Form 10-Q
period 2003-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2003-11-14
CIK 1232582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003.

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From _____________________ to __________________.


                        Commission file number: 001-31775

                         ASHFORD HOSPITALITY TRUST, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Maryland                                         86-1062192

--------------------------------------    -------------------------------------
(State or other jurisdiction of           (IRS employer identification number)
incorporation or organization)

14180 Dallas Parkway, 9th Floor                          75254
--------------------------------------    -------------------------------------
Dallas, Texas
--------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:  (972) 490-9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at November 14, 2003
--------------------------------------    -------------------------------------
Common Stock, $.01 par value per share                25,733,949

                         ASHFORD HOSPITALITY TRUST, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

         Consolidated and Combined Balance Sheets for the Company as of
         September 30, 2003 (Unaudited) and for the Predecessor as of December
         31, 2002                                                                         3

         Consolidated and Combined Statements of Operations for the Company for
         the period from August 28, 2003 through September 30, 2003, and for the
         Predecessor for the period from July 1, 2003 through August 27, 2003
         and for the three months ended September 30, 2002 (Unaudited)                    4

         Consolidated and Combined Statements of Operations for the Company for
         the period from August 28, 2003 through September 30, 2003, and for the
         Predecessor for the period from January 1, 2003 through August 27, 2003
         and for the nine months ended September 30, 2002 (Unaudited)                     5

         Consolidated and Combined Statement of Owners' Equity for the Company
         for the period from August 28, 2003 through September 30, 2003
         (Unaudited)                                                                      6

         Consolidated and Combined Statements of Cash Flows for the nine months
         ended September 30, 2003 and 2002 (Unaudited)                                    7

         Notes to Consolidated and Combined Financial Statements                          8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                           11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      18

ITEM 4.  CONTROLS AND PROCEDURES                                                         18

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                               18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                       18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             19

ITEM 5.  OTHER INFORMATION                                                               19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                20

SIGNATURES                                                                               21

PART I:  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1:  FINANCIAL STATEMENTS

                    ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
                       CONSOLIDATED AND COMBINED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  THE COMPANY     THE PREDECESSOR
                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2003              2002
                                                                  -------------    -------------
ASSETS
Investment in hotel properties, net                               $  90,608,715    $  85,246,801
Cash and cash equivalents                                           134,862,057        2,968,814
Restricted cash                                                         442,860        3,353,554
Accounts receivable, net of allowance of
     $21,742 and $9,368, respectively                                 1,497,210        1,226,152
Inventories                                                             178,514          210,620
Deferred financing costs and other, net                                 908,445        1,278,832
Prepaid expenses                                                        496,639          772,008
Other assets                                                          2,962,798           44,572
Due from affiliates                                                     211,969          315,093
                                                                  -------------    -------------
        Total assets                                              $ 232,169,207    $  95,416,446
                                                                  =============    =============



LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable                                            $  16,000,000    $  82,126,150
Capital leases payable                                                  494,862          621,351
Accounts payable                                                      1,008,242        1,053,632
Accrued payroll expense                                                 736,515          366,974
Accrued vacation expense                                                210,432          202,967
Accrued sales and occupancy taxes                                       301,382          293,804
Accrued real estate taxes                                               594,068          638,025
Accrued expenses                                                      1,797,788          411,594
Accrued interest                                                        160,000          301,388
Due to affiliates                                                       216,000           89,607
                                                                  -------------    -------------
        Total liabilities                                            21,519,289       86,105,492

Minority interest                                                    37,939,033               --
Commitments and contingencies (see Note 9)

Preferred stock, $0.01 par value, 50,000,000 shares authorized,
        none issued or outstanding                                           --               --
Common stock, $0.01 par value, 200,000,000 shares authorized,
        25,733,949 shares issued and outstanding                        257,340               --
Additional paid-in capital                                          178,952,341               --
Unearned compensation                                                (6,200,638)              --
Accumulated deficit                                                    (298,158)              --
Owners' equity                                                               --        9,310,954
                                                                  -------------    -------------
        Total owners' equity                                        172,710,885        9,310,954

                                                                  -------------    -------------
Total liabilities and owners' equity                              $ 232,169,207    $  95,416,446
                                                                  =============    =============


          See notes to consolidated and combined financial statements.

                 ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THE COMPANY        THE PREDECESSOR      THE PREDECESSOR
                                            PERIOD FROM          PERIOD FROM       THREE MONTHS ENDED
                                         AUGUST 28, 2003 TO    JULY 1, 2003 TO       SEPTEMBER 30,
                                         SEPTEMBER 30, 2003    AUGUST 27, 2003           2002
                                         ------------------    ---------------     ------------------
REVENUE
       Rooms                                 $  2,764,856       $  5,098,062         $  7,342,550
       Food and beverage                          463,125            832,795            1,330,238
       Other                                       70,572            210,554              213,726
                                             ------------       ------------         ------------
            Total hotel revenue                 3,298,553          6,141,411            8,886,514

       Asset management fees                      110,591                 --                   --
                                             ------------       ------------         ------------
   TOTAL  REVENUE                               3,409,144          6,141,411            8,886,514

EXPENSES
   Hotel operating expenses
       Rooms                                      632,740          1,145,377            1,650,993
       Food and beverage                          373,313            687,997            1,041,925
       Other direct                                76,130            127,968              145,846
       Indirect                                 1,084,900          2,233,281            3,606,319
       Management fees (see Note 8)                98,997            182,678              267,870
                                             ------------       ------------         ------------
            Total hotel expenses                2,266,080          4,377,301            6,712,953

   Property taxes, insurance, and other           248,900            375,423              592,882
   Depreciation and amortization                  328,052            723,445            1,261,115
   Corporate general and administrative:
       Stock-based compensation                   228,215                 --                   --
       Other corporate and administrative         717,076                 --                   --
                                             ------------       ------------         ------------
   TOTAL OPERATING EXPENSES                     3,788,323          5,476,169            8,566,950

                                             ------------       ------------         ------------
   OPERATING INCOME (LOSS)                       (379,179)           665,242              319,564
                                             ------------       ------------         ------------

   Interest income                                100,487              5,951               23,617
   Interest expense                               (85,049)        (1,567,280)          (1,624,916)

                                             ------------       ------------         ------------
   LOSS BEFORE MINORITY INTEREST                 (363,741)          (896,087)          (1,281,735)
                                             ------------       ------------         ------------

   Minority interest                               65,583                 --                   --

                                             ------------       ------------         ------------
   NET LOSS                                  $   (298,158)      $   (896,087)        $ (1,281,735)
                                             ============       ============         ============


   BASIC AND DILUTED LOSS PER SHARE          $      (0.01)
                                             ============

   WEIGHTED AVERAGE BASIC AND DILUTED
       SHARES OUTSTANDING                      23,544,987
                                             ============

          See notes to consolidated and combined financial statements.

                 ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THE COMPANY        THE PREDECESSOR     THE PREDECESSOR
                                               PERIOD FROM          PERIOD FROM      NINE MONTHS ENDED
                                           AUGUST 28, 2003 TO   JANUARY 1, 2003 TO     SEPTEMBER 30,
                                           SEPTEMBER 30, 2003    AUGUST 27, 2003           2002
                                           ------------------   ------------------   -----------------
 REVENUE
       Rooms                                 $      2,764,856    $     19,688,349    $     21,967,286
       Food and beverage                              463,125           3,629,807           4,272,022
       Other                                           70,572             681,656             816,775
                                             ----------------    ----------------    ----------------
            Total hotel revenue                     3,298,553          23,999,812          27,056,083

       Asset management fees                          110,591                  --                  --
                                             ----------------    ----------------    ----------------
   TOTAL  REVENUE                                   3,409,144          23,999,812          27,056,083

EXPENSES
   Hotel operating expenses
       Rooms                                          632,740           4,511,632           4,858,354
       Food and beverage                              373,313           2,801,002           3,100,032
       Other direct                                    76,130             498,085             468,949
       Indirect                                     1,084,900           8,687,362           9,376,744
       Management fees (see Note 8)                    98,997             718,408             812,952
                                             ----------------    ----------------    ----------------
            Total hotel expenses                    2,266,080          17,216,489          18,617,031

   Property taxes, insurance, and other               248,900           1,600,082           1,743,348
   Depreciation and amortization                      328,052           2,915,777           3,511,011
   Corporate general and administrative:
       Stock-based compensation                       228,215                  --                  --
       Other corporate and administrative             717,076                  --                  --
                                             ----------------    ----------------    ----------------
   TOTAL OPERATING EXPENSES                         3,788,323          21,732,348          23,871,390

                                             ----------------    ----------------    ----------------
   OPERATING INCOME (LOSS)                           (379,179)          2,267,464           3,184,693
                                             ----------------    ----------------    ----------------

   Interest income                                    100,487              22,800              40,996
   Interest expense                                   (85,049)         (4,583,146)         (4,691,901)

                                             ----------------    ----------------    ----------------
   LOSS BEFORE MINORITY INTEREST                     (363,741)         (2,292,882)         (1,466,212)
                                             ----------------    ----------------    ----------------

   Minority interest                                   65,583                  --                  --

                                             ----------------    ----------------    ----------------
   NET LOSS                                  $       (298,158)   $     (2,292,882)   $     (1,466,212)
                                             ================    ================    ================


   BASIC AND DILUTED LOSS PER SHARE          $          (0.01)
                                             ================


   WEIGHTED AVERAGE BASIC AND DILUTED
       SHARES OUTSTANDING                          23,544,987
                                             ================



          See notes to consolidated and combined financial statements.

                         ASHFORD HOSPITALITY TRUST, INC.
              CONSOLIDATED AND COMBINED STATEMENT OF OWNERS' EQUITY
             FROM AUGUST 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)



                                                   Common Stock
                                            -------------------------    Additional
                                             Number of        $0.01        Paid-In       Unearned     Accumulated
                                               Shares       Par Value      Capital     Compensation     Deficit          Total
                                            -------------   ---------   ------------- --------------  ------------  -------------
Formation Transactions on August 28, 2003:
  Issuance of Shares in Connection with
        Initial Public Offering                22,500,000   $ 225,000   $ 202,171,981  $          --    $       --  $ 202,396,981
  Underwriters' Fees                                   --          --     (16,925,000)            --            --    (16,925,000)
  Issuance of Restricted Shares to
        Employees & Directors                     675,300       6,753       6,070,947     (6,077,700)           --             --
  Issuance of Shares to Underwriters               65,024         650            (650)            --            --             --
  Issuance of Shares Sold to CEO & Chairman       500,000       5,000       4,180,000             --            --      4,185,000
  Contribution of Initial Properties                   --          --       7,063,690             --            --      7,063,690
  Issuance of Shares for Initial Properties       216,634       2,167          (2,167)            --            --             --
  Establish Minority Interest in
        Operating Partnership                          --          --     (38,004,615)            --            --    (38,004,615)
                                            -------------   ---------   -------------  -------------    ----------  -------------
Balance at August 28, 2003                     23,956,958   $ 239,570   $ 164,554,186  $  (6,077,700)   $       --  $ 158,716,056

  Over-allotment Option Exercised:
    Issuance of Shares                          1,734,072      17,341      14,496,842             --            --     14,514,183
    Issuance of Restricted Shares to Employees     39,017         390         350,763       (351,153)           --             --
    Issuance of Shares to Underwriters              3,902          39             (39)            --            --             --


  Additional Offering Expenses                         --          --        (449,411)            --            --       (449,411)

  Amortization of Unearned Compensation                --          --              --        228,215            --        228,215

  Net Loss                                             --          --              --             --      (298,158)      (298,158)

                                            -------------   ---------   -------------  -------------    ----------  -------------
Balance at September 30, 2003                  25,733,949   $ 257,340   $ 178,952,341  $  (6,200,638)   $ (298,158) $ 172,710,885
                                            =============   =========   =============  =============    ==========  =============




          See notes to consolidated and combined financial statements.

                 ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                                               2003                2002
                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                              $     (2,591,040)   $     (1,466,212)
   Adjustments to reconcile net loss to net cash flow
        provided by operations:
        Depreciation and amortization                                           3,243,829           3,511,011
        Amortization of deferred financing costs                                  369,573             355,636
        Amortization of unearned compensation                                     228,215                  --
        Minority interest                                                         (65,583)                 --
        Changes in assets and liabilities:
          Accounts receivable and inventories                                    (238,952)           (286,378)
          Prepaids, other assets, and due from affiliates                      (2,729,234)           (491,442)
          Restricted cash                                                       2,910,694            (761,928)
          Accounts payable, accrued expenses, and
               due to affiliates                                                1,539,947            (401,871)
                                                                         ----------------    ----------------
   Net cash flow provided by operating activities                        $      2,667,449    $        458,816

CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements and additions to hotel properties, net                           (476,983)         (1,113,037)
                                                                         ----------------    ----------------
   Net cash flow used in investing activities                            $       (476,983)   $     (1,113,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to owners                                                (1,850,750)         (1,942,695)
   Contributions received from owners                                             765,000                  --
   Net (payments) borrowings on mortgage notes payable                        (62,851,155)            918,204
   Payment of deferred financing costs                                                 --            (356,922)
   Proceeds received from initial public offering                             202,396,981                  --
   Proceeds from sale of stock to CEO & Chairman                                4,185,000                  --
   Cash paid upon the Company's formation                                     (10,082,071)                 --
   Proceeds received from over-allotment option                                14,514,183                  --
   Payment of offering costs                                                  (17,374,411)                 --
                                                                         ----------------    ----------------
   Net cash flow provided by (used in) financing activities              $    129,702,777    $     (1,381,413)
                                                                         ----------------    ----------------

   Net change in cash and cash equivalents                               $    131,893,243    $     (2,035,634)
                                                                         ----------------    ----------------
   Cash and cash equivalents, beginning balance                          $      2,968,814    $      5,152,361
                                                                         ----------------    ----------------
   Cash and cash equivalents, ending balance                             $    134,862,057    $      3,116,727
                                                                         ================    ================


          See notes to consolidated and combined financial statements.

                 ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Ashford Hospitality Trust, Inc. and subsidiaries (the "Company") is a self-advised real estate investment trust ("REIT"), which commenced operations on August 28, 2003 when it completed its initial public offering ("IPO") and concurrently consummated certain other formation transactions, including the acquisition of six hotels ("initial properties") and eight asset management and consulting contracts, all previously owned by affiliates of Remington Hotel Corporation (the "Predecessor").

The IPO consisted of the sale of 22,500,000 shares of common stock ("initial shares"), which included 22,336,478 shares sold to the public at a price of $9 per share and 163,522 shares sold to affiliates at a price of $8.37 a share. The IPO generated gross proceeds of approximately $202.4 million. However, the aggregate proceeds to the Company, net of underwriters' discount and offering costs, was approximately $185.6 million. In addition to the initial shares, 500,000 shares of common stock were sold to Messrs. Archie and Montgomery Bennett, the Company's Chairman and Chief Executive Officer, respectively, 216,634 shares of common stock were conveyed to a limited partnership owned by Messrs. Archie and Montgomery Bennett, 25,000 shares of restricted stock were issued to Company directors, 65,024 shares of common stock were issued to the underwriters, and 650,300 shares of restricted stock were issued to Company executives and certain employees of the Company and its affiliates. In total, 23,956,958 shares of common stock were issued in connection with the Company's formation. In addition, 5,657,917 units of limited partnership interest, valued at $9 per unit, were issued to Company executives and certain employees of the Company and its affiliates.

Concurrent with the Company's formation, the Company utilized its net proceeds of $185.6 million to repay $65.7 million of mortgage indebtedness secured by the initial properties and paid an additional $3.0 million in cash related to the acquisition of one of the initial properties. Hence, the Company had approximately $116.9 million in available cash immediately following its formation.

On September 26, 2003, the Company issued an additional 1,734,072 shares of common stock at a price of $9 per share, which generated additional net proceeds of $14.5 million, as a result of the exercise of the underwriters' over-allotment option. Concurrent with this, the Company issued an additional 39,017 shares of restricted stock to its executives and certain employees of the Company and its affiliates and an additional 3,902 shares of common stock to its underwriters.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Company's operating partnership, which is owned 81.97% by the Company and 18.03% by Company executives and certain employees of the Company and its affiliates, leases its hotels to Ashford TRS Corporation ("Ashford TRS"), which is a wholly-owned subsidiary of the operating partnership. Ashford TRS then engages hotel management companies to operate the hotels under management contracts. Ashford TRS will be treated as a taxable REIT subsidiary for federal income tax purposes. Therefore, the Company's operating partnership and principal source of funds will be dependent on Ashford TRS's ability to generate cash flow from the operation of the hotels.

2.   BASIS OF PRESENTATION

These consolidated and combined financial statements presented herein include all of the accounts of the Company beginning with its commencement of operations on August 28, 2003. Prior to that time, this report includes the combined financial statements of the Predecessor.

These consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and disclosures required by GAAP for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, the operations of the hotels have historically been seasonal as three of the initial properties maintain higher occupancy rates during the summer months. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. Consequently, operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

These consolidated and combined financial statements should be read in conjunction with the Predecessor's audited consolidated financial statements and footnotes for the year ended December 31, 2002, included in the Company's Post-Effective Amendment #1 to Form S-11 as filed with the Securities and Exchange Commission on August 26, 2003. The accounting policies used in preparing these consolidated and combined financial statements are consistent with those described in such Form S-11. However, certain previously reported amounts have been reclassified to conform to the current presentation.

In addition, at the time the Company filed its Post-Effective Amendment #1 to Form S-11 and after consultation with the Company's auditors, Ernst & Young, the unaudited pro forma balance sheet as of June 30, 2003, included in such Form S-11, did not classify minority interest separately in accordance with EITF No. 94-2, but rather included such minority interest with additional paid-in capital. Also, the unaudited pro forma statements of operations included in such Form S-11 for the six months ended June 30, 2003 and year ended December 31, 2002, did not allocate a percentage of the Company's net loss to minority interest. However, after recommendation by Ernst & Young and concurrence of the Company, it has been determined that minority interest should be separately categorized in the accompanying consolidated and combined financial statements. For the period since the Company's formation on August 28, 2003 through September 30, 2003, the impact of allocating the appropriate percentage of the Company's net loss to minority interest reduced dilutive loss per share by $0.0028.

3.   SIGNIFICANT ACCOUNTING POLICIES SUMMARY

Principles of Consolidation - The accompanying consolidated and combined financial statements reflect the total activity of the Company and its wholly-owned subsidiaries or its Predecessor and are presented on a combined basis as a result of common ownership and control. All significant intercompany accounts and transactions among the combined entities have been eliminated in the combined financial statements.

Revenue Recognition - Revenues include room, food, beverage, and other hotel revenues such as long-distance telephone service, laundry, and space rentals. Revenues are recognized as the related services are delivered.

Use of Estimates - The preparation of these consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Hotel Properties - Hotel properties are stated at the Predecessor's historical cost, net of any impairment charges, plus an approximate $8.1 million minority interest partial step-up recorded upon formation of the Company on August 28, 2003. Hotel properties are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. Improvements and additions which extend the life of the property are capitalized. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. To date, no such impairment charges have been recognized.

Income Taxes - As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS will be treated as a taxable REIT subsidiary for federal income tax purposes. For the three and nine months ended September 30, 2003, Ashford TRS is reporting a taxable loss that is not material to the accompanying consolidated financial statements.

Earnings (Loss) Per Share - Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings
(loss) per share. At September 30, 2003, none of the aforementioned 714,317 restricted shares of common stock are vested. Since the Company is reporting a net loss for both the three and nine month periods ended September 30, 2003, the effects of the 714,317 restricted shares of common stock and the aforementioned 5,657,917 units of limited partnership interest are not dilutive for both the three and nine month periods ended September 30, 2003. Therefore, basic and dilutive earnings (loss) per share are the same for all periods presented.

Recent Accounting Pronouncements -

SFAS No. 146 - In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of SFAS No. 146 in the first quarter of 2003 did not have any immediate effect on the Company's results of operations, financial position, or cash flows.

FIN No. 45 - In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that a guarantor recognize a liability for certain guarantees and enhance disclosures for such guarantees. The recognition provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations, financial position, or cash flows.

FIN No. 46 - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires existing unconsolidated variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements for periods ending after December 15, 2003, related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is still assessing the impact of FIN No. 46.

SFAS No. 149 - In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June

30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

SFAS No. 150 - In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, in October 2003, the Financial Accounting Standards Board elected to indefinitely defer implementation of certain standards of SFAS No. 150 relating to limited-life subsidiaries. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

4.   INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties as of September 30, 2003 is as follows
(unaudited):


Land                                                      $  16,650,298
Buildings and improvements                                   77,298,353
Furniture, fixtures, and equipment                           15,749,900
                                                          -------------
        Total cost                                          109,698,551
Accumulated depreciation                                    (19,089,836)
                                                          -------------
        Investment in hotel properties, net               $  90,608,715
                                                          =============

Upon formation of the Company on August 28, 2003, the Company recorded an approximate $8.1 million minority interest partial step-up to the historical net carrying values of its hotel properties resulting from the acquisition of minority interest partners.

5.   MORTGAGE NOTES PAYABLE

Mortgages notes payable as of September 30, 2003 represents a $16 million variable-rate mortgage bearing interest at the greater of LIBOR plus 3.5% or 5.5%, which is secured by hotel property with a carrying value of approximately $18.8 million. Interest payments are due monthly through maturity on December 31, 2006. Beginning January 1, 2005, monthly principal payments of $20,000 are due as well. At September 30, 2003, LIBOR was approximately 1.29%.

In connection with the Company's formation, the Company used a portion of its proceeds from its IPO to repay $65.7 million of mortgage indebtedness secured by the initial properties.

6.   EMPLOYEE STOCK GRANTS

Upon consummation of the IPO and subsequent exercise of the underwriters' over-allotment, the Company issued a total of 714,317 shares of restricted stock to its executives, directors, and certain employees of the Company and its affiliates. Such shares vest over three years and are charged to compensation expense on a straight-line basis based on the IPO price of $9 per share. For both the three and nine month periods ended September 30, 2003, the Company recognized compensation expense of approximately $228,000 related to these shares.

7.   MINORITY INTEREST

Minority interest in the operating partnership represents the limited partners' actual proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on August 28, 2003, and subsequent exercise of the underwriters' over-allotment option on September 26, 2003, the Company issued 5,657,917 units of limited partnership interest to affiliates, representing an 18.03% minority interest ownership. Beginning August 28, 2004, each unit of limited partnership interest may be redeemed for a) cash, at the option of the holder, or b) one share of the Company's common stock, at the Company's election.

8.   RELATED PARTY TRANSACTIONS

Under previous agreements with an affiliate, the Predecessor was obligated to pay the affiliate management fees of 3%-4.5% of gross revenues, as defined by the agreements, and to reimburse the affiliate for certain accounting and administrative expenses. Under related management agreements, the Predecessor was obligated to pay a fee equal to 8% of all invoiced third-party costs of the expenditures necessary for replacement of furniture, fixtures, equipment, and building repairs.

Upon formation of the Company on August 28, 2003, the Company is now obligated to pay the affiliate a) monthly management fees equal to the greater of $10,000, adjusted annually, or 3% of gross revenues as well as an annual incentive management fee, if applicable, b) a development fee of 3% of project costs associated with development, c) a project management fee of 4% of project costs, reduced to 3% once project costs exceed 5% of gross revenues, and d) other general fees at current market rates as approved by the Company's independent directors.

Under these agreements, the Company or its Predecessor paid the following amounts during the three and nine month periods ended September 30, 2003 and 2002 (unaudited):



                                                                                                 COMPANY &
                                       THE COMPANY      THE PREDECESSOR    THE PREDECESSOR      PREDECESSOR       THE PREDECESSOR
                                    ------------------  ----------------  ------------------  -----------------  -----------------
                                       PERIOD FROM         PERIOD FROM    THREE MONTHS ENDED  NINE MONTHS ENDED  NINE MONTHS ENDED
                                    AUGUST 28, 2003 TO   JULY 1, 2003 TO     SEPTEMBER 30,       SEPTEMBER 30,    SEPTEMBER 30,
                                    SEPTEMBER 30, 2003   AUGUST 27, 2003         2002                2003              2002
                                    ------------------  ----------------  ------------------  -----------------  -----------------
Management fees                      $         98,997   $        182,678   $        267,870   $        817,405   $        812,952
Purchasing/project management fees                970             19,832             26,022             55,266            137,916
Development fees                                   --                 --                 --                 --                 --
Special Limited Partner fees                       --            122,995            148,844            506,307            498,128
Other fees                                     25,758            151,054            270,356            382,370            404,382
                                     ----------------   ----------------   ----------------   ----------------   ----------------
          Total                      $        125,725   $        476,559   $        713,092   $      1,761,348   $      1,853,378
                                     ================   ================   ================   ================   ================


Upon formation of the Company on August 28, 2003 and related redemption of the Company's interest in its Special Limited Partner, payments to the Special Limited Partner are no longer considered to be related party transactions.

9.   COMMITMENTS AND CONTINGENCIES

Franchise Fees - Under the existing franchise agreements, the Company is obligated to pay the franchisors royalty fees between 3% and 4% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 2.75% and 3.75% of gross room revenue.

Restricted Cash - Under the existing mortgage loan agreement, the Company is obligated to escrow payments for insurance and real estate taxes. In addition, the Company is obligated to escrow 4% of gross revenue for capital improvements.

Management Fees - Under the existing management agreements, the Company is obligated to pay a) monthly management fees equal to the greater of $10,000, adjusted annually, or 3% of gross revenues as well as an annual incentive management fee, if applicable, b) a development fee of 3% of project costs associated with development, c) a project management fee of 4% of project costs, reduced to 3% once project costs exceed 5% of gross revenues, and d) other general fees at current market rates as approved by the Company's independent directors.

The Company is currently subject to litigation arising in the normal course of its business. In the opinion of management, none of these lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company's business, results of operations, or financial condition. In addition, the Company has adequate insurance in place to cover such litigation.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

During both the nine month periods ended September 30, 2003 and 2002, interest paid was approximately $4.3 million.

In connection with the Company's formation on August 28, 2003 and subsequent exercise of the underwriters' over-allotment, the Company recorded non-cash transactions as follows: a) an approximate $8.1 million minority interest partial step-up to the historical net carrying values of its hotel properties resulting from the acquisition of minority interest partners, b) an approximate $3.3 million forgiveness of debt, c) an approximate $170,000 write-off of deferred loan costs associated with the repaid mortgage loans, and d) the issuance of 714,317 shares of restricted stock to Company executives, employees, affiliates, and directors.

11.  SUBSEQUENT EVENTS

On October 8, 2003, the Company acquired five hotel properties from FelCor Lodging Limited Partnership for approximately $50 million in cash. The purchase price was the result of an arms' length negotiation. Annualized revenues of the acquired hotels are approximately $26 million. The Company used a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties.

On October 16, 2003, the Company exercised its option to reassign its rights under its eight asset management and consulting contracts back to an affiliate until January 1, 2004 in order to meet REIT eligible-income thresholds in 2003. As a result, the Company will forego related asset management fee income over this period of approximately $250,000. However, the related guarantee of payment associated with these fees will be extended for a like period.

On October 31, 2003, the Company announced that it will be acquiring four hotel properties from Noble Investment Group for approximately $33.9 million in cash. The purchase price was the result of an arms' length negotiation. Annualized revenues of these four hotels are approximately $9.5 million. The Company plans to use a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties. The acquisition is expected to close in late November 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of the federal securities laws. Ashford Hospitality Trust, Inc. (the "Company" or "we" or "our") cautions investors that any forward-looking statements presented herein, or which management may make orally or in writing from time to time, are based on management's beliefs and assumptions at that time. Throughout this report, words such as "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result," and other similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution investors that while forward-looking statements reflect our good faith beliefs at the time they are made, such statements are not guarantees of future performance and are impacted by actual events that occur after such statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Post-Effective Amendment #1 to Form S-11 as filed with the Securities and Exchange Commission on August 26, 2003. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

OVERVIEW

We are a real estate investment trust ("REIT") that commenced operations upon completion of our initial public offering ("IPO") and related formation transactions on August 28, 2003. As of September 30, 2003, we owned six hotels, four Embassy Suites and two Radisson Hotels, and eight asset management and consulting contracts.

These consolidated and combined financial statements presented herein include all of the accounts of the Company beginning with its commencement of operations on August 28, 2003. Prior to that time, this report includes the combined financial statements of certain affiliates of Remington Hotel Corporation (the "Predecessor").

Results of operations are best explained by three key performance indicators: occupancy, average daily rate ("ADR"), and net revenue per available room ("RevPAR"), which equals the occupancy percentage multiplied by ADR. Increases in RevPar attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. Increases in RevPar attributable to increases in ADR are accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

The following table illustrates the key performance indicators for our portfolio for the three and nine months ended September 30, 2003 and 2002:

                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------------------    --------------------------------
                                 2003              2002              2003              2002
                            --------------    --------------    --------------    --------------
Consolidated (six hotels)
  Hotel revenues            $    9,439,964    $    8,886,514    $   27,298,365    $   27,056,083
  RevPar                    $        78.12    $        72.95    $        75.18    $        73.55
  Occupancy                          76.51%            70.18%            72.27%            67.00%
  ADR                       $       102.10    $       103.94    $       104.02    $       109.78


Embassy Suites
  Hotel revenues            $    6,088,595    $    5,860,739    $   18,790,691    $   18,985,095
  RevPar                    $        86.26    $        83.22    $        89.56    $        89.93
  Occupancy                          77.01%            72.63%            77.05%            75.33%
  ADR                       $       112.01    $       114.58    $       116.24    $       119.39


Radisson Hotels
  Hotel revenues            $    3,351,369    $    3,025,775    $    8,507,674    $    8,070,988
  RevPar                    $        65.27    $        56.73    $        52.45    $        47.67
  Occupancy                          75.73%            66.32%            64.73%            53.83%
  ADR                       $        86.18    $        85.54    $        81.03    $        88.55

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002

Revenue. Total revenue for the three months ended September 30, 2003 increased approximately $664,000 or 7.47% from total revenue for the three months ended September 30, 2002, primarily due to increased room revenues and asset management fees offset slightly by decreased food and beverage revenues. Room revenues increased due to an increase in RevPar to $78.12 for the three months ended September 30, 2003 compared to $72.95 for the respective prior year period, which consisted of a 9.02% increase in occupancy and a 1.77% decrease in ADR.

Room revenues for the three months ended September 30, 2003 increased approximately $520,000 or 7.09% compared to the same prior year period, primarily due to the aforementioned increase in occupancy. Both the Las Vegas Embassy Suites and Covington Radisson experienced increases in occupancy due to an enhanced focus on weekend group sales. Occupancy also increased at the Dulles Embassy Suites due to a recovery in that marketplace, which had suffered a downturn following the September 11, 2001 terrorist events. These occupancy increases were slightly offset by a decrease in occupancy at both the Dallas and Austin Embassy Suites due to a downturn in the Texas economy, which is heavily dependent on business in the high-tech and telecom sectors.

Food and beverage revenues for the three months ended September 30, 2003 decreased approximately $34,000 or 2.58% compared to the same prior year period. Food and beverage revenues decreased at both the Dulles Embassy Suites and Dallas Embassy Suites due to higher than usual banquet revenues experienced in 2002 that did not recur in 2003. In addition, food and beverage revenues were down at the Dallas Embassy Suites due to the aforementioned decrease in occupancy. Food and beverage revenues also decreased at the Covington Radisson due to a shift in customer mix toward airline crews, who utilize food and beverage facilities to a lesser extent than other business travelers.

Asset management fees increased to approximately $111,000 for the three months ended September 30, 2003, compared to zero for the same prior year period due to the eight asset management and consulting contracts acquired from an affiliate upon formation of the Company on August 28, 2003.

Hotel Operating Expenses. Hotel operating expenses, which consist of rooms expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, decreased approximately $70,000 or 1.04% for the three months ended September 30, 2003 compared to the same prior year period, primarily due to a decrease in indirect expenses somewhat offset by an increase in room expense. Overall, hotel profit margin increased approximately $623,000 from approximately $2.2 million for the three months ended September 30, 2002 to approximately $2.8 million for the three months ended September 30, 2003.

Room expense increased 7.70 % for the three months ended September 30, 2003 compared to the same prior year period primarily due to variable costs associated with the aforementioned overall increase in occupancy as well as increased payroll costs. Over the same comparative period, food and beverage expense increased 1.86% due to rising food and payroll costs. However, indirect expenses decreased approximately $288,000 or 7.99% for the three months ended September 30, 2003 compared to the same prior year period. Indirect expenses decreased due to:

          o decreased sales and marketing expenses at the Dallas Embassy Suites and Holtsville Radisson resulting from lower payroll costs at these locations as well as cost-savings measures implemented in Dallas;

          o decreased repairs and maintenance expense at the Las Vegas Embassy Suites, Covington Radisson, and Holtsville Radisson due to improvement programs in effect in 2002 that did not recur in 2003;

          o offset by increased general and administrative fees due to increased payroll;

          o offset by increased energy costs due the air conditioning system running inefficiently during a portion of 2003 at the Austin Embassy Suites, increased rates at the Dallas Embassy Suites, and increased usage at the Holtsville Radisson.

Property taxes, insurance, and other. Property taxes, insurance, and other increased approximately $31,000 or 5.30% for the three months ended September 30, 2003 compared to the same prior year period due to increased property tax rates.

Depreciation and amortization. Depreciation and amortization decreased approximately $210,000 or 16.6 2% for the three months ended September 30, 2003 compared to the same prior year period as a result of certain assets becoming fully depreciated.

Corporate general and administrative. Corporate general and administrative expense increased to approximately $945,000 for the three months ended September 30, 2003 compared to zero for the same prior year period as a result of expenses associated with being a newly-formed, publicly-traded company, including salaries, payroll taxes, benefits, insurance, stock-based compensation related to employee stock grants, audit fees, and directors fees. For 2003, the total includes approximately $228,000 of non-cash expenses associated with the amortization of employee stock grants.

Operating Income. Operating income decreased approximately $34,000 from operating income of approximately $320,000 for the three months ended September 30, 2002 to operating income of approximately $286,000 for the three months ended September 30, 2003 as a result of the aforementioned operating results.

Interest Income. Interest income increased approximately $83,000 from approximately $24,000 for the three months ended September 30, 2002 to approximately $106,000 for the three months ended September 30, 2003 due to interest earned on funds received from the Company's IPO.

Interest Expense. Interest expense remained virtually flat at approximately $1.6 million for both the three month periods ended September 30, 2003 and 2002. Upon completion of the Company's initial public offering and related formation transactions on August 28, 2003, the Company repaid the majority of its mortgage notes payable. In 2003, nonrecurring costs of approximately

$124,000 related to exit fees incurred in connection with the repaid mortgage notes offset the decrease in interest expense associated with the lower debt balance. As of September 30, 2003, only a $16 million variable-rate mortgage, bearing interest at the greater of LIBOR plus 3.5% or 5.5%.

Minority Interest. Minority interest increased to approximately $66,000 for the three months ended September 30, 2003 compared to zero for the same prior year period. Upon formation of the Company on August 28, 2003, minority interest in the operating partnership was established to represent the limited partners' actual proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

The unaudited pro forma balance sheet as of June 30, 2003, included in the Company's Post-Effective Amendment #1 to Form S-11, did not classify minority interest separately in accordance with EITF No. 94-2, but rather included such minority interest with additional paid-in capital. Also, the unaudited pro forma statements of operations included in such Form S-11 for the six months ended June 30, 2003 and year ended December 31, 2002, did not allocate a percentage of the Company's net loss to minority interest.

Net Loss. Net loss decreased approximately $87,000, or 6.83%, from approximately $1.3 million for three months ended September 30, 2002 to approximately $1.2 million for the three months ended September 30, 2003, as a result of the aforementioned operating results.

Comparison of the Nine Months Ended September 30, 2003 and September 30, 2002

Revenue. Total revenue for the nine months ended September 30, 2003 increased approximately $353,000 or 1.30% from total revenue for the nine months ended September 30, 2002, primarily due to increased room revenues offset by decreased food and beverage revenues and decreased other revenues. Room revenues increased due to an increase in RevPar to $75.18 for the nine months ended September 30, 2003 compared to $73.55 for the respective prior year period, which consisted of a 7.87% increase in occupancy and a 5.24% decrease in ADR.

Room revenues for the nine months ended September 30, 2003 increased approximately $486,000 or 2.21% compared to the same prior year period, primarily due to the aforementioned increase in occupancy offset somewhat by a decrease in ADR. The Covington Radisson experienced an increase in occupancy due to an enhanced focus on weekend group sales. Occupancy also increased at the Dulles Embassy Suites due to a recovery in that marketplace, which had suffered a downturn following the September 11, 2001 terrorist events. These occupancy increases were offset by a decrease in occupancy and ADR at both the Dallas and Austin Embassy Suites due to a downturn in the Texas economy, which is heavily dependent on business in the high-tech and telecom sectors.

Food and beverage revenues for the nine months ended September 30, 2003 decreased approximately $179,000 or 4.19% compared to the same prior year period. Food and beverage revenues decreased at both the Dulles Embassy Suites and Dallas Embassy Suites due to higher than usual banquet revenues experienced in 2002 that did not recur in 2003. In addition, food and beverage revenues were down at the Dallas Embassy Suites due to the aforementioned decrease in occupancy. Food and beverage revenues also decreased at the Covington Radisson due to a shift in customer mix toward airline crews, who utilize food and beverage facilities to a lesser extent than other business travelers.

Other revenues for the nine months ended September 30, 2003 decreased approximately $65,000 or 7.90% compared to the same prior year period, primarily due to a decrease in telephone revenues as customers shifted from in-room phones to cellular phones.

Asset management fees increased to approximately $111,000 for the nine months ended September 30, 2003, compared to zero for the same prior year period due to the eight asset management and consulting contracts acquired from an affiliate upon formation of the Company on August 28, 2003.

Hotel Operating Expenses. Hotel operating expenses, which consist of rooms expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $866,000 or 4.65% for the nine months ended September 30, 2003 compared to the same prior year period, primarily due to increases in room expense, food and beverage expense, and indirect expense.

Room expense increased approximately 5.89 % for the nine months ended September 30, 2003 compared to the same prior year period primarily due to variable costs associated with the aforementioned overall increase in occupancy as well as increased payroll costs. Over the same comparative period, food and beverage expense increased 2.40% due to rising food and payroll costs. Indirect expenses increased approximately $396,000 or 4.22% for the nine months ended September 30, 2003 compared to the same prior year period. Indirect expenses increased due to:

          o increased repairs and maintenance expense at the Dallas Embassy Suites and Austin Embassy Suites due to improvements in 2003 that did not occur in 2002, partially offset by decreased repairs and maintenance expense at the Las Vegas Embassy Suites, Covington Radisson, and Holtsville Radisson due to improvement programs in effect in 2002 that did not recur in 2003;

          o increased energy costs due the air conditioning system running inefficiently during a portion of 2003 at the Austin Embassy Suites, increased usage at the Covington Radisson due to increased occupancy, and a colder 2003 winter at the Holtsville Radisson;

          o increased general and administrative fees due to increased payroll in 2003;

          o increased ownership expenses due to higher than usual professional and legal fees in 2003.

Property taxes, insurance, and other. Property taxes, insurance, and other increased approximately $106,000 or 6.06% for the nine months ended September 30, 2003 compared to the same prior year period due to increased insurance premiums following the terrorist events of September 11, 2001 and increased property tax rates.

Depreciation and amortization. Depreciation and amortization decreased approximately $267,000 or 7.61% for the nine months ended September 30, 2003 compared to the same prior year period as a result of certain assets becoming fully depreciated.

Corporate general and administrative. Corporate general and administrative expense increased to approximately $945,000 for the nine months ended September 30, 2003 compared to zero for the same prior year period as a result of expenses associated with being a newly-formed, publicly-traded company, including salaries, payroll taxes, benefits, insurance, stock-based compensation related to employee stock grants, audit fees, and directors fees. For 2003, the total includes approximately $228,000 of non-cash expenses associated with the amortization of employee stock grants.

Operating Income. Operating income decreased approximately $1.3 million from operating income of approximately $3.2 million for the nine months ended September 30, 2002 to operating income of approximately $1.9 million for the nine months ended September 30, 2003 as a result of the aforementioned operating results.

Interest Income. Interest income increased approximately $82,000 from approximately $41,000 for the nine months ended September 30, 2002 to approximately $123,000 for the nine months ended September 30, 2003 due to interest earned on funds received from the Company's IPO.

Interest Expense. Interest expense remained virtually flat at approximately $4.7 million for both the nine month periods ended September 30, 2003 and 2002. Upon completion of the Company's initial public offering and related formation transactions on August 28, 2003, the Company repaid the majority of its mortgage notes payable. In 2003, nonrecurring costs of approximately $124,000 related to exit fees incurred in connection with the repaid mortgage notes offset the decrease in interest expense associated with the lower debt balance. As of September 30, 2003, only a $16 million variable-rate mortgage, bearing interest at the greater of LIBOR plus 3.5% or 5.5%, remained outstanding.

Minority Interest. Minority interest increased to approximately $66,000 for the nine months ended September 30, 2003 compared to zero for the same prior year period. Upon formation of the Company on August 28, 2003, minority interest in the operating partnership was established to represent the limited partners' actual proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

The unaudited pro forma balance sheet as of June 30, 2003, included in the Company's Post-Effective Amendment #1 to Form S-11, did not classify minority interest separately in accordance with EITF No. 94-2, but rather included such minority interest with additional paid-in capital. Also, the unaudited pro forma statements of operations included in such Form S-11 for the six months ended June 30, 2003 and year ended December 31, 2002, did not allocate a percentage of the Company's net loss to minority interest.

Net Loss. Net loss was approximately $2.6 million for the nine months ended September 30, 2003 and approximately $1.5 million for the nine months ended September 30, 2002, which represents a net loss increase of approximately $1.1 million or 76.72% as a result of the aforementioned operating results.

Funds From Operations

The White Paper on Funds From Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in April 2002 defines FFO as net income (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items related to unconsolidated entities and joint ventures. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP.

We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income (loss) as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

We believe that to facilitate a clear understanding of our historical operating results, FFO should be considered along with our net income (loss) and cash flows reported in the consolidated financial statements.

The following table reconciles net loss to FFO for the three and nine months ended September 30, 2003 and 2002:


                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                        --------------------------    --------------------------
                                           2003           2002           2003            2002
                                        -----------    -----------    -----------    -----------
Net loss                                $(1,194,245)   $(1,281,735)   $(2,591,040)   $(1,466,212)
Depreciation and amortization             1,051,497      1,261,115      3,243,829      3,511,011
Minority interest                           (65,583)            --        (65,583)            --
                                        -----------    -----------    -----------    -----------
  Gross FFO                                (208,331)       (20,620)       587,206      2,044,799
Less FFO related to minority interest        (6,435)            --         (6,435)            --
                                        -----------    -----------    -----------    -----------
  FFO                                   $  (201,896)   $   (20,620)   $   593,641    $ 2,044,799
                                        ===========    ===========    ===========    ===========

The decrease in FFO for the three and nine month periods ended September 30, 2003 compared to the respective 2002 periods primarily relates to approximately $945,000 of corporate general and administrative expenses that we incurred subsequent to our IPO and related formation transactions on August 28, 2003, which includes approximately $228,000 of non-cash stock-based compensation. No such costs were incurred prior to that time.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to meet our cash requirements, including distributions to stockholders, will be our share of the operating partnership's cash flow. The operating partnership's principal sources of revenue will ultimately include (i) cash flow from hotel operations, (ii) interest income from mortgages we own, and (iii) rental income from third parties in sale-leaseback transactions. To date, however, all cash flow has been generated from hotel operations and management fees related to the eight asset management and consulting contracts with an affiliate.

Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

     o    Competition for guests from other hotels;

     o    Adverse effects of general and local economic conditions;

     o Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

     o Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

     o Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

     o    Overbuilding in the hotel industry, especially in particular markets;
          and

     o Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

Upon consummation of the IPO and related formation transactions, we had approximately $116.9 million in cash to invest in lodging-related assets and for general corporate purposes. We also had $16.0 million of outstanding mortgage debt related to one of the hotels. Shortly thereafter, we generated additional net proceeds of $14.5 million related to the underwriters' exercise of their over-allotment option. As of September 30, 2003, we had $134.9 million of cash remaining, which represents a small increase primarily due to cash flows from operations offset by general expenditures and working capital needs since our formation.

On October 8, 2003, the Company acquired five hotel properties from FelCor Lodging Limited Partnership for $50 million in cash. The purchase price was the result of an arms' length negotiation. The Company used a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties. The Company has earmarked an additional $8.2 million in capital improvements for these properties, which will be financed through IPO proceeds as well.

On October 16, 2003, the Company exercised its option to reassign its rights under its eight asset management and consulting contracts back to an affiliate until January 1, 2004 in order to meet REIT eligible-income thresholds in 2003. As a result, the Company will forego related asset management fees income over this period of approximately $250,000. However, the related guarantee of payment associated with these fees will be extended for a like period.

On October 31, 2003, the Company announced that it will be acquiring four hotel properties from Noble Investment Group for approximately $33.9 million in cash. The purchase price was the result of an arms' length negotiation. The Company plans to use a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties. The acquisition is expected to close in late November 2003.

In general, we are focused exclusively on investing in the hospitality industry across all segments, including direct hotel investments, first mortgages, mezzanine loans, and sale-leaseback transactions. We intend to acquire and, in the appropriate market conditions, develop additional hotels and provide structured financings to owners of lodging properties. We may incur indebtedness to fund any such acquisitions, developments, or financings. We may also incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to make the required distributions.

We are currently in negotiations with certain financial institutions to obtain a secured credit facility for approximately $60 million. We are also negotiated a $36 million mortgage note, at an interest rate of LIBOR plus 3.25% with a 4.75% floor. This mortgage note is expected to close within 30 days, will mature four years from that date, and will be collateralized by five hotel properties. However, no assurances can be given that we will obtain such financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute on our business strategy.

We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other borrowings or from the proceeds of additional issuances of common stock or other securities. However, other than the aforementioned acquisitions, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.

Our existing hotels are located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities. In addition, the downturn in the national economy, the aftermath of the terrorist attacks against the United States, and the impact of the war in Iraq have had a negative impact on our operating cash flows.

INFLATION

Initially, we will be relying entirely on the performance of the initial properties and the ability of the properties' managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates rather quickly, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, such as real estate and personal property taxes, property and casualty insurance, and utilities, are subject to inflation as well.

SEASONALITY

The initial properties' operations historically have been seasonal as three of the initial properties maintain higher occupancy rates during the summer months. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. We anticipate that our cash flow from the operation of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to make required distributions. However, we cannot make any assurances that we will make distributions in the future.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies which we believe are the most significant to fully understand and evaluate our reported financial results are described below:

Revenue Recognition - Revenues include room, food, beverage, and other hotel revenues such as long-distance telephone service, laundry, and space rentals. Revenues are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Investment in Hotel Properties - Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. Improvements and additions which extend the life of the property are capitalized. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. To date, no such impairment charges have been recognized.

Recent Accounting Pronouncements -

SFAS No. 146 - In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of SFAS No. 146 in the first quarter of 2003 did not have any immediate effect on the Company's results of operations, financial position, or cash flows.

FIN No. 45 - In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that a guarantor recognize a liability for certain guarantees and enhance disclosures for such guarantees. The recognition provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations, financial position, or cash flows.

FIN No. 46 - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires existing unconsolidated variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements for periods ending after December 15, 2003, related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is still assessing the impact of FIN No. 46.

SFAS No. 149 - In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

SFAS No. 150 - In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, in October 2003, the Financial Accounting Standards Board elected to indefinitely defer implementation of certain standards of SFAS No. 150 relating to limited-life subsidiaries. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

As of September 30, 2003, we had a $16 million variable-rate mortgage bearing interest at the greater of LIBOR plus 3.5% or 5.5%. A 1% change in interest rates would impact interest expense on an annualized basis by $160,000. We had no other outstanding debt as of September 30, 2003.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2003, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4:  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

We are currently subject to litigation arising in the normal course of its business. In the opinion of management, none of these lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we currently have adequate insurance in place to cover such litigation.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company began operations August 28, 2003 when it completed its initial public offering ("IPO") and concurrently consummated certain other formation transactions, including the acquisition of six hotels ("initial properties") and eight asset management and consulting contracts, all previously owned by affiliates of Remington Hotel Corporation. These transactions are discussed in the Company's Post-Effective Amendment #1 to Form S-11 (file number 001-31775) as filed with the Securities and Exchange Commission on August 26, 2003. The primary underwriters in the IPO were Friedman, Billings, Ramsey & Co., Inc., Legg Mason Wood Walker, Incorporated, and Credit Lyonnais Securities (USA) Inc.

The IPO consisted of the sale of 22,500,000 shares of common stock ("initial shares"), which included 22,336,478 shares sold to the public at a price of $9 per share and 163,522 shares sold to affiliates at a price of $8.37 a share. The IPO generated gross proceeds of approximately $202.4 million. However, the aggregate proceeds to the Company, net of underwriters' discount and offering costs, was approximately $185.6 million. In addition to the initial shares, 500,000 shares of common stock were sold to Messrs. Archie and Montgomery Bennett, the Company's Chairman and Chief Executive Officer, respectively, 216,634 shares of common stock were conveyed to a limited partnership owned by Messrs. Archie and Montgomery Bennett, 25,000 shares of restricted stock were issued to Company directors, 65,024 shares of common stock were issued to the underwriters, and 650,300 shares of restricted stock were issued to Company executives and certain employees of the Company and its affiliates. In total, 23,956,958 shares of common stock were issued in connection with the Company's formation. In addition, 5,657,917 units of limited partnership interest were issued to Company executives and certain employees of the Company and its affiliates.

Concurrent with the Company's formation, the Company utilized its net proceeds of $185.6 million to repay $65.7 million of mortgage indebtedness secured by the initial properties and paid an additional $3.0 million in cash related to the acquisition of one of the initial properties. Hence, the Company had approximately $116.9 million in available cash immediately following its formation.

On September 26, 2003, the Company issued an additional 1,734,072 shares of common stock at a price of $9 per share, which generated additional net proceeds of $14.5 million, as a result of the exercise of the underwriters' over-allotment option. Concurrent with this, the Company issued an additional 39,017 shares of restricted stock to its executives and certain employees of the Company and its affiliates and an additional 3,902 shares of common stock to its underwriters.

As of September 30, 2003, the Company had $134.9 million of cash remaining, which represents a small increase primarily due to cash flows from operations offset by general expenditures and working capital needs since its formation.

On October 8, 2003, the Company acquired five hotel properties from FelCor Lodging Limited Partnership for $50 million in cash. The Company used a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties. The Company has earmarked an additional $8.2 million in capital improvements for these properties, which will be financed through IPO proceeds as well.

On October 31, 2003, the Company announced that it will be acquiring four hotel properties from Noble Investment Group for approximately $33.9 million in cash. The Company plans to use a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties. The acquisition is expected to close in late November 2003.

In general, the Company is focused exclusively on investing in the hospitality industry across all segments, including direct hotel investments, first mortgages, mezzanine loans, and sale-leaseback transactions.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS


         10.1     Amended and Restated Agreement of Limited Partnership of
                  Ashford Hospitality Limited Partnership, dated August 29,
                  2003.

         10.2     Amended and Restated Exhibit A to Agreement of Limited
                  Partnership of Ashford Hospitality Limited Partnership, dated
                  September 26, 2003

         10.3     Amendment No. 1 to Amended and Restated Agreement of Limited
                  Partnership of Ashford Hospitality Limited Partnership, dated
                  October 16, 2003.

         10.4 Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford
                  Financial Corporation, dated October 7, 2003.

         31.1     Certification of Chief Executive Officer Required by Rule
                  13a-14(a) of the Securities Exchange Act of 1934, as amended

         31.2     Certification of Chief Financial Officer Required by Rule
                  13a-14(a) of the Securities Exchange Act of 1934, as amended

         31.3     Certification of Chief Accounting Officer Required by Rule
                  13a-14(a) of the Securities Exchange Act of 1934, as amended

         32.1     Certification of Chief Executive Officer Required by Rule
                  13a-14(b) of the Securities Exchange Act of 1934, as amended
                  (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

         32.2     Certification of Chief Financial Officer Required by Rule
                  13a-14(b) of the Securities Exchange Act of 1934, as amended
                  (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

         32.3     Certification of Chief Accounting Officer Required by Rule
                  13a-14(b) of the Securities Exchange Act of 1934, as amended
                  (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

REPORTS ON FORM 8-K

On September 23, 2003, we filed a Form 8-K that included information reported under Items 2 and 7 related to our impending acquisition of five hotel properties owned by FelCor Lodging Limited Partnership on October 8, 2003.

On September 29, 2003, we filed a Form 8-K that included information reported under Item 5 related to our underwriters exercising their over-allotment option related to our initial public offering.

On October 9, 2003, we filed a Form 8-K to furnish our press release announcing the acquisition of five hotel properties owned by FelCor Lodging Limited Partnership on October 8, 2003.

On October 31, 2003, we filed a Form 8-K that included information reported under Items 2 and 7 related to our impending acquisition of four hotel properties owned by Noble Investment Group, which is expected to close in late November 2003.

On November 6, 2003, we filed a Form 8-K that included information reported under Items 7 and 12 to furnish our earnings release for the quarter ended September 30, 2003.

On November 12, 2003, we filed a Form 8-K/A that included information reported under Items 2 and 7 related to our acquisition of five hotel properties owned by FelCor Lodging Limited Partnership on October 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 2003                By: /s/ MONTGOMERY J. BENNETT
                                           ----------------------------------
                                           Montgomery J. Bennett
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Dated: November 14, 2003                By: /s/ DAVID J. KIMICHIK
                                           ----------------------------------
                                           David J. Kimichik
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Dated: November 14, 2003                By: /s/ MARK L. NUNNELEY
                                           ----------------------------------
                                           Mark L. Nunneley
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)