Form 10-K
period 2003-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2004-03-29
CIK 1232582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-31775

Ashford Hospitality Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	86-1062192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14185 Dallas Parkway, Suite 1100, Dallas, Texas (Address of principal executive offices)	75254 (Zip Code)

(972) 490-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as of December 31, 2003 (the second fiscal quarter in which the registrant had operations following its initial public offering), was approximately $227.5 million. As of March 26, 2004, the registrant had issued and outstanding 25,800,447 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant’s definitive Proxy Statement pertaining to the 2004 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FORM 10-K INDEX

Forward-Looking Statements

      We make forward-looking statements throughout this Form 10-K and documents incorporated herein by reference herein that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the impact of technology on our operations and business; and

•	use of available proceeds.

      The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our common stock. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•	the factors discussed in this Form 10-K, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” “Business,” and “Properties;”

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry and the market in which we operate, interest rates, or the general economy; and

•	the degree and nature of our competition.

      When we use the words “will likely result,” “may,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Business

Our Company

      Ashford Hospitality Trust, Inc. and subsidiaries (the “Company” or “we”) is a self-advised real estate investment trust (“REIT”), which commenced operations on August 29, 2003 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including the acquisition of six hotels (“initial properties”) and eight asset management and consulting contracts, all previously owned by affiliates of Remington Hotel Corporation (the “Predecessor”).

      Our operating partnership, Ashford Hospitality Limited Partnership, was organized as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. Ashford OP General Partner LLC, a wholly-owned subsidiary of ours, serves as the sole general partner of our operating partnership. Ashford OP Limited Partner LLC, another of our wholly-owned subsidiaries, owns an 81.97% limited partnership interest in our operating partnership. The remaining 18.03% limited partnership interest in our operating partnership is owned by Company executives and certain employees of the Company and its affiliates. Limited partners in our operating partnership received partnership units representing interests in the partnership in exchange for certain assets contributed to us as part of the formation transactions.

      Ashford TRS Corporation (“Ashford TRS”), our taxable REIT subsidiary, was incorporated as a Delaware corporation. Each of our hotel properties are leased to Ashford TRS, which engages hotel management companies, such as Remington Lodging Hospitality LP (“Remington Lodging”), an affiliate of Remington Hotel Corporation, to manage and operate the hotels under management contracts. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our operating partnership and principal source of funds will be dependent on Ashford TRS’s ability to generate cash flow from the operation of the hotels. Ashford TRS will pay income taxes at regular corporate rates on its taxable income.

      The IPO consisted of the sale of 22,500,000 shares of common stock (“initial shares”), which included 22,336,478 shares sold to the public at a price of $9 per share and 163,522 shares sold to affiliates at a price of $8.37 per share. The IPO generated gross proceeds of approximately $202.4 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $185.3 million. In addition to the initial shares, 500,000 shares of common stock were sold to Messrs. Archie and Montgomery Bennett, the Company’s Chairman and the Company’s Chief Executive Officer and Director, respectively, 216,634 shares of common stock were conveyed to a limited partnership owned by Messrs. Archie and Montgomery Bennett, 25,000 shares of restricted stock were issued to Company directors, 65,024 shares of common stock were issued to the underwriters, and 650,300 shares of restricted stock were issued to Company executives and certain employees of the Company and its affiliates. In total, 23,956,958 shares of common stock were issued in connection with the Company’s formation. In addition, 5,657,917 units of limited partnership interest, valued at $9 per unit, were issued to Company executives and certain employees of the Company and its affiliates. On August 29, 2004, one year after the completion of the IPO, these partnership units will be redeemable, at the option of the holder, for our common stock or, at our election, for cash on a one-for-one basis.

      Concurrent with the Company’s formation, the Company utilized its net proceeds of $185.3 million to repay $65.7 million of mortgage indebtedness secured by the initial properties and paid an additional $3.0 million in cash related to the acquisition of one of the initial properties. Hence, the Company had approximately $116.6 million in available cash immediately following its formation.

      On September 26, 2003, the Company issued an additional 1,734,072 shares of common stock at a price of $9 per share as a result of the exercise of the underwriters’ over-allotment option. This generated additional gross proceeds of approximately $15.6 million, or net proceeds of approximately $14.5 million after considering the underwriters’ fees of approximately $1.1 million. Concurrent with this, the Company issued an additional 39,017 shares of restricted stock to its executives and certain employees of the Company and its affiliates.

      As of March 26, 2004, we owned sixteen hotels located throughout the United States. We also owned approximately $71.6 million of mezzanine loans receivable secured by junior mortgages or, in one instance, by a junior participation in a first mortgage, on hotels throughout the United States. We currently have no foreign operations, and all of our operations are within the hotel lodging industry.

      We maintain a website at www.ahtreit.com. On our website, we make available free-of-charge all our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. In addition, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines are also available free-of-charge on our website or can be made available in print upon request.

      All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Our Business Strategy

      We were formed to take advantage of the existing and developing investment opportunities in the lodging industry. These diverse lodging investment opportunities may result from inefficiencies related to market illiquidity, supply/demand imbalances, and general business cycles. We target specific opportunities created by the current lodging market while retaining the flexibility to invest in the most attractive risk-reward opportunities as they develop in the lodging business cycle. To our knowledge, we are one of the few publicly-traded REITs exclusively focused on investing in the hospitality industry at all levels of the capital structure and across all segments where pricing, yield, and capital appreciation advantages may exist.

      Our current investment strategy is intended to take advantage of strengthening lodging fundamentals. We believe that the U.S. economy is currently beginning a recovery in the current business cycle and that the underlying cash flows of hotels will improve as the recently distressed lodging industry rebounds from its cyclical low point. We believe that our current investment policies will allow us to participate in future improvements in performance within the lodging industry. However, we also believe that as supply, demand, and capital market cycles change, we will be able to quickly shift our investment policies to take advantage of newly-created lodging investment opportunities as they develop. Currently, we do not focus our acquisitions on any specific geographical market.

      Our primary business objective is to maximize stockholder value by achieving attractive risk-adjusted returns throughout the business cycles of the lodging industry. Our strategy is to selectively invest capital in a variety of lodging-related assets based on our evaluation of diverse market conditions. By investing in different lodging assets, at different levels of a given hotel’s capital structure, we plan to take advantage of changes in the capital markets.

      Our business strategy of combining lodging-related equity and debt investments seeks, among other things, to:

•	maximize economic benefits from an industry that has suffered significant reductions in operating performance and appears to be at the beginning stages of recovery;

•	capitalize on both current yield and appreciation, while simultaneously offering diversification of types of assets within the hospitality industry;

•	vary investments across an array of hospitality assets to take advantage of market cycles for each asset class; and

•	offer an attractive liquidity alternative to asset sales (through structure and tax deferral) and traditional financing (due to rate, structure, loan-to-value, and asset class).

      Our investment strategy primarily targets limited and full service hotels in primary, secondary, and resort markets throughout the United States. To take full advantage of current and future investment opportunities in the lodging industry, we will invest according to the asset allocation strategies described below. Due to ongoing changes in market conditions, we will continually evaluate the appropriateness of our investment strategies; and our board of directors may change any or all of these strategies at any time. In addition to our investment activities, we also perform certain asset management and consulting services for other management companies affiliated with Remington Hotel Corporation.

      We evaluate our portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, we may sell investments opportunistically. Our decision to sell a hotel often will be predicated upon, among other things: projected cash flow; size of the hotel; strength of the franchise; property condition and related costs to renovate the property; strength of market demand; projected supply of hotel rooms in the market; probability of increased valuation; and geographic profile of the hotel. Our decision to sell other lodging-related assets will depend upon, among other things, management’s forecast and review of the performance of our overall portfolio and management’s assessment of changing conditions in the investment and capital markets.

      Direct Hotel Investments — We are presently acquiring existing hotels and, under appropriate market conditions, may develop new hotels. Our direct hotel acquisition strategy seeks to achieve both current income and income from appreciation. We expect to acquire additional hotels that either offer a high return or have the opportunity to increase in value through brand repositioning, capital investments, market-based recovery, or improved management practices. We believe values for, and operating performances of, lodging properties remain below historical levels, making this an attractive time for acquisitions.

      Mezzanine Financing — We are presently acquiring subordinated loans, also known as mezzanine loans; and we intend to continue to acquire or originate mezzanine loans. Each of our mezzanine loans is secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels and, in one instance, by a junior participation in a first mortgage. Mezzanine loans may also be secured by individual assets as well as cross-collateralized portfolios of assets. Although these types of loans generally have greater repayment risks than first mortgages due to the subordinated nature of the loans, we believe a strong need for lodging mezzanine loans currently exists. We believe that the recent slowdown in the travel industry has caused the value of hotel properties to decline below the values at which they were acquired or last refinanced. This decline in market value, coupled with more stringent underwriting criteria by senior hotel lenders, has caused a gap to develop in the loan-to-value ratio of these properties, making it increasingly difficult for owners to refinance their properties. We believe that mezzanine capital provides a solution for these owners by providing loans to cover the loan-to-value shortfalls. We expect this asset class to provide us with attractive yields and potentially allow us to participate in the improving economics of the underlying hotel. In addition, subject to regulatory compliance, we may acquire or originate corporate-level mezzanine loans on an unsecured basis.

      First Mortgage Financing — As interest rates increase and the dynamics in the hotel industry make first-mortgage investments more attractive, we intend to acquire, potentially at a discount to par, or originate loans secured by first priority mortgages on hotels. We may be subject to certain state-imposed licensing regulations related to commercial mortgage lenders, with which we intend to comply. However, because we are not a bank or a federally-chartered lending institution, we are not subject to the state and federal regulatory constraints imposed on such entities. Also, because we do not intend to securitize our assets, we expect we will be able to offer more flexible terms than commercial lenders who contribute loans to securitized mortgage pools. We anticipate that this asset class will provide us with stable, attractive current yields.

      Sale-Leaseback Transactions — If the lodging industry fundamentals shift such that sale-leaseback transactions become more attractive investments, we intend to purchase hotels and lease them back to their existing hotel owners. Our sale-leaseback strategy will target, among other things, hotel owners that want the ability to realize the value of their investments while maintaining operating control of their hotels. We will seek to structure the transactions as net leases with participation features, terms ranging up to 20 years plus extension options, and with the operating responsibility for the property assumed by the lessee. We believe these transactions will provide us current income and growth through contractual rental increases or cash flow participations.

      Asset Management and Consulting Services — To comply with REIT rules, Remington Lodging, an affiliate of Remington Hotel Corporation, or other management companies perform the day-to-day management activities related to the operations of our properties. However, in exchange for a fee we provide or supervise certain asset management services to property managers. These services include risk management; assistance with preparation of tax returns; negotiation of hotel franchise agreements and monitoring compliance with franchise requirements; negotiation of property financings and monitoring compliance with loan covenants; negotiation and closing of equipment leases; property litigation management; assistance with preparation of hotel budgets; and monitoring compliance with management agreements. We also occasionally provide additional services to these property managers, such as market and feasibility analysis, capital improvement assistance, and financial planning. To the extent permitted by REIT rules, we will perform similar functions with respect to our own properties. We do not intend to actively pursue additional asset management and consulting agreements in the future.

Our Operating Procedures

      In implementing our business strategy through investments that satisfy the applicable investment policies described above, we consider each of the following:

      Asset Review. In making future hotel investment decisions, we consider several criteria, including:

•	Number of Rooms — We anticipate acquiring or investing in hotels with at least 75 rooms.

•	Ownership Structure — We prefer properties with a fee simple title.

•	Management — We prefer that the property is unencumbered by long-term management contracts.

•	Franchise Affiliations — We consider both major franchises as well as independents.

•	Competition — We intend to seek properties in areas that lack a substantial new supply of hotel rooms, appear resilient to down markets, and either have an existing broad demand or a growing demand base.

•	Physical Condition — The condition of the property that is acceptable to us will depend on the pricing structure. Major product improvement plans or renovations are acceptable if the pricing adequately reflects such renovations.

•	Available Financing — To the extent we utilize financing in our investments, we will seek non-recourse financing.

•	Amenities — We prefer properties that have amenities (food and beverage, meeting space, fitness equipment, parking, etc.) consistent with the needs of its targeted customer.

•	Operating Performance — We intend to seek hotels that have shown a solid operating performance or alternatively seek assets where strategic changes in operations or its market positioning will generate improved revenue and operating margins.

•	New Supply — We invest in markets where the effects of future growth in new rooms are understood and factored in value considerations.

•	Room Demand Generators — We will seek hotels that have a diversified base of room demand generators or alternatively seek to reposition hotels to capitalize on shifting the hotel’s guest mix in ways to improve operating performance.

      However, none of these criteria alone is considered determinative.

      Underwriting Review. After we identify a potential investment, a due diligence team, consisting of in-house and third parties, will conduct detailed due diligence to assess the potential investment. This due diligence team will follow underwriting guidelines and review a list of property-level issues, including but not limited to:

•	property financials;

•	property condition;

•	environmental issues;

•	ADA compliance;

•	title surveys;

•	competitive position;

•	brand;

•	market assessment;

•	advance-booking reports; and

•	marketing plans.

      Market Assessments. Our market assessment analysis will entail in-depth evaluation of macro and micro market forces affecting the lodging industry in a given market and the specific sub-market. We usually process data obtained from numerous industry sources that focus on new supply, changes in demand patterns, brand expansion plans, performance of key corporations, government initiatives, and essential hotel performance data (e.g., average daily rate (“ADR”), occupancy, and net revenue per available room (“RevPAR”)). We will analyze this information to make near-term and long-term investment and sales decisions within each market and further within specific sub-markets.

      Capital Markets Evaluation. We monitor the capital markets to determine trends in lodging investment patterns and debt-to-equity pricing. We typically maintain a debt and equity transaction database encompassing recently closed transactions and suggested pricing for new transactions. This information will assist us in the formulation of competitive pricing trends and may serve as a good indicator of when liquidity gaps or pricing inefficiencies may exist in the market. We intend to use this pricing knowledge to optimally allocate our assets across our four targeted lodging-related investment classes to maximize our risk-adjusted returns.

      Value-Optimization Strategies. We intend to regularly evaluate the incremental performance and resulting investment actions for each asset in our portfolio as part of our budget review process. Because of our fluid asset allocation strategy, it will be imperative that the relative merits of holding a particular property or investment demonstrate benefits in terms of accretion and portfolio diversification. Our objective in such an evaluation is to confirm that an existing asset adds to stockholder value. The methodology consists of a “re-buy” analysis that determines if continuing to hold a particular investment, using forward-looking market growth assumptions, is a valid strategy. By consistently applying this policy across all investments, we seek to maximize our investment returns by reallocating funds into more productive asset classes.

Our Operating Segments

      As addressed in Item 15, Financial Statements Schedules, we currently operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. These operating segments are described above along with additional operating segments where we anticipate future participation.

Our Financing Strategy

      We intend to use our borrowing power to leverage future investments. However, we do not intend to exceed 60% leverage on our investments on a gross assets basis. When evaluating our future level of indebtedness and when making decisions regarding the incurrence of indebtedness, our board of directors will consider a number of factors, including:

•	the purchase price of our investments to be acquired with debt financing;

•	the estimated market value of our investments upon refinancing; and

•	the ability of particular investments, and our Company as a whole, to generate cash flow to cover expected debt service.

      We may incur debt in the form of purchase money obligations to the sellers of properties, or in the form of publicly or privately placed debt instruments or financing from banks, institutional investors, or other lenders. Any such indebtedness may be unsecured or secured by mortgages or other interests in our properties or mortgage loans. This indebtedness may be recourse, non-recourse, or cross-collateralized. If recourse, that recourse may include our general assets, and if non-recourse, such recourse may be limited to the particular investment to which the indebtedness relates. In addition, we may invest in properties or loans subject to existing loans secured by mortgages or similar liens on the properties, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings for working capital to:

•	purchase additional interests in partnerships or joint ventures in which we participate;

•	refinance existing indebtedness;

•	finance the origination or purchase of mortgage investments; or

•	finance acquisitions, expansion, or redevelopment of existing properties or development of new properties.

      We may also incur indebtedness for other purposes when, in the opinion of our board of directors, it is advisable to do so. In addition, we may need to borrow to meet the taxable income distribution requirements under the Internal Revenue Code if we do not have sufficient cash available to meet those distribution requirements.

      As of December 31, 2003, we had approximately $50.2 million of outstanding mortgage notes payable, which includes a $16.0 million mortgage note assumed from the Predecessor, which is collateralized by a hotel property in Las Vegas, Nevada, and a $6.4 million mortgage note payable assumed in an acquisition on November 24, 2003, which is collateralized by a hotel property in Jacksonville, Florida. In addition, on December 24, 2003, we closed on a $36.0 million mortgage note, at an interest rate of LIBOR plus 3.25% with a 4.75% total floor, of which approximately $27.8 million was outstanding as of December 31, 2003. This mortgage note matures in four years and is collateralized by five hotel properties.

      Subsequent to December 31, 2003, we completed a $60.0 million secured credit facility on February 5, 2004, at an interest rate of LIBOR plus 3.25%, of which $49.8 million of the proceeds were funded March 24, 2004, with the remainder to be funded shortly thereafter. This credit facility matures in three years, is collateralized by eight hotel properties, is subject to certain financial covenants, requires an annual commitment fee of 0.45% to 0.55% on the unused portion of the facility, which is payable quarterly, and allows for an increase to $75 million subject to certain conditions.

      We are currently in negotiations with several financial institutions to obtain a mezzanine loan warehouse facility. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute on our business strategy. In addition, we may selectively pursue mortgage financing on individual properties and our mortgage investments. Our current policy is to limit consolidated indebtedness to no more than 60% of the aggregate purchase price of hotels and debt instruments in which we have invested. However, our board of directors may change the financing policy at any time without the approval of our stockholders.

Our Distribution Policy

      To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). For the year ending December 31, 2003, the REIT had no taxable income and therefore made no distributions. Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments with respect to our properties from the indirect, wholly-owned subsidiary of our operating partnership, Ashford TRS, and, in turn, upon the management of our properties by our property managers. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income. However, since a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent that it’s not inconsistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.

      Our charter allows us to issue preferred stock with a preference on distributions. The partnership agreement of our operating partnership allows the operating partnership to issue units with a preference on distribution. If we issue such preferred stock or preferred units, the dividend preference on this stock or units could limit our ability to make a dividend distribution to our common stockholders. We anticipate adopting in the future a dividend reinvestment plan that allows our stockholders who have enrolled in the plan to reinvest their distributions automatically in additional shares of common stock.

Our Recent Developments

      We commenced operations on August 29, 2003 when we completed our initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including the acquisition of six hotels (“initial properties”) and eight asset management and consulting contracts, all previously owned by affiliates of Remington Hotel Corporation.

      The IPO consisted of the sale of 22,500,000 shares of common stock (“initial shares”), which included 22,336,478 shares sold to the public at a price of $9 per share and 163,522 shares sold to affiliates at a price of $8.37 per share. The IPO generated gross proceeds of approximately $202.4 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $185.3 million. In addition to the initial shares, 500,000 shares of common stock were sold to Messrs. Archie and Montgomery Bennett, the Company’s Chairman and the Company’s Chief Executive Officer and Director, respectively, 216,634 shares of common stock were conveyed to a limited partnership owned by Messrs. Archie and Montgomery Bennett, 25,000 shares of restricted stock were issued to Company directors, 65,024 shares of common stock were issued to the underwriters, and 650,300 shares of restricted stock were issued to Company executives and certain employees of the Company and its affiliates. In total, 23,956,958 shares of common stock were issued in connection with the Company’s formation. In addition, 5,657,917 units of limited partnership interest, valued at $9 per unit, were issued to Company executives and certain employees of the Company and its affiliates.

      Concurrent with the Company’s formation, the Company utilized its net proceeds of $185.3 million to repay $65.7 million of mortgage indebtedness secured by the initial properties and paid an additional $3.0 million in cash related to the acquisition of one of the initial properties. Hence, the Company had approximately $116.6 million in available cash immediately following its formation.

      On September 26, 2003, the Company issued an additional 1,734,072 shares of common stock at a price of $9 per share as a result of the exercise of the underwriters’ over-allotment option. This generated additional gross proceeds of approximately $15.6 million, or net proceeds of approximately $14.5 million after considering the underwriters’ fees of approximately $1.1 million. Concurrent with this, the Company issued an additional 39,017 shares of restricted stock to its executives and certain employees of the Company and its affiliates.

      On October 8, 2003, the Company acquired five hotel properties from FelCor Lodging Limited Partnership for approximately $50.0 million in cash. The Company used a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties. The Company has earmarked an additional $8.2 million in capital improvements for these properties, which will be funded through the $36 million non-recourse loan discussed below. As of December 31, 2003, approximately $1,000 of such capital expenditures had been incurred.

      On November 24, 2003, the Company acquired four hotel properties from Noble Investment Group for approximately $33.9 million, which included approximately $27.5 million in cash and approximately $6.4 million in assumed mortgage debt. The Company used a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties. The Company has earmarked an additional $1 million in capital improvements for these properties, of which none was incurred prior to December 31, 2003.

      On November 26, 2003, the Company acquired a $10 million mezzanine loan receivable related to a hotel property in New York, New York. The mezzanine loan bears interest at LIBOR plus 9% with a 2% LIBOR floor, matures in August 2006, and provides for two one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive interest-only payments through August 2004, with principal and interest paid thereafter through maturity based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through August 13, 2004, require decreasing prepayment premiums through February 13, 2006, and require no prepayment premiums thereafter. The Company used a portion of the proceeds from its IPO as the source for funds for this acquisition.

      On December 24, 2003, the Company closed on a $36 million non-recourse loan secured by the five hotel properties it acquired from FelCor Lodging Limited Partnership. The loan, which includes a holdback provision for the previously earmarked $8.2 million in targeted capital expenditures related to these properties, bears interest at a rate of LIBOR plus 3.25% with a 4.75% total floor, matures in four years, requires interest-only payments for the first two years, and contains a one-year extension option upon maturity.

      On January 23, 2004, the Company acquired a $15 million subordinated first-mortgage loan receivable related to a hotel property in Denver, Colorado. The loan bears interest at LIBOR plus 9%, matures in January 2006, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive interest-only payments through maturity, with principal and interest paid through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through November 30, 2004, require decreasing prepayment premiums through August 31, 2005, and require no prepayment premiums thereafter. The Company used a portion of the proceeds from its IPO as the source for funds for this acquisition.

      On February 5, 2004, the Company completed a $60 million secured credit facility, at an interest rate of LIBOR plus 3.25%, of which approximately $49.8 million of the proceeds were funded March 24, 2004, with the remainder to be funded shortly thereafter. The credit facility matures in three years, is collateralized by eight hotel properties, is subject to certain financial covenants, requires a commitment fee of 0.45% to 0.55% on the unused portion of the line, which is payable quarterly, and allows for an increase to $75 million subject to certain conditions.

      On March 4, 2004, the Company acquired a $25 million mezzanine loan receivable secured by 17 hotel properties. The mezzanine loan bears interest at LIBOR plus 8.7% with a 2.5% LIBOR floor, matures in July 2005, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive principal and interest payments through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through maturity subject to certain provisions. The Company used a portion of the proceeds from its IPO as the source for funds for this acquisition.

      On March 15, 2004, the Company declared a cash dividend of approximately $0.06 per fully-diluted share, for stockholders of record on March 31, 2004, to be paid on April 15, 2004.

      On March 15, 2004, the Company issued a total of 70,400 shares of restricted stock to its executives and certain employees. These shares will vest over three years and will be charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.41 per share.

      On March 19, 2004, the Company originated a $15 million mezzanine loan receivable related to a hotel property in Boston, Massachusetts. The mezzanine loan bears interest at LIBOR plus 10.25% with a 1.75% LIBOR floor and a 5% LIBOR cap, matures in March 2007, and provides for two one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive interest-only payments through maturity. Prepayments of the loan are prohibited through September 1, 2005. The Company used a portion of the proceeds from its IPO as the source for funds for this acquisition.

      On March 24, 2004, the Company acquired a $6.6 million mezzanine loan receivable related to a hotel property in Brooklyn Park, Minnesota. The mezzanine loan bears interest at LIBOR plus 10% with a 2% LIBOR floor and a 5% LIBOR cap and matures in January 2006. In accordance with the loan agreement, the Company will receive interest-only payments through maturity. In addition, if certain operating conditions are met, the Company will receive an additional interest payment upon maturity based on a 15% accrual rate.

      On March 24, 2004, the Company acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.3 million in cash. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $5.8 million.

      On February 25, 2004, the Company reached a definitive agreement, subject to customary closing conditions, to acquire a hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership for approximately $23.1 million, which will consist of approximately $4.9 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $2.5 million worth of limited partnership units based on the market price of the Company’s common stock on the date of issuance.

      On March 12, 2004, the Company reached a definitive agreement, subject to customary closing conditions, to acquire a hotel and adjacent office building complex near Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. The purchase price will be the result of an arms’ length negotiation.

      On March 22, 2004, the Company reached a definitive agreement, subject to customary closing conditions, to acquire a hotel property in Baltimore, Maryland, from BPG Hotel Partners V, LLC for approximately $15.9 million, consisting of approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt. The purchase price will be the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $3.9 million.

Our Competition

      The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties. Hence, our hotels compete for guests with other full-service or limited-service hotels in the immediate vicinity and, secondarily, with hotels in its geographic market. The future occupancy, ADR, and RevPAR of any hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. We believe that brand recognition, location, quality of the hotel and the services provided, and price are the principal competitive factors affecting our hotels.

Our Employees

      At December 31, 2003, we had 17 full-time employees. The employees perform directly or through our operating partnership various acquisition, development, redevelopment, and corporate management functions. All persons employed in the day-to-day operation of our hotels are employees of the management companies engaged by our lessees, and are not our employees.

Environmental Matters

      Under various federal, state, and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal of a hazardous substance or transports a hazardous substance for disposal or treatment from property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell the affected property or to borrow using the affected property as collateral. In connection with the ownership and operation of our properties, we, our operating partnership, or Ashford TRS may be potentially liable for any such costs. In addition, the value of any lodging property loan we make or acquire would be adversely affected if the underlying property contained hazardous or toxic substances.

      Recent Phase I environmental assessments have been obtained on each of our properties. The Phase I environmental assessments were intended to identify potential environmental contamination for which our properties may be responsible. The Phase I environmental assessments included:

•	historical reviews of the properties,

•	reviews of certain public records,

•	preliminary investigations of the sites and surrounding properties,

•	screening for the presence of hazardous substances, toxic substances, and underground storage tanks, and

•	the preparation and issuance of a written report.

      The Phase I environmental assessments did not include invasive procedures, such as soil sampling or ground water analysis.

      The Phase I environmental assessments have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or liquidity, and we are not aware of any such liability. However, it is possible that these environmental assessments did not reveal all environmental liabilities. There may be material environmental liabilities of which we are unaware, including environmental liabilities that may have arisen since the Phase I assessments were completed or updated. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of our properties will not be affected by the condition of properties in the vicinity of our properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the us. To the extent that the Phase I environmental assessment reveals facts that require further investigation, we will perform a Phase II environmental assessment.

      We believe that our properties are in compliance in all material respects with all federal, state, and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Neither we nor, to our knowledge, any of the former owners of our properties have been notified by any governmental authority of any material noncompliance, liability, or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties.

Our Insurance

      We maintain comprehensive insurance, including liability, fire, workers’ compensation, extended coverage, rental loss, environmental, terrorism and, when available on reasonable commercial terms, flood and earthquake insurance, with policy specifications, limits, and deductibles customarily carried for similar properties. Certain types of losses (for example, matters of a catastrophic nature such as acts of war, earthquakes, or substantial known environmental liabilities) are either uninsurable or require such substantial premiums that the cost of maintaining such insurance is economically infeasible. Certain types of losses, such as those arising from subsidence activity, are insurable only to the extent that certain standard policy exceptions to insurability are waived by agreement with the insurer. We believe, however, that our properties are adequately insured, consistent with industry standards.

Risk Factors

      An investment in our common stock involves various risks. You should carefully consider the following risk factors in conjunction with the other information contained herein before purchasing our common stock. The risks discussed herein can adversely affect our business, liquidity, operating results, and financial condition. This could cause the market price of our common stock to decline and could cause you to lose all or part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, and financial condition.

RISKS RELATED TO OUR BUSINESS

Our business strategy depends on our continued rapid growth. We may fail to integrate recent and additional investments into our operations or otherwise manage our planned growth, which may adversely affect our operating results.

      Our business plan contemplates a period of continued rapid growth in the next several years. We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to successfully integrate our recent investments into our portfolio and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisition of any additional portfolio of properties or mortgages would generate additional operating expenses that we will be required to pay. As we acquire additional assets, we will be subject to the operational risks associated with owning new lodging properties. Our failure to integrate successfully our recent acquisition as well as any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to stockholders.

We may be unable to identify additional real estate investments that meet our investment criteria or to acquire the properties we have under contract.

      We cannot assure you that we will be able to identify real estate investments that meet our investment criteria, that we will be successful in completing any investment that we identify, or that any investment we complete will produce a return on our investment. Moreover, we will have broad authority to invest in any real estate investments that we may identify in the future. We also cannot assure you that we will acquire the properties we currently have under purchase contract.

Conflicts of interest could result in our management acting other than in our stockholders’ best interest.

      Conflicts of interest relating to Remington Hotel Corporation may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our board of directors, Mr. Archie Bennett, Jr., serves as the Chairman of the board of directors of Remington Hotel Corporation, and our Chief Executive Officer, Director, and President, Mr. Montgomery Bennett, serves as the Chief Executive Officer and President of Remington Hotel Corporation. Messrs. Archie and Montgomery Bennett own 100% of Remington Hotel Corporation. Remington Lodging, which is also 100% owned by Messrs. Archie and Montgomery Bennett, manages twelve of our sixteen properties, and provides related services, property management services, fee development services, and occasional property identification services for third parties. Additionally, Messrs. Archie and Montgomery Bennett own minority interests in several lodging properties not transferred to our operating partnership in connection with our initial public offering.

      Messrs. Archie and Montgomery Bennett’s ownership interests in and management obligations to Remington Hotel Corporation and Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Hotel Corporation and will reduce the time and effort they each spend managing us. Our board of directors has adopted a policy that requires all management decisions relating to the management agreement with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors.

      Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie and Montgomery Bennett and certain other affiliates, may have different objectives regarding the appropriate pricing and timing of a property’s sale. These officers and directors of ours may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

      In addition, we agreed to indemnify the contributors of the properties contributed to us in exchange for operating partnership units in connection with our initial public offering, including (indirectly) Messrs. Archie and Montgomery Bennett and certain other affiliates, against the income tax they may incur if we dispose of one of these properties. Because of this indemnification, our indemnified management team members may make decisions about selling one of these properties that is not in our stockholders’ best interest.

      We are party to a master hotel management agreement and an exclusivity agreement with Remington Lodging. Of our sixteen hotels, twelve are managed by Remington Lodging. The management agreement describes the terms of Remington Lodging’s management of our hotels, as well as any future hotels we may acquire that will be managed by Remington Lodging. If we terminate the management agreement as to any of our hotels subject to the management agreement, we will be required to pay Remington Lodging a substantial termination fee. For example, if we were to terminate the management agreement with respect to all twelve of those hotels that are currently being managed by Remington Lodging because we elected to sell our hotels, the fee would be approximately $11.1 million.

      The exclusivity agreement requires us to engage Remington Lodging, unless our independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined that special circumstances exist or that, based on Remington Lodging’s prior performance, another manager or developer could perform the duties materially better. As the sole owners of Remington Lodging, which would receive any development, management, and management termination fees payable by us under the management agreement, Messrs. Archie and Montgomery Bennett may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so.

      In addition, an affiliate contributed to us asset management and consulting agreements that relate to management and consulting services that the affiliate, which is 100% owned by Messrs. Archie and Montgomery Bennett, agreed to perform for hotel property managers with respect to certain identified hotel properties. The agreements provide for annual payments to us, as the assignee, in consideration for our performance of certain asset management and consulting services. These services relate to 27 hotel properties managed by eight management companies. The exact amount of the consideration due to us is contingent upon the revenue generated by the hotels underlying the asset management and consulting agreements. The affiliate has guaranteed a minimum payment to us of $1.2 million per year, subject to adjustments based on the consumer price index, for five years beginning on the date of our initial public offering. If any property underlying any asset management and consulting agreement is sold at any time, we will no longer derive any income from such property, and the amount of income we receive under the applicable asset management and consulting agreement will be decreased. Any sale or related decrease in income, however, will not affect the amount guaranteed by the affiliate under its guaranty. Each of the eight management companies is either owned 100% by Messrs. Archie and Montgomery Bennett, or is a wholly-owned subsidiary of Remington Hotel Corporation, which is owned 100% by Messrs. Archie and Montgomery Bennett. Messrs. Archie and Montgomery Bennett also have a minority ownership interest in the hotel properties benefiting from the services provided pursuant to the asset management and consulting agreements. Although they do not own a controlling interest in such properties, Messrs. Archie and Montgomery Bennett may benefit from a future sale of the properties.

Tax indemnification obligations that apply in the event that we sell certain properties could limit our operating flexibility.

      If we dispose of any of the five properties that were contributed to us in exchange for units in our operating partnership in connection with our initial public offering, we may be obligated to indemnify the contributors, in which Messrs. Archie and Monty Bennett have substantial ownership interests, against the tax consequences of the sale. We have agreed to pay a contributor’s tax liability if we dispose of a property contributed by the contributor in a taxable transaction before the earlier of:

•	10 years after the contribution of such property, and

•	the date on which the contributor no longer owns, in the aggregate, at least 25% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

      This tax indemnity will be equal to the amount of the federal and state income tax liability the contributor incurs with respect to the gain allocated to the contributor. The terms of the contribution agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. While the tax indemnities do not contractually limit our ability to conduct our business in the way we desire, we are less likely to sell any of the contributed properties in a taxable transaction during the indemnity period. Instead, we would either hold the property for the entire indemnity period or seek to transfer the property in a tax-deferred like-kind exchange. In addition, a condemnation of one of our properties could trigger our tax indemnification obligations.

      In addition, under the tax indemnification agreements, we have agreed for a period of 10 years to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness in the amount of at least $16.0 million, which will allow the contributors to defer recognition of gain in connection with the contribution of the Las Vegas hotel property as part of our formation.

Hotel franchise requirements could adversely affect distributions to our stockholders.

      We must comply with the operating standards, terms, and conditions imposed by the franchisors of the hotel brands under which our hotels operate. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our property managers to conform to such standards. The franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise on the completion of capital improvements that our management or board of directors determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our management or board of directors may elect to allow the franchise to lapse or be terminated, which could result in a change in brand franchising or operation of the hotel as an independent hotel.

      In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to stockholders.

Future terrorist attacks similar in nature to the events of September 11, 2001 may negatively affect the performance of our properties and the hotel industry, and may negatively affect our future results of operations and financial condition.

      The terrorist attacks of September 11, 2001 and their after-effects and the resulting U.S.-led military action in Iraq substantially reduced business and leisure travel throughout the United States and hotel industry revenue per available room, or RevPAR, generally during the period following September 11, 2001. We cannot predict the extent to which additional terrorist attacks, acts of war, or similar events may occur in the future or how such events would directly or indirectly impact the hotel industry and operating results. Future terrorist attacks, acts of war, or similar events could have further material adverse effects on the hotel industry at large and our operations in particular.

Our investments will be concentrated in particular segments of a single industry.

      Our entire business is hotel related. Our current investment strategy is to acquire or develop mid to upscale hotels, acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. Adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to our stockholders.

We rely on third-party property managers, especially Remington Lodging, to operate our hotels and for a significant majority of our cash flow.

      For us to continue to qualify as a REIT, third parties must operate our hotels. A REIT may lease its hotels to taxable REIT subsidiaries (“TRS”) in which the REIT can own up to a 100% interest. A TRS pays corporate level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRS must hire, to manage the hotels, an “eligible independent contractor” (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT, or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT and the REIT cannot own any debt or equity securities of the EIC).

      Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Hence, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into a management agreement with Remington Lodging, which is owned 100% by Messrs. Archie and Montgomery Bennett, to manage twelve of our sixteen lodging properties, and we have hired Noble Management Group to manage the remaining four properties we currently own. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not commit or engage in other criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged and we may then be in breach of the franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties, any of which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

If we cannot obtain additional financing, our growth will be limited.

      We are required to distribute to our stockholders at least 90% of our taxable income each year to continue to qualify as a REIT. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal. After utilizing the proceeds of our IPO, we will rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development of hotel-related assets will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot provide assurance that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders.

      As a REIT, we are required to distribute at least 90% of our taxable income each year to our stockholders. We intend to distribute to our stockholders all or substantially all of our taxable income each year so as to qualify for the tax benefits accorded to REITs, but our ability to make distributions may be adversely affected by the risk factors described herein. We cannot provide assurance that we will be able to make distributions in the future. In the event of continued or future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels or declines in the value of our mortgage portfolio, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements.

We are subject to various risks related to our use of, and dependence on, debt.

      The amount we have to pay on variable-rate debt increases as interest rates increase, which may decrease cash available for distribution to stockholders. We cannot provide assurance that we will be able to meet our debt service obligations. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to stockholders, and (iv) increase the risk that we could be forced to liquidate assets to repay debt, any of which could have a material adverse affect on us.

      If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our being unable to borrow unused amounts under our line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow beyond certain amounts or for certain purposes.

      While our policy is to limit the leverage on our investments to 60% of gross assets, our board of directors may change this and our other operating policies and strategies at any time without stockholder approval. Our governing instruments do not contain any limitation on our ability to incur indebtedness.

An interest rate mismatch could occur between asset yields and borrowing rates, resulting in decreased yields on our investment portfolio.

      Our operating results will depend in part on differences between the income from our assets (net of credit losses) and our borrowing costs. We intend to fund the origination and acquisition of a portion of our assets with borrowings that have interest rates that reset relatively rapidly, such as monthly or quarterly. We anticipate that, in many cases, the income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Increases in these rates will tend to decrease our net income and market value of our mortgage assets. We will incur operating losses if interest rate fluctuations result in our interest expense exceeding interest income.

We compete with other hotels for guests. We will also face competition for acquisitions of lodging properties and of desirable mortgage investments.

      The mid to upscale segments of the hotel business are competitive. Our hotels compete on the basis of location, room rates, quality, service levels, reputation, and reservation systems, among many other factors. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to stockholders.

      We compete for hotel acquisitions with entities that have similar investment objectives as we do. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan.

      We also compete for mortgage asset investments with numerous public and private real estate investment vehicles, such as mortgage banks, pension funds, other REITs, institutional investors, and individuals. Mortgages and other investments are often obtained through a competitive bidding process. In addition, competitors may seek to establish relationships with the financial institutions and other firms from which we intend to purchase such assets. Competition may result in higher prices for mortgage assets, lower yields, and a narrower spread of yields over our borrowing costs.

      Many of our competitors are larger than us, may have access to greater capital, marketing, and other resources, may have personnel with more experience than our officers, may be able to accept higher levels of debt or otherwise may tolerate more risk than us, may have better relations with hotel franchisors, sellers, or lenders, and may have other advantages over us in conducting certain business and providing certain services.

We may engage in hedging transactions, which can limit our gains and increase exposure to losses.

      We may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt and also to protect our portfolio of mortgage assets from interest rate and prepayment rate fluctuations. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought.

•	The duration of the hedge may not match the duration of the related liability.

•	The party owing money in the hedging transaction may default on its obligation to pay.

•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.

•	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

      Hedging involves risk and typically involves costs, including transaction costs that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distributions to stockholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income from qualified hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent.

We may not be able to sell our investments on favorable terms.

      We may decide to sell investments for a variety of reasons. We cannot provide assurance that we will be able to sell any of our investments on favorable terms, or that our investments will not be sold for a loss.

RISKS RELATED TO HOTEL INVESTMENTS

We are subject to general risks associated with operating hotels.

      Our hotels (and the hotels underlying our mortgage and mezzanine loans) are subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

•	our hotels compete with other hotel properties in their geographic markets and many of our competitors have substantial marketing and financial resources;

•	over-building in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism; and

•	adverse effects of general, regional, and local economic conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists.

      These factors could adversely affect our hotel revenues and expenses, as well as the hotels underlying our mortgage and mezzanine loans, which in turn would adversely affect our ability to make distributions to our stockholders.

We may have to make significant capital expenditures to maintain our lodging properties.

      Our hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures, and equipment. The franchisors of our hotels may also require periodic capital improvements as a condition of keeping the franchise licenses. Generally, we are responsible for the costs of these capital improvements, which gives rise to the following risks:

•	cost overruns and delays;

•	renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

•	the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•	the risk that the return on our investment in these capital improvements will not be what we expect.

      If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow to fund future capital improvements.

The hotel business is seasonal, which will affect our results of operations from quarter to quarter.

      The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can cause quarterly fluctuations in our revenues.

Our development activities may be more costly than we have anticipated.

      As part of our growth strategy, we may develop additional hotels. Hotel development involves substantial risks, including that:

•	actual development costs may exceed our budgeted or contracted amounts;

•	construction delays may prevent us from opening hotels on schedule;

•	we may not be able to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•	our developed properties may not achieve our desired revenue or profit goals; and

•	we may incur substantial development costs, and then have to abandon a development project before completion.

RISKS RELATED TO INVESTMENTS IN MORTGAGES AND MEZZANINE LOANS

Mortgage investments that are not United States government insured and non-investment grade mortgage assets involve risk of loss.

      As part of our business strategy, we originate and acquire lodging-related uninsured and non-investment grade mortgage loans and mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud, and losses and special hazard losses that are not covered by standard hazard insurance. Also, the costs of financing the mortgage loans could exceed the return on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. To the extent we suffer such losses with respect to our investments in mortgage loans, our value and the price of our common stock may be adversely affected.

We invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.

      Our mortgage loan assets are generally non-recourse. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot provide assurance that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.

Interest rate fluctuations affect the value of our mortgage assets, net income, and common stock.

      Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Interest rate fluctuations can adversely affect our income and value of our common stock in many ways and present a variety of risks, including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.

      Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

Prepayment rates on our mortgage loans may adversely affect our yields.

      The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic, and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we originate mortgage loans, we expect that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lock-out periods or prepayment penalties. However, this protection may not be available with respect to investments that we acquire but do not originate. Each of the five mortgage loans assets we currently have in our investment portfolio has some combination of prepayment lock-out periods or prepayment penalties; however, we cannot assure you that these lock-out periods or penalties will sufficiently protect us from prepayment risk or that future mortgage loans we acquire will have prepayment protection mechanisms.

      In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to fully recoup our cost of acquisition of certain investments.

      In making any investment, we consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations affect our decision whether to originate or purchase an investment and the price offered for that investment. No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including, but not limited to, competitive conditions in the local real estate market, local and general economic conditions, and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the price of our common stock.

Volatility of values of mortgaged properties may adversely affect our mortgage loans.

      Lodging property values and net operating income derived from lodging properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described herein relating to general economic conditions, operating lodging properties, and owning real estate investments. In the event its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.

Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

      We originate and acquire mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

Mortgage debt obligations expose us to increased risk of property losses, which could harm our financial condition, cash flow, and ability to satisfy our other debt obligations and pay dividends.

      Incurring mortgage debt increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders of that income.

      In addition, our default under any one of our mortgage debt obligations may result in a default on our other indebtedness. If this occurs, our financial condition, cash flow, and ability to satisfy our other debt obligations or ability to pay dividends may be harmed.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

      Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties or mortgage loans in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost, and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies, and zoning and other ordinances and costs of compliance with laws and regulations;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war, and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

      We cannot predict whether we will be able to sell any property or loan for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or loan. Because we intend to offer more flexible terms on our mortgage loans than some providers of commercial mortgage loans, we may have more difficulty selling or participating our loans to secondary purchasers than would these more traditional lenders.

      We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot provide assurance that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

The costs of compliance with or liabilities under environmental laws may harm our operating results.

      Our properties and the properties underlying our loan assets may be subject to environmental liabilities. An owner of real property, or a lender with respect to a property who exercises control over that property, can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

      There may be environmental problems associated with our properties or properties underlying our loan assets of which we are unaware. Some of our properties or properties underlying our loan assets use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products that could create a potential for release of hazardous substances. If environmental contamination exists on a property, we could become subject to strict, joint, and several liability for the contamination by virtue of our ownership interest if we own the property, foreclose on the property, or otherwise have control over the property.

      The presence of hazardous substances on a property we own or have made a loan with respect to may adversely affect our ability to sell or foreclose on the property, and we may incur substantial remediation costs. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to stockholders.

      We have environmental insurance policies on each of our owned properties, and we intend to obtain environmental insurance for any other properties that we may acquire. However, if environmental liabilities are discovered during the underwriting of the insurance policies for any property that we may acquire in the future, we may be unable to obtain insurance coverage for the liabilities at commercially reasonable rates or at all, and we may experience losses. In addition, we generally do not require our borrowers to obtain environmental insurance on the properties they own that secure their loans to us.

Our properties (and the properties underlying our mortgage loans) may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

      When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our guests, employees of ours or of our property managers, and others if property damage or health concerns arise.

Compliance with the Americans with Disabilities Act and fire, safety, and other regulations may require us to make unintended expenditures that adversely impact our operating results.

      All of our properties (and the properties underlying our mortgage loans) are required to comply with the Americans with Disabilities Act, or ADA. ADA requires that “public accommodations” such as hotels be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. We may be required to expend funds to comply with the provisions of ADA at our hotels, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes, and other land use regulations as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

We may experience uninsured or underinsured losses.

      We have property and casualty insurance with respect to our properties, and other insurance, in each case, with loss limits and coverages deemed reasonable by our management (and with the intent to satisfy the requirements of lenders and franchisors). In doing so, we have made decisions with respect to what deductibles, policy limits, and terms are reasonable based on management’s experience, our risk profile, the loss history of our property managers and our properties, the nature of our properties and our businesses, our loss prevention efforts, and the cost of insurance.

      Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed. Accordingly, there can be no assurance (i) that the insurance coverages that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits); (ii) that we will not incur large deductibles that will adversely affect our earnings; (iii) that we will not incur losses from risks that are not insurable or that are not economically insurable; or (iv) that current coverages will continue to be available at reasonable rates. We do not intend to maintain terrorism insurance on any of our properties. As a result, one or more large uninsured or underinsured losses could have a material adverse affect on us.

      Each of our current lenders requires us to maintain certain insurance coverages, and we anticipate that future lenders will have similar requirements. We believe that we have complied with the insurance maintenance requirements under the current governing loan documents and we intend to comply with any such requirements in any future loan documents. However, a lender may disagree, in which case the lender could obtain additional coverages and seek payment from us, or declare us in default under the loan documents. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary, or, in the latter case, subject us to a foreclosure on hotels collateralizing one or more loans. In addition, a material casualty to one or more hotels collateralizing loans may result in (i) the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources, or (ii) the lender foreclosing on the hotels if there is a material loss that is not insured.

RISKS RELATED TO OUR STATUS AS A REIT

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

      We operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and, thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

      Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets. For example:

•	We will be required to pay tax on undistributed REIT taxable income.

•	We may be required to pay the “alternative minimum tax” on our items of tax preference.

•	If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business.

•	Our taxable REIT subsidiary, Ashford TRS, is a fully-taxable corporation and will be required to pay federal and state taxes on its income.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

      To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may limit our ability to hedge effectively.

      The REIT provisions of the Internal Revenue Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income in each year from qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services, and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

      To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

      As a REIT, we must distribute at least 90% of our annual taxable income (subject to certain adjustments) to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

      From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

      At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. On May 28, 2003, the President signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act. Effective for taxable years beginning after December 31, 2002, the Jobs and Growth Tax Act reduced the maximum rate of tax applicable to individuals on dividend income from regular C corporations from 38.6% to 15.0%. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate-level tax on income that they distribute to stockholders. The implementation of the Jobs and Growth Tax Act could cause individual investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non-REIT corporations would be subject to lower tax rates for the individual. Due to the very recent enactment of this legislation, we cannot predict whether in fact this will occur or whether, if it occurs, what the impact will be on the value of our common shares.

Your investment in our common stock has various federal, state, and local income tax risks that could affect the value of your investment.

      Although the provisions of the Internal Revenue Code relevant to your investment in our common stock are generally described elsewhere herein, we strongly urge you to consult your own tax advisor concerning the effects of federal, state, and local income tax law on an investment in our common stock because of the complex nature of the tax rules applicable to REITs and their stockholders.

RISK FACTORS RELATED TO OUR CORPORATE STRUCTURE

There are no assurances of our ability to make distributions in the future.

      We intend to continue paying quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. However, our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend upon our earnings, our financial condition, maintenance of our REIT status, and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

Failure to maintain an exemption from the Investment Company Act would adversely affect our results of operations.

      We believe that we will conduct our business in a manner that allows us to avoid registration as an investment company under the Investment Company Act of 1940 (the “1940 Act”). Under Section 3(c)(5)(C) of the 1940 Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are not treated as investment companies. The SEC staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests to be able to rely on this exemption. To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Our ownership of these mortgage securities, therefore, is limited by the provisions of the 1940 Act and SEC staff interpretive positions. There are no assurances that efforts to pursue our intended investment program will not be adversely affected by operation of these rules.

Our charter does not permit ownership in excess of 9.8% of our capital stock, and attempts to acquire our capital stock in excess of the 9.8% limit without approval from our board of directors are void.

      For the purpose of preserving our REIT qualification, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the lesser of the total number or value of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors will be void, and could result in the shares being automatically transferred to a charitable trust.

Because provisions contained in Maryland law and our charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.

      Provisions contained in our charter and Maryland general corporation law may have effects that delay, defer, or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit: The ownership limit in our charter limits related investors, including, among other things, any voting group from acquiring over 9.8% of our common stock without our permission.

•	Classification of preferred stock: Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control was in our stockholders’ best interests.

      Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation are not required to act in takeover situations under the same standards as apply in Delaware and other corporate jurisdictions.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock.

      In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, and classes of preferred stock or common stock, or classes of preferred units. Upon liquidation, holders of our debt securities and shares of preferred stock or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock or preferred units, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Common stock eligible for future sale may have adverse effects on our share price.

      We cannot predict the effect, if any, of future sales of common stock, or the availability of common stock for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

      We also may issue from time to time additional shares of common stock or units of our operating partnership in connection with the acquisition of properties and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common stock or the perception that these sales could occur may adversely affect the prevailing market price for our common stock or may impair our ability to raise capital through a sale of additional equity securities.

We depend on key personnel with long-standing business relationships, the loss of any of whom could threaten our ability to operate our business successfully.

      Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Messrs. Archie and Montgomery Bennett and certain other officers, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key person life insurance on any of our officers. Although these officers currently have employment agreements with us through 2006 (2007 for Mr. Montgomery Bennett), we cannot assure you of the continued employment of all of our officers. The loss of services of one or more members of our corporate management team could harm our business.

An increase in market interest rates may have an adverse effect on the market price of our securities.

      One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our common stock likely will be based primarily on the earnings and return that we derive from our investments and income with respect to our properties and our related distributions to stockholders, and not from the market value or underlying appraised value of the properties or investments themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common stock. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common stock could decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

Our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, REIT qualification, and distributions, are determined by our board of directors. Although we have no present intention to do so, our board of directors may amend or revise these and other policies from time to time without a vote of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and the changes could harm our business, results of operations, and share price.

      Although we have adopted a policy pursuant to which we maintain the amount of indebtedness that we incur at no more than 60% of our gross assets, our board may amend or waive this debt policy and our other operating policies at any time without stockholder approval and without notice to stockholders. Changes in our strategy, investment, or leverage policy could expose us to greater credit risk and interest rate risk or could result in a more leveraged balance sheet. We cannot predict the effect any changes to our current operating policies and strategies may have on our business, operating results, and stock price. However, the effects may be adverse.

Our Franchise Licenses

      We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems. As of March 26, 2004, the Company operated sixteen hotels under the following franchise licenses:

Embassy Suites is a registered trademark of Hilton Hospitality, Inc.

Radisson is a registered trademark of Radisson Hotels International, Inc.

Doubletree is a registered trademark of Hilton Hospitality, Inc.

Hilton Garden Inn is a registered trademark of Hilton Hospitality, Inc.

SpringHill Suites is a registered trademark of Marriott International, Inc.

Homewood Suites by Hilton is a registered trademark of Hilton Hospitality, Inc.

Hampton Inn and Suites is a registered trademark of Hilton Hospitality, Inc.

Residence Inn by Marriott is a trademark of Marriott International, Inc.

      We anticipate that most of the additional hotels we acquire will be operated under franchise licenses as well.

      Our management companies, including Remington Lodging, must operate each hotel pursuant to the terms of the related franchise agreement, and must use their best efforts to maintain the right to operate each hotel as such. In the event of termination of a particular franchise agreement, our management companies must operate the effected hotels under such other franchise agreement, if any, as we enter into or obtain as franchisee.

      The franchise licenses generally specify certain management, operational, recordkeeping, accounting, reporting, and marketing standards and procedures with which the franchisee must comply, including requirements related to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage; and

•	the type, quality, and age of furniture, fixtures, and equipment included in guest rooms, lobbies, and other common areas.

Seasonality

      Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. We anticipate that our cash flow from the operation of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to make required distributions. However, we cannot make any assurances that we will make distributions in the future.

Item 2.	Properties

      As of December 31, 2003, we owned 15 hotel properties. The initial properties contributed to us upon our formation on August 29, 2003, included six hotels: the Embassy Suites located in Austin, Texas, the Radisson Hotel Cincinnati Riverfront located in Covington, Kentucky, the Embassy Suites located in Dallas, Texas, the Embassy Suites-Dulles Airport located in Herndon, Virginia, the Radisson Hotel MacArthur Airport located in Holtsville, New York, and the Embassy Suites located in Las Vegas, Nevada.

      On October 8, 2003, the Company acquired five hotel properties from FelCor Lodging Limited Partnership as follows: the Embassy Suites in Phoenix, Arizona, the Embassy Suites in Syracuse, New York, the Embassy Suites in Flagstaff, Arizona, the Doubletree Guest Suites in Columbus, Ohio, and the Doubletree Guest Suites in Dayton, Ohio.

      On November 24, 2003, the Company acquired four hotel properties from Noble Investment Group as follows: the Hilton Garden Inn in Jacksonville, Florida, the SpringHill Suites by Marriott in Jacksonville, Florida, the Homewood Suites in Mobile, Alabama, and the Hampton Inn in Atlanta/ Lawrenceville, Georgia.

      We own our hotels in fee simple except for the Radisson Hotel Cincinnati Riverfront, which is owned partially in fee simple and partially pursuant to a ground lease that expires in 2070 (including all extensions). These hotel properties are held for investment purposes and operated by our managers. The following table sets forth certain descriptive information regarding these hotels as of and for the year ended December 31, 2003:

Hotel Property	Location	Rooms

Embassy Suites	Austin, TX	150
Embassy Suites	Dallas, TX	150
Embassy Suites	Herndon, VA	150
Embassy Suites	Las Vegas, NV	220
Radisson Hotel	Covington, KY	236
Radisson Hotel	Holtsville, NY	188
Embassy Suites	Phoenix, AZ	229
Embassy Suites	Syracuse, NY	215
Embassy Suites	Flagstaff, AZ	119
Doubletree Guest Suites	Columbus, OH	194
Doubletree Guest Suites	Dayton, OH	137
Hilton Garden Inn	Jacksonville, FL	119
SpringHill Suites by Marriott	Jacksonville, FL	102
Homewood Suites	Mobile, AL	86
Hampton Inn	Lawrenceville, GA	86

Total		2,381

Item 3.	Legal Proceedings

      We are currently subject to litigation arising in the normal course of its business. In the opinion of management, none of these lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we believe we have adequate insurance in place to cover such litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock is traded on the New York Stock Exchange under the symbol “AHT.” The following table sets forth for the indicated periods the high and low sales prices for our common stock, as traded on that exchange, since our inception:

	Price Range

	High	Low

August 29, 2003 (inception) through September 30, 2003 (third quarter)	$9.50	$8.85
October 1, 2003 through December 31, 2003 (fourth quarter)	$9.80	$8.97

Recent Sales of Unregistered Securities

      On August 29, 2003, we sold 250,000 shares of our common stock to each of Archie Bennett, Jr., our Chairman, and Montgomery J. Bennett, our Chief Executive Officer and Director, for cash consideration of $4,185,000. The cash proceeds were used to fund the acquisition and origination of lodging-related assets and for general corporate purposes. On August 29, 2003, we issued 65,024 shares of our common stock to Friedman, Billings, Ramsey & Co., Inc. for partial consideration for services performed in connection with our initial public offering. On that same date, we also issued 216,634 shares of our common stock to Remington Hotel MacArthur Airport, located in Holtsville, New York. We issued all these shares in reliance upon the exemption from registration provided by section 4(2) under the Securities Act because the issuance did not involve a public offering.

Stockholder Information

      As of March 26, 2004, we had approximately 2,600 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares. As two Section 13G filers presently exceed the 9.8% threshold, the Company’s Board of Directors passed a waiver on March 23, 2004, which allowed for this exception for a limited timeframe.

Dividend Information

      To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments with respect to our properties from the indirect, wholly-owned subsidiary of our operating partnership, Ashford TRS, and, in turn, upon the management of our properties by Remington Lodging or other management companies.

      On March 15, 2004, the Company declared a cash dividend of approximately $0.06 per fully-diluted share, for stockholders of record on March 31, 2004, to be paid on April 15, 2004.

Equity Compensation Plans Information

      The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants, and rights; weighted-average exercise price of outstanding options, warrants, and rights; and the number of securities remaining available for future issuance as of December 31, 2003:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of
	Exercise of Outstanding	Outstanding	Number of Securities
	Options, Warrants,	Options, Warrants,	Remaining Available
	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders:
Restricted stock	714,317 (1)	NA	817,364
Limited partnership units	5,657,917 (2)	NA	None
Equity compensation plans not approved by security holders	None	None	None

(1)	Shares have been issued but are not vested.

(2)	Limited partnership units of our operating partnership, redeemable for cash or, in our discretion, for shares of our common stock on a one-for-one basis.

Item 6.	Selected Financial Data

      The following table sets forth consolidated selected historical operating and financial data for the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this table includes the combined selected historical operating and financial data of certain affiliates of Remington Hotel Corporation (the “Predecessor”).

      The selected historical combined financial information as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 were derived from audited financial statements contained elsewhere herein. The selected historical combined financial information as of December 31, 2001 and for the year ended December 31, 2000 were derived from the Company’s Post-Effective Amendment #1 to Form S-11 (file number 001-31775) as filed with the Securities and Exchange Commission on August 26, 2003. The selected historical combined financial information as of December 31, 2000 and 1999, and for the year ending December 31, 1999, was derived from unaudited financial statements. The unaudited historical combined financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such dates and for such periods under accounting principles generally accepted in the United States.

      The information below should be read along with all other financial information and analysis presented elsewhere herein, including the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated and combined financial statements and related notes thereto.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

SELECTED HISTORICAL FINANCIAL AND OTHER DATA

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Company &	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	Predecessor)
Operating Data:
Revenue:
Hotel revenues
Rooms	$34,682,916	$28,529,640	$29,165,515	$24,654,910	$17,420,118
Food and beverage	6,158,916	5,698,029	5,691,902	3,178,314	1,911,786
Interest income from notes receivable	110,000	—	—	—	—
Other	1,326,769	1,130,112	1,358,229	1,470,000	800,664

Total Operating Revenue	42,278,601	35,357,781	36,215,646	29,303,224	20,132,568
Expenses:
Hotel operating expenses
Rooms	8,113,097	6,461,721	6,260,660	5,763,985	4,729,894
Food and beverage	4,702,780	4,183,371	4,477,315	2,473,295	1,725,270
Other direct	900,621	621,693	608,350	661,351	508,164
Indirect	14,823,432	12,370,304	12,373,861	8,721,894	6,896,658
Management fees, including related parties	1,369,888	1,059,867	1,463,900	1,308,966	907,612
Property taxes, insurance, and other	2,858,050	2,437,482	2,197,404	1,558,545	1,096,857
Depreciation & amortization	4,932,676	4,833,551	4,446,486	3,249,308	2,738,428
Corporate general and administrative:
Stock-based compensation	864,452	—	—	—	—
Other corporate general and administrative	3,138,498	—	—	—	—

Total Operating Expenses	41,703,494	31,967,989	31,827,976	23,737,343	18,602,883

Operating income (loss)	575,107	3,389,792	4,387,670	5,565,881	1,529,685
Interest income	289,133	53,485	226,531	161,004	9,075
Interest expense	(5,000,206)	(6,536,195)	(7,520,694)	(5,014,163)	(3,417,233)

Income (loss) before provision for income taxes and minority interest	(4,135,966)	(3,092,918)	(2,906,493)	712,722	(1,878,473)
Provision for income taxes	(142,178)	—	—	—	—
Minority interest	357,943	—	—	—	—

Net Income (Loss)	$(3,920,201)	$(3,092,918)	$(2,906,493)	$712,722	$(1,878,473)

Basic and diluted loss per share from inception through December 31, 2003	$(0.07)

Weighted average basic and diluted shares outstanding from inception through December 31, 2003	24,627,298

Dividends were not declared by either the Company or its Predecessor during the five years presented.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Company &	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	Predecessor)
Balance Sheet Data:
Investments in hotel properties, net	$173,723,998	$85,246,801	$88,874,078	$68,292,242	$58,710,746
Cash, cash equivalents, and restricted cash	77,627,643	6,322,368	8,329,486	5,991,418	5,381,569
Notes receivable	10,000,000	—	—	—	—
Total assets	267,882,417	95,416,446	100,001,305	77,046,232	66,843,976
Mortgage notes payable	50,201,779	82,126,150	80,410,792	49,355,734	39,653,655
Capital leases payable	456,869	621,351	277,810	92,370	—
Total liabilities	57,943,496	86,105,492	84,684,368	53,836,084	43,438,808
Total liabilities and owners’ equity	267,882,417	95,416,446	100,001,305	77,046,232	66,843,976
Other Data:
Cash Flow:
Provided by (used in) operating activities	$5,734,806	$622,734	$1,108,150	$4,870,739	$(628,153)
Used in investing activities	(89,188,930)	(1,079,824)	(24,899,286)	(12,778,381)	(23,744,316)
Unaudited:
Provided by (used in) financing activities	161,718,791	(1,726,457)	24,921,233	8,315,129	26,303,213
Total number of rooms at December 31	2,381	1,094	1,094	906	670
Total number of hotels at December 31	15	6	6	5	4
EBITDA(1)	$5,449,268	$8,223,343	$8,834,156	$8,815,189	$4,268,113
FFO(2)	$647,287	$1,740,633	$1,539,993	$3,962,030	$859,955

(1)	EBITDA is defined as operating income (loss) or income (loss) before net gain on sale of properties, interest expense, interest income (excluding interest income from mezzanine loans), income taxes, and depreciation and amortization. We believe EBITDA is useful to investors as an indicator of our ability to service debt and pay cash distributions. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

EBITDA Reconciliation (unaudited):
Net income (loss)	$(3,920,201)	$(3,092,918)	$(2,906,493)	$712,722	$(1,878,473)
Plus depreciation and amortization	4,932,676	4,833,551	4,446,486	3,249,308	2,738,428
Plus interest expense	5,000,206	6,536,195	7,520,694	5,014,163	3,417,233
Less interest income	(289,133)	(53,485)	(226,531)	(161,004)	(9,075)
Plus provision for income taxes	142,178	—	—	—	—
Less minority interest	(357,943)	—	—	—	—

Gross EBITDA	5,507,783	8,223,343	8,834,156	8,815,189	4,268,113
EBITDA related to minority interest	58,515	—	—	—	—

EBITDA	$5,449,268	$8,223,343	$8,834,156	$8,815,189	$4,268,113

(2)	The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales or properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items related to unconsolidated entities and joint ventures. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered an alternative to a) GAAP net income (loss) as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. We believe that to facilitate a clear understanding of our historical operating results, FFO should be considered along with our net income (loss) and cash flows reported in the consolidated financial statements.

FFO Reconciliation (unaudited):
Net income (loss)	$(3,920,201)	$(3,092,918)	$(2,906,493)	$712,722	$(1,878,473)
Plus real estate depreciation and amortization(a)	4,930,796	4,833,551	4,446,486	3,249,308	2,738,428
Less minority interest	(357,943)	—	—	—	—

Gross FFO	652,652	1,740,633	1,539,993	3,962,030	859,955
FFO related to minority interest	5,365	—	—	—	—

FFO	$647,287	$1,740,633	$1,539,993	$3,962,030	$859,955

(a)	Includes property-level furniture, fixtures, and equipment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of the federal securities laws. Ashford Hospitality Trust, Inc. (the “Company” or “we” or “our”) cautions investors that any forward-looking statements presented herein, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions at that time. Throughout this report, words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result,” and other similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution investors that while forward-looking statements reflect our good faith beliefs at the time they are made, such statements are not guarantees of future performance and are impacted by actual events that occur after such statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

      Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in herein under the heading “Risk Factors.” These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Executive Overview

      We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of December 31, 2003, we owned fifteen hotels, eight asset management and consulting contracts, and one mezzanine loan receivable. Five of these hotels were acquired October 8, 2003, and four of these hotels were acquired November 24, 2003. These nine acquired properties contributed approximately $6.1 million and $559,000 to our total revenue and net income (loss), respectively, for our year ended December 31, 2003.

      Based on our primary business objectives and forecasted operating conditions, our key priorities or financial strategies include, among other things:

•	acquiring hotels in unique locations where further large-scale development is limited for prospective competitors, including hotels located in urban and resort/convention locations,

•	acquiring hotels with good current yield with an opportunity for appreciation,

•	implementing selective capital improvements designed to increase profitability and directing our managers to minimize operating costs and increase revenues,

•	originating or acquiring mezzanine loans; and

•	other investments that our board deems appropriate.

      RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate (“ADR”) charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels. Increases in RevPAR attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. Increases in RevPAR attributable to increases in ADR are accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

      The following table illustrates the key performance indicators for the years ended December 31, 2003, 2002, and 2001, for our initial properties (“comparable hotels”), which represents the six hotels we’ve owned throughout the three years presented (except one of the six initial properties was acquired in January 2001):

	Year Ended December 31,

	2003	2002	2001

Consolidated (initial properties)
Hotel revenues	$35,914,158	$35,357,781	$36,215,646
RevPAR	$73.61	$71.45	$73.78
Occupancy	70.87%	65.98%	61.51%
ADR	$103.86	$108.29	$119.94
Embassy Suites (initial properties)
Hotel revenues	$24,743,446	$24,824,677	$25,028,323
RevPAR	$88.31	$87.52	$88.13
Occupancy	76.31%	73.55%	70.31%
ADR	$115.73	$119.00	$125.35
Radisson Hotels (initial properties)
Hotel revenues	$11,170,712	$10,533,104	$11,187,323
RevPAR	$50.37	$46.04	$50.48
Occupancy	62.28%	54.01%	47.23%
ADR	$80.87	$85.24	$106.88

Results of Operations

      We believe the lodging industry was negatively affected in 2003 by low levels of business travel resulting from a weak economy (predominantly in the first half of the year), the war in Iraq, continued changes in terrorist threat levels, and travel reductions and restrictions related to severe acute respiratory syndrome, or SARS. Strong economic growth in the United States economy in the second half of 2003 helped improve lodging demand, but generally not enough to offset the weak lodging demand in the first half.

      Our industry outlook for 2004 is more optimistic. Historically, we have seen that lodging demand in the United States correlates to U.S. Gross Domestic Product (GDP) growth, with typically a one to two quarter lag period. Therefore, given the relatively strong U.S. GDP growth in the second half of 2003 and the forecasts for 2004, we are optimistic about improvement in lodging demand in 2004. In addition, based on these GDP forecasts, as well as the anticipated strengthening of corporate profits and capital investment, we expect an increase in business-related travel and improvement in the pace of group bookings.

      The consolidated and combined financial information presented herein include all of the accounts of the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this report includes the combined financial information of certain affiliates of Remington Hotel Corporation (the “Predecessor”).

      The following table reflects key line items from our consolidated and combined statements of operations for the years ended December 31, 2003, 2002, and 2001:

	Company &	The		The
	Predecessor	Predecessor		Predecessor
			Favorable		Favorable
	Year Ended	Year Ended	(Unfavorable)	Year Ended	(Unfavorable)
	December 31,	December 31,	% Change	December 31,	% Change
	2003	2002	2002 to 2003	2001	2001 to 2002

Total Revenue	$42,278,601	$35,357,781	19.57%	$36,215,646	(2.37)%
Total hotel expenses	29,909,818	24,696,956	(21.11)%	25,184,086	1.93%
Property taxes, insurance, and other	2,858,050	2,437,482	(17.25)%	2,197,404	(10.93)%
Depreciation and amortization	4,932,676	4,833,551	(2.05)%	4,446,486	(8.70)%
Corporate general and administrative	4,002,950	—		—
Operating income	575,107	3,389,792	(83.03)%	4,387,670	(22.74)%
Interest income	289,133	53,485	440.59%	226,531	(76.39)%
Interest expense	(5,000,206)	(6,536,195)	23.50%	(7,520,694)	13.09%
Provision for income taxes	(142,178)	—		—
Minority interest	357,943	—		—
Net loss	$(3,920,201)	$(3,092,918)	(26.75)%	$(2,906,493)	6.41%

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

      Revenue. Total revenue for the year ended December 31, 2003 increased approximately $6.9 million or 19.6% from total revenue for the year ended December 31, 2002, primarily due to approximately $6.1 million in revenues attributable to the acquisitions of five hotel properties on October 8, 2003 and four hotel properties on November 25, 2003, as well as approximately $110,000 of interest earned on the Company’s $10 million mezzanine loan receivable, which was acquired November 26, 2003. In addition, revenues for comparable hotels increased due to increased room revenues, partially offset by decreased food and beverage revenues and decreased other revenues. Room revenues at comparable hotels increased 3.0% due to an increase in RevPAR to $73.61 for the year ended December 31, 2003 compared to $71.45 for 2002, which consisted of a 7.4% increase in occupancy and a 4.1% decrease in ADR.

      Room revenues at comparable hotels for the year ended December 31, 2003 increased approximately $862,000 or 3.0% compared to 2002, primarily due to the aforementioned increase in occupancy offset somewhat by a decrease in ADR. Both the Covington Radisson and Las Vegas Embassy Suites experienced increases in occupancy due to an enhanced focus on weekend group sales. In addition, occupancy increased at the Dulles Embassy Suites due to a recovery in that marketplace, which had suffered a downturn following the September 11, 2001 terrorist events. The Holtsville Radisson also experienced an increase in occupancy, somewhat offset by a decrease in ADR, as a result of significant military business utilizing discounted rates in the latter half of the year. These occupancy increases were offset by a decrease in occupancy and ADR at both the Dallas and Austin Embassy Suites due to a downturn in the Texas economy, which is heavily dependent on business in the high-tech and telecom sectors.

      Food and beverage revenues at comparable hotels for the year ended December 31, 2003 decreased approximately $130,000 or 2.3% compared to 2002. Food and beverage revenues decreased at both the Dulles Embassy Suites and Dallas Embassy Suites due to higher than usual banquet revenues experienced in 2002 that did not recur in 2003. In addition, food and beverage revenues were down at both the Dallas and Austin Embassy Suites due to the aforementioned decreases in occupancy. Food and beverage revenues also decreased at the Covington Radisson due to a shift in customer mix toward airline crews, who utilize food and beverage facilities to a lesser extent than other business travelers.

      Other revenues at comparable hotels for the year ended December 31, 2003 decreased approximately $175,000 or 15.5% compared to 2002, primarily due to a decrease in telephone revenues as customers shifted from in-room phones to cellular phones.

      Asset management fees increased to approximately $137,000 for the year ended December 31, 2003, compared to zero for 2002 due to the eight asset management and consulting contracts acquired from an affiliate upon formation of the Company on August 29, 2003. On October 16, 2003, the Company exercised its option to reassign its rights under its eight asset management and consulting contracts back to the affiliate until January 1, 2004 in order to meet REIT eligible-income thresholds in 2003. As a result, the Company did not collect related asset management fee income in 2003 of approximately $250,000. However, the related guarantee of payment associated with these fees was extended for a like period.

      Hotel Operating Expenses. Hotel operating expenses, which consist of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $5.2 million or 21.1% for the year ended December 31, 2003 compared to 2002, primarily due to approximately $4.5 million of expenses associated with the nine hotel properties acquired in the fourth quarter of 2003. In addition, hotel operating expenses at comparable hotels experienced increases in room expense, food and beverage expense, other direct expenses, and indirect expenses for the year ended December 31, 2003 compared to 2002.

      Room expense at comparable hotels increased approximately 4.8% for the year ended December 31, 2003 compared to 2002 primarily due to variable costs associated with the aforementioned overall increase in occupancy as well as increased payroll costs. Over the same comparative period, food and beverage expense at comparable hotels increased approximately 1.0% due to rising food and payroll costs. Other direct expenses at comparable hotels increased approximately 25.8% for the year ended December 31, 2003 compared to 2002 primarily due to increased payroll and telephone usage rates. Indirect expenses at comparable hotels increased approximately $155,000 or 1.3% for the year ended December 31, 2003 compared to 2002. Indirect expenses increased due to:

•	increased repairs and maintenance expense at the Dallas Embassy Suites and Austin Embassy Suites due to improvements in 2003 that did not occur in 2002, offset by decreased repairs and maintenance expense at the Las Vegas Embassy Suites, Covington Radisson, and Holtsville Radisson due to improvement programs in effect in 2002 that did not recur in 2003;

•	increased energy costs due to the air conditioning system running inefficiently during a portion of 2003 at the Austin Embassy Suites, increased usage at the Covington Radisson due to increased occupancy, and a colder 2003 winter at the Holtsville Radisson;

•	increased general and administrative fees due to increased payroll in 2003; and

•	increased franchise fees due to increased room revenues at the Dulles Embassy Suites, Las Vegas Embassy Suites, Covington Radisson, and Holtsville Radisson, as well as increased rates at certain hotels.

      Property taxes, insurance, and other. Property taxes, insurance, and other increased approximately $421,000 or 17.3% for the year ended December 31, 2003 compared to 2002, due to approximately $461,000 of expenses associated with the nine hotel properties acquired in the fourth quarter of 2003. Aside from the additional hotels acquired, property taxes, insurance, and other incurred in 2003 was consistent with 2002.

      Depreciation and amortization. Depreciation and amortization increased approximately $99,000 or 2.1% for the year ended December 31, 2003 compared to 2002, due to approximately $593,000 of depreciation associated with the nine hotel properties acquired in the fourth quarter of 2003. Aside from the additional hotels acquired, depreciation and amortization decreased in 2003 compared to 2002 as a result of certain assets becoming fully depreciated.

      Corporate general and administrative. Corporate general and administrative expense increased to approximately $4.0 million for the year ended December 31, 2003 compared to zero for 2002 as a result of expenses associated with being a newly-formed, publicly-traded company, including salaries, payroll taxes, benefits, insurance, stock-based compensation related to employee stock grants, audit fees, and directors fees. For 2003, the total includes approximately $864,000 of non-cash expenses associated with the amortization of employee stock grants.

      Operating Income. Operating income decreased approximately $2.8 million from $3.4 million for the year ended December 31, 2002 to approximately $575,000 for the year ended December 31, 2003 as a result of the aforementioned operating results.

      Interest Income. Interest income increased approximately $236,000 from approximately $53,000 for the year ended December 31, 2002 to approximately $289,000 for the year ended December 31, 2003, primarily due to interest earned on funds received from the Company’s initial public offering.

      Interest Expense. Interest expense decreased approximately $1.5 million from approximately $6.5 million for the year ended December 31, 2002 to approximately $5.0 million for the year ended December 31, 2003. Upon completion of the Company’s initial public offering and related formation transactions on August 29, 2003, the Company repaid the majority of its mortgage notes payable. The decrease in interest expense associated with the lower debt balance.

      Provision for income taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the period from inception through December 31, 2003, we recognized a provision for income taxes of approximately $142,000 related to Ashford TRS.

      Minority Interest. Minority interest increased to approximately $358,000 for the year ended December 31, 2003 compared to zero for 2002. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

      Net Loss. Net loss was approximately $3.9 million for the year ended December 31, 2003 and approximately $3.1 million for the year ended December 31, 2002, which represents a net loss increase of approximately $827,000 or 26.7% as a result of the aforementioned operating results.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

      Revenue. Room revenues decreased $635,875, or 2.2% from 2001 to 2002. In spite of the 5.2% decline in market, RevPAR for all the properties combined, the Embassy Suites hotels in Dallas, Austin, Dulles, and Las Vegas and the Radisson hotel in Covington all continued to experience positive market yield penetration with the Embassy Suites hotel in Las Vegas experiencing the largest market yield increase of over 11.4%. Market yield penetration is a percentage of a property’s RevPAR (average daily rate or ADR multiplied by occupancy rate) to the RevPAR of a particular competitive set. A competitive set consists of properties that compete for business directly with a particular property. The competitive set properties have similar physical facilities, locations, and room rates and compete for the same customers. Overall our occupancy increased by 7.3% from 61.5% for the year ended December 31, 2001 to 66.0% for the same period in 2002. The Radisson hotel in Covington experienced the largest gain, increasing occupancy 41.0% from 2001 to 2002. The only occupancy decline occurred at the Radisson hotel in Holtsville, declining over 8.0% mainly due to construction activity during 2002. Our average daily rate declined by 9.7% from $119.94 for the year ended December 31, 2001 to $108.29 for the same period in 2002. All the hotels except Las Vegas experienced declines in average daily rates. Food and beverage revenue stayed almost constant, growing $6,127 from 2001 to 2002. Total revenues decreased $857,865, or 2.4%, from 2001 to 2002. Almost $300,000 of the revenue decline was due to energy surcharges that were eliminated due to franchise limitations. The decreasing hotel revenues at the Austin Embassy Suites, Dallas Embassy Suites, Dulles Embassy Suites, and the Holtsville Radisson can be attributed to the general softening in the economy and the continued impact on the travel industry from the aftermath of the September 11, 2001 terrorist attacks.

      Expenses. Hotel operating expenses declined by $487,130 or 1.9% from 2001 to 2002 due to effective cost controls in the food and beverage area as well as a reduction in the management fee in the Embassy Suites properties from 4.5% to 3.0%. Included in the hotel operating expenses were sales and marketing expenses, which increased 12.2% from 2001 to 2002 as a result of additional staffing at the Radisson properties in Holtsville and Covington in order to drive revenues.

      Total operating expenses increased by $140,013 or 0.4% from the year ended December 31, 2001 to December 31, 2002. The majority of this increase was due to an increase in depreciation of $387,065 from 2001 to 2002 resulting from the purchases of the Radisson Holtsville property in November 2000 and the Radisson Covington property in January 2001; an increase of $363,724 or 60.3% for insurance costs over the same periods due to the increasing costs of insurance; and the write-off of an insurance claim that occurred at the Las Vegas Embassy Suites hotel in August 2000. Property taxes actually declined by $123,646 or 7.8% for the same period mainly due to the successful property tax appeal for the Austin Embassy Suites hotel where the valuation declined by approximately $5.5 million.

      Operating Income. Operating income declined by $997,878 from $4.4 million in 2001 to $3.4 million in 2002.

      Interest Expense. Interest expense declined by $984,499 from 2001 to 2002 due to a reduction in interest rates.

      Net Loss. Net loss increased from $2.9 million to $3.1 million from 2001 to 2002.

Liquidity and Capital Resources

      Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal sources of revenue will include (i) cash flow from hotel operations, (ii) interest income from mortgages we own, and (iii) to the extent that we may engage in sale-leaseback transactions in the future, rental income from third parties in those transactions. To date, however, cash flow has been generated primarily from hotel operations and management fees related to the eight asset management and consulting contracts with an affiliate.

      Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

      Upon completion of the IPO and related formation transactions, we had approximately $116.6 million in cash to invest in lodging-related assets and for general corporate purposes. We also had $16.0 million of outstanding mortgage debt related to one of the hotels. Shortly thereafter, we generated additional net proceeds of approximately $14.5 million related to the underwriters’ exercise of their over-allotment option.

      On October 8, 2003, the Company acquired five hotel properties from FelCor Lodging Limited Partnership for approximately $50.0 million in cash. The Company used a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties. The Company has earmarked an additional $8.2 million in capital improvements for these properties, which will be funded through the $36.0 million non-recourse loan discussed below.

      On October 16, 2003, the Company exercised its option to reassign its rights under its eight asset management and consulting contracts back to an affiliate until January 1, 2004 in order to meet REIT eligible-income thresholds in 2003. As a result, the Company did not collect related asset management fees income over this period of approximately $250,000. However, the related guarantee of payment associated with these fees will be extended for a like period.

      On November 24, 2003, the Company acquired four hotel properties from Noble Investment Group for approximately $33.9 million, which included approximately $27.5 million in cash and approximately $6.4 million in assumed mortgage debt. The Company used a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties. The Company has earmarked an additional $1 million in capital improvements for these properties, which will be financed through IPO proceeds as well.

      On November 26, 2003, the Company acquired a $10.0 million mezzanine loan receivable related to a hotel property in New York, New York. The mezzanine loan bears interest at LIBOR plus 9% with a 2% floor, matures in August 2006, and provides for two one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive interest-only payments through August 2004, with principal and interest paid thereafter through maturity based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through August 13, 2004, require decreasing prepayment premiums through February 13, 2006, and require no prepayment premiums thereafter. The Company used a portion of the proceeds from its IPO as the source for funds for the acquisition of this loan.

      On December 24, 2003, the Company closed on a $36.0 million non-recourse loan secured by the five hotel properties. The loan, which includes a holdback provision for the previously earmarked $8.2 million in targeted capital expenditures related to these properties, bears interest at a rate of LIBOR plus 3.25% with a total 4.75% floor, matures in four years, requires interest-only payments for the first two years, and contains a one-year extension option upon maturity.

      As of December 31, 2003, the Company had approximately $76.3 million of cash remaining as a result of the aforementioned transactions as well as general expenditures and working capital needs since its formation.

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

      We are currently in negotiations with certain financial institutions to obtain a mezzanine loan warehouse facility. However, no assurances can be given that we will obtain such financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute on our business strategy.

      We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other borrowings or from the proceeds of additional issuances of common stock or other securities. However, other than the aforementioned acquisitions, we have no formal commitment or understanding to invest in additional assets, except as disclosed in subsequent events, and there can be no assurance that we will successfully make additional investments.

      Our existing hotels and hotels underlying our mezzanine loan receivables are located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities. In addition, the downturn in the national economy, the aftermath of the terrorist attacks against the United States, and the impact of the war in Iraq have had a negative impact on our operating cash flows.

Inflation

      We rely entirely on the performance of our properties and the ability of the properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates rather quickly, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, such as real estate and personal property taxes, property and casualty insurance, and utilities, are subject to inflation as well.

Seasonality

      Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. We anticipate that our cash flow from the operation of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to make required distributions. However, we cannot make any assurances that we will make distributions in the future.

Critical Accounting Policies

      Our accounting policies are more fully described in note 3 to our consolidated financial statements. As disclosed in note 3, the preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

      Investment in Hotel Properties — The initial six hotel properties are stated at the Predecessor’s historical cost, net of any impairment charges, plus an approximate $8.1 million minority interest partial step-up recorded upon formation of the Company on August 29, 2003, related to the acquisition of minority interest from unaffiliated parties related to four of the initial properties. Hotel properties acquired subsequent to the Company’s formation are stated at cost. Improvements and additions which extend the life of the property are capitalized.

      Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable (i.e., the future undiscounted cash flows for the hotel are projected to be less than the net book value of the hotel). We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of our hotels, we make many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. To date, no such impairment charges have been recognized. If an asset were deemed to be impaired, we would record an impairment charge for the amount the property’s net book value exceeds its fair value.

      Depreciation and Amortization Expense — Depreciation expense is based on the estimated useful life of the Company’s assets, while amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the potential sale of any of the Company’s hotels.

      Recent Accounting Pronouncements —

SFAS No. 146 — In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of SFAS No. 146 in the first quarter of 2003 did not have any immediate effect on the Company’s results of operations, financial position, or cash flows.

FIN No. 45 — In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 requires that a guarantor recognize a liability for certain guarantees and enhance disclosures for such guarantees. The recognition provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

FIN No. 46 — In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (“FIN No. 46”). FIN No. 46 requires existing unconsolidated variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements for periods ending after March 15, 2004, related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On November 26, 2003, the Company acquired a $10.0 million mezzanine loan receivable secured by a hotel property in New York, New York, which is subordinate to a primary loan related to this hotel. The mezzanine loan is considered to be a variable interest in the entity that owns the hotel, which is a variable interest entity. However, the Company is not considered to be the primary beneficiary. Therefore, the Company will not consolidate the hotel for which it has provided financing. Hence, the adoption of FIN No. 46 did not have a material impact on the Company’s results of operations, financial position, or cash flows. However, interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46 criteria and such entities will be consolidated, if required.

SFAS No. 149 — In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

SFAS No. 150 — In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, in November 2003, the Financial Accounting Standards Board elected to indefinitely defer implementation of certain standards of SFAS No. 150 relating to limited-life subsidiaries. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s results of operations, financial position, or cash flows.

Contractual Obligations and Commitments

      As of December 31, 2003, our contractual obligations and commitments are as follows:

	Payments Due by Period

	<1 Year	2-3 Years	4-5 Years	>5 Years	Total

Mortgage notes payments	$96,335	$22,989,444	$27,116,000	$—	$50,201,779
Capital leases payments	136,605	282,303	37,961	—	456,869
Operating leases	545,713	956,853	851,420	13,889,712	16,243,698
Interest payments	2,504,879	4,922,165	1,377,088	—	8,804,132

Total contractual obligations	$3,283,532	$29,150,765	$29,382,469	$13,889,712	$75,706,478

      In addition, at December 31, 2003, our capital commitments were approximately $355,000, which relate to general capital improvements.

      Also, in August 2003, the Company entered into employment agreements with its Chief Executive Officer and Director and certain other executive officers, all of which expire by December 31, 2007 and have automatic one-year renewal options, unless either party provides at least six months’ notice of non-renewal.

Subsequent Events

      On January 23, 2004, the Company acquired a $15 million subordinated first-mortgage loan receivable related to a hotel property in Denver, Colorado. The loan bears interest at LIBOR plus 9%, matures in January 2006, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive interest-only payments through maturity, with principal and interest paid through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through November 30, 2004, require decreasing prepayment premiums through August 31, 2005, and require no prepayment premiums thereafter. The Company used a portion of the proceeds from its IPO as the source for funds for this acquisition.

      On February 5, 2004, the Company completed a $60 million secured credit facility, at an interest rate of LIBOR plus 3.25%, of which approximately $49.8 million of the proceeds were funded March 24, 2004, with the remainder to be funded shortly thereafter. The credit facility matures in three years, is collateralized by eight hotel properties, is subject to certain financial covenants, requires a commitment fee of 0.45% to 0.55% on the unused portion of the line, which is payable quarterly, and allows for an increase to $75 million subject to certain conditions.

      On March 4, 2004, the Company acquired a $25 million mezzanine loan receivable secured by 17 hotel properties. The mezzanine loan bears interest at LIBOR plus 8.7% with a 2.5% LIBOR floor, matures in July 2005, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive principal and interest payments through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through maturity subject to certain provisions. The Company used a portion of the proceeds from its IPO as the source for funds for this acquisition.

      On March 15, 2004, the Company declared a cash dividend of approximately $0.06 per fully-diluted share, for stockholders of record on March 31, 2004, to be paid on April 15, 2004.

      On March 15, 2004, the Company issued a total of 70,400 shares of restricted stock to its executives and certain employees. These shares will vest over three years and will be charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.41 per share.

      On March 19, 2004, the Company originated a $15 million mezzanine loan receivable related to a hotel property in Boston, Massachusetts. The mezzanine loan bears interest at LIBOR plus 10.25% with a 1.75% LIBOR floor and a 5% LIBOR cap, matures in March 2007, and provides for two one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive interest-only payments through maturity. Prepayments of the loan are prohibited through September 1, 2005. The Company used a portion of the proceeds from its IPO as the source for funds for this acquisition.

      On March 24, 2004, the Company acquired a $6.6 million mezzanine loan receivable related to a hotel property in Brooklyn Park, Minnesota. The mezzanine loan bears interest at LIBOR plus 10% with a 2% LIBOR floor and a 5% LIBOR cap and matures in January 2006. In accordance with the loan agreement, the Company will receive interest-only payments through maturity. In addition, if certain operating conditions are met, the Company will receive an additional interest payment upon maturity based on a 15% accrual rate.

      On March 24, 2004, the Company acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.3 million in cash. The purchase price was the result of an arms’ length negotiation. The Company used proceeds from borrowings as the source of funds for this acquisition.

      On February 25, 2004, the Company reached a definitive agreement, subject to customary closing conditions, to acquire a hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership for approximately $23.1 million, which will consist of approximately $4.9 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $2.5 million worth of limited partnership units based on the market price of the Company’s common stock on the date of issuance. The purchase price will be the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $9.1 million. The Company intends to use proceeds from borrowings to fund this acquisition.

      On March 12, 2004, the Company reached a definitive agreement, subject to customary closing conditions, to acquire a hotel and adjacent office building complex near Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. The purchase price will be the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $9.0 million. The Company intends to use proceeds from borrowings to fund this acquisition.

      On March 22, 2004, the Company reached a definitive agreement, subject to customary closing conditions, to acquire a hotel property in Baltimore, Maryland, from BPG Hotel Partners V, LLC for approximately $15.9 million, which included approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt. The purchase price will be the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $3.9 million. The Company intends to use proceeds from borrowings to fund this acquisition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

      As of December 31, 2003, we had approximately $43.8 million of outstanding variable-rate debt. The impact to our annual results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of December 31, 2003, would be approximately $438,000. We also had approximately $6.4 million of 7.08% fixed-rate debt outstanding at December 31, 2003. We had no other outstanding debt as of December 31, 2003.

      As of December 31, 2003, we owned a $10 million mezzanine variable-rate loan receivable. The impact to our annual results of operations of a one-point change in interest rate on the outstanding balance of variable-rate loans receivable as of December 31, 2003, would be approximately $100,000. We had no other outstanding loans receivable as of December 31, 2003.

      The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2003, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8.	Financial Statements and Supplementary Data

      The required financial statements are filed herein as listed in Item 15.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Director and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 4, 2004.

Item 11.	Executive Compensation

      The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 4, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 4, 2004.

Item 13.	Certain Relationships and Related Transactions

      The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 4, 2004.

Item 14.	Principal Accountant Fees and Services

      During the years ended December 31, 2003 and 2002, fees incurred related to our principal accountants, Ernst & Young LLP, consisted of the following:

	Year Ended December 31,

	2003	2002

Audit Fees	$851,388	$99,000	(1)
Audit-Related Fees	270,411	—	(2)
Tax Fees	59,025	—	(3)
All Other Fees	—	—	(4)

Total	$1,180,824	$99,000

(1)	Represents professional fees associated with the audits of the Company’s annual consolidated financial statements, quarterly reviews, and $434,888 related to the Company’s initial public offering.

(2)	Represents professional fees associated with required audits of acquired properties in compliance with Rule 3-14 of Regulation S-X of the Securities and Exchange Commission.

(3)	Represents professional fees associated with tax planning, tax consultation, and review of tax returns.

(4)	No other professional services were incurred.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements and Schedules

Report of Independent Auditors	55
Consolidated and Combined Financial Statements:
Consolidated and Combined Balance Sheets for the Company as of December 31, 2003 and the Predecessor as of December 31, 2002	56
Consolidated and Combined Statements of Operations for the Company for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003, and the years ended December 31, 2002 and 2001	57
Consolidated and Combined Statement of Owners’ Equity for the Company for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2001 through August 28, 2003, and the years ended December 31, 2002 and 2001	58
Consolidated and Combined Statements of Cash Flows for the Company for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2001 through August 28, 2003, and the years ended December 31, 2002 and 2001	59
Notes to Consolidated and Combined Financial Statements	60
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003	77

All other financial statement schedules are not required under the related instructions, or they have been omitted because they are not significant, or they have been omitted because the required information has been disclosed in the consolidated and combined financial statements and related notes thereto.

      (b) Reports on Form 8-K

      On September 23, 2003, we filed a Form 8-K that included information reported under Items 2 and 7 related to our impending acquisition of five hotel properties owned by FelCor Lodging Limited Partnership.

      On September 29, 2003, we filed a Form 8-K that included information reported under Item 5 related to our underwriters exercising their over-allotment option related to our initial public offering.

      On October 9, 2003, we filed a Form 8-K to furnish our press release announcing the acquisition of five hotel properties owned by FelCor Lodging Limited Partnership on October 8, 2003.

      On October 31, 2003, we filed a Form 8-K that included information reported under Items 2 and 7 related to our impending acquisition of four hotel properties owned by Noble Investment Group.

      On November 6, 2003, we filed a Form 8-K that included information reported under Items 7 and 12 to furnish our earnings release for the quarter ended September 30, 2003.

      On November 12, 2003, we filed a Form 8-K/ A that included information reported under Items 2 and 7 related to our acquisition of five hotel properties owned by FelCor Lodging Limited Partnership on October 8, 2003.

      On November 25, 2003, we filed a Form 8-K to furnish our press release announcing the acquisition of four hotel properties owned by Noble Investment Group on November 24, 2003.

      On December 1, 2003, we filed a Form 8-K to furnish our press release announcing the acquisition of a $10 million mezzanine loan receivable on November 26, 2003.

      On December 30, 2003, we filed a Form 8-K to furnish our press release announcing the closing of a $36 million non-recourse loan on December 24, 2003.

      On January 14, 2004, we filed a Form 8-K/ A that included information reported under Items 2 and 7 related to our acquisition of four hotel properties owned by Noble Investment Group on November 24, 2003.

      On January 26, 2004, we filed a Form 8-K to furnish our press release announcing the acquisition of a $15 million subordinated first-mortgage loan receivable on January 23, 2004.

      On January 28, 2004, we filed a Form 8-K that included information reported under Items 2 and 7 related to our impending acquisition of a hotel property owned by JHM Ruby Lake Hotel, Ltd.

      On February 6, 2004, we filed a Form 8-K to furnish our press release announcing the completion of a $60 million credit facility on February 5, 2004.

      On February 20, 2004, we filed a Form 8-K that included information reported under Items 7 and 12 to furnish our preliminary earnings release for the quarter ended December 31, 2003.

      On February 26, 2004, we filed a Form 8-K that included information reported under Items 2 and 7 related to our impending acquisition of a hotel property owned by Huron Jacksonville Limited Partnership.

      On March 5, 2004, we filed a Form 8-K to furnish our press release announcing the acquisition of a $25 million mezzanine loan receivable on March 4, 2004.

      On March 15, 2004, we filed a Form 8-K to furnish our press release announcing the declaration of a dividend.

      On March 16, 2004, we filed a Form 8-K that included information reported under Items 2 and 7 related to our impending acquisition of a hotel property owned by Household OPEB I, Inc.

      On March 22, 2004, we filed a Form 8-K to furnish our press release announcing that we closed a $15 million mezzanine loan receivable on March 19, 2004.

      On March 24, 2004, we filed a Form 8-K that included information reported under Items 2 and 7 related to our impending acquisition of a hotel property owned by BPG Hotel Partners V, LLC.

      On March 24, 2004, we filed a Form 8-K to furnish our press release announcing the acquisition of a hotel property owned by JHM Ruby Lake Hotel, Ltd. on March 24, 2004.

      On March 24, 2004, we filed a Form 8-K to furnish our press release announcing the acquisition of a $6.6 million mezzanine loan receivable on March 24, 2004.

      On March 25, 2004, we filed a Form 8-K that included information reported under Items 7 and 12 to furnish our earnings release for the quarter ended December 31, 2003.

      Exhibits

Exhibit
Number		Description of Exhibit

3.1		Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)
3	.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed on July 31, 2003)
*3	.2.2	Amendment No. 1 to Amended and Restated Bylaws
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)
10	.1.1	Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 of Form 10-Q, filed on November 14, 2003)
10	.1.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated October 16, 2003 (incorporated by reference to Exhibit 10.3 of Form 10-Q, filed on November 14, 2003)
10	.1.3	Amended and Restated Exhibit A to Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated September 26, 2003 (incorporated by reference to Exhibit 10.2 of Form 10-Q, filed on November 14, 2003)
10.2		Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)
10.3		2003 Stock Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3 of Form S-11/A, filed on July 31, 2003)
10.4		Non-Compete Agreement between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form S-11/A, filed on July 31, 2003)
10	.5.1	Employment Agreement between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5 of Form S-11/A, filed on July 31, 2003)
10	.5.2	Employment Agreement between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.6 of Form S-11/A, filed on July 31, 2003)
10	.5.3	Employment Agreement between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.7 of Form S-11/A, filed on July 31, 2003)
10	.5.4	Employment Agreement between Ashford Hospitality Trust, Inc. and David Kimichik (incorporated by reference to Exhibit 10.8 of Form S-11/A, filed on July 31, 2003)
10	.5.6	Employment Agreement between Ashford Hospitality Trust, Inc. and Mark Nunneley (incorporated by reference to Exhibit 10.9 of Form S-11/A, filed on July 31, 2003)
10.6		Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)
10.7		Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)

Exhibit
Number		Description of Exhibit

10	.8.1	Omnibus Option Agreement between Ashford Hospitality Limited Partnership, Remington Suites Austin, L.P., Remington Suites Dallas, L.P., Remington Suites Dulles, L.P., Remington Suites Las Vegas, L.P., Chicago Illinois Hotel Limited Partnership and Remington Long Island Hotel, L.P., dated as of May 15, 2003 (incorporated by reference to Exhibit 10.12 of Form S-11, filed on May 15, 2003)
10	.8.2	Option Agreement between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.13 of Form S-11, filed on May 15, 2003)
10	.9.1	Asset Management and Consulting Agreement by and between Remington Hospitality, Inc. and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.14 of Form S-11/A, filed on July 2, 2003)
10	.9.2	Asset Management and Consulting Agreement by and between Remington Indianapolis Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.15 of Form S-11/A, filed on July 2, 2003)
10	.9.3	Asset Management and Consulting Agreement by and between Remington Milford Hotel Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.16 of Form S-11/A, filed on July 2, 2003)
10	.9.4	Asset Management and Consulting Agreement by and between Remington Suites Hotel Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.17 of Form S-11/A, filed on July 2, 2003)
10	.9.5	Asset Management and Consulting Agreement by and between Remington Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.18 of Form S-11/A, filed on July 2, 2003)
10	.9.6	Asset Management and Consulting Agreement by and between Remington Employers Management Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.19 of Form S-11/A, filed on July 2, 2003)
10	.9.7	Asset Management and Consulting Agreement by and between Remington Orlando Management Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.20 of Form S-11/A, filed on July 2, 2003)
10	.9.8	Asset Management and Consulting Agreement by and between Remington Ventura Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.21 of Form S-11/A, filed on July 2, 2003)
10	.10.1	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated October 7, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on November 14, 2003)
*10	.10.2	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated January 4, 2004
10.11		Guaranty by Ashford Financial Corporation in favor of Ashford Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.26 of Form S-11/A, filed on July 31, 2003)
10.12		Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)
10.13		Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)
*21	.1	List of Subsidiaries
*23	.1	Consent of Ernst & Young LLP
*31	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*31	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit
Number		Description of Exhibit

*31	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*32	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*32	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*32	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March      , 2004.

ASHFORD HOSPITALITY TRUST, INC.

By: /s/ MONTGOMERY J. BENNETT

Montgomery J. Bennett
Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARCHIE BENNETT, JR. Archie Bennett, Jr.	Chairman of the Board of Directors	March 26, 2004

/s/ MONTGOMERY J. BENNETT Montgomery J. Bennett	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 26, 2004

/s/ DAVID J. KIMICHIK David J. Kimichik	Chief Financial Officer (Principal Financial Officer)	March 26, 2004

/s/ MARK L. NUNNELEY Mark L. Nunneley	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2004

/s/ MARTIN L. EDELMAN Martin L. Edelman	Director	March 26, 2004

/s/ W. D. MINAMI W. D. Minami	Director	March 26, 2004

/s/ W. MICHAEL MURPHY W. Michael Murphy	Director	March 26, 2004

/s/ PHILIP S. PAYNE Philip S. Payne	Director	March 26, 2004

/s/ CHARLES P. TOPPINO Charles P. Toppino	Director	March 26, 2004

ASHFORD HOSPITALITY TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors	55
Consolidated and Combined Financial Statements:
Consolidated and Combined Balance Sheets for the Company as of December 31, 2003 and the Predecessor as of December 31, 2002	56
Consolidated and Combined Statements of Operations for the Company for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003, and the years ended December 31, 2002 and 2001	57
Consolidated and Combined Statement of Owners’ Equity for the Company for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2001 through August 28, 2003, and the years ended December 31, 2002 and 2001	58
Consolidated and Combined Statements of Cash Flows for the Company for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2001 through August 28, 2003, and the years ended December 31, 2002 and 2001	59
Notes to Consolidated and Combined Financial Statements	60
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003	77
All other financial statement schedules are not required under the related instructions, or have been omitted because they are not significant, or have been omitted because the required information has been disclosed in the consolidated and combined financial statements and related notes thereto.

Report of Independent Auditors

The Board of Directors and Stockholders

Ashford Hospitality Trust, Inc.

      We have audited the accompanying consolidated balance sheet of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2003 and the combined balance sheet of the Predecessor, as defined in Note 1, as of December 31, 2002, and the Company’s consolidated statements of operations, owners’ equity, and cash flows for the period from August 29, 2003 (inception) to December 31, 2003, and the Predecessor’s combined statements of operations, owner’s equity, and cash flows for the period from January 1, 2003 to August 28, 2003, and the years ended December 31, 2002 and 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and the combined financial position of the Predecessor at December 31, 2002, and the Company’s consolidated results of operations and cash flows for the period from August 29, 2003 (inception) to December 31, 2003, and the Predecessor’s combined results of operations and cash flows for the period from January 1, 2003 to August 28, 2003, and the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas

March 19, 2004

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED BALANCE SHEETS

	The Company	The Predecessor

	December 31,	December 31,
	2003	2002

ASSETS
Investment in hotel properties, net	$173,723,998	$85,246,801
Cash and cash equivalents	76,254,052	2,968,814
Restricted cash	1,373,591	3,353,554
Accounts receivable, net of allowance of $19,408 and $9,368, respectively	1,534,843	1,226,152
Inventories	262,619	210,620
Notes receivable	10,000,000	—
Deferred costs, net	2,386,937	1,278,832
Prepaid expenses	1,577,628	772,008
Other assets	550,636	44,572
Due from affiliates	218,113	315,093

Total assets	$267,882,417	$95,416,446

LIABILITIES AND OWNERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$50,201,779	$82,126,150
Capital leases payable	456,869	621,351
Accounts payable	2,127,611	1,053,632
Accrued payroll expense	1,035,985	366,974
Accrued vacation expense	288,634	202,967
Accrued sales and occupancy taxes	512,086	293,804
Accrued income taxes	142,178	—
Accrued real estate taxes	1,265,767	638,025
Accrued expenses	1,138,600	411,594
Accrued interest	189,344	301,388
Due to affiliates	584,643	89,607

Total liabilities	57,943,496	86,105,492
Minority interest	37,646,673	—
Commitments and contingencies (see Note 12)
OWNERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,730,047 shares issued and outstanding	257,300	—
Additional paid-in capital	179,226,668	—
Unearned compensation	(5,564,401)	—
Accumulated deficit	(1,627,319)	—
Owners’ equity	—	9,310,954

Total owners’ equity	172,292,248	9,310,954

Total liabilities and owners’ equity	$267,882,417	$95,416,446

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	The Company	The Predecessor
			The Predecessor	The Predecessor
	Period From	Period From
	August 29, 2003 to	January 1, 2003 to	Year Ended	Year Ended
	December 31,	August 28,	December 31,	December 31,
	2003	2003	2002	2001

REVENUE
Rooms	$14,994,567	$19,688,349	$28,529,640	$29,165,515
Food and beverage	2,529,109	3,629,807	5,698,029	5,691,902
Other	507,794	681,656	1,130,112	1,358,229

Total hotel revenue	18,031,470	23,999,812	35,357,781	36,215,646
Interest income from mezzanine loans	110,000	—	—	—
Asset management fees from related parties	137,319	—	—	—

Total Revenue	18,278,789	23,999,812	35,357,781	36,215,646
EXPENSES
Hotel operating expenses
Rooms	3,601,465	4,511,632	6,461,721	6,260,660
Food and beverage	1,901,778	2,801,002	4,183,371	4,477,315
Other direct	402,536	498,085	621,693	608,350
Indirect	6,136,070	8,687,362	12,370,304	12,373,861
Management fees, including related parties	651,480	718,408	1,059,867	1,463,900

Total hotel expenses	12,693,329	17,216,489	24,696,956	25,184,086
Property taxes, insurance, and other	1,257,968	1,600,082	2,437,482	2,197,404
Depreciation and amortization	2,016,899	2,915,777	4,833,551	4,446,486
Corporate general and administrative:
Stock-based compensation	864,452	—	—	—
Other corporate general and administrative	3,138,498	—	—	—

Total Operating Expenses	19,971,146	21,732,348	31,967,989	31,827,976

OPERATING INCOME (LOSS)	(1,692,357)	2,267,464	3,389,792	4,387,670

Interest income	266,333	22,800	53,485	226,531
Interest expense	(417,060)	(4,583,146)	(6,536,195)	(7,520,694)

Loss before minority interest and provision for income taxes	(1,843,084)	(2,292,882)	(3,092,918)	(2,906,493)

Provision for income taxes	(142,178)	—	—	—
Minority interest	357,943	—	—	—

NET LOSS	$(1,627,319)	$(2,292,882)	$(3,092,918)	$(2,906,493)

Basic and diluted loss per share	$(0.07)

Weighted average basic and diluted shares outstanding	24,627,298

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENT OF OWNERS’ EQUITY

Predecessor from January 1, 2001 through August 28, 2003, and
Company from August 29, 2003 (Inception) to December 31, 2003

	Common Stock

	Number of	$0.01 Par	Additional	Unearned	Accumulated
	Shares	Value	Paid-In Capital	Compensation	Deficit	Total

Balance at January 1, 2001	—	$—	$—	$—	$23,210,148	$23,210,148
Contributions	—	—	—	—	10,732,419	10,732,419
Distributions	—	—	—	—	(15,719,137)	(15,719,137)
Net Loss	—	—	—	—	(2,906,463)	(2,906,463)

Balance at December 31, 2001	—	—	—	—	15,316,967	15,316,967
Contributions	—	—	—	—	2,191,675	2,191,675
Distributions	—	—	—	—	(2,629,740)	(2,629,740)
Owner Redemption	—	—	—	—	(2,475,000)	(2,475,000)
Net Loss	—	—	—	—	(3,092,918)	(3,092,918)

Balance at December 31, 2002	—	—	—	—	9,310,984	9,310,984
Contributions	—	—	—	—	765,000	765,000
Distributions	—	—	—	—	(1,850,750)	(1,850,750)
Net Loss	—	—	—	—	(2,292,882)	(2,292,882)

Balance at August 28, 2003	—	$—	$—	$—	$5,932,352	$5,932,352

Formation Transactions on August 29, 2003:
Issuance of Shares in Connection with Initial Public Offering	22,500,000	$225,000	$202,171,981	$—	$—	$202,396,981
Underwriters’ Fees and Offering Expenses	—	—	(16,925,000)	—	—	(16,925,000)
Issuance of Restricted Shares to Employees & Directors	675,300	6,753	6,070,947	(6,077,700)	—	—
Issuance of Shares to Underwriters	65,024	650	(650)	—	—	—
Issuance of Shares Sold to CEO & Chairman	500,000	5,000	4,180,000	—	—	4,185,000
Contribution of Initial Properties	—	—	7,063,690	—	—	7,063,690
Issuance of Shares for Initial Properties	216,634	2,167	(2,167)	—	—	—
Over-allotment Option Exercised on September 26, 2003:
Issuance of Shares	1,734,072	17,340	15,589,307	—	—	15,606,647
Underwriters’ Fees	—	—	(1,092,465)	—	—	(1,092,465)
Issuance of Restricted Shares to Employees	39,017	390	350,763	(351,153)	—	—
Establish Minority Interest in Operating Partnership	—	—	(38,004,615)	—	—	(38,004,615)
Additional Offering Expenses	—	—	(175,123)	—	—	(175,123)
Amortization of Unearned Compensation	—	—	—	864,452	—	864,452
Net Loss	—	—	—	—	(1,627,319)	(1,627,319)

Balance at December 31, 2003	25,730,047	$257,300	$179,226,668	$(5,564,401)	$(1,627,319)	$172,292,248

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	The Company	The Predecessor
			The Predecessor	The Predecessor
	Period From	Period From
	August 29, 2003 to	January 1, 2003 to	Year Ended	Year Ended
	December 31,	August 28,	December 31,	December 31,
	2003	2003	2002	2001

Cash flows from operating activities:
Net loss	$(1,627,319)	$(2,292,882)	$(3,092,918)	$(2,906,493)
Adjustments to reconcile net loss to net cash flow provided by operations:
Depreciation and amortization	2,016,899	2,915,777	4,833,551	4,446,486
Amortization of deferred financing costs	42,837	357,857	820,966	1,204,896
Amortization of unearned compensation	864,452	—	—	—
Minority interest	(357,943)	—	—	—
Changes in assets and liabilities:
Accounts receivable and inventories	39,962	(117,443)	(382,040)	115,985
Prepaids, other assets, and due from affiliates	(1,641,777)	642,805	(742,621)	(177,179)
Restricted cash	92,806	2,113,441	(176,429)	(1,207,971)
Accounts payable, accrued expenses, and due to affiliates	2,828,881	(143,547)	(637,775)	(367,574)

Net cash flow provided by operating activities	2,258,798	3,476,008	622,734	1,108,150
Cash flows from investing activities:
Acquisitions of mezzanine loans	(10,000,000)	—	—	—
Acquisitions of hotel properties	(78,587,180)	—	—	—
Improvements and additions to hotel properties, net	(411,148)	(190,602)	(1,079,824)	(24,899,286)

Net cash flow used in investing activities	(88,998,328)	(190,602)	(1,079,824)	(24,899,286)
Cash flows from financing activities:
Distributions paid to owners	—	(1,850,750)	(5,104,740)	(15,719,137)
Contributions received from owners	—	765,000	2,191,675	10,732,419
Payments on mortgage notes payable and capital leases	(62,843,451)	(189,041)	(15,695,113)	(25,379,413)
Borrowings on mortgage notes payable	27,800,000	—	17,754,012	56,595,272
Payment of deferred financing costs	(1,016,365)	—	(872,291)	(1,307,908)
Proceeds received from initial public offering	202,396,981	—	—	—
Proceeds from sale of stock to CEO & Chairman	4,185,000	—	—	—
Cash paid upon the Company’s formation	(4,942,642)	—	—	—
Proceeds received from over-allotment option	15,606,647	—	—	—
Payment of offering costs	(18,192,588)	—	—	—

Net cash flow provided by (used in) financing activities	$162,993,582	$(1,274,791)	$(1,726,457)	$24,921,233

Net change in cash and cash equivalents	$76,254,052	$2,010,615	$(2,183,547)	$1,130,097

Cash and cash equivalents, beginning balance	$—	$2,968,814	$5,152,361	$4,022,264

Cash and cash equivalents, ending balance	$76,254,052	$4,979,429	$2,968,814	$5,152,361

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002, and 2001

1.	Organization and Description of Business

      Ashford Hospitality Trust, Inc. and subsidiaries (the “Company”) is a self-advised real estate investment trust (“REIT”), which commenced operations on August 29, 2003 (“inception”) when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including the acquisition of six hotels (“initial properties”) and eight asset management and consulting contracts, all previously owned by affiliates of Remington Hotel Corporation (the “Predecessor”).

      For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Company’s operating partnership, which is owned 81.97% by the Company and 18.03% by Company executives and certain employees of the Company and its affiliates, leases its hotels to Ashford TRS Corporation (“Ashford TRS”), which is a wholly-owned subsidiary of the operating partnership. Ashford TRS then engages hotel management companies to operate the hotels under management contracts. Ashford TRS will be treated as a taxable REIT subsidiary for federal income tax purposes. Therefore, the Company’s operating partnership and principal source of funds will be dependent on Ashford TRS’s ability to generate cash flow from the operation of the hotels.

      The IPO consisted of the sale of 22,500,000 shares of common stock (“initial shares”), which included 22,336,478 shares sold to the public at a price of $9 per share and 163,522 shares sold to affiliates at a price of $8.37 per share. The IPO generated gross proceeds of approximately $202.4 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $185.3 million. In addition to the initial shares, 500,000 shares of common stock were sold to Messrs. Archie and Montgomery Bennett, the Company’s Chairman and the Company’s Chief Executive Officer and Director, respectively, 216,634 shares of common stock were conveyed to a limited partnership owned by Messrs. Archie and Montgomery Bennett, 25,000 shares of restricted stock were issued to Company directors, 65,024 shares of common stock were issued to the underwriters, and 650,300 shares of restricted stock were issued to Company executives and certain employees of the Company and its affiliates. In total, 23,956,958 shares of common stock were issued in connection with the Company’s formation. In addition, 5,657,917 units of limited partnership interest, valued at $9 per unit, were issued to Company executives and certain employees of the Company and its affiliates.

      Concurrent with the Company’s formation, the Company utilized its net proceeds of $185.3 million to repay $65.7 million of mortgage indebtedness secured by the initial properties and paid an additional $3.0 million in cash related to the acquisition of one of the initial properties. Hence, the Company had approximately $116.6 million in available cash immediately following its formation.

      On September 26, 2003, the Company issued an additional 1,734,072 shares of common stock at a price of $9 per share as a result of the exercise of the underwriters’ over-allotment option. This generated additional gross proceeds of approximately $15.6 million, or net proceeds of approximately $14.5 million after considering the underwriters’ fees of approximately $1.1 million. Concurrent with this, the Company issued an additional 39,017 shares of restricted stock to its executives and certain employees of the Company and its affiliates.

2.	Basis of Presentation

      These consolidated financial statements presented herein include all of the accounts of the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this report includes the combined financial statements of the Predecessor. Certain previously reported amounts have been reclassified to conform to the current presentation.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

3.	Significant Accounting Policies Summary

      Principles of Consolidation — The accompanying consolidated and combined financial statements, which reflect the total activity of the Company or its Predecessor, are presented on a combined basis as a result of common ownership and control. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

      Revenue Recognition — Revenues include room, food, beverage, and other hotel revenues such as long-distance telephone service, laundry, and space rentals. Asset management fees relate to asset management service performed on behalf of an affiliate, including risk management and insurance procurement, assistance with taxes, negotiating franchise agreements and equipment leases, monitoring compliance with loan covenants, preparation of capital and operating budgets, and property litigation management. Revenues are recognized as the related services are delivered.

      Use of Estimates — The preparation of these consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Investment in Hotel Properties — The initial six hotel properties are stated at the Predecessor’s historical cost, net of any impairment charges, plus an approximate $8.1 million minority interest partial step-up recorded upon formation of the Company on August 29, 2003, related to the acquisition of minority interest from unaffiliated parties related to four of the initial properties. Hotel properties acquired subsequent to the Company’s formation are stated at cost. Improvements and additions which extend the life of the property are capitalized.

      Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. To date, no such impairment charges have been recognized. If an asset were deemed to be impaired, the Company would record an impairment charge for the amount the property’s net book value exceeds its fair value.

      Depreciation and Amortization Expense — Depreciation expense is based on the estimated useful life of the Company’s assets, while amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the potential sale of any of the Company’s hotels.

      Cash and Cash Equivalents — Cash and cash equivalents represent cash on hand and in banks plus short-term investments with a maturity of three months or less when purchased.

      Restricted Cash — Restricted cash consists of cash held in escrow reserves required by lenders that relate to the payment of capital expenditures, insurance, and real estate taxes.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      Accounts Receivable — Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. The Company generally does not require collateral. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

      Inventories — Inventories consist primarily of food, beverages, and gift store merchandise, and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

      Notes Receivable — The Company provides mezzanine financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or fair value of collateral. A reserve for loan losses is recorded through a charge to income for any shortfall.

      Deferred Costs, Net — Deferred loan costs are recorded at cost and amortized using the straight-line method over the terms of the related mortgage notes payable, which approximates the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements.

      Due to/from Affiliates — Due to/from affiliates represents current receivables and payables resulting from transactions related to hotel management and project management with affiliated entities. Due from affiliates results primarily from advances of management fees. Due to affiliates results primarily from accrual of hotel management and project management fees. Both due to and due from affiliates are generally settled within a period not to exceed one year.

      Advertising Costs — Advertising costs are expensed as incurred. For the period from inception to December 31, 2003, the Company incurred advertising costs of approximately $30,000. For the period from January 1, 2003 to August 28, 2003, and for the years ended December 31, 2002 and 2001, the Predecessor incurred advertising costs of approximately $48,000, $143,000, and $99,000, respectively. Advertising costs are included in indirect expenses in the accompanying combined statements of operations.

      Indirect Expenses — Indirect expenses include hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance expenses, franchise fees, and utility costs.

      Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

      Earnings (Loss) Per Share — Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings (loss) per share. At December 31, 2003, none of the aforementioned 714,317 restricted shares of common stock are vested and, therefore, not considered outstanding for basic earnings (loss) per share. Since the Company reported a net loss for the period from inception through December 31, 2003, the effects of the 714,317 restricted shares of common stock and the aforementioned 5,657,917 units of limited partnership interest are anti-dilutive for that period. Therefore, basic and dilutive earnings (loss) per share are the same for the period from inception through December 31, 2003.

      Stock-Based Compensation — The Company accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

to Employees.” In connection with the Company’s formation, the Company established an Employee Stock Plan (the “Stock Plan”). Upon consummation of the IPO and subsequent exercise of the underwriters’ over-allotment, the Company issued a total of 714,317 shares of unvested restricted stock under the Stock Plan to its executives, directors, and certain employees of the Company and its affiliates. Of the 714,317 shares issued, 689,317 vest over three years and 25,000 vest over six months. Such shares are charged to compensation expense on a straight-line basis based on the IPO price of $9 per share. For the period from inception through December 31, 2003, the Company recognized compensation expense of approximately $864,000 related to these restricted shares. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. At December 31, 2003, no performance-based stock awards have been issued other than the restricted stock discussed above. At December 31, 2003, the Company had approximately 817,000 remaining shares available for future issuance under the Stock Plan.

      Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. The Predecessor only operated within the direct hotel investments segment.

      Recent Accounting Pronouncements —

SFAS No. 146 — In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of SFAS No. 146 in the first quarter of 2003 did not have any immediate effect on the Company’s results of operations, financial position, or cash flows.

FIN No. 45 — In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 requires that a guarantor recognize a liability for certain guarantees and enhance disclosures for such guarantees. The recognition provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

FIN No. 46 — In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (“FIN No. 46”). FIN No. 46 requires existing unconsolidated variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements for periods ending after March 15, 2004, related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On November 26, 2003, the Company acquired a $10.0 million mezzanine loan receivable secured by a hotel property in New York, New York, which is subordinate to a primary loan related to this hotel. The mezzanine loan is considered to be a variable interest in the entity that owns the hotel, which is a variable interest entity. However, the Company is not considered to be the primary beneficiary. Therefore, the Company will not consolidate the hotel for which it has provided financing. Hence, the adoption of FIN No. 46 did not have

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

a material impact on the Company’s results of operations, financial position, or cash flows. However, interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46 criteria and such entities will be consolidated, if required.

SFAS No. 149 — In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

SFAS No. 150 — In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, in November 2003, the Financial Accounting Standards Board elected to indefinitely defer implementation of certain standards of SFAS No. 150 relating to limited-life subsidiaries. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s results of operations, financial position, or cash flows.

4.	Concentrations of Risk

      All of the Company’s investments are concentrated in the hotel industry. The Company’s current investment strategy is to acquire or develop mid to upscale hotels, acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. At present, all of the Company’s owned hotels or hotels securing the Company’s loans receivable are domestically located. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on the Company’s operating and investment revenues and cash available for distribution to stockholders.

      In addition, the Company expects to originate or acquire additional mezzanine loans receivable. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. The Company may not recover some or all of its investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

5.	Investment in Hotel Properties

      Investment in hotel properties consists of the following as of December 31, 2003 and 2002:

	December 31,

	2003	2002

	(Company)	(Predecessor)
Land	$28,652,386	$15,509,355
Buildings and improvements	143,811,837	70,228,361
Furniture, fixtures, and equipment	22,002,543	15,399,422

Total cost	194,466,766	101,137,138
Accumulated depreciation	(20,742,768)	(15,890,337)

Investment in hotel properties, net	$173,723,998	$85,246,801

      In connection with the Company’s formation, the Company recorded a minority interest partial step-up of approximately $8.1 million to the historical net carrying values of four of its hotel properties as a result of the Company acquiring minority interest from unaffiliated parties. For the period from inception to December 31, 2003, the Company recognized depreciation expense of approximately $2.0 million. For the period from January 1, 2003 to August 28, 2003, and for the years ended December 31, 2002 and 2001, the Predecessor recognized depreciation expense of approximately $2.9 million, $4.7 million, and $4.3 million, respectively.

6.	Notes Receivable

      On November 26, 2003, the Company acquired a $10 million mezzanine loan receivable secured by a hotel property in New York, New York. The mezzanine loan bears interest at LIBOR plus 9% with a 2% LIBOR floor, matures in August 2006, and provides for two one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive interest-only payments through August 2004, with principal and interest paid thereafter through maturity based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through August 13, 2004, require decreasing prepayment premiums through February 13, 2006, and require no prepayment premiums thereafter.

      For the period from inception to December 31, 2003, the Company recognized interest income related to this loan of approximately $110,000.

7.	Deferred Costs

      Deferred costs consist of the following as of December 31, 2003 and 2002:

	December 31,

	2003	2002

	(Company)	(Predecessor)
Deferred loan costs	$1,429,634	$1,691,262
Deferred franchise fees	1,205,000	510,000

Total cost	2,634,634	2,201,262
Accumulated amortization	(247,697)	(922,430)

Deferred costs, net	$2,386,937	$1,278,832

      In connection with the Company’s formation, the Company wrote-down net deferred loan costs by approximately $170,000 due to the payoff of the related mortgage notes.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

8.	Mortgage Notes Payable

      Mortgage notes payable consists of the following as of December 31, 2003 and 2002:

	December 31,

	2003	2002

	(Company)	(Predecessor)
Mortgage note payable secured by three hotel properties, matures March 1, 2004, at an interest rate of 8.4%, with interest-only payments due monthly, and a 1% exit fee	$—	$39,000,000
Mortgage note payable secured by one hotel property, matures November 30, 2003, at an interest rate of LIBOR plus 3.5%, with interest-only payments due monthly	—	9,274,995
Mortgage note payable secured by one hotel property, matures December 31, 2006, at an interest rate of the greater of LIBOR plus 3.5% or 5.5%, with interest-only payments due monthly plus principal payments of $20,000 due monthly beginning January 1, 2005, with a 1% mandatory exit fee and a 0.5% one-year extension fee	16,000,000	16,000,000
Mortgage note payable secured by one hotel property, matures January 31, 2004, at an interest rate of LIBOR plus 3.5%, with interest-only payments due monthly plus principal payments of $15,000 due monthly beginning February 1, 2003	—	17,851,155
Mortgage note payable secured by five hotel properties, matures December 31, 2007, at an interest rate of LIBOR plus 3.25% with a 4.75% total floor, with interest-only payments due monthly plus principal payments of $57,000 due monthly beginning January 1, 2006, with a $180,000 mandatory exit fee and a 0.5% one-year extension fee	27,800,000	—
Mortgage note payable secured by one hotel property, matures January 1, 2006, at an interest rate of 7.08%, with principal and interest payments due monthly and a 1% mandatory exit fee	6,401,779	—

Total	$50,201,779	$82,126,150

      At December 31, 2003 and 2002, LIBOR was 1.12% and 1.38%, respectively.

      In connection with the Company’s formation, the Company used a portion of the proceeds from its IPO to repay approximately $65.7 million of mortgage indebtedness secured by the initial properties.

      In general, the Company’s mortgage notes payable agreements require exit fees based on the principal outstanding at the time the mortgage is repaid. In addition, the Company’s $6.4 million mortgage notes payable agreement requires decreasing prepayment penalties through maturity.

      On November 24, 2003, the Company acquired four hotel properties from Noble Investment Group for approximately $33.9 million, which included approximately $27.5 million in cash and approximately $6.4 million in assumed mortgage debt. The mortgage debt is secured by one hotel property, bears interest at 7.08%, matures January 1, 2006, and requires monthly payments of both principal and interest.

      On December 24, 2003, the Company closed on a $36 million non-recourse loan secured by the five hotel properties it acquired from FelCor Lodging Limited Partnership (“FelCor”) on October 8, 2003, of which approximately $27.8 million was outstanding as of December 31, 2003. The loan includes a holdback provision for $8.2 million earmarked for targeted capital expenditures related to these properties, bears interest at a rate

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

of LIBOR plus 3.25% with a 4.75% total floor, matures December 31, 2007, requires interest-only payments for the first two years, and contains a one-year extension option upon maturity.

      Maturities of mortgage notes payable as of December 31, 2003 are as follows:

2004	$96,335
2005	352,452
2006	22,636,992
2007	27,116,000

Total	$50,201,779

      The carrying values of assets collateralizing mortgage notes payable as of December 31, 2003 and 2002 are as follows:

		December 31,

Hotel Property	Location	2003	2002

		(Company)	(Predecessor)
Embassy Suites	Austin, TX	—	$10,062,707	(a)
Embassy Suites	Dallas, TX	—	9,743,718	(a)
Embassy Suites	Herndon, VA	—	10,691,555	(a)
Embassy Suites	Las Vegas, NV	$20,923,229	19,561,884	(b)
Radisson Hotel	Covington, KY	—	11,723,790	(c)
Radisson Hotel	Holtsville, NY	—	23,463,147	(d)
Embassy Suites	Phoenix, AZ	14,901,437	—	(e)
Embassy Suites	Syracuse, NY	13,671,727	—	(e)
Embassy Suites	Flagstaff, AZ	6,080,686	—	(e)
Doubletree Guest Suites	Columbus, OH	9,536,429	—	(e)
Doubletree Guest Suites	Dayton, OH	5,776,567	—	(e)
Hilton Garden Inn	Jacksonville, FL	11,630,909	—	(f)

Total		$82,520,984	$85,246,801

(a)	Represents collateral for the $39.0 million mortgage note payable outstanding at December 31, 2002.

(b)	Represents collateral for the $16.0 million mortgage note payable outstanding at December 31, 2003 and 2002.

(c)	Represents collateral for the $9.3 million mortgage note payable outstanding at December 31, 2002.

(d)	Represents collateral for the $17.9 million mortgage note payable outstanding at December 31, 2002.

(e)	Represents collateral for the $27.8 million mortgage note payable outstanding at December 31, 2003.

(f)	Represents collateral for the $6.4 million mortgage note payable outstanding at December 31, 2003.

      If the Company violates covenants in any debt agreements, the Company could be required to repay all or a portion of its indebtedness before maturity at a time when the Company might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the Company being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under the Company’s current or future debt obligations could impair the Company’s planned business strategies by limiting the Company’s ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, the Company’s existing financial

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

debt covenants primarily relate to maintaining a minimum debt coverage ratio at a certain property, maintaining an overall minimum net worth, and maintaining an overall minimum total assets.

      As of December 31, 2002, the Predecessor was party to two interest rate swap agreements with notional principal amounts of approximately $9.3 million and $18 million and maximum interest rates of 8.75% and 7.5%, respectively. The Predecessor’s participation in these transactions was for hedging purposes, and the fair value of these derivatives at December 31, 2002 was immaterial. In connection with the Company’s formation and payoff of the related indebtedness, these agreements were terminated.

9.	Income Taxes

      The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes at least 90% of the Company’s taxable income to the Company’s stockholders. As the Company had a consolidated taxable loss for the period from inception to December 31, 2003, no distributions were made. The Company currently intends to adhere to these requirements and maintain the Company’s REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on the Company’s income as well as to federal income and excise taxes on the Company’s undistributed taxable income.

      For the period from inception to December 31, 2003, the Company’s taxable REIT subsidiary recognized net income of approximately $400,000 and a provision for income taxes of approximately $142,000. The taxable REIT subsidiary does not have any significant permanent book to tax differences. Accordingly, the Company’s effective tax rate approximates it statutory federal tax rate plus an approximate 5% state rate.

      At December 31, 2003, the Company’s deferred tax asset and related valuation allowance consisted of the following:

Allowance for doubtful accounts	$8,749
Accrued expenses	90,583

Gross deferred tax asset	99,332
Valuation allowance	(99,332)

Net deferred tax asset	$—

      The Company has fully reserved its net deferred tax asset due to the limited operational history of the Company.

10.	Minority Interest

      Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on August 29, 2003, and subsequent exercise of the underwriters’ over-allotment option on September 26, 2003, the Company issued 5,657,917 units of limited partnership interest to affiliates, representing an 18.03% minority interest ownership. Beginning August 29, 2004, each unit of limited partnership interest may be redeemed for a) one share of the Company’s common stock, at the option of the holder, or b) cash, at the option of the Company.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions

      Under previous agreements with affiliates owned by the Company’s Chairman and the Company’s Chief Executive Officer and Director, the Predecessor was obligated to pay such affiliates management fees of 3%-4.5% of gross revenues, as defined by the agreements, and to reimburse such affiliates for certain accounting and administrative expenses. Under related management agreements, the Predecessor was obligated to pay a fee equal to 8% of all invoiced third-party costs of the expenditures necessary for the replacement of furniture, fixtures, and equipment, and for building repairs.

      Upon formation of the Company on August 29, 2003, the Company is now obligated to pay such affiliates a) monthly management fees equal to the greater of $10,000, adjusted annually, or 3% of gross revenues as well as an annual incentive management fee, if certain operational criteria are met, b) a market service fee of up to 15% of the approved capital improvements, including a project management fee of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors.

      Under these agreements, the Company or its Predecessor paid the following amounts during the years ended December 31, 2003, 2002, and 2001:

	The Company	The Predecessor
			The Predecessor	The Predecessor
	Period From	Period From
	August 29, 2003 to	January 1, 2003 to	Year Ended	Year Ended
	December 31,	August 27,	December 31,	December 31,
	2003	2003	2002	2001

Management fees	$651,480	$718,408	$1,059,867	$1,463,900
Project management fees	—	55,266	122,734	257,593
Special Limited Partner fees	—	506,307	658,925	594,770
Other reimbursements	217,298	356,612	491,032	704,558

Total	$868,778	$1,636,593	$2,332,558	$3,020,821

      Upon formation of the Company on August 29, 2003 and related redemption of the Company’s interest in its Special Limited Partner, the Special Limited Partner fee ceased to exist.

      The management agreement with an affiliate includes an exclusivity clause that requires the Company to engage the affiliate, unless our independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage the affiliate because they have determined that special circumstances exist or that, based on the affiliate’s prior performance, another manager or developer could perform the duties materially better.

      In addition to the above, these affiliates also pay for certain corporate general and administrative expenses, including rent, payroll, office supplies, and travel, on behalf of the Company. Such charges are allocated to the Company based on various methodologies, including headcount, office space, usage, and actual amounts incurred. From inception through December 31, 2003, such costs were approximately $833,000, which are reimbursed by the Company monthly. During that same period, these affiliates also paid approximately $55,000 in fees associated with the Company’s initial public offering and $500,000 related to an earnest money deposit on an acquisition, which were reimbursed by the Company prior to December 31, 2003.

      In addition, the Company agreed to indemnify certain affiliates, including the Company’s Chief Executive Officer and Director, the Company’s Chairman, and certain other affiliates, who contributed properties in connection with the Company’s initial public offering in exchange for operating partnership units against the income tax they may incur if the Company disposes of one of these properties.

      On October 16, 2003, the Company exercised its option to reassign its rights under its eight asset management and consulting contracts back to one of these affiliates until January 1, 2004 in order to meet

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

REIT eligible-income thresholds in 2003. As a result, the Company forewent related asset management fee income over this period of approximately $250,000. However, the related guarantee of payment associated with these fees, which are $1.2 million annually for five years, will be extended for a like period.

12.	Commitments and Contingencies

      Restricted Cash — Under the existing mortgage loan agreement, the Company is obligated to escrow payments for insurance and real estate taxes. In addition, for certain properties with debt the Company is obligated to escrow 4% of gross revenue for capital improvements.

      Franchise Fees — Under the existing franchise agreements, the Company is obligated to pay the franchisors royalty fees between 2.5% and 5% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. For the period from inception to December 31, 2003, the Company incurred franchise fees of approximately $1.3 million. For the period from January 1, 2003 to August 28, 2003, and for the years ended December 31, 2002 and 2001, the Predecessor incurred franchise fees of approximately $1.6 million, $2.2 million, and $2.1 million, respectively. Franchise fees are included in indirect operating expenses in the accompanying consolidated and combined statements of operations.

      These franchise agreements expire beginning in 2017 through 2023. When the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.

      Management Fees — Under the existing management agreements, the Company is obligated to pay a) monthly management fees equal to the greater of $10,000, adjusted annually, or 3% of gross revenues as well as an annual incentive management fee, if applicable, b) a market service fee of up to 15% of the approved capital improvements, including a project management fee of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire beginning in 2006 through 2013, with renewal options on those related to affiliates of up to twenty-five additional years. In addition, if the Company terminates a management agreement on one of the initial properties prior to its expiration, due to sale of the property, the Company may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement on one of the hotels acquired after the formation transaction, or on one of the initial hotels for reasons other that sale of the property, the Company may be required to pay estimated management fees ranging from one to six years from the termination date.

      Leases — The Company has entered into noncancelable operating leases related to certain equipment, land, and facilities, which expire between 2004 and 2007, including a land lease and an air lease, each related to one hotel property. The air lease is subject to base rent plus contingent rent based on the related property’s net operating income. For the period from inception to December 31, 2003, the Company recognized total rent expense of approximately $164,000. For the period from January 1, 2003 to August 28, 2003, and for the years ended December 31, 2002 and 2001, the Predecessor recognized total rent expense of approximately $150,000, $203,000, and $251,000, respectively. The Company also owns equipment acquired under capital leases, which are included in Investment in Hotel Properties, expire between 2004 and 2006, and have interest rates ranging between 10% and 11.5%.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, future minimum annual commitments for noncancelable lease agreements are as follows:

	Operating	Capital
	Leases	Leases

2004	$545,713	$173,677
2005	508,403	165,886
2006	448,450	153,481
2007	425,710	38,756
2008	425,710	—
Thereafter	13,889,712	—

Total future minimum lease payments	$16,243,698	$531,800

Less amounts representing interest		74,931

Present value of future minimum lease payments		$456,869

      As of December 31, 2003 and 2002, assets acquired under capital leases consist of the following:

	December 31,

	2003	2002

	(Company)	(Predecessor)
Assets under capital leases	$832,839	$832,839
Accumulated depreciation	(299,278)	(170,595)

Assets under capital leases, net	$533,561	$662,244

      In addition, at December 31, 2003, the Company had capital commitments of approximately $355,000, related to general capital improvements.

      Employment Agreements — The Company has entered into employment agreements with certain executive officers, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the Company’s Board of Directors. The agreements have varying terms expiring between December 31, 2006 and December 31, 2007, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.

      Employee Incentive Plan — Effective December 2003, the Company created an Employee Savings and Incentive Plan (“ESIP”), a nonqualified compensation plan that covers all employees who work at least 25 hours per week. The ESIP allows employees to contribute up to 100% of their compensation to various investment funds. The Company matches 25% of the first 10% each employee contributes. Employee contributions vest immediately, whereas Company contributions vest 25% annually. As of December 31, 2003, the Company’s matching fund had investment assets and a related liability to participating employees of approximately $3,000. During 2003, the Company incurred nominal administrative fees associated with maintaining the plan.

      Litigation — The Company is currently subject to litigation arising in the normal course of its business. In the opinion of management, none of these lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company’s business, results of operations, or financial condition. In addition, management believes the Company has adequate insurance in place to cover such litigation.

      Taxes — Under the tax indemnification agreements, the Company has agreed for a period of 10 years to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness in the amount of at least

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

$16.0 million, which will allow the contributors to defer recognition of gain in connection with the contribution of the Las Vegas hotel property as part of the Company’s formation.

13.	Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, restricted cash, accounts receivable, amounts due from or to affiliates, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these financial instruments.

      The carrying values of notes receivable, mortgage notes payable, and capital leases payable approximates their fair values because the interest rates on these on these financial instruments are variable or approximate current interest rates charged on similar financial instruments.

      Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

14.	Supplemental Cash Flow Information

      For the period from inception to December 31, 2003, interest paid by the Company was approximately $568,000. For the period from January 1, 2003 to August 28, 2003, and for the years ended December 31, 2002 and 2001, interest paid by the Predecessor was approximately $4.1 million, $5.7 million, and $5.2 million, respectively.

      In connection with the Company’s formation on August 29, 2003 and subsequent exercise of the underwriters’ over-allotment, the Company recorded non-cash transactions as follows: a) contribution of initial properties with an historical net book value of approximately $82.6 million, b) an approximate $8.1 million minority interest partial step-up to the historical net carrying values of its hotel properties resulting from the acquisition of unaffiliated minority interest partners, c) an approximate $3.3 million forgiveness of debt, d) an approximate $16.0 million assumption of debt from the Predecessor, e) an approximate $170,000 write-off of deferred loan costs associated with the repaid mortgage loans, and f) the issuance of 714,317 shares of restricted stock to Company executives, employees, affiliates, and directors. See Note 1 for a description of operating partnership units and company shares issued in connection with the Company’s formation.

      In connection with the Company’s acquisition of four hotel properties from Noble Investment Group (“Noble”) on November 24, 2003, the Company recorded a non-cash assumption of approximately $6.4 million in mortgage debt. See Note 16 for a description of other assets and liabilities acquired with the acquisition of hotels from Noble and FelCor.

15.	Segments Reporting

      The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. The Predecessor only operated within the direct hotel investments segment.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

      The Company does not allocate certain corporate-level accounts to its operating segments, including corporate general and administrative expenses, interest income, interest expense, provision for income taxes, and minority interest. As of and for the year ended December 31, 2003, financial information related to our reportable segments was as follows:

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$42,168,601	$110,000	$—	$42,278,601
Operating expenses	32,767,868	—	—	32,767,868
Depreciation and amortization	4,932,676	—	—	4,932,676
Corporate general and administrative	—	—	4,002,950	4,002,950

Operating income (loss)	4,468,057	110,000	(4,002,950)	575,107
Interest income	—	—	289,133	289,133
Interest expense	—	—	(5,000,206)	(5,000,206)

Income (loss) before minority interest and provision for income taxes	4,468,057	110,000	(8,714,023)	(4,135,966)
Provision for income taxes	—	—	(142,178)	(142,178)
Minority interest	—	—	357,943	357,943

Net income (loss)	$4,468,057	$110,000	$(8,498,258)	$(3,920,201)

      Aside from the Company’s $10 million mezzanine note receivable, all assets of the Company primarily relate to the direct hotel investments segment. In addition, all capital expenditures incurred by the Company relate to the direct hotel investments segment.

16.	Business Combinations

      On October 8, 2003, the Company acquired five hotel properties from FelCor Lodging Limited Partnership (“FelCor”) for approximately $50.0 million in cash. The accompanying consolidated financial statements include the results of FelCor since the date of acquisition. The purchase price was the result of an arms’ length negotiation. The Company used a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties.

      On November 24, 2003, the Company acquired four hotel properties from Noble Investment Group (“Noble”) for approximately $33.9 million, which included approximately $27.5 million in cash and approximately $6.4 million in assumed mortgage debt. The accompanying consolidated financial statements include the results of Noble since the date of acquisition. The purchase price was the result of an arms’ length negotiation. The Company used a portion of the proceeds from its IPO as the source for funds for the acquisition of these properties.

      In connection with these acquisitions, the Company did not assign any value to goodwill or other intangible assets. In addition, the related purchase price allocations are preliminary subject to further internal

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

review and third-party appraisals. A condensed balance sheet showing the amounts assigned to each major asset or liability caption related to these acquisitions follows:

	FelCor	Noble	Total

Investment in hotel properties	$50,428,838	$34,195,857	$84,624,695
Cash and cash equivalents	36,755	—	36,755
Restricted cash	—	226,284	226,284
Other assets	933,895	302,464	1,236,359

Total assets acquired	$51,399,488	$34,724,605	$86,124,093

Mortgage notes payable	$—	$6,418,634	$6,418,634
Other liabilities	1,070,266	11,258	1,081,524

Total liabilities assumed	1,070,266	6,429,892	7,500,158
Cash paid, including closing costs	50,329,222	28,294,713	78,623,935

Total cash paid and liabilities assumed	$51,399,488	$34,724,605	$86,124,093

      The following unaudited pro forma statements of operations for the years ended December 31, 2003 and 2002 are based on the historical consolidated financial statements of the Company and/or its Predecessor and adjusted to give effect to a) the completion of the Company’s formation transactions and its initial public offering on August 29, 2003, b) the acquisition of five hotel properties from FelCor on October 8, 2003, and c) the acquisition of four hotel properties from Noble on November 24, 2003, as if these transactions occurred at the beginning of the periods presented.

	Company &
	Predecessor	Predecessor

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(Unaudited)	(Unaudited)
Total revenues	$70,930,139	$70,435,427
Operating expenses	71,567,155	70,875,688

Operating loss	(637,016)	(440,261)
Interest income	289,133	53,485
Interest expense	(2,228,332)	(2,206,551)

Loss before minority interest and provision for income taxes	(2,576,215)	(2,593,327)
Provision for income taxes	(142,178)	—
Minority interest	490,126	467,576

Net loss	$(2,228,267)	$(2,125,751)

Basic and diluted loss per share	$(0.09)	$(0.08)

Weighted average basic and diluted shares outstanding	25,270,502	25,270,502

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

17.	Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for the Company and/or its Predecessor for the years ended December 31, 2003 and 2002 is below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Total revenue
2003	$8,532,756	$9,325,645	$9,550,555	$14,869,645	$42,278,601

2002	$8,548,192	$9,621,377	$8,886,514	$8,301,698	$35,357,781

Total operating expenses
2003	$7,854,209	$8,401,970	$9,264,492	$16,182,823	$41,703,494

2002	$7,547,445	$7,756,995	$8,566,950	$8,096,599	$31,967,989

Operating income (loss)
2003	$678,547	$923,675	$286,063	$(1,313,178)	$575,107

2002	$1,000,747	$1,864,382	$319,564	$205,099	$3,389,792

Net income (loss)
2003	$(816,253)	$(580,542)	$(1,194,245)	$(1,329,161)	$(3,920,201)

2002	$(516,359)	$331,882	$(1,281,735)	$(1,626,706)	$(3,092,918)

Net income (loss) per share — basic and diluted:
For the period from inception through September 30, 2003				$(0.01)

For the quarter ended December 31, 2003				$(0.05)

18.	Subsequent Events (unaudited)

      On January 23, 2004, the Company acquired a $15 million subordinated first-mortgage loan receivable related to a hotel property in Denver, Colorado. The loan bears interest at LIBOR plus 9%, matures in January 2006, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive interest-only payments through maturity, with principal and interest paid through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through November 30, 2004, require decreasing prepayment premiums through August 31, 2005, and require no prepayment premiums thereafter. The Company used a portion of the proceeds from its IPO as the source for funds for this acquisition.

      On February 5, 2004, the Company completed a $60 million secured credit facility, at an interest rate of LIBOR plus 3.25%, of which approximately $49.8 million of the proceeds were funded March 24, 2004, with the remainder to be funded shortly thereafter. The credit facility matures in three years, is collateralized by eight hotel properties, is subject to certain financial covenants, requires a commitment fee of 0.45% to 0.55% on the unused portion of the line, which is payable quarterly, and allows for an increase to $75 million subject to certain conditions.

      On March 4, 2004, the Company acquired a $25 million mezzanine loan receivable secured by 17 hotel properties. The mezzanine loan bears interest at LIBOR plus 8.7% with a 2.5% LIBOR floor, matures in July 2005, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive principal and interest payments through the extension periods based

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through maturity subject to certain provisions. The Company used a portion of the proceeds from its IPO as the source for funds for this acquisition.

      On March 15, 2004, the Company declared a cash dividend of approximately $0.06 per fully-diluted share, for shareholders of record on March 31, 2004, to be paid on April 15, 2004.

      On March 15, 2004, the Company issued a total of 70,400 shares of restricted stock to its executives and certain employees. These shares will vest over three years and will be charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.41 per share.

      On March 19, 2004, the Company originated a $15 million mezzanine loan receivable related to a hotel property in Boston, Massachusetts. The mezzanine loan bears interest at LIBOR plus 10.25% with a 1.75% LIBOR floor and a 5% LIBOR cap, matures in March 2007, and provides for two one-year extension options subject to certain conditions. In accordance with the loan agreement, the Company will receive interest-only payments through maturity. Prepayments of the loan are prohibited through September 1, 2005. The Company used a portion of the proceeds from its IPO as the source for funds for this acquisition.

      On March 24, 2004, the Company acquired a $6.6 million mezzanine loan receivable related to a hotel property in Brooklyn Park, Minnesota. The mezzanine loan bears interest at LIBOR plus 10% with a 2% LIBOR floor and a 5% LIBOR cap and matures in January 2006. In accordance with the loan agreement, the Company will receive interest-only payments through maturity. In addition, if certain operating conditions are met, the Company will receive an additional interest payment upon maturity based on a 15% accrual rate.

      On March 24, 2004, the Company acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.3 million in cash. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $5.8 million. The Company used proceeds from borrowings to fund this acquisition.

      On February 25, 2004, the Company reached a definitive agreement, subject to customary closing conditions, to acquire a hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership for approximately $23.1 million, which will consist of approximately $4.9 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $2.5 million worth of limited partnership units based on the market price of the Company’s common stock on the date of issuance. The purchase price will be the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $9.1 million. The Company intends to use proceeds from borrowings to fund this acquisition.

      On March 12, 2004, the Company reached a definitive agreement, subject to customary closing conditions, to acquire a hotel and adjacent office building complex near Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. The purchase price will be the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $9.0 million. The Company intends to use proceeds from borrowings to fund this acquisition.

      On March 22, 2004, the Company reached a definitive agreement, subject to customary closing conditions, to acquire a hotel property in Baltimore, Maryland, from BPG Hotel Partners V, LLC for approximately $15.9 million, which included approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt. The purchase price will be the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $3.9 million. The Company intends to use proceeds from borrowings to fund this acquisition.

December 31, 2003

COLUMN A		COLUMN B	COLUMN C		COLUMN D

					Costs Capitalized
			Initial Cost		Since Acquisition

				FF&E,		FF&E,
				Buildings		Buildings
				and		and
Hotel Property	Location	Encumbrances	Land	Improvements	Land	Improvements

Embassy Suites	Austin, TX	$—	$1,200,000	$11,530,843	$196,966	$1,978,218
Embassy Suites	Dallas, TX	—	1,871,445	10,960,080	244,145	1,650,262
Embassy Suites	Herndon, VA	—	1,298,023	11,774,941	281,557	2,639,565
Embassy Suites	Las Vegas, NV	16,000,000	3,299,935	20,055,302	403,814	2,462,757
Radisson Hotel	Covington, KY	—	2,095,200	10,019,994	1,686	807,301
Radisson Hotel	Holtsville, NY	—	5,744,752	17,013,635	12,774	2,239,649
Embassy Suites	Phoenix, AZ	8,890,000	1,790,609	13,206,621	0	0
Embassy Suites	Syracuse, NY	6,715,000	2,846,608	10,951,167	0	7,057
Embassy Suites	Flagstaff, AZ	2,150,000	1,267,216	4,872,590	0	0
Doubletree Guest Suites	Columbus, OH	7,615,000	—	9,662,645	0	0
Doubletree Guest Suites	Dayton, OH	2,430,000	968,278	4,869,570	0	0
Hilton Garden Inn	Jacksonville, FL	6,401,779	1,750,671	9,920,469	0	0
SpringHill Suites by Marriott	Jacksonville, FL	—	1,347,532	7,636,014	0	0
Homewood Suites	Mobile, AL	—	1,333,977	7,559,205	0	0
Hampton Inn	Lawrenceville, GA	—	697,198	3,950,791	0	0

Totals		$50,201,779	$27,511,444	$153,983,867	$1,140,942	$11,784,809

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A		COLUMN E			COLUMN F

		Gross Carrying Amount at
		Close of Period

			FF&E,
			Buildings
			and		Accumulated
Hotel Property	Location	Land	Improvements	Total	Depreciation

Embassy Suites	Austin, TX	$1,396,966	$13,509,061	$14,906,027	$3,516,325
Embassy Suites	Dallas, TX	2,115,590	12,610,342	14,725,932	3,773,517
Embassy Suites	Herndon, VA	1,579,580	14,414,506	15,994,086	3,493,307
Embassy Suites	Las Vegas, NV	3,703,749	22,518,059	26,221,809	5,298,580
Radisson Hotel	Covington, KY	2,096,886	10,827,295	12,924,181	1,727,670
Radisson Hotel	Holtsville, NY	5,757,526	19,253,284	25,010,810	2,348,045
Embassy Suites	Phoenix, AZ	1,790,609	13,206,621	14,997,230	95,793
Embassy Suites	Syracuse, NY	2,846,608	10,958,224	13,804,832	133,105
Embassy Suites	Flagstaff, AZ	1,267,216	4,872,590	6,139,806	59,120
Doubletree Guest Suites	Columbus, OH	—	9,662,645	9,662,645	126,216
Doubletree Guest Suites	Dayton, OH	968,278	4,869,570	5,837,848	61,281
Hilton Garden Inn	Jacksonville, FL	1,750,671	9,920,469	11,671,140	40,231
SpringHill Suites by Marriott	Jacksonville, FL	1,347,532	7,636,014	8,983,546	29,934
Homewood Suites	Mobile, AL	1,333,977	7,559,205	8,893,182	24,772
Hampton Inn	Lawrenceville, GA	697,198	3,950,791	4,647,989	13,141

Totals		$28,652,386	$165,768,676	$194,421,063	$20,741,037

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A		COLUMN G	COLUMN H	COLUMN I

Depreciable
Life In
Latest
		Construction	Acquisition	Income
Hotel Property	Location	Date	Date	Statement

Embassy Suites	Austin, TX	August 1998		(1), (2), (3), (4)
Embassy Suites	Dallas, TX	December 1998		(1), (2), (3), (4)
Embassy Suites	Herndon, VA	December 1998		(1), (2), (3), (4)
Embassy Suites	Las Vegas, NV	May 1999		(1), (2), (3), (4)
Radisson Hotel	Covington, KY		November 2000	(1), (2), (3), (4)
Radisson Hotel	Holtsville, NY		January 2001	(1), (2), (3), (4)
Embassy Suites	Phoenix, AZ		October 2003	(1), (2), (3), (4)
Embassy Suites	Syracuse, NY		October 2003	(1), (2), (3), (4)
Embassy Suites	Flagstaff, AZ		October 2003	(1), (2), (3), (4)
Doubletree Guest Suites	Columbus, OH		October 2003	(1), (2), (3), (4)
Doubletree Guest Suites	Dayton, OH		October 2003	(1), (2), (3), (4)
Hilton Garden Inn	Jacksonville, FL		November 2003	(1), (2), (3), (4)
SpringHill Suites by Marriott	Jacksonville, FL		November 2003	(1), (2), (3), (4)
Homewood Suites	Mobile, AL		November 2003	(1), (2), (3), (4)
Hampton Inn	Lawrenceville, GA		November 2003	(1), (2), (3), (4)
Totals

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 15 years.

(3)	Estimated useful life for furniture and fixtures is 5 years.

(4)	Estimated useful life for computer hardware and software is 3 years.

	Year Ended December 31,

	2003	2002	2001

	(Company &	(The	(The
	Predecessor)	Predecessor)	Predecessor)
Investment in Real Estate:
Beginning Balance	$101,137,138	$100,057,314	$75,158,028
Additions(a)	93,283,925	1,079,824	24,899,286
Disposals	—	—	—

Ending Balance	$194,421,063	$101,137,138	$100,057,314

Accumulated Depreciation:
Beginning Balance	$15,890,337	$11,183,236	$6,865,786
Depreciation expense	4,850,699	4,707,101	4,317,450
Disposals	—	—	—

Ending Balance	$20,741,036	$15,890,337	$11,183,236

Investment in Real Estate, net	$173,680,027	$85,246,801	$88,874,078

(a)	In 2003, additions include a minority interest partial step-up of approximately $8.1 million to the historical net carrying values of four hotel properties as a result of the Company acquiring minority interest from unaffiliated parties.