Form 10-Q
period 2004-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2004-05-13
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                                        to                                       .

Commission file number: 001-31775

ASHFORD HOSPITALITY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	86-1062192

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway, Suite 1100	75254

Dallas, Texas

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (972) 490-9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2004

Common Stock, $.01 par value per share	25,800,447

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated and Combined Financial Statements (Unaudited)
Consolidated Balance Sheets for the Company as of March 31, 2004 and December 31, 2003	3
Consolidated and Combined Statements of Operations for the Company for the three months ended March 31, 2004, and for the Predecessor for the three months ended March 31, 2003	4
Consolidated Statement of Owners’ Equity for the Company for the three months ended March 31, 2004	5
Consolidated and Combined Statements of Cash Flows for the Company for the three months ended March 31, 2004, and for the Predecessor for the three months ended March 31, 2003	6
Notes to Consolidated and Combined Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	22
ITEM 4. Controls and Procedures	22
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	22
ITEM 2. Changes in Securities and Use of Proceeds	22
ITEM 3. Defaults Upon Senior Securities	22
ITEM 4. Submission of Matters to a Vote of Security Holders	22
ITEM 5. Other Information	22
ITEM 6. Exhibits and Reports on Form 8-K	23
SIGNATURES	25
Hotel Loan Agreement
Secured Revolving Credit Facility Agreement
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Accounting Officer
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Accounting Officer

PART I: FINANCIAL INFORMATION (Unaudited)

ITEM 1: FINANCIAL STATEMENTS

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Investment in hotel properties, net	$198,958,220	$173,723,998
Cash and cash equivalents	37,081,577	76,254,052
Restricted cash	1,910,032	1,373,591
Accounts receivable, net of allowance of $16,468 and $19,408, respectively	2,766,541	1,534,843
Inventories	260,748	262,619
Notes receivable	71,626,689	10,000,000
Deferred costs, net	4,198,314	2,386,937
Prepaid expenses	1,432,613	1,577,628
Other assets	2,713,745	550,636
Due from affiliates	234,037	218,113

Total assets	$321,182,516	$267,882,417

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$99,976,121	$50,201,779
Capital leases payable	417,880	456,869
Accounts payable	3,914,778	2,127,611
Accrued expenses	4,643,003	4,572,594
Dividends payable	1,887,502	—
Deferred income	224,329	—
Due to affiliates	795,610	584,643

Total liabilities	111,859,223	57,943,496

Minority interest	37,428,995	37,646,673
Commitments and contingencies (see Note 10)

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,800,447 and 25,730,047 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	258,004	257,300
Additional paid-in capital	179,958,827	179,226,668
Unearned compensation	(5,701,565)	(5,564,401)
Accumulated deficit	(2,620,968)	(1,627,319)

Total owners’ equity	171,894,298	172,292,248

Total liabilities and owners’ equity	$321,182,516	$267,882,417

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	The Company	The Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
REVENUE
Rooms	$15,460,509	$6,978,893
Food and beverage	2,110,885	1,322,097
Other	576,072	231,766

Total hotel revenue	18,147,466	8,532,756
Interest income from notes receivable	844,461	—
Asset management fees from related parties	319,695	—

Total Revenue	19,311,622	8,532,756
EXPENSES
Hotel operating expenses
Rooms	3,546,217	1,636,661
Food and beverage	1,538,193	1,042,455
Other direct	356,456	171,435
Indirect	6,386,027	3,009,456
Management fees (see Note 10)	580,731	256,006

Total hotel expenses	12,407,624	6,116,013
Property taxes, insurance, and other	1,186,870	623,196
Depreciation and amortization	1,762,065	1,115,000
Corporate general and administrative:
Stock-based compensation	595,699	—
Other corporate and administrative	1,912,516	—

Total Operating Expenses	17,864,774	7,854,209

OPERATING INCOME	1,446,848	678,547
Interest income	92,240	8,398
Interest expense	(862,913)	(1,503,198)

INCOME (LOSS) BEFORE MINORITY INTEREST	676,175	(816,253)
Provision for income taxes	—	—
Minority interest	(121,797)	—

NET INCOME (LOSS)	$554,378	$(816,253)

Net Income Per Share:
Basic	$0.02

Fully diluted	$0.02

Weighted Average Shares Outstanding:
Basic	25,024,246

Fully diluted	30,868,256

See notes to consolidated and combined financial statements.

Ashford Hospitality Trust, Inc.

Consolidated Statement of Owners’ Equity
For the Three Months Ended March 31, 2004
(Unaudited)

	Common Stock		Additional
	Number of	$0.01	Paid-In	Unearned	Accumulated
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance at December 31, 2003	25,730,047	$257,300	$179,226,668	$(5,564,401)	$(1,627,319)	$172,292,248
Amortization of Unearned Compensation	—	—	—	595,699	—	595,699
Issuance of Restricted Shares to Employees	70,400	704	732,159	(732,863)	—	—
Dividends Declared	—	—	—	—	(1,548,027)	(1,548,027)
Net Income	—	—	—	—	554,378	554,378

Balance at March 31, 2004	25,800,447	$258,004	$179,958,827	$(5,701,565)	$(2,620,968)	$171,894,298

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	The Company	The Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income (loss)	$554,378	$(816,253)
Adjustments to reconcile net loss to net cash flow provided by operations:
Depreciation and amortization	1,762,065	1,115,000
Amortization of deferred financing costs	90,402	132,329
Amortization of unearned compensation	595,699	—
Minority interest	121,797	—
Changes in assets and liabilities:
Accounts receivable and inventories	(1,159,992)	262,111
Prepaids, other assets, and due from affiliates	(2,012,839)	89,919
Restricted cash	(536,441)	515,549
Accounts payable, accrued expenses, deferred income, and due to affiliates	2,243,351	16,408

Net cash flow provided by operating activities	1,658,420	1,315,063
Cash flows from investing activities:
Acquisitions of notes receivable	(61,600,000)	—
Acquisitions of hotel properties	(25,575,816)	—
Improvements and additions to hotel properties	(1,537,124)	—

Net cash flow used in investing activities	(88,712,940)	—
Cash flows from financing activities:
Distributions paid to owners	—	(414,469)
Borrowings on mortgage notes payable and capital leases	49,800,000	—
Payments on mortgage notes payable and capital leases	(64,647)	(54,129)
Payments of deferred financing costs	(1,853,308)	(494)

Net cash flow provided by (used in) financing activities	47,882,045	(469,092)

Net change in cash and cash equivalents	(39,172,475)	845,971
Cash and cash equivalents, beginning balance	76,254,052	2,968,814

Cash and cash equivalents, ending balance	$37,081,577	$3,814,785

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2004
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

The IPO consisted of the sale of 22,500,000 shares of common stock (“initial shares”), which included 22,336,478 shares sold to the public at a price of $9 per share and 163,522 shares sold to affiliates at a price of $8.37 a share. The IPO generated gross proceeds of approximately $202.4 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $185.3 million. In addition to the initial shares, 500,000 shares of common stock were sold to Messrs. Archie and Montgomery Bennett, the Company’s Chairman and Chief Executive Officer, respectively, 216,634 shares of common stock were conveyed to a limited partnership owned by Messrs. Archie and Montgomery Bennett, 25,000 shares of restricted stock were issued to Company directors, 65,024 shares of common stock were issued to the underwriters, and 650,300 shares of restricted stock were issued to Company executives and certain employees of the Company and its affiliates. In total, 23,956,958 shares of common stock were issued in connection with the Company’s formation. In addition, 5,657,917 units of limited partnership interest, valued at $9 per unit, were issued to Company executives and certain employees of the Company and its affiliates.

On September 26, 2003, the Company issued an additional 1,734,072 shares of common stock at a price of $9 per share as a result of the exercise of the underwriters’ over-allotment option. This generated additional gross proceeds of approximately $15.6 million, or net proceeds of approximately $14.5 million after considering the underwriters’ fees of approximately $1.1 million. Concurrent with this, the Company issued an additional 39,017 shares of restricted stock to its executives and certain employees of the Company and its affiliates. On March 15, 2004, the Company issued an additional 70,400 shares of restricted stock to its executives and certain employees.

As of March 31, 2004, the Company owned sixteen hotel properties in ten states with 2,591 rooms, and had acquired or originated mezzanine loans receivable of approximately $71.6 million.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Company’s operating partnership, which, as of March 31, 2004, was owned 82.01% by the Company and 17.99% by Company executives and certain employees of the Company and its affiliates, leases its hotels to Ashford TRS Corporation (“Ashford TRS”), which is a wholly-owned subsidiary of the operating partnership. Ashford TRS then engages hotel management companies to operate the hotels under management contracts. Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. Therefore, the Company’s operating partnership and principal source of funds is dependent on Ashford TRS’s ability to generate cash flow from the operation of the Company’s hotels.

2. Basis of Presentation

The consolidated financial statements presented herein include all of the accounts of the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this report includes the combined financial statements of the Predecessor.

These consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and disclosures required by GAAP for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, the operations of the Company’s hotels have historically been seasonal. This seasonality pattern can be expected to cause fluctuations in the Company’s operating results. Consequently, operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

These consolidated and combined financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2003, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 29, 2004. The accounting policies used in preparing these consolidated and combined financial statements are consistent with those described in such Form 10-K.

3. Significant Accounting Policies Summary

Principles of Consolidation - The Company’s consolidated financial statements include the Company and its majority-owned subsidiaries. The Predecessor’s financials statements are presented on a combined basis as a result of common ownership and control. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

Revenue Recognition - Hotel revenues include room, food, beverage, and other hotel revenues such as long-distance telephone service, laundry, and space rentals. Interest income from notes receivable represents interest earned on the Company’s mezzanine loans receivable portfolio. Asset management fees relate to asset management services performed on behalf of an affiliate, including risk management and insurance procurement, assistance with taxes, negotiating franchise agreements and equipment leases, monitoring compliance with loan covenants, preparation of capital and operating budgets, and property litigation management. Revenues are recognized as the related services are delivered.

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

Investment in Hotel Properties - The initial six hotel properties are stated at the Predecessor’s historical cost, net of any impairment charges, plus an approximate $8.1 million minority interest partial step-up recorded upon formation of the Company on August 29, 2003, related to the acquisition of minority interest from unaffiliated parties related to four of the initial properties. Hotel properties acquired subsequent to the Company’s formation are stated at cost. Improvements and additions which extend the life of the property are capitalized.

Impairment of Investment in Hotel Properties - Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. To date, no such impairment charges have been recognized. If an asset were deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value.

Depreciation and Amortization Expense - Depreciation expense is based on the estimated useful life of the Company’s assets, while amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) as well as the gain or loss on the potential sale of any of the Company’s hotels.

Notes Receivable - The Company provides mezzanine financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or fair value of collateral. A reserve for loan losses is recorded through a charge to income for any shortfall.

Income Taxes - As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

Stock-based Compensation - The Company accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In connection with the Company’s formation, the Company established an Employee Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company has issued 784,717 shares of restricted stock to its executives, directors, and certain employees of the Company and its affiliates. Of the 784,717 shares issued, 759,717 vest over three years and 25,000 vested over six months. Such shares are charged to compensation expense on a straight-line basis based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of March 31, 2004, no performance-based stock awards have been issued other than the restricted shares discussed above. Consequently, stock-based compensation as determined under the intrinsic-value method is the same under the fair-value method.

Earnings (Loss) Per Share - Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings (loss) per share. The following table reconciles the amounts used in calculating basic and fully diluted earnings (loss) per share:

Three Months
Ended
March 31, 2004
Net income applicable to common shareholders - basic	$554,378
Add back minority interest	121,797

Net income applicable to common shareholders - diluted	$676,175

Weighted average shares outstanding - basic	25,024,246
Incremental diluted shares related to unvested restricted shares	186,093
Units of limited partnership interest	5,657,917

Weighted average shares outstanding - diluted	30,868,256

Net income per share - basic	$0.02

Net income per share - diluted	$0.02

Segments - The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. The Predecessor only operated within the direct hotel investments segment.

Recent Accounting Pronouncements -

FIN No. 46 - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”). FIN No. 46 requires existing unconsolidated variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements for periods ending after March 15, 2004, related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

Between November 2003 and March 2004, the Company acquired or originated a $71.6 million portfolio of mezzanine loans receivable, each of which are secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All of these mezzanine loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these mezzanine loans. Therefore, the Company will not consolidate the hotels for which it has provided financing. Hence, the adoption of FIN No. 46 did not have a material impact on the Company’s results of operations, financial position, or cash flows. Interests in entities acquired or created after March 31, 2004 will be evaluated based on FIN No. 46 criteria and such entities will be consolidated, if required.

4. Investment in Hotel Properties

Investment in Hotel Properties consists of the following as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Land	$31,207,197	$28,652,386
Buildings and improvements	164,534,580	143,811,837
Furniture, fixtures, and equipment	25,696,821	22,002,543

Total cost	221,438,598	194,466,766
Accumulated depreciation	(22,480,378)	(20,742,768)

Investment in hotel properties, net	$198,958,220	$173,723,998

On March 24, 2004, the Company acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.6 million in cash, which generated an increase in Investment in Hotel Properties of approximately $25.4 million.

5. Notes Receivable

Notes receivable consists of the following as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
$10 million mezzanine loan secured by one hotel property, matures August 2006, at an interest rate of LIBOR plus 9% with a 2% LIBOR floor, with interest-only payments through August 2004	$10,000,000	$10,000,000
$15 million mezzanine loan secured by one hotel property, matures February 2006, at an interest rate of LIBOR plus 9%, with interest-only payments through February 2008	15,000,000	—
$25 million mezzanine loan secured by 17 hotel properties, matures July 2005, at an interest rate of LIBOR plus 8.7% with a 2.5% LIBOR floor	24,969,308	—
$15 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor, with interest-only payments through maturity	15,000,000	—
$6.6 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor, with interest-only payments through maturity	6,657,381	—

Total	$71,626,689	$10,000,000

Since December 31, 2003, the $15 million, $25 million, $15 million, and $6.6 million notes receivable, as described sequentially in the above table, were acquired or originated on January 23, 2004, March 4, 2004, March 19, 2004, and March 24, 2004, respectively. As of March 31, 2004, all notes receivable balances were current, and no reserve for loan losses has been recorded.

In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity.

6. Indebtedness

Indebtedness consists of the following as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
$60 million secured credit facility secured by eight hotel properties, matures February 5, 2007, at an interest rate of LIBOR plus 3.25%, with interest-only payments due monthly, with a commitment fee of 0.45% to 0.55% on the unused portion of the line payable quarterly	$49,800,000	$—
Mortgage note payable secured by one hotel property, matures December 31, 2006, at an interest rate of the greater of LIBOR plus 3.5% or 5.5%, with interest-only payments due monthly plus principal payments of $20,000 due monthly beginning January 1, 2005, with a 1% mandatory exit fee and a 0.5% one-year extension fee	16,000,000	16,000,000
Mortgage note payable secured by five hotel properties, matures December 31, 2007, at an interest rate of LIBOR plus 3.25% with a 4.75% total floor, with interest-only payments due monthly plus principal payments of $57,000 due monthly beginning January 1, 2006, with a $180,000 mandatory exit fee and a 0.5% one-year extension fee	27,800,000	27,800,000
Mortgage note payable secured by one hotel property, matures January 1, 2006, at an interest rate of 7.08%, with principal and interest payments due monthly and a 1% mandatory exit fee	6,376,121	6,401,779

Total	$99,976,121	$50,201,779

On February 5, 2004, the Company completed a $60.0 million secured credit facility, of which approximately $49.8 million of the proceeds were funded March 24, 2004. The credit facility allows for an increase to $75.0 million subject to certain conditions.

The $27.8 million mortgage note payable relates to a $36 million non-recourse loan, of which the amount outstanding is presently reduced by a holdback provision of $8.2 million earmarked for capital expenditures related to the properties securing this loan.

In general, the Company’s mortgage notes payable agreements require exit fees based on the principal outstanding at the time the mortgage is repaid. In addition, the Company’s $6.4 million mortgage notes payable agreement requires decreasing prepayment penalties through maturity.

7. Employee Stock Grants

Upon consummation of the IPO and subsequent exercise of the underwriters’ over-allotment, the Company issued 714,317 shares of restricted stock to its executives, directors, and certain employees of the Company and its affiliates. Of the 714,317 shares issued, 689,317 vest over three years and 25,000 vested over six months. These shares are charged to compensation expense on a straight-line basis based on the IPO price of $9 per share.

On March 15, 2004, the Company issued an additional 70,400 shares of restricted stock to its executives and certain employees. These shares vest over three years and are charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.41 per share.

For the three months ended March 31, 2004, the Company recognized compensation expense of approximately $596,000 related to these shares.

8. Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on August 29, 2003, and subsequent exercise of the underwriters’ over-allotment option on September 26, 2003, the Company issued 5,657,917 units of limited partnership interest to affiliates, representing a 17.99% minority interest ownership as of March 31, 2004. Beginning August 29, 2004, each unit of limited partnership interest may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion.

9. Related Party Transactions

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

Upon formation of the Company on August 29, 2003, the Company is now obligated to pay such affiliates a) monthly management fees equal to the greater of $10,000, adjusted annually, or 3% of gross revenues as well as an annual incentive management fee, if certain operational criteria are met, b) a market service fee on the approved capital improvements, including a project management fee of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors.

Under these agreements, the Company or its Predecessor paid the following amounts during the three months ended March 31, 2004 and 2003:

	The Company	The Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Management fees (a)	$580,731	$256,006
Market service and project management fees	95,991	4,432
Special Limited Partner fees (b)	—	186,744
Other reimbursements	174,320	171,897

Total	$851,042	$619,079

(a) For the three months ended March 31, 2004, the above table includes management fees of approximately $76,500 related to a third party manager not considered to be a related party.

(b) Upon formation of the Company on August 29, 2003 and related redemption of the Company’s interest in its Special Limited Partner, the Special Limited Partner fee ceased to exist.

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

In addition to the above, these affiliates also pay for certain corporate general and administrative expenses, including rent, payroll, office supplies, and travel, on behalf of the Company. Such charges are allocated to the Company based on various methodologies, including headcount, office space, usage, and actual amounts incurred. For the three months ended March 31, 2004, such costs were approximately $368,000, which are reimbursed by the Company monthly.

10. Commitments and Contingencies

Restricted Cash - Under existing mortgage loan agreements, the Company is obligated to escrow payments for insurance and real estate taxes. In addition, for certain properties with debt the Company is obligated to escrow 4% of gross revenue for capital improvements.

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

Management Fees - Under the existing management agreements, the Company is obligated to pay a) monthly management fees equal to the greater of $10,000, adjusted annually, or 3% of gross revenues as well as an annual incentive management fee, if applicable, b) a market service fee on the approved capital improvements, including a project management fee of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire either in 2006 or 2013, with renewal options on those related to affiliates of up to twenty-five additional years. In addition, if the Company terminates a management agreement on one of the initial properties prior to its expiration, due to sale of the property, the Company may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement on one of the hotels acquired after the formation transaction, or on one of the initial hotels for reasons other than sale of the property, the Company may be required to pay estimated management fees ranging from one to six years from the termination date.

Dividends - On March 15, 2004, the Company declared a cash dividend of approximately $1.9 million, or $0.06 per fully-diluted share, for shareholders and units of limited partnership of record on March 31, 2004, to be paid on April 15, 2004.

Litigation - The Company is currently subject to litigation arising in the normal course of its business. In the opinion of management, none of these lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company’s business, results of operations, or financial condition. In addition, the Company has adequate insurance in place to cover such litigation.

11. Supplemental Cash Flow Information

During the three months ended March 31, 2004 and 2003, interest paid was approximately $623,000 and $1.4 million, respectively.

During the three months ended March 31, 2004, the Company recorded the following non-cash transactions: a) on March 15, 2004, the Company declared a cash dividend of approximately $1.9 million, or $0.06 per fully-diluted share, for shareholders and units of limited partnership of record on March 31, 2004, to be paid on April 15, 2004, and b) on March 15, 2004, the Company issued 70,400 shares of restricted stock to its executives and certain employees.

12. Segments Reporting

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

The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, provision for income taxes, and minority interest. As of and for the three months ended March 31, 2004, financial information related to the Company’s reportable segments was as follows:

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$18,467,161	$844,461	$—	$19,311,622

Operating expenses	13,594,494	—	—	13,594,494
Depreciation and amortization	1,762,065	—	—	1,762,065
Corporate general and administrative	—	—	2,508,215	2,508,215

Operating income (loss)	3,110,602	844,461	(2,508,215)	1,446,848
Interest income	—	—	92,240	92,240
Interest expense	—	—	(862,913)	(862,913)

Income (loss) before minority interest and provision for income taxes	3,110,602	844,461	(3,278,888)	676,175
Provision for income taxes	—	—	—	—
Minority interest	—	—	(121,797)	(121,797)

Net income (loss)	$3,110,602	$844,461	$(3,400,685)	$554,378

Aside from the Company’s $71.6 million portfolio of mezzanine notes receivable, all assets of the Company primarily relate to the direct hotel investments segment.

13. Business Combinations

On March 24, 2004, the Company acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.6 million in cash. The accompanying consolidated financial statements include the results of the acquired hotel since the date of acquisition. The purchase price was the result of an arms’ length negotiation, and the Company did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary subject to further internal review and third-party appraisals. Annualized revenue of the acquired hotel is approximately $5.8 million. The Company used proceeds from borrowings to fund this acquisition.

The following unaudited pro forma statement of operations for the three months ended March 31, 2004 is based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisition on March 24, 2004, as if this transaction occurred at the beginning of the period presented.

Three Months
Ended
March 31, 2004
Total revenues	$20,911,608
Operating expenses	18,959,838

Operating income	1,951,770
Interest income	92,240
Interest expense	(1,561,125)

Income before minority interest and provision for income taxes	482,885
Provision for income taxes	—
Minority interest	(86,989)

Net income	$395,896

Net income per share:
Basic	$0.02

Fully diluted	$0.02

Weighted average shares outstanding:
Basic	25,024,246

Fully diluted	30,868,256

14. Subsequent Events

On April 1, 2004, the Company acquired a hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership for approximately $23.1 million, which consisted of approximately $6.3 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $1.1 million worth of limited partnership units, which equates to 106,675 units based on the market price of the Company’s common stock on the date of issuance. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $9.1 million. The Company used proceeds from borrowings to fund this acquisition.

On April 7, 2004, the Company filed a Form S-11 with the Securities and Exchange Commission to register 8,625,000 shares of its common stock, which includes 7,500,000 shares to be made available for public offering and an additional 1,125,000 shares that may be purchased pursuant to an over-allotment option granted to the underwriters. Although the Company fully intends to consummate this offering, no assurances can be made at this time that such offering will occur.

On April 8, 2004 and April 14, 2004, respectively, the Company agreed to principal terms with two lenders related to obtaining two mezzanine loan warehouse facilities, which total $136 million. However, no assurances can be given that the Company will obtain additional financings or, if the Company does, what the amounts and terms will be.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on March 29, 2004. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Executive Overview

We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of March 31, 2004, we owned sixteen hotels, $71.6 million of mezzanine loans receivable, and eight asset management and consulting contracts. Six of these hotels were contributed upon our formation, five of these hotels were acquired October 8, 2003, four of these hotels were acquired November 24, 2003, and one of these hotels was acquired March 24, 2004. All of the mezzanine loans receivable were originated or acquired since November 26, 2003. The ten hotel properties acquired since our formation contributed approximately $9.1 million and $1.2 million to our total revenue and net income, respectively, for the three months ended March 31, 2004.

Based on our primary business objectives and forecasted operating conditions, our key priorities or financial strategies include, among other things:

•	acquiring hotels in unique locations where further large-scale development is limited for prospective competitors, including hotels located in urban and resort/convention locations,

•	acquiring hotels with a favorable current yield with an opportunity for appreciation,

•	implementing selective capital improvements designed to increase profitability and directing our managers to minimize operating costs and increase revenues,

•	originating or acquiring mezzanine loans, and

•	other investments that our board deems appropriate.

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

The following table illustrates the key performance indicators for the three months ended March 31, 2004 and 2003 for our initial properties (“comparable hotels”), which represent the six hotels we’ve owned throughout the comparative three-month periods presented (unaudited):

	Three Months Ended
	March 31,
	2004	2003
Consolidated (six hotels)
Hotel revenues	$7,384,571	$6,978,893
RevPar	$74.18	$70.88
Occupancy	65.65%	66.01%
ADR	$112.99	$107.38
Embassy Suites (four hotels)
Hotel revenues	$6,085,917	$5,588,059
RevPar	$99.82	$92.67
Occupancy	78.68%	76.26%
ADR	$126.87	$121.52
Radisson Hotels (two hotels)
Hotel revenues	$1,298,654	$1,390,834
RevPar	$33.66	$36.45
Occupancy	45.05%	49.82%
ADR	$74.71	$73.16

Results of Operations

We believe the lodging industry was negatively affected in 2003 by low levels of business travel resulting from a weak economy (predominantly in the first half of the year), the war in Iraq, continued changes in terrorist threat levels, and travel reductions and restrictions related to severe acute respiratory syndrome, or SARS. Strong economic growth in the United States economy in the second half of 2003 and first quarter of 2004 helped improve lodging demand.

Our industry outlook for the remainder of 2004 is more optimistic. Historically, we have seen that lodging demand in the United States correlates to U.S. Gross Domestic Product (GDP) growth, with typically a one to two quarter lag period. Therefore, given the relatively strong U.S. GDP growth in the second half of 2003 and the forecasts for 2004, we are optimistic about improvement in lodging demand throughout the remainder of 2004. In addition, based on these GDP forecasts, as well as the anticipated strengthening of corporate profits and capital investment, we expect an increase in business-related travel and improvement in the pace of group bookings.

The consolidated and combined financial information presented herein include all of the accounts of the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this report includes the combined financial information of certain affiliates of Remington Hotel Corporation (the “Predecessor”).

The following table reflects key line items from our consolidated and combined statements of operations for the three months ended March 31, 2004 and 2003 (unaudited):

	The Company	The Predecessor
	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	March 31, 2004	March 31, 2003	2003 to 2004
Total revenue	$19,311,622	$8,532,756	$10,778,866
Total hotel expenses	12,407,624	6,116,013	(6,291,611)
Property taxes, insurance, and other	1,186,870	623,196	(563,674)
Depreciation and amortization	1,762,065	1,115,000	(647,065)
Corporate general and administrative	2,508,215	—	(2,508,215)
Operating income	1,446,848	678,547	768,301
Interest income	92,240	8,398	83,842
Interest expense	(862,913)	(1,503,198)	640,285
Provision for income taxes	—	—	—
Minority interest	(121,797)	—	(121,797)
Net income (loss)	$554,378	$(816,253)	$1,370,631

Comparison of the Three Months Ended March 31, 2004 and March 31, 2003

Revenue. Total revenue for the three months ended March 31, 2004 increased approximately $10.8 million or 126.32% from total revenue for the three months ended March 31, 2003, primarily due to approximately $9.1 million in revenues attributable to the acquisitions of five hotel properties on October 8, 2003, four hotel properties on November 25, 2003, and one hotel property on March 24, 2004, as well as approximately $844,000 of interest income earned on the Company’s $71.6 million mezzanine loans receivable portfolio, all of which was acquired or originated since November 26, 2003. In addition, revenues for comparable hotels increased due to increases in both room revenues and food and beverage revenues. Room revenues at comparable hotels increased 5.8% due to an increase in RevPAR to $74.18 for the three months ended March 31, 2004 compared to $70.88 for the first quarter of 2003, which consisted of a 5.2% increase in ADR and a 0.36% decrease in occupancy.

Room revenues at comparable hotels for the three months ended March 31, 2004 increased approximately $406,000 or 5.8% compared to the same quarter of 2003, primarily due to the aforementioned increase in ADR offset somewhat by a slight decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in ADR. In particular, the Las Vegas market recovered significantly, and the Las Vegas Embassy Suites performed accordingly. However, occupancy decreased significantly at the Holtsville Radisson due to substantial group sales related to a certain customer in the first quarter of 2003 that did not recur in 2004, which led to an overall slight decline in occupancy at comparable hotels.

Food and beverage revenues at comparable hotels for the three months ended March 31, 2004 increased approximately $81,000 or 6.1% compared to the first quarter of 2003. Food and beverage revenues increased at several hotels due to increases in occupancy, while certain hotels also experienced an increase in banquets. In addition, the Covington Radisson opened an additional dining area in the first quarter of 2004.

Other revenues at comparable hotels for the three months ended March 31, 2004 were virtually flat compared to the first quarter of 2003.

Interest income from notes receivable increased to approximately $844,000 for the three months ended March 31, 2004, compared to zero for the first quarter of 2003 due to the mezzanine loans receivable portfolio of approximately $71.6 million that we have acquired or originated since November 2003.

Asset management fees increased to approximately $320,000 for the three months ended March 31, 2004, compared to zero for the first quarter of 2003 due to the eight asset management and consulting contracts acquired from an affiliate upon formation of the Company on August 29, 2003.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $6.3 million or 102.87% for the three months ended March 31, 2004 compared to the first quarter of 2003, primarily due to approximately $6.0 million of expenses associated with the ten hotel properties acquired since the third quarter of 2003. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $269,000 or 4.39% for the three months ended March 31, 2004 compared to the first quarter of 2003, primarily due to increases in room expense and indirect expenses.

Room expense at comparable hotels increased approximately $103,000 or 6.3% for the three months ended March 31, 2004 compared to the first quarter of 2003 primarily due to increased occupancy at certain hotels and virtually flat costs at hotels experiencing comparable or decreased occupancy due to the fixed nature of maintaining staff. Indirect expenses at comparable hotels increased approximately $159,000 or 5.3% for the three months ended March 31, 2004 compared to the first quarter of 2003. Indirect expenses increased as a result of:

•	increased general and administrative expenses due to open positions at the Covington Radisson in 2003 that were filled prior to the first quarter of 2004,

•	increased sales and marketing expenses due to increased headcount and increased payroll at certain hotels,

•	increased franchise fees due to increased room revenues at certain hotels,

•	increased energy costs due to increased rates, and

•	increased repairs and maintenance due to one-time improvements and certain unexpected repairs incurred at both the Covington Radisson and the Las Vegas Embassy Suites.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $564,000 or 90.45% for the three months ended March 31, 2004 compared to the first quarter of 2003, due to approximately $627,000 of expenses associated with the ten hotel properties acquired since the third quarter of 2003. Aside from the additional hotels acquired, property taxes, insurance, and other incurred in the first quarter of 2004 decreased when compared to the first quarter of 2003, primarily due to decreased insurance rates.

Depreciation and Amortization. Depreciation and amortization increased approximately $647,000 or 58.03% for the three months ended March 31, 2004 compared to the first quarter of 2003, due to approximately $890,000 of depreciation associated with the ten hotel properties acquired since the third quarter of 2003. Aside from the additional hotels acquired, depreciation and amortization decreased in the first quarter of 2004 compared to the first quarter of 2003 as a result of certain assets becoming fully depreciated.

Corporate General and Administrative. Corporate general and administrative expense increased to approximately $2.5 million for the three months ended March 31, 2004 compared to zero for the first quarter of 2003 as a result of expenses associated with becoming a publicly-traded company on August 29, 2003, including salaries, payroll taxes, benefits, insurance, stock-based compensation related to employee stock grants, audit fees, and directors fees. For the quarter ended March 31, 2004, the total includes approximately $596,000 of non-cash expenses associated with the amortization of employee stock grants.

Operating Income. Operating income increased approximately $768,000 from $679,000 for the three months ended March 31, 2003 to approximately $1.4 million for the three months ended March 31, 2004 as a result of the aforementioned operating results.

Interest Income. Interest income increased approximately $84,000 from approximately $8,000 for the three months ended March 31, 2003 to approximately $92,000 for the three months ended March 31, 2004, primarily due to interest earned on funds received from the Company’s initial public offering and subsequent borrowings.

Interest Expense. Interest expense decreased approximately $640,000 from approximately $1.5 million for the three months ended March 31, 2003 to approximately $863,000 for the three months ended March 31, 2004. Upon completion of the Company’s initial public offering and related formation transactions on August 29, 2003, the Company repaid the majority of its mortgage notes payable. The decrease in interest expense is associated with the lower average debt balance over the course of the two comparative periods.

Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended March 31, 2004, we did not recognize a provision for income taxes related to Ashford TRS.

Minority Interest. Minority interest increased to approximately $122,000 for the three months ended March 31, 2004 compared to zero for the first quarter of 2003. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

Net Income (Loss). Net income (loss) was approximately $554,000 of net income for the three months ended March 31, 2004 and approximately $816,000 of net loss for the three months ended March 31, 2003, which represents a net income increase of approximately $1.4 million as a result of the aforementioned operating results.

Funds From Operations

The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items related to unconsolidated entities and joint ventures. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP.

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

The following table reconciles net loss to FFO for the three months ended March 31, 2004 and 2003 (unaudited):

	The Company	The Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
NET INCOME (LOSS)	$554,378	$(816,253)

Plus real estate depreciation and amortization	1,759,218	1,115,000
Plus minority interest	121,797	—

Gross FFO	2,435,393	298,747
Less FFO related to minority interest	(438,721)	—

FFO	$1,996,672	$298,747

Liquidity and Capital Resources

Our principal source of funds to meet our cash requirements, including distributions to stockholders, will be our share of the operating partnership’s cash flow. The operating partnership’s principal sources of revenue include (i) cash flow from hotel operations, (ii) interest income from our mezzanine loans receivable portfolio, and (iii) management fees related to our eight asset management and consulting contracts with an affiliate.

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

During the three months ended March 31, 2004, we completed the following significant transactions, which impacted or will impact our cash flow and liquidity:

On January 23, 2004, we acquired a $15.0 million subordinated first-mortgage loan receivable related to a hotel property in Denver, Colorado. The loan bears interest at LIBOR plus 9%, matures in January 2006, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, we will receive interest-only payments through maturity, with principal and interest paid through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through November 30, 2004, require decreasing prepayment premiums through August 31, 2005, and require no prepayment premiums thereafter. We used a portion of the proceeds from our IPO as the source for funds for this acquisition.

On February 5, 2004, we completed a $60.0 million secured credit facility, at an interest rate of LIBOR plus 3.25%, of which approximately $49.8 million of the proceeds were funded March 24, 2004. The credit facility matures in three years, is collateralized by eight hotel properties, is subject to certain financial covenants, requires a commitment fee of 0.45% to 0.55% on the unused portion of the line, which is payable quarterly, and allows for an increase to $75.0 million subject to certain conditions.

On March 4, 2004, we acquired a $25.0 million mezzanine loan receivable secured by 17 hotel properties. The mezzanine loan bears interest at LIBOR plus 8.7% with a 2.5% LIBOR floor, matures in July 2005, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, we will receive principal and interest payments through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through maturity subject to certain provisions. We used a portion of the proceeds from our IPO as the source for funds for this acquisition.

On March 15, 2004, we declared a cash dividend of approximately $1.9 million, or $0.06 per fully-diluted share, for shareholders and units of limited partnership of record on March 31, 2004, to be paid on April 15, 2004.

On March 19, 2004, we originated a $15.0 million mezzanine loan receivable related to a hotel property in Boston, Massachusetts.

The mezzanine loan bears interest at LIBOR plus 10.25% with a 1.75% LIBOR floor and a 5% LIBOR cap, matures in March 2007, and provides for two one-year extension options subject to certain conditions. In accordance with the loan agreement, we will receive interest-only payments through maturity. Prepayments of the loan are prohibited through September 1, 2005. We used a portion of the proceeds from our IPO as the source for funds for this origination.

On March 24, 2004, we acquired a $6.6 million mezzanine loan receivable related to a hotel property in Brooklyn Park, Minnesota. The mezzanine loan bears interest at LIBOR plus 10% with a 2% LIBOR floor and a 5% LIBOR cap and matures in January 2006. In accordance with the loan agreement, we will receive interest-only payments through maturity. In addition, if certain operating conditions are met, we will receive an additional interest payment upon maturity based on a 15% accrual rate.

On March 24, 2004, we acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.6 million in cash. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $5.8 million. We used proceeds from borrowings to fund this acquisition.

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

Net Cash Flow Provided By Operating Activities. For the three months ended March 31, 2004, net cash flow provided by operating activities increased approximately $343,000 from approximately $1.3 million for the first quarter of 2003 to approximately $1.7 million for the first quarter of 2004. The increase in net cash flow provided by operating activities was primarily attributable to the increase in net income (loss) experienced in 2004, which resulted from improved operations at the six comparable hotels as well as the ten hotels acquired since October 2003, offset somewhat by the timing of operational payments.

Net Cash Flow Used In Investing Activities. For the three months ended March 31, 2004, net cash flow used in investing activities was approximately $88.7 million, which consisted of approximately $61.6 million of acquisitions or originations of mezzanine loans receivable, approximately $25.6 million related to the acquisition of a hotel property in Lake Buena Vista, Florida, and approximately $1.5 million of improvements to various hotel properties. For the three months ended March 31, 2003, there were no investing activities.

Net Cash Flow Provided By (Used In) Financing Activities. For the three months ended March 31, 2004, net cash flow provided by financing activities was approximately $47.9 million, which primarily relates to a $49.8 million funding associated with the $60 million credit facility completed on February 5, 2004, offset by payments of related loan costs. For the three months ended March 31, 2003, net cash used in financing activities of approximately $469,000 relates primarily to distributions to the Predecessor’s owners.

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

We have agreed to principal terms with two lenders related to obtaining two mezzanine loan warehouse facilities, which total $136 million. In the near future, we will also receive funding on the remaining $10.2 million available under our $60 million credit facility, and we are seeking to increase this facility to $75 million, which is consistent with the terms of the existing agreement. We have also engaged a financial institution to seek additional fixed-rate financing on our behalf, which may be used to repay a portion of our existing property-level, variable-rate debt as well as finance assets that are currently underleveraged. However, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute on our business strategy. In addition, we may selectively pursue mortgage financing on individual properties and our mortgage investments. Our current policy is to limit consolidated indebtedness to no more than 60% of our aggregate investment in hotels and debt instruments. However, our board of directors may change the financing policy at any time without the approval of our stockholders.

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

Our existing hotels are located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities. In addition, the recent downturn in the national economy, the aftermath of the terrorist attacks against the United States, and the impact of the war in Iraq have had a negative impact on our operating cash flows.

Subsequent Events

On April 1, 2004, the Company acquired a hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership for approximately $23.1 million, which consisted of approximately $6.3 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $1.1 million worth of limited partnership units, which equates to 106,675 units based on the market price of the Company’s common stock on the date of issuance. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $9.1 million. The Company used proceeds from borrowings to fund this acquisition.

On April 7, 2004, the Company filed a Form S-11 with the Securities and Exchange Commission to register 8,625,000 shares of its common stock, which includes 7,500,000 shares to be made available for public offering and an additional 1,125,000 shares that may be purchased pursuant to an over-allotment option granted to the underwriters. Although the Company fully intends to consummate this offering, no assurances can be made at this time that such offering will occur.

On April 8, 2004 and April 14, 2004, respectively, the Company agreed to principal terms with two lenders related to obtaining two mezzanine loan warehouse facilities, which total $136 million. However, no assurances can be given that the Company will obtain additional financings or, if the Company does, what the amounts and terms will be.

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

Critical Accounting Policies

The critical accounting policies which we believe are the most significant to fully understand and evaluate our reported financial results are described below:

Investment in Hotel Properties – The initial six hotel properties are stated at the Predecessor’s historical cost, net of any impairment charges, plus an approximate $8.1 million minority interest partial step-up recorded upon our formation on August 29, 2003, related to the acquisition of minority interest from unaffiliated parties related to four of the initial properties. Hotel properties acquired subsequent to our formation are stated at cost. Improvements and additions which extend the life of the property are capitalized.

Impairment of Investment in Hotel Properties - Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable (i.e., the future undiscounted cash flows for the hotel are projected to be less than the net book value of the hotel). We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of our hotels, we make many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. To date, no such impairment charges have been recognized. If an asset were deemed to be impaired, we would record an impairment charge for the amount that the property’s net book value exceeds its fair value.

Depreciation and Amortization Expense - Depreciation expense is based on the estimated useful life of our assets, while amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the potential sale of any of our hotels.

FIN No. 46 - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”). FIN No. 46 requires existing unconsolidated variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements for periods ending after March 15, 2004, related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

Between November 2003 and March 2004, the Company acquired or originated a $71.6 million portfolio of mezzanine loans receivable, each of which are secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All of these mezzanine loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these mezzanine loans. Therefore, the Company will not consolidate the hotels for which it has provided financing. Hence, the adoption of FIN No. 46 did not have a material impact on the Company’s results of operations, financial position, or cash flows. Interests in entities acquired or created after March 31, 2004 will be evaluated based on FIN No. 46 criteria and such entities will be consolidated, if required.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

As of March 31, 2004, we had approximately $93.6 million of outstanding variable-rate debt. The impact to our quarterly results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of March 31, 2004, would be approximately $234,000. We also had approximately $6.4 million of 7.08% fixed-rate debt outstanding at March 31, 2004. We had no other outstanding debt as of March 31, 2004.

As of March 31, 2004, we owned approximately $71.6 million of mezzanine variable-rate loans receivable. The impact to our quarterly results of operations of a one-point change in interest rate on the outstanding balance of variable-rate loans receivable as of March 31, 2004, would be approximately $179,000. We had no other outstanding loans receivable as of March 31, 2004.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2004, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently subject to litigation arising in the normal course of its business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we currently have adequate insurance in place to cover such litigation.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number	Description of Exhibit
10.14	Hotel Loan Agreement with Merrill Lynch Capital

10.15	Secured Revolving Credit Facility Agreement with Credit Lyonnais New York Branch, as Administrative Agent and Sole Lead Arranger and Book Manager, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent

31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

Reports on Form 8-K

On January 14, 2004, we filed a Form 8-K/A that included information reported under Items 2 and 7 related to our acquisition of four hotel properties owned by Noble Investment Group on November 24, 2003.

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

On April 5, 2004, we filed a Form 8-K to furnish our press release announcing the acquisition of a hotel property owned by Huron Jacksonville Limited Partnership on April 2, 2004.

On April 12, 2004, we filed a Form 8-K/A that included information reported under Items 2 and 7 related to our acquisitions or impending acquisitions of four individual hotel properties each from a separate entities on various dates throughout 2004.

On May 6, 2004, we filed a Form 8-K that included information reported under Items 7 and 12 to furnish our earnings release for the quarter ended March 31, 2004.

On May 6, 2004, we filed a Form 8-K to furnish our earnings conference call transcript for our quarter ended March 31, 2004.

On May 10, 2004, we filed a Form 8-K to furnish our earnings conference call Q&A for our quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2004	By: /s/ MONTGOMERY J. BENNETT

Montgomery J. Bennett
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2004	By: /s/ DAVID J. KIMICHIK

David J. Kimichik
Chief Financial Officer
(Principal Financial Officer)

Dated: May 12, 2004	By: /s/ MARK L. NUNNELEY

Mark L. Nunneley
Chief Accounting Officer
(Principal Accounting Officer)