Form 10-Q
period 2004-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2004-08-06
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                     to                    .

Commission file number: 001-31775

ASHFORD HOSPITALITY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	86-1062192
(State or other jurisdiction of	(IRS employer identification number)
incorporation or organization)

14185 Dallas Parkway, Suite 1100	75254
Dallas, Texas
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2004
Common Stock, $0.01 par value per share	25,810,447

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated and Combined Financial Statements (Unaudited)
Consolidated Balance Sheets for the Company as of June 30, 2004 and December 31, 2003	3
Consolidated and Combined Statements of Operations for the Company for the three and six months ended June 30, 2004, and for the Predecessor for the three and six months ended June 30, 2003	4
Consolidated Statement of Owners’ Equity for the Company for the six months ended June 30, 2004	5
Consolidated and Combined Statements of Cash Flows for the Company for the six months ended June 30, 2004, and for the Predecessor for the six months ended June 30, 2003	6
Notes to Consolidated and Combined Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	26
ITEM 4. Controls and Procedures	26
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	26
ITEM 2. Changes in Securities and Use of Proceeds	26
ITEM 3. Defaults Upon Senior Securities	26
ITEM 4. Submission of Matters to a Vote of Security Holders	26
ITEM 5.Other Information	27
ITEM 6.Exhibits and Reports on Form 8-K	28
SIGNATURES	30
Certification of Chief Executive Offier-Rule 13a-14(a)
Certification of Chief Financial Offier-Rule 13a-14(a)
Certification of Chief Accounting Officer-Rule 13a-14(a)
Certification of Chief Executive Offier-Rule 13a-14(b)
Certification of Chief Financial Offier-Rule 13a-14(b)
Certification of Chief Accounting Officer-Rule 13a-14(b)

PART I: FINANCIAL INFORMATION (Unaudited)

ITEM 1: FINANCIAL STATEMENTS

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Investment in hotel properties, net	$240,392,569	$173,723,998
Cash and cash equivalents	28,603,413	76,254,052
Restricted cash	3,283,013	1,373,591
Accounts receivable, net of allowance of $32,305 and $19,408, respectively	3,247,756	1,534,843
Inventories	387,629	262,619
Notes receivable	71,584,070	10,000,000
Deferred costs, net	4,502,695	2,386,937
Prepaid expenses	1,370,548	1,577,628
Other assets	4,204,051	550,636
Due from affiliates	131,849	218,113

Total assets	$357,707,593	$267,882,417

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$133,159,210	$50,201,779
Capital leases payable	377,870	456,869
Accounts payable	3,335,409	2,127,611
Accrued expenses	6,667,989	4,572,594
Dividends payable	3,157,504	—
Deferred income	331,661	—
Due to affiliates	700,671	584,643

Total liabilities	147,730,314	57,943,496
Minority interest	38,304,362	37,646,673
Commitments and contingencies (see Note 10)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,810,447 and 25,730,047 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	258,104	257,300
Additional paid-in capital	180,047,727	179,226,668
Unearned compensation	(5,125,089)	(5,564,401)
Accumulated deficit	(3,507,825)	(1,627,319)

Total owners’ equity	171,672,917	172,292,248

Total liabilities and owners’ equity	$357,707,593	$267,882,417

     See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	The Company	The Predecessor	The Company	The Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
REVENUE
Rooms	$19,622,421	$7,611,394	$35,082,931	$14,590,287
Food and beverage	3,089,667	1,474,915	5,200,552	2,797,012
Other	755,382	239,336	1,331,454	471,102

Total hotel revenue	23,467,470	9,325,645	41,614,937	17,858,401
Interest income from notes receivable	2,026,680	—	2,871,141	—
Asset management fees from related parties	339,627	—	659,322	—

Total Revenue	25,833,777	9,325,645	45,145,400	17,858,401
EXPENSES
Hotel operating expenses
Rooms	4,338,172	1,729,594	7,884,390	3,366,255
Food and beverage	2,199,607	1,070,550	3,737,800	2,113,005
Other direct	420,945	198,682	777,401	370,117
Indirect	7,365,392	3,444,625	13,751,419	6,454,081
Management fees (see Note 9)	702,329	279,724	1,283,060	535,730

Total hotel expenses	15,026,445	6,723,175	27,434,070	12,839,188
Property taxes, insurance, and other	1,423,588	601,463	2,610,458	1,224,659
Depreciation and amortization	2,197,175	1,077,332	3,959,240	2,192,332
Corporate general and administrative:
Stock-based compensation	591,309	—	1,187,008	—
Other corporate and administrative	2,508,092	—	4,420,608	—

Total Operating Expenses	21,746,609	8,401,970	39,611,384	16,256,179

OPERATING INCOME	4,087,168	923,675	5,534,016	1,602,222
Interest income	38,997	8,451	131,237	16,849
Interest expense	(1,637,902)	(1,380,338)	(2,410,412)	(2,925,463)
Amortization of loan costs	(258,908)	(132,330)	(349,311)	(90,403)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	2,229,355	(580,542)	2,905,530	(1,396,795)
Provision for income taxes	(156,700)	—	(156,700)	—
Minority interest	(378,467)	—	(500,264)	—

NET INCOME (LOSS)	$1,694,188	$(580,542)	$2,248,566	$(1,396,795)

Net Income Per Share:
Basic	$0.07		$0.09

Fully diluted	$0.07		$0.09

Weighted Average Shares Outstanding:
Basic	25,045,345		25,034,796

Fully diluted	30,964,556		30,919,957

     See notes to consolidated and combined financial statements.

Ashford Hospitality Trust, Inc.

Consolidated Statement of Owners’ Equity
For the Six Months Ended June 30, 2004
(Unaudited)

	Common Stock		Additional
	Number of	$0.01	Paid-In	Unearned	Accumulated
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance at December 31, 2003	25,730,047	$257,300	$179,226,668	$(5,564,401)	$(1,627,319)	$172,292,248
Amortization of Unearned Compensation	—	—	—	1,172,175	—	1,172,175
Issuance of Restricted Shares to Employees	70,400	704	732,159	(732,863)	—	—
Issuance of Shares to Directors	10,000	100	88,900	—	—	89,000
Dividends Declared	—	—	—	—	(4,129,072)	(4,129,072)
Net Income	—	—	—	—	2,248,566	2,248,566

Balance at June 30, 2004	25,810,447	$258,104	$180,047,727	$(5,125,089)	$(3,507,825)	$171,672,917

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	The Company	The Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$2,248,566	$(1,396,795)
Adjustments to reconcile net income (loss) to net cash flow provided by operations:
Depreciation and amortization	3,959,240	2,192,332
Amortization of deferred financing costs	425,735	264,659
Amortization of unearned compensation	1,187,008	—
Minority interest	500,264	—
Changes in assets and liabilities:
Accounts receivable and inventories	(1,597,527)	175,364
Prepaids, other assets, and due from affiliates	(3,134,809)	670,471
Restricted cash	(1,609,024)	453,744
Accounts payable, accrued expenses, dividends payable, deferred income, and due to affiliates	1,532,165	279,115

Net cash flow provided by operating activities	3,511,618	2,638,890
Cash flows from investing activities:
Acquisitions of notes receivable	(61,600,000)	—
Acquisitions of hotel properties	(42,055,227)	—
Improvements and additions to hotel properties	(5,728,812)	(50,484)

Net cash flow used in investing activities	(109,384,039)	(50,484)
Cash flows from financing activities:
Distributions paid to owners	—	(1,722,068)
Contributions received from owners	—	215,000
Borrowings on indebtedness and capital leases	60,587,062	—
Payments on indebtedness and capital leases	(203,843)	(122,432)
Payments of deferred financing costs	(2,161,437)	—

Net cash flow provided by (used in) financing activities	58,221,782	(1,629,500)

Net change in cash and cash equivalents	(47,650,639)	958,906
Cash and cash equivalents, beginning balance	76,254,052	2,968,814

Cash and cash equivalents, ending balance	$28,603,413	$3,927,720

     See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2004
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

The IPO consisted of the sale of 22,500,000 shares of common stock (“initial shares”), which included 22,336,478 shares sold to the public at a price of $9 per share and 163,522 shares sold to affiliates at a price of $8.37 a share. The IPO generated gross proceeds of approximately $202.4 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $185.3 million. In addition to the initial shares, 500,000 shares of common stock were sold to Messrs. Archie and Montgomery Bennett, the Company’s Chairman and Chief Executive Officer, respectively, 216,634 shares of common stock were conveyed to a limited partnership owned by Messrs. Archie and Montgomery Bennett, 25,000 shares of restricted common stock were issued to Company directors, 65,024 shares of common stock were issued to the underwriters, and 650,300 shares of restricted common stock were issued to Company executives and certain employees of the Company and its affiliates. In total, 23,956,958 shares of common stock were issued in connection with the Company’s formation. In addition, 5,657,917 units of limited partnership interest, valued at $9 per unit, were issued to Company executives and certain employees of the Company and its affiliates.

On September 26, 2003, the Company issued an additional 1,734,072 shares of common stock at a price of $9 per share as a result of the exercise of the underwriters’ over-allotment option. This generated additional gross proceeds of approximately $15.6 million, or net proceeds of approximately $14.5 million after considering the underwriters’ fees of approximately $1.1 million. Concurrent with this, the Company issued an additional 39,017 shares of restricted common stock to its executives and certain employees of the Company and its affiliates. On March 15, 2004, the Company issued an additional 70,400 shares of restricted common stock to its executives and certain employees. On April 1, 2004, the Company issued an additional 106,675 units of limited partnership interest in connection with the acquisition of a hotel property. On May 19, 2004, the Company issued an additional 10,000 shares of common stock to its directors as compensation for serving on the board through May 2005.

As of June 30, 2004, the Company owned eighteen hotel properties in eleven states with 3,104 rooms, and had acquired or originated mezzanine loans receivable of approximately $71.6 million.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Company’s operating partnership, which, as of June 30, 2004, was owned 81.74% by the Company and 18.26% by: a) Company executives, b) certain employees of the Company and its affiliates, and c) other minority interest holders, leases its hotels to Ashford TRS Corporation (“Ashford TRS”), which is a wholly-owned subsidiary of the operating partnership. Ashford TRS then engages hotel management companies to operate the hotels under management contracts. Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. Therefore, the Company’s operating partnership and principal source of funds is dependent on Ashford TRS’s ability to generate cash flow from the operation of the Company’s hotels.

2. Basis of Presentation

The consolidated financial statements presented herein include all of the accounts of the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this report includes the combined financial statements of the Predecessor.

These consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and disclosures required by GAAP for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, the operations of the Company’s hotels have historically been seasonal. This seasonality pattern can be expected to cause fluctuations in the Company’s operating results. Consequently, operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

These consolidated and combined financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2003, included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2004. The accounting policies used in preparing these consolidated and combined financial statements are consistent with those described in such Form 10-K.

3. Significant Accounting Policies Summary

Principles of Consolidation — The Company’s consolidated financial statements include the Company and its majority-owned subsidiaries. The Predecessor’s financials statements are presented on a combined basis as a result of common ownership and control. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

Revenue Recognition – Hotel revenues include room, food, beverage, and other hotel revenues such as long-distance telephone service, laundry, and space rentals. Interest income from notes receivable represents interest earned on the Company’s mezzanine loans receivable portfolio. Asset management fees relate to asset management services performed on behalf of an affiliate, including risk management and insurance procurement, assistance with taxes, negotiating franchise agreements and equipment leases, monitoring compliance with loan covenants, preparation of capital and operating budgets, and property litigation management. Revenues are recognized as the related services are delivered.

Use of Estimates – The preparation of these consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Hotel Properties – The initial six hotel properties are stated at the Predecessor’s historical cost, net of any impairment charges, plus an approximate $8.1 million minority interest partial step-up recorded upon formation of the Company on August 29, 2003, related to the acquisition of minority interest from unaffiliated parties associated with four of the initial properties. Hotel properties acquired subsequent to the Company’s formation are stated at cost. Improvements and additions which extend the life of the property are capitalized.

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

Notes Receivable – The Company provides mezzanine financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or fair value of collateral. A reserve for loan losses is recorded through a charge to income for any shortfall.

Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

Stock-based Compensation — The Company accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In connection with the Company’s formation, the Company established an Employee Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company has issued 784,717 shares of restricted common stock to its executives, directors, and certain employees of the Company and its affiliates and 10,000 shares of non-restricted common stock to its directors. Of the 784,717 restricted shares issued, 759,717 vest over three years and 25,000 vested over six months. Although the 10,000 non-restricted shares issued are immediately vested, these shares represent compensation for the subsequent year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2004, no performance-based stock awards have been issued other than the restricted shares discussed above. Consequently, stock-based compensation as determined under the intrinsic-value method is the same under the fair-value method.

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Net income applicable to common shareholders — basic	$1,694,188	$2,248,566
Add back minority interest	378,467	500,264

Net income applicable to common shareholders — diluted	$2,072,655	$2,748,830

Weighted average shares outstanding — basic	25,045,345	25,034,796
Weighted average units of limited partnership interest	5,763,420	5,710,668
Incremental diluted shares related to unvested restricted shares	155,791	174,493

Weighted average shares outstanding — diluted	30,964,556	30,919,957

Net income per share — basic	$0.07	$0.09

Net income per share — diluted	$0.07	$0.09

Segments – The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. The Predecessor only operated within the direct hotel investments segment.

Recent Accounting Pronouncements –

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

Since November 2003, the Company has acquired or originated a $71.6 million portfolio of mezzanine loans receivable, each of which are secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All of these mezzanine loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these mezzanine loans. Therefore, the Company will not consolidate the hotels for which it has provided financing. Hence, the adoption of FIN No. 46 did not have a material impact on the Company’s results of operations, financial position, or cash flows. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria and such entities will be consolidated, if required.

4. Investment in Hotel Properties

Investment in Hotel Properties consists of the following as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Land	$39,444,763	$28,652,386
Buildings and improvements	196,620,170	143,811,837
Furniture, fixtures, and equipment	28,980,005	22,002,543

Total cost	265,044,938	194,466,766
Accumulated depreciation	(24,652,369)	(20,742,768)

Investment in hotel properties, net	$240,392,569	$173,723,998

On March 24, 2004, the Company acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.6 million in cash, which generated an increase in Investment in Hotel Properties of approximately $25.4 million.

On April 1, 2004, the Company acquired a hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership for approximately $23.1 million, which consisted of approximately $6.3 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $1.1 million worth of limited partnership units, which equates to 106,675 units based on the market price of the Company’s common stock on the date of issuance. Considering closing costs, this acquisition generated an increase in

Investment in Hotel Properties of approximately $23.3 million.

On May 17, 2004, the Company acquired a hotel property in Baltimore, Maryland, from The Buccini/Pollin Group for approximately $15.9 million, which included approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $16.2 million.

5. Notes Receivable

Notes receivable consists of the following as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
$10 million mezzanine loan secured by one hotel property, matures August 2006, at an interest rate of LIBOR plus 9% with a 2% LIBOR floor, with interest-only payments through August 2004 plus principal payments thereafter based on a twenty-five year amortization schedule	$10,000,000	$10,000,000
$15 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	15,000,000	—
$25 million mezzanine loan secured by 17 hotel properties, matures July 2005, at an interest rate of LIBOR plus 8.7% with a 2.5% LIBOR floor, with principal and interest payments due monthly based on a twenty-five year amortization schedule	24,876,076	—
$15 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	15,000,000	—
$6.6 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor, with interest-only payments through maturity	6,707,994	—

Total	$71,584,070	$10,000,000

Since December 31, 2003, the $15 million, $24.9 million, $15 million, and $6.7 million notes receivable, as described sequentially in the above table, were acquired or originated on January 23, 2004, March 4, 2004, March 19, 2004, and March 24, 2004, respectively. As of June 30, 2004, all notes receivable balances were current, and no reserve for loan losses has been recorded.

In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity.

6. Indebtedness

Indebtedness consists of the following as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
$60 million secured credit facility secured by eight hotel properties, matures February 5, 2007, at an interest rate of LIBOR plus 3.25%, with interest-only payments due monthly, with a commitment fee of 0.45% to 0.55% on the unused portion of the line payable quarterly	$60,000,000	$—
Mortgage note payable secured by one hotel property, matures December 31, 2006, at an interest rate of the greater of LIBOR plus 3.5% or 5.5%, with interest-only payments due monthly plus principal payments of $20,000 due monthly beginning January 1, 2005, with a 1% mandatory exit fee and a 0.5% one-year extension fee	16,000,000	16,000,000
Mortgage note payable secured by five hotel properties, matures December 31, 2007, at an interest rate of LIBOR plus 3.25% with a 4.75% total floor, with interest-only payments due monthly plus principal payments of $57,000 due monthly beginning January 1, 2006, with a $180,000 mandatory exit fee and a 0.5% one-year extension fee	28,387,063	27,800,000
Mortgage note payable secured by one hotel property, matures January 1, 2006, at an interest rate of 7.08%, with principal and interest payments due monthly of approximately $46,000 and a 1% mandatory exit fee	6,350,006	6,401,779
Mortgage note payable secured by one hotel property, matures December 31, 2005, at an interest rate of 7.25%, with principal and interest payments due monthly of approximately $114,000	15,616,804	—
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.5%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $24,000 by maturity	6,805,337	—

Total	$133,159,210	$50,201,779

The $28.4 million mortgage note payable relates to a $36 million non-recourse loan, of which the amount outstanding is presently reduced by a holdback provision of $7.6 million earmarked for capital expenditures related to the properties securing this loan.

On February 5, 2004, the Company completed the $60.0 million secured credit facility, of which approximately $49.8 million of the proceeds were funded March 24, 2004 and the remainder was funded May 17, 2004. The credit facility allows for an increase to $75.0 million subject to certain conditions.

On April 1, 2004, in connection with the acquisition of a hotel property, the Company assumed a mortgage note payable of approximately $15.7 million, which has an outstanding balance of approximately $15.6 million as of June 30, 2004.

On May 17, 2004, in connection with the acquisition of a hotel property, the Company assumed a mortgage note payable of approximately $6.8 million.

In general, the Company’s mortgage notes payable agreements require exit fees based on the principal outstanding at the time the mortgage is repaid. In addition, the Company’s $6.4 million, $15.6 million, and $6.8 million mortgage notes payable agreements generally require decreasing prepayment penalties through maturity.

7. Employee Stock Grants

Upon consummation of the IPO and subsequent exercise of the underwriters’ over-allotment, the Company issued 714,317 shares of restricted common stock to its executives, directors, and certain employees of the Company and its affiliates. Of the 714,317 shares issued, 689,317 vest over three years and 25,000 vested over six months. These shares are charged to compensation expense on a straight-line basis based on the IPO price of $9 per share.

On March 15, 2004, the Company issued an additional 70,400 shares of restricted common stock to its executives and certain employees. These shares vest over three years and are charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.41 per share.

On May 19, 2004, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the board through May 2005. These shares are immediately vested and are charged to compensation expense over the year of service on a straight-line basis based on the closing price on the date of issuance of $8.90 per share.

For the three and six months ended June 30, 2004, the Company recognized compensation expense of approximately $600,000 and $1.2 million, respectively, related to these shares.

8. Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on August 29, 2003, and subsequent exercise of the underwriters’ over-allotment option on September 26, 2003, the Company issued 5,657,917 units of limited partnership interest to affiliates. On April 1, 2004, the Company issued an additional 106,675 units of limited partnership interest in connection with the acquisition of a hotel property. As of June 30, 2004, these units of limited partnership interest represent an 18.26% minority interest ownership. Beginning one year after issuance, each unit of limited partnership interest may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion.

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

Upon formation of the Company on August 29, 2003, the Company is now obligated to pay such affiliates a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues as well as an annual incentive management fee, if certain operational criteria are met, b) a market service fee on the approved capital improvements, including a project management fee of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors.

Under these agreements, the Company or its Predecessor paid the following amounts during the three and six months ended June 30, 2004 and 2003:

	The Company	The Predecessor	The Company	The Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Management fees (a)	$702,329	$279,724	$1,283,060	$535,730
Market service and project management fees	53,174	27,681	149,165	32,113
Special Limited Partner fees (b)	—	196,568	—	383,312
Other reimbursements	198,509	171,897	372,829	343,794

Total	$954,012	$675,870	$1,805,054	$1,294,949

(a) For the three and six months ended June 30, 2004, the above table includes management fees of approximately $92,000 and $169,000, respectively, related to third party managers not considered to be related parties. As of June 30, 2004, these third parties manage five of the Company’s eighteen hotels. For the three and six months ended June 30, 2004, the Company also accrued incentive fees to related parties of approximately $109,000 and $109,000, respectively, which are included in indirect hotel operating expenses.

(b) Upon formation of the Company on August 29, 2003 and related redemption of the Company’s interest in its Special Limited Partner, the Special Limited Partner fee ceased to exist.

The management agreement with an affiliate includes an exclusivity clause that requires the Company to engage the affiliate, unless our independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage the affiliate because special circumstances exist or, based on the affiliate’s prior performance, it is believed that another manager or developer could perform the duties materially better.

In addition to the above, these affiliates also pay for certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, and travel. Such charges are allocated to the Company based on various methodologies, including headcount, office space, usage, and actual amounts incurred. For the three and six months ended June 30, 2004, such costs were approximately $231,000 and $601,000, respectively, which are reimbursed by the Company monthly.

In May 2004, the Company engaged a financial services firm to act as a financial advisor in obtaining permanent financing related to various hotel properties. A Company board member is an employee and principal of this firm, and the engagement of such firm was approved by the Company’s board.

10. Commitments and Contingencies

Restricted Cash — Under existing mortgage loan agreements, the Company is obligated to escrow payments for insurance and real estate taxes. In addition, for certain properties with debt the Company is obligated to escrow 4% of gross revenue for capital improvements.

Franchise Fees — Under the existing franchise agreements, the Company is obligated to pay the franchisors royalty fees between 2.5% and 5% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. Franchise fees are included in indirect operating expenses in the accompanying consolidated and combined statements of operations. These franchise agreements expire beginning in 2017 through 2024. When the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.

Management Fees — Under the existing management agreements, the Company is obligated to pay a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues, or in some cases just 3% of gross revenues, as well as an annual incentive management fee, if applicable, b) a market service fee on the approved capital improvements, including a project management fee of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire beginning in 2006 through 2013, with renewal options on those related to affiliates of up to twenty-five additional years. In addition, if the Company terminates a management agreement on one of the initial properties prior to its expiration due to sale of the property, the Company may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement on one of the hotels acquired after the Company’s formation, or on one of the initial properties for reasons other than sale of the property, the Company may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel.

Dividends — On March 15, 2004, the Company declared a cash dividend of approximately $1.9 million, or $0.06 per fully-diluted share, for shareholders and units of limited partnership of record on March 31, 2004, to be paid on April 15, 2004. On June 16, 2004, the Company declared a cash dividend of approximately $3.2 million, or $0.10 per fully-diluted share, for shareholders and units of limited partnership of record on June 30, 2004, to be paid on July 15, 2004.

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

11. Supplemental Cash Flow Information

During the six months ended June 30, 2004 and 2003, interest paid was approximately $2.3 million and $2.8 million, respectively.

During the six months ended June 30, 2004, the Company recorded the following non-cash transactions: a) on June 16, 2004, the Company declared a cash dividend of approximately $3.2 million, or $0.10 per fully-diluted share, for shareholders and units of limited partnership of record on June 30, 2004, to be paid on July 15, 2004, b) on March 15, 2004, the Company issued 70,400 shares of restricted common stock to its executives and certain employees, c) on April 1, 2004, the Company assumed approximately $15.7 million in mortgage debt related to the acquisition of a hotel property, d) on April 1, 2004, the Company issued 106,675 units of limited partnership interest related to the acquisition of a hotel property, e) on May 17, 2004, the Company assumed approximately $6.8 million in mortgage debt related to the acquisition of a hotel property, and f) on May 19, 2004, the Company issued 10,000 shares of common stock to its directors.

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

The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, provision for income taxes, and minority interest. For the three months ended June 30, 2004, financial information related to the Company’s reportable segments was as follows:

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$23,807,097	$2,026,680	$—	$25,833,777
Operating expenses	16,450,033	—	—	16,450,033
Depreciation and amortization	2,197,175	—	—	2,197,175
Corporate general and administrative	—	—	3,099,401	3,099,401

Operating income (loss)	5,159,889	2,026,680	(3,099,401)	4,087,168
Interest income	—	—	38,997	38,997
Interest expense	—	—	(1,637,902)	(1,637,902)
Amortization of loan costs	—	—	(258,908)	(258,908)

Income (loss) before minority interest and provision for income taxes	5,159,889	2,026,680	(4,957,214)	2,229,355
Provision for income taxes	—	—	(156,700)	(156,700)
Minority interest	—	—	(378,467)	(378,467)

Net income (loss)	$5,159,889	$2,026,680	$(5,492,381)	$1,694,188

For the six months ended June 30, 2004, financial information related to the Company’s reportable segments was as follows:

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$42,274,259	$2,871,141	$—	$45,145,400
Operating expenses	30,044,528	—	—	30,044,528
Depreciation and amortization	3,959,240	—	—	3,959,240
Corporate general and administrative	—	—	5,607,616	5,607,616

Operating income (loss)	8,270,491	2,871,141	(5,607,616)	5,534,016
Interest income	—	—	131,237	131,237
Interest expense	—	—	(2,410,412)	(2,410,412)
Amortization of loan costs	—	—	(349,311)	(349,311)

Income (loss) before minority interest and provision for income taxes	8,270,491	2,871,141	(8,236,102)	2,905,530
Provision for income taxes	—	—	(156,700)	(156,700)
Minority interest	—	—	(500,264)	(500,264)

Net income (loss)	$8,270,491	$2,871,141	$(8,893,066)	$2,248,566

As of June 30, 2004, aside from the Company’s $71.6 million portfolio of mezzanine notes receivable, all assets of the Company primarily relate to the direct hotel investments segment.

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

On May 17, 2004, the Company acquired a hotel property in Baltimore, Maryland, from The Buccini/Pollin Group for approximately $15.9 million, which consisted of approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt. The accompanying consolidated financial statements include the results of the acquired hotel since the date of acquisition. The purchase price was the result of an arms’ length negotiation, and the Company did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary subject to further internal review and third-party appraisals. Annualized revenue of the acquired hotel is approximately $3.9 million. The Company used proceeds from borrowings to fund this acquisition.

The following unaudited pro forma statements of operations for the three and six months ended June 30, 2004 is based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions, as if such transactions occurred at the beginning of the periods presented.

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Total revenues	$26,374,693	$50,526,566
Operating expenses	22,286,006	44,162,083

Operating income	4,088,687	6,364,483
Interest income	38,997	131,237
Interest expense and amortization of loan costs	(1,990,248)	(3,756,071)

Income before minority interest and provision for income taxes	2,137,436	2,739,649
Provision for income taxes	(84,946)	(84,946)
Minority interest	(374,785)	(484,749)

Net income	$1,677,705	$2,169,954

Net income per share:
Basic	$0.07	$0.09

Fully diluted	$0.07	$0.09

Weighted average shares outstanding:
Basic	25,045,345	25,034,796

Fully diluted	30,965,728	30,973,881

14. Subsequent Events

On July 7, 2004, the Company acquired a hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash, with an additional $5.6 million planned for future capital improvements. The purchase price was the result of an arms’ length negotiation, and the Company did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary subject to further internal review and third-party appraisals. Annualized revenue of the acquired hotel is approximately $9.0 million. The Company used proceeds from borrowings to fund this acquisition.

On July 7, 2004, the Company executed a $14.8 million mortgage note payable, secured by one hotel property, at an interest rate of LIBOR plus 3.5%, with a 5% total floor. The mortgage note payable matures July 31, 2007 with two one-year extension options, with interest-only payments due monthly plus principal payments of $20,000 due monthly beginning July 1, 2006. The Company immediately completed a draw of approximately $9.7 million related to this loan, and anticipates that the balance will be drawn in the near future to fund capital improvements.

On July 14, 2004, the Company executed a $45.6 million credit facility. To date, the Company has drawn approximately $37.5 million of this credit facility, which is secured by approximately $56.0 million of mezzanine notes receivable, at an interest rate of LIBOR plus 6.25%, with a 2% LIBOR floor. The credit facility matures July 14, 2007 with no additional advances permitted the final year, requires interest-only payments due monthly during the two-year revolving period with monthly principal amortization required thereafter, and a commitment fee of 0.5% on the unused portion of the line after 180 days payable monthly.

On July 20, 2004, the Company’s Radisson Hotel in Covington, Kentucky, experienced a fire on one of its hotel floors. The hotel was subsequently closed for approximately three days due to lack of electrical power. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of this fire.

On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus contingent consideration to be paid, if earned, no later than April 30, 2005. The purchase price was the result of an arms’ length negotiation. In addition, the Company anticipates capital improvements related to such properties of approximately $600,000. Annualized revenues of these four hotel properties are approximately $7.8 million. The Company utilized cash from borrowings to fund the acquisition of these properties.

On July 23, 2004, the Company executed a $19.6 million mortgage note payable, secured by four hotel properties, at an interest rate of LIBOR plus 3.5%, with a 5% total floor. The mortgage note payable matures July 31, 2007 with two one-year extension options, with interest-only payments due monthly plus principal payments of $25,000 due monthly beginning August 1, 2006.

On August 4, 2004, the Company announced that it has executed a commitment to increase its $6.8 million mortgage note payable, which matures April 1, 2011, to $12.0 million and reduce the overall interest rate to the average weekly yield for 30-day commercial paper plus 3.4%.

On August 4, 2004, the Company announced it will be acquiring nine hotel properties from Dunn Hospitality Group for approximately $59.0 million in cash and $3 million worth of limited partnership units, which equates to approximately 333,333 units based on the expected market price of the Company’s stock on the date of issuance. In addition, the Company plans an additional $7.0 million for future capital improvements. The purchase price was the result of an arms’ length negotiation. Annualized revenues of these nine hotel properties are approximately $20.1 million. The Company plans to utilize cash from borrowings to fund the acquisition of these properties. The acquisition is expected to close in late August 2004.

On August 4, 2004, the Company announced a commitment for an $80.0 million revolving credit facility, which will be secured by the Company’s mezzanine notes receivable, at an interest rate of the greater of 7.5% or LIBOR plus 5.5%. The credit facility matures August 2007 with two one-year extension options, requires interest-only payments due monthly plus principal amortization terms consistent with each mezzanine note receivable pledged, and an origination fee of 1%.

On August 4, 2004, the Company announced a commitment for a $210.0 million term loan, secured by 25 hotel properties, at an interest rate of LIBOR plus 1.95%. The term loan matures August 2006, with three one-year extension options, requires interest-only payments due monthly, and requires a 1% origination fee. In connection with this term loan, the Company plans to repay its $16.0 mortgage note payable, due December 31, 2006, repay its $28.4 million mortgage note payable (which increased prior to payoff), due January 1, 2006, repay its $9.7 million mortgage note payable, due July 31, 2007, pay down its $19.6 million mortgage note payable, due July 31, 2007, to approximately $9.3 million, pay down its $60.0 million credit facility, due February 5, 2007, to approximately $3.1 million, and fund the acquisition of nine hotel properties from Dunn Hospitality Group for approximately $59.0 million. Unamortized loan costs associated with the repaid mortgage notes is approximately $1.0 million, which will be charged off. In addition, the Company announced that it plans to purchase: a) an interest rate swap on $105.0 million of this term loan in order to incur a fixed rate while reducing its variable interest exposure and b) an interest rate cap of 6.0% on $210.0 million, with an anticipated sale of an identical interest rate cap of $105.0 million.

On August 4, 2004, the Company announced that its $60.0 million credit facility will be modified such that the interest rate will be reduced from LIBOR plus 3.25% to LIBOR plus a range of 2.0% to 2.3% depending on the loan-to-value ratio, and maturity was extended from February 5, 2007 to August 2007, with two one-year extension options.

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

Executive Overview

We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of June 30, 2004, we owned eighteen hotels, $71.6 million of mezzanine loans receivable, and eight asset management and consulting contracts. Six of these hotels were contributed upon our formation, five of these hotels were acquired October 8, 2003, four of these hotels were acquired November 24, 2003, and three of these hotels were acquired at various times throughout 2004. All of the mezzanine loans receivable were originated or acquired since November 26, 2003. The twelve hotel properties acquired since our formation contributed approximately $13.4 million and $1.9 million to our total revenue and net income, respectively, for the three months ended June 30, 2004, and approximately $22.6 million and $3.1 million to our total revenue and net income, respectively, for the six months ended June 30, 2004.

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

The following table illustrates the key performance indicators for the three and six months ended June 30, 2004 and 2003 for our initial properties (“comparable hotels”), which represent the six hotels we’ve owned throughout the comparative periods presented (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Comparable (six hotels)
Room revenues	$8,230,715	$7,611,394	$15,615,287	$14,590,287
RevPar	$82.68	$76.45	$78.43	$73.68
Occupancy	73.79%	74.18%	69.72%	70.12%
ADR	$112.04	$103.07	$112.49	$105.08
Embassy Suites (four hotels)
Room revenues	$6,114,923	$5,477,332	$12,200,841	$11,065,389
RevPar	$100.29	$89.84	$100.06	$91.25
Occupancy	79.45%	77.87%	79.07%	77.07%
ADR	$126.23	$115.37	$126.55	$118.39
Radisson Hotels (two hotels)
Room revenues	$2,115,792	$2,134,062	$3,414,446	$3,524,898
RevPar	$54.84	$55.31	$44.25	$45.93
Occupancy	64.84%	68.35%	54.95%	59.14%
ADR	$84.57	$80.92	$80.53	$77.67

Results of Operations

We believe the lodging industry was negatively affected in 2003 by low levels of business travel resulting from a weak economy

(predominantly in the first half of the year), the war in Iraq, continued changes in terrorist threat levels, and travel reductions and restrictions related to severe acute respiratory syndrome, or SARS. Strong economic growth in the United States economy in the second half of 2003 and first half of 2004 helped improve lodging demand.

Our industry outlook for the remainder of 2004 is optimistic. Historically, we have seen that lodging demand in the United States correlates to U.S. Gross Domestic Product (GDP) growth, with typically a two quarter lag period. Therefore, given the relatively strong U.S. GDP growth experienced in late 2003 through the first half of 2004, and the forecasts for the remainder of 2004, we are optimistic about improvement in lodging demand throughout the remainder of 2004. In addition, based on these GDP forecasts, as well as the anticipated strengthening of corporate profits and capital investment, we expect an increase in business-related travel and improvement in the pace of group bookings.

The consolidated and combined financial information presented herein include all of the accounts of the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this report includes the combined financial information of certain affiliates of Remington Hotel Corporation (the “Predecessor”).

The following table reflects key line items from our consolidated and combined statements of operations for the three months ended June 30, 2004 and 2003 (unaudited):

	The Company	The Predecessor
	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	June 30, 2004	June 30, 2003	2003 to 2004
Total revenue	$25,833,777	$9,325,645	$16,508,132
Total hotel expenses	15,026,445	6,723,175	(8,303,270)
Property taxes, insurance, and other	1,423,588	601,463	(822,125)
Depreciation and amortization	2,197,175	1,077,332	(1,119,843)
Corporate general and administrative	3,099,401	—	(3,099,401)
Operating income	4,087,168	923,675	3,163,493
Interest income	38,997	8,451	30,546
Interest expense	(1,637,902)	(1,380,338)	(257,564)
Amortization of loan costs	(258,908)	(132,330)	(126,578)
Provision for income taxes	(156,700)	—	(156,700)
Minority interest	(378,467)	—	(378,467)
Net income (loss)	$1,694,188	$(580,542)	$2,274,730

The following table reflects key line items from our consolidated and combined statements of operations for the six months ended June 30, 2004 and 2003 (unaudited):

	The Company	The Predecessor
	Six Months	Six Months	Favorable (Unfavorable)
	Ended	Ended	Change
	June 30, 2004	June 30, 2003	2003 to 2004
Total revenue	$45,145,400	$17,858,401	$27,286,999
Total hotel expenses	27,434,070	12,839,188	(14,594,882)
Property taxes, insurance, and other	2,610,458	1,224,659	(1,385,799)
Depreciation and amortization	3,959,240	2,192,332	(1,766,908)
Corporate general and administrative	5,607,616	—	(5,607,616)
Operating income	5,534,016	1,602,222	3,931,794
Interest income	131,237	16,849	114,388
Interest expense	(2,410,412)	(2,925,463)	515,051
Amortization of loan costs	(349,311)	(90,403)	(258,908)
Provision for income taxes	(156,700)	—	(156,700)
Minority interest	(500,264)	—	(500,264)
Net income (loss)	$2,248,566	$(1,396,795)	$3,645,361

Comparison of the Three Months Ended June 30, 2004 and June 30, 2003

Revenue. Total revenue for the three months ended June 30, 2004 increased approximately $16.5 million or 177.0% from total revenue for the three months ended June 30, 2003, primarily due to approximately $13.4 million in revenues attributable to the acquisitions of five hotel properties on October 8, 2003, four hotel properties on November 25, 2003, and three hotel properties at various times throughout 2004, as well as approximately $2.0 million of interest income earned on the Company’s $71.6 million mezzanine loans receivable portfolio, all of which was acquired or originated since November 26, 2003. In addition, revenues for comparable hotels increased due to increases in both room revenues and food and beverage revenues.

Room revenues at comparable hotels for the three months ended June 30, 2004 increased approximately $619,000 or 8.1% compared to the same quarter of 2003, primarily due to an increase in RevPar from $76.45 to $82.68, which consisted of an 8.7% increase in ADR offset slightly by a 0.5% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in ADR. In particular, the Las Vegas and Dulles markets recovered significantly, and the two Embassy Suites at these locations performed accordingly. However, occupancy decreased significantly at the Holtsville Radisson due to substantial group sales related to certain customers in the second quarter of 2003 that did not recur in 2004 and new area competition, which generated the overall slight decline in occupancy at comparable hotels.

Food and beverage revenues at comparable hotels for the three months ended June 30, 2004 increased approximately $86,000 or 5.8% compared to the second quarter of 2003. Food and beverage revenues increased at several hotels due to increases in occupancy, while certain hotels also experienced an increase in banquets.

Other revenues at comparable hotels for the three months ended June 30, 2004 were virtually flat compared to the second quarter of 2003.

Interest income from notes receivable increased to approximately $2.0 million for the three months ended June 30, 2004, compared to zero for the second quarter of 2003 due to the mezzanine loans receivable portfolio of approximately $71.6 million, which was acquired or originated since November 2003.

Asset management fees increased to approximately $340,000 for the three months ended June 30, 2004, compared to zero for the second quarter of 2003 due to the eight asset management and consulting contracts acquired from an affiliate upon formation of the Company on August 29, 2003.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $8.3 million or 123.5% for the three months ended June 30, 2004 compared to the second quarter of 2003, primarily due to approximately $8.5 million of expenses associated with the twelve hotel properties acquired since the third quarter of 2003. In addition, hotel operating expenses at comparable hotels experienced a decrease of approximately $193,000 or 2.9% for the three months ended June 30, 2004 compared to the second quarter of 2003, primarily due to a decrease in indirect expenses, offset by a slight increase in rooms expense.

Rooms expense at comparable hotels increased approximately $89,000 or 5.1% for the three months ended June 30, 2004 compared to the second quarter of 2003 primarily due to increased occupancy at certain hotels and virtually flat costs at hotels experiencing comparable or decreased occupancy due to the fixed nature of maintaining staff. Indirect expenses at comparable hotels decreased approximately $301,000 or 8.7% for the three months ended June 30, 2004 compared to the second quarter of 2003. Indirect expenses decreased as a result of:

•	decreased general and administrative expenses due to open positions in 2004, and

•	decreased repairs and maintenance due to substantial improvements made by the Predecessor at certain hotels during the second quarter of 2003.

These decreases were partially offset by:

•	increased sales and marketing expenses due to increased headcount and marketing budget at certain hotels,

•	increased franchise fees due to increased room revenues at certain hotels, and

•	increased energy costs due to increased rates.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $822,000 or 136.7% for the three months ended June 30, 2004 compared to the second quarter of 2003, due to approximately $888,000 of expenses associated with the twelve hotel properties acquired since the third quarter of 2003. Aside from the additional hotels acquired, property taxes, insurance, and other incurred in the second quarter of 2004 decreased when compared to the second quarter of 2003, primarily due to decreased insurance rates.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.1 million or 103.9% for the three months ended June 30, 2004 compared to the second quarter of 2003, due to approximately $1.3 million of depreciation associated with the twelve hotel properties acquired since the third quarter of 2003. Aside from the additional hotels acquired, depreciation and amortization decreased in the second quarter of 2004 compared to the second quarter of 2003 as a result of certain assets becoming fully depreciated.

Corporate General and Administrative. Corporate general and administrative expense increased to approximately $3.1 million for the three months ended June 30, 2004 compared to zero for the second quarter of 2003 as a result of expenses associated with becoming a publicly-traded company on August 29, 2003, including salaries, payroll taxes, benefits, insurance, stock-based compensation related to employee stock grants, audit fees, and directors fees. For the quarter ended June 30, 2004, the total includes approximately $591,000 of non-cash expenses associated with the amortization of employee stock grants and approximately $210,000 of offering costs associated with a public offering that was subsequently postponed.

Operating Income. Operating income increased approximately $3.2 million from approximately $924,000 for the three months ended June 30, 2003 to approximately $4.1 million for the three months ended June 30, 2004 as a result of the aforementioned operating results.

Interest Income. Interest income increased approximately $31,000 from approximately $8,000 for the three months ended June 30, 2003 to approximately $39,000 for the three months ended June 30, 2004, primarily due to interest earned on funds received from the Company’s initial public offering and subsequent borrowings.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $384,000 from approximately $1.5 million for the three months ended June 30, 2003 to approximately $1.9 million for the three months ended June 30, 2004. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods.

Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended June 30, 2004, we recognized a provision for income taxes related to Ashford TRS of approximately $157,000.

Minority Interest. Minority interest increased to approximately $378,000 for the three months ended June 30, 2004 compared to zero for the second quarter of 2003. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

Net Income (Loss). Net income (loss) was approximately $1.7 million of net income for the three months ended June 30, 2004 and approximately $581,000 of net loss for the three months ended June 30, 2003, which represents a net income increase of approximately $2.3 million as a result of the aforementioned operating results.

Comparison of the Six Months Ended June 30, 2004 and June 30, 2003

Revenue. Total revenue for the six months ended June 30, 2004 increased approximately $27.3 million or 152.8% from total revenue for the six months ended June 30, 2003, primarily due to approximately $22.6 million in revenues attributable to the acquisitions of five hotel properties on October 8, 2003, four hotel properties on November 25, 2003, and three hotel properties at various times throughout 2004, as well as approximately $2.9 million of interest income earned on the Company’s $71.6 million mezzanine loans receivable portfolio, all of which was acquired or originated since November 26, 2003. In addition, revenues for comparable hotels increased due to increases in both room revenues and food and beverage revenues.

Room revenues at comparable hotels for the six months ended June 30, 2004 increased approximately $1.0 million or 7.0% compared to the same period of 2003 due to an increase in RevPAR from $73.68 to $78.43, which consisted of a 7.1% increase in ADR and a 0.6% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in ADR. In particular, the Las Vegas and Dulles markets recovered significantly, and the two Embassy Suites at these locations performed accordingly. However, occupancy decreased significantly at the Holtsville Radisson due to substantial group sales related to certain customers in the first half of 2003 that did not recur in 2004 and new area competition, which generated the overall slight decline in occupancy at comparable hotels.

Food and beverage revenues at comparable hotels for the six months ended June 30, 2004 increased approximately $167,000 or 6.0% compared to the same period of 2003. Food and beverage revenues increased at several hotels due to increases in occupancy, while certain hotels also experienced an increase in banquets.

Other revenues at comparable hotels for the six months ended June 30, 2004 were virtually flat compared to the comparable period of 2003.

Interest income from notes receivable increased to approximately $2.9 million for the six months ended June 30, 2004, compared to zero for the first half of 2003 due to the mezzanine loans receivable portfolio of approximately $71.6 million, which was acquired or originated since November 2003.

Asset management fees increased to approximately $659,000 for the six months ended June 30, 2004, compared to zero for the first half of 2003 due to the eight asset management and consulting contracts acquired from an affiliate upon formation of the Company on August 29, 2003.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $14.6 million or 113.7% for the six months ended June 30, 2004 compared to the first half of 2003, primarily due to approximately $14.5 million of expenses associated with the twelve hotel properties acquired since the third quarter of 2003. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $76,000 or 0.6% for the six months ended June 30, 2004 compared to the same period of 2003, primarily due to an increase in rooms expense, offset by a decrease in indirect expenses.

Rooms expense at comparable hotels increased approximately $192,000 or 5.7% for the six months ended June 30, 2004 compared to the first half of 2003 primarily due to increased occupancy at certain hotels and virtually flat costs at hotels experiencing comparable or decreased occupancy due to the fixed nature of maintaining staff. Indirect expenses at comparable hotels decreased approximately $160,000 or 2.5% for the six months ended June 30, 2004 compared to the comparable period of 2003. Indirect expenses decreased as a result of:

•	decreased general and administrative expenses due to open positions in 2004, and

•	decreased repairs and maintenance due to substantial improvements made by the Predecessor at certain hotels during 2003.

These decreases were partially offset by:

•	increased sales and marketing expenses due to increased headcount and marketing budget at certain hotels,

•	increased franchise fees due to increased room revenues at certain hotels, and

•	increased energy costs due to increased rates.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $1.4 million or 113.2% for the six months ended June 30, 2004 compared to the first half of 2003, due to approximately $1.5 million of expenses associated with the twelve hotel properties acquired since the third quarter of 2003. Aside from the additional hotels acquired, property taxes, insurance, and other incurred in the first half of 2004 decreased when compared to the same period of 2003, primarily due to decreased insurance rates.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.8 million or 80.6% for the six months ended June 30, 2004 compared to the same period of 2003, due to approximately $2.1 million of depreciation associated with the twelve hotel properties acquired since the third quarter of 2003. Aside from the additional hotels acquired, depreciation and amortization decreased for the six months ended June 30, 2004 compared to the first half of 2003 as a result of certain assets becoming fully depreciated.

Corporate General and Administrative. Corporate general and administrative expense increased to approximately $5.6 million for the six months ended June 30, 2004 compared to zero for the first half of 2003 as a result of expenses associated with becoming a publicly-traded company on August 29, 2003, including salaries, payroll taxes, benefits, insurance, stock-based compensation related to employee stock grants, audit fees, and directors fees. For the six months ended June 30, 2004, the total includes approximately $1.2 million of non-cash expenses associated with the amortization of employee stock grants and approximately $210,000 of offering costs associated with a public offering that was subsequently postponed.

Operating Income. Operating income increased approximately $3.9 million from $1.6 million for the six months ended June 30, 2003 to approximately $5.5 million for the six months ended June 30, 2004 as a result of the aforementioned operating results.

Interest Income. Interest income increased approximately $114,000 from approximately $17,000 for the six months ended June 30, 2003 to approximately $131,000 for the six months ended June 30, 2004, primarily due to interest earned on funds received from the Company’s initial public offering and subsequent borrowings.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased approximately $256,000 from approximately $3.0 million for the six months ended June 30, 2003 to approximately $2.8 million for the six months ended June 30, 2004. Upon completion of the Company’s initial public offering and related formation transactions on August 29, 2003, the Company repaid the majority of its mortgage notes payable. Since that time, the Company has increased its outstanding debt balance with additional borrowings or assumed debt through acquisitions, such that the average debt balance outstanding throughout the first six months of 2004 was similar to the comparative 2003 period. However, the decrease in interest expense and amortization of loan costs is associated with the lower average interest rate incurred on the Company’s current debt portfolio compared to its pre-IPO debt portfolio.

Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the six months ended June 30, 2004, we recognized a provision for income taxes related to Ashford TRS of approximately $157,000.

Minority Interest. Minority interest increased to approximately $500,000 for the six months ended June 30, 2004 compared to zero for the second quarter of 2003. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

Net Income (Loss). Net income (loss) was approximately $2.2 million of net income for the six months ended June 30, 2004 and approximately $1.4 million of net loss for the six months ended June 30, 2003, which represents a net income increase of approximately $3.6 million as a result of the aforementioned operating results.

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

The following table reconciles net income (loss) to FFO for the three and six months ended June 30, 2004 and 2003 (unaudited):

	The Company	The Predecessor	The Company	The Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
NET INCOME (LOSS)	$1,694,188	$(580,542)	$2,248,566	$(1,396,795)

Plus real estate depreciation and amortization	2,180,942	1,077,332	3,940,160	2,192,332
Plus minority interest	378,467	—	500,264	—

Gross FFO	$4,253,597	$496,790	$6,688,990	$795,537

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

During the six months ended June 30, 2004, we completed the following significant transactions, which impacted or will impact our cash flow and liquidity:

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

On February 5, 2004, we executed a $60.0 million secured credit facility, at an interest rate of LIBOR plus 3.25%, of which approximately $49.8 million of the proceeds were funded March 24, 2004. The credit facility matures in three years, is collateralized by eight hotel properties, is subject to certain financial covenants, requires a commitment fee of 0.45% to 0.55% on the unused portion of the line, which is payable quarterly, and allows for an increase to $75.0 million subject to certain conditions of the lender.

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

On March 24, 2004, we acquired a $6.6 million mezzanine loan receivable related to a hotel property in Brooklyn Park, Minnesota. The mezzanine loan bears interest at LIBOR plus 10% with a 2% LIBOR floor and a 5% LIBOR cap and matures in January 2006. In accordance with the loan agreement, we will receive interest-only payments through maturity. In addition, if certain operating conditions are met, we will receive an additional interest payment upon maturity based on an accrual rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor.

On March 24, 2004, we acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.6 million in cash. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $5.8 million. We used proceeds from borrowings to fund this acquisition.

On April 1, 2004, we acquired a hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership for approximately $23.1 million, which consisted of approximately $6.3 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $1.1 million worth of limited partnership units, which equates to 106,675 units based on the market price of the Company’s common stock on the date of issuance. Annualized revenue of the acquired hotel is approximately $9.1 million. We used proceeds from borrowings to fund this acquisition.

On May 17, 2004, we acquired a hotel property in Baltimore, Maryland, from The Buccini/Pollin Group for approximately $15.9 million, which included approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $3.9 million. We used proceeds from borrowings to fund this acquisition.

On June 16, 2004, the Company declared a cash dividend of approximately $3.2 million, or $0.10 per fully-diluted share, for shareholders and units of limited partnership of record on June 30, 2004, to be paid on July 15, 2004.

On April 7, 2004, the Company filed a Form S-11 with the Securities and Exchange Commission to register 8,625,000 shares of its common stock, which includes 7,500,000 shares to be made available for public offering and an additional 1,125,000 shares that may be purchased pursuant to an over-allotment option granted to the underwriters. On June 16, 2004, the Company announced that this proposed public offering had been postponed.

Net Cash Flow Provided By Operating Activities. For the six months ended June 30, 2004, net cash flow provided by operating activities increased approximately $873,000 from approximately $2.6 million for the first half of 2003 to approximately $3.5 million for the first half of 2004. The increase in net cash flow provided by operating activities was primarily attributable to the increase in net income (loss) experienced in 2004, which resulted from improved operations at the six comparable hotels as well as the twelve hotels acquired since October 2003, offset somewhat by the timing of operational payments.

Net Cash Flow Used In Investing Activities. For the six months ended June 30, 2004, net cash flow used in investing activities was approximately $109.4 million, which consisted of approximately $61.6 million of acquisitions or originations of mezzanine loans receivable, approximately $42.1 million related to the acquisition of three hotel properties, and approximately $5.7 million of improvements to various hotel properties, which is consistent with capital improvements anticipated for such properties upon acquisition. For the six months ended June 30, 2003, there was approximately $50,000 of investing activities related to improvements to various hotel properties.

Net Cash Flow Provided By (Used In) Financing Activities. For the six months ended June 30, 2004, net cash flow provided by financing activities was approximately $58.2 million, which primarily relates to the $60.0 million credit facility completed on February 5, 2004 and approximately $587,000 of draws related to a mortgage note payable, offset by payments of related loan costs. For the six months ended June 30, 2003, net cash used in financing activities of approximately $1.6 million primarly relates primarily to distributions to the Predecessor’s owners.

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

Subsequent Events

On July 7, 2004, the Company acquired a hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash, with an additional $5.6 million planned for future capital improvements. The purchase price was the result of an arms’ length negotiation, and the Company did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary subject to further internal review and third-party appraisals. Annualized revenue of the acquired hotel is approximately $9.0 million. The Company used proceeds from borrowings to fund this acquisition.

On July 7, 2004, the Company executed a $14.8 million mortgage note payable, secured by one hotel property, at an interest rate of LIBOR plus 3.5%, with a 5% total floor. The mortgage note payable matures July 31, 2007 with two one-year extension options, with interest-only payments due monthly plus principal payments of $20,000 due monthly beginning July 1, 2006. The Company immediately completed a draw of approximately $9.7 million related to this loan, and anticipates that the balance will be drawn in the near future to fund capital improvements.

On July 14, 2004, the Company executed a $45.6 million credit facility. To date, the Company has drawn approximately $37.5 million of this credit facility, which is secured by approximately $56.0 million of mezzanine notes receivable, at an interest rate of LIBOR plus 6.25%, with a 2% LIBOR floor. The credit facility matures July 14, 2007 with no additional advances permitted the final year, requires interest-only payments due monthly during the two-year revolving period with monthly principal amortization required thereafter, and a commitment fee of 0.5% on the unused portion of the line after 180 days payable monthly.

On July 20, 2004, the Company’s Radisson Hotel in Covington, Kentucky, experienced a fire on one of its hotel floors. The hotel was subsequently closed for approximately three days due to lack of electrical power. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of this fire.

On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus contingent consideration to be paid, if earned, no later than April 30, 2005. The purchase price was the result of an arms’ length negotiation. In addition, the Company anticipates capital improvements related to such properties of approximately $600,000. Annualized revenues of these four hotel properties are approximately $7.8 million. The Company utilized cash from borrowings to fund the acquisition of these properties.

On July 23, 2004, the Company executed a $19.6 million mortgage note payable, secured by four hotel properties, at an interest rate of LIBOR plus 3.5%, with a 5% total floor. The mortgage note payable matures July 31, 2007 with two one-year extension options, with interest-only payments due monthly plus principal payments of $25,000 due monthly beginning August 1, 2006.

On August 4, 2004, the Company announced that it has executed a commitment to increase its $6.8 million mortgage note payable, which matures April 1, 2011, to $12.0 million and reduce the overall interest rate to the average weekly yield for 30-day commercial paper plus 3.4%.

On August 4, 2004, the Company announced it will be acquiring nine hotel properties from Dunn Hospitality Group for approximately $59.0 million in cash and $3 million worth of limited partnership units, which equates to approximately 333,333 units based on the expected market price of the Company’s stock on the date of issuance. In addition, the Company plans an additional $7.0 million for future capital improvements. The purchase price was the result of an arms’ length negotiation. Annualized revenues of these nine hotel properties are approximately $20.1 million. The Company plans to utilize cash from borrowings to fund the acquisition of these properties. The acquisition is expected to close in late August 2004.

On August 4, 2004, the Company announced a commitment for an $80.0 million revolving credit facility, which will be secured by the Company’s mezzanine notes receivable, at an interest rate of the greater of 7.5% or LIBOR plus 5.5%. The credit facility matures August 2007 with two one-year extension options, requires interest-only payments due monthly plus principal amortization terms consistent with each mezzanine note receivable pledged, and an origination fee of 1%.

On August 4, 2004, the Company announced a commitment for a $210.0 million term loan, secured by 25 hotel properties, at an interest rate of LIBOR plus 1.95%. The term loan matures August 2006, with three one-year extension options, requires interest-only payments due monthly, and requires a 1% origination fee. In connection with this term loan, the Company plans to repay its $16.0 mortgage note payable, due December 31, 2006, repay its $28.4 million mortgage note payable (which increased prior to payoff), due January 1, 2006, repay its $9.7 million mortgage note payable, due July 31, 2007, pay down its $19.6 million mortgage note payable, due July 31, 2007, to approximately $9.3 million, pay down its $60.0 million credit facility, due February 5, 2007, to approximately $3.1 million, and fund the acquisition of nine hotel properties from Dunn Hospitality Group for approximately $59.0 million. Unamortized loan costs associated with the repaid mortgage notes is approximately $1.0 million, which will be charged off. In addition, the Company announced that it plans to purchase: a) an interest rate swap on $105.0 million of this term loan in order to incur a fixed rate while reducing its variable interest exposure and b) an interest rate cap of 6.0% on $210.0 million, with an anticipated sale of an identical interest rate cap of $105.0 million.

On August 4, 2004, the Company announced that its $60.0 million credit facility will be modified such that the interest rate will be reduced from LIBOR plus 3.25% to LIBOR plus a range of 2.0% to 2.3% depending on the loan-to-value ratio, and maturity was extended from February 5, 2007 to August 2007, with two one-year extension options.

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

Depreciation and Amortization Expense — Depreciation expense is based on the estimated useful life of our assets, while amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the potential sale of any of our hotels.

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

Since November 2003, we have acquired or originated a $71.6 million portfolio of mezzanine loans receivable, each of which are secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All of these mezzanine loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, we are not considered to be the primary beneficiary of these hotel properties as a result of holding these mezzanine loans. Therefore, we will not consolidate the hotels for which we have provided financing. Hence, the adoption of FIN No. 46 did not have a material impact on our results of operations, financial position, or cash flows. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria and such entities will be consolidated, if required.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

As of June 30, 2004, we had approximately $111.2 million of outstanding variable-rate debt. For the six months ended June 30, 2004, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of June 30, 2004, would be approximately $556,000. We also had approximately $22.0 million of fixed-rate debt outstanding at June 30, 2004, with interest rates ranging from 7.08% to 7.25%. We had no other outstanding debt as of June 30, 2004.

As of June 30, 2004, we owned approximately $71.6 million of mezzanine variable-rate loans receivable. For the six months ended June 30, 2004, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate loans receivable as of June 30, 2004, would be approximately $358,000. We had no other outstanding loans receivable as of June 30, 2004.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2004, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2004 Annual Stockholders’ Meeting on May 4, 2004 (“Annual Meeting”), the total number of shares of the Company’s voting capital stock entitled to vote was 25,730,047, and a total of 24,381,920 shares of the Company’s voting capital stock were present in person or by proxy.

At the Annual Meeting, the Company’s stockholders elected the seven nominees listed below as Directors of the Company until its 2005 annual stockholders’ meeting. With respect to this election, the following table sets forth, for each of the directors elected, the number of votes cast for and the number of votes withheld:

Nominee	Votes For	Votes Withheld
Archie Bennett, Jr.	24,366,795	15,125
Monty Bennett	24,371,695	10,225
Marty Edelman	24,371,790	10,130

W.D. Minami	24,371,790	10,130
W. Michael Murphy	24,371,621	10,299
Philip S. Payne	24,371,695	10,225
Charles P. Toppino	24,371,695	10,225

In addition, at the Annual Meeting, the Company’s stockholders ratified the selection of Ernst & Young LLP as our independent auditor for the ensuing year. In connection with this election, there were 24,370,708 votes cast for ratification, 2,212 votes against, and 9,000 shares abstained from voting.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description of Exhibit
*31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*32.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

* filed herewith

(b) Reports on Form 8-K

On April 5, 2004, we filed a Form 8-K to furnish our press release announcing the acquisition of a hotel property owned by Huron Jacksonville Limited Partnership on April 1, 2004.

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

On May 18, 2004, we filed a Form 8-K to furnish our press release announcing the acquisition of a hotel property owned by The Buccini/Pollin Group on March 17, 2004.

On June 8, 2004, we filed a Form 8-K to furnish our press release and related slideshow presented at the NAREIT conference on June 9, 2004.

On June 16, 2004, we filed a Form 8-K to furnish our press release announcing the declaration of a dividend.

On June 21, 2004, we filed a Form 8-K that included information reported under Items 2 and 7 related to our impending acquisition of four hotel properties owned by Day Hospitality Group on June 18, 2004.

On June 29, 2004, we filed a Form 8-K to furnish our press release announcing that we were selected to join the Russell 3000 Index.

On July 7, 2004, we filed a Form 8-K to furnish our press release announcing the acquisition of a hotel property owned by Household OPEB I, Inc. on July 7, 2004.

On July 26, 2004, we filed a Form 8-K to furnish our press release announcing the acquisition of four hotel properties owned by Day

Hospitality Group on July 23, 2004.

On August 4, 2004, we filed a Form 8-K that included information reported under Items 7 and 12 to furnish our earnings release for the quarter ended June 30, 2004.

On August 4, 2004, we filed a Form 8-K that included information reported under Items 2 and 7 related to our impending acquisition of nine hotel properties owned by Dunn Hospitality Group on August 4, 2004.

On August 4, 2004, we filed a Form 8-K to furnish our press release announcing commitments for favorable debt transactions to fund growth.

On August 5, 2004, we filed a Form 8-K to furnish our earnings conference call transcript for our quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004	By:	/s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 20034	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer (Principal Financial Officer)

Dated: August 6, 2004	By:	/s/ MARK L. NUNNELEY
Mark L. Nunneley
Chief Accounting Officer (Principal Accounting Officer)