Form 10-Q
period 2004-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2004-11-12
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2004

Common Stock, $0.01 par value per share	25,810,447

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated and Combined Financial Statements (Unaudited)
Consolidated Balance Sheets for the Company as of September 30, 2004 and December 31, 2003	3
Consolidated and Combined Statements of Operations for the Company for the three months ended September 30, 2004, and for the period from August 29, 2003 through September 30, 2003, and for the Predecessor for the period from July 1, 2003 through August 28, 2003	4
Consolidated and Combined Statements of Operations for the Company for the nine months ended September 30, 2004, and for the period from August 29, 2003 through September 30, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003	5
Consolidated Statement of Owners’ Equity for the Company for the nine months ended September 30, 2004	6
Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	7
Notes to Consolidated and Combined Financial Statements	8
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	31
ITEM 4. Controls and Procedures	31
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	32
ITEM 2. Changes in Securities and Use of Proceeds	32
ITEM 3. Defaults Upon Senior Securities	32
ITEM 4. Submission of Matters to a Vote of Security Holders	32
ITEM 5.Other Information	32
ITEM 6.Exhibits	33
SIGNATURES	34
First Amendment to Credit Agreement
Loan and Security Agreement
Loan Agreement
Mezzanine Loan Agreement
Broker Agreement
Agreement of Purchase and Sale
First Amendment to Agreement of Purchase and Sale
Second Amendment to Agreement of Purchase and Sale
Third Amendment to Agreement of Purchase and Sale
Fourth Amendment to Agreement of Purchase and Sale
International Swap Dealers Association, Inc. Master Agreement
International Swap Dealers Association, Inc. Master Agreement
International Swap Dealers Association, Inc. Master Agreement
Certification Required by Rule 13a-14(a) - Chief Executive Officer
Certification Required by Rule 13a-14(a) - Chief Financial Officer
Certification Required by Rule 13a-14(a) - Chief Accounting Officer
Certification Required by Rule 13a-14(b) - Chief Executive Officer
Certification Required by Rule 13a-14(b) - Chief Financial Officer
Certification Required by Rule 13a-14(b) - Chief Accounting Officer

PART I: FINANCIAL INFORMATION (Unaudited)

ITEM 1: FINANCIAL STATEMENTS

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Investment in hotel properties, net	$347,738,782	$173,723,998
Cash and cash equivalents	92,344,154	76,254,052
Restricted cash	21,029,522	1,373,591
Accounts receivable, net of allowance of $51,337 and $19,408, respectively	4,473,071	1,534,843
Inventories	464,703	262,619
Notes receivable	90,552,800	10,000,000
Deferred costs, net	10,249,080	2,386,937
Prepaid expenses	1,834,236	1,577,628
Other assets	2,274,142	550,636
Due from affiliates	195,060	218,113

Total assets	$571,155,550	$267,882,417

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$286,422,168	$50,201,779
Capital leases payable	369,927	456,869
Accounts payable	5,690,010	2,127,611
Accrued expenses	10,074,102	4,572,594
Other liabilities	208,313	—
Dividends payable	4,467,172	—
Deferred income	519,872	—
Due to affiliates	1,026,910	584,643

Total liabilities	308,778,474	57,943,496

Minority interest	40,128,755	37,646,673
Commitments and contingencies (see Note 12)

Preferred stock, $0.01 par value, 50,000,000 shares authorized, 2,300,000 issued and outstanding at September 30, 2004	23,000	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,810,447 and 25,730,047 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	258,104	257,300
Additional paid-in capital	235,124,140	179,226,668
Unearned compensation	(4,542,279)	(5,564,401)
Accumulated other comprehensive loss	(102,831)	—
Accumulated deficit	(8,511,813)	(1,627,319)

Total owners’equity	222,248,321	172,292,248

Total liabilities and owners’ equity	$571,155,550	$267,882,417

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	The Company	The Company	The Predecessor
	Three Months	Period From	Period From
	Ended	August 29, 2003 to	July 1, 2003 to
	September 30, 2004	September 30, 2003	August 28, 2003
REVENUE
Rooms	$24,908,944	$2,764,856	$5,098,062
Food and beverage	2,975,955	463,125	832,795
Other	1,035,406	70,572	210,554

Total hotel revenue	28,920,305	3,298,553	6,141,411

Interest income from notes receivable	2,075,406	—	—
Asset management fees from related parties (see Note 11)	340,711	110,591	—

Total Revenue	31,336,422	3,409,144	6,141,411

EXPENSES
Hotel operating expenses
Rooms	5,711,214	632,740	1,145,377
Food and beverage	2,491,446	373,313	687,997
Other direct	557,010	76,130	127,968
Indirect	9,609,951	1,084,900	2,233,281
Management fees (see Note 11)	908,472	98,997	182,678

Total hotel expenses	19,278,093	2,266,080	4,377,301

Property taxes, insurance, and other	2,317,570	248,900	375,423
Depreciation and amortization	2,768,427	328,052	723,445
Corporate general and administrative:
Stock-based compensation	605,061	228,215	—
Other corporate and administrative	2,488,587	717,076	—

Total Operating Expenses	27,457,738	3,788,323	5,476,169

OPERATING INCOME (LOSS)	3,878,684	(379,179)	665,242

Interest income	115,850	100,487	5,951
Interest expense	(2,986,713)	(73,333)	(1,474,082)
Amortization of loan costs	(569,730)	(11,716)	(93,198)
Write-off of loan costs	(1,633,369)	—	—

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(1,195,278)	(363,741)	(896,087)

Provision for income taxes	(530,476)	—	—
Minority interest	335,227	65,583	—

NET LOSS	$(1,390,527)	$(298,158)	$(896,087)

Net Loss Available To Common Shareholders:
Basic	$(0.06)	$(0.01)

Fully diluted	$(0.06)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	25,130,651	23,544,987

Fully diluted	30,996,692	23,544,987

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	The Company	The Company	The Predecessor
	Nine Months	Period From	Period From
	Ended	August 29, 2003 to	January 1, 2003 to
	September 30, 2004	September 30, 2003	August 28, 2003
REVENUE
Rooms	$59,991,874	$2,764,856	$19,688,349
Food and beverage	8,176,507	463,125	3,629,807
Other	2,366,860	70,572	681,656

Total hotel revenue	70,535,241	3,298,553	23,999,812

Interest income from notes receivable	4,946,547	—	—
Asset management fees from related parties (see Note 11)	1,000,033	110,591	—

Total Revenue	76,481,821	3,409,144	23,999,812

EXPENSES
Hotel operating expenses
Rooms	13,595,603	632,740	4,511,632
Food and beverage	6,229,246	373,313	2,801,002
Other direct	1,334,411	76,130	498,085
Indirect	23,361,370	1,084,900	8,687,362
Management fees (see Note 11)	2,191,532	98,997	718,408

Total hotel expenses	46,712,162	2,266,080	17,216,489

Property taxes, insurance, and other	4,928,028	248,900	1,600,082
Depreciation and amortization	6,727,667	328,052	2,915,777
Corporate general and administrative:
Stock-based compensation	1,792,069	228,215	—
Other corporate and administrative	6,909,195	717,076	—

Total Operating Expenses	67,069,121	3,788,323	21,732,348

OPERATING INCOME (LOSS)	9,412,700	(379,179)	2,267,464

Interest income	247,087	100,487	22,800
Interest expense	(5,397,125)	(73,333)	(4,225,289)
Amortization of loan costs	(919,041)	(11,716)	(357,857)
Write-off of loan costs	(1,633,369)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	1,710,252	(363,741)	(2,292,882)

Provision for income taxes	(687,176)	—	—
Minority interest	(165,037)	65,583	—

NET INCOME (LOSS)	$858,039	$(298,158)	$(2,292,882)

Net Income (Loss) Available To Common Shareholders:
Basic	$0.03	$(0.01)

Fully diluted	$0.03	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	25,066,981	23,544,987

Fully diluted	30,829,818	23,544,987

See notes to consolidated and combined financial statements.

Ashford Hospitality Trust, Inc.

Consolidated Statement of Owners’ Equity
For the Nine Months Ended September 30, 2004
(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of	$ 0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Loss	Deficit	Total
Balance at December 31, 2003	—	$—	25,730,047	$257,300	$179,226,668	$(5,564,401)	$—	$(1,627,319)	$172,292,248
Amortization of Unearned Compensation	—	—	—	—	—	1,754,985	—	—	1,754,985
Issuance of Restricted Common Shares to Employees	—	—	70,400	704	732,159	(732,863)	—	—	—
Issuance of Common Shares to Directors	—	—	10,000	100	88,900	—	—	—	89,000
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(7,742,533)	(7,742,533)
Issuance of Preferred Shares	2,300,000	23,000	—	—	55,076,413	—	—	—	55,099,413
Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	(102,831)	—	(102,831)
Net Income	—	—	—	—	—	—	—	858,039	858,039

Balance at September 30, 2004	2,300,000	$23,000	25,810,447	$258,104	$235,124,140	$(4,542,279)	$(102,831)	$(8,511,813)	$222,248,321

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

		Company &
	The Company	Predecessor
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$858,039	$(2,591,040)
Adjustments to reconcile net income (loss) to net cash flow (used in) provided by operations:
Depreciation and amortization	6,727,667	3,243,829
Amortization of deferred financing costs	1,051,175	369,573
Write-off of loan costs	1,633,369	—
Amortization of unearned compensation	1,792,069	228,215
Minority interest	165,037	(65,583)
Changes in assets and liabilities:
Accounts receivable and inventories	(2,421,508)	(238,952)
Prepaids, other assets, and due from affiliates	(1,588,570)	(2,729,234)
Restricted cash	(18,688,708)	2,910,694
Other liabilities	3,149,231	1,539,947

Net cash flow (used in) provided by operating activities	(7,322,199)	2,667,449

Cash flows from investing activities:
Acquisitions of notes receivable	(87,600,000)	—
Proceeds from payments of notes receivable	7,219,586	—
Acquisitions of hotel properties	(146,031,940)	—
Improvements and additions to hotel properties	(9,726,378)	(476,983)

Net cash flow used in investing activities	(236,138,732)	(476,983)

Cash flows from financing activities:
Distributions paid to owners	—	(1,850,750)
Contributions received from owners	—	765,000
Borrowings on indebtedness and capital leases	346,298,933	—
Payments on indebtedness and capital leases	(132,660,699)	(62,851,155)
Payments of deferred financing costs	(9,186,614)	—
Proceeds received from public preferred stock offering	55,099,413	—
Proceeds received from initial public offering	—	202,396,981
Proceeds from sale of stock to CEO & Chairman	—	4,185,000
Cash paid upon the Company’s formation	—	(10,082,071)
Proceeds received from over-allotment option	—	14,514,183
Payment of offering costs	—	(17,374,411)

Net cash flow provided by financing activities	259,551,033	129,702,777

Net change in cash and cash equivalents	16,090,102	131,893,243
Cash and cash equivalents, beginning balance	76,254,052	2,968,814

Cash and cash equivalents, ending balance	$92,344,154	$134,862,057

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2004
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

During the nine months ended September 30, 2004, the Company completed the following transactions:

•	On March 15, 2004, the Company issued an additional 70,400 shares of restricted common stock to its executives and certain employees.

•	On April 1, 2004, the Company issued an additional 106,675 units of limited partnership interest in connection with the acquisition of a hotel property.

•	On May 19, 2004, the Company issued an additional 10,000 shares of common stock to its directors as compensation for serving on the Board through May 2005.

•	On September 2, 2004, the Company issued an additional 333,333 units of limited partnership interest in connection with the acquisition of nine hotel properties.

•	On September 22, 2004, the Company issued 2,300,000 shares of preferred stock related to its initial public offering of Series A Cumulative Preferred Stock.

As of September 30, 2004, the Company owned 32 hotel properties in thirteen states with 4,441 rooms, and had acquired or originated mezzanine or first-mortgage loans receivable of approximately $90.6 million.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Company’s operating partnership, which, as of September 30, 2004, was owned 80.89% by the Company and 19.11% by: a) Company executives, b) certain employees of the Company and its affiliates, and c) other minority interest holders, leases its hotels to Ashford TRS Corporation (“Ashford TRS”), which is a wholly-owned subsidiary of the operating partnership. Ashford TRS then engages hotel management companies to operate the hotels under management contracts. Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. Therefore, the Company’s operating partnership and principal source of funds is dependent on Ashford TRS’s ability to generate cash flow from the operation of the Company’s hotels.

2. Basis of Presentation

The consolidated financial statements presented herein include all of the accounts of the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this report includes the combined financial statements of the Predecessor.

These consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and disclosures required by GAAP for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, the operations of the Company’s hotels have historically been seasonal. This seasonality pattern can be expected to cause fluctuations in the Company’s operating results. Consequently, operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

3. Significant Accounting Policies Summary

Principles of Consolidation – The Company’s consolidated financial statements include the Company and its majority-owned subsidiaries. The Predecessor’s financials statements are presented on a combined basis as a result of common ownership and control. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

Revenue Recognition – Hotel revenues include room, food, beverage, and other hotel revenues such as long-distance telephone service, laundry, and space rentals. Interest income from notes receivable represents interest earned on the Company’s mezzanine and first-mortgage loans receivable portfolio. Asset management fees relate to asset management services performed on behalf of an affiliate, including risk management and insurance procurement, assistance with taxes, negotiating franchise agreements and equipment leases, monitoring compliance with loan covenants, preparation of capital and operating budgets, and property litigation management. Revenues are recognized as the related services are delivered.

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

Restricted Cash – Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% of property revenue for certain hotels, as required by certain mortgage debt agreement restrictions and provisions.

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

Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. To date, no such impairment charges have been recognized. If an asset were deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value.

Depreciation and Amortization Expense – Depreciation expense is based on the estimated useful life of the Company’s assets, while amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) as well as the gain or loss on the potential sale of any of the Company’s hotels.

Notes Receivable – The Company provides mezzanine and first-mortgage financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when, based on current information, it becomes probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or fair value of collateral. If a loan were deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.

Derivative Instruments and Hedging Activities – Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide the Company with interest rate protection above the strike rate on the cap and result in the Company receiving interest payments when rates are above the cap strike.

Income Taxes – As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

Stock-based Compensation – The Company accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In connection with the Company’s formation, the Company established an Employee Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company has issued 784,717 shares of restricted common stock to its executives, directors, and certain employees of the Company and its affiliates and 10,000 shares of non-restricted common stock to its directors. Of the 784,717 restricted shares issued, 759,717 vest over three years and 25,000 vested over six months. Although the 10,000 non-restricted shares issued are immediately vested, these shares represent compensation for the subsequent year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of September 30, 2004, no performance-based stock awards have been issued other than the restricted shares discussed above. Consequently, stock-based compensation as determined under the intrinsic-value method is the same under the fair-value method.

Earnings (Loss) Per Share – Basic earnings (loss) per common share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding during the period. Dilutive earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings (loss) per share. For the three and nine months ended September 30, 2004, the following table reconciles the amounts used in calculating basic and fully diluted earnings (loss) per common share:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004
Net income (loss) applicable to common shareholders — basic	$(1,390,527)	$858,039
Remove minority interest	335,227	(165,037)

Net income (loss) applicable to common shareholders — diluted	$(1,725,754)	$1,023,076

Weighted average common shares outstanding — basic	25,130,651	25,066,981
Weighted average units of limited partnership interest	5,866,041	5,762,837
Incremental diluted shares related to unvested restricted shares	—	—

Weighted average common shares outstanding — diluted	30,996,692	30,829,818

Net income (loss) per common share — basic	$(0.06)	$0.03

Net income (loss) per common share — diluted	$(0.06)	$0.03

For the period from the Company’s inception on August 29, 2003 to September 30, 2003 and the three months ended September 30, 2004, the Company reported a net loss. Consequently, the effects of the restricted shares of common stock and outstanding units of limited partnership interest are anti-dilutive for those periods. Therefore, basic and dilutive earnings (loss) per common share are the same for those periods. For the nine months ended September 30, 2004, the application of the treasury stock method resulted in no incremental diluted shares related to unvested restricted shares.

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

Recent Accounting Pronouncements –

FIN No. 46 – In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”). FIN No. 46 requires existing variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements for periods ending after March 15, 2004, related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

Since November 2003, the Company has acquired or originated a $90.6 million portfolio of mezzanine and first-mortgage loans receivable, each of which are secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All of these loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company will not consolidate the hotels for which it has provided financing. Hence, the adoption of FIN No. 46 did not have a material impact on the Company’s results of operations, financial position, or cash flows. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria and such entities will be consolidated, if required.

4. Investment in Hotel Properties

Investment in Hotel Properties consists of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Land	$51,113,115	$28,652,386
Buildings and improvements	288,021,397	143,811,837
Furniture, fixtures, and equipment	35,996,188	22,002,543

Total cost	375,130,700	194,466,766
Accumulated depreciation	(27,391,918)	(20,742,768)

Investment in hotel properties, net	$347,738,782	$173,723,998

On March 24, 2004, the Company acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.6 million in cash. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $25.4 million with the remainder of the purchase price related to working capital.

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

On July 7, 2004, the Company acquired a hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $17.6 million.

On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus a contingent component to be paid, if earned, no later than April 30, 2005. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $25.6 million with the remainder of the purchase price related to working capital.

On September 2, 2004, the Company acquired nine hotel properties from Dunn Hospitality Group for approximately $62.0 million, which consisted of approximately $59.0 million in cash and approximately $3.0 million worth of limited partnership units, which equates to 333,333 units based on the market price of the Company’s common stock on the date of issuance. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $62.9 million.

5. Notes Receivable

Notes receivable consists of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
$10 million mezzanine loan secured by one hotel property, matures August 2006, at an interest rate of LIBOR plus 9% with a 2% LIBOR floor, with interest-only payments through August 2004 plus principal payments thereafter based on a twenty-five year amortization schedule	$10,000,000	$10,000,000
$15 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	15,000,000	—
$17.8 million mezzanine loan secured by 15 hotel properties, matures July 2005, at an interest rate of LIBOR plus 8.7% with a 2.5% LIBOR floor, with principal and interest payments due monthly based on a twenty-five year amortization schedule	17,780,414	—
$15 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	15,000,000	—
$6.8 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor (LIBOR plus 10% with 2% LIBOR floor pay rate with deferred interest through maturity), with interest-only payments through maturity	6,759,553	—
$11 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	11,012,833	—
$10 million mortgage loan secured by one hotel property, matures October 2006, at an interest rate of LIBOR plus 2.8%, with interest-only payments through maturity	10,000,000	—
$5 million mezzanine loan secured by one hotel property, matures October 2006, at an interest rate of LIBOR plus 11.35%, with interest-only payments through maturity	5,000,000	—

Total	$90,552,800	$10,000,000

Since December 31, 2003, the $15 million, $17.8 million, $15 million, $6.8 million, $11 million, $10 million, and $5 million notes receivable, as described sequentially in the above table, were acquired or originated on January 23, 2004, March 4, 2004, March 19, 2004, March 24, 2004, September 10, 2004, September 30, 2004, and September 30, 2004, respectively. In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity.

On August 20, 2004, the Company received an approximate $7.2 million payment that was related to the portion of its $25.0 million mezzanine loan that was secured by two hotel properties. Hence, the $25.0 million mezzanine loan, originally secured by 17 hotel properties, became the aforementioned $17.8 million mezzanine loan, secured by 15 hotel properties.

As of September 30, 2004, all notes receivable balances were current, and no reserve for loan losses has been recorded.

6. Indebtedness

Indebtedness consists of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
$210 million term loan secured by 25 hotel properties, matures September 29, 2006, at varying interest rates averaging LIBOR plus 1.95%, with interest-only payments due monthly, with three one-year extension options	$210,000,000	$—
$60 million secured credit facility secured by one hotel property, matures August 17, 2007, at an interest rate of LIBOR plus a range of 2.0% to 2.3% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.25% to 0.5% on the unused portion of the line payable quarterly, with two one-year extension options	2,764,045	—
$45.6 million secured credit facility secured by four mezzanine notes receivable totaling approximately $56 million, matures July 14, 2007, with no additional advances permitted in the final year, at an interest rate of LIBOR plus 6.25% with a 2% LIBOR floor, with interest-only payments due monthly through maturity, a commitment fee of 0.5% on the unused portion of the line after 180 days payable monthly, and an option to extend the revolving period by one year	32,861,962	—
Mortgage note payable secured by one hotel property, matures December 31, 2006, at an interest rate of the greater of LIBOR plus 3.5% or 5.5%, with interest-only payments due monthly plus principal payments of $20,000 due monthly beginning January 1, 2005, with a 1% mandatory exit fee and a 0.5% one-year extension fee	—	16,000,000
Mortgage note payable secured by five hotel properties, matures December 31, 2007, at an interest rate of LIBOR plus 3.25% with a 4.75% total floor, with interest-only payments due monthly plus principal payments of $57,000 due monthly beginning January 1, 2006, with a $180,000 mandatory exit fee and a 0.5% one-year extension fee	—	27,800,000
Mortgage note payable secured by one hotel property, matures January 1, 2006, at an interest rate of 7.08%, with principal and interest payments due monthly of approximately $46,000 and a 1% mandatory exit fee	6,323,426	6,401,779
Mortgage note payable secured by one hotel property, matures December 31, 2005, at an interest rate of 7.25%, with principal and interest payments due monthly of approximately $114,000	15,557,979	—
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.4%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $53,000 by maturity	11,959,756	—
Mortgage note payable secured by two hotel properties, matures July 31, 2007, at an interest rate of LIBOR plus 3.5% with a 5% total floor, with interest-only payments due monthly plus principal payments of $25,000 due monthly beginning August 1, 2006, with two one-year extension options	6,955,000	—

Total	$286,422,168	$50,201,779

On September 2, 2004, the Company executed a $210.0 million term loan, as discussed in the above table, and used the proceeds to repay three mortgage notes payable totaling approximately $57.8 million, pay down its $60.0 million secured credit facility by approximately $57.2 million, and pay down another mortgage note payable by approximately $12.6 million. These reductions in debt are discussed more specifically below. Unamortized loan costs associated with the repaid mortgage notes were approximately $1.6 million, which were charged off.

The $16.0 million mortgage note payable outstanding at December 31, 2003, was repaid upon completion of the aforementioned $210.0 million term loan. The balance outstanding at the time the loan was repaid was $16.0 million.

The $27.8 million mortgage note payable outstanding at December 31, 2003, which relates to a $36 million non-recourse loan, was repaid upon completion of the aforementioned $210.0 million term loan. The balance outstanding at the time the loan was repaid was approximately $32.1 million.

On February 5, 2004, the Company completed the $60.0 million secured credit facility, of which approximately $49.8 million of the proceeds were funded March 24, 2004 and the remainder was funded May 17, 2004. The credit facility allows for an increase to $75.0 million subject to certain conditions. Upon completion of the aforementioned $210.0 million term loan, the credit facility was paid down by approximately $57.2 million. On August 17, 2004, the Company modified this credit facility such that the interest rate was reduced from LIBOR plus 3.25% to LIBOR plus a range of 2.0% to 2.3% depending on the loan-to-value ratio, and maturity was extended from February 5, 2007 to August 17, 2007, with two one-year extension options.

On April 1, 2004, in connection with the acquisition of a hotel property, the Company assumed a mortgage note payable of approximately $15.7 million, which matures December 31, 2005, as shown in the above table. As of September 30, 2004, this mortgage note payable had an outstanding balance of approximately $15.6 million.

On May 17, 2004, in connection with the acquisition of a hotel property, the Company assumed a mortgage note payable of approximately $6.8 million, which matures April 1, 2011, as shown in the above table. On August 12, 2004, the Company increased this commitment by approximately $5.2 million and reduced the overall interest rate from the average weekly yield for 30-day commercial paper plus 3.5% to the average weekly yield for 30-day commercial paper plus 3.4%. As of September 30, 2004, this mortgage note payable had an outstanding balance of approximately $11.96 million.

On July 7, 2004, the Company executed a $14.8 million mortgage note payable, secured by one hotel property, at an interest rate of LIBOR plus 3.5%, with a 5% total floor. The mortgage note payable had a maturity date of July 31, 2007 with two one-year extension options, with interest-only payments due monthly plus principal payments of $20,000 due monthly beginning July 1, 2006. Upon completion of the aforementioned $210.0 million term loan, this mortgage note payable was repaid. The balance outstanding at the time the loan was repaid was approximately $9.7 million.

On July 14, 2004, the Company executed a $45.6 million credit facility, which matures July 14, 2007, as shown in the above table. Approximately $37.5 million of the proceeds were funded immediately. On August 26, 2004, the Company paid down approximately $4.6 million of this credit facility in connection with the partial payoff of one of the mezzanine notes receivable securing the facility.

On July 23, 2004, the Company executed a $19.6 million mortgage note payable, which matures July 31, 2007, as shown in the above table. Upon completion of the aforementioned $210.0 million term loan, this mortgage note payable was paid down approximately $12.6 million. As of September 30, 2004, this mortgage note payable had an outstanding balance of approximately $6.96 million.

On August 4, 2004, the Company announced a commitment for an $80.0 million revolving credit facility, which will be secured by certain loans within the Company’s mezzanine notes receivable portfolio, at an interest rate representing the greater of 7.5% or LIBOR plus 5.5%. The credit facility will mature in three years with two one-year extension options, will require interest-only payments due monthly plus principal amortization terms consistent with each mezzanine note receivable pledged, and an origination fee of 1%. Currently, the Company continues discussions with the lender regarding finalizing certain terms.

In addition, the Company’s $6.3 million, $15.6 million, and $11.96 million mortgage notes payable agreements generally require decreasing prepayment penalties through maturity.

7. Derivative Instruments and Hedging Activities

On September 2, 2004, the Company was required by a lender to purchase a 6.0% LIBOR interest rate cap with a $210.0 million notional amount to limit its exposure to rising interest rates on $210.0 million of its floating-rate debt. To partially offset the cost of the purchased cap, the Company sold a 6.0% LIBOR interest rate cap with a $105.0 million notional amount with identical terms to the purchased cap. Both interest rate caps mature October 2, 2006. The Company has designated the net purchased option of $105.0 million as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.

On September 7, 2004, the Company entered into a $105.0 million stair-stepped interest rate swap agreement, at an average interest rate of 4.9% over the term of the swap, which matures March 1, 2007. The interest rate swap effectively converts the interest payments on $105.0 million of the Company’s floating-rate debt to a fixed rate and has been designated as a cash flow hedge.

As of September 30, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.

At September 30, 2004, derivatives with a fair value of approximately $173,000 were included in other assets, and derivatives with a fair value of approximately $208,000 were included in other liabilities. During the three and nine months ended September 30, 2004, the change in net unrealized gains/losses of approximately $103,000 for derivatives designated as cash flow hedges is separately disclosed in the consolidated statement of owners’ equity. During the three and nine months ended September 30, 2004, no hedge ineffectiveness was recognized.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that a gain of approximately $60,000 will be reclassified from other comprehensive loss existing at September 30, 2004, to interest expense.

8. Employee Stock Grants

Upon consummation of the IPO and subsequent exercise of the underwriters’ over-allotment, the Company issued 714,317 shares of restricted common stock to its executives, directors, and certain employees of the Company and its affiliates. Of the 714,317 shares issued, 689,317 vest over three years and 25,000 vested over six months. The value of the shares is charged to compensation expense on a straight-line basis based on the IPO price of $9 per share.

On March 15, 2004, the Company issued an additional 70,400 shares of restricted common stock to its executives and certain employees. These shares vest over three years, and the value of the shares is charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.41 per share.

On May 19, 2004, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board through May 2005. These shares are immediately vested, and the value of these shares is charged to compensation expense over the year of service on a straight-line basis based on the closing price on the date of issuance of $8.90 per share.

For the three and nine months ended September 30, 2004, the Company recognized compensation expense of approximately $605,000 and $1.8 million, respectively, related to these shares.

9. Preferred Stock

On September 22, 2004, the Company issued 2,300,000 shares of 8.55% Series A Cumulative Preferred Stock (“Preferred Stock”) at $25 per share, which generated gross proceeds of approximately $57.5 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $55.1 million.

The Preferred Stock has no maturity date, and the Company is not required to redeem the shares at any time. Prior to September 22, 2009, the Preferred Stock is not redeemable, except in certain limited circumstances relating to the ownership limitation necessary to preserve the Company’s qualification as a REIT. However, on and after September 22, 2009, the Preferred Stock will be redeemable at the Company’s option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. In general, the holders of the Preferred Stock have no voting rights.

Preferred Stock dividends are cumulative from the date of original issuance and are payable quarterly, when and as declared, commencing on January 18, 2005 at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). Dividends will be payable on the 15th day of January, April, July, and October of each year, or if such day is not a business day, the next succeeding business day. For the three and nine months ended September 30, 2004, the Company did not accrue preferred stock dividends payable for the period between issuance on September 22, 2004 and September 30, 2004.

10. Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on August 29, 2003, and subsequent exercise of the underwriters’ over-allotment option on September 26, 2003, the Company issued 5,657,917 units of limited partnership interest to affiliates. On April 1, 2004, the Company issued an additional 106,675 units of limited partnership interest in connection with the acquisition of a hotel property. On September 2, 2004, the Company issued an additional 333,333 units of limited partnership interest in connection with the acquisition of nine hotel properties.

As of September 30, 2004, these units of limited partnership interest represent a 19.11% minority interest ownership. Beginning one year after issuance, each unit of limited partnership interest may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion.

11. Related Party Transactions

Under previous agreements with affiliates owned by the Company’s Chairman and the Company’s Chief Executive Officer and Director, the Predecessor was obligated to pay such affiliates management fees of 3%-4.5% of gross revenues, as defined by the agreements, and to reimburse such affiliates for certain accounting and administrative expenses. Under related management agreements, the Predecessor was obligated to pay a fee equal to 8% of all invoiced third-party expenditures necessary for the replacement of furniture, fixtures, and equipment, and for building repairs.

Upon formation of the Company on August 29, 2003, the Company became obligated to pay such affiliates a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues as well as an annual incentive management fee, if certain operational criteria are met, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors.

Under these agreements, the Company or its Predecessor incurred the following amounts during the three and nine months ended September 30, 2004 and 2003:

	The Company	The Company	The Predecessor	The Company	Company & Predecessor
	Three Months	Period From	Period From	Nine Months	Nine Months
	Ended	August 29, 2003 to	July 1, 2003 to	Ended	Ended
	September 30, 2004	September 30, 2003	August 28, 2003	September 30, 2004	September 30, 2003
Management fees (a)	$908,472	$98,997	$182,678	$2,191,532	$817,405
Market service and project management fees	742,462	970	19,832	906,842	55,266
Special Limited Partner fees (b)	—	—	122,995	—	506,307
Other reimbursements	955,468	25,758	151,054	1,492,674	382,370

Total	$2,606,402	$125,725	$476,559	$4,591,048	$1,761,348

(a) For the three and nine months ended September 30, 2004, the above table includes management fees of approximately $243,000 and $412,000, respectively, related to third party managers who are not related parties. As of September 30, 2004, these third parties manage 18 of the Company’s 32 hotels. For the three and nine months ended September 30, 2004, the Company also accrued incentive fees to related parties of approximately $99,000 and $208,000, respectively, which are included in indirect hotel operating expenses.

(b) Upon formation of the Company on August 29, 2003 and related redemption of the Company’s interest in its Special Limited Partner, the Special Limited Partner fee ceased to exist.

The management agreement with an affiliate includes an exclusivity clause that requires the Company to engage the affiliate, unless the Company’s independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage the affiliate because special circumstances exist or, based on the affiliate’s prior performance, it is believed that another manager or developer could materially improve the performance of the duties.

In addition to the above, these affiliates also pay for certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, and travel. Such charges are allocated to the Company based on various methodologies, including headcount, office space, usage, and actual amounts incurred. For the three and nine months ended September 30, 2004, such costs were approximately $142,000 and $535,000, respectively, which are reimbursed by the Company monthly.

In May 2004, the Company engaged a financial services firm to act as a financial advisor in obtaining permanent financing related to various hotel properties. A Company board member is an employee and principal of this firm, and the engagement of such firm was approved by the Company’s Board.

12. Commitments and Contingencies

Restricted Cash — Under existing mortgage loan agreements, the Company is obligated to escrow payments for insurance, real estate taxes, and debt service. In addition, for certain properties with debt, the Company is obligated to escrow 4% of gross revenue for capital improvements.

Franchise Fees — Under the existing franchise agreements, the Company is obligated to pay the franchisors royalty fees between 2.5% and 5% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. Franchise fees are included in indirect operating expenses in the accompanying consolidated and combined statements of operations. These franchise agreements expire beginning in 2011 through 2024. When a franchise term expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.

Management Fees — Under the existing management agreements, the Company is obligated to pay a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues, or in some cases just 3% of gross revenues, as well as an annual incentive management fee, if applicable, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire beginning in 2006 through 2013, with renewal options on those related to affiliates of up to twenty-five additional years. In addition, if the Company terminates a management agreement on one of the initial properties prior to its expiration due to sale of the property, the Company may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement on one of the hotels acquired after the Company’s formation, or on one of the initial properties for reasons other than sale of the property, the Company may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel.

Common Stock Dividends — On March 15, 2004, the Company declared a cash dividend of approximately $1.9 million, or $0.06 per fully-diluted common share, for common shareholders and units of limited partnership of record on March 31, 2004, which was paid April 15, 2004. On June 16, 2004, the Company declared a cash dividend of approximately $3.2 million, or $0.10 per fully-diluted common share, for common shareholders and units of limited partnership of record on June 30, 2004, which was paid July 15, 2004. On September 13, 2004, the Company declared a cash dividend of approximately $4.5 million, or $0.14 per fully-diluted common share, for common shareholders and units of limited partnership of record on September 30, 2004, which was paid October 15, 2004.

Preferred Stock Dividends – Such dividends are cumulative from the date of original issuance and are payable quarterly, when and as declared, commencing on January 18, 2005 at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). These dividends will be payable quarterly on the 15th day of January, April, July, and October of each year, or if such day is not a business day, the next succeeding business day.

Acquisition Contingency — On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus a contingent component based on the 2004 performance of the four acquired hotels to be paid, if earned, no later than April 30, 2005. As of September 30, 2004, the Company had not accrued such contingent payment as the likelihood of such contingency is not determinable.

Insurance Losses — During August and September of 2004, four hurricanes caused significant damage throughout Florida and neighboring states. As a result, the Company’s four properties in that region experienced varying levels of property damage and business interruption. On July 20, 2004, the Company’s Radisson Hotel in Covington, Kentucky, experienced a fire on one of its hotel floors. As a result, this hotel was subsequently closed for approximately three days due to lack of electrical power. Although the Company’s insurance covers both property damage and business-interruption losses, the Company is liable for uninsured losses below its deductibles. During the three and nine months ended September 30, 2004, the Company accrued approximately $660,000 related to property damage associated with these events, and estimates that it lost an additional $340,000 related to business interruption. However, the Company is still evaluating the property damage incurred with respect to the related insurance policies. At this point, the Company feels the amount accrued for property damage is conservative and may exceed total losses for which it is ultimately liable.

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

13. Supplemental Cash Flow Information

During the nine months ended September 30, 2004 and 2003, interest paid was approximately $5.2 million and $4.3 million, respectively.

During the nine months ended September 30, 2004, the Company recorded the following non-cash transactions: a) on September 13, 2004, the Company declared a cash dividend of approximately $4.5 million, or $0.14 per fully-diluted common share, for common shareholders and units of limited partnership of record on September 30, 2004, which was paid October 15, 2004, b) on March 15, 2004, the Company issued 70,400 shares of restricted common stock to its executives and certain employees, c) on April 1, 2004, the Company assumed approximately $15.7 million in mortgage debt related to the acquisition of a hotel property, d) on April 1, 2004, the Company issued 106,675 units of limited partnership interest related to the acquisition of a hotel property, e) on May 17, 2004, the Company assumed approximately $6.8 million in mortgage debt related to the acquisition of a hotel property, f) on May 19, 2004, the Company issued 10,000 shares of common stock to its directors, and g) on September 2, 2004, the Company issued 333,333 units of limited partnership interest related to the acquisition of nine hotel properties.

During the nine months ended September 30, 2003, in connection with the Company’s formation on August 29, 2003 and subsequent exercise of the underwriters’ over-allotment, the Company recorded the following non-cash transactions: a) contribution of initial properties with an historical net book value of approximately $82.6 million, b) an approximate $8.1 million minority interest partial step-up to the historical net carrying values of certain of its hotel properties resulting from the acquisition of unaffiliated minority interest partners, c) an approximate $3.3 million forgiveness of debt, d) an approximate $16.0 million assumption of debt from the Predecessor, e) an approximate $170,000 write-off of deferred loan costs associated with the repaid mortgage loans, and f) the issuance of 714,317 shares of restricted stock to Company executives, employees, affiliates, and directors.

14. Segments Reporting

The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination.

The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, provision for income taxes, and minority interest. For the three months ended September 30, 2004, financial information related to the Company’s reportable segments was as follows:

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$29,261,016	$2,075,406	$—	$31,336,422

Operating expenses	21,595,663	—	—	21,595,663
Depreciation and amortization	2,768,427	—	—	2,768,427
Corporate general and administrative	—	—	3,093,648	3,093,648

Operating income (loss)	4,896,926	2,075,406	(3,093,648)	3,878,684

Interest income	—	—	115,850	115,850
Interest expense	—	—	(2,986,713)	(2,986,713)
Amortization of loan costs	—	—	(569,730)	(569,730)
Write-off of loan costs	—	—	(1,633,369)	(1,633,369)

Income (loss) before minority interest and provision for income taxes	4,896,926	2,075,406	(8,167,610)	(1,195,278)

Provision for income taxes	—	—	(530,476)	(530,476)
Minority interest	—	—	335,227	335,227

Net income (loss)	$4,896,926	$2,075,406	$(8,362,859)	$(1,390,527)

For the nine months ended September 30, 2004, financial information related to the Company’s reportable segments was as follows:

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$71,535,274	$4,946,547	$—	$76,481,821

Operating expenses	51,640,190	—	—	51,640,190
Depreciation and amortization	6,727,667	—	—	6,727,667
Corporate general and administrative	—	—	8,701,264	8,701,264

Operating income (loss)	13,167,417	4,946,547	(8,701,264)	9,412,700

Interest income	—	—	247,087	247,087
Interest expense	—	—	(5,397,125)	(5,397,125)
Amortization of loan costs	—	—	(919,041)	(919,041)
Write-off of loan costs	—	—	(1,633,369)	(1,633,369)

Income (loss) before minority interest and provision for income taxes	13,167,417	4,946,547	(16,403,712)	1,710,252

Provision for income taxes	—	—	(687,176)	(687,176)
Minority interest	—	—	(165,037)	(165,037)

Net income (loss)	$13,167,417	$4,946,547	$(17,255,925)	$858,039

As of September 30, 2004, aside from the Company’s $90.6 million portfolio of mezzanine and first-mortgage notes receivable, all assets of the Company primarily relate to the direct hotel investments segment. For the three and nine months ended September 30, 2003, the Company and its Predecessor only operated within the direct hotel investments segment.

15. Business Combinations

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

On July 7, 2004, the Company acquired a hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash, with an additional $5.7 million planned for future capital improvements. The accompanying consolidated financial statements include the results of the acquired property since the date of acquisition. The purchase price was the result of an arms’ length negotiation, and the Company did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary subject to further internal review and third-party appraisals. Annualized revenue of the acquired hotel is approximately $9.0 million, while the adjacent office building has one tenant with nominal operations. In addition, the Company intends to sell the adjacent office building. The Company used proceeds from borrowings to fund this acquisition.

On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus contingent consideration to be paid, if earned, no later than April 30, 2005. In addition, the Company anticipates capital improvements related to such properties of approximately $600,000. The accompanying consolidated financial statements include the results of the acquired hotels since the date of acquisition. The purchase price was the result of an arms’ length negotiation, and the Company did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary subject to further internal review and third-party appraisals. Annualized revenues of these four hotel properties are approximately $7.8 million. The Company utilized cash from borrowings to fund the acquisition of these properties.

On September 2, 2004, the Company acquired nine hotel properties from Dunn Hospitality Group for approximately $62.0 million, which consisted of approximately $59.0 million in cash and approximately $3.0 million worth of limited partnership units, which equates to 333,333 units based on the market price of the Company’s common stock on the date of issuance. In addition, the Company plans an additional $6.5 million for future capital improvements. The accompanying consolidated financial statements include the results of the acquired hotels since the date of acquisition. The purchase price was the result of an arms’ length negotiation, and the Company did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary subject to further internal review and third-party appraisals. Annualized revenues of these nine hotel properties are approximately $20.1 million. The Company utilized cash from borrowings to fund the acquisition of these properties.

The following unaudited pro forma statements of operations for the three and nine months ended September 30, 2004 are based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions, as if such transactions occurred at the beginning of the periods presented.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004
Total revenues	$36,090,856	$104,936,525

Operating expenses	31,781,492	91,588,445

Operating income	4,309,364	13,348,080

Interest income	115,850	247,087
Interest expense and amortization of loan costs	(5,948,341)	(16,899,478)
Write-off of loan costs	(1,633,369)	(1,633,369)

Loss before minority interest and provision for income taxes	(3,156,496)	(4,937,680)

Provision for income taxes	(669,740)	(687,176)
Minority interest	731,194	1,074,910

Net loss	$(3,095,042)	$(4,549,946)

Net loss per share:
Basic	$(0.12)	$(0.18)

Fully diluted	$(0.12)	$(0.18)

Weighted average shares outstanding:
Basic	25,130,651	25,066,981

Fully diluted	31,228,576	31,164,906

16. Subsequent Events

On October 1, 2004, the Company acquired the Hyatt Orange County hotel in Anaheim, California, for approximately $81.0 million in cash, inclusive of the seller’s commitment to fund a $6.0 million renovation, which will be completed November 2004. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $27.8 million. The Company used cash from borrowings as the source of funds for the acquisition of this property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of the federal securities laws. Ashford Hospitality Trust, Inc. (the “Company” or “we” or “our”) cautions investors that any forward-looking statements presented herein, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions at that time. Throughout this report, words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result,” and other similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, said statements are not guarantees of future performance and are impacted by actual events that occur after such statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time those statements were made, to anticipate future results or trends.

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

Executive Overview

We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of September 30, 2004, we owned 32 hotels, $90.6 million of mezzanine and first-mortgage loans receivable, and eight asset management and consulting contracts. Six of these hotels were contributed upon our formation, nine of these hotels were acquired in the fourth quarter of 2003, and 17 of these hotels were acquired at various times throughout 2004. All of the loans receivable were originated or acquired since November 26, 2003. The 26 hotel properties acquired since our formation contributed approximately $19.5 million and $3.2 million to our total revenue and net income, respectively, for the three months ended September 30, 2004, and approximately $42.0 million and $7.5 million to our total revenue and net income, respectively, for the nine months ended September 30, 2004.

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

We believe the lodging industry was negatively affected in 2003 by low levels of business travel resulting from a weak economy (predominantly in the first half of the year), the war in Iraq, continued changes in terrorist threat levels, and travel reductions and restrictions related to severe acute respiratory syndrome, or SARS. Economic growth in the United States economy in the second half of 2003 and the first nine months of 2004 helped improve lodging demand.

Our industry outlook for the fourth quarter of 2004 and throughout 2005 is cautiously optimistic. Historically, we have seen that lodging demand in the United States correlates to U.S. Gross Domestic Product (“GDP”) growth, with typically a two-quarter lag period. Therefore, given the relatively strong U.S. GDP growth experienced in late 2003 and through the first nine months of 2004, and the forecasts for the remainder of 2004 and through 2005, we are optimistic about improvement in lodging demand throughout the next several months. In addition, based on these GDP forecasts, as well as the anticipated strengthening of corporate profits and capital investment, we expect an increase in business-related travel and improvement in the volume of group bookings.

Results of Operations

During August and September of 2004, four hurricanes caused significant damage throughout Florida and neighboring states. As a result, our four properties in that region experienced varying levels of property damage and business interruption. On July 20, 2004, our Radisson Hotel in Covington, Kentucky, experienced a fire on one of its hotel floors. As a result, this hotel was subsequently closed for approximately three days due to lack of electrical power. Although our insurance covers both property damage and business-interruption losses, we are liable for uninsured losses below our deductibles. During the three and nine months ended September 30, 2004, we accrued approximately $660,000 related to property damage associated with these events, and estimate that we lost an additional $340,000 related to business interruption. However, we are still evaluating the property damage incurred with respect to the related insurance policies. At this point, we feel the amount accrued for property damage is conservative and may exceed total losses for which we are ultimately liable.

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

The following table illustrates the key performance indicators for the three and nine months ended September 30, 2004 and 2003 for our initial properties (“comparable hotels”), which represent the six hotels we’ve owned throughout the comparative periods presented (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Comparable (six hotels)
Room revenues	$7,950,622	$7,862,918	$23,565,909	$22,453,205
RevPar	$78.99	$78.12	$78.62	$75.18
Occupancy	72.70%	76.51%	70.72%	72.17%
ADR	$108.65	$102.10	$111.17	$104.17
Embassy Suites (four hotels)
Room revenues	$5,583,738	$5,316,852	$17,784,580	$16,382,241
RevPar	$90.59	$86.26	$96.88	$89.56
Occupancy	75.11%	77.01%	77.74%	76.88%
ADR	$120.61	$112.01	$124.62	$116.49
Radisson Hotels (two hotels)
Room revenues	$2,366,884	$2,546,066	$5,781,329	$6,070,964
RevPar	$60.68	$65.27	$49.76	$52.45
Occupancy	68.90%	75.73%	59.63%	64.73%
ADR	$88.07	$86.19	$83.45	$81.03

The consolidated and combined financial information presented herein include all of the accounts of the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this report includes the combined financial information of certain affiliates of Remington Hotel Corporation (the “Predecessor”).

The following table reflects key line items from our consolidated and combined statements of operations for the three months ended September 30, 2004 and 2003 (unaudited):

	The Company	Company & Predecessor
	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	September 30, 2004	September 30, 2003	2003 to 2004
Total revenue	$31,336,422	$9,550,555	$21,785,867

Total hotel expenses	19,278,093	6,643,381	(12,634,712)

Property taxes, insurance, and other	2,317,570	624,323	(1,693,247)
Depreciation and amortization	2,768,427	1,051,497	(1,716,930)
Corporate general and administrative	3,093,648	945,291	(2,148,357)

Operating income	3,878,684	286,063	3,592,621

Interest income	115,850	106,438	9,412
Interest expense	(2,986,713)	(1,547,415)	(1,439,298)
Amortization of loan costs	(569,730)	(104,914)	(464,816)
Write-off of loan costs	(1,633,369)	—	(1,633,369)
Provision for income taxes	(530,476)	—	(530,476)
Minority interest	335,227	65,583	269,644

Net loss	$(1,390,527)	$(1,194,245)	$(196,282)

The following table reflects key line items from our consolidated and combined statements of operations for the nine months ended September 30, 2004 and 2003 (unaudited):

	The Company	Company & Predecessor
	Nine Months	Nine Months	Favorable (Unfavorable)
	Ended	Ended	Change
	September 30, 2004	September 30, 2003	2003 to 2004
Total revenue	$76,481,821	$27,408,956	$49,072,865

Total hotel expenses	46,712,162	19,482,569	(27,229,593)

Property taxes, insurance, and other	4,928,028	1,848,982	(3,079,046)
Depreciation and amortization	6,727,667	3,243,829	(3,483,838)
Corporate general and administrative	8,701,264	945,291	(7,755,973)

Operating income	9,412,700	1,888,285	7,524,415

Interest income	247,087	123,287	123,800
Interest expense	(5,397,125)	(4,298,622)	(1,098,503)
Amortization of loan costs	(919,041)	(369,573)	(549,468)
Write-off of loan costs	(1,633,369)	—	(1,633,369)
Provision for income taxes	(687,176)	—	(687,176)
Minority interest	(165,037)	65,583	(230,620)

Net income (loss)	$858,039	$(2,591,040)	$3,449,079

Comparison of the Three Months Ended September 30, 2004 and September 30, 2003

Revenue. Total revenue for the three months ended September 30, 2004 increased approximately $21.8 million or 228.1% from total revenue for the three months ended September 30, 2003, primarily due to approximately $19.5 million in revenues attributable to the acquisitions of five hotel properties on October 8, 2003, four hotel properties on November 25, 2003, and 17 hotel properties at various times throughout 2004, as well as approximately $2.1 million of interest income earned on the Company’s $90.6 million mezzanine and first-mortgage loans receivable portfolio, all of which was acquired or originated since November 26, 2003. In addition, revenues for comparable hotels increased due to increases in room revenues.

Room revenues at comparable hotels for the three months ended September 30, 2004 increased approximately $88,000 or 1.1% compared to the same quarter of 2003, primarily due to an increase in RevPar from $78.12 to $78.99, which consisted of a 6.4% increase in ADR offset by a 5.0% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in ADR. In particular, the Las Vegas and Dulles markets recovered significantly, and the two Embassy Suites at these locations performed accordingly. However, occupancy decreased significantly at the Holtsville Radisson due to substantial group sales related to certain customers during the third quarter of 2003 that did not recur in 2004 and new area competition. In addition, occupancy decreased slightly at certain other hotels, which is consistent with market conditions prevalent in those areas.

Food and beverage revenues at comparable hotels for the three months ended September 30, 2004 decreased approximately $69,000 or 5.3% compared to the third quarter of 2003. Food and beverage revenues decreased at certain hotels due to decreases in occupancy, while the Covington Radisson also closed a restaurant and lost a banquet due to a fire.

Other revenues at comparable hotels for the three months ended September 30, 2004 were virtually flat compared to the third quarter of 2003.

Interest income from notes receivable increased to approximately $2.1 million for the three months ended September 30, 2004, compared to zero for the third quarter of 2003 due to the mezzanine and first-mortgage loans receivable portfolio of approximately $90.6 million, all of which was acquired or originated since November 2003.

Asset management fees increased to approximately $341,000 for the three months ended September 30, 2004 compared to approximately $111,000 for the third quarter of 2003 due to the eight asset management and consulting contracts acquired from an affiliate upon formation of the Company on August 29, 2003.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $12.6 million or 190.2% for the three months ended September 30, 2004 compared to the third quarter of 2003, primarily due to approximately $12.4 million of expenses associated with the 26 hotel properties acquired since the third quarter of 2003. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $148,000 or 2.2% for the three months ended September 30, 2004 compared to the third quarter of 2003, primarily due to increases in rooms and indirect expenses, offset by a slight decrease in food and beverage expense.

Rooms expense at comparable hotels increased approximately $97,000 or 5.4% for the three months ended September 30, 2004 compared to the third quarter of 2003 primarily due to increased occupancy at certain hotels and virtually flat costs at hotels experiencing comparable or decreased occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the three months ended September 30, 2004 compared to the third quarter of 2003 decreased slightly, which is consistent with the decrease in food and beverage revenues and the overall decrease in occupancy. Indirect expenses at comparable hotels increased approximately $97,000 or 2.9% for the three months ended September 30, 2004 compared to the third quarter of 2003. Indirect expenses increased as a result of:

•	increased sales and marketing expenses due to increased headcount and marketing budget at certain hotels,

•	increased franchise fees due to increased room revenues at certain hotels, and

•	increased energy costs due to increased utility rates.

These increases were partially offset by:

•	decreased general and administrative expenses due to open positions in 2004, and

•	decreased repairs and maintenance due to substantial improvements made by the Predecessor at certain hotels during the third quarter of 2003.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $1.7 million or 271.2% for the three months ended September 30, 2004 compared to the third quarter of 2003, due to approximately $1.8 million of expenses associated with the 26 hotel properties acquired since the third quarter of 2003, which includes approximately $635,000 of uninsured losses related to hurricane damage experienced at certain of these hotels. Aside from costs incurred at the additional hotels acquired, property taxes, insurance, and other incurred in the third quarter of 2004 decreased when compared to the third quarter of 2003, primarily due to decreased insurance rates.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.7 million or 163.3% for the three months ended September 30, 2004 compared to the third quarter of 2003, due to approximately $2.0 million of depreciation associated with the 26 hotel properties acquired since the third quarter of 2003. Aside from the additional hotels acquired, depreciation and amortization decreased in the third quarter of 2004 compared to the third quarter of 2003 as a result of certain assets becoming fully depreciated.

Corporate General and Administrative. Corporate general and administrative expense increased to approximately $3.1 million for the three months ended September 30, 2004 compared to approximately $945,000 for the third quarter of 2003 as a result of expenses associated with becoming a publicly-traded company on August 29, 2003, including salaries, payroll taxes, benefits, insurance, stock-based compensation related to employee stock grants, audit fees, and directors fees. For the quarter ended September 30, 2004, the total includes approximately $605,000 of non-cash expenses associated with the amortization of employee stock grants, approximately $210,000 of offering costs associated with a public offering that was subsequently postponed, and approximately $325,000 of nonrecurring implementation costs associated with Sarbanes-Oxley internal controls documentation requirements. For the quarter ended September 30, 2003, the total includes approximately $228,000 of non-cash expenses associated with the amortization of employee stock grants.

Operating Income. Operating income increased approximately $3.6 million from approximately $286,000 for the three months ended September 30, 2003 to approximately $3.9 million for the three months ended September 30, 2004 as a result of the aforementioned operating results.

Interest Income. Interest income increased approximately $9,000 from approximately $106,000 for the three months ended September 30, 2003 to approximately $116,000 for the three months ended September 30, 2004, primarily due to interest earned on funds received from borrowings in the third quarter of 2004 in excess of interest earned on IPO funds held between August 29, 2003 and September 30, 2003.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $1.9 million from approximately $1.7 million for the three months ended September 30, 2003 to approximately $3.6 million for the three months ended September 30, 2004. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods.

Write-off of Loan Costs. On September 2, 2004, the Company executed a $210.0 million term loan, and used the proceeds to repay three mortgage notes payable totaling approximately $57.8 million, pay down its $60.0 million secured credit facility by approximately $57.2 million, and pay down another mortgage note payable by approximately $12.6 million. Unamortized loan costs associated with the repaid mortgage notes was approximately $1.6 million, which was charged off.

Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended September 30, 2004, the Company recognized a provision for income taxes related to Ashford TRS of approximately $530,000.

Minority Interest. Minority interest was a reduction to net loss of approximately $335,000 for the three months ended September 30, 2004 compared to a reduction to net loss of approximately $66,000 for the third quarter of 2003. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.

Net Loss. Net loss was approximately $1.4 million for the three months ended September 30, 2004 and approximately $1.2 for the three months ended September 30, 2003, which represents a net loss increase of approximately $200,000 as a result of the aforementioned operating results.

Comparison of the Nine Months Ended September 30, 2004 and September 30, 2003

Revenue. Total revenue for the nine months ended September 30, 2004 increased approximately $49.1 million or 179.0% from total revenue for the nine months ended September 30, 2003, primarily due to approximately $42.0 million in revenues attributable to the acquisitions of five hotel properties on October 8, 2003, four hotel properties on November 25, 2003, and 17 hotel properties at various times throughout 2004, as well as approximately $4.9 million of interest income earned on the Company’s $90.6 million mezzanine and first-mortgage loans receivable portfolio, all of which was acquired or originated since November 26, 2003. In addition, revenues for comparable hotels increased due to increases in both room revenues and food and beverage revenues.

Room revenues at comparable hotels for the nine months ended September 30, 2004 increased approximately $1.1 million or 5.0% compared to the same period of 2003 due to an increase in RevPAR from $75.18 to $78.62, which consisted of a 6.7% increase in ADR and a 2.0% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in ADR. In particular, the Las Vegas and Dulles markets recovered significantly, and the two Embassy Suites at these locations performed accordingly. However, occupancy decreased significantly at the Holtsville Radisson due to substantial group sales related to certain customers during the first nine months of 2003 that did not recur in 2004 and new area competition, which generated the overall slight decline in occupancy at comparable hotels.

Food and beverage revenues at comparable hotels for the nine months ended September 30, 2004 increased approximately $98,000 or 2.4% compared to the same period of 2003. Although occupancy declined slightly overall, food and beverage revenues increased as certain hotels experienced an increase in banquets or group sales which generated higher food and beverage revenues.

Other revenues at comparable hotels for the nine months ended September 30, 2004 were virtually flat compared to the comparable period of 2003.

Interest income from notes receivable increased to approximately $4.9 million for the nine months ended September 30, 2004, compared to zero for the first nine months of 2003 due to the mezzanine and first-mortgage loans receivable portfolio of approximately $90.6 million, all of which was acquired or originated since November 2003.

Asset management fees increased to approximately $1.0 million for the nine months ended September 30, 2004 compared to approximately $111,000 for the first nine months of 2003 due to the eight asset management and consulting contracts acquired from an affiliate upon formation of the Company on August 29, 2003.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $27.2 million or 139.8% for the nine months ended September 30, 2004 compared to the first nine months of 2003, primarily due to approximately $27.0 million of expenses associated with the 26 hotel properties acquired since the third quarter of 2003. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $274,000 or 1.4% for the nine months ended September 30, 2004 compared to the same period of 2003, primarily due to an increase in rooms expense, partially offset by decreases in food and beverage expense and indirect expenses.

Rooms expense at comparable hotels increased approximately $288,000 or 5.6% for the nine months ended September 30, 2004 compared to the first nine months of 2003 primarily due to increased occupancy at certain hotels and virtually flat costs at hotels experiencing comparable or decreased occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the nine months ended September 30, 2004 compared to the respective 2003 period decreased slightly, which is consistent with the overall decrease in occupancy. Indirect expenses at comparable hotels decreased approximately $13,000 or 0.1% for the nine months ended September 30, 2004 compared to the comparable period of 2003. Indirect expenses decreased as a result of:

•	decreased general and administrative expenses due to open positions in 2004, and

•	decreased repairs and maintenance due to substantial improvements made by the Predecessor at certain hotels during 2003.

These decreases were partially offset by:

•	increased sales and marketing expenses due to increased headcount and marketing budget at certain hotels,

•	increased franchise fees due to increased room revenues at certain hotels, and

•	increased energy costs due to increased utility rates.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $3.1 million or 166.5% for the nine months ended September 30, 2004 compared to the first nine months of 2003, due to approximately $3.3 million of expenses associated with the 26 hotel properties acquired since the third quarter of 2003, which includes approximately $635,000 of uninsured losses related to hurricane damage experienced at certain of these hotels. Aside from costs incurred at the additional hotels acquired, property taxes, insurance, and other incurred in the first nine months of 2004 decreased when compared to the same period of 2003, primarily due to decreased insurance rates.

Depreciation and Amortization. Depreciation and amortization increased approximately $3.5 million or 107.4% for the nine months ended June 30, 2004 compared to the same period of 2003, due to approximately $4.3 million of depreciation associated with the 26 hotel properties acquired since the third quarter of 2003. Aside from the additional hotels acquired, depreciation and amortization decreased for the nine months ended September 30, 2004 compared to the first nine months of 2003 as a result of certain assets becoming fully depreciated.

Corporate General and Administrative. Corporate general and administrative expense increased to approximately $8.7 million for the nine months ended September 30, 2004 compared to approximately $945,000 for the first nine months of 2003 as a result of expenses associated with becoming a publicly-traded company on August 29, 2003, including salaries, payroll taxes, benefits, insurance, stock-based compensation related to employee stock grants, audit fees, and directors fees. For the nine months ended September 30, 2004, the total includes approximately $1.8 million of non-cash expenses associated with the amortization of employee stock grants, approximately $210,000 of offering costs associated with a public offering that was subsequently postponed, and approximately $383,000 of nonrecurring implementation costs associated with Sarbanes-Oxley internal controls documentation requirements. For the nine months ended September 30, 2003, the total includes approximately $228,000 of non-cash expenses associated with the amortization of employee stock grants.

Operating Income. Operating income increased approximately $7.5 million from approximately $1.9 million for the nine months ended September 30, 2003 to approximately $9.4 million for the nine months ended June 30, 2004 as a result of the aforementioned operating results.

Interest Income. Interest income increased approximately $124,000 from approximately $123,000 for the nine months ended September 30, 2003 to approximately $247,000 for the nine months ended September 30, 2004, primarily due to interest earned on funds remaining from the Company’s IPO and funds received from subsequent borrowings during the first nine months of 2004 in excess of interest earned on IPO funds held between August 29, 2003 and September 30, 2003.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $1.6 million from approximately $4.7 million for the nine months ended September 30, 2003 to approximately $6.3 million for the nine months ended September 30, 2004. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods.

Write-off of Loan Costs. On September 2, 2004, the Company executed a $210.0 million term loan, and used the proceeds to repay three mortgage notes payable totaling approximately $57.8 million, pay down its $60.0 million secured credit facility by approximately $57.2 million, and pay down another mortgage note payable by approximately $12.6 million. Unamortized loan costs associated with the repaid mortgage notes was approximately $1.6 million, which was charged off.

Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the nine months ended September 30, 2004, the Company recognized a provision for income taxes related to Ashford TRS of approximately $687,000.

Minority Interest. Minority interest was a reduction to net income (loss) of approximately $165,000 for the nine months ended September 30, 2004 compared to an increase to net income (loss) of approximately $66,000 for the comparative 2003 period. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.

Net Income (Loss). Net income (loss) was approximately $858,000 of net income for the nine months ended September 30, 2004 and approximately $2.6 million of net loss for the nine months ended September 30, 2003, which represents a net income increase of approximately $3.5 million as a result of the aforementioned operating results.

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

The following table reconciles net loss to FFO for the Company for the three months ended September 30, 2004 and the period from August 29, 2003 to September 30, 2003, and for the Predecessor for the period from July 1, 2003 to August 28, 2003 (unaudited):

	The Company	The Company	The Predecessor
	Three Months	Period From	Period From
	Ended	August 29, 2003 to	July 1, 2003 to
	September 30, 2004	September 30, 2003	August 28, 2003
Net loss	$(1,390,527)	$(298,158)	$(896,087)

Plus real estate depreciation and amortization	2,751,286	328,052	723,445
Remove minority interest	(335,227)	65,583	—

Gross FFO	$1,025,532	$95,477	$(172,642)

The following table reconciles net income (loss) to FFO for the Company for the nine months ended September 30, 2004 and the period from August 29, 2003 to September 30, 2003, and for the Predecessor for the period from January 1, 2003 to August 28, 2003 (unaudited):

	The Company	The Company	The Predecessor
	Nine Months	Period From	Period From
	Ended	August 29, 2003 to	January 1, 2003 to
	September 30, 2004	September 30, 2003	August 28, 2003
Net income (loss)	$858,039	$(298,158)	$(2,292,882)

Plus real estate depreciation and amortization	6,691,446	328,052	2,915,777
Remove minority interest	165,037	65,583	—

Gross FFO	$7,714,522	$95,477	$622,895

For both the three and nine months ended September 30, 2004, FFO has not been adjusted to add back the non-recurring write-off of loan costs of approximately $1.6 million, which is included in net income (loss).

Liquidity and Capital Resources

Our principal source of funds to meet our cash requirements, including distributions to stockholders, will be our share of the operating partnership’s cash flow. The operating partnership’s principal sources of revenue include: (i) cash flow from hotel operations, (ii) interest income from our mezzanine and first-mortgage loans receivable portfolio, and (iii) management fees related to our eight asset management and consulting contracts with an affiliate.

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

During the nine months ended September 30, 2004, we completed the following significant transactions, which impacted or will impact our cash flow and liquidity:

On January 23, 2004, we acquired a $15.0 million subordinated first-mortgage loan receivable related to a hotel property in Denver, Colorado. The loan bears interest at LIBOR plus 9%, matures in January 2006, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, we will receive interest-only payments through maturity, with principal and interest paid through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through November 30, 2004, require decreasing prepayment premiums through August 31, 2005, and require no prepayment premiums thereafter. We used proceeds from our IPO as well as proceeds from borrowings to fund this acquisition.

On February 5, 2004, we executed a $60.0 million secured credit facility, at an interest rate of LIBOR plus 3.25%, of which approximately $49.8 million of the proceeds were funded March 24, 2004 and the remainder was funded May 17, 2004. The credit facility matures in three years, is collateralized by eight hotel properties, is subject to certain financial covenants, requires a commitment fee of 0.45% to 0.55% on the unused portion of the line, which is payable quarterly, and allows for an increase to $75.0 million subject to certain conditions of the lender. On August 17, 2004, we modified the terms of this credit facility, as discussed below.

On March 4, 2004, we acquired a $25.0 million mezzanine loan receivable secured by 17 hotel properties. The mezzanine loan bears interest at LIBOR plus 8.7% with a 2.5% LIBOR floor, matures in July 2005, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, we will receive principal and interest payments through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through maturity subject to certain provisions. We used proceeds from our IPO as well as proceeds from borrowings to fund this acquisition. On August 20, 2004, we received an approximate $7.2 million payment related to the portion of this mezzanine loan that was secured by two hotel properties. As a result, the $25.0 million mezzanine loan, originally secured by 17 hotel properties, became a $17.8 million mezzanine loan, secured by 15 hotel properties.

On March 15, 2004, we declared a cash dividend of approximately $1.9 million, or $0.06 per fully-diluted share, for common shareholders and units of limited partnership of record on March 31, 2004, which was paid April 15, 2004.

On March 19, 2004, we originated a $15.0 million mezzanine loan receivable related to a hotel property in Boston, Massachusetts. The mezzanine loan bears interest at LIBOR plus 10.25% with a 1.75% LIBOR floor and a 5% LIBOR cap, matures in March 2007, and provides for two one-year extension options subject to certain conditions. In accordance with the loan agreement, we will receive interest-only payments through maturity. Prepayments of the loan are prohibited through September 1, 2005. We used proceeds from our IPO as well as proceeds from borrowings to fund this acquisition.

On March 24, 2004, we acquired a $6.6 million mezzanine loan receivable related to a hotel property in Brooklyn Park, Minnesota. The mezzanine loan bears interest at LIBOR plus 10% with a 2% LIBOR floor and a 5% LIBOR cap and matures in January 2006. In accordance with the loan agreement, we will receive interest-only payments through maturity. In addition, if certain operating conditions are met, we will receive an additional interest payment upon maturity based on an accrual rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor. We used proceeds from borrowings to fund this acquisition.

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

On May 17, 2004, we acquired a hotel property in Baltimore, Maryland, from The Buccini/Pollin Group for approximately $15.9 million, which included approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt, which matures April 1, 2011. On August 12, 2004, we increased this debt commitment by approximately $5.2 million and reduced the overall interest rate from the average weekly yield for 30-day commercial paper plus 3.5% to the average weekly yield for 30-day commercial paper plus 3.4%. Annualized revenue of the acquired hotel is approximately $3.9 million. We used proceeds from borrowings to fund this acquisition.

On June 16, 2004, we declared a cash dividend of approximately $3.2 million, or $0.10 per fully-diluted share, for common shareholders and units of limited partnership of record on June 30, 2004, which was paid July 15, 2004.

On July 7, 2004, we acquired a hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash, with an additional $5.7 million planned for future capital improvements. Annualized revenue of the acquired hotel is approximately $9.0 million, while the adjacent office building has one tenant with nominal operations. We used proceeds from borrowings to fund this acquisition.

On July 7, 2004, we executed a $14.8 million mortgage note payable, secured by one hotel property, at an interest rate of LIBOR plus 3.5%, with a 5% total floor. The mortgage note payable had a maturity date of July 31, 2007 with two one-year extension options, with interest-only payments due monthly plus principal payments of $20,000 due monthly beginning July 1, 2006. Upon completion of the $210.0 million term loan on September 2, 2004, as discussed below, this mortgage note payable was repaid. The balance outstanding at the time the loan was repaid was approximately $9.7 million.

On July 14, 2004, we executed a $45.6 million credit facility, with an interest rate of LIBOR plus 6.25% with a 2% LIBOR floor, which matures July 14, 2007. Approximately $37.5 million of the proceeds were funded immediately. On August 26, 2004, we paid down approximately $4.6 million of this credit facility in connection with the partial payoff of one of the mezzanine notes receivable securing the facility.

On July 23, 2004, we acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus contingent consideration to be paid, if earned, no later than April 30, 2005. In addition, we anticipate capital improvements related to such properties of approximately $600,000. Annualized revenues of these four hotel properties are approximately $7.8 million. We used proceeds from borrowings to fund the acquisition of these properties.

On July 23, 2004, we executed a $19.6 million mortgage note payable, with an interest rate of LIBOR plus 3.5% with a 5% total floor, which matures July 31, 2007. Upon completion of the $210.0 million term loan on September 2, 2004, as discussed below, this mortgage note payable was paid down by approximately $12.6 million.

On August 17, 2004, we modified our $60.0 million credit facility such that the interest rate was reduced from LIBOR plus 3.25% to LIBOR plus a range of 2.0% to 2.3% depending on the loan-to-value ratio, and maturity was extended from February 5, 2007 to August 17, 2007, with two one-year extension options.

On September 2, 2004, we executed a $210.0 million term loan, at varying interest rates averaging LIBOR plus 1.95%, with interest-only payments due monthly. We used the proceeds to repay three mortgage notes payable totaling approximately $57.8 million (with interest rates ranging from LIBOR plus 3.25% to LIBOR plus 3.5%), pay down our $60.0 million secured credit facility (interest rate of LIBOR plus 3.25%) by approximately $57.2 million, and pay down another mortgage note payable by approximately $12.6 million (interest rate of LIBOR plus 3.5%).

On September 2, 2004, we acquired nine hotel properties from Dunn Hospitality Group for approximately $62.0 million, which consisted of approximately $59.0 million in cash and approximately $3.0 million worth of limited partnership units, which equates to 333,333 units based on the market price of the Company’s common stock on the date of issuance. In addition, we plan an additional $6.5 million for future capital improvements. Annualized revenues of these nine hotel properties are approximately $20.1 million. We used proceeds from borrowings to fund the acquisition of these properties.

On September 10, 2004, we acquired an $11.0 million mezzanine loan receivable related to a hotel property in Westminster, Colorado. The mezzanine loan bears interest at 14% (12% through the first two years) and matures in September 2011. In accordance with the loan agreement, we will receive interest-only payments through maturity. We used proceeds from borrowings to fund this acquisition.

On September 13, 2004, we declared a cash dividend of approximately $4.5 million, or $0.14 per fully-diluted common share, for common shareholders and units of limited partnership of record on September 30, 2004, which was paid October 15, 2004.

On September 22, 2004, we issued 2,300,000 shares of 8.55% Series A Cumulative Preferred Stock (“Preferred Stock”) at $25 per share, which generated gross proceeds of approximately $57.5 million. However, our aggregate proceeds, net of underwriters’ discount and offering costs, was approximately $55.1 million. Dividends on the Preferred Stock are cumulative from the date of original issuance and are payable quarterly, when and as declared, commencing on January 18, 2005 at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). Dividends will be payable on the 15th day of January, April, July, and October of each year, or if such day is not a business day, the next succeeding business day.

On September 30, 2004, we originated a $10.0 million first-mortgage loan receivable related to a hotel property in Denver, Colorado, which bears interest at LIBOR plus 2.8%. Also on September 30, 2004, we originated a $5.0 million mezzanine loan receivable related to the same hotel property in Denver, Colorado, which bears interest at LIBOR plus 11.35%. Both loans mature October 2006. In accordance with the loan agreements, we will receive interest-only payments through maturity. We used proceeds from borrowings to fund these originations.

Net Cash Flow (Used In) Provided By Operating Activities. For the nine months ended September 30, 2004, net cash flow used in operating activities decreased approximately $10.0 million from cash flow provided of approximately $2.7 million for the first nine months of 2003 to cash flow used of approximately $7.3 million for the first nine months of 2004. The decrease in net cash flow provided by operating activities was primarily attributable to the increase in restricted cash, primarily related to escrow requirements associated with the aforementioned $210.0 million term loan executed on September 2, 2004, as well as the timing of operational payments, offset somewhat by an increase in net income experienced in 2004, which resulted from improved operations at the six comparable hotels as well as the 26 hotels acquired since October 2003.

Net Cash Flow Used In Investing Activities. For the nine months ended September 30, 2004, net cash flow used in investing activities was approximately $236.1 million, which consisted of approximately $87.6 million of acquisitions or originations of mezzanine and first-mortgage loans receivable, approximately $146.0 million related to the acquisitions of 17 hotel properties, and approximately $9.7 million of improvements to various hotel properties, which is consistent with capital improvements anticipated for such properties upon acquisition, offset by approximately $7.2 million of payments on notes receivable. For the nine months ended September 30, 2003, there was approximately $477,000 of investing activities related to improvements to various hotel properties.

Net Cash Flow Provided By Financing Activities. For the nine months ended September 30, 2004, net cash flow provided by financing activities was approximately $259.6 million, the majority of which relates to approximately $346.3 million of borrowings on indebtedness, including the $210.0 million term loan executed on September 2, 2004, and $55.1 million of proceeds received related to the preferred stock offering on September 22, 2004, offset by repayments of three mortgage notes payable totaling approximately $57.8 million, pay down of the $60.0 million secured credit facility by approximately $57.2 million, pay down of another mortgage note payable by approximately $12.6 million, pay down of the $45.6 million credit facility by approximately $4.6 million, and payments of deferred financing costs of approximately $9.2 million. For the nine months ended September 30, 2003, net cash provided by financing activities of approximately $129.7 million primarily relates to net cash received associated with our IPO and related formation transactions on August 29, 2003. Gross proceeds from the IPO and subsequent sale of over-allotment shares to our underwriters was approximately $216.9 million, and proceeds received related to the sale of shares to our Chief Executive Officer and our Chairman was approximately $4.2 million. These proceeds were offset by cash paid upon our formation of approximately $10.1 million, payments of indebtedness of approximately $62.9 million, and offering costs of approximately $17.4 million. Prior to the IPO, net cash distributions to the Predecessor’s owners in 2003 were approximately $1.1 million.

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

Subsequent Events

On October 1, 2004, the Company acquired the Hyatt Orange County hotel in Anaheim, California, for approximately $81.0 million in cash, inclusive of the seller’s commitment to fund a $6.0 million renovation, which will be completed November 2004. Annualized revenues of the acquired hotel are approximately $27.8 million. The Company used cash from borrowings as the source of funds for the acquisition of this property.

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

Seasonality

Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flow from the operation of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to make required distributions. However, we cannot make any assurances that we will make such distributions in the future.

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

FIN No. 46 — In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”). FIN No. 46 requires existing variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements for periods ending after March 15, 2004, related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

Since November 2003, the Company has acquired or originated a $90.6 million portfolio of mezzanine and first-mortgage loans receivable, each of which are secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All of these loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company will not consolidate the hotels for which it has provided financing. Hence, the adoption of FIN No. 46 did not have a material impact on the Company’s results of operations, financial position, or cash flows. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria and such entities will be consolidated, if required.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

As of September 30, 2004, our $286.4 million debt portfolio consisted of approximately $264.5 million of outstanding variable-rate debt and approximately $21.9 million of outstanding of fixed-rate debt, with interest rates ranging from 7.08% to 7.25%. As discussed below, $105.0 million of the variable-rate debt was converted to fixed-rate debt via an interest rate swap.

On September 2, 2004, we purchased a 6.0% LIBOR interest rate cap with a $210.0 million notional amount to limit our exposure to rising interest rates on $210.0 million of our floating-rate debt. To partially offset the cost of the purchased cap, we sold a 6.0% LIBOR interest rate cap with a $105.0 million notional amount with identical terms to the purchased cap. Hence, we own a net interest rate cap with a $105.0 million notional amount. Both the purchased and sold interest rate caps mature October 2, 2006.

On September 7, 2004, we entered into a $105.0 million stair-stepped interest rate swap agreement, at an average interest rate of 4.9% over the term of the swap, which matures March 1, 2007. The interest rate swap effectively converts the interest payments on $105.0 million of our floating-rate debt to a fixed rate.

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Purchased interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when rates are above the cap strike.

For the nine months ended September 30, 2004, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of September 30, 2004, net of the $105.0 million notional amount protected by an interest rate swap as of that date, would be approximately $1.2 million.

As of September 30, 2004, we owned approximately $90.6 million of variable-rate loans receivable. For the nine months ended September 30, 2004, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate loans receivable as of September 30, 2004, would be approximately $680,000. We had no other outstanding loans receivable as of September 30, 2004.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2004, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

ITEM 2: UNREGISTERED SALES OP EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit
Number	Description of Exhibit
*10.15.1	First Amendment to Credit Agreement, dated August 17, 2004, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital

*10.16	Loan and Security Agreement, dated July 13, 2004, among the Registrant and CapitalSource Finance LLC

*10.17	Loan Agreement, dated September 2, 2004, among the Registrant, Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Capital

*10.17.1	Mezzanine Loan Agreement, dated September 2, 2004, among the Registrant and Merrill Lynch Capital

*10.17.2	Broker Agreement, dated May 10, 2004, among the Registrant and Secured Capital Corp

*10.18	Agreement of Purchase and Sale, dated May 19, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group

*10.18.1	First Amendment to Agreement of Purchase and Sale, dated July 1, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group

*10.18.2	Second Amendment to Agreement of Purchase and Sale, dated July 23, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group

*10.18.3	Third Amendment to Agreement of Purchase and Sale, dated August 4, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group

*10.18.4	Fourth Amendment to Agreement of Purchase and Sale, dated September 2, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group

*10.19	International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and Calyon New York Branch

*10.19.1	International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and SMBC Derivative Products Limited

*10.19.2	International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and SMBC Derivative Products Limited

*31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*32.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004	By:	/s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2004	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer (Principal Financial Officer)

Dated: November 12, 2004	By:	/s/ MARK L. NUNNELEY
Mark L. Nunneley
Chief Accounting Officer (Principal Accounting Officer)