Form 10-K
period 2004-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2005-03-16
CIK 1232582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
PREFERRED STOCK, SERIES A, $0.01 PAR
Securities registered pursuant to Section 12(g) of the Act:
NONE
      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $202.8 million. As of March 15, 2005, the registrant had issued and outstanding 36,160,447 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant’s definitive Proxy Statement pertaining to the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS
      We make forward-looking statements throughout this Form 10-K and documents incorporated herein by reference that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
      Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and objectives may vary materially from those expressed in our forward-looking statements. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•	the factors discussed in this Form 10-K, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties;”

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry and the market in which we operate, interest rates, or the general economy; and

•	the degree and nature of our competition.
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

Our Company
      Ashford Hospitality Trust, Inc. and subsidiaries (the “Company” or “we” or “our”) is a self-advised real estate investment trust (“REIT”), which commenced operations on August 29, 2003 when it completed its initial public offering (“IPO”). We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of ours, serves as the sole general partner of our operating partnership.
      We have elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. Because of limitations imposed on REITs in operating hotel properties, third-party managers manage each of our hotel properties. Remington Lodging & Hospitality, L.P., or Remington Lodging, is our primary property manager, managing 14 of our 33 existing hotel properties, as well as all of the 21 hotel properties in the portfolio acquired in March 2005. Our remaining 19 hotel properties are managed by management companies unaffiliated with us. Remington Lodging is wholly owned by Mr. Archie Bennett, our Chairman, and Mr. Montgomery J. Bennett, our President and Chief Executive Officer.
      During the year ended December 31, 2004, the Company completed the following transactions:

•	On March 15, 2004, the Company issued 70,400 shares of restricted common stock to its executives and certain employees.

•	On April 1, 2004, the Company issued 106,675 units of limited partnership interest in connection with the acquisition of a hotel property.

•	On May 19, 2004, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board through May 2005.

•	On September 2, 2004, the Company issued 333,333 units of limited partnership interest in connection with the acquisition of nine hotel properties.

•	On September 22, 2004, the Company issued 2,300,000 shares of Series A Cumulative Preferred Stock in a public offering of such preferred shares.

•	On December 30, 2004, the Company issued 993,049 shares of Series B Cumulative Convertible Preferred Stock to a financial institution.
      As of December 31, 2004, the Company owned 33 hotel properties in fourteen states with 5,095 rooms, and had acquired or originated mezzanine or first-mortgage loans receivable with a balance at December 31, 2004 of approximately $79.7 million.
      We maintain a website at www.ahtreit.com. On our website, we make available free-of-charge all our annual reports on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
      All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Our Business Strategy
      Our current investment strategy is to target specific opportunities created by the current strengthening lodging market, while retaining the flexibility to invest in the most attractive risk-reward opportunities as they develop in the lodging business cycle. We believe that the U.S. economy is currently in an expansion phase and that the underlying cash flows of hotels will continue to improve due to favorable supply/demand dynamics. We believe that our current investment policies, particularly our current focus on the upscale and upper-upscale lodging segments, will allow us to participate in the continued improvement in performance within the lodging industry. However, we also believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of newly-created lodging investment opportunities as they develop. Currently, we do not limit our acquisitions to any specific geographical market. While our current investment strategies are well defined, our board of directors may change our investment policies at any time without stockholder approval.
      We intend to continue to invest in a variety of lodging-related assets based upon our evaluation of diverse market conditions. These investments may include: (i) direct hotel investments; (ii) mezzanine financing through origination or through acquisition in secondary markets; (iii) first lien mortgage financing through origination or through acquisition in secondary markets; and (iv) sale-leaseback transactions.
      Our strategy is designed to take advantage of current lodging industry conditions and adjust to changes in market conditions over time. In the current market, we believe we can continue to purchase assets at discounts to previous trading ranges or replacement costs and acquire or originate debt positions with attractive relative yields. Over time, our assessment of market conditions will determine asset reallocation strategies. While we seek to capitalize on favorable market fundamentals, conditions beyond our control may have an impact on overall profitability and on the investment returns.
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
      Our investment strategy primarily targets limited and full service hotels in primary, secondary, and resort markets throughout the United States. To take full advantage of current and future investment opportunities in the lodging industry, we will invest according to the asset allocation strategies described below. Due to ongoing changes in market conditions, we will continually evaluate the appropriateness of our investment strategies. Our board of directors may change any or all of these strategies at any time.
      Direct Hotel Investments — In selecting the hotels that we have acquired since our initial public offering, we have targeted hotels that either offer a high current return or have the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. We intend to continue to acquire existing hotels and, under appropriate market conditions, may develop new hotels. Our direct hotel acquisition strategy will follow similar investment criteria and will seek to achieve both current income and income from appreciation.
      Mezzanine Financing — The subordinated loans, also known as mezzanine loans, we have acquired or originated since our initial public offering relate to upscale or full-service hotels that we believe require no significant near-term capital expenditures, have reputable managers, and are located in good or emerging sub-markets. We intend to continue to acquire or originate mezzanine loans. Each of our mezzanine loans is secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels and, in one instance, by a junior participation in a first mortgage. Mezzanine loans that we acquire in the future may be secured by individual assets as well as cross-collateralized portfolios of assets. Although these types of loans generally have greater repayment risks than first mortgages due to the subordinated nature of the loans, we have a disciplined approach in underwriting the value of the asset. We expect this asset class to provide us with attractive returns and potentially allow us to participate in the improving economics of the underlying hotel. In addition, subject to restrictions applicable to REITs, we may acquire or originate corporate-level mezzanine loans on an unsecured basis.
      First Mortgage Financing — We have originated one first mortgage which was subsequently sold and one junior participation in a first mortgage, which we refer to as a mezzanine loan. As interest rates increase and the dynamics in the hotel industry make first-mortgage investments more attractive, we intend to acquire, potentially at a discount to par, or originate loans secured by first priority mortgages on hotels. We may be subject to certain state-imposed licensing regulations related to commercial mortgage lenders, with which we intend to comply. However, because we are not a bank or a federally chartered lending institution, we are not subject to the state and federal regulatory constraints imposed on such entities. Also, because we do not intend to securitize our assets, we expect we will be able to offer more flexible terms than commercial lenders who contribute loans to securitized mortgage pools. We anticipate that this asset class will provide us with stable, attractive current yields.
      Sale-Leaseback Transactions — To date, we have not participated in any sale-leaseback transactions. However, if the lodging industry fundamentals shift such that sale-leaseback transactions become more attractive investments, we intend to purchase hotels and lease them back to their existing hotel owners.

Our Operating Procedures
      In implementing our business strategy through investments that satisfy the applicable investment policies described above, we consider each of the following:
      Asset Review. In making future hotel investment decisions, we consider several criteria, including:

•	Number of Rooms — We anticipate acquiring or investing in hotels with at least 70 rooms.

•	Ownership Structure — We prefer properties with a fee simple title.

•	Franchise Affiliations — We consider both major franchises as well as independents.

•	Competition — We intend to seek properties in areas that lack a substantial new supply of hotel rooms, appear resilient to down markets, and either have an existing broad demand or a growing demand base.

•	Physical Condition — The condition of the property that is acceptable to us will depend on the pricing structure. Major product improvement plans or renovations are acceptable if the pricing adequately reflects such renovations.

•	Available Financing — To the extent we utilize financing in our investments, we will seek non-recourse financing.

•	Amenities — We prefer properties that have amenities (food and beverage, meeting space, fitness equipment, parking, etc.) consistent with the needs of its targeted customer.

•	Operating Performance — We intend to seek hotels that have shown a solid operating performance or alternatively seek assets where strategic changes in operations or its market positioning will generate improved revenue and operating margins.

•	Room Demand Generators — We will seek hotels that have a diversified base of room demand generators or alternatively seek to reposition hotels to capitalize on shifting the hotel’s guest mix in ways to improve operating performance.
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
      Market Assessments. Our market assessment analysis entails in-depth evaluation of macro and micro market forces affecting the lodging industry in a given market and the specific sub-market. We usually process data obtained from numerous industry sources that focus on new supply, changes in demand patterns, brand expansion plans, performance of key corporations, government initiatives, and essential hotel performance data (e.g., average daily rate (“ADR”), occupancy, and net revenue per available room (“RevPAR”)). We analyze this information to make near-term and long-term investment and sales decisions within each market and further within specific sub-markets.
      Capital Markets Evaluation. We monitor the capital markets to determine trends in lodging investment patterns and debt-to-equity pricing. We typically maintain a debt and equity transaction database encompassing recently closed transactions and suggested pricing for new transactions. This information assists us in the formulation of competitive pricing trends and may serve as a good indicator of when liquidity gaps or pricing inefficiencies may exist in the market. We use this pricing knowledge to optimally allocate our assets across our four targeted lodging-related investment classes to maximize our risk-adjusted returns.
      Value-Optimization Strategies. We regularly evaluate the incremental performance and resulting investment actions for each asset in our portfolio as part of our budget review process. Due to our fluid asset allocation strategy, it is imperative that the relative merits of holding a particular property or investment demonstrate benefits in terms of accretion and portfolio diversification. Our objective in such an evaluation is to confirm that an existing asset adds to stockholder value. The methodology consists of a “re-buy” analysis that determines if continuing to hold a particular investment, using forward-looking market growth assumptions, is a valid strategy. By consistently applying this policy across all investments, we seek to maximize our investment returns by reallocating funds into more productive asset classes.

Our Operating Segments
      As addressed in Item 15, Financial Statements Schedules, we currently operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. These operating segments are described above along with additional operating segments where we anticipate future participation.

Our Financing Strategy
      We utilize our borrowing power to leverage future investments. When evaluating our future level of indebtedness and when making decisions regarding the incurrence of indebtedness, our board of directors considers a number of factors, including:

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
      We may also incur indebtedness for other purposes when, in the opinion of our board of directors, it is advisable for us to do so. In addition, we may need to borrow to meet the taxable income distribution requirements under the Internal Revenue Code if we do not have sufficient cash available to meet those distribution requirements.
      No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute on our business strategy. In addition, we may selectively pursue mortgage financing on individual properties and our mortgage investments.

Our Distribution Policy
      To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments with respect to our properties from the indirect, wholly-owned subsidiary of our operating partnership, Ashford TRS, and, in turn, upon the management of our properties by our property managers. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent that it’s not inconsistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
      Our charter allows us to issue preferred stock with a preference on distributions, which we did in 2004. The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distribution. Such issuance of preferred stock or preferred units, given the dividend preference on this stock or units, could limit our ability to make a dividend distribution to our common stockholders.

Our Recent Developments
      During the year ended December 31, 2004, we completed the following significant transactions:
      On January 23, 2004, we acquired a $15.0 million subordinated first-mortgage loan receivable related to a hotel property in Denver, Colorado. The loan bears interest at LIBOR plus 9%, matures in January 2006, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, we will receive interest-only payments through maturity, with principal and interest paid through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan require decreasing prepayment premiums through August 31, 2005, and require no prepayment premiums thereafter. We used proceeds from our IPO as well as proceeds from borrowings to fund this acquisition.
      On February 5, 2004, we executed a $60.0 million secured credit facility, at an interest rate of LIBOR plus 3.25%, of which approximately $49.8 million of the proceeds were funded March 24, 2004 and the remainder was funded May 17, 2004. The credit facility matures in three years, was initially collateralized by eight hotel properties, is subject to certain financial covenants, requires a commitment fee of 0.45% to 0.55% on the unused portion of the line, which is payable quarterly, and allows for an increase to $75.0 million subject to certain conditions of the lender. On August 17, 2004, we modified the terms of this credit facility, as discussed below.
      On March 4, 2004, we acquired a $25.0 million mezzanine loan receivable secured by 17 hotel properties. The mezzanine loan bears interest at LIBOR plus 8.7% with a 2.5% LIBOR floor, matures in July 2005, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, we will receive principal and interest payments through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through maturity subject to certain provisions. We used proceeds from our IPO as well as proceeds from borrowings to fund this acquisition. Prior to December 31, 2004, we received payments of approximately $8.1 million related to the portion of this mezzanine loan that was secured by three hotel properties. As a result, the $25.0 million mezzanine loan, originally secured by 17 hotel properties, became a $16.9 million mezzanine loan, secured by 14 hotel properties.
      On March 15, 2004, we declared a cash dividend of approximately $1.9 million, or $0.06 per diluted share, for common shareholders and units of limited partnership of record on March 31, 2004, which was paid April 15, 2004.
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
      On March 24, 2004, we acquired a $6.6 million mezzanine loan receivable related to a hotel property in Brooklyn Park, Minnesota. The mezzanine loan bears interest at LIBOR plus 10% with a 2% LIBOR floor and a 5% LIBOR cap and matures in January 2006. In accordance with the loan agreement, we will receive interest-only payments through maturity. In addition, we will receive an additional interest payment upon maturity based on an accrual rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor. We used proceeds from borrowings to fund this acquisition.
      On March 24, 2004, we acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.6 million in cash. Annualized revenue of the acquired hotel is approximately $5.8 million. We used proceeds from borrowings to fund this acquisition.

      On April 1, 2004, we acquired a hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership for approximately $23.1 million, which consisted of approximately $6.3 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $1.1 million worth of limited partnership units, which equates to 106,675 units based on the market price of our common stock on the date of issuance. Annualized revenue of the acquired hotel is approximately $9.1 million. We used proceeds from borrowings to fund this acquisition.
      On May 17, 2004, we acquired a hotel property in Baltimore, Maryland, from The Buccini/ Pollin Group for approximately $15.9 million, which included approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt, which matures April 1, 2011. On August 12, 2004, we increased this debt commitment by approximately $5.2 million and reduced the overall interest rate from the average weekly yield for 30-day commercial paper plus 3.5% to the average weekly yield for 30-day commercial paper plus 3.4%. Annualized revenue of the acquired hotel is approximately $3.9 million. We used proceeds from borrowings to fund this acquisition.
      On June 16, 2004, we declared a cash dividend of approximately $3.2 million, or $0.10 per diluted share, for common shareholders and units of limited partnership of record on June 30, 2004, which was paid July 15, 2004.
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
      On July 14, 2004, we executed a $45.6 million credit facility, with an interest rate of LIBOR plus 6.25% with a 2% LIBOR floor, which matures July 13, 2007. Approximately $37.5 million of the proceeds were funded immediately. Prior to December 31, 2004, we paid down approximately $5.1 million of this credit facility in connection with partial payoffs of one of the mezzanine notes receivable securing the facility.
      On July 23, 2004, we acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus approximately $86,000 in additional cash to be paid no later than April 30, 2005 pursuant to a post-acquisition contingency. Annualized revenues of these four hotel properties are approximately $7.8 million. We used proceeds from borrowings to fund the acquisition of these properties.
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
      On August 20, 2004, we received an approximate $7.2 million payment related to the portion of our $25.0 million mezzanine loan that was secured by two hotel properties. As a result of this prepayment, the $25.0 million mezzanine loan, originally secured by 17 hotel properties, became a $17.8 million mezzanine loan, secured by 15 hotel properties.
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
      On September 2, 2004, we acquired nine hotel properties from Dunn Hospitality Group for approximately $62.0 million, which consisted of approximately $59.0 million in cash and approximately $3.0 million worth of limited partnership units, which equates to 333,333 units based on the market price of our common stock on the date of issuance. Annualized revenues of these nine hotel properties are approximately $20.1 million. We used proceeds from borrowings to fund the acquisition of these properties.
      On September 10, 2004, we acquired an $11.0 million mezzanine loan receivable related to a hotel property in Westminster, Colorado. The mezzanine loan bears interest at 14% and matures in September 2011. In accordance with the loan agreement, we will receive interest-only payments through maturity. We used proceeds from borrowings to fund this acquisition.
      On September 13, 2004, we declared a cash dividend of approximately $4.5 million, or $0.14 per diluted share, for common shareholders and units of limited partnership of record on September 30, 2004, which was paid October 15, 2004.
      On September 22, 2004, we issued 2,300,000 shares of 8.55% Series A Cumulative Preferred Stock at $25 per share, which generated gross proceeds of approximately $57.5 million. However, our aggregate proceeds, net of underwriters’ discount and offering costs, was approximately $55.0 million.
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
      On October 1, 2004, we acquired the Hyatt Orange County hotel in Anaheim, California, from Atrium Plaza, LLC for approximately $81.0 million in cash, inclusive of the seller’s commitment to fund a $6.0 million renovation, which was completed in December 2004. Annualized revenue of the acquired hotel is approximately $27.8 million. We used proceeds from borrowings to fund this acquisition.
      On October 1, 2004, in connection with the acquisition of a hotel property, we drew an additional $15.0 million on our $60.0 million credit facility.
      On December 9, 2004, we sold our $10 million first-mortgage loan receivable, secured by one hotel property, with an interest rate of LIBOR plus 2.8%, maturing in October 2006, at its par value.
      On December 15, 2004, we declared a cash dividend of approximately $4.8 million, or $0.15 per diluted share, for common shareholders and units of limited partnership of record on December 31, 2004, which was paid January 18, 2005.
      On December 17, 2004, we declared a cash dividend of approximately $1.4 million, or $0.5878 per diluted share, for Series A preferred shareholders of record on December 31, 2004, which was paid January 18, 2005.
      On December 30, 2004, we issued 993,049 shares of Series B-1 Preferred Stock at $10.07 per share, which generated proceeds of approximately $10.0 million.

Our Competition
      The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties. Accordingly, our hotels compete for guests with other full-service or limited-service hotels in the immediate vicinity and, secondarily, with hotels in its geographic market. The future occupancy, ADR, and RevPAR of any hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. We believe that brand recognition, location, quality of the hotel and the services provided, and price are the principal competitive factors affecting our hotels.

Our Employees
      At December 31, 2004, we had 27 full-time employees. The employees perform directly or through our operating partnership various acquisition, development, redevelopment, and corporate management functions. All persons employed in the day-to-day operation of our hotels are employees of the management companies engaged by our lessees, and are not our employees.

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
      Phase I environmental assessments, which are intended to identify potential environmental contamination for which our properties may be responsible, have been obtained on each of our properties. Phase I environmental assessments included:

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
      Phase I environmental assessments have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or liquidity, and we are not aware of any such liability. To the extent that Phase I environmental assessments reveal facts that require further investigation, we would perform a Phase II environmental assessment. However, it is possible that these environmental assessments will not reveal all environmental liabilities. There may be material environmental liabilities of which we are unaware, including environmental liabilities that may have arisen since the environmental assessments were completed or updated. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of our properties will not be affected by the condition of properties in the vicinity of our properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the us.
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

Our Insurance
      We maintain comprehensive insurance, including liability, fire, workers’ compensation, extended coverage, rental loss, environmental, terrorism, and, when available on reasonable commercial terms, flood and earthquake insurance, with policy specifications, limits, and deductibles customarily carried for similar properties. Certain types of losses (for example, matters of a catastrophic nature such as acts of war, earthquakes, or substantial known environmental liabilities) are either uninsurable or require such substantial premiums that the cost of maintaining such insurance is economically infeasible. Certain types of losses, such as those arising from subsidence activity, are insurable only to the extent that certain standard policy exceptions to insurability are waived by agreement with the insurer. We believe, however, that our properties are adequately insured, consistent with industry standards.

Risk Factors
      An investment in our securities involves various risks. You should carefully consider the following risk factors in conjunction with the other information contained herein before purchasing our securities. The risks discussed herein can adversely affect our business, liquidity, operating results, prospects, and financial condition. This could cause the market price of our securities to decline and could cause you to lose all or part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, prospects, and financial condition.
Risks Related to Our Business

Our business strategy depends on our continued growth. We may fail to integrate recent and additional investments into our operations or otherwise manage our planned growth, which may adversely affect our operating results.
      Our business plan contemplates a period of continued growth in the next several years. We cannot assure you that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff to successfully integrate our recent investments into our portfolio and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisition of any additional portfolio of properties or mortgages would generate additional operating expenses that we will be required to pay. As we acquire additional assets, we will be subject to the operational risks associated with owning new lodging properties. Our failure to successfully integrate our recent acquisitions as well as any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to stockholders.

We may be unable to identify additional real estate investments that meet our investment criteria or to acquire the properties we have under contract.
      We cannot assure you that we will be able to identify real estate investments that meet our investment criteria, that we will be successful in completing any investment we identify, or that any investment we complete will produce a return on our investment. Moreover, we will have broad authority to invest in any real estate investments that we may identify in the future. We also cannot assure you that we will acquire the properties we currently have under firm purchase contracts or that the acquisition terms we have negotiated will not change.

Conflicts of interest could result in our management acting other than in our stockholders’ best interest.
      Conflicts of interest relating to Remington Hotel Corporation and Remington Lodging may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our board of directors,

Mr. Archie Bennett, Jr., serves as the Chairman of the board of directors of Remington Hotel Corporation, and our Chief Executive Officer and President, Mr. Montgomery Bennett, serves as the Chief Executive Officer and President of Remington Hotel Corporation. Messrs. Archie and Montgomery Bennett own 100% of Remington Hotel Corporation. As of December 31, 2004, Remington Lodging, which is also 100% owned by Messrs. Archie and Montgomery Bennett, managed 14 of our 33 properties and provided related services, including property management services and project development services. Additionally, Messrs. Archie and Montgomery Bennett own minority interests in several lodging properties not transferred to our operating partnership in connection with our initial public offering.
      Messrs. Archie and Montgomery Bennett’s ownership interests in and management obligations to Remington Hotel Corporation and Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging and will reduce the time and effort they each spend managing us. Our board of directors has adopted a policy that requires all management decisions relating to the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors.
      Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie and Montgomery Bennett, Mr. David Brooks, our Chief Legal Officer, Mr. Mark Nunneley, our Chief Accounting Officer, and Mr. Martin L. Edelman (or his family members), one of our directors, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.
      In addition, we agreed to indemnify the contributors of the properties contributed to us in exchange for operating partnership units in connection with our initial public offering, including (indirectly) Messrs. Archie and Montgomery Bennett, Brooks, Nunneley, and Edelman (or his family members), against the income tax they may incur if we dispose of any of these properties. Because of this indemnification, our indemnified management team members may make decisions about selling any of these properties that are not in our stockholders’ best interest.
      We are a party to a master hotel management agreement and an exclusivity agreement with Remington Lodging. Of the 33 hotels we owned at December 31, 2004, 14 were managed by Remington Lodging. Additionally, Remington Lodging will manage the 21 hotel portfolio acquired in March 2005. The management agreement describes the terms of Remington Lodging’s management of the 14 hotels we owned at December 31, 2004 and the 21 hotels acquired in March 2005, as well as any future hotels we may acquire that will be managed by Remington Lodging. If we terminate the management agreement as to any of our hotels that are subject to the management agreement, we will be required to pay Remington Lodging a substantial termination fee. For example, if we were to terminate the management agreement with respect to all 14 of our hotels that were managed by Remington Lodging at December 31, 2004 because we elected to sell those hotels, the fee would be approximately $9.9 million. The exclusivity agreement requires us to engage Remington Lodging, unless our independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined that special circumstances exist or that, based on Remington Lodging’s prior performance, another manager or developer could perform the duties materially better. As the sole owners of Remington Lodging, which would receive any development, management, and management termination fees payable by us under the management agreement, Messrs. Archie and Montgomery Bennett may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so.
      In addition, Ashford Financial Corporation, an affiliate, contributed to us asset management and consulting agreements that relate to management and consulting services that Ashford Financial Corporation agreed to perform for hotel property managers with respect to 27 identified hotel properties. Ashford Financial Corporation is 100% owned by Messrs. Archie and Montgomery Bennett. Messrs. Archie and Montgomery

Bennett also have a minority interest in the 27 hotels for which the asset management and consulting services are provided. The agreements provide for annual payments to us, as the assignee of Ashford Financial Corporation, in consideration for our performance of certain asset management and consulting services. The exact amount of the consideration due to us is contingent upon the revenue generated by the hotels underlying the asset management and consulting agreements. Ashford Financial Corporation has guaranteed a minimum payment to us of $1.2 million per year, subject to adjustments based on the consumer price index, for five years beginning on the date of our initial public offering. If any property underlying any asset management and consulting agreement is sold at any time, we will no longer derive any income from such property, and the amount of income we receive under the applicable asset management and consulting agreement will be decreased.
      We recently completed the acquisition of 21 of the 27 hotel properties for which we previously provided the asset management and consulting services. In connection with the acquisition, the asset management and consulting agreements for these properties were terminated, and we will no longer receive any fees under the terminated agreements. We do not expect the remaining six hotel properties for which we provide asset management and consulting services to generate sufficient revenue to result in at least $1.2 million in fees to us per year of the agreement. However, pursuant to the written guaranty agreement executed by Ashford Financial Corporation for our benefit, Ashford Financial Corporation will continue to guarantee a minimum fee of $1.2 million per year for five years from our initial public offering.
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
      If we dispose of any of the five properties that were contributed to us in exchange for units in our operating partnership in connection with our initial public offering, we may be obligated to indemnify the contributors, including Messrs. Archie and Monty Bennett whom have substantial ownership interests, against the tax consequences of the sale. We have agreed to pay a contributor’s tax liability if we dispose of a property contributed by a contributor in a taxable transaction before the earlier of:

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
      Additionally, we are prohibited from selling or transferring the Sea Turtle Inn in Atlantic Beach, Florida, until April 1, 2007 if, as a result, the entity from whom we acquired the property would recognize gain for federal tax purposes. If we sell or transfer this property after April 1, 2007, but prior to April 1, 2009, and the sale or transfer results in the entity that sold us the property having to recognize gain for federal tax purposes, we must pay $180,000 to that entity. However, this amount will be reduced by $7,500 for each passing month from April 1, 2007 until April 1, 2009.

Hotel franchise requirements could adversely affect distributions to our stockholders.
      We must comply with operating standards, terms, and conditions imposed by the franchisors of the hotel brands under which our hotels operate. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain such standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our property managers to conform to such standards. The franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise based on the completion of capital improvements that our management or board of directors determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our management or board of directors may elect to allow the franchise to lapse or be terminated, which could result in a change in brand franchising or operation of the hotel as an independent hotel.
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

Future terrorist attacks similar in nature to the events of September 11, 2001 may negatively affect the performance of our properties and the hotel industry and may negatively affect our future results of operations and financial condition.
      The terrorist attacks of September 11, 2001, their after-effects, and the resulting U.S.-led military action in Iraq substantially reduced business and leisure travel throughout the United States and hotel industry revenue per available room, or RevPAR, generally during the period following September 11, 2001. We cannot predict the extent to which additional terrorist attacks, acts of war, or similar events may occur in the future or how such events would directly or indirectly impact the hotel industry or our operating results. Future terrorist attacks, acts of war, or similar events could have further material adverse effects on the hotel industry at large and our operations in particular.

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

We rely on third party property managers, especially Remington Lodging, to operate our hotels and for a significant majority of our cash flow.
      For us to continue to qualify as a REIT, third parties must operate our hotels. A REIT may lease its hotels to taxable REIT subsidiaries in which the REIT can own up to a 100% interest. A taxable REIT subsidiary, or TRS, pays corporate level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRS must hire, to manage the hotels, an “eligible independent contractor” (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT, or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT, and the REIT cannot own any debt or equity securities of the EIC).
      Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels and our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into a management agreement with Remington Lodging, which is owned 100% by Messrs. Archie and Montgomery Bennett, to manage 14 of the 33 lodging properties we owned at December 31, 2004, and we have hired unaffiliated third party property managers to manage the remaining 19 properties we owned at that time. Remington Lodging will also manage each of the 21 hotels acquired in March 2005. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in other criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged, we may be in breach of the franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. Any of these circumstances could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

If we cannot obtain additional financing, our growth will be limited.
      We are required to distribute to our stockholders at least 90% of our taxable income, excluding net capital gains, each year to continue to qualify as a REIT. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal. Eventually, we will rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development of hotel-related assets will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders.
      As a REIT, we are required to distribute at least 90% of our taxable income each year to our stockholders. We intend to distribute to our stockholders all or substantially all of our taxable income each year so as to qualify for the tax benefits accorded to REITs, but our ability to make distributions may be adversely affected by the risk factors described herein. We cannot assure you that we will be able to make distributions in the future. In the event of continued or future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels or declines in the value of our mortgage portfolio, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service obligations, applicable debt covenants, and capital expenditure requirements.

We are subject to various risks related to our use of, and dependence on, debt.
      The amount we have to pay on variable-rate debt increases as interest rates increase, which may decrease cash available for distribution to stockholders. We cannot assure you that we will be able to meet our debt service obligations. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to stockholders, and (iv) increase the risk that we could be forced to liquidate assets to repay debt, any of which could have a material adverse affect on us.

      If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under our line of credit, even if repayment of some or all the borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow beyond certain amounts or for certain purposes. Our governing instruments do not contain any limitation on our ability to incur indebtedness.

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
      Hedging involves risk and typically involves costs, including transaction costs, which may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distributions to stockholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income from hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent.

We may not be able to sell our investments on favorable terms.
      We may decide to sell investments for a variety of reasons. We cannot assure you that we will be able to sell any of our investments on favorable terms, or that our investments will not be sold for a loss.
Risks Related to Hotel Investments

We are subject to general risks associated with operating hotels.
      Our hotels (and the hotels underlying our mortgage and mezzanine loans) are subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

•	our hotels compete with other hotel properties in their geographic markets and many of our competitors have substantial marketing and financial resources;

•	over-building in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism; and

•	adverse effects of general, regional and local economic conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists.
      These factors could adversely affect our hotel revenues and expenses, as well as the hotels underlying our mortgage and mezzanine loans, which in turn would adversely affect our ability to make distributions to our stockholders.

We may have to make significant capital expenditures to maintain our lodging properties.
      Our hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. The franchisors of our hotels may also require periodic capital improvements as a condition of keeping the franchise licenses. Generally, we are responsible for the cost of these capital improvements, which gives rise to the following risks:

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

Our development activities may be more costly than we have anticipated.
      As part of our growth strategy, we may develop additional hotels. Hotel development involves substantial risks, including that:

•	actual development costs may exceed our budgeted or contracted amounts;

•	construction delays may prevent us from opening hotels on schedule;

•	we may not be able to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•	our developed properties may not achieve our desired revenue or profit goals; and

•	we may incur substantial development costs and then have to abandon a development project before completion
Risks Relating to Investments in Mortgages and Mezzanine Loans

Mortgage investments that are not United States government insured and non-investment grade mortgage assets involve risk of loss.
      As part of our business strategy, we originate and acquire lodging-related uninsured and non-investment grade mortgage loans and mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud and related losses, and special hazard losses that are not covered by standard hazard insurance. Also, the costs of financing the mortgage loans could exceed the return on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. To the extent we suffer such losses with respect to our investments in mortgage loans, our value and the price of our securities may be adversely affected.

We invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.
      Our mortgage loan assets are generally non-recourse. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets, generally we cannot assure you that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.

Interest rate fluctuations affect the value of our mortgage assets, net income and securities.
      Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Interest rate fluctuations can adversely affect our income and value of our securities in many ways and present a variety of risks, including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.
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
      The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic, and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we originate mortgage loans, we expect that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lock-out periods or prepayment penalties. However, this protection may not be available with respect to investments that we acquire but do not originate. The majority of the mortgage loans assets we currently have in our investment portfolio have some combination of prepayment lock-out periods or prepayment penalties; however, we cannot assure you that these lock-out periods or penalties will sufficiently protect us from prepayment risk or that future mortgage loans we acquire will have prepayment protection mechanisms.
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
      In making any investment, we consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations affect our decision whether to originate or purchase an investment and the price offered for that investment. No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including, but not limited to, competitive conditions in the local real estate market, local and general economic conditions, and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the price of our securities.

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
      We make and acquire mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
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
      Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties or mortgage loans in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost, and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies, and zoning and other ordinances, and costs of compliance with laws and regulations;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war, and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

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
      We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

The costs of compliance with or liabilities under environmental laws may harm our operating results.
      Our properties and the properties underlying our loan assets may be subject to environmental liabilities. An owner of real property, or a lender with respect to a property that exercises control over the property, can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.
      There may be environmental problems associated with our properties or properties underlying our loan assets of which we are unaware. Some of our properties or the properties underlying our loan assets use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products that could create a potential for release of hazardous substances. If environmental contamination exists on a property, we could become subject to strict, joint, and several liability for the contamination if we own the property or if we foreclose on the property or otherwise have control over the property.
      The presence of hazardous substances on a property we own or have made a loan with respect to may adversely affect our ability to sell or foreclose on the property, and we may incur substantial remediation costs. The discovery of environmental liabilities attached to our properties or the properties underlying our loan assets could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to stockholders.
      We have environmental insurance policies on each of our owned properties, and we intend to obtain environmental insurance for any other properties that we may acquire. However, if environmental liabilities are discovered during the underwriting of the insurance policies for any property that we may acquire in the future, we may be unable to obtain insurance coverage for the liabilities at commercially reasonable rates or at all, and we may experience losses. In addition, we generally do not require our borrowers to obtain environmental insurance on the properties they own that secure their loans from us.

Our properties and the properties underlying our mortgage loans may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.
      When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties or the properties underlying our loan assets could require us or our borrowers to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us or our borrowers to liability from guests, employees, and others if property damage or health concerns arise.

Compliance with the Americans with Disabilities Act and fire, safety, and other regulations may require us or our borrowers to make unintended expenditures that adversely impact our operating results.
      All of our properties and the properties underlying our mortgage loans are required to comply with the Americans with Disabilities Act, or the ADA. The ADA requires that “public accommodations” such as hotels be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. We or our borrowers may be required to expend funds to comply with the provisions of the ADA at our hotels or the hotels underlying our loan assets, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we and our borrowers are required to operate our properties in compliance with fire and safety regulations, building codes, and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We and our borrowers may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

We may experience uninsured or underinsured losses.
      We have property and casualty insurance with respect to our properties and other insurance, in each case, with loss limits and coverage thresholds deemed reasonable by our management (and with the intent to satisfy the requirements of lenders and franchisors). In doing so, we have made decisions with respect to what deductibles, policy limits, and terms are reasonable based on management’s experience, our risk profile, the loss history of our property managers and our properties, the nature of our properties and our businesses, our loss prevention efforts, and the cost of insurance.
      Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed. Accordingly, there can be no assurance (i) that the insurance coverage thresholds that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits); (ii) that we will not incur large deductibles that will adversely affect our earnings; (iii) that we will not incur losses from risks that are not insurable or that are not economically insurable; or (iv) that current coverage thresholds will continue to be available at reasonable rates. We do not intend to maintain terrorism insurance on any of our properties. As a result, one or more large uninsured or underinsured losses could have a material adverse affect on us.
      Each of our current lenders requires us to maintain certain insurance coverage thresholds, and we anticipate that future lenders will have similar requirements. We believe that we have complied with the insurance maintenance requirements under the current governing loan documents and we intend to comply with any such requirements in any future loan documents. However, a lender may disagree, in which case the lender could obtain additional coverage thresholds and seek payment from us, or declare us in default under the loan documents. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary, or, in the latter case, subject us to a foreclosure on hotels collateralizing one or more loans. In addition, a material casualty to one or more hotels collateralizing loans may result in (i) the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources, or (ii) the lender foreclosing on the hotels if there is a material loss that is not insured.

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
      We operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

•	we would also be subject to federal alternative minimum tax and, possibly, increased state and local taxes;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and, thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.
      If we fail to qualify as a REIT, we will not be required to make distributions to stockholders to maintain our tax status. As a result of all of these factors, our failure to qualify as a REIT would impair our ability to raise capital, expand our business, and make distributions to our stockholders and would adversely affect the value of our securities.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
      Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets. For example:

•	We will be required to pay tax on undistributed REIT taxable income.

•	We may be required to pay the “alternative minimum tax” on our items of tax preference.

•	If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business.

•	Our taxable REIT subsidiary, Ashford TRS, is a fully taxable corporation and will be required to pay federal and state taxes on its income.

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
      The REIT provisions of the Internal Revenue Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income in each year from qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.
      To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.
      At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. On May 28, 2003, the President signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act. Effective for taxable years beginning after December 31, 2002, the Jobs and Growth Tax Act reduced the maximum rate of tax applicable to individuals on dividend income from regular C corporations from 38.6% to 15.0%. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction. The implementation of the Jobs and Growth Tax Act could cause individual investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non-REIT corporations would be subject to lower tax rates for the individual. We cannot predict whether in fact this will occur or whether, if it occurs, what the impact will be on the value of our securities.

Your investment in our securities has various federal, state and local income tax risks that could affect the value of your investment.
      Although the provisions of the Internal Revenue Code relevant to your investment in our securities are generally described elsewhere herein, we strongly urge you to consult your own tax advisor concerning the effects of federal, state, and local income tax law on an investment in our securities, because of the complex nature of the tax rules applicable to REITs and their stockholders.
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
      We believe that we will conduct our business in a manner that allows us to avoid registration as an investment company under the Investment Company Act of 1940, or the 1940 Act. Under Section 3(c)(5)(C) of the 1940 Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are not treated as investment companies. The SEC staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests to be able to rely on this exemption. To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Our ownership of these mortgage securities, therefore, is limited by the provisions of the 1940 Act and SEC staff interpretive positions. There are no assurances that efforts to pursue our intended investment program will not be adversely affected by operation of these rules.

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
      Provisions contained in our charter and Maryland general corporation law may have effects that delay, defer, or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit: The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock without our permission.

•	Classification of preferred stock: Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.
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

Offerings of debt securities, which would be senior to our common stock and any preferred stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock and any preferred stock.
      We have offered preferred stock and may offer debt securities. Additionally, in the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, and classes of preferred stock or common stock or classes of preferred units. Upon liquidation, holders of our debt securities or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of preferred stock or common stock, and holders of our debt securities and shares of preferred stock or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common or preferred stock, or both. Our preferred stock or preferred units, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their securities holdings in us.

Securities eligible for future sale may have adverse effects on the market price of our securities.
      We cannot predict the effect, if any, of future sales of securities, or the availability of securities for future sales, on the market price of our outstanding securities. Sales of substantial amounts of common stock (including (i) 6,097,925 shares of common stock which can be issued, at our option, in exchange for outstanding units in our operating partnership, (ii) 288,239 shares of common stock which were issued to certain of our directors, executive officers, and employees of the company and its affiliates and are now fully vested and unrestricted, (iii) 506,478 restricted shares, issued to certain of our directors, executive officers, and employees of the company and its affiliates, which, in the case of the executive officers and employees, are subject to continued employment by such officer or employee, and (iv) restricted shares issuable to executive officers only if specified performance criteria are satisfied) or the perception that such sales could occur, may adversely affect prevailing market prices for our securities.
      We also may issue from time to time additional shares of securities or units of our operating partnership in connection with the acquisition of properties and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our securities or the perception that these sales could occur may adversely affect the prevailing market price for our securities or may impair our ability to raise capital through a sale of additional debt or equity securities.

We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.
      Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Messrs. Archie and Montgomery Bennett, Kessler, Brooks, Kimichik, and Nunneley and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key person life insurance on any of our officers. Although these officers currently have employment agreements with us through 2006 (2007 for Mr. Montgomery Bennett), we cannot assure you of the continued employment of all of our officers. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

An increase in market interest rates may have an adverse effect on the market price of our securities.
      One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our securities likely will be based primarily on the earnings and return that we derive from our investments and income with respect to our properties and our related distributions to stockholders, and not from the market value or underlying appraised value of the properties or investments themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common or preferred stock could decrease because potential investors may require a higher dividend yield on our common or preferred stock as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

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
      Changes in our strategy or investment or leverage policy could expose us to greater credit risk and interest rate risk or could result in a more leveraged balance sheet. We cannot predict the effect any changes to our current operating policies and strategies may have on our business, operating results, and stock price. However, the effects may be adverse.

Our Franchise Licenses
      We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems. As of December 31, 2004, the Company owned 33 hotels, 32 of which operated under the following franchise licenses:
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
      Hampton Inn is a registered trademark of Hilton Hospitality, Inc.
      Residence Inn by Marriott is a trademark of Marriott International, Inc.
      Courtyard by Marriott is a trademark of Marriott International, Inc.
      Fairfield Inn by Marriott is a trademark of Marriott International, Inc.
      Hyatt Regency is a trademark of Hyatt Corporation.
      Sheraton is a trademark of Sheraton Hotels and Resorts, a division of Starwood Hotels and Resorts Worldwide, Inc.
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
      Our franchise licenses generally specify certain management, operational, recordkeeping, accounting, reporting, and marketing standards and procedures with which the franchisee must comply, including requirements related to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guestroom services that may be provided;

•	display of signage; and

•	the type, quality, and age of furniture, fixtures, and equipment included in guestrooms, lobbies, and other common areas.

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
      As of December 31, 2004, we owned 33 hotel properties located in fourteen states with 5,095 rooms. We own our hotels in fee simple except for the Radisson Hotel in Covington, Kentucky, which we own partially in fee simple and partially pursuant to a ground lease that expires in 2070 (including all extensions), and the Doubletree Guest Suites in Columbus, Ohio, which was built on an air rights lease above the parking garage that expires in 2045. These hotel properties are held for investment purposes and operated by our managers. The following table sets forth certain descriptive information regarding these hotels as of December 31, 2004:

Hotel Property	Location	Rooms

Embassy Suites	Austin, TX	150
Embassy Suites	Dallas, TX	150
Embassy Suites	Herndon, VA	150
Embassy Suites	Las Vegas, NV	220
Embassy Suites	Phoenix, AZ	229
Embassy Suites	Syracuse, NY	215
Embassy Suites	Flagstaff, AZ	119
Radisson Hotel	Covington, KY	236
Radisson Hotel	Holtsville, NY	188
Doubletree Guest Suites	Columbus, OH	194
Doubletree Guest Suites	Dayton, OH	137
Hilton Garden Inn	Jacksonville, FL	119
Homewood Suites	Mobile, AL	86
Hampton Inn	Lawrenceville, GA	86
Hampton Inn	Evansville, IN	141
Hampton Inn	Terre Haute, IN	112
Hampton Inn	Horse Cave, KY	101
Hampton Inn	Buford, GA	92
SpringHill Suites by Marriott	Jacksonville, FL	102
SpringHill Suites by Marriott	Baltimore, MD	133
SpringHill Suites by Marriott	Kennesaw, GA	90
SpringHill Suites by Marriott	Buford, GA	96
Fairfield Inn & Suites	Kennesaw, GA	87
Fairfield Inn by Marriott	Evansville, IN	110
Fairfield Inn by Marriott	Princeton, IN	73
Courtyard by Marriott	Bloomington, IN	117
Courtyard by Marriott	Columbus, IN	90
Courtyard by Marriott	Louisville, KY	150
Marriott Residence Inn	Lake Buena Vista, FL	210
Marriott Residence Inn	Evansville, IN	78
Sea Turtle	Altantic Beach, FL	193
Sheraton Bucks County	Langhorne, PA	187
Hyatt Regency Orange County	Anaheim, CA	654

Total		5,095

Item 3.	Legal Proceedings
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
      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information
      Our common stock is traded on the New York Stock Exchange under the symbol “AHT.” The following table sets forth for the indicated periods the high and low sales prices for our common stock, as traded on that exchange, since our inception:

	Price Range

	High	Low

2003
August 29, 2003 (inception) through September 30, 2003	$9.50	$8.85
Fourth quarter	$9.80	$8.97
2004
First quarter	$10.52	$9.10
Second quarter	$10.50	$8.10
Third quarter	$9.55	$8.35
Fourth quarter	$11.09	$9.25

Recent Sales of Unregistered Securities
      On December 27, 2004, the Company entered into a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement with Security Capital Secured Growth Incorporated (“Security Capital”) for the sale of up to $75.0 million in Series B cumulative convertible redeemable preferred stock. Pursuant to the purchase agreement, Security Capital may purchase up to 5,162,000 shares of Series B-1 Preferred Stock of the Company and up to 2,285,865 shares of Series B-2 Preferred Stock of the Company, in each case at a per-share price of $10.07, which was determined using a 20-day average closing price calculated five business days prior to execution of the agreement. The two series of preferred stock are identical except with respect to voting rights and convertibility features and are referred to herein collectively as the Series B Preferred Stock. Each share of Series B-1 Preferred Stock is convertible, at the option of the holder, at any time into the number of shares of common stock of the Company obtained by dividing $10.07 by the conversion price then in effect. The initial conversion price of the Class B-1 Preferred Stock is $10.07, subject to certain adjustments, as set forth in the purchase agreement. Additionally, all holders of Series B-1 Preferred Stock are entitled to vote, on an as-converted basis voting as a single class together with the holders of common stock, on all matters to be voted on by the Company’s stockholders. The Series B-2 Preferred Stock will automatically convert into Series B-1 Preferred Stock on a share-for-share basis immediately upon the earliest to occur of (i) approval of the stockholders of the Company as required by the applicable rules of the New York Stock Exchange or (ii) a determination by the board of directors of the Company that such stockholder vote is not required. The holders of Series B-2 Preferred Stock have no voting rights.

      The Series B Preferred Stock is redeemable for cash at the option of the Company at the liquidation preference, which is set at $10.07, after three years (or two years if certain criteria, as set forth in the purchase agreement, are met). The Series B Preferred Stock is redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur.
      The Series B preferred dividend for all such shares issued is set at the greater of $0.14 per share, or the prevailing common stock dividend plus, in the case of the Series B-2 Preferred Stock, an additional dividend of $0.05015 per share beginning January 1, 2009, if (i) the conversion of the Series B-2 Preferred Stock into Series B-1 Preferred Stock has not been completed and (ii) the price at which the common stock of the Company is then trading exceeds $10.07 per share.
      The $75.0 million preferred stock private placement is a two-stage transaction. The first tranche is for the sale of $20.0 million in Series B Preferred Stock. The initial $10.0 million funded on December 30, 2004, representing 993,049 shares of Series B-1 Preferred Stock. The issuance of the Series B-1 Preferred Stock on December 30, 2004 was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The remaining $10.0 million of the first tranche will be available for disbursement by June 30, 2005. The second tranche is for the sale of $55.0 million in Series B Preferred Stock. Of the second tranche, $34.7 million can be funded, at the financial institution’s election, on June 30, 2005 if the Company has not given notice to the financial institution of its intent to sell $34.7 million of the second tranche by June 15, 2005. The remainder of the second tranche will be available for disbursement by December 23, 2005. Proceeds from the issuance of the initial 993,049 shares of Series B-1 Preferred Stock were used to partially fund a 21-property acquisition, which closed on March 16, 2005, and the Company will continue to sell preferred stock under this purchase agreement over time to fund general corporate purposes, new acquisitions, or debt repayment.
      Pursuant to the terms of the purchase agreement, Security Capital has certain participation rights with respect to any sale of equity securities by us for consideration consisting solely of cash. Pursuant to this participation right and a result of the public common stock offering the Company completed in January 2005, the financial institution has the right to acquire up to 2,070,000 shares of our common stock at $9.139 per share. Security Capital may exercise its option to purchase these shares of common stock by delivering a written notice indicating such exercise no later than October 12, 2005, with the closing to occur on November 1, 2005. The shares of common stock to be sold to Security Capital upon the exercise of the option will be issued in a private placement transaction or, if certain conditions are satisfied, pursuant to the terms of a registration statement.

Stockholder Information
      As of March 14, 2005, we had approximately 9,300 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. The Company’s Board of Directors has granted waivers to three stockholders allowing for such stockholders to exceed the ownership limitation.

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

      On March 15, 2004, the Company declared a cash dividend of approximately $0.06 per diluted share, for stockholders of record on March 31, 2004, to be paid on April 15, 2004. On June 16, 2004, the Company declared a cash dividend of approximately $3.2 million, or $0.10 per diluted share, for common shareholders and units of limited partnership of record on June 30, 2004, which was paid July 15, 2004. On September 13, 2004, the Company declared a cash dividend of approximately $4.5 million, or $0.14 per diluted share, for common shareholders and units of limited partnership of record on September 30, 2004, which was paid October 15, 2004. On December 15, 2004, the Company declared a cash dividend of approximately $4.8 million, or $0.15 per diluted share, for common shareholders and units of limited partnership of record on December 31, 2004, which was paid January 18, 2005.

Equity Compensation Plans Information
      The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants, and rights; weighted-average exercise price of outstanding options, warrants, and rights; and the number of securities remaining available for future issuance as of December 31, 2004:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of
	Exercise of Outstanding	Outstanding	Number of Securities
	Options, Warrants,	Options, Warrants,	Remaining Available
	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders:
Restricted stock	794,717	NA	736,964
Equity compensation plans not approved by security holders	None	None	None

Item 6.	Selected Financial Data
      The following table sets forth consolidated selected historical operating and financial data for the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this table includes the combined selected historical operating and financial data of certain affiliates of Remington Hotel Corporation (the “Predecessor”).
      The selected historical consolidated and combined financial information as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 were derived from audited financial statements contained elsewhere herein. The selected historical combined financial information as of December 31, 2002 and for the year ended December 31, 2001 were derived from the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2003, which are included in the Company’s Form 10-K, filed March 29, 2004. The selected historical combined financial information as of December 31, 2001 and for the year ended December 31, 2000 were derived from the Company’s Post-Effective Amendment #1 to Form S-11 (file number 001-31775) as filed with the Securities and Exchange Commission on August 26, 2003. The selected historical combined balance sheet data as of December 31, 2000 was derived from unaudited financial statements. The unaudited historical combined financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition as of such date under accounting principles generally accepted in the United States.
      The information below should be read along with all other financial information and analysis presented elsewhere herein, including the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated and combined financial statements and related notes thereto.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
SECLECTED HISTORICAL FINANCIAL AND OTHER DATA

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Company)	(Company &	(Predecessor)	(Predecessor)	(Predecessor)
		Predecessor)
Operating Data:
Revenue:
Hotel revenues
Rooms	$89,798,311	$34,682,916	$28,529,640	$29,165,515	$24,654,910
Food and beverage	14,336,531	6,158,916	5,698,029	5,691,902	3,178,314
Interest income from notes receivable	7,549,445	110,000	—	—	—
Other	5,240,775	1,326,769	1,130,112	1,358,229	1,470,000

Total Operating Revenue	116,925,062	42,278,601	35,357,781	36,215,646	29,303,224
Expenses:
Hotel operating expenses
Rooms	20,907,848	8,113,097	6,461,721	6,260,660	5,763,985
Food and beverage	10,859,032	4,702,780	4,183,371	4,477,315	2,473,295
Other direct	2,150,404	900,621	621,693	608,350	661,351
Indirect	35,560,902	14,823,432	12,370,304	12,373,861	8,721,893
Management fees, including related parties	3,395,106	1,369,888	1,059,867	1,463,900	1,308,966
Property taxes, insurance, and other	6,654,858	2,858,050	2,437,482	2,197,404	1,558,545
Depreciation & amortization	10,767,785	4,932,676	4,833,551	4,446,486	3,249,308
Corporate general and administrative:
Stock-based compensation	2,397,130	864,452	—	—	—
Other corporate general and administrative	9,457,814	3,138,498	—	—	—

Total Operating Expenses	102,150,879	41,703,494	31,967,989	31,827,976	23,737,343

Operating income	14,774,183	575,107	3,389,792	4,387,670	5,565,881
Interest income	335,495	289,133	53,485	226,531	161,004
Interest expense and amortization of loan costs	(11,101,218)	(5,000,206)	(6,536,195)	(7,520,694)	(5,014,163)
Write-off of loan costs	(1,633,369)	—	—	—	—

Income (loss) before provision for income taxes and minority interest	2,375,091	(4,135,966)	(3,092,918)	(2,906,493)	712,722
Provision for income taxes	(658,273)	(142,178)	—	—	—
Minority interest	(297,611)	357,943	—	—	—

Net Income (Loss)	1,419,207	(3,920,201)	(3,092,918)	(2,906,493)	712,722
Preferred dividends	(1,355,250)	—	—	—	—

Net Income (Loss) Available To Common Shareholders	$63,957	$(3,920,201)	$(3,092,918)	$(2,906,493)	$712,722

Net Income (Loss) Per Share Available To Common Shareholders for the year ended December 31, 2004, and from inception through December 31, 2003, respectively:
Basic and Diluted	$0.00	$(0.07)

Weighted Average Shares Outstanding for the year ended December 31, 2004, and from inception through December 31, 2003, respectively:
Basic and Diluted	25,120,653	24,627,298

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Company)	(Company &	(Predecessor)	(Predecessor)	(Predecessor)
		Predecessor)
Balance Sheet Data (2000 unaudited):
Investments in hotel properties, net	$427,005,476	$173,723,998	$85,246,801	$88,874,078	$68,292,242
Cash, cash equivalents, and restricted cash	61,167,733	77,627,643	6,322,368	8,329,486	5,991,418
Notes receivable	79,661,549	10,000,000	—	—	—
Total assets	595,944,837	267,882,417	95,416,446	100,001,305	77,046,232
Indebtedness	300,754,194	50,201,779	82,126,150	80,410,792	49,355,734
Capital leases payable	312,584	456,869	621,351	277,810	92,370
Total liabilities	327,925,885	57,943,496	86,105,492	84,684,368	53,836,084
Total liabilities and owners’ equity	595,944,837	267,882,417	95,416,446	100,001,305	77,046,232
Other Data:
Cash Flow:
Provided by operating activities	$6,651,442	$5,734,806	$622,734	$1,108,150	$4,870,739
Used in investing activities	(310,623,644)	(89,188,930)	(1,079,824)	(24,899,286)	(12,778,381)
Provided by (used in) financing activities	274,827,107	161,718,791	(1,726,457)	24,921,233	8,315,129
Unaudited:
Total number of rooms at December 31	5,095	2,381	1,094	1,094	906
Total number of hotels at December 31	33	15	6	6	5
EBITDA(1)	$19,490,290	$5,449,268	$8,223,343	$8,834,156	$8,815,189
FFO(2)	$9,028,433	$647,287	$1,740,633	$1,539,993	$3,962,030
(1) EBITDA Reconciliation (unaudited):
Net income (loss)	$1,419,207	$(3,920,201)	$(3,092,918)	$(2,906,493)	$712,722
Plus depreciation and amortization	10,767,785	4,932,676	4,833,551	4,446,486	3,249,308
Plus interest expense & amotization of loan costs	11,101,218	5,000,206	6,536,195	7,520,694	5,014,163
Less interest income	(335,495)	(289,133)	(53,485)	(226,531)	(161,004)
Plus provision for income taxes	658,273	142,178	—	—	—
Remove minority interest	297,611	(357,943)	—	—	—

Gross EBITDA	23,908,599	5,507,783	8,223,343	8,834,156	8,815,189
EBITDA related to minority interest	4,418,309	58,515	—	—	—

EBITDA	$19,490,290	$5,449,268	$8,223,343	$8,834,156	$8,815,189

(2) FFO Reconciliation (unaudited):
Net income (loss) available to common shareholders	$63,957	$(3,920,201)	$(3,092,918)	$(2,906,493)	$712,722
(a) Plus real estate depreciation and amortization	10,713,546	4,930,796	4,833,551	4,446,486	3,249,308
Remove minority interest	297,611	(357,943)	—	—	—

Gross FFO	$11,075,114	652,652	1,740,633	1,539,993	3,962,030
FFO related to minority interest	2,046,681	5,365	—	—	—

FFO	$9,028,433	$647,287	$1,740,633	$1,539,993	$3,962,030

(a)	Includes property-level furniture, fixtures, and equipment.

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

(2)	The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items related to unconsolidated entities and joint ventures. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered an alternative to a) GAAP net income (loss) as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of cash available to fund our cash needs, including our ability to make cash distributions. We believe that to facilitate a clear understanding of our historical operating results, FFO should be considered along with our net income (loss) and cash flows reported in the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
      Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed herein under the heading “Rick Factors.” These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Executive Overview
      We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of December 31, 2004, we owned 33 hotels, approximately $79.7 million of mezzanine loans receivable, and eight asset management and consulting contracts. Six of these hotels were contributed upon our formation, nine of these hotels were acquired in the fourth quarter of 2003, and 18 of these hotels were acquired at various times throughout 2004. All of the loans receivable were originated or acquired since November 26, 2003. The 27 hotel properties acquired since our formation contributed approximately $70.4 million and $11.6 million to our total revenue and operating income, respectively, for the year ended December 31, 2004, and approximately $6.1 million and $459,000 to our total revenue and operating income, respectively, for the year ended December 31, 2003.
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
      We believe the lodging industry was negatively affected in 2003 by low levels of business travel resulting from a weak economy (predominantly in the first half of the year), the war in Iraq, continued changes in terrorist threat levels, and travel reductions and restrictions related to severe acute respiratory syndrome, or SARS. However, in 2004, strong economic growth in the United States economy combined with improved business demand led to the strong RevPar growth throughout the lodging industry.
      In 2005, forecasts for the lodging industry continue to be favorable as U.S. Gross Domestic Product (“GDP”) is forecast to continue to expand. We feel there will be some final “unwinding” of suppressed business travel from the low levels experienced in 2002 and 2003 that will generate increases in business demand.

Results of Operations
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

      The following table illustrates the key performance indicators for the years ended December 31, 2004, 2003, and 2002, for our initial properties (“comparable hotels”), which represents the six hotels we’ve owned throughout the three years presented:

	Year Ended December 31,

	2004	2003	2002

Consolidated (initial properties)
Room revenues	$31,025,537	$29,391,266	$28,529,640
RevPAR	$77.49	$73.61	$71.45
Occupancy	70.15%	70.87%	65.98%
ADR	$110.46	$103.86	$108.29
Embassy Suites (initial properties)
Room revenues	$23,302,327	$21,596,051	$21,404,050
RevPAR	$95.03	$88.31	$87.52
Occupancy	76.03%	76.31%	73.55%
ADR	$124.99	$115.73	$119.00
Radisson Hotels (initial properties)
Room revenues	$7,723,210	$7,795,215	$7,125,590
RevPAR	$49.77	$50.37	$46.04
Occupancy	60.86%	62.28%	54.01%
ADR	$81.78	$80.87	$85.24
      The consolidated and combined financial information presented herein includes all of the accounts of the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this report includes the combined financial information of certain affiliates of Remington Hotel Corporation (the “Predecessor”).
      The following table reflects key line items from our consolidated and combined statements of operations for the years ended December 31, 2004, 2003, and 2002:

		Company &		Company &
	The Company	Predecessor		Predecessor
			Favorable		Favorable
	Year Ended	Year Ended	(Unfavorable)	Year Ended	(Unfavorable)
	December 31,	December 31,	Change 2003 to	December 31,	Change 2002
	2004	2003	2004	2002	to 2003

Total revenue	$116,925,062	$42,278,601	$74,646,461	$35,357,781	$6,920,820
Total hotel expenses	72,873,292	29,909,818	(42,963,474)	24,696,956	5,212,862
Property taxes, insurance, and other	6,654,858	2,858,050	(3,796,808)	2,437,482	420,568
Depreciation and amortization	10,767,785	4,932,676	(5,835,109)	4,833,551	99,125
Corporate general and administrative	11,854,944	4,002,950	(7,851,994)	—	4,002,950
Operating income	14,774,183	575,107	14,199,076	3,389,792	(2,814,685)
Interest income	335,495	289,133	46,362	53,485	235,648
Interest expense	(9,217,377)	(4,599,512)	(4,617,865)	(5,715,229)	1,115,717
Amortization of loan costs	(1,883,841)	(400,694)	(1,483,147)	(820,966)	420,272
Write-off of loan costs	(1,633,369)	—	(1,633,369)	—	—
Provision for income taxes	(658,273)	(142,178)	(516,095)	—	(142,178)
Minority interest	(297,611)	357,943	(655,554)	—	357,943
Net income (loss)	$1,419,207	$(3,920,201)	$5,339,408	$(3,092,918)	$(827,283)

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
      Revenue. Total revenue for the year ended December 31, 2004 increased to approximately $116.9 million, an increase of approximately $74.6 million or 176.6% from total revenue for the year ended December 31, 2003 of approximately $42.3 million. The increase was primarily due to approximately $64.3 million of incremental revenues attributable to the acquisitions of nine hotel properties in the fourth quarter of 2003 and 18 hotel properties at various times throughout 2004, as well as approximately $7.5 million of interest income earned on the Company’s $79.7 million mezzanine loans receivable portfolio, all of which was acquired or originated since November 26, 2003. In addition, revenues for comparable hotels increased due to increases in both room revenues and food and beverage revenues.
      Room revenues at comparable hotels for the year ended December 31, 2004 increased approximately $1.6 million or 5.6% compared to 2003 due to an increase in RevPAR from $73.61 to $77.49, which consisted of a 6.4% increase in ADR offset slightly by a 1.0% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in ADR. In particular, the Las Vegas and Dulles markets recovered significantly, and the two Embassy Suites at these locations performed accordingly. However, occupancy decreased significantly at the Holtsville Radisson due to substantial group sales related to certain customers during 2003 that did not recur in 2004 and new area competition, which primarily generated the overall slight decline in occupancy at comparable hotels.
      Food and beverage revenues at comparable hotels for the year ended December 31, 2004 increased approximately $115,000 or 2.1% compared to 2003. Although occupancy declined slightly overall, food and beverage revenues increased as certain hotels experienced an increase in banquets or group sales, which generated higher food and beverage revenues.
      Other revenues at comparable hotels for the year ended December 31, 2004 were virtually flat compared to 2003.
      Interest income from notes receivable increased to approximately $7.5 million for the year ended December 31, 2004 compared to approximately $110,000 for 2003 due to substantial growth in the mezzanine loans receivable portfolio to approximately $79.7 million at December 31, 2004, all of which was acquired or originated since November 2003.
      Asset management fees increased to approximately $1.3 million for the year ended December 31, 2004 compared to approximately $137,000 for 2003 due to the eight asset management and consulting contracts acquired from an affiliate upon formation of the Company on August 29, 2003.
      Hotel Operating Expenses. Hotel operating expenses, which consist of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $43.0 million or 143.6% for the year ended December 31, 2004 compared to 2003, primarily due to approximately $42.2 million of incremental expenses associated with the 27 hotel properties acquired since the third quarter of 2003. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $723,000 or 2.8% for the year ended December 31, 2004 compared to 2003, primarily due to increases in rooms expense and indirect expense, partially offset by a decrease in food and beverage expense.
      Rooms expense at comparable hotels increased approximately $478,000 or 7.1% for the year ended December 31, 2004 compared to 2003 primarily due to increased occupancy at certain hotels and virtually flat costs at hotels experiencing comparable or decreased occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the year ended December 31, 2004 compared to 2003 decreased slightly, which is consistent with the overall decrease in occupancy. Indirect expenses at comparable hotels increased approximately $301,000 or 2.4% for the year ended December 31, 2004 compared to 2003. Indirect expenses increased as a result of:

•	increased sales and marketing expenses due to increased headcount and marketing budget at certain hotels,

•	increased repairs and maintenance expenses due to miscellaneous repairs incurred at certain hotels,

•	increased franchise fees due to increased room revenues at certain hotels, and

•	increased energy costs due to increased utility rates.
      Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $3.8 million or 132.8% for the year ended December 31, 2004 compared to 2003, due to approximately $4.1 million of incremental expenses associated with the 27 hotel properties acquired since the third quarter of 2003, which includes approximately $160,000 of uninsured losses related to hurricane and fire damage experienced at certain of these hotels. Aside from costs incurred at the additional hotels acquired, property taxes, insurance, and other decreased during the year ended December 31, 2004 compared to 2003, primarily due to decreased insurance rates.
      Depreciation and Amortization. Depreciation and amortization increased approximately $5.8 million or 118.3% for the year ended December 31, 2004 compared to 2003, due to approximately $6.8 million of incremental depreciation associated with the 27 hotel properties acquired since the third quarter of 2003. Aside from the additional hotels acquired, depreciation and amortization decreased for the year ended December 31, 2004 compared to 2003 as a result of certain assets becoming fully depreciated.
      Corporate General and Administrative. Corporate general and administrative expense increased to approximately $11.9 million for the year ended December 31, 2004 compared to approximately $4.0 for 2003 as a result of the annual impact of ongoing expenses associated with becoming a publicly-traded company on August 29, 2003, including salaries, payroll taxes, benefits, insurance, stock-based compensation related to employee stock grants, audit fees, and directors fees. For the year ended December 31, 2004, the total includes approximately $2.4 million of non-cash expenses associated with the amortization of employee stock grants, approximately $210,000 of offering costs associated with a public offering that was subsequently postponed, and approximately $596,000 of nonrecurring implementation costs associated with Sarbanes-Oxley internal controls documentation requirements. For the year ended December 31, 2003, the total includes approximately $864,000 of non-cash expenses associated with the amortization of employee stock grants.
      Operating Income. Operating income increased approximately $14.2 million to approximately $14.8 million for the year ended December 31, 2004 from approximately $575,000 million for 2003 as a result of the aforementioned operating results.
      Interest Income. Interest income increased approximately $46,000 to approximately $335,000 for the year ended December 31, 2004 from approximately $289,000 for 2003, primarily due to interest earned on funds remaining from the Company’s IPO and funds received from subsequent borrowings during 2004 in excess of interest earned on IPO funds held between August 29, 2003 and December 31, 2003.
      Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $6.1 million to approximately $11.1 million for the year ended December 31, 2004 from approximately $5.0 million for 2003. The increase in interest expense and amortization of loan costs is associated with the significantly higher average debt balance during 2004 compared to 2003.
      Write-off of Loan Costs. On September 2, 2004, the Company executed a $210.0 million term loan, and used the proceeds to repay three mortgage notes payable totaling approximately $57.8 million, pay down its $60.0 million secured credit facility by approximately $57.2 million, and pay down another mortgage note payable by approximately $12.6 million. Unamortized loan costs associated with the repaid mortgage notes was approximately $1.6 million, which was expensed.
      Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the year ended December 31, 2004, the Company recognized a provision for income taxes related to Ashford TRS of approximately $658,000 compared to approximately $142,000 recognized for 2003.
      Minority Interest. Minority interest was a reduction to net income (loss) of approximately $298,000 for the year ended December 31, 2004 compared to an increase to net income (loss) of approximately $358,000 in

2003. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.
      Net Income (Loss). Net income (loss) was approximately $1.4 million of net income for the year ended December 31, 2004 and approximately $3.9 million of net loss for the year ended December 31, 2003, which represents a net income increase of approximately $5.3 million as a result of the aforementioned operating results.
      Preferred Dividends. On December 17, 2004, the Company declared a cash dividend of approximately $1.4 million, or $0.5878 per diluted share, for Series A preferred shareholders of record on December 31, 2004, which was paid January 18, 2005. In addition, the Company recognized Series B preferred stock dividends of approximately $3,300 related to its Series B preferred stock issued on December 30, 2004. In 2003, no preferred stock existed.
      Net Income (Loss) Available to Common Shareholders. Net income (loss) available to common shareholders was approximately $64,000 of net income for the year ended December 31, 2004 and approximately $3.9 million of net loss for the year ended December 31, 2003, which represents a net income increase of approximately $4.0 million as a result of the aforementioned operating results.

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
      Interest Expense. Interest expense decreased approximately $1.5 million from approximately $6.5 million for the year ended December 31, 2002 to approximately $5.0 million for the year ended December 31, 2003. Upon completion of the Company’s initial public offering and related formation transactions on August 29, 2003, the Company repaid the majority of its mortgage notes payable. The decrease in interest expense is associated with the lower debt balance.
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
      During the year ended December 31, 2004, we completed the following significant transactions, which impacted or will impact our cash flow and liquidity:

On January 23, 2004, we acquired a $15.0 million subordinated first-mortgage loan receivable related to a hotel property in Denver, Colorado. The loan bears interest at LIBOR plus 9%, matures in

January 2006, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, we will receive interest-only payments through maturity, with principal and interest paid through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan require decreasing prepayment premiums through August 31, 2005, and require no prepayment premiums thereafter. We used proceeds from our IPO as well as proceeds from borrowings to fund this acquisition.

On February 5, 2004, we executed a $60.0 million secured credit facility, at an interest rate of LIBOR plus 3.25%, of which approximately $49.8 million of the proceeds were funded March 24, 2004 and the remainder was funded May 17, 2004. The credit facility matures in three years, was initially collateralized by eight hotel properties, is subject to certain financial covenants, requires a commitment fee of 0.45% to 0.55% on the unused portion of the line, which is payable quarterly, and allows for an increase to $75.0 million subject to certain conditions of the lender. On August 17, 2004, we modified the terms of this credit facility, as discussed below.

On March 4, 2004, we acquired a $25.0 million mezzanine loan receivable secured by 17 hotel properties. The mezzanine loan bears interest at LIBOR plus 8.7% with a 2.5% LIBOR floor, matures in July 2005, and provides for three one-year extension options subject to certain conditions. In accordance with the loan agreement, we will receive principal and interest payments through the extension periods based on a twenty-five-year amortization schedule. Prepayments of the loan are prohibited through maturity subject to certain provisions. We used proceeds from our IPO as well as proceeds from borrowings to fund this acquisition. Prior to December 31, 2004, we received payments of approximately $8.1 million related to the portion of this mezzanine loan that was secured by three hotel properties. As a result, the $25.0 million mezzanine loan, originally secured by 17 hotel properties, became a $16.9 million mezzanine loan, secured by 14 hotel properties.

On March 15, 2004, we declared a cash dividend of approximately $1.9 million, or $0.06 per diluted share, for common shareholders and units of limited partnership of record on March 31, 2004, which was paid April 15, 2004.

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

On March 24, 2004, we acquired a $6.6 million mezzanine loan receivable related to a hotel property in Brooklyn Park, Minnesota. The mezzanine loan bears interest at LIBOR plus 10% with a 2% LIBOR floor and a 5% LIBOR cap and matures in January 2006. In accordance with the loan agreement, we will receive interest-only payments through maturity. In addition, we will receive an additional interest payment upon maturity based on an accrual rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor. We used proceeds from borrowings to fund this acquisition.

On March 24, 2004, we acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.6 million in cash. Annualized revenue of the acquired hotel is approximately $5.8 million. We used proceeds from borrowings to fund this acquisition.

On April 1, 2004, we acquired a hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership for approximately $23.1 million, which consisted of approximately $6.3 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $1.1 million worth of limited partnership units, which equates to 106,675 units based on the market price of our common stock on the date of issuance. Annualized revenue of the acquired hotel is approximately $9.1 million. We used proceeds from borrowings to fund this acquisition.

On May 17, 2004, we acquired a hotel property in Baltimore, Maryland, from The Buccini/ Pollin Group for approximately $15.9 million, which included approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt, which matures April 1, 2011. On August 12, 2004, we increased this debt commitment by approximately $5.2 million and reduced the overall interest rate from the average weekly yield for 30-day commercial paper plus 3.5% to the average weekly yield for 30-day commercial paper plus 3.4%. Annualized revenue of the acquired hotel is approximately $3.9 million. We used proceeds from borrowings to fund this acquisition.

On June 16, 2004, we declared a cash dividend of approximately $3.2 million, or $0.10 per diluted share, for common shareholders and units of limited partnership of record on June 30, 2004, which was paid July 15, 2004.

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

On July 14, 2004, we executed a $45.6 million credit facility, with an interest rate of LIBOR plus 6.25% with a 2% LIBOR floor, which matures July 13, 2007. Approximately $37.5 million of the proceeds were funded immediately. Prior to December 31, 2004, we paid down approximately $5.1 million of this credit facility in connection with partial payoffs of one of the mezzanine notes receivable securing the facility.

On July 23, 2004, we acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus approximately $86,000 in additional cash to be paid no later than April 30, 2005 pursuant to a post-acquisition contingency. Annualized revenues of these four hotel properties are approximately $7.8 million. We used proceeds from borrowings to fund the acquisition of these properties.

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

On August 20, 2004, we received an approximate $7.2 million payment related to the portion of our $25.0 million mezzanine loan that was secured by two hotel properties. As a result of this prepayment, the $25.0 million mezzanine loan, originally secured by 17 hotel properties, became a $17.8 million mezzanine loan, secured by 15 hotel properties.

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

On September 2, 2004, we acquired nine hotel properties from Dunn Hospitality Group for approximately $62.0 million, which consisted of approximately $59.0 million in cash and approximately

$3.0 million worth of limited partnership units, which equates to 333,333 units based on the market price of our common stock on the date of issuance. Annualized revenues of these nine hotel properties are approximately $20.1 million. We used proceeds from borrowings to fund the acquisition of these properties.

On September 10, 2004, we acquired an $11.0 million mezzanine loan receivable related to a hotel property in Westminster, Colorado. The mezzanine loan bears interest at 14% and matures in September 2011. In accordance with the loan agreement, we will receive interest-only payments through maturity. We used proceeds from borrowings to fund this acquisition.

On September 13, 2004, we declared a cash dividend of approximately $4.5 million, or $0.14 per diluted share, for common shareholders and units of limited partnership of record on September 30, 2004, which was paid October 15, 2004.

On September 22, 2004, we issued 2,300,000 shares of 8.55% Series A Cumulative Preferred Stock at $25 per share, which generated gross proceeds of approximately $57.5 million. However, our aggregate proceeds, net of underwriters’ discount and offering costs, was approximately $55.0 million.

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

On October 1, 2004, we acquired the Hyatt Orange County hotel in Anaheim, California, from Atrium Plaza, LLC for approximately $81.0 million in cash, inclusive of the seller’s commitment to fund a $6.0 million renovation, which was completed in December 2004. Annualized revenue of the acquired hotel is approximately $27.8 million. We used proceeds from borrowings to fund this acquisition.

On October 1, 2004, in connection with the acquisition of a hotel property, we drew an additional $15.0 million on our $60.0 million credit facility.

On December 9, 2004, we sold our $10 million first-mortgage loan receivable, secured by one hotel property, with an interest rate of LIBOR plus 2.8%, maturing in October 2006, at its par value.

On December 15, 2004, we declared a cash dividend of approximately $4.8 million, or $0.15 per diluted share, for common shareholders and units of limited partnership of record on December 31, 2004, which was paid January 18, 2005.

On December 17, 2004, we declared a cash dividend of approximately $1.4 million, or $0.5878 per diluted share, for Series A preferred shareholders of record on December 31, 2004, which was paid January 18, 2005.

On December 30, 2004, we issued 993,049 shares of Series B-1 Preferred Stock at $10.07 per share, which generated proceeds of approximately $10.0 million.

      Net Cash Flow Provided By Operating Activities. For the year ended December 31, 2004, net cash flow provided by operating activities increased approximately $1.0 million from cash flow provided of approximately $5.7 million for 2003 to cash flow provided of approximately $6.7 million for 2004. The increase in net cash flow provided by operating activities was primarily attributable to an increase in net income experienced in 2004, which resulted from improved operations at the six comparable hotels as well as the 27 hotels acquired since October 2003. These increases were partially offset by the timing of operational payments.
      Net Cash Flow Used In Investing Activities. For the year ended December 31, 2004, net cash flow used in investing activities was approximately $310.6 million, which consisted of approximately $87.8 million of acquisitions or originations of mezzanine and first-mortgage loans receivable, approximately $226.7 million related to the acquisitions of 18 hotel properties, and approximately $14.2 million of improvements to various hotel properties, which is consistent with capital improvements anticipated for such properties upon acquisition, offset by approximately $18.1 million of payments on notes receivable. For the year ended December 31, 2003, net cash flow used in investing activities was approximately $89.2 million, which consisted of $10.0 million related to the acquisition of a mezzanine loan receivable, approximately $78.6 million related to the acquisitions of nine hotel properties, and approximately $411,000 of improvements to various hotel properties.
      Net Cash Flow Provided By (Used In) Financing Activities. For the year ended December 31, 2004, net cash flow provided by financing activities was approximately $274.8 million, the majority of which relates to approximately $361.3 million of borrowings on indebtedness, including the $210.0 million term loan executed on September 2, 2004, approximately $55.0 million of proceeds received related to the Series A preferred stock offering on September 22, 2004, and approximately $10.0 million of proceeds received related to the Series B preferred stock issuance on December 30, 2004, offset by repayments of three mortgage notes payable totaling approximately $57.8 million, pay down of the $60.0 million secured credit facility by approximately $57.2 million, pay down of another mortgage note payable by approximately $12.6 million, pay down of the $45.6 million credit facility by approximately $5.1 million, dividend payments of approximately $9.5 million, and payments of deferred financing costs of approximately $8.5 million. For the year ended December 31, 2003, net cash provided by financing activities of approximately $161.7 million primarily relates to net cash received associated with our IPO and related formation transactions on August 29, 2003 and approximately $27.8 million of borrowings on indebtedness on December 24, 2003. Proceeds from the IPO and subsequent sale of over-allotment shares to our underwriters was approximately $218.0 million, and proceeds from the sale of shares to our Chief Executive Officer and our Chairman was approximately $4.2 million. These proceeds were offset by cash paid upon our formation of approximately $4.9 million, payments of indebtedness of approximately $62.8 million, and payments of offering costs of approximately $18.2 million. Prior to the IPO, net cash distributions to the Predecessor’s owners were approximately $1.1 million.
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
      We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other borrowings or from the proceeds of additional issuances of common stock, preferred stock, or other securities. However, other than the aforementioned acquisitions and those mentioned in subsequent events discussion below, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.
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
      Investment in Hotel Properties — The initial six hotel properties are stated at the Predecessor’s historical cost, net of any impairment charges, plus an approximate $8.1 million minority interest partial step-up recorded upon formation of the Company on August 29, 2003, related to the acquisition of minority interest from unaffiliated parties associated with four of the initial properties. Hotel properties acquired subsequent to the Company’s formation are stated at cost. All improvements and additions which extend the useful life of hotel properties are capitalized.
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
      Notes Receivable — The Company provides mezzanine and first-mortgage financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when, based on current information, it becomes probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or fair value of collateral. If a loan were deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
      In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”), variable interest entities, as defined, are required to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All of these loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate the hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria, and such entities will be consolidated, if required. The analysis utilized by the Company in evaluating FIN No. 46 criteria involves considerable management judgment and assumptions.

Contractual Obligations and Commitments
      As of December 31, 2004, our contractual obligations and commitments are as follows:

	Payments due by Period

	<1 Year	2-3 Years	4-5 Years	>5 Years	Total

Indebtedness payments	$16,093,979	$274,371,524	$1,163,947	$9,124,744	$300,754,194
Capital leases payments	132,337	180,247	—	—	312,584
Operating leases payments	591,591	956,076	822,997	13,343,864	15,714,528
Interest payments	14,250,452	13,193,601	1,129,004	632,850	29,205,907

Total contractual obligations	$31,068,359	$288,701,448	$3,115,948	$23,101,458	$345,987,213

      At December 31, 2004, our capital commitments were approximately $2.6 million, which relate to general capital improvements.
      In addition, the Company has entered into employment agreements with certain executive officers, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the board of directors. The agreements have varying terms expiring between December 31, 2006 and December 31, 2007, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.

Subsequent Events
      On July 7, 2004, the Company acquired a hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. At the time of the acquisition, the Company planned to sell the office building, which had one tenant and nominal operations. The Company allocated approximately $2.9 million of the purchase price to the office building. On January 19, 2005, the Company sold the office building for approximately $2.9 million, which is net of nominal closing costs.
      On January 20, 2005, in a follow-on public offering, the Company issued 10,350,000 shares of its common stock at $9.62 per share, which generated gross proceeds of approximately $99.6 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $94.3 million. The 10,350,000 shares issued include 1,350,000 shares sold pursuant to an over-allotment option granted to the underwriters. Of the net proceeds, a portion was used to partially fund the $35.0 million cash portion of the purchase price associated with the acquisition of twenty-one hotel properties, which was closed on March 16, 2005. The net proceeds were also used for the repayment of approximately $14.7 million of the mortgage debt assumed in the acquisition, repayment of the outstanding $17.8 million balance on the $60.0 million credit facility, due August 17, 2007, repayment of the $15.5 million mortgage note payable, due December 31, 2005, repayment of the $7.0 mortgage note payable, due July 31, 2007, and general corporate purposes.
      Pursuant to the Company’s Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement and subsequent amendment, a financial institution has certain participation rights with respect to any sale of equity securities by the Company. Based on these participation rights and the follow-on public offering discussed above, the financial institution has the option to purchase up to 2,070,000 shares of the Company’s common stock for $9.139 per share, the issuance of which would occur on November 1, 2005. If the financial institution has not exercised its option, the Company, at its option, may cause the financial institution to purchase the 2,070,000 shares for $9.139 per share on November 1, 2005, or on an earlier date provided the Company has sold all of the Series B preferred stock to the financial institution in accordance with the terms of the purchase agreement.
      On January 30, 2005, the Company’s Sheraton hotel in Philadelphia, Pennsylvania, experienced a fire that resulted in extensive water damage to several of its floors. The entire hotel was subsequently closed for two weeks, and approximately half of the hotel remains temporarily closed. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of this fire. The Company currently estimates its property damage and business-interruption losses at approximately $1.0 million and $250,000, respectively. The Company’s insurance deductible related to this incident is $25,000.
      On February 8, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, with an interest rate of LIBOR plus 9.13%, maturing February 2007 with three one-year extension options, with interest-only payments through maturity, prepayment prohibited through September 2006, and a prepayment penalty imposed between September 2006 and maturity.
      On March 9, 2005, the Company announced it will be acquiring the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million in cash. In addition, the Company plans an additional $2.5 million for future capital improvements. The purchase price was the result of an arms’ length negotiation. Annualized revenues of this hotel property are approximately $7.7 million. The Company plans to utilize cash from borrowings or cash from its follow-on public offering to fund this acquisition. The acquisition is expected to close in late March 2005.
      On March 9, 2005, the Company declared a cash dividend of $0.16 per diluted share for common shareholders and units of limited partnership of record on March 31, 2005, payable April 15, 2005.
      On March 15, 2005, the Company declared a cash dividend of $0.53 per diluted share for Series A preferred shareholders of record on March 31, 2005, payable April 15, 2005.
      On March 16, 2005, the Company acquired twenty-one hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million plus certain closing costs. The selling entities are collectively referred to as FGSB. The $250 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units based on the average market price of the Company’s common stock for the 20-day period ending five business days before signing a definitive agreement to acquire these properties on December 23, 2004. Company management received their net consideration for the acquisition in the form of limited partnership units, whereas the third parties received 50% of their consideration in limited partnership units and 50% in cash. Annualized revenues of these twenty-one hotel properties are approximately $114.9 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. Since that time, the Company has secured contracts for the sale of two of the properties and letters of intent related to the sale of the other six properties. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock, from its follow-on public offering, and from a $15.0 million draw on its $60.0 million credit facility on March 16, 2005 to fund the acquisition of these properties. Regarding this acquisition, the Company’s Board of Directors formed a Special Committee solely comprised of independent directors to evaluate this transaction. The Special Committee retained independent advisors and to review, evaluate, and negotiate the transaction, which the Special Committee unanimously approved. The Special Committee will be paid $195,000 related to their services.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
      As of December 31, 2004, our $300.8 million debt portfolio consisted of approximately $279.0 million of outstanding variable-rate debt and approximately $21.8 million of outstanding of fixed-rate debt, with interest rates ranging from 7.08% to 7.25%. As discussed below, $105.0 million of the variable-rate debt was converted to fixed-rate debt via an interest rate swap.
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
      For the year ended December 31, 2004, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of December 31, 2004, net of the $105.0 million notional amount protected by an interest rate swap as of that date, would be approximately $1.7 million.
      As of December 31, 2004, we owned approximately $79.7 million of variable-rate loans receivable. For the year ended December 31, 2004, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate loans receivable as of December 31, 2004, would be approximately $797,000. We had no other outstanding loans receivable as of December 31, 2004.
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
      The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2004, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8.	Financial Statements and Supplementary Data
      The required financial statements are filed herein as listed in Item 15.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Director and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquired businesses, which were excluded from the scope of our assessment, but are included in our 2004 consolidated financial statements. Such acquired businesses are listed below:

SpringHill Suites hotel in Baltimore, Maryland.
Four hotel properties acquired from Day Hospitality Group.
Nine hotel properties acquired from Dunn Hospitality Group.
Hyatt Orange County hotel in Anaheim, California.
      These businesses constituted approximately $188.6 million and $179.0 million of total and net assets, respectively, as of December 31, 2004 and approximately $19.3 million and $3.7 million of revenues and operating income, respectively, for the year then ended.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting
      There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 3, 2005.

Item 11.	Executive Compensation
      The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 3, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 3, 2005.

Item 13.	Certain Relationships and Related Transactions
      The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 3, 2005.

Item 14.	Principal Accountant Fees and Services
      The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 3, 2005.
PART IV

Item 15.	Financial Statement Schedules and Exhibits
      (a) Financial Statements and Schedules

Reports of Independent Auditors	61
Consolidated and Combined Financial Statements:
Consolidated Balance Sheets for the Company as of December 31, 2004 and December 31, 2003	64
Consolidated and Combined Statements of Operations for the Company for the year ended December 31, 2004, and for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003, and the year ended December 31, 2002	65
Consolidated and Combined Statement of Owners’ Equity for the Company for the year ended December 31, 2004, and the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003, and the year ended December 31, 2002	66
Consolidated and Combined Statements of Cash Flows for the Company for the year ended December 31, 2004, and for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003, and the year ended December 31, 2002	67
Notes to Consolidated and Combined Financial Statements	68
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2004	98

      All other financial statement schedules are either not required under the related instructions, have been omitted because such financial statement schedules are not significant, or have been omitted because the required information has been disclosed elsewhere in the consolidated and combined financial statements and related notes thereto.
      (b) Exhibits

Exhibit
Number		Description of Exhibit

3.1		Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/ A, filed on July 31,2003)

3	.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-11/ A, filed on July 31, 2003)

3	.2.2	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)

4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/ A, filed on August 20, 2003)

4.2		Articles Supplementary for Series B-1 Convertible Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)

4.3		Articles Supplementary for Series B-2 Convertible Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)

10	.1.1	Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 of Form 10-Q, filed on November 14, 2003)

10	.1.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated October 16, 2003 (incorporated by reference to Exhibit 10.3 of Form 10-Q, filed on November 14, 2003)

10	.1.3	Amended and Restated Exhibit A to Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated September 26, 2003 (incorporated by reference to Exhibit 10.2 of Form 10-Q, filed on November 14, 2003)

10.2		Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/ A, filed on July 31, 2003)

10.3		2003 Stock Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3 of Form S-11/ A, filed on July 31, 2003)

10.4		Non-Compete Agreement between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form S-11/ A, filed on July 31, 2003)

10	.5.1	Employment Agreement between Ashford Hospitality Trust, Inc. and Montgomery J, Bennett (incorporated by reference to Exhibit 10.5 of Form S-11/ A, filed on July 31, 2003)

10	.5.2	Employment Agreement between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.6 of Form S-11/ A, filed on July 31, 2003)

10	.5.3	Employment Agreement between Ashford Hospitality Trust, Inc. and David A, Brooks (incorporated by reference 10 Exhibit 10.7 of Form S-11/ A, filed on July 31, 2003)

10	.5.4	Employment Agreement between Ashford Hospitality Trust, Inc. and David Kimichik (incorporated by reference to Exhibit 10.8 of Form S-11/ A, filed on July 31, 2003)

10	.5.6	Employment Agreement between Ashford Hospitality Trust, Inc. and Mark Nunneley (incorporated by reference to Exhibit 10.9 of Form S-11/ A, filed On July 31, 2003)

10.6		Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/ A, filed on July 31, 2003)

10.7		Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/ A, filed on July 31, 2003)

Exhibit
Number		Description of Exhibit

10	.8.1	Omnibus Option Agreement between Ashford Hospitality Limited Partnership, Remington Suites Austin, L.P., Remington Suites Dallas, L.P., Remington Suites Dulles, L.P., Remington Suites Las Vegas, L.P., Chicago Illinois Hotel Limited Partnership and Remington Long Island Hotel, L.P., dated as of May 15, 2003 (incorporated by reference to Exhibit 10.12 of Form S-11, filed on May 15, 2003)

10	.8.2	Option Agreement between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.13 of Form S-11, filed on May 15, 2003)

10	.9.1	Asset Management and Consulting Agreement by and between Remington Hospitality, Inc. and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.14 of Form S-11/ A, filed on July 2, 2003)

10	.9.2	Asset Management and Consulting Agreement by and between Remington Indianapolis Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.15 of Form S-11/ A, filed on July 2, 2003)

10	.9.3	Asset Management and Consulting Agreement by and between, Remington Milford Hotel Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.16 of Form S-11/ A, filed on July 2, 2003)

10	.9.4	Asset Management and Consulting Agreement by and between Remington Suites Hotel Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.17 of Form S-11/ A, filed on July 2, 2003)

10	.9.5	Asset Management and Consulting Agreement by and between Remington Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.18 of Form S-11/ A, filed on July 2, 2003)

10	.9.6	Asset Management and Consulting Agreement by and between Remington Employers Management Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.19 of Form S-11/ A, filed on July 2, 2003)

10	.9.7	Asset Management and Consulting Agreement by and between Remington Orlando Management Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.20 of Form S-11/ A, filed on July 2, 2003)

10	.9.8	Asset Management and Consulting Agreement by and between Remington Ventura Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.21 of Form S-11/ A, filed on July 2, 2003)

10	.10.1	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated October 7, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on November 14, 2003)

10	.10.2	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated January 4, 2004 Bylaws (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)

10.11		Guaranty by Ashford Financial Corporation in favor of Ashford Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.26 of Form S-11/ A, filed on July 31, 2003)

10.12		Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 1 0.22 of Form S-11/ A, filed on July 31, 2003)

10.13		Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/ A, filed on July 31, 2003)

10.14		Hotel Loan Agreement, dated December 24, 2003, among the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

Exhibit
Number		Description of Exhibit

10.15		Secured Revolving Credit Facility Agreement, dated February 5, 2004, among the Registrant and Credit Lyonnais New York Branch, as Administrative Agent and Sole Lead Arranger and Book Manager, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q tor the quarter ended March 31, 2004)

10	.15.1	First Amendment to Credit Agreement, dated August 17, 2004, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.1 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.16		Loan and Security Agreement, dated July 13, 2004, among the Registrant and Capital Source Finance LLC Capital (incorporated by reference to Exhibit 10.16 the Registrant’s Form 10-Q for the quarter ended September 30,2004)

10.17		Loan Agreement, dated September 2, 2004, among the Registrant, Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Capital (incorporated by reference to Exhibit 10.17 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.17.1	Mezzanine Loan Agreement, dated September 2, 2004, among the Registrant and Merrill Lynch Capital (incorporated by reference to Exhibit 10.17.1 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.17.2	Broker Agreement, dated May 10, 2004, among the Registrant and Secured Capital Corp (incorporated by reference to Exhibit 10.17.2 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.18		Agreement of Purchase and Sale, dated May 19, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group Corp (incorporated by reference to Exhibit 10-18 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.18.1	First Amendment to Agreement of Purchase and Sale, dated July 1, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group-Corp (incorporated by reference to Exhibit 10.18.1 the Registrant’s Form 10-Q for me quarter ended September 30, 2004)

10	.18.2	Second Amendment to Agreement of Purchase and Sale, dated July 23, 2004, among the Registrant, Dunn Hospitality Group (incorporated by reference to Exhibit 10.18.2 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.18.3	Third Amendment to Agreement of Purchase and Sale, dated August 4, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group (incorporated by reference to Exhibit 10,18.3 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.18.4	Fourth Amendment to Agreement of Purchase and Sale, dated September 2, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group (incorporated by reference to Exhibit 10.18.4 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.19		International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and Calyon New York Branch (incorporated by reference to Exhibit 10.19 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.19.1	International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.19.1 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.19.2	International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among this Registrant and SMBC Derivative Products Limited (incorporated by reference to Exhibit 10.19.2 the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.20		Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

Exhibit
Number		Description of Exhibit

10.21		Purchase Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K, dated December 23, 2004, for the event dated December 27. 2004)

10	.21.1	Form of Registration Rights Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.1 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

10	.21.2	Amendment #1 to Purchase Agreement, dated February 8, 2005, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.2 to the Registrant’s Form 8-K, dated February 9, 2005, for the event dated February 8, 2005)

*10	.22	Purchase and Sale Agreement, dated July 28, 2004, between the Registrant and Atrium Plaza, LLC.

*10	.22.1	Amendment #1 to Purchase and Sale Agreement, dated August 26, 2004, between the Registrant and Atrium Plaza, LLC.

*10	.22.2	Amendment #2 to Purchase and Sale Agreement, dated September 28, 2004, between the Registrant and Atrium Plaza, LLC.

*21	.1	Registrant’s Subsidiaries Listing as of December 31, 2004

*23	.1	Consent of Ernst & Young LLP

*31	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*32	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 16, 2005.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTGOMERY J. BENNETT

Montgomery J. Bennett
Chief Executive Officer
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARCHIE BENNETT, JR. Archie Bennett, Jr.	Chairman of the Board of Directors	March 16, 2005

/s/ MONTGOMERY J. BENNETT Montgomery J. Bennett	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2005

/s/ DAVID J. KIMICHIK David J. Kimichik	Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ MARK L. NUNNELEY Mark L. Nunneley	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005

/s/ MARTIN L. EDELMAN Martin L. Edelman	Director	March 16, 2005

/s/ W. D. MINAMI W. D. Minami	Director	March 16, 2005

/s/ W. MICHAEL MURPHY W. Michael Murphy	Director	March 16, 2005

/s/ PHILIP S. PAYNE Philip S. Payne	Director	March 16, 2005

/s/ CHARLES P. TOPPINO Charles P. Toppino	Director	March 16, 2005

ASHFORD HOSPITALITY TRUST, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Auditors	61
Consolidated and Combined Financial Statements:
Consolidated Balance Sheets for the Company as of December 31, 2004 and December 31, 2003	64
Consolidated and Combined Statements of Operations for the Company for the year ended December 31, 2004, and for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003, and the year ended December 31, 2002	65
Consolidated and Combined Statement of Owners’ Equity for the Company for the year ended December 31, 2004, and the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003, and the year ended December 31, 2002	66
Consolidated and Combined Statements of Cash Flows for the Company for the year ended December 31, 2004, and for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003, and the year ended December 31, 2002	67
Notes to Consolidated and Combined Financial Statements	68
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2004	98
      All other financial statement schedules are either not required under the related instructions, have been omitted because such financial statement schedules are not significant, or have been omitted because the required information has been disclosed elsewhere in the consolidated and combined financial statements and related notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ashford Hospitality Trust, Inc.
      We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2004 and 2003, and the Company’s consolidated statements of operations, owners’ equity, and cash flows for the year ended December 31, 2004 and for the period from August 29, 2003 (inception) to December 31, 2003, and the combined statements of operations, owners’ equity, and cash flows of the Predecessor, as defined in Note 1, for the period from January 1, 2003 to August 28, 2003, and the year ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the Company’s consolidated results of operations and cash flows for the year ended December 31, 2004 and for the period from August 29, 2003 (inception) to December 31, 2003, and the Predecessor’s combined results of operations and cash flows for the period from January 1, 2003 to August 28, 2003, and the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated March 15, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 15, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ashford Hospitality Trust, Inc.
      We have audited Management’s Report on Internal Control over Financial Reporting, which concludes that Ashford Hospitality Trust, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquired businesses, which are included in the 2004 consolidated financial statements of the Ashford Hospitality Trust, Inc. and constituted approximately $188.6 million and $179.0 million of total and net assets, respectively, as of December 31, 2004 and approximately $19.3 million and $3.7 million of revenues and operating income, respectively, for the year then ended. Such acquired businesses include the following: SpringHill Suites hotel in Baltimore, Maryland, four hotel properties acquired from Day Hospitality Group, nine hotel properties acquired from Dunn Hospitality Group, and Hyatt Orange County hotel in Anaheim, California. Our audit of internal control over financial reporting of Ashford Hospitality Trust, Inc. also did not include an evaluation of the internal control over financial reporting of these acquired businesses.
      In our opinion, management’s assessment that Ashford Hospitality Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ashford Hospitality Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Ashford Hospitality Trust, Inc., and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 15, 2005

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS
Investment in hotel properties, net	$427,005,476	$173,723,998
Cash and cash equivalents	47,108,957	76,254,052
Restricted cash	14,058,776	1,373,591
Accounts receivable, net of allowance of $61,479 and $19,408, respectively	5,463,452	1,534,843
Inventories	611,807	262,619
Assets held for sale	2,881,912	—
Notes receivable	79,661,549	10,000,000
Deferred costs, net	9,389,506	2,386,937
Prepaid expenses	2,638,842	1,577,628
Other assets	6,676,776	550,636
Due from affiliates	447,784	218,113

Total assets	$595,944,837	$267,882,417

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$300,754,194	$50,201,779
Capital leases payable	312,584	456,869
Accounts payable	8,979,635	2,127,611
Accrued expenses	9,339,656	4,572,594
Other liabilities	90,334	—
Dividends payable	6,141,506	—
Deferred income	400,919	—
Due to affiliates	1,907,057	584,643

Total liabilities	327,925,885	57,943,496

Commitments and contingencies (see Note 15)	—	—
Minority interest	39,346,641	37,646,673
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 993,049 issued and outstanding at December 31, 2004	9,980,529	—

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at December 31, 2004	23,000	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,810,447 and 25,730,047 shares issued and outstanding at December 31, 2004 and 2003, respectively	258,104	257,300
Additional paid-in capital	234,993,015	179,226,668
Unearned compensation	(3,959,468)	(5,564,401)
Accumulated other comprehensive income	554,592	—
Accumulated deficit	(13,177,461)	(1,627,319)

Total owners’ equity	218,691,782	172,292,248

Total liabilities and owners’ equity	$595,944,837	$267,882,417

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	The Company	The Company	The Predecessor	The Predecessor

		Period from	Period from
	Year Ended	August 29, 2003 to	January 1, 2003 to	Year Ended
	December 31, 2004	December 31, 2003	August 28, 2003	December 31, 2002

REVENUE
Rooms	$89,798,311	$14,994,567	$19,688,349	$28,529,640
Food and beverage	14,336,531	2,529,109	3,629,807	5,698,029
Other	3,922,621	507,794	681,656	1,130,112

Total hotel revenue	108,057,463	18,031,470	23,999,812	35,357,781
Interest income from notes receivable	7,549,445	110,000	—	—
Asset management fees from related parties (see Note 14)	1,318,154	137,319	—	—

Total Revenue	116,925,062	18,278,789	23,999,812	35,357,781
EXPENSES
Hotel operating expenses
Rooms	20,907,848	3,601,465	4,511,632	6,461,721
Food and beverage	10,859,032	1,901,778	2,801,002	4,183,371
Other direct	2,150,404	402,536	498,085	621,693
Indirect	35,560,902	6,136,070	8,687,362	12,370,304
Management fees, including related parties (see Note 14)	3,395,106	651,480	718,408	1,059,867

Total hotel expenses	72,873,292	12,693,329	17,216,489	24,696,956
Property taxes, insurance, and other	6,654,858	1,257,968	1,600,082	2,437,482
Depreciation and amortization	10,767,785	2,016,899	2,915,777	4,833,551
Corporate general and administrative:
Stock-based compensation	2,397,130	864,452	—	—
Other corporate and administrative	9,457,814	3,138,498	—	—

Total Operating Expenses	102,150,879	19,971,146	21,732,348	31,967,989

OPERATING INCOME (LOSS)	14,774,183	(1,692,357)	2,267,464	3,389,792
Interest income	335,495	266,333	22,800	53,485
Interest expense	(9,217,377)	(374,223)	(4,225,289)	(5,715,229)
Amortization of loan costs	(1,883,841)	(42,837)	(357,857)	(820,966)
Write-off of loan costs	(1,633,369)	—	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	2,375,091	(1,843,084)	(2,292,882)	(3,092,918)
Provision for income taxes	(658,273)	(142,178)	—	—
Minority interest	(297,611)	357,943	—	—

NET INCOME (LOSS)	1,419,207	(1,627,319)	(2,292,882)	(3,092,918)
Preferred dividends	1,355,250	—	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$63,957	$(1,627,319)	$(2,292,882)	$(3,092,918)

Net Income (Loss) Per Share Available To Common Shareholders:
Basic and Diluted	$0.00	$(0.07)

Weighted Average Common Shares Outstanding:
Basic and Diluted	25,120,653	24,627,298

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC.
Consolidated And Combined Statement of Owners’ Equity
Predecessor from January 1, 2002 through August 28, 2003, and
Company from August 29, 2003 (Inception) to December 31, 2004

	Preferred Stock		Common Stock				Accumulated
					Additional		Other
	Number of	$0.01 Par	Number of	$0.01 Par	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Value	Shares	Value	Capital	Compensation	Income	Deficit	Total

Balance at January 1, 2002	—	$—	—	$—	$—	$—	$—	$15,316,967	$15,316,967
Contributions	—	—	—	—	—	—	—	2,191,675	2,191,675
Distributions	—	—	—	—	—	—	—	(2,629,740)	(2,629,740)
Owner Redemption	—	—	—	—	—	—	—	(2,475,000)	(2,475,000)
Net Loss	—	—	—	—	—	—	—	(3,092,918)	(3,092,918)

Balance at December 31, 2002	—	—	—	—	—	—	—	9,310,984	9,310,984
Contributions	—	—	—	—	—	—	—	765,000	765,000
Distributions	—	—	—	—	—	—	—	(1,850,750)	(1,850,750)
Net Loss	—	—	—	—	—	—	—	(2,292,882)	(2,292,882)

Balance at August 28, 2003	—	$—	—	$—	$—	$—	$—	$5,932,352	$5,932,352

Formation Transactions on August 29, 2003:
Issuance of Shares in Connection with Initial Public Offering	—	$—	22,500,000	$225,000	$202,171,981	$—	$—	$—	$202,396,981
Underwriters’ Fees and Offering Expenses	—	—	—	—	(16,925,000)	—	—	—	(16,925,000)
Issuance of Restricted Shares to Employees & Directors	—	—	675,300	6,753	6,070,947	(6,077,700)	—	—	—
Issuance of Shares to Underwriters	—	—	65,024	650	(650)	—	—	—	—
Issuance of Shares Sold to CEO & Chairman	—	—	500,000	5,000	4,180,000	—	—	—	4,185,000
Contribution of Initial Properties	—	—	—	—	7,063,690	—	—	—	7,063,690
Issuance of Shares for Initial Properties	—	—	216,634	2,167	(2,167)	—	—	—	—
Over-allotment Option Exercised on September 26, 2003:
Issuance of Shares	—	—	1,734,072	17,340	15,589,307	—	—	—	15,606,647
Underwriters’ Fees	—	—	—	—	(1,092,465)	—	—	—	(1,092,465)
Issuance of Restricted Shares to Employees	—	—	39,017	390	350,763	(351,153)	—	—	—
Establish Minority Interest in Operating Partnership	—	—	—	—	(38,004,615)	—	—	—	(38,004,615)
Additional Offering Expenses	—	—	—	—	(175,123)	—	—	—	(175,123)
Amortization of Unearned Compensation	—	—	—	—	—	864,452	—	—	864,452
Net Loss	—	—	—	—	—	—	—	(1,627,319)	(1,627,319)

Balance at December 31, 2003	—	$—	25,730,047	$257,300	$179,226,668	$(5,564,401)	$—	$(1,627,319)	$172,292,248
Amortization of Unearned Compensation	—	—	—	—	—	2,337,796	—	—	2,337,796
Issuance of Restricted Common Shares to Employees	—	—	70,400	704	732,159	(732,863)	—	—	—
Issuance of Common Shares to Directors	—	—	10,000	100	88,900	—	—	—	89,000
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(11,614,099)	(11,614,099)
Issuance of Preferred Shares — Series A	2,300,000	23,000	—	—	54,945,288	—	—	—	54,968,288
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(1,351,940)	(1,351,940)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	(3,310)	(3,310)
Net Unrealized Gain on Derivative Instruments	—	—	—	—	—	—	554,592	—	554,592
Net Income	—	—	—	—	—	—	—	1,419,207	1,419,207

Balance at December 31, 2004	2,300,000	$23,000	25,810,447	$258,104	$234,993,015	$(3,959,468)	$554,592	$(13,177,461)	$218,691,782

Net Income for the year ended December 31, 2004							1,419,207

Comprehensive Income for the year ended December 31, 2004							$1,973,799

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	The Company	The Company	The Predecessor	The Predecessor

		Period from	Period from
	Year Ended	August 29, 2003 to	January 1, 2003 to	Year Ended
	December 31, 2004	December 31, 2003	August 28, 2003	December 31, 2002

Cash flows from operating activities:
Net income (loss)	$1,419,207	$(1,627,319)	$(2,292,882)	$(3,092,918)
Adjustments to reconcile net income (loss) to net cash flow provided by operations:
Depreciation and amortization	10,767,785	2,016,899	2,915,777	4,833,551
Amortization of deferred financing costs	1,883,841	42,837	357,857	820,966
Write-off of loan costs	1,633,369	—	—	—
Amortization of stock-based compensation	2,397,130	864,452	—	—
Minority interest	297,611	(357,943)	—	—
Changes in assets and liabilities:
Accounts receivable and inventories	(3,333,833)	39,962	(117,443)	(382,040)
Prepaids, other assets, and due from affiliates	(6,867,495)	(1,641,777)	642,805	(742,621)
Restricted cash	(11,717,962)	92,806	2,113,441	(176,429)
Other liabilities	10,171,789	2,828,881	(143,547)	(637,775)

Net cash flow provided by operating activities	6,651,442	2,258,798	3,476,008	622,734
Cash flows from investing activities:
Acquisitions or originations of notes receivable	(87,824,342)	(10,000,000)	—	—
Proceeds from payments of notes receivable	18,085,993	—	—	—
Acquisitions of hotel properties	(226,714,821)	(78,587,180)	—	—
Improvements and additions to hotel properties	(14,170,474)	(411,148)	(190,602)	(1,079,824)

Net cash flow used in investing activities	(310,623,644)	(88,998,328)	(190,602)	(1,079,824)
Cash flows from financing activities:
Distributions paid to owners	—	—	(1,850,750)	(5,104,740)
Contributions received from owners	—	—	765,000	2,191,675
Dividends paid	(9,512,175)	—	—	—
Borrowings on indebtedness and capital leases	361,298,933	27,800,000	—	17,754,012
Payments on indebtedness and capital leases	(133,386,016)	(62,843,451)	(189,041)	(15,695,113)
Payments of deferred financing costs	(8,522,452)	(1,016,365)	—	(872,291)
Proceeds received from Series A preferred stock public offering	54,968,288	—	—	—
Proceeds received from Series B preferred stock sale	9,980,529	—	—	—
Proceeds received from initial public offering	—	202,396,981	—	—
Proceeds from sale of stock to CEO & Chairman	—	4,185,000	—	—
Cash paid upon the Company’s formation	—	(4,942,642)	—	—
Proceeds received from over-allotment option	—	15,606,647	—	—
Payment of offering costs	—	(18,192,588)	—	—

Net cash flow provided by (used in) financing activities	274,827,107	162,993,582	(1,274,791)	(1,726,457)

Net change in cash and cash equivalents	(29,145,095)	76,254,052	2,010,615	(2,183,547)
Cash and cash equivalents, beginning balance	76,254,052	—	2,968,814	5,152,361

Cash and cash equivalents, ending balance	$47,108,957	$76,254,052	$4,979,429	$2,968,814

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003, and 2002

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
      On September 26, 2003, the Company issued an additional 1,734,072 shares of common stock at a price of $9 per share pursuant to the exercise of the underwriters’ over-allotment option. This generated additional gross proceeds of approximately $15.6 million, or net proceeds of approximately $14.5 million after considering the underwriters’ fees of approximately $1.1 million. Concurrent with this, the Company issued an additional 39,017 shares of restricted common stock to its executives and certain employees of the Company and its affiliates.
      During the year ended December 31, 2004, the Company completed the following transactions:

•	On March 15, 2004, the Company issued an additional 70,400 shares of restricted common stock to its executives and certain employees.

•	On April 1, 2004, the Company issued an additional 106,675 units of limited partnership interest in connection with the acquisition of a hotel property.

•	On May 19, 2004, the Company issued an additional 10,000 shares of common stock to its directors as compensation for serving on the Board through May 2005.

•	On September 2, 2004, the Company issued an additional 333,333 units of limited partnership interest in connection with the acquisition of nine hotel properties.

•	On September 22, 2004, the Company issued 2,300,000 shares of Series A Cumulative Preferred Stock in a public offering of such preferred shares.

•	On December 30, 2004, the Company issued 993,049 shares of Series B Cumulative Convertible Redeemable Preferred Stock to a financial institution.
      As of December 31, 2004, the Company owned 33 hotel properties in fourteen states with 5,095 rooms, and had acquired or originated mezzanine or first-mortgage loans receivable with a balance of approximately $79.7 million at December 31, 2004.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Company’s operating partnership leases its hotels to Ashford TRS Corporation (“Ashford TRS”), which is a wholly-owned subsidiary of the operating partnership. Ashford TRS then engages hotel management companies to operate the hotels under management contracts. Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. Therefore, the Company’s operating partnership and principal source of funds is dependent on Ashford TRS’s ability to generate cash flow from the operation of the Company’s hotels.

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
      Revenue Recognition — Hotel revenues include room, food, beverage, and other hotel revenues such as long-distance telephone service, laundry, and space rentals. Interest income from notes receivable represents interest earned on the Company’s mezzanine and first-mortgage loans receivable portfolio. Asset management fees relate to asset management services performed on behalf of an affiliate, including risk management and insurance procurement, assistance with taxes, negotiating franchise agreements and equipment leases, monitoring compliance with loan covenants, preparation of capital and operating budgets, and property litigation management. Revenues are recognized as the related services are delivered.
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
      Investment in Hotel Properties — The initial six hotel properties are stated at the Predecessor’s historical cost, net of any impairment charges, plus an approximate $8.1 million minority interest partial step-up recorded upon formation of the Company on August 29, 2003, related to the acquisition of minority interest from unaffiliated parties associated with four of the initial properties. Hotel properties acquired subsequent to the Company’s formation are stated at cost. All improvements and additions which extend the useful life of hotel properties are capitalized.
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
      Cash and Cash Equivalents — Cash and cash equivalents represent cash on hand and in banks plus short-term investments with an initial maturity of three months or less when purchased.
      Restricted Cash — Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% of property revenue for certain hotels, as required by certain mortgage debt agreement restrictions and provisions.
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
      Notes Receivable — The Company provides mezzanine and first-mortgage financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when, based on current information, it becomes probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or fair value of collateral. If a loan were deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
      In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”), variable interest entities, as defined, are required to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All of these loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate the hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria, and such entities will be consolidated, if required. The analysis utilized by the Company in evaluating FIN No. 46 criteria involves considerable management judgment and assumptions.
      Deferred Costs, Net — Deferred loan costs are recorded at cost and amortized using the straight-line method over the terms of the related indebtedness, which approximates the effective interest method.

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
      Advertising Costs — Advertising costs are expensed as incurred. For the year ended December 31, 2004 and the period from inception to December 31, 2003, the Company incurred advertising costs of approximately $425,000 and $30,000, respectively. For the period from January 1, 2003 to August 28, 2003 and for the year ended December 31, 2002, the Predecessor incurred advertising costs of approximately $48,000 and $143,000, respectively. Advertising costs are included in indirect expenses in the accompanying consolidated and combined statements of operations.
      Indirect Expenses — Indirect expenses primarily include hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance expenses, franchise fees, and utility costs.
      Derivative Instruments and Hedging Activities — Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
      Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes.
      Stock-based Compensation — The Company accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
to Employees.” In connection with the Company’s formation, the Company established an Employee Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company has issued 784,717 shares of restricted common stock to its executives, directors, and certain employees of the Company and its affiliates and 10,000 shares of non-restricted common stock to its directors. Of the 784,717 restricted shares issued, 759,717 vest over three years and 25,000 vested over six months. Although the 10,000 non-restricted shares issued are immediately vested, these shares represent compensation for the subsequent year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of December 31, 2004, no performance-based stock awards have been issued other than the restricted shares discussed above. Consequently, stock-based compensation as determined under the intrinsic-value method is the same under the fair-value method.
      Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Dilutive earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share.
      For the year ended December 31, 2004, the Company reported nominal net income available to common shareholders. For the period from the Company’s inception to December 31, 2003, the Company reported a net loss. Consequently, the effects of the restricted shares of common stock, convertible preferred stock, and units of limited partnership interest outstanding during both of the aforementioned periods were anti-dilutive. Therefore, basic and dilutive earnings (loss) per common share were the same for those periods.
      Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination. The Predecessor only operated within the direct hotel investments segment.

4.	Concentrations of Risk
      The Company’s investments are all concentrated within the hotel industry. The Company’s current investment strategy is to acquire or develop mid to upscale hotels, acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. At present, all of the Company’s owned hotels or hotels securing the Company’s loans receivable are domestically located. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on the Company’s operating and investment revenues and cash available for distribution to stockholders.
      In addition, the Company expects to originate or acquire additional mezzanine loans receivable. These types of mortgage loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. The Company may not recover some or all of its investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

5.	Investment in Hotel Properties
      Investment in hotel properties consists of the following as of December 31, 2004 and 2003:

	December 31,

	2004	2003

Land	$67,047,057	$28,652,386
Buildings and improvements	344,471,273	143,811,837
Furniture, fixtures, and equipment	46,885,000	22,002,543

Total cost	458,403,330	194,466,766
Accumulated depreciation	(31,397,854)	(20,742,768)

Investment in hotel properties, net	$427,005,476	$173,723,998

      On August 29, 2003, in connection with the Company’s formation, the Company recorded a minority interest partial step-up of approximately $8.1 million to the historical net carrying values of four of its hotel properties as a result of the Company acquiring minority interest from unaffiliated parties.
      On October 8, 2003, the Company acquired five hotel properties from FelCor Lodging Limited Partnership (“FelCor”) for approximately $50.0 million in cash. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $50.4 million.
      On November 24, 2003, the Company acquired four hotel properties from Noble Investment Group (“Noble”) for approximately $33.9 million, which included approximately $27.5 million in cash and approximately $6.4 million in assumed mortgage debt. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $34.2 million.
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
      On May 17, 2004, the Company acquired a hotel property in Baltimore, Maryland, from The Buccini/ Pollin Group for approximately $15.9 million, which included approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $16.2 million.
      On July 7, 2004, the Company acquired a hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $14.7 million, with the remainder of the purchase price related to working capital or the office building, which is classified in assets held for sale at December 31, 2004.
      On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus approximately $86,000 in additional cash to be paid no later than April 30, 2005 pursuant to a post-acquisition contingency. Considering closing costs, this acquisition generated

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
an increase in Investment in Hotel Properties of approximately $25.7 million with the remainder of the purchase price related to working capital.
      On September 2, 2004, the Company acquired nine hotel properties from Dunn Hospitality Group for approximately $62.0 million, which consisted of approximately $59.0 million in cash and approximately $3.0 million worth of limited partnership units, which equates to 333,333 units based on the market price of the Company’s common stock on the date of issuance. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $63.0 million.
      On October 1, 2004, the Company acquired the Hyatt Orange County hotel in Anaheim, California, from Atrium Plaza, LLC for approximately $81.0 million in cash, inclusive of the seller’s commitment to fund a $6.0 million renovation, which was completed in December 2004. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $81.6 million.
      For the year ended December 31, 2004 and the period from inception through December 31, 2003, the Company recognized depreciation expense of approximately $10.7 million and $2.0 million, respectively. For the period from January 1, 2003 to August 28, 2003 and for the year ended December 31, 2002, the Predecessor recognized depreciation expense of approximately $2.9 million and $4.7 million, respectively.

6.	Notes Receivable
      Notes receivable consists of the following as of December 31, 2004 and 2003:

	December 31,

	2004	2003

$10 million mezzanine loan secured by one hotel property, matures August 2006, at an interest rate of LIBOR plus 9% with a 2% LIBOR floor, with interest-only payments through August 2004 plus principal payments thereafter based on a twenty-five year amortization schedule	$9,936,033	$10,000,000
$15 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	15,000,000	—
$16.9 million mezzanine loan secured by 14 hotel properties, matures July 2005, at an interest rate of LIBOR plus 8.7% with a 2.5% LIBOR floor, with principal and interest payments due monthly based on a twenty-five year amortization schedule	16,914,007	—
$15 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	15,000,000	—
$6.8 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor (LIBOR plus 10% with 2% LIBOR floor pay rate with deferred interest through maturity), with interest-only payments through maturity	6,811,509	—
$11 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	11,000,000	—

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

$5 million mezzanine loan secured by one hotel property, matures October 2006, at an interest rate of LIBOR plus 11.35%, with interest-only payments through maturity	5,000,000	—

Total	$79,661,549	$10,000,000

      Since November 26, 2003, the Company acquired or originated the $9.9 million, $15.0 million, $16.9 million, $15.0 million, $6.8 million, $11.0 million, and $5.0 million notes receivable, as described sequentially in the above table, on November 26, 2003, January 23, 2004, March 4, 2004, March 19, 2004, March 24, 2004, September 10, 2004, and September 30, 2004, respectively. In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity.
      During 2004, the Company received payments of approximately $8.1 million related to the portion of its $25.0 million mezzanine loan that was secured by three hotel properties. As a result of these prepayments, the $25.0 million mezzanine loan, originally secured by 17 hotel properties, became the aforementioned $16.9 million mezzanine loan, secured by 14 hotel properties.
      On September 30, 2004, the Company acquired a $10 million first-mortgage loan receivable, secured by one hotel property, with an interest rate of LIBOR plus 2.8%, maturing in October 2006, with interest-only payments through maturity. On December 9, 2004, the Company sold this note receivable at its par value.
      As of December 31, 2004, all notes receivable balances were current, and no reserve for loan losses has been recorded. For the year ended December 31, 2004 and the period from inception to December 31, 2003, the Company recognized interest income related to notes receivable of approximately $7.5 million and $110,000, respectively. The Predecessor did not maintain such notes receivable.

7.	Deferred Costs
      Deferred costs consist of the following as of December 31, 2004 and 2003:

	December 31,

	2004	2003

Deferred loan costs	$10,017,471	$1,429,634
Deferred franchise fees	2,103,800	1,205,000

Total cost	12,121,271	2,634,634
Accumulated amortization	(2,731,765)	(247,697)

Deferred costs, net	$9,389,506	$2,386,937

8.	Indebtedness
      Indebtedness consists of the following as of December 31, 2004 and 2003:

	December 31,

	2004	2003

$210 million term loan secured by 25 hotel properties, matures October 10, 2006, at varying interest rates averaging LIBOR plus 1.95%, with interest-only payments due monthly, with three one-year extension options	$210,000,000	$—

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

$60 million secured credit facility secured by two hotel properties, matures August 17, 2007, at an interest rate of LIBOR plus a range of 2.0% to 2.3% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.25% to 0.5% on the unused portion of the line payable quarterly, with two one-year extension options	17,764,045	—
$45.6 million secured credit facility secured by four mezzanine notes receivable totaling approximately $48.7 million, matures July 13, 2007, with no additional advances permitted in the final year, at an interest rate of LIBOR plus 6.25% with a 2% LIBOR floor, with interest-only payments due monthly through maturity, a commitment fee of 0.5% on the unused portion of the line after 180 days payable monthly, and an option to extend the revolving period by one year	32,401,671	—
Mortgage note payable secured by one hotel property, matures December 31, 2006, at an interest rate of the greater of LIBOR plus 3.5% or 5.5%, with interest-only payments due monthly plus principal payments of $20,000 due monthly beginning January 1, 2005, with a 1% mandatory exit fee and a 0.5% one-year extension fee	—	16,000,000
Mortgage note payable secured by five hotel properties, matures December 31, 2007, at an interest rate of LIBOR plus 3.25% with a 4.75% total floor, with interest-only payments due monthly plus principal payments of $57,000 due monthly beginning January 1, 2006, with a $180,000 mandatory exit fee and a 0.5% one-year extension fee	—	27,800,000
Mortgage note payable secured by one hotel property, matures January 1, 2006, at an interest rate of 7.08%, with principal and interest payments due monthly of approximately $46,000 and a 1% mandatory exit fee	6,296,373	6,401,779
Mortgage note payable secured by one hotel property, matures December 31, 2005, at an interest rate of 7.25%, with principal and interest payments due monthly of approximately $114,000	15,498,080	—
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.4%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $53,000 by maturity	11,839,025	—
Mortgage note payable secured by two hotel properties, matures July 31, 2007, at an interest rate of LIBOR plus 3.5% with a 5% total floor, with interest-only payments due monthly plus principal payments of $25,000 due monthly beginning August 1, 2006, with two one-year extension options	6,955,000	—

Total	$300,754,194	$50,201,779

      At December 31, 2004 and 2003, LIBOR was 2.40% and 1.12%, respectively.
      On September 2, 2004, the Company executed a $210.0 million term loan, as discussed in the above table, and used the proceeds to repay three mortgage notes payable totaling approximately $57.8 million, pay down its $60.0 million secured credit facility by approximately $57.2 million, and pay down another mortgage note payable by approximately $12.6 million. These reductions in debt are discussed more specifically below. Unamortized loan costs associated with the repaid mortgage notes were approximately $1.6 million, which were expensed.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      On August 29, 2003, in connection with the Company’s formation, the Company used a portion of the proceeds from its IPO to repay approximately $65.7 million of mortgage indebtedness secured by the initial properties.
      The $16.0 million mortgage note payable outstanding at December 31, 2003, was repaid upon completion of the aforementioned $210.0 million term loan. The balance outstanding at the time the loan was repaid was $16.0 million.
      On November 24, 2003, the Company acquired four hotel properties from Noble for approximately $33.9 million, which included approximately $27.5 million in cash and approximately $6.4 million in assumed mortgage debt. As of December 31, 2004, this mortgage note payable had an outstanding balance of approximately $6.3 million.
      On December 24, 2003, the Company executed a $36.0 million non-recourse loan secured by the five hotel properties it acquired from FelCor on October 8, 2003, of which approximately $27.8 million was outstanding as of December 31, 2003 due to a holdback provision of approximately $8.2 million earmarked for targeted capital expenditures related to these properties. Upon completion of the aforementioned $210.0 million term loan, this $36.0 million non-recourse loan had an outstanding balance of approximately $32.1 million, and was repaid.
      On February 5, 2004, the Company executed the $60.0 million secured credit facility, of which approximately $49.8 million of the proceeds were funded March 24, 2004 and the remainder was funded May 17, 2004. The credit facility allows for an increase to $75.0 million subject to certain conditions. Upon completion of the aforementioned $210.0 million term loan, the credit facility was paid down by approximately $57.2 million. On August 17, 2004, the Company modified this credit facility such that the interest rate was reduced from LIBOR plus 3.25% to LIBOR plus a range of 2.0% to 2.3% depending on the loan-to-value ratio, and maturity was extended from February 5, 2007 to August 17, 2007, with two one-year extension options. On October 1, 2004, in connection with the acquisition of a hotel property, the Company drew an additional $15.0 million on this credit facility.
      On April 1, 2004, in connection with the acquisition of a hotel property, the Company assumed a mortgage note payable of approximately $15.7 million, which matures December 31, 2005, as shown in the above table. As of December 31, 2004, this mortgage note payable had an outstanding balance of approximately $15.5 million.
      On May 17, 2004, in connection with the acquisition of a hotel property, the Company assumed a mortgage note payable of approximately $6.8 million, which matures April 1, 2011, as shown in the above table. On August 12, 2004, the Company increased this commitment by approximately $5.2 million and reduced the overall interest rate from the average weekly yield for 30-day commercial paper plus 3.5% to the average weekly yield for 30-day commercial paper plus 3.4%. As of December 31, 2004, this mortgage note payable had an outstanding balance of approximately $11.8 million.
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
      On July 14, 2004, the Company executed a $45.6 million credit facility, which matures July 13, 2007, as shown in the above table. Approximately $37.5 million of the proceeds were funded immediately. On August 26, 2004, the Company paid down approximately $4.6 million of this credit facility in connection with the partial payoff of one of the mezzanine notes receivable securing the facility.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      On July 23, 2004, the Company executed a $19.6 million mortgage note payable, which matures July 31, 2007, as shown in the above table. Upon completion of the aforementioned $210.0 million term loan, this mortgage note payable was paid down approximately $12.6 million. As of December 31, 2004, this mortgage note payable had an outstanding balance of approximately $7.0 million.
      In addition, the Company’s $6.3 million, $15.5 million, and $11.8 million mortgage notes payable agreements generally require decreasing prepayment penalties through maturity.
      Maturities of indebtedness as of December 31, 2004 are as follows:

2005	$16,093,979
2006	216,834,260
2007	57,537,264
2008	568,066
2009	595,881
Thereafter	9,124,744

Total	$300,754,194

      The carrying values of assets collateralizing indebtedness as of December 31, 2004 and 2003 are as follows:

		December 31,

Hotel Property	Location	2004		2003

Embassy Suites	Austin, TX	$11,283,780	(d)	—
Embassy Suites	Dallas, TX	10,953,253	(d)	—
Embassy Suites	Herndon, VA	12,279,983	(d)	—
Embassy Suites	Las Vegas, NV	20,460,665	(d)	$20,923,229	(a)
Embassy Suites	Phoenix, AZ	16,466,927	(d)	14,901,437	(b)
Embassy Suites	Syracuse, NY	15,815,003	(d)	13,671,727	(b)
Embassy Suites	Flagstaff, AZ	6,773,919	(d)	6,080,686	(b)
Radisson Hotel	Holtsville, NY	22,234,750	(d)	—
Doubletree Guest Suites	Columbus, OH	10,010,276	(d)	9,536,429	(b)
Doubletree Guest Suites	Dayton, OH	6,546,075	(d)	5,776,567	(b)
Hilton Garden Inn	Jacksonville, FL	11,399,662	(c)	11,630,909	(c)
Homewood Suites	Mobile, AL	8,931,144	(d)	—
Hampton Inn	Lawrenceville, GA	4,754,430	(e)	—
Hampton Inn	Evansville, IN	7,272,816	(d)	—
Hampton Inn	Terre Haute, IN	8,473,747	(d)	—
Hampton Inn	Horse Cave, KY	2,462,621	(d)	—
Hampton Inn	Buford, GA	6,449,379	(d)	—
SpringHill Suites by Marriott	Jacksonville, FL	8,817,918	(d)	—
SpringHill Suites by Marriott	Baltimore, MD	15,928,083	(g)	—
SpringHill Suites by Marriott	Kennesaw, GA	6,405,777	(h)	—
SpringHill Suites by Marriott	Buford, GA	7,459,871	(d)	—
Fairfield Inn & Suites	Kennesaw, GA	5,138,528	(h)	—
Fairfield Inn by Marriott	Evansville, IN	4,244,755	(d)	—

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

		December 31,

Hotel Property	Location	2004		2003

Fairfield Inn by Marriott	Princeton, IN	1,221,324	(d)	—
Courtyard by Marriott	Bloomington, IN	11,949,273	(d)	—
Courtyard by Marriott	Columbus, IN	5,794,094	(d)	—
Courtyard by Marriott	Louisville, KY	14,601,371	(d)	—
Marriott Residence Inn	Lake Buena Vista, FL	24,781,165	(d)	—
Marriott Residence Inn	Evansville, IN	7,219,031	(d)	—
Sea Turtle	Altantic Beach, FL	22,762,048	(f)	—
Sheraton Bucks County	Langhorne, PA	15,754,515	(d)	—
Hyatt Regency Orange County	Anaheim, CA	80,986,928	(e)	—

Total		$415,633,111		$82,520,984

(a)	Represents collateral for the $16.0 million mortgage note payable outstanding at December 31, 2003.

(b)	Represents collateral for the $27.8 million mortgage note payable outstanding at December 31, 2003.

(c)	Represents collateral for the $6.4 million mortgage note payable outstanding at December 31, 2003.

(d)	Represents collateral for the $210.0 million term loan outstanding at December 31, 2004.

(e)	Represents collateral for the $60.0 million credit facility outstanding at December 31, 2004.

(f)	Represents collateral for the $15.5 million mortgage note payable outstanding at December 31, 2004.

(g)	Represents collateral for the $11.8 million mortgage note payable outstanding at December 31, 2004.

(h)	Represents collateral for the $7.0 million mortgage note payable outstanding at December 31, 2004.
      In addition to the above, the $45.6 million secured credit facility is secured by four mezzanine notes receivable totaling approximately $48.7 million as of December 31, 2004.
      If the Company violates covenants in any debt agreements, the Company could be required to repay all or a portion of its indebtedness before maturity at a time when the Company might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the Company being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under the Company’s current or future debt obligations could impair the Company’s planned business strategies by limiting the Company’s ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, the Company’s existing financial debt covenants primarily relate to maintaining a minimum debt coverage ratio at a certain property, maintaining an overall minimum net worth, and maintaining an overall minimum total assets.

9.	Derivative Instruments and Hedging Activities
      On September 2, 2004, the Company purchased a 6.0% LIBOR interest rate cap with a $210.0 million notional amount to limit its exposure to rising interest rates on $210.0 million of its floating-rate debt. To partially offset the cost of the purchased cap, the Company sold a 6.0% LIBOR interest rate cap with a $105.0 million notional amount with identical terms to the purchased cap. Both interest rate caps mature October 2, 2006. The Company has designated the net purchased option of $105.0 million as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.
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
      As of December 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes, and currently does not have any derivatives that are not designated as hedges.
      At December 31, 2004, derivatives with a fair value of approximately $712,000 were included in other assets, and derivatives with a fair value of approximately $90,000 were included in other liabilities. During the year ended December 31, 2004, the change in net unrealized gains/losses of approximately $555,000 for derivatives designated as cash flow hedges is separately disclosed as accumulated other comprehensive income in the consolidated statement of owners’ equity. During the year ended December 31, 2004, no hedge ineffectiveness was recognized.
      Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the year ended December 31, 2004, the change in net unrealized gains/losses on cash flow hedges reflects a reclassification of approximately $100,000 from accumulated other comprehensive income to an increase in interest expense. During the next twelve months, the Company estimates that approximately $421,000 will be reclassified from other comprehensive income existing at December 31, 2004, to a reduction to interest expense.

10.	Employee Stock Grants
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
      For the year ended December 31, 2004 and the period from inception through December 31, 2003, the Company recognized compensation expense of approximately $2.4 million and $864,000, respectively, related to these shares.

11.	Preferred Stock
      In accordance with the Company’s charter, the Company is authorized to issue a total of 50 million shares of preferred stock, which includes both Series A cumulative preferred stock and Series B cumulative convertible redeemable preferred stock.
      Series A Cumulative Preferred Stock — On September 22, 2004, the Company issued 2,300,000 shares of 8.55% Series A Cumulative Preferred Stock at $25 per share, which generated gross proceeds of approximately $57.5 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $55.0 million.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Series A preferred stock has no maturity date, and the Company is not required to redeem the shares at any time. Prior to September 22, 2009, Series A preferred stock is not redeemable, except in certain limited circumstances relating to the ownership limitation necessary to preserve the Company’s qualification as a REIT. However, on and after September 22, 2009, Series A preferred stock will be redeemable at the Company’s option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. In general, the holders of Series A preferred stock have no voting rights.
      Series A preferred stock dividends are cumulative from the date of original issuance and are payable quarterly, when and as declared, commencing on January 18, 2005 at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). Dividends are payable on the 15th day of January, April, July, and October of each year, or if such day is not a business day, the next succeeding business day. For the year ended December 31, 2004, the Company accrued Series A preferred stock dividends payable of approximately $1.4 million.
      Series B Cumulative Convertible Redeemable Preferred Stock — On December 27, 2004, the Company entered into a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement for the sale of up to $75.0 million in Series B cumulative convertible redeemable preferred stock of the Company to a financial institution. Pursuant to the purchase agreement, the financial institution may purchase up to 5,162,000 shares of Series B-1 Preferred Stock of the Company and up to 2,285,865 shares of Series B-2 Preferred Stock of the Company, in each case at a per-share price of $10.07, which was determined using a 20-day average closing price calculated five business days prior to execution of the agreement. The two series of preferred stock are identical except with respect to voting rights and convertibility features and are referred to herein collectively as Series B Preferred Stock.
      Each share of Series B-1 Preferred Stock is convertible, at the option of the holder, at any time into the number of shares of common stock of the Company obtained by dividing $10.07 by the conversion price then in effect. The initial conversion price of the Class B-1 Preferred Stock is $10.07, subject to certain adjustments, as defined. Series B-2 Preferred Stock will automatically convert into Series B-1 Preferred Stock on a share-for-share basis immediately upon the earliest to occur of (i) approval of the stockholders of the Company as required by the applicable rules of the New York Stock Exchange or (ii) a determination by the board of directors of the Company that such stockholder vote is not required.
      Series B-1 Preferred Stock holders are entitled to vote, on an as-converted basis voting as a single class together with the holders of common stock, on all matters to be voted on by the Company’s stockholders. Series B-2 Preferred Stock holders have no voting rights.
      Series B Preferred Stock is redeemable for cash at the option of the Company at the liquidation preference, which is set at $10.07, after three years (or two years if certain criteria, as defined, are met). Series B Preferred Stock is redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur.
      The Series B preferred dividend for all such shares issued is set at the greater of $0.14 per share, or the prevailing common stock dividend plus, in the case of Series B-2 Preferred Stock, an additional dividend of $0.05015 per share beginning January 1, 2009, if (i) the conversion of Series B-2 Preferred Stock into Series B-1 Preferred Stock has not been completed and (ii) the price at which the common stock of the Company is then trading exceeds $10.07 per share.
      The $75.0 million preferred stock private placement is a two-stage transaction. The first tranche is for the sale of $20.0 million in Series B Preferred Stock. The initial $10.0 million funded on December 30, 2004, representing 993,049 shares of Series B-1 Preferred Stock, and the remaining $10.0 million will be available for disbursement by June 30, 2005. The second tranche is for the sale of $55.0 million in Series B Preferred Stock. Of the second tranche, $34.7 million can be funded, at the financial institution’s election, on June 30,

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
2005 if the Company has not given notice to the financial institution of its intent to sell $34.7 million of the second tranche by June 15, 2005. The remainder of the second tranche will be available for disbursement by December 23, 2005. Proceeds from the issuance of the initial 993,049 shares of Series B-1 Preferred Stock were used to partially fund a 21-property acquisition, which closed on March 16, 2005, and the Company will continue to sell preferred stock under this purchase agreement over time to fund general corporate purposes, new acquisitions, or debt repayment.
      For the year ended December 31, 2004, the Company accrued Series B preferred stock dividends payable of approximately $3,300.

12.	Income Taxes
      The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% its taxable income to its stockholders. The Company currently intends to adhere to these requirements and maintain its REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income as well as to federal income and excise taxes on its undistributed taxable income.
      For the year ended December 31, 2004 and the period from inception to December 31, 2003, the Company’s taxable REIT subsidiary recognized net book income of approximately $1.7 million and $83,000, respectively, and a provision for income taxes of approximately $658,000 and $142,000, respectively.
      The following table reconciles the provision for income taxes at statutory rates to the actual provision for income taxes recorded for the year ended December 31, 2004 and the period from inception to December 31, 2003:

	Year Ended	Period from
	December 31,	August 29, 2003 to
	2004	December 31, 2003

Provision for income taxes at 35% statutory rate	$584,099	$29,050
State income taxes, net of Federal benefit	96,543	5,007
Valuation allowance	(108,121)	108,121
Other	85,752	—

Provision for income taxes	$658,273	$142,178

      For the Predecessor, no provision for income taxes was recognized as each partner was individually responsible for reporting its respective share of partnership taxable income or loss.
      For the year ended December 31, 2004 and the period from inception to December 31, 2003, taxable loss for the REIT is projected to be approximately $970,000 and $818,000, respectively. The REIT is not subject to the distribution requirement for years with taxable losses.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 and 2003, the Company’s deferred tax asset and related valuation allowance consisted of the following:

	December 31,

	2004	2003

Allowance for doubtful accounts	$24,116	$9,523
Accrued expenses	376,817	98,598

Gross deferred tax asset	400,933	108,121
Valuation allowance	—	(108,121)

Net deferred tax asset	$400,933	$—

      At December 31, 2004, deferred tax assets are included in other assets. As of December 31, 2003, the Company had fully reserved its deferred tax asset due to its limited operational history.
      For the year ended December 31, 2004 and the period from inception through December 31, 2003, components of the provision for income taxes are as follows:

	Year Ended	Period from
	December 31,	August 29, 2003 to
	2004	December 31, 2003

Current:
Federal	$931,128	$137,171
State	128,078	5,007

Total current	1,059,206	142,178
Deferred:
Federal	(369,398)	—
State	(31,535)	—

Total deferred	(400,933)	—

Provision for income taxes	$658,273	$142,178

13.	Minority Interest
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
      As of December 31, 2004 and 2003, these units of limited partnership interest represent a 19.11% and 18.03% minority interest ownership, respectively. Beginning one year after issuance, each unit of limited partnership interest may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion. To date, no units of limited partnership interest have been redeemed.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions
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
      Under these agreements, the Company or its Predecessor incurred the following amounts during the year ended December 31, 2004, the period from inception to December 31, 2003, the period from January 1, 2003 to August 28, 2003, and the year ended December 31, 2002:

	The Company	The Company	The Predecessor	The Predecessor

		Period from	Period from
	Year Ended	August 29, 2003 to	January 1, 2003 to	Year Ended
	December 31, 2004	December 31, 2003	August 28, 2003	December 31, 2002

Management fees(a)	$3,395,106	$651,480	$718,408	$1,059,867
Market service and project management fees	1,237,358	—	55,266	122,734
Special Limited Partner fees(b)	—	—	506,307	658,925
Other reimbursements	799,837	217,298	356,612	491,032

Total	$5,432,301	$868,778	$1,636,593	$2,332,558

(a)	For year ended December 31, 2004 and the period from inception to December 31, 2003, the above table includes management fees of approximately $975,000 and $25,000, respectively, related to third party managers who are not related parties. As of December 31, 2004, these third parties manage 19 of the Company’s 33 hotels. For the year ended December 31, 2004 and the period from inception to December 31, 2003, the Company also incurred incentive fees to related parties of approximately $438,000 and $0, respectively, which are included in indirect hotel operating expenses.

(b)	Upon formation of the Company on August 29, 2003 and related redemption of the Company’s interest in its Special Limited Partner, the Special Limited Partner fee ceased to exist.
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
      In addition to the above, these affiliates also pay for certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, and travel. Such charges are allocated to the Company based on various methodologies, including headcount, office space, usage, and actual amounts incurred. For the year ended December 31, 2004 and the period from inception to December 31, 2003, such

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
costs were approximately $809,000 and $833,000, respectively, which are reimbursed by the Company monthly.
      During the period from inception to December 31, 2003, these affiliates also paid approximately $55,000 in fees associated with the Company’s initial public offering and $500,000 related to an earnest money deposit on an acquisition, which were reimbursed by the Company prior to December 31, 2003.
      In addition, the Company agreed to indemnify certain affiliates, including the Company’s Chief Executive Officer and Director and the Company’s Chairman, who contributed properties in connection with the Company’s initial public offering in exchange for operating partnership units against the income tax that such affiliates may incur if the Company disposes of one of these properties.
      On October 16, 2003, the Company exercised its option to reassign its rights under its eight asset management and consulting contracts back to one of these affiliates until January 1, 2004 in order to meet REIT eligible-income thresholds in 2003. As a result, the Company forewent related asset management fee income over this period of approximately $250,000. However, the related guarantee of payment associated with these fees, which are $1.2 million annually for five years, was extended for a like period.
      In May 2004, the Company engaged a financial services firm to act as a financial advisor in obtaining permanent financing related to various hotel properties. A Company board member is an employee and principal of this firm, and the engagement of such firm was approved by the Company’s board of directors. In September 2004, the Company paid the financial services firm approximately $707,000 related to this agreement.

15.	Commitments and Contingencies
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
      For the year ended December 31, 2004 and for the period from inception to December 31, 2003, the Company incurred franchise fees of approximately $6.7 million and $1.3 million, respectively. For the period from January 1, 2003 to August 28, 2003 and for the year ended December 31, 2002, the Predecessor incurred franchise fees of approximately $1.6 million and $2.2 million, respectively. Franchise fees are included in indirect operating expenses in the accompanying consolidated and combined statements of operations.
      Management Fees — Under the existing management agreements, the Company is obligated to pay a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues, or in some cases just 3% of gross revenues, as well as an annual incentive management fee, if applicable, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire beginning in 2006 through 2022, with renewal options on those related

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
to affiliates of up to twenty-five additional years. In addition, if the Company terminates a management agreement on one of the initial properties prior to its expiration due to sale of the property, the Company may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement on one of the hotels acquired after the Company’s formation, or on one of the initial properties for reasons other than sale of the property, the Company may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel.
      Leases — The Company has entered into noncancelable operating leases related to certain equipment, land, and facilities, which expire between 2005 and 2020, including a land lease and an air lease, each related to one hotel property. The air lease is subject to base rent plus contingent rent based on the related property’s net operating income. For the year ended December 31, 2004 and for the period from inception to December 31, 2003, the Company recognized total rent expense of approximately $615,000 and $164,000, respectively. For the period from January 1, 2003 to August 28, 2003 and for the year ended December 31, 2002, the Predecessor recognized total rent expense of approximately $150,000 and $203,000, respectively. The Company also owns equipment acquired under capital leases, included in Investment in Hotel Properties, which expire between 2006 and 2007, and have interest rates ranging between 10.0% and 10.3%.
      As of December 31, 2004, future minimum annual commitments for noncancelable lease agreements are as follows:

	Operating	Capital
	Leases	Leases

2005	$591,591	$156,197
2006	499,593	153,481
2007	456,483	38,756
2008	413,891	—
2009	409,106	—
Thereafter	13,343,864	—

Total future minimum lease payments	$15,714,528	$348,434

Less amounts representing interest		35,850

Present value of future minimum lease payments		$312,584

      As of December 31, 2004 and 2003, assets acquired under capital leases consist of the following:

	December 31,

	2004	2003

Assets under capital leases	$694,179	$832,839
Accumulated depreciation	(378,764)	(299,278)

Assets under capital leases, net	$315,415	$533,561

      At December 31, 2004 and 2003, the Company also had capital commitments of approximately $2.6 million and $355,000, respectively, related to general capital improvements.
      Common Stock Dividends — On March 15, 2004, the Company declared a cash dividend of approximately $1.9 million, or $0.06 per diluted share, for common shareholders and units of limited partnership of record on March 31, 2004, which was paid April 15, 2004. On June 16, 2004, the Company declared a cash dividend of approximately $3.2 million, or $0.10 per diluted share, for common shareholders and units of

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
limited partnership of record on June 30, 2004, which was paid July 15, 2004. On September 13, 2004, the Company declared a cash dividend of approximately $4.5 million, or $0.14 per diluted share, for common shareholders and units of limited partnership of record on September 30, 2004, which was paid October 15, 2004. On December 15, 2004, the Company declared a cash dividend of approximately $4.8 million, or $0.15 per diluted share, for common shareholders and units of limited partnership of record on December 31, 2004, which was paid January 18, 2005.
      Series A Preferred Stock Dividends — On December 17, 2004, the Company declared a cash dividend of approximately $1.4 million, or $0.5878 per diluted share, for Series A preferred shareholders of record on December 31, 2004, which was paid January 18, 2005.
      Series B Preferred Stock Dividends — The dividend is set at the greater of $0.14 per share or the prevailing common stock dividend, plus, in the case of the Series B-2 Preferred Stock, an additional dividend of $0.05015 per share beginning January 1, 2009, if (i) the conversion of the Series B-2 Preferred Stock into Series B-1 Preferred Stock has not been completed and (ii) the price at which the common stock of the Company is then trading exceeds $10.07 per share.
      Future Equity Issuances — On December 27, 2004, the Company executed a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement for the sale of Series B cumulative convertible redeemable preferred stock of the Company to a financial institution. Pursuant to the purchase agreement and subsequent amendment, this financial institution has certain participation rights with respect to any sale of equity securities by the Company.
      Insurance Losses — During August and September of 2004, four hurricanes caused significant damage throughout Florida and neighboring states. As a result, the Company’s four properties in that region experienced varying levels of property damage and business interruption. On July 20, 2004, the Company’s Radisson Hotel in Covington, Kentucky, experienced a fire on one of its hotel floors. As a result, this hotel was subsequently closed for approximately three days due to lack of electrical power. Although the Company’s insurance covers both property damage and business-interruption losses, the Company is liable for uninsured losses below its deductibles. During the year ended December 31, 2004, the Company accrued approximately $160,000 related to property damage associated with these events, and estimates that it lost an additional $340,000 related to business interruption.
      Employment Agreements — The Company has entered into employment agreements with certain executive officers, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the board of directors. The agreements have varying terms expiring between December 31, 2006 and December 31, 2007, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.
      Employee Incentive Plan — Effective December 2003, the Company created an Employee Savings and Incentive Plan (“ESIP”), a nonqualified compensation plan that covers all employees who work at least 25 hours per week. The ESIP allows employees to contribute up to 100% of their compensation to various investment funds. The Company matches 25% of the first 10% each employee contributes. Employee contributions vest immediately, whereas Company contributions vest 25% annually. As of December 31, 2004 and 2003, the Company’s matching fund had investment assets and a related liability to participating employees of approximately $51,000 and $3,000, respectively. During the year ended December 31 2004, the Company incurred administrative fees associated with maintaining the ESIP of approximately $7,000. During the year ended December 31, 2003, the Company incurred nominal administrative fees associated with maintaining the ESIP.
      Acquisition Contingency — On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus a contingent component based on the 2004 performance of the four acquired hotels to be paid, if earned, no later than April 30, 2005. As of December 31,

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
2004, the Company had accrued approximately $86,000 related to this contingent payment based on its interpretation of the acquisition agreement. However, Day Hospitality Group has disputed this amount. Presently, the ultimate outcome of this dispute is not determinable.
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
      Taxes — Under tax indemnification agreements, the Company agreed for a period of ten years to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness in the amount of at least $16.0 million, which will allow the contributors of the initial properties to defer recognition of gain in connection with the contribution of the Las Vegas Embassy Suites hotel property as part of the Company’s formation. Additionally, the Company is prohibited from selling or transferring the Sea Turtle Inn hotel property in Atlantic Beach, Florida, until April 1, 2007 if, as a result, the former owner of the property would recognize gain for federal tax purposes. If the Company sells or transfers this property after April 1, 2007, but prior to April 1, 2009, and the sale or transfer results in the former owner having to recognize gain for federal tax purposes, the Company must pay $180,000 to the former owner. However, this amount will be reduced by $7,500 for each passing month from April 1, 2007 until April 1, 2009.

16.	Fair Value of Financial Instruments
      As of December 31, 2004 and 2003, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, amounts due from or to affiliates, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these financial instruments. As of December 31, 2004 and 2003, the carrying values of notes receivable, indebtedness, and capital leases payable approximates their fair values because the interest rates on these on these financial instruments are variable or approximate current interest rates charged on similar financial instruments.
      As of December 31, 2004, the Company’s $300.8 million debt portfolio consisted of approximately $279.0 million of outstanding variable-rate debt and approximately $21.8 million of outstanding of fixed-rate debt, with interest rates ranging from 7.08% to 7.25%. As discussed below, $105.0 million of the variable-rate debt was converted to fixed-rate debt via an interest rate swap. As of December 31, 2004, the Company owned approximately $79.7 million of variable-rate loans receivable.
      On September 2, 2004, the Company purchased a 6.0% LIBOR interest rate cap with a $210.0 million notional amount to limit its exposure to rising interest rates on $210.0 million of its floating-rate debt. To partially offset the cost of the purchased cap, the Company sold a 6.0% LIBOR interest rate cap with a $105.0 million notional amount with identical terms to the purchased cap. Hence, the Company owns a net interest rate cap with a $105.0 million notional amount. Both the purchased and sold interest rate caps mature October 2, 2006.
      On September 7, 2004, the Company entered into a $105.0 million stair-stepped interest rate swap agreement, at an average interest rate of 4.9% over the term of the swap, which matures March 1, 2007. The interest rate swap effectively converts the interest payments on $105.0 million of floating-rate debt to a fixed rate.
      At December 31, 2004, derivatives with a fair value of approximately $712,000 were included in other assets, and derivatives with a fair value of approximately $90,000 were included in other liabilities.
      Considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

17.	Supplemental Cash Flow Information
      For the year ended December 31, 2004 and for the period from inception to December 31, 2003, interest paid by the Company was approximately $9.6 million and $568,000, respectively. For the period from January 1, 2003 to August 28, 2003, and for the year ended December 31, 2002, interest paid by the Predecessor was approximately $4.1 million and $5.7 million, respectively.
      During the year ended December 31, 2004, the Company recorded the following non-cash transactions: a) on March 15, 2004, the Company issued 70,400 shares of restricted common stock to its executives and certain employees, b) on April 1, 2004, the Company assumed approximately $15.7 million in mortgage debt related to the acquisition of a hotel property, c) on April 1, 2004, the Company issued 106,675 units of limited partnership interest related to the acquisition of a hotel property, d) on May 17, 2004, the Company assumed approximately $6.8 million in mortgage debt related to the acquisition of a hotel property, e) on May 19, 2004, the Company issued 10,000 shares of common stock to its directors, f) on September 2, 2004, the Company issued 333,333 units of limited partnership interest related to the acquisition of nine hotel properties, g) on December 15, 2004, the Company declared a cash dividend of approximately $4.8 million, or $0.15 per diluted share, for common shareholders and units of limited partnership of record on December 31, 2004, which was paid January 18, 2005, and h) on December 17, 2004, the Company declared a cash dividend of approximately $1.4 million, or $0.5878 per diluted share, for Series A preferred shareholders of record on December 31, 2004, which was paid January 18, 2005.
      During the year ended December 31, 2003, in connection with the Company’s formation on August 29, 2003 and subsequent exercise of the underwriters’ over-allotment, the Company recorded non-cash transactions as follows: a) contribution of initial properties with an historical net book value of approximately $82.6 million, b) an approximate $8.1 million minority interest partial step-up to the historical net carrying values of its hotel properties resulting from the acquisition of unaffiliated minority interest partners, c) an approximate $3.3 million forgiveness of debt, d) an approximate $16.0 million assumption of debt from the Predecessor, and e) the issuance of 714,317 shares of restricted stock to Company executives, employees, affiliates, and directors. In connection with the Company’s acquisition of four hotel properties from Noble on November 24, 2003, the Company recorded a non-cash assumption of approximately $6.4 million in mortgage debt.

18.	Segments Reporting
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

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The Company does not allocate certain corporate-level accounts to its operating segments, including corporate general and administrative expenses, interest income, interest expense, provision for income taxes, and minority interest. For the year ended December 31, 2004, financial information related to the Company’s reportable segments was as follows:
For the Year Ended December 31, 2004:

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$109,375,617	$7,549,445	$—	$116,925,062
Operating expenses	79,528,150	—	—	79,528,150
Depreciation and amortization	10,767,785	—	—	10,767,785
Corporate general and administrative	—	—	11,854,944	11,854,944

Operating income (loss)	19,079,682	7,549,445	(11,854,944)	14,774,183
Interest income	—	—	335,495	335,495
Interest expense	—	—	(9,217,377)	(9,217,377)
Amortization of loan costs	—	—	(1,883,841)	(1,883,841)
Write-off of loan costs	—	—	(1,633,369)	(1,633,369)

Income (loss) before minority interest and provision for income taxes	19,079,682	7,549,445	(24,254,036)	2,375,091
Provision for income taxes	—	—	(658,273)	(658,273)
Minority interest	—	—	(297,611)	(297,611)

Net income (loss)	$19,079,682	$7,549,445	$(25,209,920)	$1,419,207

      For the year ended December 31, 2003, financial information related to the Company’s reportable segments was as follows:
For the Year Ended December 31, 2003:

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$42,168,601	$110,000	$—	$42,278,601
Operating expenses	32,767,868	—	—	32,767,868
Depreciation and amortization	4,932,676	—	—	4,932,676
Corporate general and administrative	—	—	4,002,950	4,002,950

Operating income (loss)	4,468,057	110,000	(4,002,950)	575,107
Interest income	—	—	289,133	289,133
Interest expense	—	—	(4,599,512)	(4,599,512)
Amortization of loan costs	—	—	(400,694)	(400,694)

Income (loss) before minority interest and provision for income taxes	4,468,057	110,000	(8,714,023)	(4,135,966)
Provision for income taxes	—	—	(142,178)	(142,178)
Minority interest	—	—	357,943	357,943

Net income (loss)	$4,468,057	$110,000	$(8,498,258)	$(3,920,201)

      As of December 31, 2004 and 2003, aside from the Company’s portfolio of mezzanine notes receivable of approximately $79.7 million and $10.0 million, respectively, all assets of the Company primarily relate to the

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
direct hotel investments segment. In addition, for the years ended December 31, 2004 and 2003, all capital expenditures incurred by the Company relate to the direct hotel investments segment.

19.	Business Combinations
      On October 8, 2003, the Company acquired five hotel properties from FelCor for approximately $50.0 million in cash. The accompanying consolidated financial statements include the results of FelCor since the date of acquisition. The purchase price was the result of an arms’ length negotiation. Annualized revenues of these five hotel properties are approximately $26.0 million. The Company used a portion of the proceeds from its IPO to fund the acquisition of these properties.
      On November 24, 2003, the Company acquired four hotel properties from Noble for approximately $33.9 million, which included approximately $27.5 million in cash and approximately $6.4 million in assumed mortgage debt. The accompanying consolidated financial statements include the results of Noble since the date of acquisition. The purchase price was the result of an arms’ length negotiation. Annualized revenues of these four hotel properties are approximately $9.1 million. The Company used a portion of the proceeds from its IPO to fund the acquisition of these properties.
      On March 24, 2004, the Company acquired a hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. (“Marriott Residence Inn”) for approximately $25.6 million in cash. The accompanying consolidated financial statements include the results of the acquired hotel since the date of acquisition. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $5.8 million. The Company used proceeds from borrowings to fund this acquisition.
      On April 1, 2004, the Company acquired a hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership (“Sea Turtle Inn”) for approximately $23.1 million, which consisted of approximately $6.3 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $1.1 million worth of limited partnership units, which equates to 106,675 units based on the market price of the Company’s common stock on the date of issuance. The accompanying consolidated financial statements include the results of the acquired hotel since the date of acquisition. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $9.1 million. The Company used proceeds from borrowings to fund this acquisition.
      On May 17, 2004, the Company acquired a hotel property in Baltimore, Maryland, from The Buccini/ Pollin Group (“SpringHill Suites”) for approximately $15.9 million, which consisted of approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt. The accompanying consolidated financial statements include the results of the acquired hotel since the date of acquisition. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $3.9 million. The Company used proceeds from borrowings to fund this acquisition.
      On July 7, 2004, the Company acquired a hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. (“Sheraton Bucks County”) for approximately $16.7 million in cash. The accompanying consolidated financial statements include the results of the acquired property since the date of acquisition. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $9.0 million, while the adjacent office building has one tenant with nominal operations. The Company used proceeds from borrowings to fund this acquisition.
      On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group (“Day”) for approximately $25.9 million in cash plus approximately $86,000 in additional cash to be paid no later than April 30, 2005 pursuant to a post-acquisition contingency. The accompanying consolidated financial statements include the results of the acquired hotels since the date of acquisition. The purchase price was the result of an arms’ length negotiation. Annualized revenues of these four hotel properties are approximately $7.8 million. The Company used proceeds from borrowings to fund the acquisition of these properties.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      On September 2, 2004, the Company acquired nine hotel properties from Dunn Hospitality Group (“Dunn”) for approximately $62.0 million, which consisted of approximately $59.0 million in cash and approximately $3.0 million worth of limited partnership units, which equates to 333,333 units based on the market price of the Company’s common stock on the date of issuance. The accompanying consolidated financial statements include the results of the acquired hotels since the date of acquisition. The purchase price was the result of an arms’ length negotiation. Annualized revenues of these nine hotel properties are approximately $20.1 million. The Company used proceeds from borrowings to fund the acquisition of these properties.
      On October 1, 2004, the Company acquired the Hyatt Orange County hotel in Anaheim, California, from Atrium Plaza, LLC (“Hyatt Orange County”) for approximately $81.0 million in cash, inclusive of the seller’s commitment to fund a $6.0 million renovation, which was completed in December 2004. The accompanying consolidated financial statements include the results of the acquired hotels since the date of acquisition. The purchase price was the result of an arms’ length negotiation. Annualized revenue of the acquired hotel is approximately $27.8 million. The Company used proceeds from borrowings and from the issuance of Series A preferred stock to fund this acquisition.
      In connection with these acquisitions, the Company did not assign any value to goodwill or other intangible assets. In addition, purchase price allocations related to certain 2004 acquisitions are preliminary subject to further internal review and third-party appraisals.
      For acquisitions completed during the year ended December 31, 2004, a condensed balance sheet showing the amounts assigned to each major asset or liability caption related to these acquisitions follows:
For Acquisitions Completed in 2004:

	Marriott		Spring Hill	Sheraton			Hyatt
	Residence Inn	Sea Turtle Inn	Suites	Bucks County	Day	Dunn	Orange County	Total

Investment in hotel properties	$25,441,897	$23,259,276	$16,167,608	$14,676,331	$25,668,508	$62,957,761	$81,594,713	$249,766,094
Restricted cash	—	300,398	—	332,185	334,641	—	—	967,224
Assets held for sale	—	—	—	2,881,912	—	—	—	2,881,912
Other assets	198,627	375,973	254,483	433,054	481,529	809,809	298,649	2,852,124

Total assets acquired	$25,640,524	$23,935,647	$16,422,091	$18,323,482	$26,484,678	$63,767,570	$81,893,362	$256,467,354

Indebtedness	$—	$15,674,577	$6,820,636	$—	$—	$—	$—	$22,495,213
Other liabilities	49,521	256,631	47,506	141,325	226,744	1,110,081	1,338,823	3,170,631

Total liabilities assumed	49,521	15,931,208	6,868,142	141,325	226,744	1,110,081	1,338,823	25,665,844
Minority interest	—	1,073,359	—	—	—	3,013,330	—	4,086,689
Cash paid, including closing costs	25,591,003	6,931,080	9,553,949	18,182,157	26,257,934	59,644,159	80,554,539	226,714,821

Total cash paid, liabilities assumed, and operating partnership units issued	$25,640,524	$23,935,647	$16,422,091	$18,323,482	$26,484,678	$63,767,570	$81,893,362	$256,467,354

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      For acquisitions completed during the year ended December 31, 2003, a condensed balance sheet showing the amounts assigned to each major asset or liability caption related to these acquisitions follows:
For Acquisitions Completed in 2003:

	FelCor	Noble	Total

Investment in hotel properties	$50,428,838	$34,195,857	$84,624,695
Cash and cash equivalents	36,755	—	36,755
Restricted cash	—	226,284	226,284
Other assets	933,895	302,464	1,236,359

Total assets acquired	$51,399,488	$34,724,605	$86,124,093

Indebtedness	$—	$6,418,634	6,418,634
Other liabilities	1,070,266	11,258	1,081,524

Total liabilities assumed	1,070,266	6,429,892	7,500,158
Cash paid, including closing costs	50,329,222	28,294,713	78,623,935

Total cash paid and liabilities assumed	$51,399,488	$34,724,605	$86,124,093

      The following unaudited pro forma statements of operations for the years ended December 31, 2004 and 2003 are based on the historical consolidated and combined financial statements of the Company and/or its Predecessor and adjusted to give effect to a) the completion of the Company’s formation transactions and its initial public offering on August 29, 2003, b) the acquisition of FelCor on October 8, 2003, c) the acquisition of Noble on November 24, 2003, d) the acquisitions of Marriott Residence Inn, Sea Turtle Inn, SpringHill Suites, and Sheraton Bucks County, which closed on March 24, 2004, April 2, 2004, May 17, 2004, and July 7, 2004, respectively, e) the acquisition of Day on July 23, 2004, f) the acquisition of Dunn on September 2, 2004, and the related interest expense associated with the $210.0 million term loan, net of debt reductions, which also closed September 2, 2004, g) the acquisition of Hyatt Orange County on October 1, 2004, h) additional interest expense associated with the $6.4 million mortgage note payable assumed on November 24, 2003, the $27.8 million mortgage note payable executed on December 24, 2003, the $60.0 million credit facility executed on February 5, 2004, the $15.7 million mortgage note payable assumed on April 1, 2004, the $6.8 million mortgage note payable assumed on May 17, 2004, the $9.7 million mortgage note payable executed on July 7, 2004, the $19.6 million mortgage note payable executed on July 23, 2004, and the $15.0 million credit facility draw executed on October 1, 2004, and i) the issuance of Series A

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
preferred stock on September 22, 2004, and the related dividends associated with such preferred stock, as if these transactions occurred at the beginning of the periods presented.

		The
		Company &
	The Company	Predecessor

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

	(Unaudited)	(Unaudited)
Total revenues	$166,171,798	$152,530,803
Operating expenses	144,254,147	140,633,141

Operating income	21,917,651	11,897,662
Interest income	335,495	289,133

Interest expense and amortization of loan costs	(17,944,973)	(13,871,090)
Write-off of loan costs	(1,633,369)	—

Income (loss) before minority interest and benefit from income taxes	2,674,804	(1,684,295)

Benefit from income taxes	3,221,706	—
Minority interest	(1,126,823)	321,869

Net income (loss)	4,769,687	(1,362,426)

Preferred dividends	(4,916,250)	(4,916,250)

Net loss available to common shareholders	$(146,563)	$(6,278,676)

Net loss per share available to common shareholders:
Basic and Diluted	$(0.01)	$(0.25)

Weighted average shares outstanding:
Basic and Diluted	25,293,969	25,293,969

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

20.	Selected Quarterly Financial Data (Unaudited)
      Selected quarterly financial data for the Company and/or its Predecessor for the years ended December 31, 2004 and 2003 is below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Total revenue
2004	$19,311,622	$25,833,777	$31,336,422	$40,443,241	$116,925,062

2003	$8,532,756	$9,325,645	$9,550,555	$14,869,645	$42,278,601

Total operating expenses
2004	$17,864,774	$21,746,609	$27,457,738	$35,081,758	$102,150,879

2003	$7,854,209	$8,401,970	$9,264,492	$16,182,823	$41,703,494

Operating income (loss)
2004	$1,446,848	$4,087,168	$3,878,684	$5,361,483	$14,774,183

2003	$678,547	$923,675	$286,063	$(1,313,178)	$575,107

Net income (loss)
2004	$554,378	$1,694,188	$(1,390,527)	$561,168	$1,419,207

2003	$(816,253)	$(580,542)	$(1,194,245)	$(1,329,161)	$(3,920,201)

Net income (loss) available to common shareholders
2004	$554,378	$1,694,188	$(1,390,527)	$(794,082)	$63,957

2003	$(816,253)	$(580,542)	$(1,194,245)	$(1,329,161)	$(3,920,201)

2004 net income (loss) per share available to common shareholders
Basic and Diluted	$0.02	$0.07	$(0.06)	$(0.03)	$—

2003 net loss per share applicable to common shareholders — basic and diluted:
For the period from inception through September 30, 2003				$(0.01)

For the quarter ended December 31, 2003				$(0.05)

21.	Subsequent Events (unaudited)
      On July 7, 2004, the Company acquired a hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. At the time of the acquisition, the Company planned to sell the office building, which had one tenant and nominal operations. The Company allocated approximately $2.9 million of the purchase price to the office building. On January 19, 2005, the Company sold the office building for approximately $2.9 million, which is net of nominal closing costs.
      On January 20, 2005, in a follow-on public offering, the Company issued 10,350,000 shares of its common stock at $9.62 per share, which generated gross proceeds of approximately $99.6 million. However, the

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $94.3 million. The 10,350,000 shares issued include 1,350,000 shares sold pursuant to an over-allotment option granted to the underwriters. Of the net proceeds, a portion was used to partially fund the $35.0 million cash portion of the purchase price associated with the acquisition of twenty-one hotel properties, which was closed on March 16, 2005. The net proceeds were also used for the repayment of approximately $14.7 million of the mortgage debt assumed in the acquisition, repayment of the outstanding $17.8 million balance on the $60.0 million credit facility, due August 17, 2007, repayment of the $15.5 million mortgage note payable, due December 31, 2005, repayment of the $7.0 mortgage note payable, due July 31, 2007, and general corporate purposes.
      Pursuant to the Company’s Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement and subsequent amendment, a financial institution has certain participation rights with respect to any sale of equity securities by the Company. Based on these participation rights and the follow-on offering discussed above, the financial institution has the option to purchase up to 2,070,000 shares of the Company’s common stock for $9.139 per share, the issuance of which would occur on November 1, 2005. If the financial institution has not exercised its option, the Company, at its option, may cause the financial institution to purchase the 2,070,000 shares for $9.139 per share on November 1, 2005, or on an earlier date provided the Company has sold all of the Series B preferred stock to the financial institution in accordance with the terms of the purchase agreement.
      On January 30, 2005, the Company’s Sheraton hotel in Philadelphia, Pennsylvania, experienced a fire that resulted in extensive water damage to several of its floors. The entire hotel was subsequently closed for two weeks, and approximately half of the hotel remains temporarily closed. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of this fire. The Company currently estimates its property damage and business-interruption losses at approximately $1.0 million and $250,000, respectively. The Company’s insurance deductible related to this incident is $25,000.
      On February 8, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, with an interest rate of LIBOR plus 9.13%, maturing February 2007 with three one-year extension options, with interest-only payments through maturity, prepayment prohibited through September 2006, and a prepayment penalty imposed between September 2006 and maturity.
      On March 9, 2005, the Company announced it will be acquiring the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million in cash. In addition, the Company plans an additional $2.5 million for future capital improvements. The purchase price was the result of an arms’ length negotiation. Annualized revenues of this hotel property are approximately $7.7 million. The Company plans to utilize cash from borrowings or cash from its follow-on public offering to fund this acquisition. The acquisition is expected to close in late March 2005.
      On March 9, 2005, the Company declared a cash dividend of $0.16 per diluted share for common shareholders and units of limited partnership of record on March 31, 2005, payable April 15, 2005.
      On March 15, 2005, the Company declared a cash dividend of $0.53 per diluted share for Series A preferred shareholders of record on March 31, 2005, payable April 15, 2005.
      On March 16, 2005, the Company acquired twenty-one hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million plus certain closing costs. The selling entities are collectively referred to as FGSB. The $250 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units based on the average

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
market price of the Company’s common stock for the 20-day period ending five business days before signing a definitive agreement to acquire these properties on December 23, 2004. Company management received their net consideration for the acquisition in the form of limited partnership units, whereas the third parties received 50% of their consideration in limited partnership units and 50% in cash. Annualized revenues of these twenty-one hotel properties are approximately $114.9 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. Since that time, the Company has secured contracts for the sale of two of the properties and letters of intent related to the sale of the other six properties. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock, from its follow-on public offering, and from a $15.0 million draw on its $60.0 million credit facility on March 16, 2005 to fund the acquisition of these properties. Regarding this acquisition, the Company’s Board of Directors formed a Special Committee solely comprised of independent directors to evaluate this transaction. The Special Committee retained independent advisors and to review, evaluate, and negotiate the transaction, which the Special Committee unanimously approved. The Special Committee will be paid $195,000 related to their services.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

COLUMN A		COLUMN B	COLUMN C		COLUMN D

					Costs Capitalized Since
			Initial Cost		Acquisition

				FF&E,		FF&E,
				Buildings and		Buildings and
Hotel Property	Location	Encumbrances	Land	Improvements	Land	Improvements

Embassy Suites	Austin, TX	$8,694,000	$1,200,000	$11,530,843	200,966	2,234,801
Embassy Suites	Dallas, TX	8,403,000	1,871,445	10,960,080	244,145	1,980,351
Embassy Suites	Herndon, VA	17,400,000	1,298,023	11,774,941	281,556	2,833,067
Embassy Suites	Las Vegas, NV	23,000,000	3,299,935	20,055,302	403,814	2,811,277
Embassy Suites	Phoenix, AZ	12,000,000	1,790,609	13,206,621	—	2,236,256
Embassy Suites	Syracuse, NY	12,225,000	2,839,268	10,958,507	—	2,797,661
Embassy Suites	Flagstaff, AZ	5,402,000	1,267,216	4,872,590	—	959,813
Radisson Hotel	Covington, KY	—	2,095,200	10,019,994	1,686	1,054,562
Radisson Hotel	Holtsville, NY	6,987,000	5,744,752	17,013,635	12,774	2,742,104
Doubletree Guest Suites	Columbus, OH	4,773,000	—	9,662,645	—	925,600
Doubletree Guest Suites	Dayton, OH	2,782,000	968,278	4,869,570	—	1,036,168
Hilton Garden Inn	Jacksonville, FL	6,296,373	1,750,671	9,920,469	—	172,953
Homewood Suites	Mobile, AL	6,675,000	1,333,977	7,559,205	—	334,110
Hampton Inn	Lawrenceville, GA	2,764,045	697,198	3,950,791	—	267,147
Hampton Inn	Evansville, IN	5,175,000	815,291	6,079,731	—	462,543
Hampton Inn	Terre Haute, IN	6,525,000	279,412	8,160,484	—	144,292
Hampton Inn	Horse Cave, KY	1,650,000	152,059	2,232,131	—	116,297
Hampton Inn	Buford, GA	5,250,000	1,142,307	5,379,612	—	—
SpringHill Suites by Marriott	Jacksonville, FL	6,734,000	1,347,532	7,636,014	—	162,685
SpringHill Suites by Marriott	Baltimore, MD	11,839,025	2,501,627	13,665,981	—	32,996
SpringHill Suites by Marriott	Kennesaw, GA	3,853,853	1,129,103	5,312,142	—	45,015
SpringHill Suites by Marriott	Buford, GA	5,325,000	1,122,224	6,422,506	—	16,715
Fairfield Inn & Suites	Kennesaw, GA	3,101,147	818,903	4,375,495	—	—
Fairfield Inn by Marriott	Evansville, IN	3,300,000	681,296	3,532,076	—	71,535
Fairfield Inn by Marriott	Princeton, IN	1,050,000	62,351	1,148,482	—	30,475
Courtyard by Marriott	Bloomington, IN	9,225,000	409,916	11,521,021	—	134,161
Courtyard by Marriott	Columbus, IN	4,875,000	898,132	4,934,204	—	24,924
Courtyard by Marriott	Louisville, KY	11,850,000	1,113,974	13,694,019	42	15,026
Marriott Residence Inn	Lake Buena Vista, FL	18,425,000	2,554,913	22,886,984	—	137,060
Marriott Residence Inn	Evansville, IN	5,175,000	553,519	6,687,099	—	58,240
Sea Turtle	Altantic Beach, FL	15,498,080	5,814,819	17,440,245	—	192,903
Sheraton Bucks County	Langhorne, PA	17,100,000	2,033,180	12,599,966	—	1,304,230
Hyatt Regency Orange County	Anaheim, CA	15,000,000	16,318,943	65,275,770	—	75,686

Totals		$268,352,523	$65,906,073	$365,339,155	$1,144,983	$25,410,650

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I

		Gross Carrying Amount at Close of Period
								Depreciable Life
			FF&E, Buildings		Accumulated	Construction	Acquisition	in Latest
Hotel Property	Location	Land	and Improvements	Total	Depreciation	Date	Date	Income Statement

Embassy Suites	Austin, TX	$1,400,966	$13,765,644	$15,166,610	$3,882,830	August 1998		(1),(2),(3),(4)
Embassy Suites	Dallas, TX	2,115,590	12,940,431	15,056,021	4,102,768	December 1998		(1),(2),(3),(4)
Embassy Suites	Herndon, VA	1,579,579	14,608,008	16,187,587	3,907,604	December 1998		(1),(2),(3),(4)
Embassy Suites	Las Vegas, NV	3,703,749	22,866,579	26,570,328	6,109,663	May 1999		(1),(2),(3),(4)
Embassy Suites	Phoenix, AZ	1,790,609	15,442,877	17,233,486	766,559		October 2003	(1),(2),(3),(4)
Embassy Suites	Syracuse, NY	2,839,268	13,756,168	16,595,436	780,433		October 2003	(1),(2),(3),(4)
Embassy Suites	Flagstaff, AZ	1,267,216	5,832,403	7,099,619	325,700		October 2003	(1),(2),(3),(4)
Radisson Hotel	Covington, KY	2,096,886	11,074,556	13,171,442	2,345,428		November 2000	(1),(2),(3),(4)
Radisson Hotel	Holtsville, NY	5,757,526	19,755,739	25,513,265	3,278,515		January 2001	(1),(2),(3),(4)
Doubletree Guest Suites	Columbus, OH	—	10,588,245	10,588,245	577,969		October 2003	(1),(2),(3),(4)
Doubletree Guest Suites	Dayton, OH	968,278	5,905,738	6,874,016	327,941		October 2003	(1),(2),(3),(4)
Hilton Garden Inn	Jacksonville, FL	1,750,671	10,093,422	11,844,093	444,431		November 2003	(1),(2),(3),(4)
Homewood Suites	Mobile, AL	1,333,977	7,893,315	9,227,292	296,148		November 2003	(1),(2),(3),(4)
Hampton Inn	Lawrenceville, GA	697,198	4,217,938	4,915,136	160,706		November 2003	(1),(2),(3),(4)
Hampton Inn	Evansville, IN	815,291	6,542,274	7,357,565	84,750		September 2004	(1),(2),(3),(4)
Hampton Inn	Terre Haute, IN	279,412	8,304,776	8,584,187	110,440		September 2004	(1),(2),(3),(4)
Hampton Inn	Horse Cave, KY	152,059	2,348,428	2,500,487	37,866		September 2004	(1),(2),(3),(4)
Hampton Inn	Buford, GA	1,142,307	5,379,612	6,521,919	72,540		July 2004	(1),(2),(3),(4)
SpringHill Suites by Marriott	Jacksonville, FL	1,347,532	7,798,699	9,146,231	328,313		November 2003	(1),(2),(3),(4)
SpringHill Suites by Marriott	Baltimore, MD	2,501,627	13,698,976	16,200,603	272,520		May 2004	(1),(2),(3),(4)
SpringHill Suites by Marriott	Kennesaw, GA	1,129,103	5,357,157	6,486,260	80,482		July 2004	(1),(2),(3),(4)
SpringHill Suites by Marriott	Buford, GA	1,122,224	6,439,220	7,561,444	101,574		July 2004	(1),(2),(3),(4)
Fairfield Inn & Suites	Kennesaw, GA	818,903	4,375,495	5,194,398	55,870		July 2004	(1),(2),(3),(4)
Fairfield Inn by Marriott	Evansville, IN	681,296	3,603,611	4,284,908	40,152		September 2004	(1),(2),(3),(4)
Fairfield Inn by Marriott	Princeton, IN	62,351	1,178,957	1,241,308	19,984		September 2004	(1),(2),(3),(4)
Courtyard by Marriott	Bloomington, IN	409,916	11,655,182	12,065,098	115,826		September 2004	(1),(2),(3),(4)
Courtyard by Marriott	Columbus, IN	898,132	4,959,128	5,857,260	63,166		September 2004	(1),(2),(3),(4)
Courtyard by Marriott	Louisville, KY	1,114,015	13,709,045	14,823,060	221,689		September 2004	(1),(2),(3),(4)
Marriott Residence Inn	Lake Buena Vista, FL	2,554,913	23,024,044	25,578,957	797,792		March 2004	(1),(2),(3),(4)
Marriott Residence Inn	Evansville, IN	553,519	6,745,339	7,298,857	79,826		September 2004	(1),(2),(3),(4)
Sea Turtle	Altantic Beach, FL	5,814,819	17,633,148	23,447,967	685,919		April 2004	(1),(2),(3),(4)
Sheraton Bucks County	Langhorne, PA	2,033,180	13,904,196	15,937,376	182,861		July 2004	(1),(2),(3),(4)
Hyatt Regency Orange County	Anaheim, CA	16,318,943	65,351,456	81,670,399	683,471		October 2004	(1),(2),(3),(4)

Totals		$67,051,056	$390,749,805	$457,800,861	$31,341,735

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 15 years.

(3)	Estimated useful life for furniture and fixtures is 5 years.

(4)	Estimated useful life for computer hardware and software is 3 years.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

	Year Ended December 31,

	2004	2003	2002

	(The Company)	(Company &	(The Predecessor)
		Predecessor)
Investment in Real Estate:
Beginning Balance	$194,421,063	$101,137,138	$100,057,314
Additions(a)	263,379,798	93,283,925	1,079,824
Disposals	—	—	—

Ending Balance	$457,800,861	$194,421,063	$101,137,138

Accumulated Depreciation:
Beginning Balance	$20,741,036	$15,890,337	$11,183,236
Depreciation expense	10,600,699	4,850,699	4,707,101
Disposals	—	—	—

Ending Balance	$31,341,735	$20,741,036	$15,890,337

Investment in Real Estate, net	$426,459,126	$173,680,027	$85,246,801

(a)	In 2003, additions include a minority interest partial step-up of approximately $8.1 million to the historical net carrying values of four hotel properties as a result of the Company acquiring minority interest from unaffiliated parties.