Form 10-Q
period 2005-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2005-05-06
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From __________to __________.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2005

Common Stock, $0.01 par value per share	41,714,947

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I: FINANCIAL INFORMATION (Unaudited)

ITEM I: FINANCIAL STATEMENTS

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Investment in hotel properties, net	$656,508	$427,005
Cash and cash equivalents	41,435	47,109
Restricted cash	24,918	14,059
Accounts receivable, net of allowance of $70 and $61, respectively	14,683	5,463
Inventories	1,257	612
Assets held for sale	36,723	2,882
Notes receivable	81,494	79,661
Deferred costs, net	11,123	9,390
Prepaid expenses	4,967	2,639
Other assets	5,181	6,677
Due from affiliates	591	448

Total assets	$878,880	$595,945

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$427,387	$300,754
Capital leases payable	789	313
Accounts payable	14,849	8,980
Accrued expenses	16,424	9,340
Other liabilities	15	90
Dividends payable	9,008	6,141
Deferred income	408	401
Due to affiliates	3,233	1,907

Total liabilities	472,113	327,926

Commitments and contingencies (see Note 13)
Minority interest	88,162	39,347
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 993,049 issued and outstanding at March 31, 2005 and December 31, 2004	9,737	9,980

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at March 31, 2005 and December 31, 2004	23	23
Common stock, $0.01 par value, 200,000,000 shares authorized, 36,532,847 and 25,810,447 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	365	258
Additional paid-in capital	333,000	234,993
Unearned compensation	(7,101)	(3,959)
Accumulated other comprehensive income	1,540	554
Accumulated deficit	(18,959)	(13,177)

Total owners’ equity	308,868	218,692

Total liabilities and owners’ equity	$878,880	$595,945

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
REVENUE
Rooms	$36,612	$15,461
Food and beverage	7,573	2,111
Other	1,889	576

Total hotel revenue	46,074	18,148

Interest income from notes receivable	2,548	844
Asset management fees from related parties (see Note 12)	338	320

Total Revenue	48,960	19,312

EXPENSES
Hotel operating expenses
Rooms	8,138	3,546
Food and beverage	5,666	1,538
Other direct	850	357
Indirect	14,051	6,386
Management fees, including related parties (see Note 12)	1,457	581

Total hotel expenses	30,162	12,408

Property taxes, insurance, and other	2,573	1,187
Depreciation and amortization	4,291	1,762
Corporate general and administrative:
Stock-based compensation	620	596
Other corporate and administrative	2,680	1,912

Total Operating Expenses	40,326	17,865

OPERATING INCOME	8,634	1,447

Interest income	277	92
Interest expense	(4,024)	(773)
Amortization of loan costs	(948)	(90)
Write-off of loan costs	(151)	—
Loss on debt extinguishment	(2,257)	—

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,531	676

Benefit from income taxes	242	—
Minority interest	(304)	(122)

INCOME FROM CONTINUING OPERATIONS	1,469	554

Discontinued Operations:
Loss from discontinued operations	(18)	—
Income taxes	—	—

Loss from discontinued operations, net	(18)	—

NET INCOME	1,451	554
Preferred dividends	1,388	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$63	$554

Basic and Diluted:
Income From Continuing Operations Per Share Available To Common Shareholders	$0.00	$0.02

Loss From Discontinued Operations Per Share	$0.00	$0.00

Net Income Per Share Available To Common Shareholders	$0.00	$0.02

Weighted Average Common Shares Outstanding	33,449,674	25,024,246

See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.

Consolidated Statement of Owners’ Equity
For The Three Months Ended March 31, 2005
(Unaudited)
(In Thousands, Except Per Share Amounts)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income	Deficit	Total
Balance at December 31, 2004	2,300	$23	25,810	$258	$234,993	$(3,959)	$554	$(13,177)	$218,692

Amortization of Unearned Compensation	—	—	—	—	—	597	—	—	597

Issuance of Common Shares in Follow-On Public Offering	—	—	10,350	103	94,272	—	—	—	94,375

Issuance of Restricted Common Shares to Employees	—	—	372	4	3,735	(3,739)	—	—	—

Dividends Declared — Common Shares	—	—	—	—	—	—	—	(5,845)	(5,845)

Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(1,229)	(1,229)

Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	(159)	(159)

Net Unrealized Gain on Derivative Instruments	—	—	—	—	—	—	986	—	986

Net Income	—	—	—	—	—	—	—	1,451	1,451

Balance at March 31, 2005	2,300	$23	36,532	$365	$333,000	$(7,101)	$1,540	$(18,959)	$308,868

Net Unrealized Gain on Derivative Instruments for the Three Months Ended March 31, 2005							$986

Net Income for the Three Months Ended March 31, 2005							1,451

Comprehensive Income for the Three Months Ended March 31, 2005							$2,437

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$1,451	$554
Adjustments to reconcile net income to net cash flow provided by operations:
Depreciation and amortization	4,291	1,762
Amortization of loan costs	948	90
Write-off of loan costs	151	—
Amortization of stock-based compensation	620	596
Minority interest	299	122
Changes in assets and liabilities:
Accounts receivable and inventories	(5,724)	(1,160)
Prepaids, other assets, and due from affiliates	5,462	(2,013)
Restricted cash	804	(536)
Other liabilities	1,481	2,243

Net cash flow provided by operating activities	9,783	1,658

Cash flows from investing activities:
Acquisitions or originations of notes receivable	(8,051)	(61,600)
Proceeds from payments of notes receivable	6,218	—
Acquisitions of hotel properties	(54,787)	(25,576)
Proceeds from sale of office building	2,872	—
Improvements and additions to hotel properties	(4,525)	(1,537)

Net cash flow used in investing activities	(58,273)	(88,713)

Cash flows from financing activities:
Dividends paid	(6,142)	—
Borrowings on indebtedness and capital leases	35,000	49,800
Payments on indebtedness and capital leases	(78,216)	(64)
Payments of deferred financing costs	(1,958)	(1,853)
Proceeds received from follow-on public offering	94,375	—
Costs incurred related to Series B preferred stock sale	(243)	—

Net cash flow provided by financing activities	42,816	47,883

Net change in cash and cash equivalents	(5,674)	(39,172)
Cash and cash equivalents, beginning balance	47,109	76,254

Cash and cash equivalents, ending balance	$41,435	$37,082

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. Organization and Description of Business

Ashford Hospitality Trust, Inc. and subsidiaries (the “Company”) is a self-advised real estate investment trust (“REIT”), which commenced operations on August 29, 2003 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including the acquisition of six hotels (“initial properties”). The Company owns its lodging investments and conducts its business through Ashford Hospitality Limited Partnership, its operating partnership. Ashford OP General Partner LLC, its wholly-owned subsidiary, serves as the sole general partner of the Company’s operating partnership.

The Company has elected to be treated as a REIT for federal income tax purposes. Because of limitations imposed on REITs in operating hotel properties, the Company’s operating partnership leases its hotels to Ashford TRS Corporation (“Ashford TRS”), which is a wholly-owned subsidiary of the operating partnership and is treated as a taxable REIT subsidiary for federal income tax purposes. Ashford TRS then engages third-party hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P., or Remington Lodging, is the Company’s primary property manager and is wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of March 31, 2005, Remington Lodging managed 36 of the Company’s 55 hotel properties while unaffiliated management companies managed the remaining 19 hotel properties.

As of March 31, 2005, 36,532,847 common shares, 2,300,000 Series A preferred shares, 993,049 Series B preferred shares, and 11,092,075 units of limited partnership interest were outstanding. During the three months ended March 31, 2005, the Company completed the following transactions:

•	On January 20, 2005, the Company issued 10,350,000 shares of common stock in a follow-on public offering.

•	On March 16, 2005, the Company issued 4,994,150 units of limited partnership interest in connection with the acquisition of a 21-property hotel portfolio.

•	On March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executive officers and certain employees.

As of March 31, 2005, the Company owned 55 hotel properties in 17 states with 9,346 rooms, and had acquired or originated mezzanine or first-mortgage loans receivable with a balance at March 31, 2005 of approximately $81.5 million.

2. Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include certain information and disclosures required by GAAP for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, the operations of the Company’s hotels have historically been seasonal. This seasonality pattern causes fluctuations in the Company’s operating results. Consequently, operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2004, included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2005. The accounting policies used in preparing these consolidated financial statements are consistent with those described in such Form 10-K.

3. Significant Accounting Policies Summary

Principles of Consolidation – The Company’s consolidated financial statements include the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions among the consolidated entities have been eliminated in these consolidated financial statements.

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

Use of Estimates – The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Hotel Properties – The initial properties are stated at the predecessor’s historical cost, net of any impairment charges, plus approximately $8.1 million of minority interest partial step-up recorded upon the Company’s formation related to the acquisition of minority interest from unaffiliated parties associated with four of the initial properties. Hotel properties acquired subsequent to the Company’s formation are stated at cost. All improvements and additions which extend the useful life of hotel properties are capitalized.

Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In evaluating the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. If an asset were deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.

Depreciation and Amortization Expense — Depreciation expense is based on the estimated useful life of the Company’s assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) as well as the gain or loss on the potential sale of any of the Company’s hotels.

Restricted Cash — Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% of property revenue for certain hotels, as required by certain mortgage debt agreement restrictions and provisions.

Assets Held For Sale and Discontinued Operations — The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and within one year. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished, both operationally and financially, from the rest of the Company, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and the Company will not have any significant continuing involvement subsequent to the disposal. As of March 31, 2005, assets held for sale consists entirely of eight hotel properties that were acquired March 16, 2005 in connection with the acquisition of a 21-property portfolio. Consequently, no significant gain or loss is expected upon the sale of these properties.

Notes Receivable – The Company provides mezzanine and first-mortgage financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or fair value of collateral. If a loan were deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.

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

Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended March 31, 2005, the benefit from income taxes relates to the net loss associated with Ashford TRS.

Stock-based Compensation — The Company accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In connection with the Company’s formation, the Company established an Employee Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company has issued 1,157,117 shares of restricted common stock to its executives, directors, and certain employees of the Company and its affiliates and 10,000 shares of non-restricted common stock to its directors. Of the 1,157,117 restricted shares issued, 1,132,117 vest over three years and 25,000 vested over six months. Although the 10,000 non-restricted shares issued vested immediately, these shares represent compensation for the subsequent year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of March 31, 2005, no performance-based stock awards have been issued other than the restricted and non-restricted shares discussed above. Consequently, stock-based compensation as determined under the intrinsic-value method is the same under the fair-value method.

Earnings (Loss) Per Share - Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2005 and 2004 (in thousands, except share and per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
Net income available to common shareholders — basic	$63	$554
Remove minority interest	299	122
Add preferred dividends related to convertible preferred shares	159	—

Net income available to common shareholders — diluted	$521	$676

Weighted average common shares outstanding — basic	33,449,674	25,024,246
Weighted average units of limited partnership interest	6,930,283	5,657,917
Weighted average convertible preferred shares	993,049	—
Incremental diluted shares related to option to purchase common shares	159,593	—
Incremental diluted shares related to unvested restricted shares	332,417	186,093

Weighted average common shares outstanding — diluted	41,865,016	30,868,256

Net income per share available to common shareholders — basic	$0.00	$0.02

Net income per share available to common shareholders — diluted	$0.00	$0.02

For both the three months ended March 31, 2005 and 2004, diluted per share amounts related to income from continuing operations available to common shareholders, loss from discontinued operations, and net income available to common shareholders are anti-dilutive. Consequently, diluted per share amounts and diluted weighted average shares outstanding are the same as basic on the consolidated statements of operations for both periods.

Segments – The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.

4. Investment in Hotel Properties

Investment in Hotel Properties consists of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Land	$115,368	$67,047
Buildings and improvements	518,664	344,471
Furniture, fixtures, and equipment	58,125	46,885

Total cost	692,157	458,403
Accumulated depreciation	(35,649)	(31,398)

Investment in hotel properties, net	$656,508	$427,005

On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million. Eight of the 21 acquired hotel properties are included in assets held for sale on the consolidated balance sheet at March 31, 2005, as discussed below. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $210.6 million with the remainder of the purchase price related to working capital or assets held for sale.

On March 22, 2005, the Company acquired the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $18.6 million.

5. Discontinued Operations

On January 19, 2005, the Company sold an office building for approximately $2.9 million, which is net of nominal closing costs. The Company had acquired this office building, which had one tenant and nominal operations, on July 7, 2004, in connection with its acquisition of an adjacent hotel property in Philadelphia, Pennsylvania, for approximately $16.7 million in cash. At the time of the acquisition, the Company planned to sell the office building. Accordingly, the Company allocated approximately $2.9 million of the total purchase price to the office building, which is included in assets held for sale on the consolidated balance sheet at December 31, 2004. Consequently, no gain or loss was recognized on this sale.

On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of March 31, 2005, the Company had secured contracts or letters of intent related to the sale of all eight properties. The Company allocated approximately $36.7 million of the total purchase price to these eight hotel properties, and anticipates the subsequent sale of these properties will not result in significant gains or losses or adverse tax consequences. The carrying values of these eight hotels are included in assets held for sale on the consolidated balance sheet at March 31, 2005. However, such carrying values are preliminary and subject to further internal review, third-party appraisals, and finalization of related sales contracts.

For the three months ended March 31, 2005, financial information related to the Company’s eight hotel properties included in discontinued operations was as follows (in thousands):

Total revenues	$470

Operating expenses	487
Depreciation and amortization	6
Corporate general and administrative	—

Operating loss	(23)

Income taxes	—
Minority interest	5

Net loss	$(18)

6. Notes Receivable

Notes receivable consists of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
$10.0 million mezzanine loan secured by one hotel property, matures August 2006, at an interest rate of LIBOR plus 9% with a 2% LIBOR floor, with interest-only payments through August 2004 plus principal payments thereafter based on a twenty-five year amortization schedule	$9,887	$9,936
$15.0 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	15,000	15,000
$10.7 million mezzanine loan secured by six hotel properties, matures July 2005, at an interest rate of LIBOR plus 8.7% with a 2.5% LIBOR floor, with principal and interest payments due monthly based on a twenty-five year amortization schedule	10,744	16,913
$15.0 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	15,000	15,000
$6.8 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor (LIBOR plus 10% with 2% LIBOR floor pay rate with deferred interest through maturity), with interest-only payments through maturity	6,863	6,812
$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	11,000	11,000
$5.0 million mezzanine loan secured by one hotel property, matures October 2006, at an interest rate of LIBOR plus 11.35%, with interest-only payments through maturity	5,000	5,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	8,000	—

Total	$81,494	$79,661

On February 8, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, as shown in the above table, with an interest rate of LIBOR plus 9.13%, maturing February 2007 with three one-year extension options, with interest-only payments through maturity, prepayment prohibited through September 2006, and a prepayment penalty imposed between September 2006 and maturity.

During the three months ended March 31, 2005, the Company received payments of approximately $6.2 million related to a portion of a mezzanine loan receivable that was secured by eight hotel properties. As a result of these prepayments, the $16.9 million mezzanine loan receivable, secured by 14 hotel properties at December 31, 2004, became the $10.7 million mezzanine loan receivable, secured by six hotel properties at March 31, 2005.

In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity.

As of March 31, 2005, all notes receivable balances were current and no reserve for loan losses had been recorded.

7. Indebtedness

Indebtedness consists of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
$210.0 million term loan secured by 25 hotel properties, matures October 10, 2006, at varying interest rates averaging LIBOR plus 1.95%, with interest-only payments due monthly, with three one-year extension options	$210,000	$210,000
$60.0 million secured credit facility secured by two hotel properties, matures August 17, 2007, at an interest rate of LIBOR plus a range of 2.0% to 2.3% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.25% to 0.5% on the unused portion of the line payable quarterly, with two one-year extension options	35,000	17,764
$45.6 million secured credit facility secured by four mezzanine notes receivable totaling approximately $42.5 million, matures July 13, 2007, with no additional advances permitted in the final year, at an interest rate of LIBOR plus 6.25% with a 2% LIBOR floor, with interest-only payments due monthly through maturity, a commitment fee of 0.5% on the unused portion of the line after 180 days payable monthly, and an option to extend the revolving period by one year	28,882	32,402
Mortgage note payable secured by one hotel property, matures January 1, 2006, at an interest rate of 7.08%, with principal and interest payments due monthly of approximately $46,000 and a 1% mandatory exit fee	6,269	6,296
Mortgage note payable secured by one hotel property, matures December 31, 2005, at an interest rate of 7.25%, with principal and interest payments due monthly of approximately $114,000	—	15,498
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.4%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $53,000 by maturity	11,718	11,839
Mortgage note payable secured by two hotel properties, matures July 31, 2007, at an interest rate of LIBOR plus 3.5% with a 5% total floor, with interest-only payments due monthly plus principal payments of $25,000 due monthly beginning August 1, 2006, with two one-year extension options	—	6,955
Mortgage note payable secured by four hotel properties, matures October 11, 2022, with an optional prepayment date of October 11, 2009, at an interest rate of 8.76%, with principal and interest payments due monthly of approximately $156,000, and including a premium of approximately $2.3 million	19,227	—
Mortgage note payable secured by seven hotel properties, matures September 11, 2008, with an optional prepayment date of March 11, 2008, at an interest rate of 6.45%, with principal and interest payments due monthly of approximately $571,000, and including a premium of approximately $1.0 million	84,003	—
Mortgage note payable secured by four hotel properties, matures December 7, 2010, with an optional prepayment date of June 7, 2010, at an interest rate of 6.73%, with principal and interest payments due monthly of approximately $221,000, and including a premium of approximately $0.9 million	32,288	—

Total	$427,387	$300,754

At March 31, 2005 and December 31, 2004, LIBOR was 2.87% and 2.40%, respectively.

On January 20, 2005, with proceeds generated from its follow-on public offering, the Company repaid the then outstanding $17.8 million balance on its $60.0 million credit facility, due August 17, 2007, the $15.5 million mortgage note payable, due December 31, 2005, and the $7.0 mortgage note payable, due July 31, 2007. As a result, the Company incurred prepayment penalties associated with the $15.5 million mortgage note payable of approximately $78,000 and wrote-off unamortized loan costs associated with the $15.5 million and $7.0 million mortgage loans of approximately $151,000.

On March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio, the Company assumed approximately $164.7 million in mortgage notes payable, of which approximately $14.7 million was repaid immediately. The debt assumed relates to the $19.2 million, $84.0 million, and $32.3 million mortgages shown in the above table. The Company originally recorded such debt at a premium of approximately $5.7 million as the fixed interest rates on such debt exceed current interest rates that the Company would otherwise incur on similar financial instruments. The debt premium is amortized as an adjustment to interest expense over the terms of the related debt instruments using the effective interest method, which resulted in a reduction to interest expense of approximately $75,000 during the three months ended March 31, 2005. In addition, the $19.2 million mortgage had been reduced by an $18.2 million payment made by the Company on March 30, 2005, which generated a loss on early extinguishment of debt of approximately $2.3 million. The loss on early extinguishment of debt is net of the write-off of the related portion of the debt premium of approximately $1.4 million.

During the three months ended March 31, 2005, the Company completed draws of $15.0 million and $20.0 million on March 16, 2005 and March 22, 2005, respectively, related to its $60.0 million credit facility.

During the three months ended March 31, 2005, the Company paid down approximately $3.5 million of its $45.6 million credit facility in connection with the partial payoff of one of the mezzanine notes receivable securing the facility.

In addition, the Company’s $6.3 million mortgage note payable, due January 1, 2006, and its $11.8 million mortgage note payable, due April 1, 2011, both require decreasing prepayment penalties through maturity. The Company’s $84.0 million mortgage note payable, due December 7, 2010, requires prepayment penalties through March 11, 2008.

8. Derivative Instruments and Hedging Activities

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

As of March 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes, and currently does not have any derivatives that are not designated as hedges.

At March 31, 2005, derivatives with a fair value of approximately $1.6 million were included in other assets, and derivatives with a fair value of approximately $15,000 were included in other liabilities. During the three months ended March 31, 2005, the change in net unrealized gains/losses of approximately $986,000 for derivatives designated as cash flow hedges is separately disclosed as accumulated other comprehensive income in the consolidated statement of owners’ equity. During the three months ended March 31, 2005, no hedge ineffectiveness was recognized.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the three months ended March 31, 2005, the change in net unrealized gains/losses on cash flow hedges reflects a reclassification of approximately $77,000 from accumulated other comprehensive income to a reduction in interest expense. During the next twelve months, the Company estimates that approximately $868,000 will be reclassified from other comprehensive income existing at March 31, 2005 to a reduction to interest expense.

9. Employee Stock Grants

In 2003, upon consummation of the IPO and subsequent exercise of the underwriters’ over-allotment, the Company issued 714,317 shares of restricted common stock to its executives, directors, and certain employees of the Company and its affiliates. Of the 714,317 shares issued, 689,317 vest over three years and 25,000 vested over six months. The value of the shares is charged to compensation expense on a straight-line basis based on the IPO price of $9.00 per share.

On March 15, 2004, the Company issued 70,400 shares of restricted common stock to its executives and certain employees. These shares vest over three years, and the value of the shares is charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.41 per share.

On May 19, 2004, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2005. These shares vested immediately, and the value of these shares is charged to compensation expense over the year of service on a straight-line basis based on the closing price on the date of issuance of $8.90 per share.

On March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executives and certain employees. These shares vest over three years, and the value of the shares is charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.04 per share.

For the three months ended March 31, 2005 and 2004, the Company recognized compensation expense of approximately $620,000 and $596,000, respectively, related to these shares.

10. Capital Stock

Preferred Stock - In accordance with the Company’s charter, the Company is authorized to issue 50 million shares of preferred stock, which includes both Series A cumulative preferred stock and Series B cumulative convertible redeemable preferred stock. During the three months ended March 31, 2005, the Company incurred approximately $243,000 in additional issuance costs related to the issuance of the Series B cumulative convertible redeemable preferred stock, which occurred on December 30, 2004.

Common Stock - On January 20, 2005, in a follow-on public offering, the Company issued 10,350,000 shares of its common stock at $9.62 per share, which generated gross proceeds of approximately $99.6 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $94.4 million. The 10,350,000 shares issued include 1,350,000 shares sold pursuant to an over-allotment option granted to the underwriters. Of the net proceeds, a portion was used to partially fund the $35.0 million cash portion of the purchase price associated with the acquisition of a 21-property hotel portfolio, which closed on March 16, 2005. The net proceeds were also used for the repayment of approximately $14.7 million of the mortgage debt assumed in the acquisition, repayment of the then outstanding $17.8 million balance on the $60.0 million credit facility, due August 17, 2007, repayment of the $15.5 million mortgage note payable, due December 31, 2005, repayment of the $7.0 mortgage note payable, due July 31, 2007, and general corporate purposes.

11. Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on August 29, 2003, and subsequent exercise of the underwriters’ over-allotment option on September 26, 2003, the Company issued 5,657,917 units of limited partnership interest to affiliates. On April 1, 2004, the Company issued an additional 106,675 units of limited partnership interest in connection with the acquisition of a hotel property. On September 2, 2004, the Company issued an additional 333,333 units of limited partnership interest in connection with the acquisition of nine hotel properties. On March 16, 2005, the Company issued an additional 4,994,150 units of limited partnership interest in connection with the acquisition of 21 hotel properties.

As of March 31, 2005 and December 31, 2004, these units of limited partnership interest represent a 23.29% and 19.11% minority interest ownership, respectively. Beginning one year after issuance, each unit of limited partnership interest may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion. To date, no units of limited partnership interest have been redeemed

12. Related Party Transactions

Under management agreements with related-party affiliates owned by the Company’s Chairman and its Chief Executive Officer, the Company is obligated to pay such affiliates a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues as well as an annual incentive management fee, if certain operational criteria are met, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors.

Under these agreements and agreements with other hotel managers, the Company incurred the following amounts during the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Management fees (a) (b)	$1,457	$581
Market service and project management fees	171	96
Other reimbursements (c)	253	174

Total	$1,881	$851

(a)	For the three months ended March 31, 2005 and 2004, the above table includes management fees of approximately $613,000 and $76,500, respectively, related to third party managers who are not related parties. As of March 31, 2005, these third parties manage 19 of the Company’s 55 hotels. For both the three months ended March 31, 2005 and 2004, the Company did not incur incentive fees to related parties.

(b)	For the three months ended March 31, 2005, approximately $40,000 included in loss from discontinued operations is not included in this table.

(c)	For the three months ended March 31, 2005, approximately $16,000 included in loss from discontinued operations is not included in this table.

Management agreements with related-party affiliates include exclusivity clauses that require the Company to engage such affiliates, unless the Company’s independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage such affiliate because special circumstances exist or, based on the affiliate’s prior performance, it is believed that another manager or developer could materially improve the performance of the duties.

In addition to the above, these affiliates also pay for certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, and travel. Such charges are allocated to the Company based on various methodologies, including headcount, office space, usage, and actual amounts incurred. For the three months ended March 31, 2005 and 2004, such costs were approximately $287,000 and $368,000, respectively, which are reimbursed by the Company monthly.

Regarding the acquisition of the 21-property hotel portfolio, completed on March 16, 2005, these 21 hotels are among the 27 hotel properties for which the Company provided asset management and consulting services for an affiliate. In connection with the acquisition, the asset management and consulting agreements for these properties were terminated, and the Company no longer receives any fees under the terminated agreements. Although the Company does not expect the remaining six hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement, the affiliate, pursuant to the agreement, will continue to guarantee a minimum annual fee of $1.2 million for approximately five years following the Company’s IPO.

Regarding the acquisition of the 21-property hotel portfolio, completed on March 16, 2005, the Company’s Board of Directors formed a Special Committee solely comprised of independent directors to evaluate this transaction. The Special Committee retained independent advisors to review, evaluate, and negotiate the transaction, which the Special Committee unanimously approved. On April 6, 2005, the Special Committee was paid $195,000 related to their services.

13. Commitments and Contingencies

Restricted Cash - Under existing debt agreements, the Company is obligated to escrow payments for insurance, real estate taxes, and debt service. In addition, for certain properties with debt, the Company is obligated to escrow 4% of gross revenue for capital improvements.

Franchise Fees - Under the existing franchise agreements, the Company is obligated to pay the franchisors royalty fees between 2.5% and 5% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire beginning in 2011 through 2024. When a franchise term expires, the franchisor has no obligation to issue a new franchise. The termination of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel due to the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The termination of a franchise could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.

Management Fees - Under the existing management agreements, the Company is obligated to pay a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues, or in some cases just 3% to 4% of gross revenues, as well as an annual incentive management fee, if applicable, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire beginning in 2006 through 2022, with renewal options on those related to affiliates of up to twenty-five additional years. In addition, if the Company terminates a management agreement related to one of its initial properties prior to its expiration due to sale of the property, it may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to a hotel acquired after the Company’s formation, or related to one of the initial properties for reasons other than sale of the property, it may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel. In connection with the 21-property acquisition completed March 16, 2005, the affiliate managing these hotels waived the management agreement termination fees related to the eight hotel properties included in assets held for sale on the consolidated balance sheet at March 31, 2005.

Common Stock Dividends - On March 9, 2005, the Company declared a cash dividend of approximately $7.6 million, or $0.16 per diluted share, for common shareholders and units of limited partnership of record on March 31, 2005, which was paid April 15, 2005. Of the total cash dividend, common shareholders and unit holders received approximately $5.8 million and $1.8 million, respectively.

Series A Preferred Stock Dividends – On March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred shareholders of record on March 31, 2005, which was paid April 15, 2005.

Series B Preferred Stock Dividends – On March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred shareholders of record on March 31, 2005, which was paid April 15, 2005.

Future Equity Issuances - On December 27, 2004, the Company executed a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement for the sale of Series B cumulative convertible redeemable preferred stock of the Company to a financial institution. Under the purchase agreement, 993,049 shares of Series B preferred stock were issued December 30, 2004 and 6,454,817 shares of Series B preferred stock remain to be issued at $10.07 per share. The Company anticipates the remaining Series B preferred shares to be issued during 2005. Pursuant to this purchase agreement and subsequent amendment, the financial institution has certain participation rights with respect to any sale of equity securities by the Company. Based on these participation rights and the follow-on common stock offering completed on January 20, 2005, the financial institution has the option to purchase up to 2,070,000 shares of the Company’s common stock for $9.139 per share, the issuance of which would occur on November 1, 2005. If the financial institution has not exercised its option, the Company, at its option, may cause the financial institution to purchase the 2,070,000 shares for $9.139 per share on November 1, 2005, or on an earlier date provided the Company has sold all of the Series B preferred stock to the financial institution in accordance with the terms of the purchase agreement.

Insurance Losses - On January 30, 2005, the Company’s Sheraton hotel in Philadelphia, Pennsylvania, experienced a fire that resulted in extensive water damage to several of its floors. The entire hotel was subsequently closed for two weeks, and certain areas remained closed for several weeks thereafter. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of this fire. The Company currently estimates its property damage and business-interruption losses at approximately $1.0 million and $250,000, respectively. At March 31, 2005, the Company accrued $25,000 related to this incident, which represents the Company’s insurance deductible.

Acquisition Contingency - On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus a contingent component based on the 2004 performance of the four acquired hotels to be paid, if earned, no later than April 30, 2005. As of March 31, 2005, the Company had accrued approximately $396,000 related to this contingency, which was subsequently paid to the seller.

Litigation - The Company is currently subject to litigation arising in the normal course of its business. In the opinion of management, none of these lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company’s business, results of operations, or financial condition. In addition, management believes the Company has adequate insurance in place to cover any such significant litigation.

14. Supplemental Cash Flow Information

During the three months ended March 31, 2005 and 2004, interest paid was approximately $2.7 million and $623,000, respectively.

During the three months ended March 31, 2005, the Company recorded the following non-cash transactions: a) on March 9, 2005, the Company declared a cash dividend of approximately $7.6 million, or $0.16 per diluted share, for common shareholders and units of limited partnership of record on March 31, 2005, which was paid April 15, 2005, b) on March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred shareholders of record on March 31, 2005, which was paid April 15, 2005, c) on March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred shareholders of record on March 31, 2005, which was paid April 15, 2005, d) on March 16, 2005, the Company assumed approximately $164.7 million in mortgage debt related to the acquisition of a 21-property hotel portfolio and recognized a debt premium of approximately $5.7 million, e) on March 16, 2005, the Company issued 4,994,150 units of limited partnership interest related to the acquisition of a 21-property hotel portfolio, f) on March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executives and certain employees, and g) on March 30, 2005, in connection with the early extinguishment of debt, the Company wrote-off of the related portion of the debt premium of approximately $1.4 million.

During the three months ended March 31, 2004, the Company recorded the following non-cash transactions: a) on March 15, 2004, the Company declared a cash dividend of approximately $1.9 million, or $0.06 per diluted share, for shareholders and units of limited partnership of record on March 31, 2004, to be paid on April 15, 2004, and b) on March 15, 2004, the Company issued 70,400 shares of restricted stock to its executives and certain employees.

15. Segments Reporting

The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination.

The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, provision for income taxes, and minority interest. For the three months ended March 31, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$46,412	$2,548	$—	$48,960

Operating expenses	32,735	—	—	32,735
Depreciation and amortization	4,291	—	—	4,291
Corporate general and administrative	—	—	3,300	3,300

Operating income (loss)	9,386	2,548	(3,300)	8,634

Interest income	—	—	277	277
Interest expense	—	—	(4,024)	(4,024)
Amortization of loan costs	—	—	(948)	(948)
Write-off of loan costs	—	—	(151)	(151)
Loss on debt extinguishment	—	—	(2,257)	(2,257)

Income (loss) before minority interest and provision for income taxes	9,386	2,548	(10,403)	1,531

Provision for income taxes	—	—	242	242
Minority interest	—	—	(304)	(304)

Net income (loss) from continuing operations	$9,386	$2,548	$(10,465)	$1,469

Loss from discontinued operations, net				(18)

Net income				$1,451

For the three months ended March 31, 2004, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$18,468	$844	$—	$19,312

Operating expenses	13,595	—	—	13,595
Depreciation and amortization	1,762	—	—	1,762
Corporate general and administrative	—	—	2,508	2,508

Operating income (loss)	3,111	844	(2,508)	1,447

Interest income	—	—	92	92
Interest expense	—	—	(773)	(773)
Amortization of loan costs	—	—	(90)	(90)

Income (loss) before minority interest and provision for income taxes	3,111	844	(3,279)	676

Provision for income taxes	—	—	—	—
Minority interest	—	—	(122)	(122)

Net income (loss)	$3,111	$844	$(3,401)	$554

As of March 31, 2005 and December 31, 2004, aside from the Company’s $81.5 million and $79.7 million portfolio of notes receivable, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the three months ended March 31, 2005 and 2004, all capital expenditures incurred by the Company relate to the direct hotel investments segment.

16. Business Combinations

On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million plus closing costs of approximately $4.3 million. The $250.0 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units based on the average market price of the Company’s common stock for the 20-day period ending five business days before signing a definitive agreement to acquire these properties on December 23, 2004, or $10.07 per share. Company management received their net consideration for the acquisition in the form of limited partnership units, whereas the third parties received 50% of their consideration in limited partnership units and 50% in cash. The accompanying consolidated financial statements include the results of the acquired hotels since the date of acquisition. The purchase price was the result of an arms’ length negotiation, and the Company did not assign any value to goodwill or other intangible assets. Regarding the debt assumed, the Company recorded such debt at a premium of approximately $5.7 million as the fixed interest rates on such debt exceed current interest rates that the Company would otherwise incur on similar financial instruments. The debt premium is amortized as an adjustment to interest expense over the terms of the related debt instruments using the effective interest method. In addition, the purchase price allocation is preliminary and subject to further internal review and third-party appraisals. Annualized revenues of these 21 hotel properties are approximately $114.9 million. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock on December 30, 2004, from its follow-on public offering on January 20, 2005, and from a $15.0 million draw on its $60.0 million credit facility on March 16, 2005 to fund the acquisition of these properties.

On March 22, 2005, the Company acquired the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million in cash. In addition, the Company plans an additional $2.5 million for future capital improvements. The accompanying consolidated financial statements include the results of the acquired hotel since the date of acquisition. The purchase price was the result of an arms’ length negotiation, and the Company did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary and subject to further internal review and third-party appraisals. Annualized revenues of this hotel property are approximately $7.7 million. The Company used cash from borrowings and its follow-on public offering on January 20, 2005 to fund this acquisition.

The following unaudited pro forma statements of operations for the three months ended March 31, 2005 are based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions, as if such transactions occurred at the beginning of the period presented (in thousands, except share and per share amounts):

Three Months
Ended
March 31, 2005
(unaudited)
Total revenues	$73,286

Operating expenses	60,409

Operating income	12,877

Interest income	277
Interest expense and amortization and write-off of loan costs	(6,768)
Loss on debt extinguishment	(2,257)

Loss before minority interest and income taxes	4,129

Benefit from income taxes	(737)
Minority interest	(571)

Income from continuing operations	2,821

Loss from discontinued operations	(697)
Income taxes related to discontinued operations	—

Net income	2,124

Preferred dividends	(1,388)

Net income available to common shareholders	$736

Basic and diluted:
Income from continuing operations per share available to common shareholders	$0.04

Loss from discontinued operations per share	$(0.02)

Net income per share available to common shareholders	$0.02

Weighted average shares outstanding:	35,634,674

17. Subsequent Events

On April 1, 2005, the Company sold a hotel, located in Dallas, Texas, for approximately $1.3 million, which is net of nominal closing costs. The Company had acquired this hotel on March 16, 2005, in connection with its acquisition of a 21-property hotel portfolio. By March 31, 2005, the Company had secured contracts or letters of intent related to the sale of this hotel and seven other properties acquired in the aforementioned acquisition. Accordingly, the Company allocated approximately $1.3 million of the total purchase price to this hotel. Consequently, no gain or loss was recognized on this sale.

On April 5, 2005, in a follow-on public offering, the Company issued 5,000,000 shares of its common stock at $10.25 per share, which generated gross proceeds of approximately $51.3 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $49.6 million. On May 4, 2005, the Company issued an additional 182,100 shares of its common stock pursuant to an over-allotment option granted to the underwriters, which generated additional proceeds of approximately $1.9 million. The net proceeds will be used for general corporate purposes, which may include the acquisition of additional hotel investments.

On April 15, 2005, the Company paid down $20.0 million on its $60.0 million credit facility, due August 17, 2007. On April 27, 2005, the Company drew an additional $15.0 million on this credit facility.

On April 18, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, with an interest rate of 14%, which increases 1% annually until it reaches an 18% maximum, maturing April 2010, with interest-only payments through maturity, and prepayment prohibited through December 2007.

On April 19, 2005, the Company sold a hotel, located in Hyannis, Massachusetts, for approximately $4.6 million, which is net of nominal closing costs. The Company had acquired this hotel on March 16, 2005, in connection with its acquisition of a 21-property hotel portfolio. By March 31, 2005, the Company had secured contracts or letters of intent related to the sale of this hotel and seven other properties acquired in the aforementioned acquisition. Accordingly, the Company allocated approximately $4.6 million of the total purchase price to this hotel. Consequently, no gain or loss was recognized on this sale.

On April 22, 2005, the Company sold a hotel, located in Warner Robins, Georgia, for approximately $1.4 million, which is net of nominal closing costs. The Company had acquired this hotel on March 16, 2005, in connection with its acquisition of a 21-property hotel portfolio. By March 31, 2005, the Company had secured contracts or letters of intent related to the sale of this hotel and seven other properties acquired in the aforementioned acquisition. Accordingly, the Company allocated approximately $1.4 million of the total purchase price to this hotel. Consequently, no gain or loss was recognized on this sale.

On April 26, 2005, the Company executed a definitive agreement to acquire a 30-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $465.0 million in cash and made a deposit of approximately $15.0 million. The purchase price was the result of an arms’ length negotiation. Annualized revenues of these 30 hotels are approximately $120.5 million. The Company intends to fund the acquisition from several sources including: proceeds from a financing commitment for approximately $370.0 million at a fixed rate locked at 5.32%, proceeds from a financial institution related to either its remaining un-drawn Series B convertible redeemable preferred stock or its participation in the Company’s January follow-on common stock offering, proceeds from existing revolver capacity, or cash currently on hand. The acquisition is expected to close in June 2005. Regarding the $370.0 million financing commitment and related fixed rate lock agreement, the Company made a $7.4 million deposit with the lender on April 26, 2005 in order to lock into the 5.32% interest rate. As set forth in the agreement, this deposit may be increased from time to time depending on interest rate fluctuations, as defined. In addition, if the Company fails to consummate the loan, it will be subject to certain penalties, as defined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on March 16, 2005. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

EXECUTIVE OVERVIEW:

We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of March 31, 2005, we owned 55 hotels and approximately $81.5 million of mezzanine loans receivable. Six of these hotels were contributed upon our formation, nine of these hotels were acquired in the fourth quarter of 2003, 18 of these hotels were acquired during 2004, and 22 of these hotels were acquired in the first quarter of 2005 (of which eight hotels are considered held for sale and included in discontinued operations). All of the loans receivable were originated or acquired since November 26, 2003. The 32 hotel properties acquired since 2003 that are included in continuing operations contributed approximately $26.1 million and $5.2 million to our total revenue and operating income, respectively, for the three months ended March 31, 2005, and approximately $185,000 and $29,000 to our total revenue and operating income, respectively, for the three months ended March 31, 2004.

Based on our primary business objectives and forecasted operating conditions, our key priorities or financial strategies include, among other things:

•	acquiring hotels with a favorable current yield with an opportunity for appreciation,

•	implementing selective capital improvements designed to increase profitability,

•	directing our hotel managers to minimize operating costs and increase revenues,

•	originating or acquiring mezzanine loans, and

•	other investments that our Board of Directors deems appropriate.

Throughout 2004 and during the first quarter of 2005, strong economic growth in the United States economy combined with improved business demand led to the strong RevPar growth throughout the lodging industry. For the remainder of 2005, forecasts for the lodging industry continue to be favorable as U.S. Gross Domestic Product (“GDP”) is forecast to continue to expand.

RESULTS OF OPERATIONS:

RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate (“ADR”) charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels. Increases in RevPAR attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. Increases in RevPAR attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

The following table illustrates the key performance indicators for the three months ended March 31, 2005 and 2004 for the 15 hotels we’ve owned throughout the comparative periods presented (unaudited):

	Three Months Ended
	March 31,
	2005	2004
Comparative Hotels (15 properties):
Room revenues	$17,211,497	$15,277,761
RevPar	$80.35	$70.54
Occupancy	74.39%	68.65%
ADR	$108.01	$102.76

The following table reflects key line items from our consolidated statements of operations for the three months ended March 31, 2005 and 2004 (in thousands, unaudited):

	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	March 31, 2005	March 31, 2004	2004 to 2005
Total revenue	$48,960	$19,312	$29,648

Total hotel expenses	30,162	12,408	(17,754)

Property taxes, insurance, and other	2,573	1,187	(1,386)
Depreciation and amortization	4,291	1,762	(2,529)
Corporate general and administrative	3,300	2,508	(792)

Operating income	8,634	1,447	7,187

Interest income	277	92	185
Interest expense	(4,024)	(773)	(3,251)
Amortization of loan costs	(948)	(90)	(858)
Loss on debt extinguishment	(2,257)	—	(2,257)
Provision for income taxes	242	—	242
Minority interest	(304)	(122)	(182)
Loss from discontinued operations, net	(18)	—	(18)

Net income	$1,451	$554	$897

Comparison of the Three Months Ended March 31, 2005 and March 31, 2004

Revenue. Total revenue for the three months ended March 31, 2005 increased approximately $29.6 million or 153.5% to approximately $49.0 million from total revenue of approximately $19.3 million for the three months ended March 31, 2004, primarily due to approximately $25.9 million in revenues attributable to the 32 hotel properties acquired since 2003 that are included in continuing operations, approximately $1.7 million in interest income earned on the Company’s $81.5 million mezzanine loans receivable portfolio, approximately $71.5 million of which was acquired since 2003, and approximately $2.0 million increase in revenues for comparable hotels, primarily due to increases in room revenues.

Room revenues at comparable hotels for the three months ended March 31, 2005 increased approximately $1.9 million or 12.7% compared to the same quarter of 2004, primarily due to an increase in RevPar from $70.54 to $80.35, which consisted of a 5.1% increase in ADR and an 8.4% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. The most significant RevPar increases were experienced at the Las Vegas Embassy Suites, Syracuse Embassy Suites, Covington Radisson, Holtsville Radisson, and Dayton Doubletree. In addition to improved market conditions, these hotels benefited from the following:

•	renovations were completed at the Syracuse Embassy Suites and Dayton Doubletree in 2004, which generated increased occupancy in 2005,

•	the Covington and Holtsville Radissons were successful in increasing business-stay contracts in 2005, and

•	the Las Vegas Embassy Suites benefited from favorable pricing-mix strategies, which included nonparticipation in a citywide group-bookings discount campaign.

Food and beverage revenues at comparable hotels for the three months ended March 31, 2005 increased approximately $112,000 or 5.3% compared to the first quarter of 2004. Food and beverage revenues increased at several hotels due to increases in occupancy, which is consistent with the increase in room revenues.

Other revenues at comparable hotels for the three months ended March 31, 2005 were virtually flat compared to the first quarter of 2004.

Interest income from notes receivable increased to approximately $2.5 million for the three months ended March 31, 2005 compared to approximately $844,000 for the first quarter of 2004 due to the mezzanine loans receivable portfolio of approximately $81.5 million at March 31, 2005, of which approximately $71.5 million was acquired since 2003.

Asset management fees were approximately $338,000 for the three months ended March 31, 2005 compared to approximately $320,000 for the first quarter of 2004. Regarding the acquisition of the 21-property hotel portfolio, completed on March 16, 2005, these 21 hotels are among the 27 hotel properties for which the Company provided asset management and consulting services for an affiliate. In connection with the acquisition, the asset management and consulting agreements for these properties were terminated, and the Company no longer receives any fees under the terminated agreements. Although the Company does not expect the remaining six hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement, the affiliate, pursuant to the agreement, will continue to guarantee a minimum annual fee of $1.2 million for approximately five years following the Company’s IPO.

Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $17.8 million or 143.1% for the three months ended March 31, 2005 compared to the first quarter of 2004, primarily due to approximately $16.9 million of expenses associated with the 32 hotel properties acquired since 2003 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $864,000 or 7.0% for the three months ended March 31, 2005 compared to the first quarter of 2004, primarily due to increases in rooms and indirect expenses.

Rooms expense at comparable hotels increased approximately $304,000 or 8.7% for the three months ended March 31, 2005 compared to the first quarter of 2004 primarily due to increased occupancy at several hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the three months ended March 31, 2005 compared to the first quarter of 2004 also increased, which is consistent with the increase in food and beverage revenues and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $403,000 or 6.4% for the three months ended March 31, 2005 compared to the first quarter of 2004. Indirect expenses increased as a result of:

•	increased general and administrative expenses due to increased headcount at certain hotels in 2005,

•	increased franchise fees due to increased room revenues at certain hotels in 2005, and

•	increased repairs and maintenance expense due to unexpected repairs and snow removal services incurred at certain hotels in 2005.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $1.4 million or 116.8% for the three months ended March 31, 2005 compared to the first quarter of 2004, due to approximately $1.5 million of expenses associated with the 32 hotel properties acquired since 2003 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense in the first quarter of 2005 decreased approximately $114,000 when compared to the first quarter of 2004, primarily due to decreased insurance and property tax rates.

Depreciation and Amortization. Depreciation and amortization increased approximately $2.5 million or 143.5% for the three months ended March 31, 2005 compared to the first quarter of 2004, primarily due to approximately $2.3 million of depreciation associated with the 32 hotel properties acquired since 2003 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $220,000 in the first quarter of 2005 compared to the first quarter of 2004 as a result of capital improvements made at several comparative hotels since the first quarter of 2004.

Corporate General and Administrative. Corporate general and administrative expense increased to approximately $3.3 million for the three months ended March 31, 2005 compared to approximately $2.5 million for the first quarter of 2004 primarily resulting from an increase in headcount and related salaries and benefits due to the substantial growth in the Company. As a percentage of total revenue, however, corporate general and administrative expense decreased from approximately 13.0% during the first quarter of 2004 to approximately 6.7% for the first quarter of 2005 due to corporate synergies inherent in overall growth. For the quarter ended March

31, 2005, the total includes approximately $620,000 of non-cash expenses associated with the amortization of employee stock grants. For the quarter ended March 31, 2004, the total includes approximately $596,000 of non-cash expenses associated with the amortization of employee stock grants.

Operating Income. Operating income increased approximately $7.2 million from approximately $1.4 million for the three months ended March 31, 2004 to approximately $8.6 million for the three months ended March 31, 2005 as a result of the aforementioned operating results.

Interest Income. Interest income increased approximately $185,000 from approximately $92,000 for the three months ended March 31, 2004 to approximately $277,000 for the three months ended March 31, 2005, primarily due to interest earned on funds received from borrowings and equity offerings during the first quarter of 2005 in excess of interest earned on funds received from the Company’s IPO and subsequent borrowings during the first quarter of 2004.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $4.1 million from approximately $863,000 for the three months ended March 31, 2004 to approximately $5.0 million for the three months ended March 31, 2005. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and the overall increase in average interest rates incurred.

Write-off of Loan Costs. On January 20, 2005, with proceeds generated from its follow-on public offering, the Company repaid its $15.5 million mortgage note payable, due December 31, 2005, and its $7.0 mortgage note payable, due July 31, 2007. As a result, the Company wrote-off unamortized loan costs of approximately $151,000. During the first quarter of 2004, there were no write-offs of unamortized loan costs.

Loss on Debt Extinguishment. On March 30, 2005, the Company paid down its mortgage debt, due October 11, 2022, by approximately $18.2 million, which generated a loss on early extinguishment of debt of approximately $2.3 million. The loss on early extinguishment of debt is net of the write-off of the related portion of a debt premium of approximately $1.4 million. During the first quarter of 2004, there was no loss on debt extinguishments.

Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended March 31, 2005, the Company recognized an income tax benefit related to Ashford TRS of approximately $242,000. For the three months ended March 31, 2004, the Company did not recognize a provision for income taxes related to Ashford TRS.

Minority Interest. Minority interest was a reduction to net income of approximately $304,000 for the three months ended March 31, 2005 compared to a reduction to net income of approximately $122,000 for the first quarter of 2004. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.

Income from Continuing Operations. Income from continuing operations was approximately $1.5 million for the three months ended March 31, 2005 and approximately $554,000 for the three months ended March 31, 2004, which represents an increase of approximately $915,000 as a result of the aforementioned operating results.

Loss from Discontinued Operations, Net. On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of March 31, 2005, the Company had secured contracts or letters of intent related to the sale of all eight properties. The Company preliminarily allocated approximately $36.7 million of the total purchase price to these eight hotel properties, and anticipates the subsequent sale of these properties will not result in significant gains or losses. The carrying values of these eight hotels are included in assets held for sale on the consolidated balance sheet at March 31, 2005. The results of operations related to these eight hotels are classified as discontinued operations, and represent a net loss of approximately $18,000 for the three months ended March 31, 2005. During the first quarter of 2004, the Company did not have operations classified as discontinued operations.

Net Income. Net income was approximately $1.5 million for the three months ended March 31, 2005 and approximately $554,000 for the three months ended March 31, 2004, which represents an increase of approximately $897,000 as a result of the aforementioned operating results.

Preferred Dividends. On March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred shareholders of record on March 31, 2005, which was paid April 15, 2005. On March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred shareholders of record on March 31, 2005, which was paid April 15, 2005. In the first quarter of 2004, no preferred shares were outstanding.

Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $63,000 for the three months ended March 31, 2005 and approximately $554,000 for the three months ended March 31, 2004, which represents a decrease of approximately $491,000 as a result of the aforementioned operating results and preferred dividends declared.

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

The following table reconciles net income available to common shareholders to FFO available to common shareholders for the three months ended March 31, 2005 and 2004 (in thousands, unaudited):

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Net income available to common shareholders	$63	$554

Plus real estate depreciation and amortization	4,222	1,759
Remove minority interest	299	122

FFO available to common shareholders	$4,584	$2,435

For the three months ended March 31, 2005, FFO has not been adjusted to add back the loss on debt extinguishment of approximately $2.3 million, which is included in net income applicable to common shareholders.

LIQUIDITY AND CAPITAL RESOURCES:

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

Cash flows from hotel operations are subject to all operating risks common to the hotel industry, including:

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

During the three months ended March 31, 2005, we completed the following significant transactions, which impacted or will impact our cash flow and liquidity:

Business Combinations:

On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million plus certain closing costs. The $250 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock on

December 30, 2004, from its follow-on public offering on January 20, 2005, and from a $15.0 million draw on its $60.0 million credit facility on March 16, 2005 to fund the acquisition of these properties.

On March 22, 2005, the Company acquired the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million in cash. In addition, the Company plans an additional $2.5 million for future capital improvements. The Company used cash from borrowings and its follow-on public offering on January 20, 2005 to fund this acquisition.

Capital Stock:

On January 20, 2005, in a follow-on public offering, the Company issued 10,350,000 shares of its common stock at $9.62 per share, which generated gross proceeds of approximately $99.6 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $94.4 million. The 10,350,000 shares issued include 1,350,000 shares sold pursuant to an over-allotment option granted to the underwriters. Of the net proceeds, a portion was used to partially fund the $35.0 million cash portion of the purchase price associated with the acquisition of a 21-property hotel portfolio, which closed on March 16, 2005. The net proceeds were also used for the repayment of approximately $14.7 million of the mortgage debt assumed in the acquisition, repayment of the then outstanding $17.8 million balance on the $60.0 million credit facility, due August 17, 2007, repayment of the $15.5 million mortgage note payable, due December 31, 2005, repayment of the $7.0 mortgage note payable, due July 31, 2007, and general corporate purposes.

On March 24, 2005, the Company issued an additional 372,400 shares of restricted common stock to its executives and certain employees. These shares vest over three years, and the value of the shares is charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.04 per share.

Discontinued Operations:

On January 19, 2005, the Company sold an office building for approximately $2.9 million, which is net of nominal closing costs. The Company had acquired this office building on July 7, 2004, in connection with its acquisition of an adjacent hotel property in Philadelphia, Pennsylvania, for approximately $16.7 million in cash. At the time of the acquisition, the Company planned to sell the office building. Accordingly, the Company allocated approximately $2.9 million of the total purchase price to the office building.

Notes Receivable:

On February 8, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, with an interest rate of LIBOR plus 9.13%, maturing February 2007 with three one-year extension options, with interest-only payments through maturity, prepayment prohibited through September 2006, and a prepayment penalty imposed between September 2006 and maturity.

During the three months ended March 31, 2005, the Company received payments of approximately $6.2 million related to a portion of a mezzanine loan receivable that was secured by eight hotel properties. As a result of these prepayments, its $16.9 million mezzanine loan receivable, secured by 14 hotel properties at December 31, 2004, became the $10.7 million mezzanine loan receivable, secured by six hotel properties at March 31, 2005.

Indebtedness:

On January 20, 2005, with proceeds from the follow-on public offering discussed above, the Company repaid the then outstanding $17.8 million balance on its $60.0 million credit facility, due August 17, 2007, repaid the $15.5 million mortgage note payable, due December 31, 2005, and repaid the $7.0 mortgage note payable, due July 31, 2007.

During the three months ended March 31, 2005, the Company completed draws of $15.0 million and $20.0 million on March 16, 2005 and March 22, 2005, respectively, related to its $60.0 million credit facility, due August 17, 2007.

During the three months ended March 31, 2005, the Company paid down approximately $3.5 million of its $45.6 million credit facility, due July 13, 2007, in connection with the partial payoff of one of the mezzanine notes receivable securing the facility.

On March 30, 2005, the Company made an $18.2 million payment against its mortgage note payable, due October 11, 2022, to reduce the remaining outstanding balance on this mortgage to $19.2 million.

Dividends:

On March 9, 2005, the Company declared a cash dividend of approximately $7.6 million, or $0.16 per diluted share, for common shareholders and units of limited partnership of record on March 31, 2005, which was paid April 15, 2005.

On March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred shareholders of record on March 31, 2005, which was paid April 15, 2005.

On March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred shareholders of record on March 31, 2005, which was paid April 15, 2005.

Net Cash Flow Provided By Operating Activities. For the three months ended March 31, 2005, net cash flow provided by operating activities increased approximately $8.1 million to approximately $9.8 million for the first three months of 2005 from approximately $1.7 million for the first three months of 2004. The increase in net cash flow provided by operating activities was primarily attributable to improved operating income in 2005, which resulted from improved operations at the 15 comparable hotels as well as the 40 hotels acquired since December 2003.

Net Cash Flow Used In Investing Activities. For the three months ended March 31, 2005, net cash flow used in investing activities was approximately $58.3 million, which consisted of approximately $8.1 million of acquisitions or originations of mezzanine loans receivable, approximately $54.8 million related to the acquisitions of a 21-property hotel portfolio and a hotel property in Santa Fe, New Mexico, and approximately $4.5 million of improvements to various hotel properties. These cash outlays were somewhat offset by proceeds of approximately $6.2 million related to payments on notes receivable and approximately $2.9 million related to the sale of an office building. For the three months ended March 31, 2004, net cash flow used in investing activities was approximately $88.7 million, which consisted of approximately $61.6 million of acquisitions or originations of mezzanine loans receivable, approximately $25.6 million related to the acquisition of a hotel property in Lake Buena Vista, Florida, and approximately $1.5 million of improvements to various hotel properties.

Net Cash Flow Provided By Financing Activities. For the three months ended March 31, 2005, net cash flow provided by financing activities was approximately $42.8 million, which represents approximately $35.0 million in draws on the Company’s $60.0 million credit facility and approximately $94.4 million of net proceeds received from the Company’s follow-on public offering on January 20, 2005, partially offset by approximately $6.1 million of dividends paid, $78.2 million of payments on indebtedness and capital leases, $2.0 million of payments of loan costs, and $243,000 of additional costs related to the issuance of Series B cumulative convertible redeemable preferred stock on December 30, 2004. For the three months ended March 31, 2004, net cash flow provided by financing activities was approximately $47.9 million, which primarily relates to a $49.8 million funding associated with the $60 million credit facility completed on February 5, 2004, offset by payments of related loan costs.

In general, we are focused exclusively on investing in the hospitality industry across all segments, including direct hotel investments, first mortgages, mezzanine loans, and sale-leaseback transactions. We intend to acquire and, in the appropriate market conditions, develop additional hotels and provide structured financings to owners of lodging properties. We may incur indebtedness to fund any such acquisitions, developments, or financings. We may also incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund the required distributions.

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

SUBSEQUENT EVENTS:

On April 1, 2005, the Company sold a hotel, located in Dallas, Texas, for approximately $1.3 million, which is net of nominal closing costs. The Company had acquired this hotel on March 16, 2005, in connection with its acquisition of a 21-property hotel portfolio. By March 31, 2005, the Company had secured contracts or letters of intent related to the sale of this hotel and seven other properties acquired in the aforementioned acquisition. Accordingly, the Company allocated approximately $1.3 million of the total purchase price to this hotel. Consequently, no gain or loss was recognized on this sale.

On April 5, 2005, in a follow-on public offering, the Company issued 5,000,000 shares of its common stock at $10.25 per share, which generated gross proceeds of approximately $51.3 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $49.6 million. On May 4, 2005, the Company issued an additional 182,100 shares of its common stock pursuant to an over-allotment option granted to the underwriters, which generated additional proceeds of approximately $1.9 million. The net proceeds will be used for general corporate purposes, which may include the acquisition of additional hotel investments.

On April 15, 2005, the Company paid down $20.0 million on its $60.0 million credit facility, due August 17, 2007. On April 27, 2005, the Company drew an additional $15.0 million on this credit facility.

On April 18, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, with an interest rate of 14%, which increases 1% annually until it reaches an 18% maximum, maturing April 2010, with interest-only payments through maturity, and prepayment prohibited through December 2007.

On April 19, 2005, the Company sold a hotel, located in Hyannis, Massachusetts, for approximately $4.6 million, which is net of nominal closing costs. The Company had acquired this hotel on March 16, 2005, in connection with its acquisition of a 21-property hotel portfolio. By March 31, 2005, the Company had secured contracts or letters of intent related to the sale of this hotel and seven other properties acquired in the aforementioned acquisition. Accordingly, the Company allocated approximately $4.6 million of the total purchase price to this hotel. Consequently, no gain or loss was recognized on this sale.

On April 22, 2005, the Company sold a hotel, located in Warner Robins, Georgia, for approximately $1.4 million, which is net of nominal closing costs. The Company had acquired this hotel on March 16, 2005, in connection with its acquisition of a 21-property hotel portfolio. By March 31, 2005, the Company had secured contracts or letters of intent related to the sale of this hotel and seven other properties acquired in the aforementioned acquisition. Accordingly, the Company allocated approximately $1.4 million of the total purchase price to this hotel. Consequently, no gain or loss was recognized on this sale.

On April 26, 2005, the Company executed a definitive agreement to acquire a 30-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $465.0 million in cash and made a deposit of approximately $15.0 million. The purchase price was the result of an arms’ length negotiation. Annualized revenues of these 30 hotels are approximately $120.5 million. The Company intends to fund the acquisition from several sources including: proceeds from a financing commitment for approximately $370.0 million at a fixed rate locked at 5.32%, proceeds from a financial institution related to either its remaining un-drawn Series B convertible redeemable preferred stock or its participation in the Company’s January follow-on common stock offering, proceeds from existing revolver capacity, or cash currently on hand. The acquisition is expected to close in June 2005. Regarding the $370.0 million financing commitment and related fixed rate lock agreement, the Company made a $7.4 million deposit with the lender on April 26, 2005 in order to lock into the 5.32% interest rate. As set forth in the agreement, this deposit may be increased from time to time depending on interest rate fluctuations, as defined. In addition, if the Company fails to consummate the loan, it will be subject to certain penalties, as defined.

INFLATION:

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

SEASONALITY:

Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months. This seasonality pattern causes fluctuations in our quarterly lease revenue under the percentage leases. We anticipate that our cash flow from the operation of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.

CRITICAL ACCOUNTING POLICIES:

The critical accounting policies which we believe are the most significant to fully understand and evaluate our reported financial results are described below:

Investment in Hotel Properties – The initial properties are stated at the predecessor’s historical cost, net of any impairment charges, plus approximately $8.1 million of minority interest partial step-up recorded upon the Company’s formation related to the acquisition of minority interest from unaffiliated parties associated with four of the initial properties. Hotel properties acquired subsequent to the Company’s formation are stated at cost. All improvements and additions which extend the useful life of hotel properties are capitalized.

Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In evaluating the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. If an asset were deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.

Depreciation and Amortization Expense — Depreciation expense is based on the estimated useful life of the Company’s assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) as well as the gain or loss on the potential sale of any of the Company’s hotels.

Assets Held For Sale and Discontinued Operations — The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and within one year. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished, both operationally and financially, from the rest of the Company, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and the Company will not have any significant continuing involvement subsequent to the disposal. As of March 31, 2005, assets held for sale consists entirely of eight hotel properties that were acquired March 16,

2005 in connection with the acquisition of a 21-property portfolio. Consequently, no significant gain or loss is expected upon the sale of these properties.

Notes Receivable – The Company provides mezzanine and first-mortgage financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or fair value of collateral. If a loan were deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.

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

As of March 31, 2005, our $427.4 million debt portfolio consisted of approximately $285.6 million of outstanding variable-rate debt and approximately $141.8 million of outstanding of fixed-rate debt, with interest rates ranging from 6.45% to 8.76%. As discussed below, $105.0 million of the variable-rate debt was converted to fixed-rate debt via an interest rate swap.

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

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Purchased interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when rates are above the cap strike. At March 31, 2005, derivatives with a fair value of approximately $1.6 million were included in other assets, and derivatives with a fair value of approximately $15,000 were included in other liabilities.

For the three months ended March 31, 2005, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of March 31, 2005, net of the $105.0 million notional amount protected by an interest rate swap as of that date, would be approximately $452,000.

As of March 31, 2005, we owned approximately $81.5 million of variable-rate loans receivable. For the three months ended March 31, 2005, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate loans receivable as of March 31, 2005, would be approximately $204,000. We had no other outstanding loans receivable as of March 31, 2005.

At March 31, 2005, our fixed-rate debt includes a premium of approximately $4.2 million as the fixed interest rates on such debt assumed in our acquisition of a 21-property hotel portfolio on March 16, 2005 exceed current interest rates that we would otherwise incur on similar financial instruments.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2005, it does not consider those exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently subject to litigation arising in the normal course of its business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we currently have adequate insurance in place to cover any such significant litigation.

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

Dated: May 6, 2005	By:	/s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2005	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer (Principal Financial Officer)

Dated: May 6, 2005	By:	/s/ MARK L. NUNNELEY
Mark L. Nunneley
Chief Accounting Officer (Principal Accounting Officer)