Form 10-Q
period 2005-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2005-08-05
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                                          to                                         .
Commission file number: 001-31775
ASHFORD HOSPITALITY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	86-1062192

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254

(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2005

Common Stock, $0.01 par value per share	43,794,947

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated and Combined Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004	4

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2005 and 2004	5

	Consolidated Statement of Owners’ Equity for the six months ended June 30, 2005	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	7

	Notes to Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	37

ITEM 2.	Changes in Securities and Use of Proceeds	37

ITEM 3.	Defaults Upon Senior Securities	38

ITEM 4.	Submission of Matters to a Vote of Security Holders	38

ITEM 5.	Other Information	38

ITEM 6.	Exhibits	39

SIGNATURES		41
Loan Agreement
Cross-Collateralization and Cooperation Agreement
Loan Agreement
Cross-Collateralization and Cooperation Agreement
Loan Agreement
Cross-Collateralization and Cooperation Agreement
Loan Agreement
Cross-Collateralization and Cooperation Agreement
Loan Agreement
Cross-Collateralization and Cooperation Agreement
Loan Agreement
Cross-Collateralization and Cooperation Agreement
Certification of CEO
Certification of CFO
Certification of Chief Accounting Officer
Certification of CEO
Certification of CFO
Certification of Chief Accounting Officer

PART I: FINANCIAL INFORMATION (Unaudited)
ITEM I: FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Investment in hotel properties, net	$1,136,133	$427,005
Cash and cash equivalents	43,349	47,109
Restricted cash	26,419	14,059
Accounts receivable, net of allowance of $264 and $61, respectively	20,153	5,463
Inventories	1,348	612
Assets held for sale	10,806	2,882
Notes receivable	101,915	79,661
Deferred costs, net	13,033	9,390
Prepaid expenses	3,802	2,639
Other assets	7,976	6,677
Due from affiliates	15,625	448

Total assets	$1,380,559	$595,945

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$801,472	$300,754
Capital leases payable	631	313
Accounts payable	14,048	8,980
Accrued expenses	21,610	9,340
Other liabilities	22	90
Dividends payable	10,572	6,141
Deferred income	607	401
Due to affiliates	6,641	1,907

Total liabilities	855,603	327,926

Commitments and contingencies (see Note 13)	—	—
Minority interest	91,950	39,347
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 and 993,049 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	75,000	10,000

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at June 30, 2005 and December 31, 2004	23	23
Common stock, $0.01 par value, 200,000,000 shares authorized, 41,724,947 and 25,810,447 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	418	258
Additional paid-in capital	384,608	234,973
Unearned compensation	(6,214)	(3,959)
Accumulated other comprehensive income	786	554
Accumulated deficit	(21,615)	(13,177)

Total owners’ equity	358,006	218,672

Total liabilities and owners’ equity	$1,380,559	$595,945

     See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

REVENUE
Rooms	$59,564	$19,622	$96,176	$35,083
Food and beverage	14,653	3,090	22,226	5,201
Other	3,671	755	5,560	1,331

Total hotel revenue	77,888	23,467	123,962	41,615

Interest income from notes receivable	3,114	2,027	5,662	2,871
Asset management fees from related parties (see Note 12)	310	340	648	659

Total Revenue	81,312	25,834	130,272	45,145

EXPENSES
Hotel operating expenses
Rooms	13,023	4,338	21,162	7,884
Food and beverage	10,613	2,200	16,280	3,738
Other direct	1,370	421	2,219	777
Indirect	24,162	7,365	38,213	13,752
Management fees, including related parties (see Note 12)	2,416	702	3,873	1,283

Total hotel expenses	51,584	15,026	81,747	27,434

Property taxes, insurance, and other	3,878	1,424	6,451	2,610
Depreciation and amortization	5,849	2,197	10,140	3,959
Corporate general and administrative:
Stock-based compensation	912	592	1,531	1,187
Other corporate and administrative	2,312	2,508	4,992	4,421

Total Operating Expenses	64,535	21,747	104,861	39,611

OPERATING INCOME	16,777	4,087	25,411	5,534

Interest income	180	39	457	131
Interest expense	(6,750)	(1,638)	(10,774)	(2,410)
Amortization of loan costs	(1,040)	(259)	(1,987)	(349)
Write-off of loan costs	—	—	(151)	—
Loss on debt extinguishment	—	—	(2,257)	—

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	9,167	2,229	10,699	2,906

Benefit from (provision for) income taxes	(219)	(157)	22	(157)
Minority interest	(1,890)	(378)	(2,194)	(500)

INCOME FROM CONTINUING OPERATIONS	7,058	1,694	8,527	2,249

Income (loss) from discontinued operations, net	6	—	(12)	—

NET INCOME	7,064	1,694	8,515	2,249
Preferred dividends	2,626	—	4,014	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,438	$1,694	$4,501	$2,249

Basic and Diluted:
Income From Continuing Operations Per Share Available To Common Shareholders	$0.11	$0.07	$0.12	$0.09

Income (Loss) From Discontinued Operations Per Share	$—	$—	$—	$—

Net Income Per Share Available To Common Shareholders	$0.11	$0.07	$0.12	$0.09

Weighted Average Common Shares Outstanding	40,555,747	25,045,345	37,022,341	25,034,796

     See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

NET INCOME	$7,064	$1,694	$8,515	$2,249
Net Unrealized Gain (Loss) on Derivative Instruments	(754)	—	232	—

Comprehensive Income	$6,310	$1,694	$8,747	$2,249

     See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.
Consolidated Statement of Owners’ Equity
For The Six Months Ended June 30, 2005
(Unaudited)
(In Thousands, Except Per Share Amounts)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income	Deficit	Total

Balance at December 31, 2004	2,300	$23	25,810	$258	$234,973	$(3,959)	$554	$(13,177)	$218,672
Amortization of Unearned Compensation	—	—	—	—	—	1,484	—	—	1,484
Issuance of Common Shares in Follow-On Public Offering on January 20, 2005	—	—	10,350	104	94,272	—	—	—	94,376
Issuance of Common Shares in Follow-On Public Offering on April 5, 2005	—	—	5,000	50	49,297	—	—	—	49,347
Issuance of Common Shares Related to Underwriters’ Over-allotment Option on May 4, 2005	—	—	182	2	1,804	—	—	—	1,806
Offering Costs Related to Series B Cumulative Convertible Redeemable Preferred Stock Issuances	—	—	—	—	(607)	—	—	—	(607)
Issuance of Restricted Common Shares to Employees	—	—	373	4	3,735	(3,739)	—	—	—
Issuance of Common Shares to Directors	—	—	10	—	101	—	—	—	101
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(12,940)	(12,940)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(2,457)	(2,457)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	1,033	—	—	(1,556)	(523)
Net Unrealized Gain on Derivative Instruments	—	—	—	—	—	—	232	—	232
Net Income	—	—	—	—	—	—	—	8,515	8,515

Balance at June 30, 2005	2,300	$23	41,725	$418	$384,608	$(6,214)	$786	$(21,615)	$358,006

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$8,515	$2,249
Adjustments to reconcile net income to net cash flow provided by operations:
Depreciation and amortization	10,146	3,959
Amortization of loan costs	1,987	349
Write-off of loan costs	151	—
Amortization of stock-based compensation	1,531	1,187
Minority interest	2,190	500
Changes in assets and liabilities:
Accounts receivable and inventories	(6,749)	(1,598)
Prepaids, other assets, and due from affiliates	1,270	(3,058)
Restricted cash	798	(1,609)
Other liabilities	2,724	3,420

Net cash flow provided by operating activities	22,563	5,399

Cash flows from investing activities:
Acquisitions or originations of notes receivable	(28,603)	(61,600)
Proceeds from payments of notes receivable	6,349	—
Acquisitions of hotel properties	(541,182)	(42,055)
Proceeds from sales of discontinued operations	28,212	—
Improvements and additions to hotel properties	(13,301)	(5,729)

Net cash flow used in investing activities	(548,525)	(109,384)

Cash flows from financing activities:
Dividends paid	(15,150)	(1,888)
Borrowings on indebtedness and capital leases	430,000	60,587
Payments on indebtedness and capital leases	(99,286)	(204)
Payments of deferred financing costs	(3,284)	(2,161)
Proceeds received from follow-on public offerings	145,529	—
Proceeds received from Series B preferred stock sale	65,000	—
Costs incurred related to Series B preferred stock sale	(607)	—

Net cash flow provided by financing activities	522,202	56,334

Net change in cash and cash equivalents	(3,760)	(47,651)
Cash and cash equivalents, beginning balance	47,109	76,254

Cash and cash equivalents, ending balance	$43,349	$28,603

     See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
The Company has elected to be treated as a REIT for federal income tax purposes. As a result of limitations imposed on REITs in operating hotel properties, the Company’s operating partnership leases its hotels to Ashford TRS Corporation (“Ashford TRS”), which is a wholly-owned subsidiary of the operating partnership and is treated as a taxable REIT subsidiary for federal income tax purposes. Ashford TRS then engages third-party hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P. (“Remington Lodging”), one of the Company’s primary property managers, is wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of June 30, 2005, Remington Lodging managed 30 of the Company’s 79 hotel properties while unaffiliated management companies managed the remaining 49 hotel properties.
As of June 30, 2005, 41,724,947 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, and 11,092,075 units of limited partnership interest were outstanding. During the six months ended June 30, 2005, the Company completed the following transactions:
•	On January 20, 2005, the Company issued 10,350,000 shares of common stock in a follow-on public offering.

•	On March 16, 2005, the Company issued 4,994,150 units of limited partnership interest in connection with the acquisition of a 21-property hotel portfolio.

•	On March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executive officers and certain employees.

•	On April 5, 2005, the Company issued 5,000,000 shares of common stock in a follow-on public offering.

•	On May 4, 2005, the Company issued 182,100 shares of common stock related to underwriters exercising an over-allotment option related to the April 5, 2005 follow-on public offering.

•	On May 12, 2005, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board through May 2006.

•	On June 15, 2005, the Company issued 6,454,816 shares of Series B cumulative convertible redeemable preferred stock to a financial institution.
As of June 30, 2005, the Company owned 79 hotel properties in 25 states with 12,868 rooms, and had acquired or originated mezzanine or first-mortgage loans receivable with a balance at June 30, 2005 of approximately $101.9 million.
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
In addition, the following items affect the Company’s reporting comparability related to its consolidated financial statements:
•	The operations of the Company’s hotels have historically been seasonal. This seasonality pattern causes fluctuations in the Company’s operating results. Consequently, operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

•	Marriott International, Inc. (“Marriott”) manages 30 of the Company’s properties, which were acquired June 17, 2005. For these 30 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 30 Marriott-managed hotels, the second quarter of 2005 ended on June 17. As a result, the Company’s consolidated statements of operations for the three and six months ended June 30, 2005 does not contain operating results related to these hotels.

•	Certain previously reported amounts have been reclassified to conform to the current presentation.
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
Use of Estimates — The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Investment in Hotel Properties — The initial properties are stated at the predecessor’s historical cost, net of any impairment charges, plus approximately $8.1 million of minority interest partial step-up recorded upon the Company’s formation related to the acquisition of minority interest from unaffiliated parties associated with four of the initial properties. Hotel properties acquired subsequent to the Company’s formation are stated at cost. All improvements and additions which extend the useful life of hotel properties are capitalized.
Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of such hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel property’s net book value may not be recoverable. In evaluating the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. If an asset were deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.
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
Assets Held For Sale and Discontinued Operations — The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and within one year. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and the Company will not have any significant continuing involvement subsequent to the disposal. For the three and six months ended June 30, 2005, income (loss) from discontinued operations consists entirely of the operating results of eight hotel properties that were acquired March 16, 2005 in connection with the acquisition of a 21-property portfolio, of which six of these properties were sold prior to June 30, 2005 and two of these properties remain classified as assets held for sale at June 30, 2005. Consequently, no significant gain or loss has been or is expected to be recognized related to the sales of these properties.
Notes Receivable — The Company provides mezzanine and first-mortgage financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
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
Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. For the three and six months ended June 30, 2005 and 2004, the benefit from (provision for) income taxes relates to the net income (loss) associated with Ashford TRS.
Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company has issued 1,177,117 shares of common stock, including 1,157,117 restricted shares issued to its executives, directors, and certain employees of the Company and its affiliates and 20,000 non-restricted shares issued to its directors. Of the 1,157,117 restricted shares, 1,132,117 vest over three years and 25,000 vested over six months. Regarding the 20,000 non-restricted shares, 10,000 shares were issued in each of May 2004 and May 2005, the shares vested immediately, and the shares represent compensation for the subsequent year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of June 30, 2005, no performance-based stock awards have been issued other than the restricted and non-restricted shares discussed above. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.
Earnings (Loss) Per Share - Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except share and per share amounts):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income available to common shareholders — basic	$4,438	$1,694	$4,501	$2,249
Remove minority interest	—	379	—	500

Net income available to common shareholders — diluted	$4,438	$2,073	$4,501	$2,749

Weighted average common shares outstanding — basic	40,555,747	25,045,345	37,022,341	25,034,796
Weighted average units of limited partnership interest	—	5,763,420	—	5,710,668
Incremental diluted shares related to option to purchase common shares	216,934	—	189,275	—
Incremental diluted shares related to unvested restricted shares	226,840	155,791	378,722	174,493

Weighted average common shares outstanding — diluted	40,999,521	30,964,556	37,590,338	30,919,957

Net income per share available to common shareholders — basic	$0.11	$0.07	$0.12	$0.09

Net income per share available to common shareholders — diluted	$0.11	$0.07	$0.12	$0.09

For the three and six months ended June 30, 2005, dividends related to convertible preferred shares of approximately $1.4 million and $1.6 million, respectively, and weighted average convertible preferred shares outstanding of approximately 2.1 million and 1.5 million shares, respectively, are excluded from diluted earnings per share as such shares are anti-dilutive. For the three and six months ended June 30, 2005, minority interest of approximately $1.9 million and $2.2 million, respectively, and weighted average units of limited partnership interest of approximately 11.1 million and 9.0 million units, respectively, are excluded from diluted earnings per share as such units are anti-dilutive.
Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.
4. Investment in Hotel Properties
Investment in Hotel Properties consists of the following as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004

Land	$187,454	$67,047
Buildings and improvements	910,785	344,471
Furniture, fixtures, and equipment	79,317	46,885

Total cost	1,177,556	458,403
Accumulated depreciation	(41,423)	(31,398)

Investment in hotel properties, net	$1,136,133	$427,005

On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million. For the three and six months ended June 30, 2005, operating results related to eight of the 21 acquired hotel properties are included in discontinued operations on the consolidated statements of operations, as discussed below. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $214.3 million with the remainder of the purchase price related to working capital or discontinued operations classified as assets held for sale.
On March 22, 2005, the Company acquired the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $18.6 million.
On June 17, 2005, the Company acquired 30 hotel properties from CNL Hotels and Resorts, Inc. for approximately $465.0 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $473.1 million.
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
On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of June 30, 2005, the Company had sold six of these properties for approximately $25.3 million and secured contracts related to the sale of the remaining two properties. The Company initially allocated approximately $36.0 million of the total purchase price to these eight hotel properties, of which approximately $10.8 million remains in assets held for sale on the consolidated balance sheet at June 30, 2005 related to the estimated carrying values of the two remaining properties. However, such carrying values are preliminary and subject to further internal review, third-party appraisals, and finalization of related sales contracts. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties. During the three months ended June 30, 2005, the six properties sold for approximately $25.3 million consisted of the following:
•	On April 1, 2005, the Company sold a hotel located in Dallas, Texas, for approximately $1.3 million, which is net of nominal closing costs,

•	On April 19, 2005, the Company sold a hotel located in Hyannis, Massachusetts, for approximately $4.6 million, which is net of nominal closing costs,

•	On April 22, 2005, the Company sold a hotel located in Warner Robins, Georgia, for approximately $1.4 million, which is net of nominal closing costs,

•	On June 7, 2005, the Company sold a hotel located in Yarmouth, Massachusetts, for approximately $3.3 million, which is net of nominal closing costs,

•	On June 14, 2005, the Company sold a hotel located in Falmouth, Massachusetts, for approximately $4.4 million, which is net of nominal closing costs, and

•	On June 15, 2005, the Company sold a hotel located in Coral Gables, Florida, for approximately $10.3 million, which is net of nominal closing costs.
For the three and six months ended June 30, 2005, financial information related to the Company’s eight hotel properties included in discontinued operations was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Total revenues	$1,962	$2,432

Operating expenses	1,954	2,442
Depreciation and amortization	—	5
Corporate general and administrative	—	—

Operating income (loss)	8	(15)

Income taxes	—	—
Minority interest	(2)	3

Net income (loss)	$6	$(12)

6. Notes Receivable
Notes receivable consists of the following as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004

$10.0 million mezzanine loan secured by one hotel property, matures August 2006, at an interest rate of LIBOR plus 9% with a 2% LIBOR floor, with interest-only payments through August 2004 plus principal payments thereafter based on a twenty-five year amortization schedule	$9,838	$9,936
$15.0 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	15,000	15,000
$10.7 million mezzanine loan secured by six hotel properties, matures July 2006, at an interest rate of LIBOR plus 8.7% with a 2.5% LIBOR floor, with principal and interest payments due monthly based on a twenty-five year amortization schedule	10,662	16,913
$15.0 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	15,000	15,000
$6.8 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor (LIBOR plus 10% with 2% LIBOR floor pay rate with deferred interest through maturity), with interest-only payments through maturity	6,915	6,812
$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	11,000	11,000
$5.0 million mezzanine loan secured by one hotel property, matures October 2006, at an interest rate of LIBOR plus 11.35%, with interest-only payments through maturity	5,000	5,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	8,000	—
$8.0 million mezzanine loan secured by one hotel property, matures April 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	8,000	—
$8.5 million mezzanine loan secured by one hotel property, matures May 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	8,500	—
$4.0 million mezzanine loan secured by one hotel property, matures June 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	—

Total	$101,915	$79,661

On February 8, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, as shown in the above table, with an interest rate of LIBOR plus 9.13%, maturing February 2007 with three one-year extension options, with interest-only payments through maturity, prepayment prohibited through September 2006, and a prepayment penalty imposed between September 2006 and maturity.
On April 18, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, as shown in the above table, with an interest rate of 14% increasing 1% annually until reaching an 18% maximum, maturing April 2010, with interest-only payments through maturity, and prepayment prohibited through December 2007.
On May 27, 2005, the Company originated a mezzanine loan receivable of approximately $8.5 million, as shown in the above table, with an interest rate of LIBOR plus 9.75%, maturing May 2007 with three one-year extension options, and with interest-only payments through maturity.
On June 21, 2005, the Company originated a mezzanine loan receivable of approximately $4.0 million, as shown in the above table, with an interest rate of 14%, maturing June 2010, and with interest-only payments through maturity.
During the six months ended June 30, 2005, the Company received payments of approximately $6.2 million related to a portion of a mezzanine loan receivable that was secured by eight hotel properties. As a result of these prepayments, the $16.9 million mezzanine loan receivable, secured by 14 hotel properties at December 31, 2004, became the $10.7 million mezzanine loan receivable, secured by six hotel properties at June 30, 2005.
In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity. As of June 30, 2005, all notes receivable balances were current and no reserve for loan losses had been recorded.

7. Indebtedness
Indebtedness consists of the following as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004

$370.0 million mortgage note payable secured by 30 hotel properties, matures July 1, 2015, at a fixed interest rate locked at 5.32%, with interest-only payments due monthly plus principal payments based on a twenty-five year amortization schedule beginning August 1, 2010	$370,000	$—
$210.0 million term loan secured by 25 hotel properties, matures October 10, 2006, at varying interest rates averaging LIBOR plus 1.95%, with interest-only payments due monthly, with three one-year extension options	210,000	210,000
$60.0 million secured credit facility secured by two hotel properties, matures August 17, 2007, at an interest rate of LIBOR plus a range of 2.0% to 2.3% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.25% to 0.5% on the unused portion of the line payable quarterly, with two one-year extension options	40,000	17,764
$45.6 million secured credit facility secured by four mezzanine notes receivable totaling approximately $42.4 million, matures July 13, 2007, with no additional advances permitted in the final year, at an interest rate of LIBOR plus 6.25% with a 2% LIBOR floor, with interest-only payments due monthly through maturity, a commitment fee of 0.5% on the unused portion of the line after 180 days payable monthly, and an option to extend the revolving period by one year	28,881	32,402
Mortgage note payable secured by one hotel property, matures January 1, 2006, at an interest rate of 7.08%, with principal and interest payments due monthly of approximately $46,000 and a 1% mandatory exit fee	6,241	6,296
Mortgage note payable secured by one hotel property, matures December 31, 2005, at an interest rate of 7.25%, with principal and interest payments due monthly of approximately $114,000	—	15,498
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.4%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $53,000 by maturity	11,598	11,839
Mortgage note payable secured by two hotel properties, matures July 31, 2007, at an interest rate of LIBOR plus 3.5% with a 5% total floor, with interest-only payments due monthly plus principal payments of $25,000 due monthly beginning August 1, 2006, with two one-year extension options	—	6,955
Mortgage note payable secured by four hotel properties, matures October 11, 2022, with an optional prepayment date of October 11, 2009, at an interest rate of 8.76%, with principal and interest payments due monthly of approximately $156,000, and including a remaining premium of approximately $2.1 million	19,004	—
Mortgage note payable secured by seven hotel properties, matures September 11, 2008, with an optional prepayment date of March 11, 2008, at an interest rate of 6.45%, with principal and interest payments due monthly of approximately $571,000, and including a remaining premium of approximately $1.0 million	83,637	—
Mortgage note payable secured by four hotel properties, matures December 7, 2010, with an optional prepayment date of June 7, 2010, at an interest rate of 6.73%, with principal and interest payments due monthly of approximately $221,000, and including a remaining premium of approximately $0.9 million	32,111	—

Total	$801,472	$300,754

At June 30, 2005 and December 31, 2004, LIBOR was 3.34% and 2.40%, respectively.
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
On March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio, the Company assumed approximately $164.7 million in mortgage notes payable, of which approximately $14.7 million was repaid immediately. The debt assumed relates to the $19.0 million, $83.6 million, and $32.1 million mortgages outstanding at June 30, 2005 as shown in the above table. The Company originally recorded such debt at a premium of approximately $5.7 million as the fixed interest rates on such debt exceed current interest rates that the Company would otherwise incur on similar financial instruments. The debt premium is amortized as an adjustment to interest expense over the terms of the related debt instruments using the effective interest method, which resulted in a reduction to interest expense of approximately $195,000 and $270,000 during the three and six months ended June 30, 2005, respectively. In addition, the $19.0 million mortgage shown in the above table was reduced by an $18.2 million payment made by the Company on March 30, 2005, which generated a loss on early extinguishment of debt of approximately $2.3 million. The loss on early extinguishment of debt is net of the write-off of the related portion of the debt premium of approximately $1.4 million.
On June 17, 2005, the Company executed a $370.0 million mortgage loan, as shown in the above table, which is secured by 30 hotel properties, at a fixed interest rate of 5.32%, which matures July 1, 2015, requires monthly interest-only payments through July 1, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule, and includes certain prepayment restrictions and fees.
During the six months ended June 30, 2005, the Company completed draws on its $60.0 million credit facility, due August 17, 2007, of $15.0 million, $20.0 million, $15.0 million, and $10.0 million on March 16, 2005, March 22, 2005, April 27, 2005, and June 2, 2005, respectively. On April 15, 2005, the Company paid down this credit facility by $20.0 million.
During the six months ended June 30, 2005, the Company paid down approximately $3.5 million of its $45.6 million credit facility, due July 13, 2007, in connection with the partial payoff of one of the mezzanine notes receivable securing the facility.
In addition, the Company’s $6.3 million mortgage note payable, due January 1, 2006, and its $11.6 million mortgage note payable, due April 1, 2011, both require decreasing prepayment penalties through maturity. The Company’s $32.1 million mortgage note payable, due December 7, 2010, requires prepayment penalties through March 11, 2008.
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
As of June 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes, and currently does not have any derivatives that are not designated as hedges.
At June 30, 2005, derivatives with a fair value of approximately $875,000 were included in other assets, and derivatives with a fair value of approximately $22,000 were included in other liabilities. During the six months ended June 30, 2005, the change in net unrealized gains of approximately $232,000 for derivatives designated as cash flow hedges is separately disclosed as accumulated other comprehensive income in the consolidated statement of owners’ equity. During the six months ended June 30, 2005, no hedge ineffectiveness was recognized.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the three and six months ended June 30, 2005, the change in net unrealized gains/losses on cash flow hedges reflects a reclassification of approximately $201,000 and $277,000, respectively, from accumulated other comprehensive income to a reduction in interest expense. During the next twelve months, the Company estimates that approximately $709,000 will be reclassified from accumulated other comprehensive income existing at June 30, 2005 to a reduction to interest expense.
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
On May 19, 2004, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2005. These shares vested immediately, and the value of these shares was charged to compensation expense over the year of service on a straight-line basis based on the closing price on the date of issuance of $8.90 per share.
On March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executives and certain employees. These shares vest over three years, and the value of the shares is charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.04 per share.
On May 12, 2005, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2006. These shares vested immediately, and the value of these shares is charged to compensation expense over the year of service on a straight-line basis based on the closing price on the date of issuance of $10.24 per share.
For the three and six months ended June 30, 2005, the Company recognized compensation expense of approximately $912,000 and $1.5 million, respectively, related to these shares. For the three and six months ended June 30, 2004, the Company recognized compensation expense of approximately $592,000 and $1.2 million, respectively, related to these shares.
10. Capital Stock
Preferred Stock - In accordance with the Company’s charter, the Company is authorized to issue 50 million shares of preferred stock, which includes both Series A cumulative preferred stock and Series B cumulative convertible redeemable preferred stock.
On December 27, 2004, the Company entered into a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement (“purchase agreement”) with a financial institution for the sale of up to $75.0 million in Series B cumulative convertible redeemable preferred stock. Pursuant to this purchase agreement, on June 15, 2005, the Company sold the financial institution the remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares. The initial sale of 993,049 shares of Series B cumulative convertible redeemable preferred stock for approximately $10.0 million, or $10.07 per share, occurred on December 30, 2004.
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
On April 5, 2005, in a follow-on public offering, the Company issued 5,000,000 shares of its common stock at $10.25 per share, which generated gross proceeds of approximately $51.3 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $49.3 million. On May 4, 2005, the Company issued an additional 182,100 shares of its common stock pursuant to an over-allotment option granted to the underwriters, which generated additional proceeds of approximately $1.8 million. The net proceeds were used for the origination of a mezzanine notes receivable of approximately $8.0 million on April 18, 2005, the origination of a mezzanine notes receivable of approximately $8.5 million on May 27, 2005, to partially fund the acquisition of a 30-property hotel portfolio on June 17, 2005, and for general corporate purposes.
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
As of June 30, 2005 and December 31, 2004, these units of limited partnership interest represent a 21.00% and 19.11% minority interest ownership, respectively. Beginning one year after issuance, each unit of limited partnership interest may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion. To date, no units of limited partnership interest have been redeemed.

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
Under these agreements and agreements with other hotel managers, the Company incurred the following amounts during the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Management fees (a) (b)	$2,416	$702	$3,873	$1,283
Market service and project management fees	797	53	968	149
Other reimbursements (c)	463	199	716	373

Total	$3,676	$954	$5,557	$1,805

(a)	For the three months ended June 30, 2005 and 2004, the above table includes management fees of approximately $718,000 and $92,000, respectively, related to third party managers who are not related parties. For the six months ended June 30, 2005 and 2004, the above table includes management fees of approximately $1.3 million and $169,000, respectively, related to third party managers who are not related parties. As of June 30, 2005, these third parties manage 49 of the Company’s 79 hotels. For the three months ended June 30, 2005 and 2004, the Company also accrued incentive fees to related parties of approximately $640,000 and $109,000, respectively. For the six months ended June 30, 2005 and 2004, the Company accrued incentive fees to related parties of approximately $640,000 and $109,000, respectively.

(b)	For the three and six months ended June 30, 2005, approximately $99,000 and $139,000, respectively, included in income (loss) from discontinued operations is not included in this table.

(c)	For the three and six months ended June 30, 2005, approximately $72,000 and $87,000, respectively, included in income (loss) from discontinued operations is not included in this table.
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
In addition to the above, these related-party affiliates also fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, and travel. Such charges are allocated to the Company based on various methodologies, including headcount, office space, usage, and actual amounts incurred, and are reimbursed by the Company monthly. For the three months ended June 30, 2005 and 2004, such costs were approximately $310,000 and $231,000, respectively. For the six months ended June 30, 2005 and 2004, such costs were approximately $597,000 and $601,000, respectively.
On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million. The $250.0 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units. Company management received 100% of their net consideration for the acquisition in the form of limited partnership units, whereas the third parties received 50% of their consideration in limited partnership units and 50% in cash. The 21 acquired hotels were among the 27 hotel properties for which the Company provided asset management and consulting services for a related-party affiliate, and the remaining six hotels for which the Company provided such services have either been sold or are currently being marketed for sale. In connection with the acquisition of the 21 hotel properties and any subsequent sale of the remaining six properties, the asset management and consulting agreements for these properties were or will be terminated, and the Company will no longer receive any fees under the terminated agreements. The exact amount of consideration due the Company under any remaining asset management and consulting agreements is contingent upon revenue generated by the hotels underlying the asset management and consulting agreements. However, the Company does not expect the remaining six hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement. Pursuant to a guarantee executed in connection with the Company’s IPO, the related-party affiliate will continue to guarantee a minimum annual fee of approximately $1.2 million for approximately five years following the Company’s IPO. In addition, related to this acquisition, the Company’s Board of Directors formed a Special Committee solely comprised of independent directors to evaluate this transaction. On April 6, 2005, the Special Committee was paid $195,000 related to their services. In connection with their services, the Special Committee retained independent advisors to review, evaluate, and negotiate the transaction, which the Special Committee unanimously approved.
13. Commitments and Contingencies
Restricted Cash - Under existing debt agreements, the Company is obligated to escrow payments for insurance, real estate taxes, and debt service. In addition, for certain properties with debt, the Company is obligated to escrow 4% of gross revenue for capital improvements.

Franchise Fees - Under existing franchise agreements, the Company is obligated to pay the franchisors royalty fees between 2.5% and 5% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire beginning in 2011 through 2024. When a franchise term expires, the franchisor has no obligation to issue a new franchise. The termination of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel due to the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The termination of a franchise could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.
Management Fees - Under existing management agreements, the Company is obligated to pay a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as an annual incentive management fee, if applicable, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire beginning in 2006 through 2025, with renewal options on those related to related parties of up to twenty-five additional years. In addition, if the Company terminates a management agreement related to one of its initial properties prior to its expiration due to sale of the property, it may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to an initial property or a hotel acquired after the Company’s formation for reasons other than sale of the property, it may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel. In connection with the 21-property acquisition completed March 16, 2005, the related party managing these hotels waived the management agreement termination fees associated with the eight hotel properties included in income (loss) from discontinued operations on the consolidated statements of operations for the three and six months ended June 30, 2005.
Common Stock Dividends - On March 9, 2005, the Company declared a cash dividend of approximately $7.6 million, or $0.16 per diluted share, for common stockholders and units of limited partnership of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared a cash dividend of approximately $9.0 million, or $0.17 per diluted share, for common stockholders and units of limited partnership of record on June 30, 2005, which was paid July 15, 2005. Of the total cash dividends declared during the six months ended June 30, 2005, common stockholders and unit holders received approximately $12.9 million and $3.7 million, respectively.
Series A Preferred Stock Dividends - On March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on June 30, 2005, which was paid July 15, 2005.
Series B Preferred Stock Dividends - On March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred stockholders of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared a cash dividend of approximately $364,000, or $0.17 per diluted share, for Series B preferred stockholders of record on June 30, 2005, which was paid July 15, 2005.
Equity Issuances - On December 27, 2004, the Company executed a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement (“purchase agreement”) for the sale of $75.0 million of Series B cumulative convertible redeemable preferred stock of the Company to a financial institution. Under the purchase agreement, 993,049 shares of Series B preferred stock were issued December 30, 2004 for approximately $10.0 million and 6,454,816 shares of Series B preferred stock were issued June 15, 2005 for approximately $65.0 million. Pursuant to this purchase agreement and subsequent amendment, the financial institution had certain participation rights with respect to certain sales of equity securities by the Company. Based on these participation rights and the Company’s follow-on common stock offering completed on January 20, 2005, the financial institution had the option to purchase up to 2,070,000 shares of the Company’s common stock for $9.139 per share, which occurred on July 1, 2005. The participation rights granted to this financial institution expired July 16, 2005.
Insurance Losses - On January 30, 2005, the Company’s Sheraton hotel in Philadelphia, Pennsylvania, experienced a fire that resulted in extensive water damage to several of its floors. The entire hotel was subsequently closed for two weeks, and certain areas remained closed for several weeks thereafter. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of this fire. The Company currently estimates its property damage and business-interruption losses at approximately $1.0 million and $250,000, respectively. As of June 30, 2005, the Company had accrued approximately $25,000 related to this incident, which represents the Company’s insurance deductible and its estimated total loss on this claim.
Acquisition Contingency - On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus a contingent component based on the 2004 performance of the four acquired hotels to be paid, if earned, no later than April 30, 2005. In April 2005, the Company paid the seller approximately $396,000 in settlement of this contingency.
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

14. Supplemental Cash Flow Information
During the six months ended June 30, 2005 and 2004, interest paid was approximately $9.1 million and $2.3 million, respectively.
During the six months ended June 30, 2005, the Company recorded the following non-cash transactions: a) on June 15, 2005, the Company declared a cash dividend of approximately $9.0 million, or $0.17 per diluted share, for common stockholders and units of limited partnership of record on June 30, 2005, which was paid July 15, 2005, b) on June 15, 2005, the Company declared a cash dividend of approximately $364,000, or $0.17 per diluted share, for Series B preferred stockholders of record on June 30, 2005, which was paid July 15, 2005, c) on June 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on June 30, 2005, which was paid July 15, 2005, d) on March 16, 2005, the Company assumed approximately $164.7 million in mortgage debt related to the acquisition of a 21-property hotel portfolio and recognized a debt premium of approximately $5.7 million, e) on March 16, 2005, the Company issued 4,994,150 units of limited partnership interest related to the acquisition of a 21-property hotel portfolio, f) on March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executives and certain employees, g) on March 30, 2005, in connection with the early extinguishment of debt, the Company wrote-off the related portion of the debt premium of approximately $1.4 million, h) on May 12, 2005, the Company issued 10,000 shares of common stock to its directors, and i) on June 15, 2005, the Company sold a financial institution 6,454,816 shares of Series B cumulative convertible redeemable preferred stock and recognized a preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 preferred stock conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred stock.
During the six months ended June 30, 2004, the Company recorded the following non-cash transactions: a) on June 16, 2004, the Company declared a cash dividend of approximately $3.2 million, or $0.10 per fully-diluted share, for stockholders and holders of units of limited partnership of record on June 30, 2004, to be paid on July 15, 2004, b) on March 15, 2004, the Company issued 70,400 shares of restricted common stock to its executives and certain employees, c) on April 1, 2004, the Company assumed approximately $15.7 million in mortgage debt related to the acquisition of a hotel property, d) on April 1, 2004, the Company issued 106,675 units of limited partnership interest related to the acquisition of a hotel property, e) on May 17, 2004, the Company assumed approximately $6.8 million in mortgage debt related to the acquisition of a hotel property, and f) on May 19, 2004, the Company issued 10,000 shares of common stock to its directors.
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

For the three months ended June 30, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$78,198	$3,114	$—	$81,312

Operating expenses	55,462	—	—	55,462
Depreciation and amortization	5,849	—	—	5,849
Corporate general and administrative	—	—	3,224	3,224

Operating income (loss)	16,887	3,114	(3,224)	16,777

Interest income	—	—	180	180
Interest expense	—	—	(6,750)	(6,750)
Amortization of loan costs	—	—	(1,040)	(1,040)

Income (loss) before minority interest and provision for income taxes	16,887	3,114	(10,834)	9,167

Provision for income taxes	—	—	(219)	(219)
Minority interest	—	—	(1,890)	(1,890)

Net income (loss) from continuing operations	$16,887	$3,114	$(12,943)	$7,058

Income from discontinued operations, net				6

Net income				$7,064

For the three months ended June 30, 2004, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$23,807	$2,027	$—	$25,834

Operating expenses	16,450	—	—	16,450
Depreciation and amortization	2,197	—	—	2,197
Corporate general and administrative	—	—	3,100	3,100

Operating income (loss)	5,160	2,027	(3,100)	4,087

Interest income	—	—	39	39
Interest expense	—	—	(1,638)	(1,638)
Amortization of loan costs	—	—	(259)	(259)

Income (loss) before minority interest and provision for income taxes	5,160	2,027	(4,958)	2,229

Provision for income taxes	—	—	(157)	(157)
Minority interest	—	—	(378)	(378)

Net income (loss)	$5,160	$2,027	$(5,493)	$1,694

For the six months ended June 30, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$124,610	$5,662	$—	$130,272

Operating expenses	88,198	—	—	88,198
Depreciation and amortization	10,140	—	—	10,140
Corporate general and administrative	—	—	6,523	6,523

Operating income (loss)	26,272	5,662	(6,523)	25,411

Interest income	—	—	457	457
Interest expense	—	—	(10,774)	(10,774)
Amortization of loan costs	—	—	(1,987)	(1,987)
Write-off of loan costs	—	—	(151)	(151)
Loss on debt extinguishment	—	—	(2,257)	(2,257)

Income (loss) before minority interest and provision for income taxes	26,272	5,662	(21,235)	10,699

Benefit from income taxes	—	—	22	22
Minority interest	—	—	(2,194)	(2,194)

Net income (loss) from continuing operations	$26,272	$5,662	$(23,407)	$8,527

Loss from discontinued operations, net				(12)

Net income				$8,515

For the six months ended June 30, 2004, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$42,274	$2,871	$—	$45,145

Operating expenses	30,045	—	—	30,045
Depreciation and amortization	3,959	—	—	3,959
Corporate general and administrative	—	—	5,607	5,607

Operating income (loss)	8,270	2,871	(5,607)	5,534

Interest income	—	—	131	131
Interest expense	—	—	(2,410)	(2,410)
Amortization of loan costs	—	—	(349)	(349)

Income (loss) before minority interest and provision for income taxes	8,270	2,871	(8,235)	2,906

Provision for income taxes	—	—	(157)	(157)
Minority interest	—	—	(500)	(500)

Net income (loss)	$8,270	$2,871	$(8,892)	$2,249

As of June 30, 2005 and December 31, 2004, aside from the Company’s $101.9 million and $79.7 million portfolio of notes receivable, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the three and six months ended June 30, 2005 and 2004, all capital expenditures incurred by the Company relate to the direct hotel investments segment.
16. Business Combinations
On March 24, 2004, the Company acquired a Marriott Residence Inn hotel property in Lake Buena Vista, Florida, from JHM Ruby Lake Hotel, Ltd. for approximately $25.6 million in cash. Annualized revenue of the acquired hotel is approximately $5.8 million. The Company used proceeds from borrowings to fund this acquisition.

On April 1, 2004, the Company acquired the Sea Turtle Inn hotel property in Atlantic Beach, Florida, from Huron Jacksonville Limited Partnership for approximately $23.1 million, which consisted of approximately $6.3 million in cash, approximately $15.7 million in assumed mortgage debt, and approximately $1.1 million worth of limited partnership units, which equates to 106,675 units based on the market price of the Company’s common stock on the date of issuance. Annualized revenue of the acquired hotel is approximately $9.1 million. The Company used proceeds from borrowings to fund this acquisition.
On May 17, 2004, the Company acquired a SpringHill Suites hotel property in Baltimore, Maryland, from The Buccini/Pollin Group for approximately $15.9 million, which consisted of approximately $9.1 million in cash and approximately $6.8 million in assumed mortgage debt. Annualized revenue of the acquired hotel is approximately $3.9 million. The Company used proceeds from borrowings to fund this acquisition.
On July 7, 2004, the Company acquired a Sheraton hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. Annualized revenue of the acquired hotel is approximately $9.0 million, while the adjacent office building has one tenant with nominal operations. The Company used proceeds from borrowings to fund this acquisition.
On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus approximately $396,000 paid in April 2005 pursuant to a post-acquisition contingency. Annualized revenues of these four hotel properties are approximately $7.8 million. The Company used proceeds from borrowings to fund the acquisition of these properties.
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
On October 1, 2004, the Company acquired the Hyatt Orange County hotel property in Anaheim, California, from Atrium Plaza, LLC for approximately $81.0 million in cash, inclusive of the seller’s commitment to fund a $6.0 million renovation, which was completed in December 2004. Annualized revenue of the acquired hotel is approximately $27.8 million. The Company used proceeds from borrowings and from the issuance of Series A preferred stock on September 22, 2004 to fund this acquisition.
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
On March 22, 2005, the Company acquired the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million in cash. Annualized revenues of this hotel property are approximately $7.7 million. The Company used proceeds from borrowings and its follow-on public offering on January 20, 2005 to fund this acquisition.
On June 17, 2005, the Company acquired a 30-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $465.0 million in cash. Annualized revenues of these 30 hotels are approximately $120.5 million. To fund this acquisition, the Company used proceeds from several sources, including: its $370.0 million mortgage loan executed on June 17, 2005, approximately $65.0 million from the issuance of 6,454,816 shares of Series B convertible redeemable preferred stock to a financial institution on June 15, 2005, and cash remaining from its follow-on public offering on April 5, 2005.
In connection with these acquisitions, the accompanying consolidated financial statements include the results of the acquired hotels since the acquisition dates, all purchase prices were the result of arms’ length negotiations, the Company did not assign any value to goodwill or other intangible assets, and purchase price allocations related to certain acquisitions completed within the last year are preliminary subject to further internal review and third-party appraisals.

The following unaudited pro forma statements of operations for the six months ended June 30, 2005 and 2004 are based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the periods presented (in thousands, except share and per share amounts):

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)

Total revenues	$215,023	$191,569

Operating expenses	166,598	154,592

Operating income	48,425	36,977

Interest income	457	131
Interest expense and amortization and write-off of loan costs	(24,221)	(22,640)
Loss on debt extinguishment	(2,257)	(349)

Income before minority interest and income taxes	22,404	14,119

Provision for income taxes	(4,339)	(3,383)
Minority interest	(3,817)	(2,269)

Income from continuing operations	14,248	8,467

Loss from discontinued operations	(536)	(65)
Income taxes related to discontinued operations	—	—

Net income	13,712	8,402

Preferred dividends	(4,124)	(4,124)

Net income available to common shareholders	$9,588	$4,278

Basic and diluted:
Income from continuing operations per share available to common shareholders	$0.24	$0.11

Loss from discontinued operations per share	$(0.01)	$(0.01)

Net income per share available to common shareholders	$0.23	$0.10

Weighted average shares outstanding:	40,826,774	40,822,602

17. Subsequent Events
On July 1, 2005, the Company issued 2,070,000 shares of its common stock to a financial institution for $9.139 per share, which generated proceeds of approximately $18.9 million. Regarding this common stock issuance, on December 27, 2004, the Company executed a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement (“purchase agreement”) for the sale of $75.0 million of Series B cumulative convertible redeemable preferred stock of the Company to a financial institution. Under the purchase agreement, 993,049 shares of Series B preferred stock were issued December 30, 2004 for approximately $10.0 million and 6,454,816 shares of Series B preferred stock were issued June 15, 2005 for approximately $65.0 million. Pursuant to this purchase agreement and subsequent amendment, the financial institution had certain participation rights with respect to certain sales of equity securities by the Company. Based on these participation rights and the Company’s follow-on common stock offering completed on January 20, 2005, the financial institution had the option to purchase up to 2,070,000 shares of the Company’s common stock for $9.139 per share. The participation rights granted to this financial institution expired July 16, 2005.
On July 12, 2005, the Company originated a mezzanine loan receivable of approximately $5.6 million with an interest rate of LIBOR plus 9.5%, maturing July 2008 with a one-year extension option based on the financial performance of the underlying hotel, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule, and prepayment prohibited through July 2006.
On August 3, 2005, the Company completed a draw on its $60.0 million credit facility, due August 17, 2007, of $10.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS:
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of the federal securities laws. Ashford Hospitality Trust, Inc. (the “Company” or “we” or “our” or “us”) cautions investors that any forward-looking statements presented herein, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions at that time. Throughout this report, words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result,” and other similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, said statements are not guarantees of future performance and are impacted by actual events that occur after such statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time those statements were made, to anticipate future results or trends.
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
EXECUTIVE OVERVIEW:
We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of June 30, 2005, we owned 79 hotels and approximately $101.9 million of mezzanine loans receivable. Six of these hotels were contributed upon our formation, nine of these hotels were acquired in the fourth quarter of 2003, 18 of these hotels were acquired during 2004, 16 of these hotels were acquired in the first quarter of 2005 (of which two hotels are considered held for sale and included in discontinued operations), and 30 of these hotels were acquired in the second quarter of 2005. However, results of operations related to the 30 hotels acquired in the second quarter of 2005 are not included in the Company’s consolidated statement of operations for the six months ended June 30, 2005 as discussed below. In addition, all of the loans receivable were originated or acquired since November 26, 2003. The 30 hotel properties acquired since April 1, 2004 that are included in continuing operations contributed approximately $52.5 million and $11.9 million to our total revenue and operating income, respectively, for the three months ended June 30, 2005, and approximately $582,000 and $119,000 to our total revenue and operating income, respectively, for the three months ended June 30, 2004. The 32 hotel properties acquired since 2003 that are included in continuing operations contributed approximately $83.3 million and $18.1 million to our total revenue and operating income, respectively, for the six months ended June 30, 2005, and approximately $5.2 million and $1.4 million to our total revenue and operating income, respectively, for the six months ended June 30, 2004.
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
Throughout 2004 and the first half of 2005, strong economic growth in the United States economy combined with improved business demand led to the strong RevPar growth throughout the lodging industry. For the remainder of 2005, forecasts for the lodging industry continue to be favorable as U.S. Gross Domestic Product (“GDP”) is forecast to continue to expand.
RESULTS OF OPERATIONS:
Marriott International, Inc. (“Marriott”) manages 30 of the Company’s properties, which were acquired June 17, 2005. For these 30 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 30 Marriott-managed hotels, the second quarter of 2005 ended on June 17. As a result, the Company’s consolidated statements of operations for the three and six months ended June 30, 2005 does not contain operating results related to these hotels.
RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate (“ADR”) charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels. RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
The following table illustrates the key performance indicators for the three and six months ended June 30, 2005 and 2004 for the 17 hotels and 15 hotels we’ve owned throughout the comparative three and six months periods presented, respectively (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Comparative Hotels (17 and 15 properties for quarter and year-to-date comparative periods, respectively):
Room revenues	$21,136,991	$19,073,431	$34,853,235	$31,002,461
RevPar	$83.46	$75.31	$80.91	$71.57
Occupancy	78.02%	72.83%	76.09%	70.20%
ADR	$106.97	$103.41	$106.33	$101.95
The following table reflects key line items from our consolidated statements of operations for the three months ended June 30, 2005 and 2004 (in thousands, unaudited):

	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	June 30, 2005	June 30, 2004	2004 to 2005

Total revenue	$81,312	$25,834	$55,478

Total hotel expenses	51,584	15,026	(36,558)

Property taxes, insurance, and other	3,878	1,424	(2,454)
Depreciation and amortization	5,849	2,197	(3,652)
Corporate general and administrative	3,224	3,100	(124)

Operating income	16,777	4,087	12,690

Interest income	180	39	141
Interest expense	(6,750)	(1,638)	(5,112)
Amortization of loan costs	(1,040)	(259)	(781)
Provision for income taxes	(219)	(157)	(62)
Minority interest	(1,890)	(378)	(1,512)
Income from discontinued operations, net	6	—	6

Net income	$7,064	$1,694	$5,370

The following table reflects key line items from our consolidated statements of operations for the six months ended June 30, 2005 and 2004 (in thousands, unaudited):

	Six Months	Six Months	Favorable (Unfavorable)
	Ended	Ended	Change
	June 30, 2005	June 30, 2004	2004 to 2005

Total revenue	$130,272	$45,145	$85,127

Total hotel expenses	81,747	27,434	(54,313)

Property taxes, insurance, and other	6,451	2,610	(3,841)
Depreciation and amortization	10,140	3,959	(6,181)
Corporate general and administrative	6,523	5,608	(915)

Operating income	25,411	5,534	19,877

Interest income	457	131	326
Interest expense	(10,774)	(2,410)	(8,364)
Amortization of loan costs	(1,987)	(349)	(1,638)
Write-off of loan costs	(151)	—	(151)
Loss on debt extinguishment	(2,257)	—	(2,257)
Benefit from (provision for) income taxes	22	(157)	179
Minority interest	(2,194)	(500)	(1,694)
Loss from discontinued operations, net	(12)	—	(12)

Net income	$8,515	$2,249	$6,266
Comparison of the Three Months Ended June 30, 2005 and June 30, 2004
Revenue. Total revenue for the three months ended June 30, 2005 increased approximately $55.5 million or 214.7% to approximately $81.3 million from total revenue of approximately $25.8 million for the three months ended June 30, 2004, primarily due to approximately $51.9 million in revenues attributable to the 30 hotel properties acquired since April 1, 2004 that are included in continuing operations, approximately $1.1 million increase in interest income earned on the Company’s $101.9 million mezzanine loans receivable portfolio, of which approximately $30.3 million was acquired since March 31, 2004, and approximately $2.5 million increase in revenues for comparable hotels, primarily due to increases in room revenues.
Room revenues at comparable hotels for the three months ended June 30, 2005 increased approximately $2.1 million or 10.8% compared to the same quarter of 2004, primarily due to an increase in RevPar from $75.31 to $83.46, which consisted of a 3.4% increase in ADR and a 7.1% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. The most significant RevPar increases were experienced at the Syracuse Embassy Suites, Phoenix Embassy Suites, Covington Radisson, Dayton Doubletree, Lawrenceville Hampton Inn, and Mobile Homewood Suites. In addition to improved market conditions, these hotels benefited from the following:
•	renovations were completed at the Syracuse Embassy Suites, Phoenix Embassy Suites, and Dayton Doubletree in 2004, which generated increased occupancy in 2005,

•	the Covington Radisson was successful in increasing room-night contracts in 2005, and

•	the Lawrenceville Hampton Inn in Georgia and the Mobile Homewood Suites in Alabama both experienced significant RevPar increases consistent with substantial improvements in those market areas.
Food and beverage revenues at comparable hotels for the three months ended June 30, 2005 increased approximately $327,000 or 10.6% compared to the second quarter of 2004. Food and beverage revenues increased at several hotels due to increases in occupancy, which is consistent with the increase in room revenues.
Other revenues at comparable hotels for the three months ended June 30, 2005 also increased compared to the second quarter of 2004 due to increases in occupancy.
Interest income from notes receivable increased to approximately $3.1 million for the three months ended June 30, 2005 compared to approximately $2.0 million for the second quarter of 2004 due to the mezzanine loans receivable portfolio of approximately $101.9 million at June 30, 2005, of which approximately $30.3 million was acquired since March 31, 2004.
Asset management fees were approximately $310,000 for the three months ended June 30, 2005 compared to approximately $340,000 for the second quarter of 2004. Regarding the acquisition of the 21-property hotel portfolio, completed on March 16, 2005, these 21 hotels were among the 27 hotel properties for which the Company provided asset management and consulting services for an affiliate. In connection with the acquisition, the asset management and consulting agreements for these properties were terminated, and the Company no longer receives any fees under the terminated agreements. Although the Company does not expect the remaining six hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement, the affiliate, pursuant to the agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million for approximately five years following the Company’s IPO.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $36.6 million or 243.3% for the three months ended June 30, 2005 compared to the second quarter of 2004, primarily due to approximately $34.5 million of expenses associated with the 30 hotel properties acquired since April 1, 2004 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $2.1 or 14.2% for the three months ended June 30, 2005 compared to the second quarter of 2004, primarily due to increases in rooms and indirect expenses.
Rooms expense at comparable hotels increased approximately $627,000 or 14.9% for the three months ended June 30, 2005 compared to the second quarter of 2004 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the three months ended June 30, 2005 compared to the second quarter of 2004 also increased, which is consistent with the increase in food and beverage revenues and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $1.1 million or 15.3% for the three months ended June 30, 2005 compared to the second quarter of 2004. Indirect expenses increased as a result of:
•	increased general and administrative expenses due to increased headcount at certain hotels in 2005,

•	increased franchise fees due to increased room revenues at certain hotels in 2005, and

•	increased repairs and maintenance expense due to unexpected repairs and snow-removal services incurred at certain hotels in 2005.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $2.5 million or 172.3% for the three months ended June 30, 2005 compared to the second quarter of 2004, due to approximately $2.4 million of expenses associated with the 30 hotel properties acquired since April 1, 2004 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense in the second quarter of 2005 increased approximately $43,000 when compared to the second quarter of 2004, primarily due to increased property tax rates at certain hotels.
Depreciation and Amortization. Depreciation and amortization increased approximately $3.7 million or 166.2% for the three months ended June 30, 2005 compared to the second quarter of 2004, primarily due to approximately $3.3 million of depreciation associated with the 30 hotel properties acquired since April 1, 2004 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $359,000 in the second quarter of 2005 compared to the second quarter of 2004 as a result of capital improvements made at several comparative hotels since the second quarter of 2004.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $3.2 million for the three months ended June 30, 2005 compared to approximately $3.1 million for the second quarter of 2004, primarily due to an increase in non-cash expenses associated with the amortization of employee stock grants from approximately $592,000 in the second quarter of 2004 compared to approximately $912,000 for the second quarter of 2005. As a percentage of total revenue, however, corporate general and administrative expense decreased from approximately 12.0% during the second quarter of 2004 to approximately 4.0% for the second quarter of 2005 due to corporate synergies inherent in overall growth.
Operating Income. Operating income increased approximately $12.7 million to approximately $16.8 million for the three months ended June 30, 2005 from approximately $4.1 million for the three months ended June 30, 2004 a result of the aforementioned operating results.
Interest Income. Interest income increased approximately $141,000 from approximately $39,000 for the three months ended June 30, 2004 to approximately $180,000 for the three months ended June 30, 2005, primarily due to interest earned on funds received from borrowings and equity offerings during the second quarter of 2005 in excess of interest earned on funds received from the Company’s IPO and subsequent borrowings during the second quarter of 2004.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $5.9 million from approximately $1.9 million for the three months ended June 30, 2004 to approximately $7.8 million for the three months ended June 30, 2005. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and the overall increase in average interest rates incurred.
Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended June 30, 2005 and 2004, the provision for income taxes of approximately $219,000 and $157,000, respectively, relates to the net income (loss) associated with Ashford TRS.
Minority Interest. Minority interest was a reduction to net income of approximately $1.9 million for the three months ended June 30, 2005 compared to a reduction to net income of approximately $378,000 for the second quarter of 2004. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.
Income from Continuing Operations. Income from continuing operations was approximately $7.1 million for the three months ended June 30, 2005 and approximately $1.7 million for the three months ended June 30, 2004, which represents an increase of approximately $5.4 million as a result of the aforementioned operating results.
Income from Discontinued Operations, Net. On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of June 30, 2005, the Company had sold six of these properties and secured contracts for the sale of the remaining two properties. The Company initially allocated approximately $36.0 million of the total purchase price to these eight hotel properties, of which approximately $10.8 million remains in assets held for sale on the consolidated balance sheet at June 30, 2005 related to the estimated carrying values of the two remaining properties. No significant gain or loss or adverse tax consequences have been or are expected to result from the sales of these properties. The results of operations related to these eight hotels prior to each hotel’s sale are classified as discontinued operations, and represent net income of approximately $6,000 for the three months ended June 30, 2005. During the second quarter of 2004, the Company did not have operations classified as discontinued operations.
Net Income. Net income was approximately $7.1 million for the three months ended June 30, 2005 compared to approximately $1.7 million for the three months ended June 30, 2004, which represents an increase of approximately $5.4 as a result of the aforementioned operating results.
Preferred Dividends. On June 15, 2005, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on June 30, 2005, and approximately $364,000, or $0.17 per diluted share, for Series B preferred stockholders of record on June 30, 2005, both of which were paid July 15, 2005. In addition, on June 15, 2005, the Company sold a financial institution its remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred stock. In the second quarter of 2004, no preferred stock was outstanding.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $4.4 million for the three months ended June 30, 2005 compared to approximately $1.7 million for the three months ended June 30, 2004, which represents an increase of approximately $2.7 million as a result of the aforementioned operating results and preferred dividends.
Comparison of the Six Months Ended June 30, 2005 and June 30, 2004
Revenue. Total revenue for the six months ended June 30, 2005 increased approximately $85.1 million or 188.6% to approximately $130.3 million from total revenue of approximately $45.1 million for the six months ended June 30, 2004, primarily due to approximately $78.1 million in revenues attributable to the 32 hotel properties acquired since 2003 that are included in continuing operations, approximately $2.8 million increase in interest income earned on the Company’s $101.9 million mezzanine loans receivable portfolio, of which approximately $91.9 million was acquired since 2003, and approximately $4.3 million increase in revenues for comparable hotels, primarily due to increases in room revenues.
Room revenues at comparable hotels for the six months ended June 30, 2005 increased approximately $3.9 million or 12.4% compared to the same period of 2004, primarily due to an increase in RevPar from $71.57 to $80.81, which consisted of a 4.3% increase in ADR and an 8.4% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. The most significant RevPar increases were experienced at the Syracuse Embassy Suites, Phoenix Embassy Suites, Covington Radisson, Dayton Doubletree, Lawrenceville Hampton Inn, and Mobile Homewood Suites. In addition to improved market conditions, these hotels benefited from the following:
•	renovations were completed at the Syracuse Embassy Suites, Phoenix Embassy Suites, and Dayton Doubletree in 2004, which generated increased occupancy in 2005,

•	the Covington Radisson was successful in increasing business-stay contracts in 2005, and

•	the Lawrenceville Hampton Inn in Georgia and the Mobile Homewood Suites in Alabama both experienced significant RevPar increases consistent with substantial improvements in those areas.
Food and beverage revenues at comparable hotels for the six months ended June 30, 2005 increased approximately $336,000 or 7.9% compared to the same period of 2004. Food and beverage revenues increased at several hotels due to increases in occupancy, which is consistent with the increase in room revenues.
Other revenues at comparable hotels for the six months ended June 30, 2005 also increased compared to the same period of 2004 due to increases in occupancy.
Interest income from notes receivable increased to approximately $5.7 million for the six months ended June 30, 2005 compared to approximately $2.9 million for the same period of 2004 due to the mezzanine loans receivable portfolio of approximately $101.9 million at June 30, 2005, of which approximately $91.9 million was acquired since 2003.
Asset management fees were approximately $648,000 for the six months ended June 30, 2005 compared to approximately $659,000 for the same period of 2004. Regarding the acquisition of the 21-property hotel portfolio, completed on March 16, 2005, these 21 hotels were among the 27 hotel properties for which the Company provided asset management and consulting services for an affiliate. In connection with the acquisition, the asset management and consulting agreements for these properties were terminated, and the Company no longer receives any fees under the terminated agreements. Although the Company does not expect the remaining six hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement, the affiliate, pursuant to the agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million for approximately five years following the Company’s IPO.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $54.3 million or 198.0% for the six months ended June 30, 2005 compared to the same period of 2004, primarily due to approximately $51.8 million of expenses associated with the 32 hotel properties acquired since 2003 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $2.5 million or 10.1% for the six months ended June 30, 2005 compared to the same period of 2004, primarily due to increases in rooms and indirect expenses.

Rooms expense at comparable hotels increased approximately $803,000 or 11.3% for the six months ended June 30, 2005 compared to the same period of 2004 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the six months ended June 30, 2005 compared to the same period of 2004 also increased, which is consistent with the increase in food and beverage revenues and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $1.3 million or 10.1% for the six months ended June 30, 2005 compared to the same period of 2004. Indirect expenses increased as a result of:
•	increased general and administrative expenses due to increased headcount at certain hotels in 2005,

•	increased franchise fees due to increased room revenues at certain hotels in 2005, and

•	increased repairs and maintenance expense due to unexpected repairs and snow-removal services incurred at certain hotels in 2005.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $3.8 million or 147.2% for the six months ended June 30, 2005 compared to the same period of 2004, due to approximately $3.9 million of expenses associated with the 32 hotel properties acquired since 2003 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense in the six months ended June 30, 2005 decreased approximately $113,000 when compared to the same period of 2004, primarily due to decreased insurance and property tax rates.
Depreciation and Amortization. Depreciation and amortization increased approximately $6.2 million or 156.1% for the six months ended June 30, 2005 compared to the same period of 2004, primarily due to approximately $5.6 million of depreciation associated with the 32 hotel properties acquired since 2003 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $563,000 in the six months ended June 30, 2005 compared to the same period of 2004 as a result of capital improvements made at several comparative hotels since June 30, 2004.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $6.5 million for the six months ended June 30, 2005 compared to approximately $5.6 million for the same period of 2004 primarily resulting from an increase in headcount and the related salaries and benefits due to the substantial growth in the Company. As a percentage of total revenue, however, corporate general and administrative expense decreased from approximately 12.4% during the six months ended June 30, 2004 to approximately 5.0% for the same period of 2005 due to corporate synergies inherent in overall growth. For the six months ended June 30, 2005 and 2004, the total includes approximately $1.5 million and $1.2 million, respectively, of non-cash expenses associated with the amortization of employee stock grants.
Operating Income. Operating income increased approximately $19.9 million to approximately $25.4 million for the six months ended June 30, 2005 from approximately $5.5 million for the six months ended June 30, 2004 a result of the aforementioned operating results.
Interest Income. Interest income increased approximately $326,000 from approximately $131,000 for the six months ended June 30, 2004 to approximately $457,000 for the six months ended June 30, 2005, primarily due to interest earned on funds received from borrowings and equity offerings during the first half of 2005 in excess of interest earned on funds received from the Company’s IPO and subsequent borrowings during the same period of 2004.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $10.0 million from approximately $2.8 million for the six months ended June 30, 2004 to approximately $12.8 million for the six months ended June 30, 2005. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and the overall increase in average interest rates incurred.
Write-off of Loan Costs. On January 20, 2005, with proceeds generated from its follow-on public offering, the Company repaid its $15.5 million mortgage note payable, due December 31, 2005, and its $7.0 mortgage note payable, due July 31, 2007. As a result, the Company wrote-off unamortized loan costs of approximately $151,000. During the first half of 2004, there were no write-offs of unamortized loan costs.
Loss on Debt Extinguishment. On March 30, 2005, the Company paid down its mortgage debt, due October 11, 2022, by approximately $18.2 million, which generated a loss on early extinguishment of debt of approximately $2.3 million. The loss on early extinguishment of debt is net of the write-off of the related portion of a debt premium of approximately $1.4 million. During the first half of 2004, there was no loss on debt extinguishments.
Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the six months ended June 30, 2005 and 2004, the benefit from (provision for) income taxes relates to the net income (loss) associated with Ashford TRS.
Minority Interest. Minority interest was a reduction to net income of approximately $2.2 million for the six months ended June 30, 2005 compared to a reduction to net income of approximately $500,000 for the same period of 2004. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.

Income from Continuing Operations. Income from continuing operations was approximately $8.5 million for the six months ended June 30, 2005 and approximately $2.2 million for the six months ended June 30, 2004, which represents an increase of approximately $6.3 million as a result of the aforementioned operating results.
Loss from Discontinued Operations, Net. On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of June 30, 2005, the Company had sold six of these properties and secured contracts for the sale of the remaining two properties. The Company initially allocated approximately $36.0 million of the total purchase price to these eight hotel properties, of which approximately $10.8 million remains in assets held for sale on the consolidated balance sheet at June 30, 2005 related to the estimated carrying values of the two remaining properties. No significant gain or loss or adverse tax consequences have been or are expected to result from the sales of these properties. The results of operations related to these eight hotels prior to each hotel’s sale are classified as discontinued operations, and represent a net loss of approximately $12,000 for the six months ended June 30, 2005. During the first half of 2004, the Company did not have operations classified as discontinued operations.
Net Income. Net income was approximately $8.5 million for the six months ended June 30, 2005 compared to approximately $2.2 million for the six months ended June 30, 2004, which represents an increase of approximately $6.3 million as a result of the aforementioned operating results.
Preferred Dividends. On March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on March 31, 2005, which was paid April 15, 2005. On March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred stockholders of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on June 30, 2005, and approximately $364,000, or $0.17 per diluted share, for Series B preferred stockholders of record on June 30, 2005, both of which were paid July 15, 2005. In addition, on June 15, 2005, the Company sold a financial institution its remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares. During the six months ended June 30, 2004, no preferred stock was outstanding.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $4.5 million for the six months ended June 30, 2005 compared to approximately $2.2 million for the six months ended June 30, 2004, which represents an increase of approximately $2.3 million as a result of the aforementioned operating results and preferred dividends.
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
We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income (loss) as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. We believe that to facilitate a clear understanding of our historical operating results, FFO should be considered along with our net income (loss) and cash flows reported in the consolidated financial statements.
The following table reconciles net income available to common shareholders to FFO available to common shareholders to Adjusted FFO for the three and six months ended June 30, 2005 and 2004 (in thousands, unaudited):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income available to common shareholders	$4,438	$1,694	$4,501	$2,249

Plus real estate depreciation and amortization	5,830	2,181	10,103	3,940
Remove minority interest	1,892	378	2,191	500

FFO available to common shareholders	$12,160	$4,253	$16,795	$6,689

For the three months ended June 30, 2005, FFO was not adjusted to add back the dividends on redeemable preferred stock of approximately $1.4 million. For the six months ended June 30, 2005, FFO was not adjusted to add back the dividends on redeemable preferred stock of approximately $1.6 million and the loss on debt extinguishment of approximately $2.3 million.

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
Cash flows from hotel operations are subject to all operating risks common to the hotel industry, including:
•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern over travel safety.
During the six months ended June 30, 2005, we completed the following significant transactions, which impacted or will impact our cash flow and liquidity:
Business Combinations:
On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million plus certain closing costs. The $250 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units. In addition, the Company has incurred approximately $229,000 in capital improvements related to these properties and anticipates approximately $29.7 million of additional capital improvements. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock on December 30, 2004, from its follow-on public offering on January 20, 2005, and from a $15.0 million draw on its $60.0 million credit facility on March 16, 2005 to fund the acquisition of these properties.
On March 22, 2005, the Company acquired the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million in cash. In addition, the Company plans an additional $2.5 million for future capital improvements. The Company used cash from borrowings and its follow-on public offering on January 20, 2005 to fund this acquisition.
On June 17, 2005, the Company acquired a 30-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $465.0 million in cash. In addition, the Company has incurred approximately $3.9 million in capital improvements related to these properties and anticipates approximately $18.1 million of additional capital improvements. To fund this acquisition, the Company used proceeds from several sources, including: its $370.0 million mortgage loan executed on June 17, 2005, approximately $65.0 million from the issuance of Series B convertible redeemable preferred stock on June 15, 2005, and cash remaining from its follow-on public offering on April 5, 2005.
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
On April 5, 2005, in a follow-on public offering, the Company issued 5,000,000 shares of its common stock at $10.25 per share, which generated gross proceeds of approximately $51.3 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $49.3 million. On May 4, 2005, the Company issued an additional 182,100 shares of its common stock pursuant to an over-allotment option granted to the underwriters, which generated additional proceeds of approximately $1.8 million. The net proceeds were used for the origination of a mezzanine notes receivable of approximately $8.0 million on April 18, 2005, the origination of a mezzanine notes receivable of approximately $8.5 million on May 27, 2005, to partially fund the acquisition of a 30-property hotel portfolio on June 17, 2005, and for general corporate purposes.
On May 19, 2004, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2005. These shares vested immediately, and the value of these shares was charged to compensation expense over the year of service on a straight-line basis based on the closing price on the date of issuance of $8.90 per share.
On June 15, 2005, the Company issued 6,454,816 shares of Series B cumulative convertible redeemable preferred stock at $10.07 per share, which generated gross proceeds of approximately $65.0 million. The proceeds were used to partially fund the acquisition of a 30-property hotel portfolio on June 17, 2005 and for the origination of a mezzanine notes receivable of approximately $4.0 million on June 21, 2005.
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
During the six months ended June 30, 2005, the Company sold six hotel properties for approximately $25.3 million. The Company had acquired these hotels on March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of June 30, 2005, the Company had sold six of these properties, discussed below, and secured contracts related to the sale of the remaining two properties. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.
•	On April 1, 2005, the Company sold a hotel located in Dallas, Texas, for approximately $1.3 million, which is net of nominal closing costs,

•	On April 19, 2005, the Company sold a hotel located in Hyannis, Massachusetts, for approximately $4.6 million, which is net of nominal closing costs,

•	On April 22, 2005, the Company sold a hotel located in Warner Robins, Georgia, for approximately $1.4 million, which is net of nominal closing costs,

•	On June 7, 2005, the Company sold a hotel located in Yarmouth, Massachusetts, for approximately $3.3 million, which is net of nominal closing costs,

•	On June 14, 2005, the Company sold a hotel located in Falmouth, Massachusetts, for approximately $4.4 million, which is net of nominal closing costs, and

•	On June 15, 2005, the Company sold a hotel located in Coral Gables, Florida, for approximately $10.3 million, which is net of nominal closing costs.
Notes Receivable:
On February 8, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, with an interest rate of LIBOR plus 9.13%, maturing February 2007 with three one-year extension options, with interest-only payments through maturity, prepayment prohibited through September 2006, and a prepayment penalty imposed between September 2006 and maturity.
On April 18, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, as shown in the above table, with an interest rate of 14% increasing 1% annually until reaching an 18% maximum, maturing April 2010, with interest-only payments through maturity, and prepayment prohibited through December 2007.
On May 27, 2005, the Company originated a mezzanine loan receivable of approximately $8.5 million, as shown in the above table, with an interest rate of LIBOR plus 9.75%, maturing May 2007 with three one-year extension options, and with interest-only payments through maturity.
On June 21, 2005, the Company originated a mezzanine loan receivable of approximately $4.0 million, as shown in the above table, with an interest rate of 14%, maturing June 2010, and with interest-only payments through maturity.
During the six months ended June 30, 2005, the Company received payments of approximately $6.2 million related to a portion of a mezzanine loan receivable that was secured by eight hotel properties. As a result of these prepayments, its $16.9 million mezzanine loan receivable, secured by 14 hotel properties at December 31, 2004, became the $10.7 million mezzanine loan receivable, secured by six hotel properties at June 30, 2005.
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
On June 17, 2005, the Company executed a $370.0 million mortgage loan, as shown in the above table, which is secured by 30 hotel properties, at a fixed interest rate of 5.32%, which matures July 1, 2015, requires monthly interest-only payments through July 1, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule, and includes certain prepayment restrictions and fees.
During the six months ended June 30, 2005, the Company completed draws on its $60.0 million credit facility of $15.0 million, $20.0 million, $15.0 million, and $10.0 million on March 16, 2005, March 22, 2005, April 27, 2005, and June 2, 2005, respectively. On April 15, 2005, the Company paid down this credit facility by $20.0 million.
During the six months ended June 30, 2005, the Company paid down approximately $3.5 million of its $45.6 million credit facility in connection with the partial payoff of one of the mezzanine notes receivable securing the facility.
Dividends:
On March 9, 2005, the Company declared a cash dividend of approximately $7.6 million, or $0.16 per diluted share, for common stockholders and holders of units of limited partnership of record on March 31, 2005, which was paid April 15, 2005.
On March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred stockholders of record on March 31, 2005, which was paid April 15, 2005.
On March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on March 31, 2005, which was paid April 15, 2005.
On June 15, 2005, the Company declared a cash dividend of approximately $9.0 million, or $0.17 per diluted share, for common stockholders and holders of units of limited partnership of record on June 30, 2005, which was paid July 15, 2005.
On June 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on June 30, 2005, which was paid July 15, 2005.
On June 15, 2005, the Company declared a cash dividend of approximately $364,000, or $0.17 per diluted share, for Series B preferred stockholders of record on June 30, 2005, which was paid July 15, 2005.
Net Cash Flow Provided By Operating Activities. For the six months ended June 30, 2005, net cash flow provided by operating activities of approximately $22.6 million increased approximately $17.2 million from approximately $5.4 million for the first six months of 2004. The increase in net cash flow provided by operating activities was primarily attributable to improved operating income in 2005, which resulted from improved operations at the 15 comparable hotels as well as the 62 hotels acquired since December 2003 included in continuing operations.
Net Cash Flow Used In Investing Activities. For the six months ended June 30, 2005, net cash flow used in investing activities was approximately $548.5 million, which consisted of approximately $28.6 million of acquisitions or originations of mezzanine loans receivable, approximately $541.2 million related to hotel property acquisitions, and approximately $13.3 million of improvements to various hotel properties. These cash outlays were somewhat offset by proceeds of approximately $6.3 million related to payments on notes receivable and approximately $28.2 million related to the sales of six hotel properties and an office building. For the six months ended June 30, 2004, net cash flow used in investing activities was approximately $109.4 million, which consisted of approximately $61.6 million of acquisitions or originations of mezzanine loans receivable, approximately $42.1 million related to the acquisition of three hotel properties, and approximately $5.7 million of improvements to various hotel properties.
Net Cash Flow Provided By Financing Activities. For the six months ended June 30, 2005, net cash flow provided by financing activities was approximately $522.2 million, which represents approximately $60.0 million in draws on the Company’s $60.0 million credit facility, $370.0 million related to a mortgage note completed on July 17, 2005, $145.5 million of net proceeds received from the Company’s follow-on public offerings on January 20, 2005 and April 5, 2005, and $65.0 million in proceeds related to the issuance of Series B cumulative convertible redeemable preferred stock on June 15, 2005, partially offset by approximately $15.2 million of dividends paid, $99.3 million of payments on indebtedness and capital leases, $3.3 million of payments of loan costs, and $607,000 of additional costs related to the issuances of Series B cumulative convertible redeemable preferred stock on December 30, 2004 and June 15, 2005. For the six months ended June 30, 2004, net cash flow provided by financing activities was approximately $56.3 million, which primarily relates to the $60.0 million credit facility completed on February 5, 2004 and approximately $587,000 of draws related to a mortgage note payable, partially offset by approximately $2.2 million of payments of loan costs and $1.9 million of dividends paid.
In general, we are focused exclusively on investing in the hospitality industry across all segments, including direct hotel investments, first mortgages, mezzanine loans, and eventually sale-leaseback transactions. We intend to acquire and, in the appropriate market conditions, develop additional hotels and provide structured financings to owners of lodging properties. We may incur indebtedness to fund any such acquisitions, developments, or financings. We may also incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund the required distributions.

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
SUBSEQUENT EVENTS:
On July 1, 2005, the Company issued 2,070,000 shares of its common stock to a financial institution for $9.139 per share, which generated proceeds of approximately $18.9 million. Regarding this common stock issuance, on December 27, 2004, the Company executed a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement (“purchase agreement”) for the sale of $75.0 million of Series B cumulative convertible redeemable preferred stock of the Company to a financial institution. Under the purchase agreement, 993,049 shares of Series B preferred stock were issued December 30, 2004 for approximately $10.0 million and 6,454,816 shares of Series B preferred stock were issued June 15, 2005 for approximately $65.0 million. Pursuant to this purchase agreement and subsequent amendment, the financial institution had certain participation rights with respect to certain sales of equity securities by the Company. Based on these participation rights and the Company’s follow-on common stock offering completed on January 20, 2005, the financial institution had the option to purchase up to 2,070,000 shares of the Company’s common stock for $9.139 per share. The participation rights granted to this financial institution expired July 16, 2005.
On July 12, 2005, the Company originated a mezzanine loan receivable of approximately $5.6 million with an interest rate of LIBOR plus 9.5%, maturing July 2008 with a one-year extension option based on the financial performance of the underlying hotel, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule, and prepayment prohibited through July 2006.
On August 3, 2005, the Company completed a draw on its $60.0 million credit facility, due August 17, 2007, of $10.0 million.
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
SEASONALITY:
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months. This seasonality pattern causes fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flow from the operations of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
CRITICAL ACCOUNTING POLICIES:
The critical accounting policies which we believe are the most significant to fully understand and evaluate our reported financial results are described below:
Investment in Hotel Properties — The initial properties are stated at the predecessor’s historical cost, net of any impairment charges, plus approximately $8.1 million of minority interest partial step-up recorded upon the Company’s formation related to the acquisition of minority interest from unaffiliated parties associated with four of the initial properties. Hotel properties acquired subsequent to the Company’s formation are stated at cost. All improvements and additions which extend the useful life of hotel properties are capitalized.
Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of such hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel property’s net book value may not be recoverable. In evaluating the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. If an asset were deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.

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
Assets Held For Sale and Discontinued Operations — The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and within one year. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and the Company will not have any significant continuing involvement subsequent to the disposal. For the three and six months ended June 30, 2005, loss from discontinued operations consists entirely of the operating results of eight hotel properties that were acquired March 16, 2005 in connection with the acquisition of a 21-property portfolio, of which six of these properties were sold prior to June 30, 2005 and two of these properties remain classified as assets held for sale at June 30, 2005. Consequently, no significant gain or loss has been or is expected to be recognized related to the sales of these properties.
Notes Receivable — The Company provides mezzanine and first-mortgage financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
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
As of June 30, 2005, our $801.5 million debt portfolio consisted of approximately $290.5 million of outstanding variable-rate debt and approximately $511.0 million of outstanding of fixed-rate debt, with interest rates ranging from 5.32% to 8.76%. As discussed below, $105.0 million of the variable-rate debt was converted to fixed-rate debt via an interest rate swap.
On September 2, 2004, we purchased a 6.0% LIBOR interest rate cap with a $210.0 million notional amount to limit our exposure to rising interest rates on $210.0 million of our floating-rate debt. To partially offset the cost of the purchased cap, we sold a 6.0% LIBOR interest rate cap with a $105.0 million notional amount with terms identical to the purchased cap. Hence, we own a net interest rate cap with a $105.0 million notional amount. Both the purchased and sold interest rate caps mature October 2, 2006.
On September 7, 2004, we entered into a $105.0 million stair-stepped interest rate swap agreement, at an average interest rate of 4.9% over the term of the swap, which matures March 1, 2007. The interest rate swap effectively converts the interest payments on $105.0 million of our floating-rate debt to a fixed rate.
Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Purchased interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when rates are above the cap strike. As of June 30, 2005, derivatives with a fair value of approximately $875,000 were included in other assets, and derivatives with a fair value of approximately $22,000 were included in other liabilities.
For the six months ended June 30, 2005, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of June 30, 2005, net of the $105.0 million notional amount protected by an interest rate swap as of that date, would be approximately $928,000.

As of June 30, 2005, we owned approximately $101.9 million of variable-rate loans receivable. For the six months ended June 30, 2005, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate loans receivable as of June 30, 2005 would be approximately $510,000. We had no other outstanding loans receivable as of June 30, 2005.
As of June 30, 2005, our fixed-rate debt includes a premium of approximately $4.0 million as the fixed interest rates on such debt assumed in our acquisition of a 21-property hotel portfolio on March 16, 2005 exceed current interest rates that we would otherwise incur on similar financial instruments.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2005, it does not consider those exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
We are currently subject to litigation arising in the normal course of our business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we currently have adequate insurance in place to cover any such significant litigation.
ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On December 27, 2004, the Company entered into a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement (“purchase agreement”) with Security Capital Secured Growth Incorporated (“Security Capital”) for the sale of up to $75.0 million in Series B cumulative convertible redeemable preferred stock. Pursuant to the purchase agreement, Security Capital may purchase up to 5,162,000 shares of Series B-1 Preferred Stock of the Company and up to 2,285,865 shares of Series B-2 Preferred Stock of the Company, in each case at a per-share price of $10.07, which was determined using a 20-day average closing price calculated five business days prior to execution of the agreement. On May 3, 2005, at the Company’s 2005 Annual Stockholders’ Meeting, the Company’s stockholders, pursuant to the purchase agreement, approved the future issuance of 2,285,865 shares of Series B-1 Preferred Stock in lieu of Series B-2 Preferred Stock. Accordingly, no shares of Series B-2 Preferred Stock have been or will be issued pursuant to the purchase agreement. Each share of Series B-1 Preferred Stock is convertible, at the option of the holder, at any time into the number of shares of common stock of the Company obtained by dividing $10.07 by the conversion price then in effect. The initial conversion price of the B-1 Preferred Stock is $10.07, subject to certain adjustments, as set forth in the purchase agreement. Additionally, all holders of Series B-1 Preferred Stock are entitled to vote, on an as-converted basis voting as a single class together with the holders of common stock, on all matters to be voted on by the Company’s stockholders.
The Series B-1 Preferred Stock is redeemable for cash at the option of the Company at the liquidation preference, which is set at $10.07, after three years (or two years if certain criteria, as set forth in the purchase agreement, are met). The Series B-1 Preferred Stock is redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur. The Series B-1 preferred dividend for all such shares issued is set at the greater of $0.14 per share, or the prevailing common stock dividend.
On December 30, 2004, the Company sold to Security Capital 993,049 shares of Series B-1 Preferred Stock for $10,000,003, or $10.07 per share, pursuant to the terms of the purchase agreement.
On May 3, 2005, at the Company’s 2005 Annual Stockholders’ Meeting, the Company’s stockholders, pursuant to the purchase agreement, approved the future issuance of 2,285,865 shares of Series B-1 Preferred Stock in lieu of Series B-2 Preferred Stock.
On June 15, 2005, the Company sold to Security Capital 6,454,816 shares of Series B-1 Preferred Stock for $64,999,997, or $10.07 per share, pursuant to the terms of the purchase agreement.

Pursuant to the terms of the purchase agreement, Security Capital had certain participation rights with respect to certain sales of equity securities by the Company for consideration consisting solely of cash. Pursuant to this participation right and a result of the public common stock offering completed by the Company on January 20, 2005, Security Capital had the right to acquire up to 2,070,000 shares of the Company’s common stock at $9.139 per share, which occurred on July 1, 2005. The participation rights granted to Security Capital expired July 16, 2005.
The issuance of the Series B-1 Preferred Stock on June 15, 2005 was affected in reliance upon an exemption form registration provided by Section 4(2) under the Securities Act of 1933, as amended.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2005 Annual Stockholders’ Meeting on May 3, 2005 (“Annual Meeting”), the total number of shares of the Company’s voting capital stock entitled to vote was 37,153,496, and a total of 34,629,330 shares of the Company’s voting capital stock were present in person or by proxy.
At the Annual Meeting, the Company’s stockholders elected the seven nominees listed below as Directors of the Company until its 2006 annual stockholders’ meeting. With respect to this election, the following table sets forth, for each of the directors elected, the number of votes cast for and the number of votes withheld:

Nominee	Votes For	Votes Withheld

Archie Bennett, Jr.	33,447,762	281,568
Monty Bennett	34,400,848	228,482
Marty Edelman	34,351,447	277,883
W.D. Minami	34,400,666	228,664
W. Michael Murphy	34,350,248	279,082
Philip S. Payne	34,350,748	278,582
Charles P. Toppino	34,060,100	569,230
Second, at the Annual Meeting, the Company’s stockholders ratified the selection of Ernst & Young LLP as our independent auditor for the ensuing year. In connection with this election, there were 34,597,670 votes cast for ratification, 20,010 votes against, and 11,650 shares abstained from voting.
Third, at the Annual Meeting, the Company’s stockholders adopted the proposal identified as Proposal Three in the Company’s proxy which approved, for purposes of the New York Stock Exchange Listing Standards, the issuance of up to 2,285,865 shares of Series B-1 Preferred Stock that are convertible into shares of the Company’s common stock to Security Capital Preferred Growth Incorporated (“Security Capital”), and the issuance of additional shares of common stock that Security Capital could acquire pursuant to its participation rights previously granted to Security Capital by the Company, which participation rights expired July 16, 2005. In connection with this Proposal Three, there were 29,600,527 votes cast for approval, 35,036 votes against, and 94,853 shares abstained from voting.
In addition, at the Annual Meeting, the Company’s stockholders adopted the proposal identified as Proposal Four in the Company’s proxy which approved, for purposes of the New York Stock Exchange Listing Standards, the conversion of 839,934 Class B units of limited partnership interests in the Company’s operating partnership into 839,934 common units of limited partnership interests in the Company’s operating partnership, which common units may, at the option of the Company, be converted into shares of the Company’s common stock. In connection with this Proposal Four, there were 29,582,896 votes cast for approval, 102,667 votes against, and 44,853 shares abstained from voting.
Lastly, at the Annual Meeting, the Company’s stockholders adopted the proposal identified as Proposal Five in the Company’s proxy which (i) increased the number of shares of common stock reserved for issuance under the Company’s 2003 Stock Incentive Plan from 364,564 shares to 2,850,000 shares, (ii) extended the termination date of the Stock Incentive Plan from August 1, 2006, to August 1, 2013, and (iii) adopted language to be added to the Stock Incentive Plan to avoid adverse tax consequences under Section 409A of the Internal Revenue Code. In connection with this Proposal Five, there were 27,893,002 votes cast for approval, 1,821,079 votes against, and 16,335 shares abstained from voting.
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS

*10.24.2	Loan Agreement, dated as of June 17, 2005, by and among Ashford Orlando Sea World Limited Partnership, Ashford Salt Lake Limited Partnership, Ashford Ruby Palm Desert I Limited Partnership, and Ashford Charlotte Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*10.24.2.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ashford Orlando Sea World Limited Partnership, Ashford Salt Lake Limited Partnership, Ashford Ruby Palm Desert I Limited Partnership, and Ashford Charlotte Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*10.24.3	Loan Agreement, dated as of June 17, 2005, by and among Ashford Falls Church Limited Partnership, Ashford Gaithersburg Limited Partnership, Ashford Mira Mesa San Diego Limited Partnership, Ashford Irvine Spectrum Foothill Ranch Limited Partnership, and Ashford Raleigh Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*10.24.3.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ashford Falls Church Limited Partnership, Ashford Gaithersburg Limited Partnership, Ashford Mira Mesa San Diego Limited Partnership, Ashford Irvine Spectrum Foothill Ranch Limited Partnership, and Ashford Raleigh Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*10.24.4	Loan Agreement, dated as of June 17, 2005, by and among Ashford Ft. Lauderdale Weston I LLC, Ashford Ft. Lauderdale Weston II LLC, and Ashford Ft. Lauderdale Weston III LLC, as Tenants-in-Common, and Ashford Centerville Limited Partnership, Ashford Crystal City Limited Partnership, Ashford Overland Park Limited Partnership, and Ashford Alpharetta Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*10.24.4.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ashford Ft. Lauderdale Weston I LLC, Ashford Ft. Lauderdale Weston II LLC, and Ashford Ft. Lauderdale Weston III LLC, as Tenants-in-Common, and Ashford Centerville Limited Partnership, Ashford Crystal City Limited Partnership, Ashford Overland Park Limited Partnership, and Ashford Alpharetta Limited Partnership, as Borrowers, and Merrill
*10.24.5	Loan Agreement, dated as of June 17, 2005, by and among Ruby Fishkill Limited Partnership, Ruby Orlando International Limited Partnership, Ruby Ft. Worth River Plaza Limited Partnership, and Ruby Tyler Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*10.24.5.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ruby Fishkill Limited Partnership, Ruby Orlando International Limited Partnership, Ruby Ft. Worth River Plaza Limited Partnership, and Ruby Tyler Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*10.24.6	Loan Agreement, dated as of June 17, 2005, by and among Ruby Sacramento Cal Expo Limited Partnership, Ruby Wilmington Newark Limited Partnership, Ruby Providence Warwick Limited Partnership, and Ruby Ann Arbor Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*10.24.6.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ruby Sacramento Cal Expo Limited Partnership, Ruby Wilmington Newark Limited Partnership, Ruby Providence Warwick Limited Partnership, and Ruby Ann Arbor Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*10.24.7	Loan Agreement, dated as of June 17, 2005, by and among Ruby Miami Airport Limited Partnership, Ruby Miami Lakes Limited Partnership, Ruby Mt. Laurel Limited Partnership, Ruby Ft. Worth Southwest Limited Partnership, Ruby Newark Limited Partnership, Ruby Portland Scarborough Limited Partnership, and Ruby Boston Tewksbury Limited Partnership d/b/a Ruby Boston Tewksbury Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*10.24.7.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ruby Miami Airport Limited Partnership, Ruby Miami Lakes Limited Partnership, Ruby Mt. Laurel Limited Partnership, Ruby Ft. Worth Southwest Limited Partnership, Ruby Newark Limited Partnership, Ruby Portland Scarborough Limited Partnership, and Ruby Boston Tewksbury Limited Partnership d/b/a Ruby Boston Tewksbury Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender
*31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*31.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*32.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*32.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*32.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2005	By:	/s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2005	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer (Principal Financial Officer)

Dated: August 5, 2005	By:	/s/ MARK L. NUNNELEY
Mark L. Nunneley
Chief Accounting Officer (Principal Accounting Officer)