Form 10-K/A
period 2004-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2005-08-10
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A (Amendment No. 1)
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____
COMMISSION FILE NUMBER: 001-31775
ASHFORD HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	86-1062192 (I.R.S. Employer Identification No.)

14185 DALLAS PARKWAY, SUITE 1100, DALLAS, TEXAS (Address of principal executive offices)	75254 (Zip Code)
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
DOCUMENTS INCORPORATED BY REFERENCE
No items are incorporated by reference in this Form 10-K/A. The Registrant’s definitive Proxy Statement pertaining to the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III of the original filing.

EXPLANATORY NOTE
This Form 10-K/A constitutes Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004. This Form 10-K/A is being filed solely to revise Part II, Item 9A, Controls and Procedures, and clarifies that the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.
All other information in the original filing, including the financial statements, is unchanged. This Form 10-K/A amends only the item specified above and does not otherwise update the disclosures in the original filing or reflect events occurring after the original filing.

FORM 10-K/A INDEX

PAGE
PART II
Item 9A. Controls and Procedures	3

2

PART II
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Director and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2004.
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

3

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2005.

ASHFORD HOSPITALITY TRUST, INC.
By:	/s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

4