Form 10-K/A
period 2004-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2005-08-24
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A (Amendment No. 2)
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____
COMMISSION FILE NUMBER: 001-31775
ASHFORD HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	86-1062192
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14185 DALLAS PARKWAY, SUITE 1100, DALLAS, TEXAS	75254
(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE
This Form 10-K/A constitutes Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004. This Form 10-K/A is being filed solely to include exhibits that were inadvertently excluded with the Form 10-K/A (Amendment # 1), filed August 10, 2005. The original Form 10-K/A (Amendment #1) was filed solely to revise Part II, Item 9A, Controls and Procedures, and clarifies that the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.
All other information in the original Form 10-K filing, including the financial statements, is unchanged. This Form 10-K/A amends only the items specified above and does not otherwise update the disclosures in the original filing or reflect events occurring after the original filing.
FORM 10-K/A (Amendment #2) INDEX
PAGE
PART II

Item 9A.	Controls and Procedures	3

EXHIBITS		5

Exhibit
Number	Description of Exhibit
*31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*32.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
Certification of CEO
Certification of CFO
Certification of CAO
Certification of CEO
Certification of CFO
Certification of CAO

*	filed herewith

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 24, 2005.

ASHFORD HOSPITALITY TRUST, INC.
By:	/s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

4