Form 10-Q
period 2005-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2005-11-04
CIK 1232582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005.

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005

Common Stock, $0.01 par value per share	43,831,394

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I: FINANCIAL INFORMATION (Unaudited)
ITEM I: FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Investment in hotel properties, net	$996,833	$427,005
Cash and cash equivalents	51,451	47,109
Restricted cash	26,964	14,059
Accounts receivable, net of allowance of $248 and $61, respectively	20,380	5,463
Inventories	1,770	612
Assets held for sale	154,130	2,882
Notes receivable	99,839	79,661
Deferred costs, net	12,298	9,390
Prepaid expenses	3,840	2,639
Other assets	13,455	6,677
Due from third-party hotel managers	14,765	383
Due from affiliates	229	65

Total assets	$1,395,954	$595,945

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$800,477	$300,754
Capital leases payable	539	313
Accounts payable	11,696	8,980
Accrued expenses	24,251	9,340
Other liabilities	2	90
Dividends payable	12,456	6,141
Deferred income	766	401
Due to third-party hotel managers	3,811	859
Due to affiliates	1,794	1,048

Total liabilities	855,792	327,926

Commitments and contingencies (see Note 13)
Minority interest	91,453	39,347
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 and 993,049 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	75,000	10,000

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at September 30, 2005 and December 31, 2004	23	23
Common stock, $0.01 par value, 200,000,000 shares authorized,
43,831,394 and 25,810,447 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	438	258
Additional paid-in capital	403,847	234,973
Unearned compensation	(5,723)	(3,959)
Accumulated other comprehensive income	1,276	554
Accumulated deficit	(26,152)	(13,177)

Total owners’ equity	373,709	218,672

Total liabilities and owners’ equity	$1,395,954	$595,945

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
REVENUE
Rooms	$75,697	$24,909	$171,873	$59,992
Food and beverage	13,371	2,976	35,597	8,176
Other	4,099	1,035	9,659	2,367

Total hotel revenue	93,167	28,920	217,129	70,535

Interest income from notes receivable	3,825	2,075	9,488	4,947
Asset management fees from related parties (see Note 12)	292	341	940	1,000

Total Revenue	97,284	31,336	227,557	76,482

EXPENSES
Hotel operating expenses
Rooms	17,226	5,711	38,388	13,596
Food and beverage	10,672	2,492	26,951	6,229
Other direct	1,587	557	3,807	1,335
Indirect	29,450	9,610	67,663	23,361
Management fees, including related parties (see Note 12)	3,586	908	7,459	2,192

Total hotel expenses	62,521	19,278	144,268	46,713

Property taxes, insurance, and other	5,302	2,317	11,753	4,928
Depreciation and amortization	9,045	2,768	19,185	6,728
Corporate general and administrative:
Stock-based compensation	952	605	2,484	1,792
Other corporate and administrative	2,931	2,489	7,923	6,909

Total Operating Expenses	80,751	27,457	185,613	67,070

OPERATING INCOME	16,533	3,879	41,944	9,412

Interest income	270	116	727	247
Interest expense	(11,443)	(2,987)	(22,217)	(5,397)
Amortization of loan costs	(1,136)	(570)	(3,123)	(919)
Write-off of loan costs	—	(1,633)	(151)	(1,633)
Loss on debt extinguishment	—	—	(2,257)	—

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	4,224	(1,195)	14,923	1,710

Benefit from (provision for) income taxes	379	(531)	401	(687)
Minority interest	(930)	335	(3,125)	(165)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,673	(1,391)	12,199	858

Income from discontinued operations, net	2,249	—	2,238	—

NET INCOME (LOSS)	5,922	(1,391)	14,437	858
Preferred dividends	2,570	—	6,584	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,352	$(1,391)	$7,853	$858

Basic and Diluted:
Income (Loss) From Continuing Operations Per Share Available To Common Shareholders	$0.03	$(0.06)	$0.14	$0.03

Income From Discontinued Operations Per Share	$0.05	$—	$0.06	$—

Net Income (Loss) Per Share Available To Common Shareholders	$0.08	$(0.06)	$0.20	$0.03

Weighted Average Common Shares Outstanding	43,145,657	25,130,651	39,199,479	25,066,981

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
NET INCOME (LOSS)	$5,922	$(1,391)	$14,437	$858
Net Unrealized Gain (Loss) on Derivative Instruments	491	(103)	722	(103)

Comprehensive Income (Loss)	$6,413	$(1,494)	$15,159	$755

See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.
Consolidated Statement of Owners’ Equity
For The Nine Months Ended September 30, 2005
(Unaudited)
(In Thousands, Except Per Share Amounts)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income	Deficit	Total
Balance at December 31, 2004	2,300	$23	25,810	$258	$234,973	$(3,959)	$554	$(13,177)	$218,672

Amortization of Unearned Compensation	—	—	—	—	—	2,384	—	—	2,384

Issuance of Common Shares in Follow-On Public Offering on January 20, 2005	—	—	10,350	104	94,272	—	—	—	94,376

Issuance of Common Shares in Follow-On Public Offering on April 5, 2005	—	—	5,000	50	49,292	—	—	—	49,342

Issuance of Common Shares Related to Underwriters’ Over-allotment Option on May 4, 2005	—	—	182	2	1,804	—	—	—	1,806

Offering Costs Related to Series B Cumulative Convertible Redeemable Preferred Stock Issuances	—	—	—	—	(654)	—	—	—	(654)

Issuance of Common Shares to Financial Institution on July 1, 2005	—	—	2,070	20	18,882	—	—	—	18,902

Issuance of Restricted Common Shares to Employees	—	—	412	4	4,163	(4,167)	—	—	—

Forfeitures of Restricted Common Shares	—	—	(3)	—	(19)	19	—	—	—

Issuance of Common Shares to Directors	—	—	10	—	101	—	—	—	101

Dividends Declared — Common Shares	—	—	—	—	—	—	—	(20,829)	(20,829)

Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(3,687)	(3,687)

Dividends Declared — Preferred Shares — Series B	—	—	—	—	1,033	—	—	(2,896)	(1,863)

Net Unrealized Gain on Derivative Instruments	—	—	—	—	—	—	722	—	722

Net Income	—	—	—	—	—	—	—	14,437	14,437

Balance at September 30, 2005	2,300	$23	43,831	$438	$403,847	$(5,723)	$1,276	$(26,152)	$373,709

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$14,437	$858
Adjustments to reconcile net income to net cash flow provided by (used in) operations:
Depreciation and amortization	19,191	6,728
Amortization of loan costs	3,123	919
Write-off of loan costs	151	1,633
Stock-based compensation	2,484	1,792
Minority interest	3,690	165
Changes in assets and liabilities:
Accounts receivable and inventories	(7,398)	(2,421)
Other assets	(1,572)	(1,456)
Restricted cash	253	(18,689)
Other liabilities	2,136	8,194

Net cash flow provided by (used in) operating activities	36,495	(2,277)

Cash flows from investing activities:
Acquisitions or originations of notes receivable	(37,240)	(87,600)
Proceeds from payments of notes receivable	17,062	7,219
Acquisitions of hotel properties	(541,190)	(146,032)
Proceeds from sales of discontinued operations	28,212	—
Improvements and additions to hotel properties	(26,265)	(9,726)

Net cash flow used in investing activities	(559,421)	(236,139)

Cash flows from financing activities:
Dividends paid	(25,721)	(5,045)
Borrowings on indebtedness and capital leases	440,000	346,299
Payments on indebtedness and capital leases	(110,373)	(132,661)
Payments of deferred financing costs	(5,410)	(9,186)
Proceeds received from follow-on public offerings	145,524	55,099
Proceeds received from common stock sale to financial institution	18,902	—
Proceeds received from Series B preferred stock sale	65,000	—
Costs incurred related to Series B preferred stock sale	(654)	—

Net cash flow provided by financing activities	527,268	254,506

Net change in cash and cash equivalents	4,342	16,090
Cash and cash equivalents, beginning balance	47,109	76,254

Cash and cash equivalents, ending balance	$51,451	$92,344

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
The Company has elected to be treated as a REIT for federal income tax purposes. As a result of limitations imposed on REITs in operating hotel properties, the Company’s operating partnership leases its hotels to Ashford TRS Corporation or its wholly-owned subsidiaries (collectively, “Ashford TRS”). Ashford TRS, which is a wholly-owned subsidiary of the operating partnership, is treated as a taxable REIT subsidiary for federal income tax purposes. Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P. (“Remington Lodging”), one of the Company’s primary property managers, is wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of September 30, 2005, Remington Lodging managed 30 of the Company’s 79 hotel properties while unaffiliated management companies managed the remaining 49 hotel properties.
As of September 30, 2005, 43,831,394 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, and 11,092,075 units of limited partnership interest were outstanding. During the nine months ended September 30, 2005, the Company completed the following transactions:
•	On January 20, 2005, the Company issued 10,350,000 shares of common stock in a follow-on public offering.

•	On March 16, 2005, the Company issued 4,994,150 units of limited partnership interest in connection with the acquisition of a 21-property hotel portfolio.

•	On March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executive officers and certain employees.

•	On April 5, 2005, the Company issued 5,000,000 shares of common stock in a follow-on public offering.

•	On May 4, 2005, the Company issued 182,100 shares of common stock related to underwriters exercising an over-allotment option related to the April 5, 2005 follow-on public offering.

•	On May 12, 2005, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board through May 2006.

•	On June 15, 2005, the Company issued 6,454,816 shares of Series B cumulative convertible redeemable preferred stock to a financial institution.

•	On July 1, 2005, the Company issued 2,070,000 shares of common stock to a financial institution.

•	On September 26, 2005, the Company issued 39,000 shares of restricted common stock to certain employees.
As of September 30, 2005, the Company owned 79 hotel properties in 25 states with 12,868 rooms, and had acquired or originated mezzanine or first-mortgage loans receivable with a balance at September 30, 2005 of approximately $99.8 million.
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
In addition, the following items affect the Company’s reporting comparability related to its consolidated financial statements:
•	The operations of the Company’s hotels have historically been seasonal. This seasonality pattern causes fluctuations in the Company’s operating results. Consequently, operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

•	Marriott International, Inc. (“Marriott”) manages 30 of the Company’s properties, which were acquired June 17, 2005. For these 30 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 30 Marriott-managed hotels, the third quarter of 2005 ended on September 9.

•	Certain previously reported amounts have been reclassified to conform to the current presentation.
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
Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of such hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel property’s net book value may not be recoverable. In evaluating the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, which considers capitalization rates, discount rates, and comparable selling prices. If an asset was deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.
Depreciation and Amortization Expense — Depreciation expense is based on the estimated useful life of the Company’s assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as the gain or loss on the potential sale of any of the Company’s hotels.
Restricted Cash — Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% of property revenue for certain hotels, as required by certain mortgage debt agreement restrictions and provisions.
Assets Held For Sale and Discontinued Operations — The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) the Company will not have any significant continuing involvement subsequent to the disposal. For the three and nine months ended September 30, 2005, income from discontinued operations consists entirely of the operating results of eight hotel properties that were acquired March 16, 2005 in connection with the acquisition of a 21-property portfolio and 15 hotel properties that were acquired June 17, 2005 in connection with the acquisition of a 30-property portfolio. As of September 30, 2005, six of these properties had been sold and 17 of these properties remain classified as assets held for sale. No significant gain or loss has been or is expected to be recognized related to the sales of these properties.
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
In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”), variable interest entities, as defined, are required to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All of these loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate such hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria, and such entities will be consolidated, if required. The analysis utilized by the Company in evaluating FIN No. 46 criteria involves considerable management judgment and assumptions.
Due From Third-Party Hotel Managers — Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to capital, insurance, real estate taxes, and other items.
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
Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. For the three and nine months ended September 30, 2005 and 2004, the benefit from (provision for) income taxes relates to the net income (loss) associated with Ashford TRS.
Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company has issued 1,177,117 shares of common stock, including 1,157,117 restricted shares issued to its executives, directors, and certain employees of the Company and its affiliates and 20,000 non-restricted shares issued to its directors. Of the 1,157,117 restricted shares, 1,132,117 vest over three years and 25,000 vested over six months. Regarding the 20,000 non-restricted shares, 10,000 shares were issued in each of May 2004 and May 2005, the shares vested immediately, and the shares represent compensation for the subsequent year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting or service period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. As of September 30, 2005, no performance-based stock awards have been issued. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.
Earnings (Loss) Per Share - Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except share and per share amounts):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss) available to common shareholders — basic	$3,352	$(1,391)	$7,853	$858
Remove minority interest	—	(335)	—	165

Net income (loss) available to common shareholders — diluted	$3,352	$(1,726)	$7,853	$1,023

Weighted average common shares outstanding — basic	43,145,657	25,130,651	39,199,479	25,066,981
Weighted average units of limited partnership interest	—	5,866,041	—	5,762,837
Incremental diluted shares related to option to purchase common shares	—	—	125,490	—
Incremental diluted shares related to unvested restricted shares	148,549	—	226,871	0

Weighted average common shares outstanding — diluted	43,294,206	30,996,692	39,551,840	30,829,818

Net income (loss) per share available to common shareholders — basic	$0.08	$(0.06)	$0.20	$0.03

Net income (loss) per share available to common shareholders — diluted	$0.08	$(0.06)	$0.20	$0.03

For the three and nine months ended September 30, 2005, dividends related to convertible preferred shares of approximately $1.3 million and $2.9 million, respectively, and weighted average convertible preferred shares outstanding of approximately 7.4 million and 3.5 million shares, respectively, are excluded from diluted earnings per share as such shares are anti-dilutive. For the three and nine months ended September 30, 2005, minority interest of approximately $1.5 million and $3.7 million, respectively, and weighted average units of limited partnership interest of approximately 11.1 million and 9.7 million units, respectively, are excluded from diluted earnings per share as such units are anti-dilutive.
Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.
4. Investment in Hotel Properties
Investment in Hotel Properties consists of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Land	$159,698	$67,047
Buildings and improvements	803,746	344,471
Furniture, fixtures, and equipment	83,764	46,885

Total cost	1,047,208	458,403
Accumulated depreciation	(50,375)	(31,398)

Investment in hotel properties, net	$996,833	$427,005

On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million. For the three and nine months ended September 30, 2005, operating results related to eight of the 21 acquired hotel properties are included in discontinued operations on the consolidated statements of operations, as discussed below. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $214.3 million with the remainder of the purchase price related to working capital or discontinued operations classified as assets held for sale.
On March 22, 2005, the Company acquired the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $18.6 million.
On June 17, 2005, the Company acquired 30 hotel properties from CNL Hotels and Resorts, Inc. for approximately $465.0 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $473.1 million. For the three and nine months ended September 30, 2005, operating results related to 15 of the 30 acquired hotel properties are included in discontinued operations on the consolidated statements of operations, as discussed below. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $330.9 million with the remainder of the purchase price related to working capital or discontinued operations classified as assets held for sale.
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

On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of September 30, 2005, the Company had sold six of these properties for approximately $25.3 million and secured commitments related to the sales of the remaining two properties. The Company allocated approximately $36.0 million of the total purchase price to these eight hotel properties, of which approximately $10.6 million remains in assets held for sale on the consolidated balance sheet at September 30, 2005 related to the estimated carrying values of the two remaining properties. However, such carrying values are preliminary and subject to further internal review, third-party appraisals, and finalization of related sales contracts. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.
On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell 15 of these properties and subsequently secured commitments related to the sales of all these properties. The Company allocated approximately $142.2 million of the total purchase price to these 15 hotel properties, which is classified as assets held for sale on the consolidated balance sheet at September 30, 2005, related to the estimated carrying values of these properties. However, such carrying values are preliminary and subject to further internal review and finalization of related sales contracts. No significant gain or loss or adverse tax consequences are expected to result from the sales of these properties.
During the nine months ended September 30, 2005, the six properties sold for approximately $25.3 million consisted of the following:
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
For the three and nine months ended September 30, 2005, financial information related to the Company’s 17 and 23 hotel properties included in discontinued operations, respectively, was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Total revenues	$11,994	$14,426

Operating expenses	7,727	10,169
Depreciation and amortization	—	5

Operating income	4,267	4,252

Income taxes	(1,448)	(1,448)
Minority interest	(570)	(566)

Net income	$2,249	$2,238

6. Notes Receivable
Notes receivable consists of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
$10.0 million mezzanine loan secured by one hotel property, matures August 2006, at an interest rate of LIBOR plus 9% with a 2% LIBOR floor, with interest-only payments through August 2004 plus principal payments thereafter based on a twenty-five-year amortization schedule	$9,788	$9,936
$15.0 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	15,000	15,000
$16.9 million mezzanine loan secured by 14 hotel properties, matures July 2006, at an interest rate of LIBOR plus 8.7% with a 2.5% LIBOR floor, with principal and interest payments due monthly based on a twenty-five-year amortization schedule	—	16,913
$15.0 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	15,000	15,000
$6.8 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor (LIBOR plus 10% with 2% LIBOR floor pay rate with deferred interest through maturity), with interest-only payments through maturity	6,968	6,812
$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	11,000	11,000
$5.0 million mezzanine loan secured by one hotel property, matures October 2006, at an interest rate of LIBOR plus 11.35%, with interest-only payments through maturity	5,000	5,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	8,000	—
$8.0 million mezzanine loan secured by one hotel property, matures April 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	8,000	—
$8.5 million mezzanine loan secured by one hotel property, matures May 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	8,500	—
$4.0 million mezzanine loan secured by one hotel property, matures June 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	—
$5.6 million mezzanine loan secured by one hotel property, matures July 2008, at an interest rate of LIBOR plus 9.5%, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule	5,583	—
$3.0 million mezzanine loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	—

Total	$99,839	$79,661

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
On July 12, 2005, the Company originated a mezzanine loan receivable of approximately $5.6 million, as shown in the above table, with an interest rate of LIBOR plus 9.5%, maturing July 2008 with a one-year extension option based on the financial performance of the underlying hotel, with interest-only payments through February 2007 plus principal thereafter based on a twenty-five-year amortization schedule, prepayment prohibited through June 2006, and a prepayment penalty imposed through February 2007.
On September 29, 2005, the Company originated a mezzanine loan receivable of approximately $3.0 million, as shown in the above table, with an interest rate of LIBOR plus 11.15%, maturing October 2008 with a one-year extension option, with interest-only payments through maturity, and prepayment prohibited through October 2006.
During the nine months ended September 30, 2005, the Company received principal payments of approximately $16.8 million related to full payment of the $16.9 million mezzanine loan receivable, due July 2006, shown in the above table.
In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity. As of September 30, 2005, all notes receivable balances were current and no reserve for loan losses had been recorded.

7. Indebtedness
Indebtedness consists of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
$370.0 million mortgage note payable secured by 30 hotel properties, matures July 1, 2015, at a fixed interest rate locked at 5.32%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning August 1, 2010	$370,000	$—
$210.0 million term loan secured by 25 hotel properties, matures October 10, 2006, at varying interest rates averaging LIBOR plus 1.95%, with interest-only payments due monthly, with three one-year extension options	210,000	210,000
$100.0 million secured credit facility secured by six hotel properties, matures August 17, 2008, at an interest rate of LIBOR plus a range of 1.6% to 1.95% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.2% to 0.35% on the unused portion of the line payable quarterly, with two one-year extension options	50,000	17,764
$45.6 million secured credit facility secured by three mezzanine notes receivable totaling approximately $31.8 million, matures July 13, 2007, with no additional advances permitted in the final year, at an interest rate of LIBOR plus 6.25% with a 2% LIBOR floor, with interest-only payments due monthly through maturity, a commitment fee of 0.5% on the unused portion of the line after 180 days payable monthly, and an option to extend the revolving period by one year	18,813	32,402
Mortgage note payable secured by one hotel property, matures January 1, 2006, at an interest rate of 7.08%, with principal and interest payments due monthly of approximately $46,000 and a 1% mandatory exit fee	6,212	6,296
Mortgage note payable secured by one hotel property, matures December 31, 2005, at an interest rate of 7.25%, with principal and interest payments due monthly of approximately $114,000	—	15,498
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.4%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $53,000 by maturity	11,475	11,839
Mortgage note payable secured by two hotel properties, matures July 31, 2007, at an interest rate of LIBOR plus 3.5% with a 5% total floor, with interest-only payments due monthly plus principal payments of $25,000 due monthly beginning August 1, 2006, with two one-year extension options	—	6,955
Mortgage note payable secured by four hotel properties, matures October 11, 2022, with an optional prepayment date of October 11, 2009, at an interest rate of 8.76%, with principal and interest payments due monthly of approximately $156,000, and including a remaining premium of approximately $2.0 million	18,781	—
Mortgage note payable secured by seven hotel properties, matures September 11, 2008, with an optional prepayment date of March 11, 2008, at an interest rate of 6.45%, with principal and interest payments due monthly of approximately $571,000, and including a remaining premium of approximately $1.0 million	83,265	—
Mortgage note payable secured by four hotel properties, matures December 7, 2010, with an optional prepayment date of June 7, 2010, at an interest rate of 6.73%, with principal and interest payments due monthly of approximately $221,000, and including a remaining premium of approximately $0.8 million	31,931	—

Total	$800,477	$300,754

At September 30, 2005 and December 31, 2004, LIBOR was 3.86% and 2.40%, respectively.
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
On March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio, the Company assumed approximately $164.7 million in mortgage notes payable, of which approximately $14.7 million was repaid immediately. The debt assumed relates to the $18.8 million, $83.3 million, and $31.9 million mortgages outstanding at September 30, 2005 as shown in the above table. The Company originally recorded such debt at a premium of approximately $5.7 million as the fixed interest rates on such debt exceeded current interest rates that the Company would otherwise incur on similar financial instruments. The debt premium is amortized as an adjustment to interest expense over the terms of the related debt instruments using the effective interest method, which resulted in a reduction to interest expense of approximately $194,000 and $463,000 during the three and nine months ended September 30, 2005, respectively. In addition, the $18.8 million mortgage shown in the above table was reduced by an $18.2 million payment made by the Company on March 30, 2005, which generated a loss on early extinguishment of debt of approximately $2.3 million. The loss on early extinguishment of debt is net of the write-off of the related portion of the debt premium of approximately $1.4 million.
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
During the nine months ended September 30, 2005, the Company completed draws on its $60.0 million credit facility, due August 17, 2007, of $15.0 million, $20.0 million, $15.0 million, $10.0 million, and $10.0 million on March 16, 2005, March 22, 2005, April 27, 2005, June 2, 2005, and August 3, 2005, respectively. On April 15, 2005, the Company paid down this credit facility by $20.0 million.
On August 24, 2005, the Company modified its $60.0 million credit facility, due August 17, 2007, such that the capacity of the credit facility was increased to $100.0 million with the ability to be increased to $150.0 million subject to certain conditions, the interest rate was reduced from LIBOR plus a range of 2.0% to 2.3% to LIBOR plus a range of 1.6% to 1.95% depending on the loan-to-value ratio, and maturity was extended one year to August 17, 2008 with two one-year extension options.
During the nine months ended September 30, 2005, the Company paid down approximately $13.6 million of its $45.6 million credit facility, due July 13, 2007, in connection with the partial payoff of certain mezzanine notes receivable securing the facility.
In addition, the Company’s $6.2 million mortgage note payable, due January 1, 2006, and its $11.5 million mortgage note payable, due April 1, 2011, both require decreasing prepayment penalties through maturity. The Company’s $31.9 million mortgage note payable, due December 7, 2010, requires prepayment penalties through March 11, 2008.
8. Derivative Instruments and Hedging Activities
On September 2, 2004, the Company purchased a 6.0% LIBOR interest rate cap with a $210.0 million notional amount to limit its exposure to rising interest rates on $210.0 million of its variable-rate debt. To partially offset the cost of the purchased cap, the Company sold a 6.0% LIBOR interest rate cap with a $105.0 million notional amount with identical terms to the purchased cap. Both interest rate caps mature October 2, 2006. The Company has designated the net purchased option of $105.0 million as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.
On September 7, 2004, the Company entered into a $105.0 million stair-stepped interest rate swap agreement, at an average interest rate of 4.9% over the term of the swap, which matures March 1, 2007. The interest rate swap effectively converts the interest payments on $105.0 million of the Company’s variable-rate debt to a fixed rate and has been designated as a cash flow hedge.
As of September 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes, and currently does not have any derivatives that are not designated as hedges.
At September 30, 2005, derivatives with a fair value of approximately $1.3 million were included in other assets, and derivatives with a fair value of approximately $2,000 were included in other liabilities. During the nine months ended September 30, 2005, the change in net unrealized gains of approximately $722,000 for derivatives designated as cash flow hedges is separately disclosed in the consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2005, no hedge ineffectiveness was recognized.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the three and nine months ended September 30, 2005, the change in net unrealized gains/losses on cash flow hedges reflects a reclassification of approximately $253,000 and $530,000, respectively, from accumulated other comprehensive income to reduce interest expense. During the next twelve months, the Company estimates that approximately $1.0 million will be reclassified from accumulated other comprehensive income existing at September 30, 2005 to reduce interest expense.

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
On September 26, 2005, the Company issued 39,000 shares of restricted common stock to certain employees. These shares vest over three years, and the value of the shares is charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.95 per share.
During the nine months ended September 30, 2005, 2,553 unvested shares of restricted common stock were forfeited.
For the three and nine months ended September 30, 2005, the Company recognized compensation expense of approximately $952,000 and $2.5 million, respectively, related to these shares. For the three and nine months ended September 30, 2004, the Company recognized compensation expense of approximately $605,000 and $1.8 million, respectively, related to these shares.
10. Capital Stock
Preferred Stock — In accordance with the Company’s charter, the Company is authorized to issue 50 million shares of preferred stock, which currently includes both Series A cumulative preferred stock and Series B cumulative convertible redeemable preferred stock.
On December 27, 2004, the Company entered into a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement (“Stock Purchase Agreement”) with a financial institution for the sale of up to $75.0 million in Series B cumulative convertible redeemable preferred stock. Pursuant to this Stock Purchase Agreement, on June 15, 2005, the Company sold the financial institution the remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares. The initial sale of 993,049 shares of Series B cumulative convertible redeemable preferred stock for approximately $10.0 million, or $10.07 per share, occurred on December 30, 2004.
Common Stock — On January 20, 2005, in a follow-on public offering, the Company issued 10,350,000 shares of its common stock at $9.62 per share, which generated gross proceeds of approximately $99.6 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $94.4 million. The 10,350,000 shares issued include 1,350,000 shares sold pursuant to an over-allotment option granted to the underwriters. Of the net proceeds, a portion was used to partially fund the $35.0 million cash portion of the purchase price associated with the acquisition of a 21-property hotel portfolio, which closed on March 16, 2005. The net proceeds were also used for the repayment of approximately $14.7 million of the mortgage debt assumed in the acquisition, repayment of the then outstanding $17.8 million balance on the $60.0 million credit facility, due August 17, 2007, repayment of the $15.5 million mortgage note payable, due December 31, 2005, repayment of the $7.0 mortgage note payable, due July 31, 2007, and general corporate purposes.
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
On July 1, 2005, the Company issued 2,070,000 shares of its common stock to a financial institution for $9.139 per share, which generated proceeds of approximately $18.9 million. On December 27, 2004, the Company executed the aforementioned Stock Purchase Agreement, which granted this financial institution certain participation rights with respect to certain sales of equity securities by the Company. Based on these participation rights and the Company’s follow-on common stock offering completed on

January 20, 2005, the financial institution had the option to purchase up to 2,070,000 shares of the Company’s common stock for $9.139 per share. The participation rights granted to this financial institution expired July 16, 2005. The proceeds were used for the origination of a mezzanine notes receivable of approximately $5.6 million on July 12, 2005 and for general corporate purposes.
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
As of September 30, 2005 and December 31, 2004, these units of limited partnership interest represent a 20.21% and 19.11% minority interest ownership, respectively. Beginning one year after issuance, each unit of limited partnership interest may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion. To date, no units of limited partnership interest have been redeemed.
12. Related Party Transactions
Under management agreements with related-party affiliates owned by the Company’s Chairman and its Chief Executive Officer, the Company is obligated to pay such affiliates a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues as well as an annual incentive management fee, if certain operational criteria are met, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors. As of September 30, 2005, these related-party affiliates managed 30 of the Company’s 79 hotels while unaffiliated management companies managed the remaining 49 hotel properties.
Under these related-party agreements and agreements with unaffiliated hotel managers, the Company incurred the following amounts during the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Management fees from related parties	$1,605	$665	$4,146	$1,780
Management fees from unaffiliated hotel managers	1,981	243	3,313	412

Management fees total(a)(b)	$3,586	$908	$7,459	$2,192

Market service and project management fees	1,212	742	2,180	907
Other reimbursements (c)	462	955	1,178	1,493

Total	$5,260	$2,605	$10,817	$4,592

(a)	For the three months ended September 30, 2005 and 2004, the Company also accrued incentive fees to related parties of approximately $355,000 and $99,000, respectively. For the nine months ended September 30, 2005 and 2004, the Company accrued incentive fees to related parties of approximately $995,000 and $208,000, respectively.

(b)	For the three and nine months ended September 30, 2005, approximately $796,000 and $935,000 of management fees, respectively, included in income (loss) from discontinued operations is not included in this table.

(c)	For the three and nine months ended September 30, 2005, approximately $22,000 and $110,000 of other reimbursements, respectively, included in income (loss) from discontinued operations is not included in this table.
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
In addition to the above, these related-party affiliates also fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, and travel. Such charges are allocated to the Company based on various methodologies, including headcount, office space, usage, and actual amounts incurred, and are reimbursed by the Company monthly. For the three months ended September 30, 2005 and 2004, such costs were approximately $268,000 and $142,000, respectively. For the nine months ended September 30, 2005 and 2004, such costs were approximately $865,000 and $535,000, respectively.
On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million. The $250.0 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units. Company management received 100% of their net consideration for the acquisition in the form of limited partnership units, whereas the third parties received 50% of their consideration in limited partnership units and 50% in cash. The 21 acquired hotels were among the 27 hotel properties for which the

Company provided asset management and consulting services for a related-party affiliate, and the remaining six hotels for which the Company provided such services have either been sold or are currently being marketed for sale. In connection with the acquisition of the 21 hotel properties and any subsequent sale of the remaining six properties, the asset management and consulting agreements for these properties have been or will be terminated, and the Company will no longer receive any fees under the terminated agreements. The exact amount of consideration due the Company under any remaining asset management and consulting agreements is contingent upon revenue generated by the hotels underlying the asset management and consulting agreements. However, the Company does not expect the remaining unsold hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement. Pursuant to a guarantee executed in connection with the Company’s IPO, the related-party affiliate will continue to guarantee a minimum annual fee of approximately $1.2 million for approximately five years following the Company’s IPO. In addition, related to this acquisition, the Company’s Board of Directors formed a Special Committee solely comprised of independent directors to evaluate this transaction. On April 6, 2005, the Special Committee was paid $195,000 related to their services. In connection with their services, the Special Committee retained independent advisors to review, evaluate, and negotiate the transaction, which the Special Committee unanimously approved.
13. Commitments and Contingencies
Restricted Cash — Under existing debt agreements, the Company is obligated to escrow payments for insurance, real estate taxes, and debt service. In addition, for certain properties with underlying debt, the Company is obligated to escrow 4% of gross revenue for capital improvements.
Franchise Fees — Under existing franchise agreements, the Company is obligated to pay the franchisors royalty fees between 2.5% and 5% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2024. When a franchise term expires, the franchisor has no obligation to issue a new franchise. The termination of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel due to the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The termination of a franchise could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.
Management Fees — Under existing management agreements, the Company is obligated to pay a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as an annual incentive management fee, if applicable, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire from 2006 through 2025, with renewal options on agreements with related parties of up to twenty-five additional years. In addition, if the Company terminates a management agreement related to any of its initial properties prior to its expiration due to sale of the property, it may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to any initial properties or hotels acquired after the Company’s formation for reasons other than sale of the property, it may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel. In connection with the 21-property acquisition completed March 16, 2005, the related party managing these hotels waived the management agreement termination fees associated with the eight hotel properties, which are included in income from discontinued operations on the consolidated statements of operations for the three and nine months ended September 30, 2005 for the portions of those periods such hotels were owned.
Common Stock Dividends — On March 9, 2005, the Company declared a cash dividend of approximately $7.6 million, or $0.16 per diluted share, for common stockholders and units of limited partnership of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared a cash dividend of approximately $9.0 million, or $0.17 per diluted share, for common stockholders and units of limited partnership of record on June 30, 2005, which was paid July 15, 2005. On September 15, 2005, the Company declared a cash dividend of approximately $9.9 million, or $0.18 per diluted share, for common stockholders and units of limited partnership of record on September 30, 2005, which was paid October 13, 2005. Of the total cash dividends declared during the nine months ended September 30, 2005, common stockholders and unit holders received approximately $20.8 million and $5.7 million, respectively.
Series A Preferred Stock Dividends — On March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on June 30, 2005, which was paid July 15, 2005. On September 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on September 30, 2005, which was paid October 13, 2005.
Series B Preferred Stock Dividends — On March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred stockholders of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared a cash dividend of approximately $364,000, or $0.17 per diluted share, for Series B preferred stockholders of record on June 30, 2005, which was paid July 15, 2005. On September 15, 2005, the Company declared a cash dividend of approximately $1.3 million, or $0.18 per diluted share, for Series B preferred stockholders of record on September 30, 2005, which was paid October 13, 2005.
Insurance Losses — On January 30, 2005, the Company’s Sheraton hotel in Philadelphia, Pennsylvania, experienced a fire that resulted in extensive water damage to several of its floors. The entire hotel was subsequently closed for two weeks, and certain areas remained closed for several weeks thereafter. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of this fire. The Company currently estimates its property damage and business-interruption losses at approximately $1.1 million and $360,000, respectively. As of September 30, 2005, the Company had accrued approximately $25,000 related to this incident, which represents the Company’s insurance deductible as recoveries in excess of the deductible are considered probable.
Between July 10, 2005 and September 23, 2005, three hurricanes caused property damage and business interruption related to the Company’s Crowne Plaza Key West hotel in Key West, Florida. Two of these incidents caused portions of the hotel to be temporarily closed. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of these hurricanes. The Company currently estimates its property damage and business-interruption losses at approximately $682,000 and $95,000, respectively. As of September 30, 2005, the Company had accrued approximately $300,000 related to these incidents, which represents the Company’s insurance deductibles as recoveries in excess of the deductibles are considered probable.
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
14. Supplemental Cash Flow Information
During the nine months ended September 30, 2005 and 2004, interest paid was approximately $20.4 million and $5.2 million, respectively.
During the nine months ended September 30, 2005, the Company recorded the following non-cash transactions: a) on September 15, 2005, the Company declared a cash dividend of approximately $9.9 million, or $0.18 per diluted share, for common stockholders and units of limited partnership of record on September 30, 2005, which was paid October 13, 2005, b) on September 15, 2005, the Company declared a cash dividend of approximately $1.3 million, or $0.18 per diluted share, for Series B preferred stockholders of record on September 30, 2005, which was paid October 13, 2005, c) on September 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on September 30, 2005, which was paid October 13, 2005, d) on March 16, 2005, the Company assumed approximately $164.7 million in mortgage debt related to the acquisition of a 21-property hotel portfolio and recognized a debt premium of approximately $5.7 million, e) on March 16, 2005, the Company issued 4,994,150 units of limited partnership interest related to the acquisition of a 21-property hotel portfolio, f) on March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executives and certain employees, g) on March 30, 2005, in connection with the early extinguishment of debt, the Company wrote-off the related portion of the debt premium of approximately $1.4 million, h) on May 12, 2005, the Company issued 10,000 shares of common stock to its directors, i) on June 15, 2005, the Company sold a financial institution 6,454,816 shares of Series B cumulative convertible redeemable preferred stock and recognized a preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 preferred stock conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred stock, and j) on September 26, 2005, the Company issued 39,000 shares of restricted common stock to certain employees.
During the nine months ended September 30, 2004, the Company recorded the following non-cash transactions: a) on September 13, 2004, the Company declared a cash dividend of approximately $4.5 million, or $0.14 per diluted share, for stockholders and holders of units of limited partnership of record on September 30, 2004, which was paid on October 13, 2004, b) on March 15, 2004, the Company issued 70,400 shares of restricted common stock to its executives and certain employees, c) on April 1, 2004, the Company assumed approximately $15.7 million in mortgage debt related to the acquisition of a hotel property, d) on April 1, 2004, the Company issued 106,675 units of limited partnership interest related to the acquisition of a hotel property, e) on May 17, 2004, the Company assumed approximately $6.8 million in mortgage debt related to the acquisition of a hotel property, f) on May 19, 2004, the Company issued 10,000 shares of common stock to its directors, and g) on September 2, 2004, the Company issued 333,333 units of limited partnership interest related to the acquisition of nine hotel properties.
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

For the three months ended September 30, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$93,459	$3,825	$—	$97,284

Operating expenses	67,823	—	—	67,823
Depreciation and amortization	9,045	—	—	9,045
Corporate general and administrative	—	—	3,883	3,883

Operating income (loss)	16,591	3,825	(3,883)	16,533

Interest income	—	—	270	270
Interest expense	—	—	(11,443)	(11,443)
Amortization of loan costs	—	—	(1,136)	(1,136)

Income (loss) before minority interest and benefit from income taxes	16,591	3,825	(16,192)	4,224

Benefit from income taxes	—	—	379	379
Minority interest	—	—	(930)	(930)

Net income (loss) from continuing operations	$16,591	$3,825	$(16,743)	$3,673

Income from discontinued operations, net				2,249

Net income				$5,922

For the three months ended September 30, 2004, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$29,261	$2,075	$—	$31,336

Operating expenses	21,595	—	—	21,595
Depreciation and amortization	2,768	—	—	2,768
Corporate general and administrative	—	—	3,094	3,094

Operating income (loss)	4,898	2,075	(3,094)	3,879

Interest income	—	—	116	116
Interest expense	—	—	(2,987)	(2,987)
Amortization of loan costs	—	—	(570)	(570)
Write-off of loan costs	—	—	(1,633)	(1,633)

Income (loss) before minority interest and provision for income taxes	4,898	2,075	(8,168)	(1,195)

Provision for income taxes	—	—	(531)	(531)
Minority interest	—	—	335	335

Net income (loss)	$4,898	$2,075	$(8,364)	$(1,391)

For the nine months ended September 30, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$218,069	$9,488	$—	$227,557

Operating expenses	156,021	—	—	156,021
Depreciation and amortization	19,185	—	—	19,185
Corporate general and administrative	—	—	10,407	10,407

Operating income (loss)	42,863	9,488	(10,407)	41,944

Interest income	—	—	727	727
Interest expense	—	—	(22,217)	(22,217)
Amortization of loan costs	—	—	(3,123)	(3,123)
Write-off of loan costs	—	—	(151)	(151)
Loss on debt extinguishment	—	—	(2,257)	(2,257)

Income (loss) before minority interest and benefit from income taxes	42,863	9,488	(37,428)	14,923

Benefit from income taxes	—	—	401	401
Minority interest	—	—	(3,125)	(3,125)

Net income (loss) from continuing operations	$42,863	$9,488	$(40,152)	$12,199

Income from discontinued operations, net				2,238

Net income				$14,437

For the nine months ended September 30, 2004, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$71,535	$4,947	$—	$76,482

Operating expenses	51,641	—	—	51,641
Depreciation and amortization	6,728	—	—	6,728
Corporate general and administrative	—	—	8,701	8,701

Operating income (loss)	13,166	4,947	(8,701)	9,412

Interest income	—	—	247	247
Interest expense	—	—	(5,397)	(5,397)
Amortization of loan costs	—	—	(919)	(919)
Write-off of loan costs	—	—	(1,633)	(1,633)

Income (loss) before minority interest and provision for income taxes	13,166	4,947	(16,403)	1,710

Provision for income taxes	—	—	(687)	(687)
Minority interest	—	—	(165)	(165)

Net income (loss)	$13,166	$4,947	$(17,255)	$858

As of September 30, 2005 and December 31, 2004, aside from the Company’s $99.8 million and $79.7 million portfolio of notes receivable, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the three and nine months ended September 30, 2005 and 2004, all capital expenditures incurred by the Company relate to the direct hotel investments segment.

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
On July 7, 2004, the Company acquired a Sheraton hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. Annualized revenue of the acquired hotel is approximately $9.0 million, while the adjacent office building, subsequently sold, had one tenant with nominal operations. The Company used proceeds from borrowings to fund this acquisition.
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
On October 1, 2004, the Company acquired the Hyatt Orange County hotel property in Anaheim, California, from Atrium Plaza, LLC for approximately $81.0 million in cash, inclusive of the seller’s commitment to fund a $6.0 million renovation, which was completed in December 2004. Annualized revenue of the acquired hotel is approximately $27.8 million. The Company used proceeds from both borrowings and the issuance of Series A preferred stock on September 22, 2004 to fund this acquisition.
On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million plus closing costs of approximately $4.3 million. The $250.0 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units based on $10.07 per share, which represents the average market price of the Company’s common stock for the 20-day period ending five business days before signing a definitive agreement to acquire these properties on December 23, 2004. Company management received their net consideration for the acquisition in the form of limited partnership units, whereas the third parties received 50% of their consideration in limited partnership units and 50% in cash. Regarding the debt assumed, the Company recorded such debt at a premium of approximately $5.7 million as the fixed interest rates on such debt exceeded current interest rates that the Company would otherwise incur on similar financial instruments. The debt premium is amortized as an adjustment to interest expense over the terms of the related debt instruments using the effective interest method. Annualized revenues of these 21 hotel properties are approximately $114.9 million. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock on December 30, 2004, from its follow-on public offering on January 20, 2005, and from a $15.0 million draw on its $60.0 million credit facility on March 16, 2005 to fund the acquisition of these properties.
On March 22, 2005, the Company acquired the Hilton Santa Fe hotel property in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million in cash. Annualized revenue of the acquired hotel is approximately $7.7 million. The Company used proceeds from borrowings and its follow-on public offering on January 20, 2005 to fund this acquisition.
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
In connection with these acquisitions, the accompanying consolidated financial statements include the results of the acquired hotels since the acquisition dates, all purchase prices were the result of arms-length negotiations, the Company did not assign any value to goodwill or other intangible assets, and purchase price allocations related to certain acquisitions completed within the last year are preliminary subject to further internal review and third-party appraisals.
The following unaudited pro forma statements of operations for the nine months ended September 30, 2005 and 2004 are based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the periods presented (in thousands, except share and per share amounts):

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004
Total revenues	$291,739	$259,060

Operating expenses	233,819	216,553

Operating income	57,920	42,507

Interest income	727	247
Interest expense and amortization and write-off of loan costs	(40,764)	(38,758)
Loss on debt extinguishment	(2,257)	—

Income before minority interest and income taxes	15,626	3,996

Provision for (benefit from) income taxes	94	(1,422)
Minority interest	(3,175)	(520)

Income from continuing operations	12,545	2,054

Income from discontinued operations	7,663	7,060
Income taxes related to discontinued operations	(3,000)	(2,617)

Net income	17,208	6,497

Preferred dividends	(5,726)	(5,726)

Net income available to common shareholders	$11,482	$771

Basic and diluted:
Income from continuing operations per share available to common shareholders	$0.15	$(0.09)

Income from discontinued operations per share	$0.11	$0.09

Net income per share available to common shareholders	$0.27	$0.02

Weighted average shares outstanding	43,145,841	43,145,841

17. Subsequent Events
On October 7, 2005, the Company completed a draw on its $100.0 million credit facility, due August 17, 2008, of $10.0 million.
On October 13, 2005, the Company executed a $210.8 million mortgage loan, which was combined with the Company’s existing $370.0 million mortgage loan executed on June 17, 2005. The newly combined $580.8 million loan, which is secured by 40 hotel properties, has a weighted-average fixed interest rate of 5.4%, requires monthly interest-only payments through July 1, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule, and includes certain prepayment restrictions and fees. Of the total $580.8 million loan, approximately $286.2 million matures July 1, 2015 and approximately $294.6 million matures February 1, 2016. Of the newly executed $210.8 million portion of the loan, the Company received proceeds of approximately $172.7 million on October 13, 2005 with the remaining $38.1 million expected to be received in mid-December 2005. With the proceeds received on October 13, 2005, the Company extinguished its $18.8 million mortgage loan, due October 11, 2022, and its $83.3 million mortgage loan, due September 11, 2008, which generated a loss on early extinguishment of debt of approximately $4.5 million, which is net of the write-off of the debt premiums associated with these mortgages of approximately $3.0 million. With the remaining proceeds to be received in mid-December, the Company intends to extinguish its $31.9 million mortgage loan, due December 7, 2010, which will generate an estimated loss on early extinguishment of debt of approximately $1.9 million, which is net of the write-off of the debt premium associated with this mortgage of approximately $840,000.
On October 19, 2005, the Company paid down its $100.0 million credit facility, due August 17, 2008, by $45.0 million.
On October 24, 2005, the Company executed a commitment letter with a financial institution related to a $211.5 million mortgage loan, which will be secured by 16 hotels divided equally into two pools. The first pool for $110.9 million will incur interest at a fixed rate of 5.74%, will mature nine years from the first payment date of the loan, and will require monthly interest-only payments for four years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. The second pool for $100.6 million will incur interest at a fixed rate of 5.69%, will mature ten years from the first payment date of the loan, and will require monthly interest-only payments for five years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. Both pools will include certain prepayment restrictions and fees. The Company intends to use proceeds from the loan to repay its $210.0 million term loan, due October 10, 2006, and its $6.2 million mortgage loan, due January 1, 2006. In connection with the repayment of these loans, the Company expects to incur charges of approximately $4.9 million related to the write-off of unamortized loan costs and early exit fees.
On October 24, 2005, the Company executed a commitment letter with a financial institution related to a $100.0 million senior secured revolving credit facility with the ability to be increased to $150.0 million subject to certain conditions, which will initially be secured by certain mezzanine loans receivable, will mature three years from commencement date of the loan, will incur interest at LIBOR plus a range of 1.5% to 2.75% depending on the loan-to-value ratio and types of collateral pledged, will require monthly interest-only payments through maturity, will require quarterly commitment fees based on 0.15% of the average undrawn balance during the quarter, and will include certain prepayment restrictions and fees. The Company intends to use proceeds from the credit facility to repay the $18.8 million balance outstanding at September 30, 2005 under its $45.6 million secured credit facility, due January 13, 2007. In connection with the repayment of this credit facility, the Company expects to incur charges of approximately $1.1 million related to the write-off of unamortized loan costs and early exit fees.
On October 24, 2005, Hurricane Wilma caused varying degrees of property damage and business interruption related to ten of the Company’s hotels in the southern Florida region, including temporary closure of portions of certain hotels. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of this hurricane. However, the Company will only accrue losses up to a maximum of $100,000 per damaged hotel, which represents the Company’s insurance deductibles for these hotels as recoveries in excess of the deductibles are considered probable.
On October 28, 2005, the Company acquired the Hyatt Dulles hotel property in Herndon, Virginia, from Dulles Airport, LLC for approximately $72.5 million in cash. Annualized revenue of the acquired hotel is approximately $18.1 million. The Company used proceeds from borrowings to fund this acquisition, including its $210.8 million mortgage loan executed on October 13, 2005 and its $45.0 million mortgage loan executed on October 28, 2005.
On October 28, 2005, the Company executed the aforementioned $45.0 million mortgage loan, which is secured by the Hyatt Dulles hotel, at an interest rate of LIBOR plus 2%, which matures October 10, 2007, includes three one-year extension options, requires monthly interest-only payments through maturity, and includes certain prepayment restrictions and fees. In connection with this loan, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount to limit its exposure to rising interest rates on its variable-rate debt. This interest rate cap matures October 15, 2007. The Company designated this interest rate cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS:
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of the federal securities laws. Ashford Hospitality Trust, Inc. (the “Company” or “we” or “our” or “us”) cautions investors that any forward-looking statements presented herein, or which management may express orally or in writing from time to time, are based on management’s beliefs and assumptions at that time. Throughout this report, words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result,” and other similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, said statements are not guarantees of future performance and are impacted by actual events that occur after such statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time those statements were made, to anticipate future results or trends.
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
EXECUTIVE OVERVIEW:
We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of September 30, 2005, we owned 79 hotels and approximately $99.8 million of mezzanine loans receivable. Six of these hotels were contributed upon our formation, nine of these hotels were acquired in the fourth quarter of 2003, 18 of these hotels were acquired during 2004, 16 of these hotels were acquired in the first quarter of 2005 (of which two hotels are considered held for sale and included in discontinued operations), and 30 of these hotels were acquired in the second quarter of 2005 (of which 15 hotels are considered held for sale and included in discontinued operations). The 44 hotel properties acquired since June 30, 2004 that are included in continuing operations contributed approximately $67.8 million and $12.3 million to our total revenue and operating income, respectively, for the three months ended September 30, 2005, and approximately $5.9 million and $1.8 million to our total revenue and operating income, respectively, for the three months ended September 30, 2004. The 47 hotel properties acquired since 2003 that are included in continuing operations contributed approximately $156.4 million and $31.6 million to our total revenue and operating income, respectively, for the nine months ended September 30, 2005, and approximately $16.1 million and $3.7 million to our total revenue and operating income, respectively, for the nine months ended September 30, 2004.
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
Throughout 2004 and the first three quarters of 2005, strong economic growth in the United States economy combined with improved business demand led to the strong RevPar growth throughout the lodging industry. For the remainder of 2005, forecasts for the lodging industry continue to be favorable as U.S. Gross Domestic Product (“GDP”) is forecast to continue to expand.
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
The following table illustrates the key performance indicators for the three and nine months ended September 30, 2005 and 2004 for the 18 hotels and 15 hotels included in continuing operations that we’ve owned throughout the comparative three and nine months periods presented, respectively (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Comparative Hotels (18 and 15 properties for quarter and year-to-date comparative periods, respectively):
Room revenues	$21,585,966	$19,875,523	$52,069,745	$46,698,417
RevPar	$80.46	$74.09	$80.14	$71.61
Occupancy	74.99%	72.83%	75.66%	70.72%
ADR	$107.30	$101.73	$105.92	$101.26

The following table reflects key line items from our consolidated statements of operations for the three months ended September 30, 2005 and 2004 (in thousands, unaudited):

	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	September 30, 2005	September 30, 2004	2004 to 2005
Total revenue	$97,284	$31,336	$65,948

Total hotel expenses	62,521	19,278	(43,243)

Property taxes, insurance, and other	5,302	2,317	(2,985)
Depreciation and amortization	9,045	2,768	(6,277)
Corporate general and administrative	3,883	3,094	(789)

Operating income	16,533	3,879	12,654

Interest income	270	116	154
Interest expense	(11,443)	(2,987)	(8,456)
Amortization of loan costs	(1,136)	(570)	(566)
Write-off of loan costs	—	(1,633)	1,633
Benefit from (provision for) income taxes	379	(531)	910
Minority interest	(930)	335	(1,265)
Income from discontinued operations, net	2,249	—	2,249

Net income (loss)	$5,922	$(1,391)	$7,313
The following table reflects key line items from our consolidated statements of operations for the nine months ended September 30, 2005 and 2004 (in thousands, unaudited):

	Nine Months	Nine Months	Favorable (Unfavorable)
	Ended	Ended	Change
	September 30, 2005	September 30, 2004	2004 to 2005
Total revenue	$227,557	$76,482	$151,075

Total hotel expenses	144,268	46,713	(97,555)

Property taxes, insurance, and other	11,753	4,928	(6,825)
Depreciation and amortization	19,185	6,728	(12,457)
Corporate general and administrative	10,407	8,701	(1,706)

Operating income	41,944	9,412	32,532

Interest income	727	247	480
Interest expense	(22,217)	(5,397)	(16,820)
Amortization of loan costs	(3,123)	(919)	(2,204)
Write-off of loan costs	(151)	(1,633)	1,482
Loss on debt extinguishment	(2,257)	—	(2,257)
Benefit from (provision for) income taxes	401	(687)	1,088
Minority interest	(3,125)	(165)	(2,960)
Income from discontinued operations, net	2,238	—	2,238

Net income	$14,437	$858	$13,579
Comparison of the Three Months Ended September 30, 2005 and September 30, 2004
Revenue. Total revenue for the three months ended September 30, 2005 increased approximately $65.9 million or 210.5% to approximately $97.3 million from total revenue of approximately $31.3 million for the three months ended September 30, 2004. The increase was primarily due to approximately $61.9 million in incremental revenues attributable to the 44 hotel properties acquired since June 30, 2004 that are included in continuing operations, approximately $1.8 million increase in interest income earned on the Company’s $99.8 million mezzanine loans receivable portfolio, which represents an increase in the portfolio of approximately $28.2 million since June 30, 2004, and approximately $2.3 million increase in revenues for comparable hotels, primarily due to increases in room revenues.
Room revenues at comparable hotels for the three months ended September 30, 2005 increased approximately $1.7 million or 8.6% compared to the same quarter of 2004, primarily due to an increase in RevPar from $74.09 to $80.46, which consisted of a 5.5% increase in ADR and a 3.0% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:
•	renovations were completed at the Syracuse Embassy Suites, Phoenix Embassy Suites, and Dayton Doubletree in 2004, which generated increased occupancy in 2005,

•	the Covington Radisson and Las Vegas Embassy Suites were both successful in increasing room-night contracts in 2005, and

•	the Mobile Homewood Suites in Alabama, the Austin Embassy Suites in Texas, and Lake Buena Vista Marriott Residence Inn in Florida all experienced occupancy increases due to evacuations in nearby hurricane-ravaged areas.
Food and beverage revenues at comparable hotels for the three months ended September 30, 2005 increased approximately $716,000 or 30.3% compared to the third quarter of 2004. Food and beverage revenues increased at several hotels due to increases in occupancy, which is consistent with the increase in room revenues. In addition, the Las Vegas Embassy Suites experienced a significant increase in banquets due to daily lunch-and-dinner events during the third quarter of 2005. Also, the Covington Radisson experienced a significant increase in banquets due to the temporary closure of a banquet hall in July 2004 due to fire damage.
Other revenues at comparable hotels for the three months ended September 30, 2005 compared to the same period of 2004 experienced minimal change.
Interest income from notes receivable increased to approximately $3.8 million for the three months ended September 30, 2005 compared to approximately $2.1 million for the third quarter of 2004 due to the mezzanine loans receivable portfolio of approximately $99.8 million at September 30, 2005, an increase in the portfolio of approximately $28.2 million since June 30, 2004.
Asset management fees were approximately $292,000 for the three months ended September 30, 2005 compared to approximately $341,000 for the third quarter of 2004. Regarding the acquisition of the 21-property hotel portfolio, completed on March 16, 2005, these 21 hotels were among the 27 hotel properties for which the Company provided asset management and consulting services for an affiliate, and the remaining six hotels for which the Company provided such services have either been sold or are currently being marketed for sale. In connection with the 21-property acquisition and any subsequent sale of the remaining six properties, the asset management and consulting agreements associated with those hotels were terminated, and the Company no longer receives any fees under the terminated agreements. Although the Company does not expect the remaining unsold hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement, the affiliate, pursuant to the agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million for approximately five years following the Company’s IPO.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $43.2 million or 224.3% for the three months ended September 30, 2005 compared to the third quarter of 2004, primarily due to approximately $41.9 million of expenses associated with the 44 hotel properties acquired since June 30, 2004 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $1.4 million or 8.7% for the three months ended September 30, 2005 compared to the third quarter of 2004 primarily due to increases in rooms, food and beverage, and indirect expenses.
Rooms expense at comparable hotels increased approximately $263,000 or 5.5% for the three months ended September 30, 2005 compared to the third quarter of 2004 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the three months ended September 30, 2005 compared to the third quarter of 2004 also increased, which is consistent with the increase in food and beverage revenues and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $637,000 or 7.9% for the three months ended September 30, 2005 compared to the third quarter of 2004. Indirect expenses increased as a result of:
•	increased hotel-level general and administrative expenses due to reserves taken against receivables from airlines that declared bankruptcy during the third quarter of 2005,

•	increased franchise fees due to increased room revenues at certain hotels in 2005, and

•	increased repairs and maintenance expense due to higher repairs at certain hotels in 2005.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $3.0 million or 128.8% for the three months ended September 30, 2005 compared to the third quarter of 2004 due to approximately $3.6 million of expenses associated with the 44 hotel properties acquired since June 30, 2004 that are included in continuing operations, which includes approximately $300,000 of accrued insurance deductibles related to property damage experienced at the Key West Crowne Plaza hotel resulting from various hurricanes. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense in the third quarter of 2005 decreased approximately $598,000 when compared to the third quarter of 2004 primarily resulting from decreased property insurance rates and decreased insurance claims due to property damage deductibles accrued in 2004 related to several hurricanes that damaged certain hotels in Florida during the third quarter of 2004.
Depreciation and Amortization. Depreciation and amortization increased approximately $6.3 million or 226.8% for the three months ended September 30, 2005 compared to the third quarter of 2004 primarily due to approximately $5.9 million of depreciation associated with the 44 hotel properties acquired since June 30, 2004 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $372,000 in the third quarter of 2005 compared to the third quarter of 2004 as a result of capital improvements made at several comparative hotels since the third quarter of 2004.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $3.9 million for the three months ended September 30, 2005 compared to approximately $3.1 million for the third quarter of 2004 primarily due to overall company growth and an increase in non-cash expenses associated with the amortization of employee stock grants from approximately $605,000 in the third quarter of 2004 compared to approximately $952,000 for the third quarter of 2005. As a percentage of total revenue, however, corporate general and administrative expense decreased from approximately 9.9% during the third quarter of 2004 to approximately 4.0% for the third quarter of 2005 due to corporate synergies inherent in overall growth.
Operating Income. Operating income increased approximately $12.7 million to approximately $16.5 million for the three months ended September 30, 2005 from approximately $3.9 million for the three months ended September 30, 2004 as result of the aforementioned operating results.
Interest Income. Interest income increased approximately $154,000 from approximately $116,000 for the three months ended September 30, 2004 to approximately $270,000 for the three months ended September 30, 2005 primarily due to interest earned on funds received from borrowings and equity offerings during the third quarter of 2005 in excess of interest earned on funds received from borrowings and equity offerings during the third quarter of 2004.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $9.0 million from approximately $3.6 million for the three months ended September 30, 2004 to approximately $12.6 million for the three months ended September 30, 2005. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and the overall increase in average interest rates incurred.
Write-off of Loan Costs. On September 2, 2004, the Company executed a $210.0 million term loan, and used the proceeds to repay three mortgage notes payable totaling approximately $57.8 million, pay down its $60.0 million secured credit facility by approximately $57.2 million, and pay down another mortgage note payable by approximately $12.6 million. Unamortized loan costs associated with the repaid mortgage notes was approximately $1.6 million, which was charged off during the three months ended September 30, 2004. For the three months ended September 30, 2005, there were no write-offs of unamortized loan costs.
Benefit from (Provision for) Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended September 30, 2005 and 2004, the benefit from (provision for) income taxes of approximately $379,000 and ($531,000), respectively, relates to the net income (loss) associated with Ashford TRS.
Minority Interest. Minority interest represents a reduction to net income of approximately $930,000 for the three months ended September 30, 2005 compared to an increase to net income of approximately $335,000 for the third quarter of 2004. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations was income of approximately $3.7 million for the three months ended September 30, 2005 compared to a loss from continuing operations of approximately $1.4 million for the three months ended September 30, 2004, which represents an increase of approximately $5.1 million as a result of the aforementioned operating results.
Income from Discontinued Operations, Net. On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Immediately thereafter, the Company began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of September 30, 2005, the Company had sold six of these properties (all prior to June 30, 2005) and secured commitments for the sales of the remaining two properties. On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell 15 of these properties and subsequently secured commitments related to the sales of all these properties. At September 30, 2005, approximately $154.1 million is classified as assets held for sale related to the estimated carrying values of the 17 remaining hotel properties. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties. The results of operations related to these 17 hotels are classified as discontinued operations, and represent net income of approximately $2.2 million for the three months ended September 30, 2005. During the third quarter of 2004, the Company did not have operations classified as discontinued operations.
Net Income (Loss). Net income was approximately $5.9 million for the three months ended September 30, 2005 compared to net loss of approximately $1.4 million for the three months ended September 30, 2004, which represents an increase of approximately $7.3 million as a result of the aforementioned operating results.
Preferred Dividends. On September 15, 2005, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on September 30, 2005, and approximately $1.3 million, or $0.18 per diluted share, for Series B preferred stockholders of record on September 30, 2005, both of which were paid October 13, 2005. During the third quarter of 2004, no preferred stock dividends were declared.
Net Income (Loss) Available to Common Shareholders. Net income (loss) available to common shareholders was net income of approximately $3.4 million for the three months ended September 30, 2005 compared to a net loss available to common shareholders of approximately $1.4 million for the three months ended September 30, 2004, which represents an increase of approximately $4.7 million as a result of the aforementioned operating results and preferred dividends.
Comparison of the Nine Months Ended September 30, 2005 and September 30, 2004
Revenue. Total revenue for the nine months ended September 30, 2005 increased approximately $151.1 million or 197.5% to approximately $227.6 million from total revenue of approximately $76.5 million for the nine months ended September 30, 2004. The increase was primarily due to approximately $140.3 million in incremental revenues attributable to the 47 hotel properties acquired since 2003 that are included in continuing operations, approximately $4.5 million increase in interest income earned on the Company’s $99.8 million mezzanine loans receivable portfolio, of which approximately $89.8 million of the portfolio was acquired since 2003, and approximately $6.3 million increase in revenues for comparable hotels, primarily due to increases in room revenues.
Room revenues at comparable hotels for the nine months ended September 30, 2005 increased approximately $5.4 million or 11.5% compared to the same period of 2004, primarily due to an increase in RevPar from $71.61 to $80.14, which consisted of a 4.6% increase in ADR and a 7.0% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:
•	renovations were completed at the Syracuse Embassy Suites, Phoenix Embassy Suites, and Dayton Doubletree in 2004, which generated increased occupancy in 2005,

•	the Covington Radisson, the Las Vegas Embassy Suites, and the Columbus Doubletree were all successful in increasing room-night contracts in 2005, and

•	the Mobile Homewood Suites in Alabama and the Austin Embassy Suites in Texas both experienced occupancy increases due to evacuations in nearby hurricane-ravaged areas.
Food and beverage revenues at comparable hotels for the nine months ended September 30, 2005 increased approximately $951,000 or 15.9% compared to the same period of 2004. Food and beverage revenues increased at several hotels due to increases in occupancy, which is consistent with the increase in room revenues. In addition, the Las Vegas Embassy Suites experienced a significant increase in banquets due to daily lunch-and-dinner events during 2005. Also, the Covington Radisson experienced a significant increase in banquets due to the temporary closure of a banquet hall in July 2004 due to fire damage.
Other revenues at comparable hotels for the nine months ended September 30, 2005 remained virtually flat compared to the same period of 2004.
Interest income from notes receivable increased to approximately $9.5 million for the nine months ended September 30, 2005 compared to approximately $4.9 million for the same period of 2004 due to the mezzanine loans receivable portfolio of approximately $99.8 million at September 30, 2005, of which approximately $89.8 million of this portfolio was acquired since 2003.
Asset management fees were approximately $940,000 for the nine months ended September 30, 2005 compared to approximately $1.0 million for the same period of 2004. Regarding the acquisition of the 21-property hotel portfolio, completed on March 16, 2005, these 21 hotels were among the 27 hotel properties for which the Company provided asset management and consulting services for an affiliate, and the remaining six hotels for which the Company provided such services have either been sold or are currently being marketed for sale. In connection with the 21-property acquisition and any subsequent sale of the remaining six properties, the asset management and consulting agreements associated with those hotels were terminated, and the Company no longer receives any fees under the terminated agreements. Although the Company does not expect the remaining unsold hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement, the affiliate, pursuant to the agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million for approximately five years following the Company’s IPO.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $97.6 million or 208.8% for the nine months ended September 30, 2005 compared to the same period of 2004, primarily due to approximately $93.9 million of expenses associated with the 47 hotel properties acquired since 2003 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $3.7 million or 9.8% for the nine months ended September 30, 2005 compared to the same period of 2004 primarily due to increases in rooms, food and beverage, and indirect expenses.
Rooms expense at comparable hotels increased approximately $1.0 million or 9.4% for the nine months ended September 30, 2005 compared to the same period of 2004 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the nine months ended September 30, 2005 compared to the same period of 2004 also increased, which is consistent with the increase in food and beverage revenues and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $1.8 million or 9.5% for the nine months ended September 30, 2005 compared to the same period of 2004. Indirect expenses increased as a result of:
•	increased hotel-level general and administrative expenses due to increased headcount and reserves taken against receivables from airlines that declared bankruptcy during 2005,

•	increased franchise fees due to increased room revenues at certain hotels in 2005, and

•	increased repairs and maintenance expense due to higher repairs and snow-removal services incurred at certain hotels in 2005.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $6.8 million or 138.5% for the nine months ended September 30, 2005 compared to the same period of 2004 due to approximately $7.0 million of expenses associated with the 47 hotel properties acquired since 2003 that are included in continuing operations, which includes approximately $300,000 of accrued insurance deductibles related to property damage experienced at the Key West Crowne Plaza hotel resulting from various hurricanes. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense in the nine months ended September 30, 2005 decreased approximately $136,000 when compared to the same period of 2004 primarily resulting from decreased property insurance rates and decreased insurance claims due to property damage deductibles accrued in 2004 related to several hurricanes that damaged certain hotels in Florida during the third quarter of 2004.
Depreciation and Amortization. Depreciation and amortization increased approximately $12.5 million or 185.2% for the nine months ended September 30, 2005 compared to the same period of 2004 primarily due to approximately $11.6 million of depreciation associated with the 47 hotel properties acquired since 2003 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $906,000 in the nine months ended September 30, 2005 compared to the same period of 2004 as a result of capital improvements made at several comparative hotels since September 30, 2004.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $10.4 million for the nine months ended September 30, 2005 compared to approximately $8.7 million for the same period of 2004 primarily resulting from an increase in headcount and the related salaries and benefits due to substantial growth and an increase in non-cash expenses associated with the amortization of employee stock grants from approximately $1.8 million in the first nine months of 2004 compared to approximately $2.5 million for the comparative 2005 period. As a percentage of total revenue, however, corporate general and administrative expense decreased from approximately 11.4% during the nine months ended September 30, 2004 to approximately 4.6% for the same period of 2005 due to corporate synergies inherent in overall growth.
Operating Income. Operating income increased approximately $32.5 million to approximately $41.9 million for the nine months ended September 30, 2005 from approximately $9.4 million for the nine months ended September 30, 2004 as result of the aforementioned operating results.
Interest Income. Interest income increased approximately $480,000 from approximately $247,000 for the nine months ended September 30, 2004 to approximately $727,000 for the nine months ended September 30, 2005 primarily due to interest earned on funds received from borrowings and equity offerings during the first three quarters of 2005 in excess of interest earned on funds received from the Company’s IPO and subsequent borrowings and equity offerings during the same period of 2004.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $19.0 million from approximately $6.3 million for the nine months ended September 30, 2004 to approximately $25.3 million for the nine months ended September 30, 2005. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and the overall increase in average interest rates incurred.
Write-off of Loan Costs. On January 20, 2005, with proceeds generated from its follow-on public offering, the Company repaid its $15.5 million mortgage note payable, due December 31, 2005, and its $7.0 mortgage note payable, due July 31, 2007. As a result, the Company wrote-off unamortized loan costs of approximately $151,000 during the nine months ended September 30, 2005. On September 2, 2004, the Company executed a $210.0 million term loan, and used the proceeds to repay three mortgage notes payable totaling approximately $57.8 million, pay down its $60.0 million secured credit facility by approximately $57.2 million, and pay down another mortgage note payable by approximately $12.6 million. Unamortized loan costs associated with the repaid mortgage notes was approximately $1.6 million, which was charged off during the nine months ended September 30, 2004.
Loss on Debt Extinguishment. On March 30, 2005, the Company paid down its mortgage debt, due October 11, 2022, by approximately $18.2 million, which generated a loss on early extinguishment of debt of approximately $2.3 million during the nine months ended September 30, 2005. The loss on early extinguishment of debt is net of the write-off of the related portion of a debt premium of approximately $1.4 million. During the first three quarters of 2004, there was no loss on debt extinguishments.
Benefit from (Provision for) Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the nine months ended September 30, 2005 and 2004, the benefit from (provision for) income taxes of approximately $401,000 and ($687,000), respectively, relates to the net income (loss) associated with Ashford TRS.
Minority Interest. Minority interest represents reductions to net income of approximately $3.1 million and $165,000 for the nine months ended September 30, 2005 and 2004, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.
Income from Continuing Operations. Income from continuing operations was approximately $12.2 million for the nine months ended September 30, 2005 and approximately $858,000 for the nine months ended September 30, 2004, which represents an increase of approximately $11.3 million as a result of the aforementioned operating results.
Income from Discontinued Operations, Net. On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Immediately thereafter, the Company began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of September 30, 2005, the Company had sold six of these properties and secured commitments for the sales of the remaining two properties. On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell 15 of these properties and subsequently secured commitments related to the sales of all these properties. At September 30, 2005, approximately $154.1 million is classified as assets held for sale related to the estimated carrying values of the 17 remaining hotel properties. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties. The results of operations related to these 23 hotels prior to each hotel’s sale are classified as discontinued operations, and represent net income of approximately $2.2 million for the nine months ended September 30, 2005. During the first three quarters of 2004, the Company did not have operations classified as discontinued operations.
Net Income. Net income was approximately $14.4 million for the nine months ended September 30, 2005 compared to approximately $858,000 for the nine months ended September 30, 2004, which represents an increase of approximately $13.6 million as a result of the aforementioned operating results.
Preferred Dividends. On March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on March 31, 2005, which was paid April 15, 2005. On March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred stockholders of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on June 30, 2005, and approximately $364,000, or $0.17 per diluted share, for Series B preferred stockholders of record on June 30, 2005, both of which were paid July 15, 2005. In addition, on June 15, 2005, the Company sold a financial institution its remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares. On September 15, 2005, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on September 30, 2005, and approximately $1.3 million, or $0.18 per diluted share, for Series B preferred stockholders of record on September 30, 2005, both of which were paid October 13, 2005. During the nine months ended September 30, 2004, no preferred stock dividends were declared.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $7.9 million for the nine months ended September 30, 2005 compared to approximately $858,000 for the nine months ended September 30, 2004, which represents an increase of approximately $7.0 million as a result of the aforementioned operating results and preferred dividends.
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
The following table reconciles net income (loss) available to common shareholders to FFO available to common shareholders for the three and nine months ended September 30, 2005 and 2004 (in thousands, unaudited):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss) available to common shareholders	$3,352	$(1,391)	$7,853	$858

Plus real estate depreciation and amortization	9,023	2,751	19,126	6,691
Remove minority interest	1,500	(335)	3,690	165

FFO available to common shareholders	$13,875	$1,025	$30,669	$7,714

For the three months ended September 30, 2005, FFO was not adjusted to add back the dividends on redeemable preferred stock of approximately $1.3 million. For the nine months ended September 30, 2005, FFO was not adjusted to add back the dividends on redeemable preferred stock of approximately $2.9 million and the loss on debt extinguishment of approximately $2.3 million.
LIQUIDITY AND CAPITAL RESOURCES:
Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal sources of revenue include: (i) cash flow from hotel operations, (ii) interest income from our mezzanine loans receivable portfolio, and (iii) guaranteed payments related to our eight asset management and consulting contracts with an affiliate.
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
During the nine months ended September 30, 2005, we completed the following significant transactions, which impacted or will impact our cash flow and liquidity:
Business Combinations:
On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million plus certain closing costs. The $250 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units. In addition, the Company has incurred approximately $3.8 million in capital improvements related to these properties and anticipates approximately $26.1 million of additional capital improvements. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock on December 30, 2004, from its follow-on public offering on January 20, 2005, and from a $15.0 million draw on its $60.0 million credit facility on March 16, 2005 to fund the acquisition of these properties.
On March 22, 2005, the Company acquired the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million in cash. In addition, the Company plans an additional $2.5 million for future capital improvements. The Company used cash from borrowings and its follow-on public offering on January 20, 2005 to fund this acquisition.
On June 17, 2005, the Company acquired a 30-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $465.0 million in cash. In addition, the Company has incurred approximately $5.8 million in capital improvements related to these properties and anticipates approximately $16.2 million of additional capital improvements. To fund this acquisition, the Company used proceeds from several sources, including: its $370.0 million mortgage loan executed on June 17, 2005, approximately $65.0 million from the issuance of Series B convertible redeemable preferred stock on June 15, 2005, and cash remaining from its follow-on public offering on April 5, 2005.
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
On July 1, 2005, the Company issued 2,070,000 shares of its common stock to a financial institution for $9.139 per share, which generated proceeds of approximately $18.9 million. The proceeds were used for the origination of a mezzanine notes receivable of approximately $5.6 million on July 12, 2005 and for general corporate purposes.
On September 26, 2005, the Company issued an additional 39,000 shares of restricted common stock to certain employees. These shares vest over three years, and the value of the shares is charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.95 per share.
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
During the nine months ended September 30, 2005, the Company sold six hotel properties for approximately $25.3 million. The Company had acquired these hotels on March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of September 30, 2005, the Company had sold six of these properties, discussed below, and secured commitments related to the sale of the remaining two properties. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.
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
On April 18, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, with an interest rate of 14% increasing 1% annually until reaching an 18% maximum, maturing April 2010, with interest-only payments through maturity, and prepayment prohibited through December 2007.
On May 27, 2005, the Company originated a mezzanine loan receivable of approximately $8.5 million, with an interest rate of LIBOR plus 9.75%, maturing May 2007 with three one-year extension options, and with interest-only payments through maturity.
On June 21, 2005, the Company originated a mezzanine loan receivable of approximately $4.0 million, with an interest rate of 14%, maturing June 2010, and with interest-only payments through maturity.
On July 12, 2005, the Company originated a mezzanine loan receivable of approximately $5.6 million, with an interest rate of LIBOR plus 9.5%, maturing July 2008 with a one-year extension option based on the financial performance of the underlying hotel, with interest-only payments through February 2007 plus principal thereafter based on a twenty-five-year amortization schedule, prepayment prohibited through June 2006, and a prepayment penalty imposed through February 2007.
On September 29, 2005, the Company originated a mezzanine loan receivable of approximately $3.0 million, with an interest rate of LIBOR plus 11.15%, maturing October 2008 with a one-year extension option, with interest-only payments through maturity, and prepayment prohibited through October 2006.
During the nine months ended September 30, 2005, the Company received principal payments of approximately $16.8 million related to full payment of its mezzanine loan receivable, due July 2006.

Indebtedness:
On January 20, 2005, with proceeds from the follow-on public offering discussed above, the Company repaid the then outstanding $17.8 million balance on its $60.0 million credit facility, due August 17, 2007, repaid the $15.5 million mortgage note payable, due December 31, 2005, and repaid the $7.0 mortgage note payable, due July 31, 2007.
On March 30, 2005, the Company made an $18.2 million payment against its mortgage note payable, due October 11, 2022, to reduce the then remaining outstanding balance on this mortgage to $19.2 million.
On June 17, 2005, the Company executed a $370.0 million mortgage loan, which is secured by 30 hotel properties, at a fixed interest rate of 5.32%, which matures July 1, 2015, requires monthly interest-only payments through July 1, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule, and includes certain prepayment restrictions and fees.
During the nine months ended September 30, 2005, the Company completed draws on its $60.0 million credit facility, due August 17, 2007, of $15.0 million, $20.0 million, $15.0 million, $10.0 million, and $10.0 million on March 16, 2005, March 22, 2005, April 27, 2005, June 2, 2005, and August 3, 2005, respectively. On April 15, 2005, the Company paid down this credit facility by $20.0 million.
During the nine months ended September 30, 2005, the Company paid down approximately $13.6 million of its $45.6 million credit facility, due July 13, 2007, in connection with the partial payoff of certain mezzanine notes receivable securing the facility.
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
On September 15, 2005, the Company declared a cash dividend of approximately $9.9 million, or $0.18 per diluted share, for common stockholders and holders of units of limited partnership of record on September 30, 2005, which was paid October 13, 2005.
On September 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on September 30, 2005, which was paid October 13, 2005.
On September 15, 2005, the Company declared a cash dividend of approximately $1.3 million, or $0.18 per diluted share, for Series B preferred stockholders of record on September 30, 2005, which was paid October 13, 2005.
Net Cash Flow Provided By Operating Activities. For the nine months ended September 30, 2005, net cash flow provided by operating activities of approximately $36.5 million increased approximately $38.8 million from net cash flow used in operating activities of approximately $2.3 million for the same period of 2004. The increase in net cash flow provided by operating activities was primarily attributable to improved operating income in 2005, which resulted from improved operations at the 15 comparable hotels as well as the 47 hotels acquired since December 2003 included in continuing operations.
Net Cash Flow Used In Investing Activities. For the nine months ended September 30, 2005, net cash flow used in investing activities was approximately $559.4 million, which consisted of approximately $37.2 million of acquisitions or originations of mezzanine loans receivable, approximately $541.2 million related to hotel property acquisitions, and approximately $26.3 million of improvements to various hotel properties. These cash outlays were somewhat offset by proceeds of approximately $17.1 million related to payments on notes receivable and approximately $28.2 million related to the sales of six hotel properties and an office building. For the nine months ended September 30, 2004, net cash flow used in investing activities was approximately $236.1 million, which consisted of approximately $87.6 million of acquisitions or originations of mezzanine and first-mortgage loans receivable, approximately $146.0 million related to the acquisitions of 17 hotel properties, and approximately $9.7 million of improvements to various hotel properties, offset by approximately $7.2 million of payments on notes receivable.
Net Cash Flow Provided By Financing Activities. For the nine months ended September 30, 2005, net cash flow provided by financing activities was approximately $527.3 million, which represents approximately $70.0 million in draws on the Company’s $100.0 million credit facility, $370.0 million related to a mortgage note completed on July 17, 2005, $145.5 million of net proceeds received from the Company’s follow-on public offerings on January 20, 2005 and April 5, 2005, $65.0 million in proceeds received from the issuance of Series B cumulative convertible redeemable preferred stock on June 15, 2005, and $18.9 million in proceeds received from the issuance of common stock to a financial institution on July 1, 2005, partially offset by approximately $25.7 million of dividends paid, $110.4 million of payments on indebtedness and capital leases, $5.4 million of payments of loan costs, and $654,000 of additional costs related to the issuances of Series B cumulative convertible redeemable preferred stock on December 30, 2004 and June 15, 2005. For the nine months ended September 30, 2004, net cash flow provided by financing activities was approximately $254.5 million, the majority of which relates to approximately $346.3 million of borrowings on indebtedness, including the $210.0 million term loan executed on September 2, 2004, and $55.1 million of proceeds received from the preferred stock offering on September 22, 2004, partially offset by repayments of three mortgage notes payable totaling approximately $57.8 million, pay down of the $60.0 million secured credit facility by approximately $57.2 million, pay down of another mortgage note payable by approximately $12.6 million, pay down of the $45.6 million credit facility by approximately $4.6 million, dividends paid of approximately $5.0 million, and loan costs paid of approximately $9.2 million.
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
SUBSEQUENT EVENTS:
On October 7, 2005, the Company completed a draw on its $100.0 million credit facility, due August 17, 2008, of $10.0 million.
On October 13, 2005, the Company executed a $210.8 million mortgage loan, which was combined with the Company’s existing $370.0 million mortgage loan executed on June 17, 2005. The newly combined $580.8 million loan, which is secured by 40 hotel properties, has a weighted-average fixed interest rate of 5.4%, requires monthly interest-only payments through July 1, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule, and includes certain prepayment restrictions and fees. Of the total $580.8 million loan, approximately $286.2 million matures July 1, 2015 and approximately $294.6 million matures February 1, 2016. Of the newly executed $210.8 million portion of the loan, the Company received proceeds of approximately $172.7 million on October 13, 2005 with the remaining $38.1 million expected to be received in mid-December 2005. With the proceeds received on October 13, 2005, the Company extinguished its $18.8 million mortgage loan, due October 11, 2022, and its $83.3 million mortgage loan, due September 11, 2008, which generated a loss on early extinguishment of debt of approximately $4.5 million, which is net of the write-off of the debt premiums associated with these mortgages of approximately $3.0 million. With the remaining proceeds to be received in mid-December, the Company intends to extinguish its $31.9 million mortgage loan, due December 7, 2010, which will generate an estimated loss on early extinguishment of debt of approximately $1.9 million, which is net of the write-off of the debt premium associated with this mortgage of approximately $840,000.
On October 19, 2005, the Company paid down its $100.0 million credit facility, due August 17, 2008, by $45.0 million.
On October 24, 2005, the Company executed a commitment letter with a financial institution related to a $211.5 million mortgage loan, which will be secured by 16 hotels divided equally into two pools. The first pool for $110.9 million will incur interest at a fixed rate of 5.74%, will mature nine years from the first payment date of the loan, and will require monthly interest-only payments for four years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. The second pool for $100.6 million will incur interest at a fixed rate of 5.69%, will mature ten years from the first payment date of the loan, and will require monthly interest-only payments for five years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. Both pools will include certain prepayment restrictions and fees. The Company intends to use proceeds from the loan to repay its $210.0 million term loan, due October 10, 2006, and its $6.2 million mortgage loan, due January 1, 2006. In connection with the repayment of these loans, the Company expects to incur charges of approximately $4.9 million related to the write-off of unamortized loan costs and early exit fees.
On October 24, 2005, the Company executed a commitment letter with a financial institution related to a $100.0 million senior secured revolving credit facility with the ability to be increased to $150.0 million subject to certain conditions, which will initially be secured by certain mezzanine loans receivable, will mature three years from commencement date of the loan, will incur interest at LIBOR plus a range of 1.5% to 2.75% depending on the loan-to-value ratio and types of collateral pledged, will require monthly interest-only payments through maturity, will require quarterly commitment fees based on 0.15% of the average undrawn balance during the quarter, and will include certain prepayment restrictions and fees. The Company intends to use proceeds from the credit facility to repay the $18.8 million balance outstanding at September 30, 2005 under its $45.6 million secured credit facility, due January 13, 2007. In connection with the repayment of this credit facility, the Company expects to incur charges of approximately $1.1 million related to the write-off of unamortized loan costs and early exit fees.
On October 24, 2005, Hurricane Wilma caused varying degrees of property damage and business interruption related to ten of the Company’s hotels in the southern Florida region, including temporary closure of portions of certain hotels. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of this hurricane. However, the Company will only accrue losses up to a maximum of $100,000 per damaged hotel, which represents the Company’s insurance deductibles for these hotels as recoveries in excess of the deductibles are considered probable.
On October 28, 2005, the Company acquired the Hyatt Dulles hotel property in Herndon, Virginia, from Dulles Airport, LLC for approximately $72.5 million in cash. Annualized revenue of the acquired hotel is approximately $18.1 million. The Company used proceeds from borrowings to fund this acquisition, including its $210.8 million mortgage loan executed on October 13, 2005 and its $45.0 million mortgage loan executed on October 28, 2005.
On October 28, 2005, the Company executed the aforementioned $45.0 million mortgage loan, which is secured by the Hyatt Dulles hotel, at an interest rate of LIBOR plus 2%, which matures October 10, 2007, includes three one-year extension options, requires monthly interest-only payments through maturity, and includes certain prepayment restrictions and fees. In connection with this loan, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount to limit its exposure to rising interest rates on its variable-rate debt. This interest rate cap matures October 15, 2007. The Company designated this interest rate cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.
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
Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of such hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel property’s net book value may not be recoverable. In evaluating the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, which considers capitalization rates, discount rates, and comparable selling prices. If an asset was deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.
Depreciation and Amortization Expense — Depreciation expense is based on the estimated useful life of the Company’s assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as the gain or loss on the potential sale of any of the Company’s hotels.
Assets Held For Sale and Discontinued Operations — The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) the Company will not have any significant continuing involvement subsequent to the disposal. For the three and nine months ended September 30, 2005, income from discontinued operations consists entirely of the operating results of eight hotel properties that were acquired March 16, 2005 in connection with the acquisition of a 21-property portfolio and 15 hotel properties that were acquired June 17, 2005 in connection with the acquisition of a 30-property portfolio. As of September 30, 2005, six of these properties had been sold and 17 of these properties remain classified as assets held for sale. No significant gain or loss has been or is expected to be recognized related to the sales of these properties.
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
In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”), variable interest entities, as defined, are required to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All of these loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate such hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria, and such entities will be consolidated, if required. The analysis utilized by the Company in evaluating FIN No. 46 criteria involves considerable management judgment and assumptions.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
As of September 30, 2005, our $800.5 million debt portfolio consisted of approximately $290.3 million of outstanding variable-rate debt and approximately $510.2 million of outstanding of fixed-rate debt, with interest rates ranging from 5.3% to 8.8%. As discussed below, $105.0 million of the variable-rate debt was converted to fixed-rate debt via an interest rate swap.
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
Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Purchased interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when rates are above the cap strike. As of September 30, 2005, derivatives with a fair value of approximately $1.3 million were included in other assets, and derivatives with a fair value of approximately $2,000 were included in other liabilities.
For the nine months ended September 30, 2005, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of September 30, 2005, net of the $105.0 million notional amount protected by an interest rate swap as of that date, would be approximately $1.4 million.
As of September 30, 2005, our $99.8 million portfolio of mezzanine loans receivable consisted of which approximately $76.8 million of outstanding variable-rate notes and approximately $23.0 million of outstanding fixed-rate notes. For the nine months ended September 30, 2005, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate loans receivable as of September 30, 2005 would be approximately $749,000.
As of September 30, 2005, our fixed-rate debt includes a premium of approximately $3.8 million as the fixed interest rates on such debt assumed in our acquisition of a 21-property hotel portfolio on March 16, 2005 exceed current interest rates that we would otherwise incur on similar financial instruments.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of

September 30, 2005, it does not consider those exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On December 27, 2004, the Company entered into a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement (“purchase agreement”) with Security Capital Secured Growth Incorporated (“Security Capital”) for the sale of up to $75.0 million in Series B cumulative convertible redeemable preferred stock. Pursuant to the purchase agreement, Security Capital could purchase up to 5,162,000 and 2,285,865 shares of the Company’s Series B-1 Preferred Stock and Series B-2 Preferred Stock, respectively, in each case at a per-share price of $10.07, which was determined using a 20-day average closing price calculated five business days prior to execution of the purchase agreement. On May 3, 2005, at the Company’s 2005 Annual Stockholders’ Meeting, the Company’s stockholders, pursuant to the purchase agreement, approved the future issuance of 2,285,865 shares of Series B-1 Preferred Stock in lieu of Series B-2 Preferred Stock. Accordingly, 7,447,865 shares of B-1 Preferred Stock and no shares of Series B-2 Preferred Stock were issued pursuant to the purchase agreement. Series B-1 Preferred Stock shares are convertible, at the option of the holder, at any time into the number of shares of common stock of the Company obtained by dividing $10.07 by the conversion price then in effect. The initial conversion price of the Series B-1 Preferred Stock shares is $10.07, subject to certain adjustments, as set forth in the purchase agreement. Additionally, Series B-1 Preferred Stock shareholders are entitled to vote, on an as-converted basis voting as a single class together with the holders of common stock, on all matters to be voted on by the Company’s stockholders.
Series B-1 Preferred Stock shares are redeemable for cash at the option of the Company at the liquidation preference, which is set at $10.07, after three years (or two years if certain criteria, as set forth in the purchase agreement, are met). Series B-1 Preferred Stock shares are redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur. Series B-1 preferred dividends for all such shares issued are set at the greater of $0.14 per share, or the prevailing common stock dividend.
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
On July 1, 2005, the Company issued 2,070,000 shares of its common stock to Security Capital for approximately $18.9 million, or $9.139 per share. Pursuant to the terms of the purchase agreement, Security Capital had certain participation rights with respect to certain sales of equity securities by the Company for consideration consisting solely of cash. Pursuant to this participation right and a result of the Company’s public common stock offering completed on January 20, 2005, Security Capital had the right to acquire up to 2,070,000 shares of the Company’s common stock at $9.139 per share. The participation rights granted to Security Capital expired July 16, 2005.
The issuances of the Series B-1 Preferred Stock and the common stock to Security Capital were effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5: OTHER INFORMATION
None.
ITEM 6: EXHIBITS

Exhibit
Number	Description of Exhibit
*31.1	Certification of the Chief Executive Officer Required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended

*31.2	Certification of the Chief Financial Officer Required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended

*31.3	Certification of the Chief Accounting Officer Required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended

*32.1	Certification of the Chief Executive Officer Required by Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33 -8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.2	Certification of the Chief Financial Officer Required by Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33 -8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.3	Certification of the Chief Accounting Officer Required by Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2005	By: /s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2005	By: /s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer (Principal Financial Officer)

Dated: November 4, 2005	By: /s/ MARK L. NUNNELEY
Mark L. Nunneley
Chief Accounting Officer (Principal Accounting Officer)