Form 10-K
period 2005-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2006-03-14
CIK 1232582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined by Rule 405 of the Securities Exchange Act).  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $429.9 million. As of March  10, 2006, the registrant had issued and outstanding 55,986,358 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FORM 10-K INDEX

Forward-Looking Statements

We make forward-looking statements throughout this Form 10-K and documents incorporated herein by reference that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the impact of technology on our operations and business; and

•	other

Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•	factors discussed in this Form 10-K, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties;”

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry and the market in which we operate, interest rates, or the general economy;

•	the degree and nature of our competition; and

•	other

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

OUR COMPANY

Ashford Hospitality Trust, Inc. and subsidiaries (the “Company” or “we” or “our”) is a self-advised real estate investment trust (“REIT”), which commenced operations on August 29, 2003 (“inception”) when it completed its initial public offering (“IPO”). We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of ours, serves as the sole general partner of our operating partnership.

The Company has elected to be treated as a REIT for federal income tax purposes. As a result of limitations imposed on REITs in operating hotel properties, the Company’s operating partnership leases its hotels to Ashford TRS Corporation or its wholly-owned subsidiaries (collectively, “Ashford TRS”). Ashford TRS, which is a wholly-owned subsidiary of the operating partnership, is treated as a taxable REIT subsidiary for federal income tax purposes. Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P. (“Remington Lodging”), one of the Company’s primary property managers, is wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of December 31, 2005, Remington Lodging managed 30 of the Company’s 80 hotel properties while unaffiliated management companies managed the remaining 50 hotel properties.

As of December 31, 2005, 43,831,394 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, and 11,092,075 units of limited partnership interest held by entities other than the us were outstanding. During the year ended December 31, 2005, the Company completed the following transactions:

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

As of December 31, 2005, we owned 80 hotel properties in 25 states with 13,184 rooms, an office building with nominal operations, and approximately $108.3 million of mezzanine or first-mortgage loans receivable. Our hotel investments are currently focused on the upscale and upper-upscale lodging segments and primarily concentrated among Marriott, Hilton, Hyatt, and Starwood brands.

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

OUR BUSINESS STRATEGIES

We currently focus our investment strategies on the upscale and upper-upscale segments within the lodging industry. However, we also believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of newly-created lodging investment opportunities as they develop. Currently, we do not limit our acquisitions to any specific geographical market. While our current investment strategies are well defined, our Board of Directors may change our investment policies at any time without stockholder approval.

We intend to continue to invest in a variety of lodging-related assets based upon our evaluation of diverse market conditions. These investments may include: (i) direct hotel investments; (ii) mezzanine financing through origination or acquisition in secondary markets; (iii) first-lien mortgage financing through origination or acquisition in secondary markets; and (iv) sale-leaseback transactions.

Our strategy is designed to take advantage of current lodging industry conditions and adjust to changes in market conditions over time. In the current market, we believe we can continue to purchase assets at discounts to previous trading ranges or replacement costs and acquire or originate debt positions with attractive relative yields. Over time, our assessment of market conditions will determine asset reallocation strategies. While we seek to capitalize on favorable market fundamentals, conditions beyond our control may have an impact on overall profitability and our investment returns.

Our investment strategy primarily targets limited and full-service hotels in primary, secondary, and resort markets throughout the United States. To take full advantage of current and future investment opportunities in the lodging industry, we will invest according to the asset allocation strategies described below. Due to ongoing changes in market conditions, we will continually evaluate the appropriateness of our investment strategies. Our Board of Directors may change any or all of these strategies at any time.

Direct Hotel Investments — In selecting the hotels that we have acquired since our IPO, we have targeted hotels that either offer a high current return or have the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. We intend to continue to acquire existing hotels and, under appropriate market conditions, may develop new hotels. Our direct hotel acquisition strategy will continue to follow similar investment criteria and will seek to achieve both current income and income from appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or smaller hotels that do not fit our investment strategy or criteria.

Mezzanine Financing — Subordinated loans, also known as mezzanine loans, that we have acquired or originated since our IPO relate to upscale or full-service hotels that we believe require no significant near-term capital expenditures, have reputable managers, and are located in good or emerging sub-markets. These mezzanine loans are secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels. We intend to continue to acquire or originate mezzanine loans. Mezzanine loans that we acquire in the future may be secured by individual assets as well as cross-collateralized portfolios of assets. Although these types of loans generally have greater repayment risks than first mortgages due to the subordinated nature of the loans, we have a disciplined approach in underwriting the value of the asset. We expect this asset class to provide us with attractive returns and potentially allow us to participate in the improving economics of the underlying hotel. In addition, subject to restrictions applicable to REITs, we may acquire or originate corporate-level mezzanine loans on an unsecured basis.

First Mortgage Financing — We have originated one first mortgage which was subsequently sold and two junior participations in first mortgages, which we refer to as mezzanine loans. As interest rates increase and the dynamics in the hotel industry make first-mortgage investments more attractive, we intend to acquire, potentially at a discount to par, or originate loans secured by first priority mortgages on hotels. We may be subject to certain state-imposed licensing regulations related to commercial mortgage lenders, with which we intend to comply. However, because we are not a bank or a federally chartered lending institution, we are not subject to the state and federal regulatory constraints imposed on such entities. Also, we expect we will be able to offer more flexible terms than commercial lenders who contribute loans to securitized mortgage pools. We anticipate that this asset class will provide us with stable, attractive current yields.

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

We may incur debt in the form of purchase money obligations to the sellers of properties, or in the form of publicly or privately placed debt instruments or financing from banks, institutional investors, or other lenders. Any such indebtedness may be unsecured or secured by mortgages or other interests in our properties or mortgage loans. This indebtedness may be recourse, non-recourse, or cross-collateralized. If recourse, that recourse may include our general assets or be limited to the particular investment to which the indebtedness relates. In addition, we may invest in properties or loans subject to existing loans secured by mortgages or similar liens on the properties, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings for working capital to:

•	purchase interests in partnerships or joint ventures;

•	refinance existing indebtedness;

•	finance the origination or purchase of mortgage investments; or

•	finance acquisitions, expansion, or redevelopment of existing properties or development of new properties.

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

OUR DISTRIBUTION POLICY

To maintain our qualification as a REIT, we make annual distributions to our stockholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions are authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership, Ashford TRS, and, in turn, upon the management of our properties by our property managers. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent that it’s not inconsistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.

Our charter allows us to issue preferred stock with a preference on distributions, which we did in both 2005 and 2004. The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distribution. Such issuance of preferred stock or preferred units, given the dividend preference on this stock or units, could limit our ability to make a dividend distribution to our common stockholders.

OUR RECENT DEVELOPMENTS

During the year ended December 31, 2005, we completed the following significant transactions:

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

On October 28, 2005, the Company acquired the Hyatt Dulles hotel property in Herndon, Virginia, from Dulles Airport, LLC for approximately $72.5 million in cash. The Company used proceeds from borrowings to fund this acquisition, including a portion of its $210.8 million mortgage loan executed on October 13, 2005 and its $45.0 million mortgage loan executed on October 28, 2005.

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

On May 12, 2005, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2006. These shares vested immediately, and the value of these shares was charged to compensation expense based on the closing price on the date of issuance of $10.24 per share.

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

During the year ended December 31, 2005, the Company sold six hotel properties for approximately $25.3 million. The Company had acquired these hotels on March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of December 31, 2005, the Company had sold six of these properties, discussed below, and secured commitments related to the sale of the remaining two properties. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.

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

On April 18, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, with an interest rate of 14% increasing 1% annually until reaching an 18% maximum, maturing May 2010, with interest-only payments through maturity, and prepayment prohibited through December 2007.

On May 27, 2005, the Company originated a mezzanine loan receivable of approximately $8.5 million, with an interest rate of LIBOR plus 9.75%, maturing June 2007 with three one-year extension options, and with interest-only payments through maturity.

On June 21, 2005, the Company originated a mezzanine loan receivable of approximately $4.0 million, with an interest rate of 14%, maturing July 2010, and with interest-only payments through maturity.

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

On September 29, 2005, the Company originated a mezzanine loan receivable of approximately $3.0 million, with an interest rate of LIBOR plus 11.15%, maturing September 2008 with a one-year extension option, with interest-only payments through maturity, and prepayment prohibited through November 2006.

On November 10, 2005, the Company received principal payment of approximately $9.8 million related to full payment of its mezzanine loan receivable, due August 2006.

On December 16, 2005, the Company acquired a mezzanine loan receivable of approximately $18.2 million, with an interest rate of LIBOR plus 9%, maturing October 2008, with interest-only payments through maturity.

During the year ended December 31, 2005, the Company received principal payments of approximately $16.8 million related to full payment of its mezzanine loan receivable, due July 2006.

Indebtedness:

During the year ended December 31, 2005, the Company completed several debt restructuring transactions to extend its maturities, lower its borrowing costs, and fix its interest rates. As of December 31, 2005, the Company’s $908.6 million debt portfolio consisted of approximately 87% of fixed-rate debt and approximately 13% of variable-rate debt, at a weighted average interest rate of 5.59%. As of December 31, 2004, Company’s $300.8 million debt portfolio consisted of approximately 42% of fixed-rate debt and approximately 58% of variable-rate debt, at a weighted average interest rate of 5.15%. During the year ended December 31, 2005, the following debt transactions generated this change in the Company’s debt portfolio:

On January 20, 2005, with proceeds generated from its follow-on public offering, the Company repaid the then outstanding $17.8 million balance on its $60.0 million credit facility, due August 17, 2007, the $15.5 million mortgage note payable, due December 31, 2005, and the $7.0 mortgage note payable, due July 31, 2007.

On March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio, the Company assumed approximately $164.7 million in mortgage notes payable, of which approximately $14.7 million was repaid immediately. On March 30, 2005, the Company made an $18.2 million principal payment related to this debt. On October 13, 2005 and December 20, 2005, the Company extinguished approximately $98.9 million and the remaining $31.0 million of this debt, respectively.

On June 17, 2005, the Company executed a $370.0 million mortgage loan, which was secured by 30 hotel properties, at a fixed interest rate of 5.32%, maturing July 1, 2015, and required monthly interest-only payments through July 1, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. On October 13, 2005, the Company executed a $210.8 million mortgage loan, which was combined with the Company’s existing $370.0 million mortgage loan executed on June 17, 2005. The newly combined $580.8 million loan, now secured by 40 hotel properties, has a weighted-average fixed interest rate of 5.4% and requires monthly interest-only payments through July 1, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. Of the total $580.8 million loan, approximately $286.2 million matures July 1, 2015 and approximately $294.6 million matures February 1, 2016. Of the newly executed $210.8 million portion of the loan, the Company received proceeds of approximately $172.7 million and $38.1 million on October 13, 2005 and December 20, 2005, respectively.

On August 24, 2005, the Company modified its $60.0 million credit facility, due August 17, 2007, such that the capacity of the credit facility was increased to $100.0 million with the ability to be increased to $150.0 million subject to certain conditions, the interest rate was reduced from LIBOR plus a range of 2.0% to 2.3% to LIBOR plus a range of 1.6% to 1.95% depending on the loan-to-value ratio, and maturity was extended one year to August 17, 2008 with two one-year extension options. During the year ended December 31, 2005, the Company completed draws on its $100.0 million credit facility, due August 17, 2008, of $15.0 million, $20.0 million, $15.0 million, $10.0 million, $10.0 million, $10.0 million, and $45.0 million on March 16, 2005, March 22, 2005, April 27, 2005, June 2, 2005, August 3, 2005, October 7, 2005, and November 9, 2005, respectively. On April 15, 2005 and October 19, 2005, the Company paid down this credit facility by $20.0 million and $45.0 million, respectively. At December 31, 2005, the Company had an outstanding balance of $60.0 million on this credit facility.

On October 28, 2005, the Company executed a $45.0 million mortgage loan, which is secured by one hotel, at an interest rate of LIBOR plus 2%, matures October 10, 2007, includes three one-year extension options, and requires monthly interest-only payments through maturity. In connection with this loan, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit its exposure to rising interest rates on its variable-rate debt.

On November 10, 2005, the Company repaid the remaining $18.8 million balance outstanding under its $45.6 million credit facility, due July 13, 2007. Prior to this repayment, the Company made principal payments in 2005 of approximately $13.6 million in connection with partial payoffs of one of the mezzanine notes receivable securing this facility.

On November 14, 2005, the Company executed a $211.5 million mortgage loan, which is secured by 16 hotels divided equally into two pools. The first pool for $110.9 million incurs interest at a fixed rate of 5.75%, matures December 11, 2014, and requires monthly interest-only payments for four years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. The second pool for $100.6 million incurs interest at a fixed rate of 5.7%, matures December 11, 2015, and requires monthly interest-only payments for five years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. The Company used proceeds from the loan to repay its $210.0 million term loan, due October 10, 2006, and its $6.2 million mortgage loan, due January 1, 2006.

On December 23, 2005, the Company executed a $100.0 million senior secured revolving credit facility with the ability to be increased to $150.0 million subject to certain conditions, of which drawings thereon will initially be secured by certain mezzanine loans receivable, will mature December 23, 2008, will incur interest at LIBOR plus a range of 1.5% to 2.75% depending on the loan-to-value ratio and types of collateral pledged, and will require monthly interest-only payments through maturity.

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

On December 15, 2005, the Company declared a cash dividend of approximately $11.0 million, or $0.20 per diluted share, for common stockholders and holders of units of limited partnership of record on December 31, 2005, which was paid January 16, 2006.

On December 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on December 31, 2005, which was paid January 16, 2006.

On December 15, 2005, the Company declared a cash dividend of approximately $1.5 million, or $0.20 per diluted share, for Series B preferred stockholders of record on December 31, 2005, which was paid January 16, 2006.

OUR COMPETITION

The hotel industry is highly competitive. All of our hotels are located in developed areas that include other hotel properties. Accordingly, our hotels compete for guests with other full-service or limited-service hotels in their immediate vicinities and, secondarily, with hotels in their geographic markets. The future occupancy, ADR, and

RevPAR of any hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. We believe that brand recognition, location, quality of the hotel and the services provided, and price are the principal competitive factors affecting our hotels.

OUR EMPLOYEES

At December 31, 2005, we had 41 full-time employees. The employees perform directly or through our operating partnership various acquisition, development, redevelopment, and corporate management functions. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our lessees rather than employees of ours.

OUR ENVIRONMENTAL MATTERS

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

OUR INSURANCE

We maintain comprehensive insurance, including liability, property, workers’ compensation, rental loss, environmental, terrorism, and, when available on reasonable commercial terms, flood and earthquake insurance, with policy specifications, limits, and deductibles customarily carried for similar properties. Certain types of losses (for example, matters of a catastrophic nature such as acts of war, earthquakes, or substantial known environmental liabilities) are either uninsurable or require such substantial premiums that the cost of maintaining such insurance is economically infeasible. Certain types of losses, such as those arising from subsidence activity, are insurable only to the extent that certain standard policy exceptions to insurability are waived by agreement with the insurer. We believe, however, that our properties are adequately insured, consistent with industry standards.

OUR FRANCHISE LICENSES

We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems. As of December 31, 2005, the Company owned 80 hotels, 78 of which operated under the following franchise licenses or brand management agreements:

Embassy Suites is a registered trademark of Hilton Hospitality, Inc.

Doubletree is a registered trademark of Hilton Hospitality, Inc.

Hilton Inn is a registered trademark of Hilton Hospitality, Inc.

Hilton Garden Inn is a registered trademark of Hilton Hospitality, Inc.

Homewood Suites by Hilton is a registered trademark of Hilton Hospitality, Inc.

Hampton Inn is a registered trademark of Hilton Hospitality, Inc.

Radisson is a registered trademark of Radisson Hotels International, Inc.

SpringHill Suites is a registered trademark of Marriott International, Inc.

Residence Inn by Marriott is a registered trademark of Marriott International, Inc.

Courtyard by Marriott is a registered trademark of Marriott International, Inc.

Fairfield Inn by Marriott is a registered trademark of Marriott International, Inc.

TownePlace Suites is a registered trademark of Marriott International, Inc.

Hyatt Regency is a registered trademark of Hyatt Corporation.

Sheraton is a registered trademark of Sheraton Hotels and Resorts, a division of Starwood Hotels and Resorts Worldwide, Inc.

Crowne Plaza is a registered trademark of InterContinental Hotels Group.

Howard Johnson is a registered trademark of Howard Johnson International, Inc., a division of Cendant Corporation.

Our management companies, including Remington Lodging, must operate each hotel pursuant to the terms of the related franchise or brand management agreement, and must use their best efforts to maintain the right to operate each hotel as such. In the event of termination of a particular franchise or brand management agreement, our management companies must operate the effected hotels under another franchise or brand management agreement, if any, that we enter into. We anticipate that most of the additional hotels we acquire will be operated under franchise licenses or brand management agreements as well.

Our franchise licenses and brand management agreements generally specify certain management, operational, recordkeeping, accounting, reporting, and marketing standards and procedures with which the franchisee or brand operator must comply, including requirements related to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	types of services and products ancillary to guestroom services that may be provided;

•	display of signage; and

•	type, quality, and age of furniture, fixtures, and equipment included in guestrooms, lobbies, and other common areas.

OUR SEASONALITY MATTERS

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

Item 1A.	Risk Factors

Risks Related to Our Business

Our business strategy depends on our continued growth. We may fail to integrate recent and additional investments into our operations or otherwise manage our planned growth, which may adversely affect our operating results.

Our business plan contemplates a period of continued growth in the next several years. We cannot assure you that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff to successfully integrate our recent investments into our portfolio and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisitions of any additional portfolio of properties or mortgages would generate additional operating expenses that we will be required to pay. As we acquire additional assets, we will be subject to the operational risks associated with owning new lodging properties. Our failure to successfully integrate our recent acquisitions as well as any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to stockholders.

We may be unable to identify additional real estate investments that meet our investment criteria or to acquire the properties we have under contract.

We cannot assure you that we will be able to identify real estate investments that meet our investment criteria, that we will be successful in completing any investment we identify, or that any investment we complete will produce a return on our investment. Moreover, we will have broad authority to invest in any real estate investments that we may identify in the future. We also cannot assure you that we will acquire properties we currently have under firm purchase contracts, if any, or that the acquisition terms we have negotiated, if any, will not change.

Conflicts of interest could result in our management acting other than in our stockholders’ best interest.

Conflicts of interest relating to Remington Lodging may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our Board of Directors, Mr. Archie Bennett, Jr., and our Chief Executive Officer and President, Mr. Montgomery Bennett, are 100% owners of Remington Lodging. As of

December 31, 2005, Remington Lodging managed 30 of our 80 properties and provided related services, including property management services and project development services. Additionally, Messrs. Archie and Montgomery Bennett own minority interests in several lodging properties not transferred to our operating partnership in connection with our initial public offering or transferred to our operating partnership in connection with our acquisition of a 21-property hotel portfolio on March 16, 2005.

Messrs. Archie and Montgomery Bennett’s ownership interests in and management obligations to Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging and will reduce the time and effort each can spend managing us. Our Board of Directors has adopted a policy that requires all management decisions relating to the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, by all of our independent directors.

Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie and Montgomery Bennett, Mr. David Brooks, our Chief Legal Officer, Mr. David Kimichik, our Chief Financial Officer, Mr. Mark Nunneley, our Chief Accounting Officer, and Mr. Martin L. Edelman (or his family members), one of our Directors, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

In addition, we agreed to indemnify the contributors of the properties contributed to us in exchange for operating partnership units, including (indirectly) Messrs. Archie and Montgomery Bennett, Brooks, Kimichik, Nunneley, and Edelman (or his family members), against the income tax they may incur if we dispose of any of these properties. Because of this indemnification, our indemnified management team members may make decisions about selling any of these properties that are not in our stockholders’ best interest.

We are a party to a master hotel management agreement and an exclusivity agreement with Remington Lodging, which describes the terms of Remington Lodging’s management of our hotels, as well as any future hotels we may acquire that will be managed by Remington Lodging. If we terminate the management agreement related to any of our hotels initially acquired in our IPO, we will be required to pay Remington Lodging a substantial termination fee. The exclusivity agreement requires us to engage Remington Lodging, unless our independent directors either (i) unanimously vote to employ a different manager or developer, or (ii) by a majority vote, elect not to engage Remington Lodging because special circumstances exist, or based on Remington Lodging’s prior performance, it is believed that another manager or developer could materially improve the performance of the duties. As the sole owners of Remington Lodging, which would receive any development, management, and management termination fees payable by us under the management agreement, Messrs. Archie and Montgomery Bennett may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our stockholders to do so.

In addition, Ashford Financial Corporation, an affiliate, contributed certain asset management and consulting agreements to us upon completion of our initial public offering relating to services that Ashford Financial Corporation agreed to perform for hotel property managers of 27 identified hotel properties. Ashford Financial Corporation is 100% owned by Messrs. Archie and Montgomery Bennett. Messrs. Archie and Montgomery Bennett also have or had a minority interest in the 27 hotels for which the asset management and consulting services agreements relate. The agreements provide for annual payments to us, as the assignee of Ashford Financial Corporation, in consideration for our performance of certain asset management and consulting services. The exact amount of the consideration due to us is contingent upon the revenue generated by the hotels underlying the asset management and consulting agreements. Ashford Financial Corporation has guaranteed a minimum payment to us of $1.2 million per year, subject to adjustments based on the consumer price index, through December 31, 2008. If any property underlying any asset management and consulting agreement is sold at any time, we will no longer derive any income from such property, and the amount of income we receive under applicable asset management and consulting agreements will decrease.

On March 16, 2005, we completed the acquisition of 21 of the 27 hotel properties for which we previously provided the asset management and consulting services, and the remaining six hotels for which we provided such services have either been sold or are currently being marketed for sale. In connection with the acquisition of the 21 hotel properties and any subsequent sale of the remaining six properties, the asset management and consulting agreements for these properties have been or will be terminated, and we will no longer receive any fees under the terminated agreements. We do not expect the remaining unsold hotel properties for which we provide asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement. However, pursuant to a guarantee executed in connection with our IPO, Ashford Financial Corporation will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.

Tax indemnification obligations that apply in the event that we sell certain properties could limit our operating flexibility.

If we dispose of the five properties contributed to us in connection with our IPO in exchange for units in our operating partnership, we may be obligated to indemnify the contributors, including Messrs. Archie and Monty Bennett whom have substantial ownership interests, against the tax consequences of the sale. In addition, we have agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness in the amount of at least $16.0 million, which will allow the contributors to defer recognition of gain in connection with the contribution of the Las Vegas hotel property as part of our formation.

Additionally, we are prohibited from selling or transferring the Sea Turtle Inn in Atlantic Beach, Florida, for a certain period, if as a result, the entity from whom we acquired the property would recognize gain for federal tax purposes.

Further, in connection with our acquisition of certain properties in March 2005 that were contributed to us in exchange for units in our operating partnership, we agreed to certain tax indemnities with respect to 11 of these properties. If we dispose of any of these 11 properties or reduce the debt on these properties in a transaction that results in a taxable gain to the contributors, we may be obligated to indemnify the contributors or their specified assignees against the tax consequences of the transaction.

In general, tax indemnities equal to the amount of the federal, state, and local income tax liability the contributor or its specified assignee incurs with respect to the gain allocated to the contributor. The terms of the contribution agreements generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of the tax indemnity.

While the tax indemnities generally do not contractually limit our ability to conduct our business in the way we desire, we are less likely to sell any of the contributed properties for which we have agreed to the tax indemnities described above in a taxable transaction during the applicable indemnity period. Instead, we would either hold the property for the entire indemnity period or seek to transfer the property in a tax-deferred, like-kind exchange. In addition, a condemnation of one of our properties could trigger our tax indemnification obligations.

Hotel franchise requirements could adversely affect distributions to our stockholders.

We must comply with operating standards, terms, and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain such standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our property managers to conform to such standards. Franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise based on the completion of capital improvements that our management or Board of Directors determines to be too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our management or Board of Directors may elect to allow the franchise to lapse or be terminated, which could result in a change in brand franchising or operation of the hotel as an independent hotel.

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

Future terrorist attacks similar in nature to the events of September 11, 2001 may negatively affect the performance of our properties, the hotel industry in general, and our future results of operations and financial condition.

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

Our entire business is hotel related. Our current investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. Adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to our stockholders.

We rely on third-party property managers, including Remington Lodging, to operate our hotels and for a significant majority of our cash flow.

For us to continue to qualify as a REIT, third parties must operate our hotels. A REIT may lease its hotels to taxable REIT subsidiaries in which the REIT can own up to a 100% interest. A taxable REIT subsidiary, or TRS, pays corporate-level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRS must hire, to manage the hotels, an “eligible independent contractor” (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT, or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT, and the REIT cannot own any debt or equity securities of the EIC).

Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into a management agreement with Remington Lodging, which is owned 100% by Messrs. Archie and Montgomery Bennett, to manage 30 of the 80 lodging properties we owned at December 31, 2005, and we have hired unaffiliated third-party property managers to manage the remaining 50 properties we owned at that time. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under applicable management agreements or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in other criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged, we may be in breach of the franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. Any of these circumstances could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

If we cannot obtain additional financing, our growth will be limited.

We are required to distribute to our stockholders at least 90% of our taxable income, excluding net capital gains, each year to continue to qualify as a REIT. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal. As such, we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development of hotel-related assets will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders.

As a REIT, we are required to distribute at least 90% of our taxable income each year to our stockholders. We intend to distribute to our stockholders all or substantially all of our taxable income each year so as to qualify for the tax benefits accorded to REITs, but our ability to make distributions may be adversely affected by the risk factors described herein. We cannot assure you that we will be able to make distributions in the future. In the event of future downturns in our operating results and financial performance, unanticipated capital improvements to our hotels, or declines in the value of our mortgage portfolio, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our Board of Directors, which will consider, among other factors, our financial performance, debt service obligations, applicable debt covenants, and capital expenditure requirements.

We are subject to various risks related to our use of, and dependence on, debt.

The interest we pay on variable-rate debt increases as interest rates increase, which may decrease cash available for distribution to stockholders. We cannot assure you that we will be able to meet our debt service obligations. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to stockholders, and (iv) increase the risk that we could be forced to liquidate assets to repay debt, any of which could have a material adverse affect on us.

If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may prohibit us from borrowing unused amounts under our lines of credit, even if repayment of some or all the borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow beyond certain amounts or for certain purposes. Our governing instruments do not contain any limitation on our ability to incur indebtedness.

We compete with other hotels for guests. We also face competition for acquisitions of lodging properties and of desirable mortgage investments.

The mid, upscale, and upper-upscale segments of the hotel business are competitive. Our hotels compete on the basis of location, room rates, quality, service levels, reputation, and reservation systems, among many other factors. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to stockholders.

We compete for hotel acquisitions with entities that have similar investment objectives as us. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan.

We also compete for mortgage-asset investments with numerous public and private real estate investment vehicles, such as mortgage banks, pension funds, other REITs, institutional investors, and individuals. Mortgages and other investments are often obtained through a competitive bidding process. In addition, competitors may seek to establish relationships with the financial institutions and other firms from which we intend to purchase such assets. Competition may result in higher prices for mortgage assets, lower yields, and a narrower spread of yields over our borrowing costs.

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

We may enter into hedging transactions to protect (i) us from the effects of interest rate fluctuations on floating-rate debt and (ii) our portfolio of mortgage assets from interest rate and prepayment rate fluctuations. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought.

•	The duration of the hedge may not match the duration of the related liability.

•	The party owing money in the hedging transaction may default on its obligation to pay.

•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.

•	The value of derivatives used for hedging may be adjusted from time to time in accordance with generally accepted accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

Hedging involves both risks and costs, including transaction costs, which may reduce our overall returns on our investments. These costs increase as the period covered by the hedging relationship increase and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distributions to stockholders. We generally hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income from hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent.

We may not be able to sell our investments on favorable terms.

We may decide to sell investments for a variety of reasons. We cannot assure you that we will be able to sell any of our investments on favorable terms, or that our investments will not be sold for a loss.

Risks Related to Hotel Investments

We are subject to general risks associated with operating hotels.

Our hotels and hotels underlying our mortgage and mezzanine loans are subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

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

Our hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures, and equipment. Franchisors of our hotels may also require periodic capital improvements as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements, which gives rise to the following risks:

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

The hotel business is seasonal, which affects our results of operations from quarter to quarter.

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

As part of our business strategy, we originate and acquire lodging-related uninsured and non-investment grade mortgage loans and mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud and related losses, and special hazard losses that are not covered by standard hazard insurance. Also, costs of financing the mortgage loans could exceed returns on mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. To the extent we suffer such losses with respect to our investments in mortgage loans, our value and the price of our securities may be adversely affected.

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

Investment yields affect our decision whether to originate or purchase investments and the price offered for such investments.

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

Lodging property values and net operating income derived from lodging properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described herein relating to general economic conditions, operating lodging properties, and owning real estate investments. In the event its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of collateral and potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.

Mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.

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

Incurring mortgage debt increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on the foreclosure but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders of that income.

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

Since real estate investments are relatively illiquid, our ability to promptly sell one or more properties or mortgage loans in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

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

Our properties and properties underlying our loan assets may be subject to environmental liabilities. An owner of real property, or a lender with respect to a property that exercises control over the property, can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination.

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

The presence of hazardous substances on a property we own or have made a loan with respect to may adversely affect our ability to sell or foreclose on the property, and we may incur substantial remediation costs. The discovery of environmental liabilities attached to our properties or properties underlying our loan assets could have a material adverse effect on our results of operations, financial condition, and ability to pay dividends to stockholders.

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

Our properties and properties underlying our mortgage loans may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern regarding indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties or properties underlying our loan assets could require us or our borrowers to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us or our borrowers to liability from guests, employees, and others if property damage or health concerns arise.

Compliance with the Americans with Disabilities Act and fire, safety, and other regulations may require us or our borrowers to make unintended expenditures that adversely impact our operating results.

All of our properties and properties underlying our mortgage loans are required to comply with the Americans with Disabilities Act, or the ADA. The ADA requires that “public accommodations” such as hotels be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. We or our borrowers may be required to expend funds to comply with the provisions of ADA at our hotels or hotels underlying our loan assets, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we and our borrowers are required to operate our properties in compliance with fire and safety regulations, building codes, and other land-use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We and our borrowers may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

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

Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed. Accordingly, there can be no assurance that (i) the insurance coverage thresholds that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits); (ii) we will not incur large deductibles that will adversely affect our earnings; (iii) we will not incur losses from risks that are not insurable or that are not economically insurable; or (iv) current coverage thresholds will continue to be available at reasonable rates. In the future, we may not choose to maintain terrorism insurance on any of our properties. As a result, one or more large uninsured or underinsured losses could have a material adverse affect on us.

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

We conduct operations so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

•	we would also be subject to federal alternative minimum tax and, possibly, increased state and local taxes;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year that we lost our qualification, and, thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

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

From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.

At any time, federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. On May 28, 2003, the President signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act. Effective for taxable years beginning after December 31, 2002, the Jobs and Growth Tax Act reduced the maximum rate of tax applicable to individuals on dividend income from regular C corporations from 38.6% to 15.0%. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction. The implementation of the Jobs and Growth Tax Act could ultimately cause individual investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non-REIT corporations would be subject to lower tax rates for the individual. We cannot predict whether in fact this will occur or whether, if it occurs, what the impact will be on the value of our securities.

Your investment in our securities has various federal, state, and local income tax risks that could affect the value of your investment.

Although the provisions of the Internal Revenue Code relevant to your investment in our securities are generally described elsewhere herein, we strongly urge you to consult your own tax advisor concerning the effects of federal, state, and local income tax law on an investment in our securities because of the complex nature of the tax rules applicable to REITs and their stockholders.

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

We conduct our business in a manner that allows us to avoid registration as an investment company under the Investment Company Act of 1940, or the 1940 Act. Under Section 3(c)(5)(C) of the 1940 Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are not treated as investment companies. The SEC staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests to be able to rely on this exemption. To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Our ownership of these mortgage securities, therefore, is limited by the provisions of the 1940 Act and

SEC staff interpretive positions. There are no assurances that efforts to pursue our intended investment program will not be adversely affected by operation of these rules.

Our charter does not permit ownership in excess of 9.8% of our capital stock, and attempts to acquire our capital stock in excess of the 9.8% limit without approval from our Board of Directors are void.

For the purpose of preserving our REIT qualification, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the lesser of the total number or value of the outstanding shares of our preferred stock, unless our Board of Directors grants a waiver. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will be void, and could result in the shares being automatically transferred to a charitable trust.

Since provisions contained in Maryland law and our charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.

Provisions contained in our charter and Maryland general corporation law may have effects that delay, defer, or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit: The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock without our permission.

•	Classification of preferred stock: Our charter authorizes our Board of Directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. Our preferred stock issuances could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

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

Offerings of debt securities, which would be senior to our common stock and preferred stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for purposes of dividend distributions, may adversely affect the market price of our common stock and any preferred stock.

We have issued preferred stock and may offer debt securities. Additionally, in the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, and classes of preferred stock or common stock or classes of preferred units. Upon liquidation, holders of our debt securities or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of preferred stock or common stock, and holders of our debt securities and shares of preferred stock or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common or preferred stock, or both. Our preferred stock or preferred units, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their securities holdings in us.

Securities eligible for future sale may have adverse effects on the market price of our securities.

We cannot predict the effect, if any, of future sales of securities, or the availability of securities for future sales, on the market price of our outstanding securities. Sales of substantial amounts of common stock or the perception that such sales could occur, may adversely affect prevailing market prices for our securities.

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

We depend on key personnel with long-standing business relationships. The loss of key personnel could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Messrs. Archie and Montgomery Bennett, Kessler, Brooks, Kimichik, and Nunneley and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key-person life insurance on any of our officers. Although these officers currently have employment agreements with us, we cannot assure you of the continued employment of all of our officers. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

An increase in market interest rates may have an adverse effect on the market price of our securities.

A factor investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our securities is likely based on the earnings and return that we derive from our investments and income with respect to our properties and our related distributions to stockholders, and not from the market value or underlying appraised value of the properties or investments themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common or preferred stock could decrease because potential investors may require a higher dividend yield on our common or preferred stock as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2005, we owned 80 hotel properties located in 25 states with 13,184 rooms. We own our hotels in fee simple except for (a) the Radisson Hotel in Covington, Kentucky, which we own partially in fee simple and partially pursuant to a ground lease that expires in 2070 (including all extensions), (b) the Doubletree Guest Suites in Columbus, Ohio, which was built on an air rights lease above the parking garage that expires in 2045, (c) the Radisson Hotel in Ft. Worth, Texas, which we own pursuant to a ground lease which expires in 2040 (including all extensions), (d) the Radisson Hotel in Indianapolis, Indiana, which we own pursuant to a ground lease which expires in 2034 (including all extensions), (e) the Crowne Plaza in Key West, Florida, which we own pursuant to a ground lease that expires in 2084 (including all extensions), and (f) the Residence Inn in Wilmington, Delaware, which we own pursuant to a ground lease that expires in 2062 (including all extensions). Regarding the 80 hotels, 63 hotels are held for investment purposes and 17 hotels are held for sale. All 80 hotels are operated by our managers. The following table sets forth certain descriptive information regarding these hotels as of December 31, 2005:

Hotel Property	Location	Rooms

Embassy Suites	Austin, TX	150
Embassy Suites	Dallas, TX	150
Embassy Suites	Herndon, VA	150
Embassy Suites	Las Vegas, NV	220
Embassy Suites	Phoenix, AZ	229
Embassy Suites	Syracuse, NY	215
Embassy Suites	Flagstaff, AZ	119
Embassy Suites	Houston, TX	150
Embassy Suites	West Palm Beach, FL	160
Radisson Hotel	Covington, KY	236
Radisson Hotel	Holtsville, NY	188
Radisson Hotel (downtown)	Indianapolis, IN	371
Radisson Hotel	Ft. Worth, TX	517
Radisson Hotel	Rockland, MA	127
Radisson Hotel	Indianapolis, IN	259
Radisson Hotel	Milford, MA	173
Doubletree Guest Suites	Columbus, OH	194
Doubletree Guest Suites	Dayton, OH	137
Hilton Garden Inn	Jacksonville, FL	119
Hilton Inn	Houston, TX	243
Hilton Inn	St. Petersburg, FL	333
Hilton Inn	Santa Fe, NM	157
Homewood Suites	Mobile, AL	86
Hampton Inn	Lawrenceville, GA	86
Hampton Inn	Evansville, IN	141
Hampton Inn	Terre Haute, IN	112
Hampton Inn	Horse Cave, KY	101
Hampton Inn	Buford, GA	92
SpringHill Suites by Marriott	Jacksonville, FL	102
SpringHill Suites by Marriott	Baltimore, MD	133

Hotel Property	Location	Rooms

SpringHill Suites by Marriott	Kennesaw, GA	90
SpringHill Suites by Marriott	Buford, GA	96
SpringHill Suites by Marriott	Gaithersburg, MD	162
SpringHill Suites by Marriott	Centreville, VA	136
SpringHill Suites by Marriott	Charlotte, NC	136
SpringHill Suites by Marriott	Durham, NC	120
Fairfield Inn by Marriott	Kennesaw, GA	87
Fairfield Inn by Marriott	Evansville, IN	110
Fairfield Inn by Marriott	Princeton, IN	73
Courtyard by Marriott	Bloomington, IN	117
Courtyard by Marriott	Columbus, IN	90
Courtyard by Marriott	Louisville, KY	150
Courtyard by Marriott	Crystal City, VA	272
Courtyard by Marriott	Ft. Lauderdale, FL	174
Courtyard by Marriott	Overland Park, KS	168
Courtyard by Marriott	Palm Desert, CA	151
Courtyard by Marriott	Foothill Ranch, CA	156
Courtyard by Marriott	Alpharetta, GA	154
Marriott Residence Inn	Lake Buena Vista, FL	210
Marriott Residence Inn	Evansville, IN	78
Marriott Residence Inn	Orlando, FL	350
Marriott Residence Inn	Falls Church, VA	159
Marriott Residence Inn	San Diego, CA	150
Marriott Residence Inn	Fishkill, NY	139	held for sale
Marriott Residence Inn	Sacramento, CA	176	held for sale
Marriott Residence Inn	Salt Lake City, UT	144
Marriott Residence Inn	Ft. Worth, TX	120	held for sale
Marriott Residence Inn	Palm Desert, CA	130
Marriott Residence Inn	Wilmington, DE	120	held for sale
Marriott Residence Inn	Orlando, FL	176	held for sale
Marriott Residence Inn	Warwick, RI	96	held for sale
Marriott Residence Inn	Ann Arbor, MI	114	held for sale
Marriott Residence Inn	Tyler, TX	128	held for sale
TownePlace Suites by Marriott	Mt. Laurel, NJ	95	held for sale
TownePlace Suites by Marriott	Scarborough, ME	95	held for sale
TownePlace Suites by Marriott	Miami, FL	95	held for sale
TownePlace Suites by Marriott	Ft. Worth, TX	95	held for sale
TownePlace Suites by Marriott	Miami Lakes, FL	95	held for sale
TownePlace Suites by Marriott	Tewksbury, MA	95	held for sale
TownePlace Suites by Marriott	Newark, CA	127	held for sale
Sea Turtle Inn	Atlantic Beach, FL	193
Sheraton Hotel	Langhorne, PA	187
Sheraton Hotel	Minneapolis, MN	222
Hyatt Regency	Anaheim, CA	654

Hotel Property	Location	Rooms

Hyatt Regency	Herndon, VA	316
Howard Johnson	Commack, NY	109	held for sale
Howard Johnson	Westbury, NY	80	held for sale
Crowne Plaza	Beverly Hills, CA	260
Crowne Plaza	Key West, FL	160
Annapolis Inn	Annapolis, MD	124

Total		13,184

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “AHT.” The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per common share:

			Cash
	Price Range		Distributions
	High	Low	Per Share

2004
First quarter	$10.52	$9.10	$0.06
Second quarter	$10.50	$8.10	$0.10
Third quarter	$9.55	$8.35	$0.14
Fourth quarter	$11.09	$9.25	$0.15
2005
First quarter	$10.84	$9.00	$0.16
Second quarter	$10.90	$9.70	$0.17
Third quarter	$12.22	$10.28	$0.18
Fourth quarter	$11.53	$9.78	$0.20

To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our Directors, and no assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership, Ashford TRS, and, in turn, upon the management of our properties by Remington Lodging or other management companies.

Recent Sales of Unregistered Securities

None during the quarter ended December 31, 2005.

Stockholder Information

As of March 10, 2006, we had approximately 14,400 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. However, our Board of Directors has granted waivers to three stockholders allowing such stockholders to exceed the ownership limitation.

Equity Compensation Plans Information

The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants, and rights; weighted-average exercise price of outstanding options, warrants, and rights; and the number of securities remaining available for future issuance as of December 31, 2005:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price
	Exercise of Outstanding	of Outstanding	Number of Securities
	Options, Warrants,	Options, Warrants,	Remaining Available
	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders:
Restricted common stock	None	NA	2,803,553
Equity compensation plans not approved by security holders	None	None	None

Item 6.	Selected Financial Data

The following table sets forth consolidated selected historical operating and financial data for the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this table includes the combined selected historical operating and financial data of certain affiliates of Remington Lodging (the “Predecessor”).

The selected historical consolidated and combined financial information as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 were derived from financial statements contained elsewhere herein. The selected historical consolidated and combined financial information as of December 31, 2003 and for the year ended December 31, 2002 were derived from the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2004, which are included in the Company’s Form 10-K, filed March 16, 2005. The selected historical combined financial information as of December 31, 2002 and 2001 and for the year ended December 31, 2001 were derived from the Company’s Post-Effective Amendment #1 to Form S-11 (file number 001-31775) as filed with the Securities and Exchange Commission on August 26, 2003.

The information below should be read along with all other financial information and analysis presented elsewhere herein, including the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated and combined financial statements and related notes thereto.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

SELECTED HISTORICAL FINANCIAL AND OTHER DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Company)	(Company)	(Company &	(Predecessor)	(Predecessor)
			Predecessor)
	(In thousands, except share and per share amounts)

Operating Data:
Revenue:
Hotel revenues
Rooms	$250,571	$89,798	$34,683	$28,530	$29,165
Food and beverage	52,317	14,337	6,159	5,698	5,692
Interest income from notes receivable	13,323	7,549	110	—	—
Other	15,439	5,241	1,327	1,130	1,358

Total Operating Revenue	331,650	116,925	42,279	35,358	36,215
Expenses:
Hotel operating expenses
Rooms	56,991	20,908	8,113	6,462	6,261
Food and beverage	39,711	10,859	4,703	4,183	4,477
Other direct	5,420	2,150	901	622	608
Indirect	99,804	35,561	14,823	12,370	12,374
Management fees, including related parties	11,547	3,395	1,370	1,060	1,464
Property taxes, insurance, and other	17,248	6,655	2,858	2,437	2,198
Depreciation & amortization	30,286	10,768	4,933	4,834	4,446
Corporate general and administrative:
Stock-based compensation	3,446	2,397	864	—	—
Other corporate general and administrative	11,077	9,458	3,139	—	—

Total Operating Expenses	275,530	102,151	41,704	31,969	31,828

Operating income	56,120	14,774	575	3,390	4,388

Interest income	1,027	335	289	53	227
Interest expense and amortization of loan costs	(38,404)	(11,101)	(5,000)	(6,536)	(7,521)
Write-off of loan costs and exit fees	(5,803)	(1,633)	—	—	—
Loss on debt extinguishment	(10,000)	—	—	—	—

Income (loss) before provision for income taxes and minority interest	2,940	2,375	(4,136)	(3,093)	(2,906)

Benefit from (provision for) income taxes	2,650	(658)	(142)	—	—
Minority interest	(1,159)	(298)	358	—	—

Net Income (Loss) From Continuing Operations	4,431	1,419	(3,920)	(3,093)	(2,906)
Income from discontinued operations, net	5,006	—	—	—	—

Net Income (Loss)	9,437	1,419	(3,920)	(3,093)	(2,906)
Preferred dividends	(9,303)	(1,355)	—	—	—

Net Income (Loss) Available To Common Shareholders	$134	$64	$(3,920)	$(3,093)	$(2,906)

Basic and Diluted:(a)
Income (Loss) From Continuing Operations Per Share Available To Common Shareholders	$(0.12)	$—	$(0.07)

Income From Discontinued Operations Per Share	$0.12	$—	$—

Net Income (Loss) Per Share Available To Common Shareholders	$—	$—	$(0.07)

Weighted Average Common Shares Outstanding	40,194,132	25,120,653	24,627,298

(a)	For the year ended December 31, 2003, per share and weighted average shares data only relates to the period from inception through December 31, 2003.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Company)	(Company)	(Company &	(Predecessor)	(Predecessor)
			Predecessor)

Balance Sheet Data:
Investments in hotel properties, net	$1,066,962	$427,005	$173,724	$85,247	$88,874
Cash, cash equivalents, and restricted cash	85,837	61,168	77,628	6,322	8,329
Notes receivable	108,305	79,662	10,000	—	—
Total assets	1,482,877	595,945	267,882	95,416	100,001
Indebtedness	908,623	300,754	50,202	82,126	80,411
Capital leases payable	453	313	457	621	278
Total liabilities	961,585	327,926	57,943	86,105	84,684
Total liabilities and owners’ equity	1,482,877	595,945	267,882	95,416	100,001
Other Data:
Cash Flow:
Provided by operating activities	$56,528	$6,652	$5,735	$623	$1,108
Used in investing activities	(652,267)	(310,624)	(89,189)	(1,080)	(24,899)
Provided by (used in) financing activities	606,625	274,827	161,718	(1,726)	24,921
Unaudited:
Total number of rooms at December 31	13,184	5,095	2,381	1,094	1,094
Total number of hotels at December 31	80	33	15	6	6
EBITDA(1)	$79,341	$23,909	$5,508	$8,224	$8,834
FFO(2)	$32,741	$11,076	$653	$1,741	$1,540
(1) EBITDA Reconciliation (unaudited):
Net income (loss)	$9,437	$1,419	$(3,920)	$(3,093)	$(2,906)
Plus depreciation and amortization	30,286	10,768	4,933	4,834	4,446
Plus interest expense & amortization of loan costs	38,404	11,101	5,000	6,536	7,521
Less interest income	(1,027)	(335)	(289)	(53)	(227)
Plus (benefit from) provision for income taxes	(184)	658	142	—	—
Remove minority interest	2,425	298	(358)	—	—

EBITDA	$79,341	$23,909	$5,508	$8,224	$8,834

(2) FFO Reconciliation (unaudited):
Net income (loss) available to common shareholders	$134	$64	$(3,920)	$(3,093)	$(2,906)
Plus real estate depreciation and amortization(a)	30,182	10,714	4,931	4,834	4,446
Remove minority interest	2,425	298	(358)	—	—

FFO	$32,741	$11,076	653	1,741	1,540

(a)	Includes property-level furniture, fixtures, and equipment.

(1)	EBITDA is defined as operating income (loss) or income (loss) before net gain on sale of properties, interest expense, interest income (excluding interest income from mezzanine loans), income taxes, and depreciation and amortization. We believe EBITDA is useful to investors as an indicator of our ability to service debt and pay cash distributions. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with genereally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed herein under Part I, Item 1B, Risk Factors. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

EXECUTIVE OVERVIEW:

We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of December 31, 2005, we owned 80 hotels and approximately $108.3 million of mezzanine or first-mortgage loans receivable. Six of these hotels were contributed upon our formation, nine of these hotels were acquired in the fourth quarter of 2003, 18 of these hotels were acquired during 2004, and 47 of these hotels were acquired during 2005 (of which 17 hotels are considered held for sale and included in discontinued operations). The 48 hotel properties acquired since December 31, 2003 that are included in continuing operations contributed approximately $237.4 million and $43.9 million to our total revenue and operating income, respectively, for the year ended December 31, 2005, and approximately $36.1 million and $6.9 million to our total revenue and operating income, respectively, for the year ended December 31, 2004.

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

Throughout 2005, strong economic growth in the United States economy combined with improved business demand generated strong RevPar growth throughout the lodging industry. For 2006, forecasts for the lodging industry continue to be favorable as U.S. Gross Domestic Product (“GDP”) expansion is forecast to continue.

RESULTS OF OPERATIONS:

Marriott International, Inc. (“Marriott”) manages 30 of the Company’s properties, which were acquired June 17, 2005. For these 30 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 30 Marriott-managed hotels, the fourth quarter of 2005 ended on December 30.

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

The financial information presented herein includes all of the consolidated accounts of the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this report includes the combined financial information of certain affiliates of Remington Lodging (the “Predecessor”).

The following table illustrates the key performance indicators for the years ended December 31, 2005 and 2004 for the 15 hotel properties we owned throughout the entirety of both years presented (“2005 comparable hotels”):

	Years Ended December 31,
	2005	2004

Comparative Hotels (15 properties):
Room revenues (in thousands)	$68,180	$61,640
RevPar	$78.49	$70.76
Occupancy	73.98%	70.14%
ADR	$106.10	$100.89

The following table reflects key line items from our consolidated and combined statements of operations for the years ended December 31, 2005, 2004, and 2003 (in thousands):

				Company &
	The Company	The Company	Favorable	Predecessor	Favorable
	Year Ended	Year Ended	(Unfavorable)	Year Ended	(Unfavorable)
	December 31,	December 31,	Change	December 31,	Change
	2005	2004	2004 to 2005	2003	2003 to 2004

Total revenue	$331,650	$116,925	$214,725	$42,279	$74,646
Total hotel expenses	213,473	72,873	(140,600)	29,910	(42,963)
Property taxes, insurance, and other	17,248	6,655	(10,593)	2,858	(3,797)
Depreciation and amortization	30,286	10,768	(19,518)	4,933	(5,835)
Corporate general and administrative	14,523	11,855	(2,668)	4,003	(7,852)
Operating income	56,120	14,774	41,346	575	14,199
Interest income	1,027	335	692	289	46
Interest expense	(34,448)	(9,217)	(25,231)	(4,599)	(4,618)
Amortization of loan costs	(3,956)	(1,884)	(2,072)	(401)	(1,483)
Write-off of loan costs	(5,803)	(1,633)	(4,170)	—	(1,633)
Loss on debt extinguishment	(10,000)	—	(10,000)	—	—
Benefit from (provision for) income taxes	2,650	(658)	3,308	(142)	(516)
Minority interest	(1,159)	(298)	(861)	358	(656)
Income from discontinued operations, net	5,006	—	5,006	—	—
Net income (loss)	$9,437	$1,419	$8,018	$(3,920)	$5,339

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue.  Total revenue for the year ended December 31, 2005 increased approximately $214.7 million or 183.6% to approximately $331.7 million from total revenue of approximately $116.9 million for the year ended December 31, 2004. The increase was primarily due to approximately $201.3 million in incremental revenues attributable to the 48 hotel properties acquired since 2003 that are included in continuing operations, approximately $5.8 million increase in interest income earned on the Company’s $108.3 million mezzanine loans receivable portfolio, of which approximately $98.3 million of the portfolio was acquired since 2003, and approximately $7.7 million increase in revenues for comparable hotels, primarily due to increases in room revenues.

Room revenues at comparable hotels for the year ended December 31, 2005 increased approximately $6.5 million or 10.6% compared to 2004, primarily due to an increase in RevPar from $70.76 to $78.49, which consisted of a 5.17% increase in ADR and a 5.46% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:

•	renovations were completed at the Syracuse Embassy Suites, Phoenix Embassy Suites, and Dayton Doubletree in 2004, which generated increased occupancy in 2005,

•	the Covington Radisson, the Las Vegas Embassy Suites, the Syracuse Embassy Suites, the Dayton Doubletree, and the Columbus Doubletree were all successful in increasing room-night contracts in 2005, and

•	the Mobile Homewood Suites in Alabama experienced occupancy increases due to evacuations in nearby hurricane-ravaged areas.

Food and beverage revenues at comparable hotels for the year ended December 31, 2005 increased approximately $1.2 million or 14.7% compared to 2004. Food and beverage revenues increased at several hotels due to increases in occupancy, which is consistent with the increase in room revenues. In addition, the Las Vegas Embassy Suites experienced a significant increase in banquets due to daily lunch-and-dinner events during 2005. Also, the Covington Radisson experienced a significant increase in banquets due to the temporary closure of a banquet hall in July 2004 due to fire damage.

Other revenues at comparable hotels for the year ended December 31, 2005 remained virtually flat compared to 2004.

Interest income from notes receivable increased to approximately $13.3 million for the year ended December 31, 2005 compared to approximately $7.5 million for 2004 due to the mezzanine loans receivable portfolio of approximately $108.3 million at December 31, 2005, of which approximately $98.3 million of this portfolio was acquired since 2003.

Asset management fees were approximately $1.3 million for both the years ended December 31, 2005 and 2004. Regarding the acquisition of the 21-property hotel portfolio, completed on March 16, 2005, these 21 hotels were among the 27 hotel properties for which the Company provided asset management and consulting services for an affiliate, and the remaining six hotels for which the Company provided such services have either been sold or are currently being marketed for sale. In connection with the 21-property acquisition and any subsequent sale of the remaining six properties, the asset management and consulting agreements associated with those hotels were terminated, and the Company no longer receives any fees under the terminated agreements. Although the Company does not expect the remaining unsold hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement, the affiliate, pursuant to the agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.

Hotel Operating Expenses.  Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $140.6 million or 192.9% for the year ended December 31, 2005 compared to 2004, primarily due to approximately $135.2 million of expenses associated with the 48 hotel properties acquired since 2003 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $5.4 million or 10.9% for the year ended December 31, 2005 compared to 2004 primarily due to increases in rooms, food and beverage, and indirect expenses.

Rooms expense at comparable hotels increased approximately $1.3 million or 9.2% for the year ended December 31, 2005 compared to 2004 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the year ended December 31, 2005 compared to 2004 also increased, which is consistent with the increase in food and beverage revenues and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $2.9 million or 11.4% for the year ended December 31, 2005 compared to 2004. Indirect expenses increased as a result of:

•	increased hotel-level general and administrative expenses due to increased headcount and reserves taken against receivables from airlines that declared bankruptcy during 2005,

•	increased franchise fees due to increased room revenues at certain hotels in 2005,

•	increased repairs and maintenance expense due to miscellaneous repairs incurred at certain hotels in 2005, and

•	increased energy costs due to increased rates at certain hotels.

Property Taxes, Insurance, and Other.  Property taxes, insurance, and other increased approximately $10.6 million or 159.2% for the year ended December 31, 2005 compared to 2004 due to approximately $10.7 million of expenses associated with the 48 hotel properties acquired since 2003 that are included in continuing operations, which includes approximately $305,000 of insurance costs related to several hurricanes that damaged certain hotels in Florida during the second half of 2005. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense for the year ended December 31, 2005 decreased approximately $129,000 when compared to 2004 primarily resulting from decreased property insurance rates and decreased insurance claims due to property damage deductibles incurred in 2004 related to several hurricanes that damaged certain hotels in Florida during the third quarter of 2004.

Depreciation and Amortization.  Depreciation and amortization increased approximately $19.5 million or 181.3% for the year ended December 31, 2005 compared to 2004 primarily due to approximately $18.4 million of depreciation associated with the 48 hotel properties acquired since 2003 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $1.1 million for the year ended December 31, 2005 compared to 2004 as a result of capital improvements made at several comparative hotels throughout the years ended December 31, 2005 and 2004.

Corporate General and Administrative.  Corporate general and administrative expense increased to approximately $14.5 million for the year ended December 31, 2005 compared to approximately $11.9 million for 2004 primarily resulting from an increase in headcount and the related salaries and benefits due to substantial growth and an increase in non-cash expenses associated with employee stock grants from approximately $2.4 million during 2004 compared to approximately $3.4 million for 2005. As a percentage of total revenue, however, corporate general and administrative expense decreased from approximately 10.1% for 2004 to approximately 4.4% for 2005 due to corporate synergies inherent in overall growth.

Operating Income.  Operating income increased approximately $41.3 million to approximately $56.1 million for the year ended December 31, 2005 from approximately $14.8 million for 2004 as result of the aforementioned operating results.

Interest Income.  Interest income increased approximately $692,000 from approximately $335,000 for the year ended December 31, 2004 to approximately $1.0 million for the year ended December 31, 2005 primarily due to interest earned on funds received from borrowings and equity offerings during 2005 in excess of interest earned on funds received from the Company’s IPO and subsequent borrowings and equity offerings during 2004.

Interest Expense and Amortization of Loan Costs.  Interest expense and amortization of loan costs increased approximately $27.3 million from approximately $11.1 million for the year ended December 31, 2004 to approximately $38.4 million for the year ended December 31, 2005. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and the overall increase in average interest rates incurred.

Write-off of Loan Costs and Early Exit Fees.  During the year ended December 31, 2005, the Company completed several debt restructuring transactions to extend its maturities, lower its borrowing costs, and fix its interest rates. On January 20, 2005, the Company repaid its $15.5 million mortgage note payable, due December 31, 2005, and its $7.0 mortgage note payable, due July 31, 2007, which resulted in the write-off of unamortized loan costs of approximately $151,000. On November 10, 2005, the Company repaid the remaining $18.8 million balance outstanding under its $45.6 million credit facility, due July 13, 2007, which resulted in the write-off of unamortized loan costs of approximately $640,000 and early exit fees of approximately $456,000. On November 14, 2005, the Company repaid its $210.0 million term loan, due October 10, 2006, and its $6.2 million mortgage loan, due January 1, 2006, which resulted in the write-off of unamortized loan costs of approximately $2.5 million and early exit fees of approximately $2.1 million. On September 2, 2004, the Company executed a $210.0 million term loan, and used the proceeds to repay three mortgage notes payable totaling approximately $57.8 million, pay down its $60.0 million secured credit facility by approximately $57.2 million, and pay down another mortgage note payable by approximately $12.6 million. As a result, unamortized loan costs associated with the repaid mortgage notes of approximately $1.6 million were written-off in 2004.

Loss on Debt Extinguishment.  During the year ended December 31, 2005, the Company completed several debt restructuring transactions to extend its maturities, lower its borrowing costs, and fix its interest rates. On March 30, 2005, the Company paid down mortgage debt assumed in the 21-property hotel portfolio acquisition on March 16, 2005 by approximately $18.2 million, which generated a loss on early extinguishment of debt of approximately $2.3 million, which is net of the write-off of the related portion of debt premium of approximately $1.4 million. On October 13, 2005, the Company extinguished approximately $98.9 million of this debt, which generated a loss on early extinguishment of debt of approximately $4.3 million, which is net of the write-off of debt premiums associated with these mortgages of approximately $3.0 million. On December 20, 2005, the Company extinguished the remaining $31.0 million of this debt, which generated a loss on early extinguishment of debt of approximately $3.4 million, which is net of the write-off of the debt premium associated with this mortgage of approximately $780,000. During 2004, there was no loss on debt extinguishments.

Benefit from (Provision for) Income Taxes.  As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the years ended December 31, 2005 and 2004, the benefit from (provision for) income taxes of approximately $184,000 and $(658,000), respectively, relates to the net (loss) income associated with Ashford TRS. For the year ended December 31, 2005, the benefit from income taxes consists of an approximate $2.7 million benefit associated with continuing operations net of an approximate $2.5 provision related to discontinued operations.

Minority Interest.  Minority interest represents reductions to net income of approximately $1.2 million and $298,000 for the years ended December 31, 2005 and 2004, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.

Income from Continuing Operations.  Income from continuing operations was approximately $4.4 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively, which represents an increase of approximately $3.0 million as a result of the aforementioned operating results.

Income from Discontinued Operations, Net.  On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Immediately thereafter, the Company began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of December 31, 2005, the Company had sold six of these properties and secured commitments for the sales of the remaining two properties. On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell 15 of these properties and subsequently secured a commitment for the sale of eight of these properties. At December 31, 2005, approximately $157.6 million is classified as assets held for sale primarily related to the estimated carrying values of the 17 remaining hotel properties. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties. For the year ended December 31, 2005, results of operations related to these 23 hotels prior to each hotel’s sale are classified as discontinued operations and represent income, net of income tax and minority interest, of approximately $5.0 million. In 2004, the Company did not have operations classified as discontinued operations.

Net Income.  Net income was approximately $9.4 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively, which represents an increase of approximately $8.0 million as a result of the aforementioned operating results.

Preferred Dividends.  On March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on March 31, 2005, which was paid April 15, 2005. On March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred stockholders of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on June 30, 2005, and approximately $364,000, or $0.17 per diluted share, for Series B preferred stockholders of record on June 30, 2005, both of which were paid July 15, 2005. In addition, on June 15, 2005, the Company sold a financial institution its remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares. On September 15, 2005, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on September 30, 2005, and approximately $1.3 million, or $0.18 per diluted share, for Series B preferred stockholders of record on September 30, 2005, both of which were paid October 13, 2005. On December 15, 2005, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on December 31, 2005, and approximately $1.5 million, or $0.20 per diluted share, for Series B preferred stockholders of record on December 31, 2005, both of which were paid January 16, 2006. On December 17, 2004, the Company declared a cash dividend of approximately $1.4 million, or $0.5878 per diluted share, for Series A preferred shareholders of record on December 31, 2004, which was paid January 18, 2005. In addition, the Company recognized Series B preferred stock dividends of approximately $3,300 related to its Series B preferred stock issued on December 30, 2004.

Net Income Available to Common Shareholders.  Net income available to common shareholders was approximately $134,000 and $64,000 for the years ended December 31, 2005 and 2004, respectively, which represents an increase of approximately $70,000 as a result of the aforementioned operating results and preferred dividends.

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

Room revenues at the six comparable hotels for the year ended December 31, 2004 increased approximately $1.6 million or 5.6% compared to 2003 due to an increase in RevPAR from $73.61 to $77.49, which consisted of a 6.4% increase in ADR offset slightly by a 1.0% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in ADR. In particular, the Las Vegas and Dulles markets recovered significantly, and the two Embassy Suites at these locations performed accordingly. However, occupancy decreased significantly at the Holtsville Radisson due to substantial group sales related to certain customers during 2003 that did not recur in 2004 and new area competition, which primarily generated the overall slight decline in occupancy at comparable hotels.

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

Corporate General and Administrative.  Corporate general and administrative expense increased to approximately $11.9 million for the year ended December 31, 2004 compared to approximately $4.0 for 2003 as a result of the annual impact of ongoing expenses associated with becoming a publicly-traded company on August 29, 2003, including salaries, payroll taxes, benefits, insurance, stock-based compensation related to employee stock grants, audit fees, and directors fees. For the year ended December 31, 2004, the total includes approximately $2.4 million of non-cash expenses associated with the amortization of employee stock grants, approximately $210,000 of offering costs associated with a public offering that was subsequently postponed, and approximately $596,000 of implementation costs associated with Sarbanes-Oxley internal controls documentation requirements. For the year ended December 31, 2003, the total includes approximately $864,000 of non-cash expenses associated with the amortization of employee stock grants.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to meet our cash requirements, including distributions to stockholders, will be our share of the operating partnership’s cash flow. The operating partnership’s principal sources of revenue include: (i) cash flow from hotel operations, (ii) interest income from our mezzanine loans receivable portfolio, and (iii) guaranteed management fees related to our eight asset management and consulting contracts with an affiliate.

Cash flows from hotel operations are subject to all operating risks common to the hotel industry, including but not limited to:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which can cause public concern about travel safety.

During the year ended December 31, 2005, we completed the following significant transactions, which did or will impact our cash flow and liquidity:

Business Combinations:

On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million plus certain closing costs. The $250 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units. In addition, as of December 31, 2005, the Company has incurred approximately $17.0 million in capital improvements related to these properties and anticipates approximately $15.5 million of additional capital improvements. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock on December 30, 2004, from its follow-on public offering on January 20, 2005, and from a $15.0 million draw on its $60.0 million credit facility on March 16, 2005 to fund the acquisition of these properties.

On March 22, 2005, the Company acquired the Hilton Santa Fe hotel in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million in cash. In addition, as of December 31, 2005, the Company has incurred approximately $119,000 in capital improvements related to this property and anticipates approximately $1.7 million of additional capital improvements. The Company used cash from borrowings and its follow-on public offering on January 20, 2005 to fund this acquisition.

On June 17, 2005, the Company acquired a 30-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $465.0 million in cash. In addition, as of December 31, 2005, the Company has incurred approximately $8.1 million in capital improvements related to these properties and anticipates approximately $13.9 million of additional capital improvements. To fund this acquisition, the Company used proceeds from several sources, including: its $370.0 million mortgage loan executed on June 17, 2005, approximately $65.0 million from the issuance of Series B convertible redeemable preferred stock on June 15, 2005, and cash remaining from its follow-on public offering on April  5, 2005.

On October 28, 2005, the Company acquired the Hyatt Dulles hotel property in Herndon, Virginia, from Dulles Airport, LLC for approximately $72.5 million in cash. In addition, as of December 31, 2005, the Company plans an additional $1.6 million for future capital improvements. The Company used proceeds from borrowings to fund this acquisition, including a portion of its $210.8 million mortgage loan executed on October 13, 2005 and its $45.0 million mortgage loan executed on October 28, 2005.

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

On May 12, 2005, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2006. These shares vested immediately, and the value of these shares was charged to compensation expense based on the closing price on the date of issuance of $10.24 per share.

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

Assets Held for Sale and Discontinued Operations:

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

During the year ended December 31, 2005, the Company sold six hotel properties for approximately $25.3 million. The Company had acquired these hotels on March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. As of December 31, 2005, the Company had sold six of these properties, discussed below, and secured commitments related to the sale of the remaining two properties. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.

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

On April 18, 2005, the Company originated a mezzanine loan receivable of approximately $8.0 million, with an interest rate of 14% increasing 1% annually until reaching an 18% maximum, maturing May 2010, with interest-only payments through maturity, and prepayment prohibited through December 2007.

On May 27, 2005, the Company originated a mezzanine loan receivable of approximately $8.5 million, with an interest rate of LIBOR plus 9.75%, maturing June 2007 with three one-year extension options, and with interest-only payments through maturity.

On June 21, 2005, the Company originated a mezzanine loan receivable of approximately $4.0 million, with an interest rate of 14%, maturing July 2010, and with interest-only payments through maturity.

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

On September 29, 2005, the Company originated a mezzanine loan receivable of approximately $3.0 million, with an interest rate of LIBOR plus 11.15%, maturing September 2008 with a one-year extension option, with interest-only payments through maturity, and prepayment prohibited through November 2006.

On November 10, 2005, the Company received principal payment of approximately $9.8 million related to full payment of its mezzanine loan receivable, due August 2006.

On December 16, 2005, the Company acquired a mezzanine loan receivable of approximately $18.2 million, with an interest rate of LIBOR plus 9%, maturing October 2008, with interest-only payments through maturity.

During the year ended December 31, 2005, the Company received principal payments of approximately $16.8 million related to full payment of its mezzanine loan receivable, due July 2006.

Indebtedness:

During the year ended December 31, 2005, the Company completed several debt restructuring transactions to extend its maturities, lower its borrowing costs, and fix its interest rates. As of December 31, 2005, the Company’s $908.6 million debt portfolio consisted of approximately 87% of fixed-rate debt and approximately 13% of variable-rate debt, at a weighted average interest rate of 5.59%. As of December 31, 2004, Company’s $300.8 million debt portfolio consisted of approximately 42% of fixed-rate debt and approximately 58% of variable-rate debt, at a weighted average interest rate of 5.15%. During the year ended December 31, 2005, the following debt transactions generated this change in the Company’s debt portfolio:

On January 20, 2005, with proceeds generated from its follow-on public offering, the Company repaid the then outstanding $17.8 million balance on its $60.0 million credit facility, due August 17, 2007, the $15.5 million mortgage note payable, due December 31, 2005, and the $7.0 mortgage note payable, due July 31, 2007.

On March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio, the Company assumed approximately $164.7 million in mortgage notes payable, of which approximately $14.7 million was repaid immediately. On March 30, 2005, the Company made an $18.2 million principal payment related to this debt. On October 13, 2005 and December 20, 2005, the Company extinguished approximately $98.9 million and the remaining $31.0 million of this debt, respectively.

On June 17, 2005, the Company executed a $370.0 million mortgage loan, which was secured by 30 hotel properties, at a fixed interest rate of 5.32%, maturing July 1, 2015, and required monthly interest-only payments through July 1, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. On October 13, 2005, the Company executed a $210.8 million mortgage loan, which was combined with the Company’s existing $370.0 million mortgage loan executed on June 17, 2005. The newly combined $580.8 million loan, now secured by 40 hotel properties, has a weighted-average fixed interest rate of 5.4% and requires monthly interest-only payments through July 1, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. Of the total $580.8 million loan, approximately $286.2 million matures July 1, 2015 and approximately $294.6 million matures February 1, 2016. Of the newly executed $210.8 million portion of the loan, the Company received proceeds of approximately $172.7 million and $38.1 million on October 13, 2005 and December 20, 2005, respectively.

On August 24, 2005, the Company modified its $60.0 million credit facility, due August 17, 2007, such that the capacity of the credit facility was increased to $100.0 million with the ability to be increased to $150.0 million subject to certain conditions, the interest rate was reduced from LIBOR plus a range of 2.0% to 2.3% to LIBOR plus a range of 1.6% to 1.95% depending on the loan-to-value ratio, and maturity was extended one year to August 17, 2008 with two one-year extension options. During the year ended December 31, 2005, the Company completed draws on its $100.0 million credit facility, due August 17, 2008, of $15.0 million, $20.0 million, $15.0 million, $10.0 million, $10.0 million, $10.0 million, and $45.0 million on March 16, 2005, March 22, 2005, April 27, 2005, June 2, 2005, August 3, 2005, October 7, 2005, and November 9, 2005, respectively. On April 15, 2005 and October 19, 2005, the Company paid down this credit facility by $20.0 million and $45.0 million, respectively. At December 31, 2005, the Company had an outstanding balance of $60.0 million on this credit facility.

On October 28, 2005, the Company executed a $45.0 million mortgage loan, which is secured by one hotel, at an interest rate of LIBOR plus 2%, matures October  10, 2007, includes three one-year extension options, and requires monthly interest-only payments through maturity. In connection with this loan, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit its exposure to rising interest rates on its variable-rate debt.

On November 10, 2005, the Company repaid the remaining $18.8 million balance outstanding under its $45.6 million credit facility, due July 13, 2007. Prior to this repayment, the Company made principal payments in 2005 of approximately $13.6 million in connection with partial payoffs of one of the mezzanine notes receivable securing this facility.

On November 14, 2005, the Company executed a $211.5 million mortgage loan, which is secured by 16 hotels divided equally into two pools. The first pool for $110.9 million incurs interest at a fixed rate of 5.75%, matures December  11, 2014, and requires monthly interest-only payments for four years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. The second pool for $100.6 million incurs interest at a fixed rate of 5.7%, matures December 11, 2015, and requires monthly interest-only payments for five years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. The Company used proceeds from the loan to repay its $210.0 million term loan, due October 10, 2006, and its $6.2 million mortgage loan, due January 1, 2006.

On December 23, 2005, the Company executed a $100.0 million senior secured revolving credit facility with the ability to be increased to $150.0 million subject to certain conditions, of which drawings thereon will initially be secured by certain mezzanine loans receivable, will mature December 23, 2008, will incur interest at LIBOR plus a range of 1.5% to 2.75% depending on the loan-to-value ratio and types of collateral pledged, and will require monthly interest-only payments through maturity.

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

On December 15, 2005, the Company declared a cash dividend of approximately $11.0 million, or $0.20 per diluted share, for common stockholders and holders of units of limited partnership of record on December 31, 2005, which was paid January 16, 2006.

On December 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on December 31, 2005, which was paid January 16, 2006.

On December 15, 2005, the Company declared a cash dividend of approximately $1.5 million, or $0.20 per diluted share, for Series B preferred stockholders of record on December 31, 2005, which was paid January 16, 2006.

Net Cash Flow Provided By Operating Activities.  For the year ended December 31, 2005, net cash flow provided by operating activities increased approximately $49.9 million from cash flow provided of approximately $6.7 million for 2004 to cash flow provided of approximately $56.5 million for 2005. The increase in net cash flow provided by operating activities was primarily attributable to an increase in net income experienced in 2005, which resulted from improved operations at the 15 comparable hotels as well as the 48 hotels acquired since 2003 included in continuing operations. These increases were partially offset by the timing of certain operational payments.

Net Cash Flow Used In Investing Activities.  For the year ended December 31, 2005, net cash flow used in investing activities was approximately $652.3 million, which consisted of approximately $55.5 million of acquisitions or originations of loans receivable, approximately $613.5 million related to hotel property acquisitions, and approximately $38.3 million of improvements to various hotel properties. These cash outlays were somewhat offset by proceeds of approximately $26.9 million related to payments on notes receivable and approximately $28.2 million related to the sales of six hotel properties and an office building. For the year ended December 31, 2004, net cash flow used in investing activities was approximately $310.6 million, which consisted of approximately $87.8 million of acquisitions or originations of mezzanine and first-mortgage loans receivable, approximately $226.7 million related to the acquisitions of 18 hotel properties, and approximately $14.2 million of improvements to various hotel properties, which was consistent with capital improvements anticipated for such properties upon acquisition, offset by approximately $18.1 million of payments on notes receivable.

Net Cash Flow Provided By Financing Activities.  For the year ended December 31, 2005, net cash flow provided by financing activities was approximately $606.6 million, which represents approximately $60.0 million in net draws on the Company’s $100.0 million credit facility, $370.0 million related to a mortgage note completed on June 17, 2005, $172.7 million and $38.1 million received October 13, 2005 and December 20, 2005, respectively, related to a mortgage note modification, $45.0 million related to a mortgage note completed on October 28, 2005, $211.5 million related to a mortgage note completed November 14, 2005, $145.5 million of net proceeds received from the Company’s follow-on public offerings on January 20, 2005 and April 5, 2005, $65.0 million in proceeds received from the issuance of Series B cumulative convertible redeemable preferred stock on June 15, 2005, $18.9 million in proceeds received from the issuance of common stock to a financial institution on July 1, 2005, and $1.6 million received from the termination and sale of derivatives, partially offset by approximately $38.2 million of dividends paid, $459.6 million of payments on indebtedness and capital leases, $10.8 million of payments of loan costs, $2.6 million of loan early exit fees, $10.0 million of loan extinguishment fees, and $582,000 of additional costs related to the issuances of Series B cumulative convertible redeemable preferred stock on December 30, 2004 and June 15, 2005. For the year ended December 31, 2004, net cash flow provided by financing activities was approximately $274.8 million, the majority of which relates to approximately $361.3 million of borrowings on indebtedness, including the $210.0 million term loan executed on September 2, 2004, approximately $55.0 million of proceeds received related to the Series A preferred stock offering on September 22, 2004, and approximately $10.0 million of proceeds received related to the Series B preferred stock issuance on December 30, 2004, offset by repayments of three mortgage notes payable totaling approximately $57.8 million, pay down of the $60.0 million secured credit facility by approximately $57.2 million, pay down of another mortgage note payable by approximately $12.6 million, pay down of the $45.6 million credit facility by approximately $5.1 million, dividend payments of approximately $9.5 million, and payments of deferred financing costs of approximately $8.5 million.

In general, we focus exclusively on investing in the hospitality industry across all segments, including direct hotel investments, first mortgages, mezzanine loans, and eventually sale-leaseback transactions. We intend to acquire and, in the appropriate market conditions, develop additional hotels and provide structured financings to owners of lodging properties. We may incur indebtedness to fund any such acquisitions, developments, or financings. We may also incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to make the required distributions.

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

INFLATION

We rely entirely on the performance of our properties and the ability of the properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates rather quickly, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, real estate and personal property taxes, property and casualty insurance, and utilities are subject to inflation as well.

SEASONALITY

Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are more fully described in note 3 to our consolidated financial statements. As disclosed in note 3, the preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, representing those policies considered most vital to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

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

Assets Held For Sale and Discontinued Operations — The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) the Company will not have any significant continuing involvement subsequent to the disposal. For the year ended December 31, 2005, income from discontinued operations consists entirely of the operating results of eight hotel properties that were acquired March 16, 2005 in connection with the acquisition of a 21-property portfolio and 15 hotel properties that were acquired June 17, 2005 in connection with the acquisition of a 30-property portfolio. As of December 31, 2005, six of these properties had been sold and 17 of these properties remain classified as assets held for sale. No significant gain or loss has been or is expected to be recognized related to the sales of these properties.

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

Recent Accounting Pronouncements — In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), with a required effective date of January 1, 2006. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the cost of share-based awards to employees to be measured based on an award’s fair value at the grant date, with such cost to be amortized over the appropriate service period. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25,

“Accounting for Stock Issued to Employees.” The Company intends to adopt SFAS No. 123R for the 2006 fiscal year and does not expect it to have a material impact on the Company’s financial statements or results of operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2005, our contractual obligations and commitments are as follows (in thousands):

	Payments Due by Period
	< 1 Year	2-3 Years	4-5 Years	> 5 Years	Total

Indebtedness payments	$558	$106,110	$6,172	$795,783	$908,623
Capital leases payments	349	104	—	—	453
Operating leases payments	2,502	3,894	3,521	78,170	88,087
Interest payments	48,000	89,017	88,304	196,063	421,384

Total contractual obligations	$51,409	$199,125	$97,997	$1,070,016	$1,418,547

At December 31, 2005, our capital commitments were approximately $9.6 million, which relate to general capital improvements.

In addition, we have entered into employment agreements with certain executive officers, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by our Board of Directors. The agreements have varying terms expiring between December 31, 2007 and December 31, 2008, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.

SUBSEQUENT EVENTS

Effective January 1, 2006, the Company created a 401(k) Plan, a qualified contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to defer receipt of up to 100% of their compensation, subject to IRS-imposed limitations, and contribute such amounts to various investment funds. The Company will match 50% of amounts contributed up to 6% of a particular employee’s salary. Employee contributions vest immediately while the Company’s matching contributions vest 25% annually.

As of January 1, 2006, the Company’s $6.6 million mezzanine loan receivable, secured by one hotel, matured and all principal and interest of approximately $7.0 million was due at that time. Effective January 1, 2006, the Company executed an 120-day forbearance on the collection of all amounts due on this loan, allowing the borrower time to sell or refinance the related property. The Company anticipates full payment under the forbearance agreement.

On January 17, 2006, the Company sold two Howard Johnson hotels located in Commack, New York, and Westbury, New York, respectively, for approximately $11.0 million, or approximately $10.3 million net of closing costs. These hotels were originally acquired by the Company on March 16, 2005, in connection with its acquisition of a 21-property hotel portfolio. Shortly after the acquisition, the Company made a strategic decision to sell eight of the acquired hotels, including these two Howard Johnson properties. No significant gain or loss or adverse tax consequences resulted from the sales of these properties.

On January 25, 2006, in a follow-on public offering, the Company issued 12,107,623 shares of its common stock at $11.15 per share, which generated gross proceeds of approximately $135.0 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $128.6 million. The 12,107,623 shares issued include 1,507,623 shares sold pursuant to an over-allotment option granted to the underwriters. The net proceeds were used for a $60.0 million pay-down on the Company’s $100.0 million credit facility due August 17, 2008, as discussed below, a $45.0 million pay-down on the Company’s $45.0 million mortgage loan due October 10, 2007, as discussed below, and the acquisition of Marriott at Research Triangle Park, as discussed below.

On January 31, 2006, the Company paid-off its $60.0 million balance outstanding on its $100.0 million credit facility, due August 17, 2008.

On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, to $100.

On February 15, 2006, the Company filed a Form S-3 related to the registration of up to $700.0 million of securities for potential future issuance, including common stock, preferred stock, debt, and warrants.

On February 16, 2006, the Company entered into a definitive agreement to acquire the Pan Pacific San Francisco Hotel in San Francisco, California, for approximately $95.0 million in cash. The Company intends to use proceeds from its follow-on public offering on January 25, 2006 to fund this acquisition. The acquisition is expected to close by mid-April 2006.

On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from Host Marriott Corporation for approximately $28.0 million in cash. The Company used proceeds from its follow-on public offering on January 25, 2006 to fund this acquisition.

On February 27, 2006, the Company completed a $10.0 million draw on its $100.0 million credit facility, due August 17, 2008.

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

As of December 31, 2005, our $908.6 million debt portfolio consisted of approximately $792.3 million, or 87%, of fixed-rate debt, with interest rates ranging from 5.4% to 5.75%, and approximately $116.3 million, or 13%, of variable-rate debt. As of December 31, 2004, our $300.8 million debt portfolio consisted of approximately $126.8 million, or 42%, of fixed-rate debt, with interest rates ranging from 7.08% to 7.25%, and approximately $174.0 million, or 58%, of variable-rate debt. Our overall weighted average interest rate at December 31, 2005 and 2004 was 5.59% and 5.15%, respectively.

In addition, on October 28, 2005, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit its exposure to rising interest rates on $45.0 million of its variable-rate debt. The Company designated the $45.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when rates are above the cap strike. As of December 31, 2005, derivatives with a fair value of approximately $2,000 were included in other assets, and derivatives with a fair value of $0 were included in other liabilities.

For the years ended December 31, 2005 and 2004, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of December 31, 2005 and 2004, respectively, would be approximately $1.2 million and $1.7 million, respectively.

As of December 31, 2005, our $108.3 million portfolio of mezzanine loans receivable consisted of approximately $85.3 million of outstanding variable-rate notes and approximately $23.0 million of outstanding fixed-rate notes. As of December 31, 2004, our $79.7 million portfolio of mezzanine loans receivable consisted of approximately $68.7 million of outstanding variable-rate notes and approximately $11.0 million of outstanding fixed-rate notes. For the years ended December 31, 2005 and 2004, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate loans receivable as of December 31, 2005 and 2004, respectively, would be approximately $853,000 and $687,000, respectively.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2005, it does not consider those exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8.	Financial Statements and Supplementary Data

The required financial statements are filed herein as listed in Item 15.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquired businesses, which were excluded from the scope of our assessment, but are included in our 2005 consolidated financial statements. Such acquired businesses are listed below:

CNL Hotels and Resorts, Inc., a portfolio of 30 hotel properties, including 15 hotels held for sale Hyatt Dulles hotel property in Herndon, Virginia

These businesses constituted approximately $559.3 million and $556.8 million of total and net assets, respectively, as of December 31, 2005, and approximately $46.1 million, $11.4 million, and $8.7 million of revenues, operating income, and operating income from discontinued operations, respectively, for the year then ended.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 2, 2006.

Item 11.	Executive Compensation

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 2, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 2, 2006.

Item 13.	Certain Relationships and Related Transactions

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 2, 2006.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 2, 2006.

PART IV

Item 15.	Financial Statement Schedules and Exhibits

(a) Financial Statements and Schedules

Reports of Independent Registered Public Accounting Firm	66
Consolidated and Combined Financial Statements:
Consolidated Balance Sheets for the Company as of December 31, 2005 and December 31, 2004	68
Consolidated and Combined Statements of Operations for the Company for the years ended December 31, 2005 and 2004 and for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003	69
Consolidated and Combined Statements of Comprehensive Income (Loss) for the Company for the years ended December 31, 2005 and 2004 and for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003	70
Consolidated and Combined Statement of Owners’ Equity for the Company for the years ended December 31, 2005 and 2004 and the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003	71
Consolidated and Combined Statements of Cash Flows for the Company for the years ended December 31, 2005 and 2004 and for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003	72
Notes to Consolidated and Combined Financial Statements	73
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005	111
Schedule IV — Mortgage Loans and Interest Earned on Real Estate as of December 31, 2005	117

All other financial statement schedules are either not required under the related instructions, have been omitted because such financial statement schedules are not significant, or have been omitted because the required information has been disclosed elsewhere in the consolidated and combined financial statements and related notes thereto.

(b) Exhibits

Exhibit
Number		Description of Exhibit

3.1		Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)

3	.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed on July 31, 2003)

3	.2.2	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)

4.2		Articles Supplementary for Series B-1 Convertible Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)

4.3		Articles Supplementary for Series B-2 Convertible Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)

10	.1.1	Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 of Form 10-Q, filed on November 14, 2003)

10	.1.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated October 16, 2003 (incorporated by reference to Exhibit 10.3 of Form 10-Q, filed on November 14, 2003)

Exhibit
Number		Description of Exhibit

10	.1.3	Amended and Restated Exhibit A to Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated September 26, 2003 (incorporated by reference to Exhibit 10.2 of Form 10-Q, filed on November 14, 2003)
10.2		Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)

10.3		2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3 of Form S-11/A, filed on July 31, 2003)

10	.3.1	Amended and Restated 2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated May 9, 2005, for the event dated May 3, 2005)
10.4		Non-Compete Agreement between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form S-11/A, filed on July 31, 2003)

10	.5.1	Employment Agreement between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5 of Form S-11/A, filed on July 31, 2003)

10	.5.2	Employment Agreement between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.6 of Form S-11/A, filed on July 31, 2003)

10	.5.3	Employment Agreement between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.7 of Form S-11/A, filed on July 31, 2003)

10	.5.4	Employment Agreement between Ashford Hospitality Trust, Inc. and David Kimichik (incorporated by reference to Exhibit 10.8 of Form S-11/A, filed on July 31, 2003)

10	.5.6	Employment Agreement between Ashford Hospitality Trust, Inc. and Mark Nunneley (incorporated by reference to Exhibit 10.9 of Form S-11/A, filed on July 31, 2003)
10.6		Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)

10.7		Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)

10	.8.1	Omnibus Option Agreement between Ashford Hospitality Limited Partnership, Remington Suites Austin, L.P., Remington Suites Dallas, L.P., Remington Suites Dulles, L.P., Remington Suites Las Vegas, L.P., Chicago Illinois Hotel Limited Partnership and Remington Long Island Hotel, L.P., dated as of May 15, 2003 (incorporated by reference to Exhibit 10.12 of Form S-11, filed on May 15, 2003)

10	.8.2	Option Agreement between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.13 of Form S-11, filed on May 15, 2003)

10	.9.1	Asset Management and Consulting Agreement by and between Remington Hospitality, Inc. and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.14 of Form S-11/A, filed on July 2, 2003)

10	.9.2	Asset Management and Consulting Agreement by and between Remington Indianapolis Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.15 of Form S-11/A, filed on July 2, 2003)

10	.9.3	Asset Management and Consulting Agreement by and between Remington Milford Hotel Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.16 of Form S-11/A, filed on July 2, 2003)

10	.9.4	Asset Management and Consulting Agreement by and between Remington Suites Hotel Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.17 of Form S-11/A, filed on July 2, 2003)

10	.9.5	Asset Management and Consulting Agreement by and between Remington Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.18 of Form S-11/A, filed on July 2, 2003)

Exhibit
Number		Description of Exhibit

10	.9.6	Asset Management and Consulting Agreement by and between Remington Employers Management Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.19 of Form S-11/A, filed on July 2, 2003)

10	.9.7	Asset Management and Consulting Agreement by and between Remington Orlando Management Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.20 of Form S-11/A, filed on July 2, 2003)

10	.9.8	Asset Management and Consulting Agreement by and between Remington Ventura Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.21 of Form S-11/A, filed on July 2, 2003)

10	.10.1	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated October 7, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on November 14, 2003)

10	.10.2	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated January 4, 2004 Bylaws (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)
10.11		Guaranty by Ashford Financial Corporation in favor of Ashford Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.26 of Form S-11/A, filed on July 31, 2003)

10.12		Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)

10.13		Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)

10.14		Hotel Loan Agreement, dated December 24, 2003, among the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.15		Secured Revolving Credit Facility Agreement, dated February 5, 2004, among the Registrant and Credit Lyonnais New York Branch, as Administrative Agent and Sole Lead Arranger and Book Manager, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

10	.15.1	First Amendment to Credit Agreement, dated August 17, 2004, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.15.2	Third Amendment to Credit Agreement, dated August 24, 2005, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.2 of the Registrant’s Form 8-K, dated August 26, 2005, for the event dated August 24, 2005)
10.16		Loan and Security Agreement, dated July 13, 2004, among the Registrant and CapitalSource Finance LLC Capital (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.17		Loan Agreement, dated September 2, 2004, among the Registrant, Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Capital (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.17.1	Mezzanine Loan Agreement, dated September 2, 2004, among the Registrant and Merrill Lynch Capital (incorporated by reference to Exhibit 10.17.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.17.2	Broker Agreement, dated May 10, 2004, among the Registrant and Secured Capital Corp (incorporated by reference to Exhibit 10.17.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10.18		Agreement of Purchase and Sale, dated May 19, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group Corp (incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

Exhibit
Number		Description of Exhibit

10	.18.1	First Amendment to Agreement of Purchase and Sale, dated July 1, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group Corp (incorporated by reference to Exhibit 10.18.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.18.2	Second Amendment to Agreement of Purchase and Sale, dated July 23, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group (incorporated by reference to Exhibit 10.18.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.18.3	Third Amendment to Agreement of Purchase and Sale, dated August 4, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group (incorporated by reference to Exhibit 10.18.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.18.4	Fourth Amendment to Agreement of Purchase and Sale, dated September 2, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group (incorporated by reference to Exhibit 10.18.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10.19		International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and Calyon New York Branch (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.19.1	International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.19.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10	.19.2	International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and SMBC Derivative Products Limited (incorporated by reference to Exhibit 10.19.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10.20		Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

10.21		Purchase Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

10	.21.1	Form of Registration Rights Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.1 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

10	.21.2	Amendment #1 to Purchase Agreement, dated February 8, 2005, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.2 to the Registrant’s Form 8-K, dated February 9, 2005, for the event dated February 8, 2005)
10.22		Purchase and Sale Agreement, dated July 28, 2004, between the Registrant and Atrium Plaza, LLC. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 2004)

10	.22.1	Amendment #1 to Purchase and Sale Agreement, dated August 26, 2004, between the Registrant and Atrium Plaza, LLC. (incorporated by reference to Exhibit 10.22.1 to the Registrant’s Form 10-K for the year ended December 31, 2004)

10	.22.2	Amendment #2 to Purchase and Sale Agreement, dated September 28, 2004, between the Registrant and Atrium Plaza, LLC. (incorporated by reference to Exhibit 10.22.2 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10.23		Purchase and Sale Agreement, dated April 26, 2005, between the Registrant and CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K, dated April 29, 2005, for the event dated April 26, 2005)

10	.23.1	Purchase and Sale Agreement, dated August 23, 2005, between the Registrant and Dulles Airport Hotel, LLC. (incorporated by reference to Exhibit 10.23.1 to the Registrant’s Form 8-K, dated September 23, 2005, for the event dated September 19, 2005)

10	.23.2	Loan Agreement, dated October 28, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.23.2 to the Registrant’s Form 8-K, dated November 1, 2005, for the event dated October 28, 2005)

Exhibit
Number		Description of Exhibit

10	.23.3	$45 Million Rate Protection Agreement, dated October 27, 2005, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.23.3 to the Registrant’s Form 8-K, dated November 1, 2005, for the event dated October 28, 2005)
10.24		Commitment Letter, dated April 26, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.17.3 to the Registrant’s Form 8-K, dated April 29, 2005, for the event dated April 26, 2005)

10	.24.1	Early Rate Lock Agreement, dated April 26, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.17.3.1 to the Registrant’s Form 8-K, dated April 29, 2005, for the event dated April 26, 2005)

10	.24.2	Loan Agreement, dated as of June 17, 2005, by and among Ashford Orlando Sea World Limited Partnership, Ashford Salt Lake Limited Partnership, Ashford Ruby Palm Desert I Limited Partnership, and Ashford Charlotte Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.2.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ashford Orlando Sea World Limited Partnership, Ashford Salt Lake Limited Partnership, Ashford Ruby Palm Desert I Limited Partnership, and Ashford Charlotte Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.2.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.3	Loan Agreement, dated as of June 17, 2005, by and among Ashford Falls Church Limited Partnership, Ashford Gaithersburg Limited Partnership, Ashford Mira Mesa San Diego Limited Partnership, Ashford Irvine Spectrum Foothill Ranch Limited Partnership, and Ashford Raleigh Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.3.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ashford Falls Church Limited Partnership, Ashford Gaithersburg Limited Partnership, Ashford Mira Mesa San Diego Limited Partnership, Ashford Irvine Spectrum Foothill Ranch Limited Partnership, and Ashford Raleigh Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.4	Loan Agreement, dated as of June 17, 2005, by and among Ashford Ft. Lauderdale Weston I LLC, Ashford Ft. Lauderdale Weston II LLC, and Ashford Ft. Lauderdale Weston III LLC, as Tenants-in-Common, and Ashford Centerville Limited Partnership, Ashford Crystal City Limited Partnership, Ashford Overland Park Limited Partnership, and Ashford Alpharetta Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.4.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ashford Ft. Lauderdale Weston I LLC, Ashford Ft. Lauderdale Weston II LLC, and Ashford Ft. Lauderdale Weston III LLC, as Tenants-in-Common, and Ashford Centerville Limited Partnership, Ashford Crystal City Limited Partnership, Ashford Overland Park Limited Partnership, and Ashford Alpharetta Limited Partnership, as Borrowers, and Merrill (incorporated by reference to Exhibit 10.24.4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.5	Loan Agreement, dated as of June 17, 2005, by and among Ruby Fishkill Limited Partnership, Ruby Orlando International Limited Partnership, Ruby Ft. Worth River Plaza Limited Partnership, and Ruby Tyler Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.5.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ruby Fishkill Limited Partnership, Ruby Orlando International Limited Partnership, Ruby Ft. Worth River Plaza Limited Partnership, and Ruby Tyler Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.5.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

Exhibit
Number		Description of Exhibit

10	.24.6	Loan Agreement, dated as of June 17, 2005, by and among Ruby Sacramento Cal Expo Limited Partnership, Ruby Wilmington Newark Limited Partnership, Ruby Providence Warwick Limited Partnership, and Ruby Ann Arbor Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.6.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ruby Sacramento Cal Expo Limited Partnership, Ruby Wilmington Newark Limited Partnership, Ruby Providence Warwick Limited Partnership, and Ruby Ann Arbor Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.6.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.7	Loan Agreement, dated as of June 17, 2005, by and among Ruby Miami Airport Limited Partnership, Ruby Miami Lakes Limited Partnership, Ruby Mt. Laurel Limited Partnership, Ruby Ft. Worth Southwest Limited Partnership, Ruby Newark Limited Partnership, Ruby Portland Scarborough Limited Partnership, and Ruby Boston Tewksbury Limited Partnership d/b/a Ruby Boston Tewksbury Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.7.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ruby Miami Airport Limited Partnership, Ruby Miami Lakes Limited Partnership, Ruby Mt. Laurel Limited Partnership, Ruby Ft. Worth Southwest Limited Partnership, Ruby Newark Limited Partnership, Ruby Portland Scarborough Limited Partnership, and Ruby Boston Tewksbury Limited Partnership d/b/a Ruby Boston Tewksbury Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.7.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10	.24.8	Commitment Letter, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.8 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10	.24.9	Early Rate Lock Agreement, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.9 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10	.24.10	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10	.24.10.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10	.24.11	Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10	.24.11.1	Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10	.24.12	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

Exhibit
Number		Description of Exhibit

10	.24.12.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.13	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10	.24.13.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10	.24.14	Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)

10	.24.14.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14.1 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)

10.25		Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10	.25.1	Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.1 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10	.25.2	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.2 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10	.25.3	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.3 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10	.25.4	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.4 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10	.25.5	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.5 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10	.25.6	Interest Rate Lock Agreement (Pool 1), dated October 24, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.6 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10	.25.7	Interest Rate Lock Agreement (Pool 2), dated October 24, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.7 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.26		Purchase and Sale Agreement, dated October 12, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)

Exhibit
Number		Description of Exhibit

10	.26.1	Amendment No. 1 to Purchase and Sale Agreement, dated November 11, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26.1 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)

10	.26.2	Amendment No. 2 to Purchase and Sale Agreement, dated November 18, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26.2 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)

10.27		Revolving Credit Loan And Security Agreement, dated December 23, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K, dated December 28, 2005, for the event dated December 23, 2005)

10.28		Purchase and Sale Agreement, dated February 16, 2006, between the Registrant and W2001 Pac Realty, LLC. (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K, dated February 23, 2006, for the event dated February 16, 2006)

*21	.1	Registrant’s Subsidiaries Listing as of December 31, 2005

*23	.1	Consent of Ernst & Young LLP

*31	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*32	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 10, 2006.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARCHIE BENNETT, JR. Archie Bennett, Jr.	Chairman of the Board of Directors	March 10, 2006

/s/ MONTGOMERY J. BENNETT Montgomery J. Bennett	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 10, 2006

/s/ DAVID J. KIMICHIK David J. Kimichik	Chief Financial Officer (Principal Financial Officer)	March 10, 2006

/s/ MARK L. NUNNELEY Mark L. Nunneley	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2006

/s/ MARTIN L. EDELMAN Martin L. Edelman	Director	March 10, 2006

/s/ W. D. MINAMI W. D. Minami	Director	March 10, 2006

/s/ W. MICHAEL MURPHY W. Michael Murphy	Director	March 10, 2006

/s/ PHILIP S. PAYNE Philip S. Payne	Director	March 10, 2006

/s/ Charles P. Toppino Charles P. Toppino	Director	March 10, 2006

ASHFORD HOSPITALITY TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	66
Consolidated and Combined Financial Statements:
Consolidated Balance Sheets for the Company as of December 31, 2005 and December 31, 2004	68
Consolidated and Combined Statements of Operations for the Company for the years ended December 31, 2005 and 2004 and for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003	69
Consolidated and Combined Statements of Comprehensive Income (Loss) for the Company for the years ended December 31, 2005 and 2004 and for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003	70
Consolidated and Combined Statement of Owners’ Equity for the Company for the years ended December 31, 2005 and 2004 and the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003	71
Consolidated and Combined Statements of Cash Flows for the Company for the years ended December 31, 2005 and 2004 and for the period from August 29, 2003 through December 31, 2003, and for the Predecessor for the period from January 1, 2003 through August 28, 2003	72
Notes to Consolidated and Combined Financial Statements	73
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005	111
Schedule IV — Mortgage Loans and Interest Earned on Real Estate as of December 31, 2005	117

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc.

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2005 and 2004, and the Company’s consolidated statements of operations, comprehensive income (loss), owners’ equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period from August 29, 2003 (inception) to December 31, 2003, and the combined statements of operations, comprehensive income (loss), owners’ equity, and cash flows of the Predecessor, as defined in Note 1, for the period from January 1, 2003 to August 28, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the Company’s consolidated results of operations and cash flows for the years ended December 31, 2005 and 2004 and for the period from August 29, 2003 (inception) to December 31, 2003, and the Predecessor’s combined results of operations and cash flows for the period from January 1, 2003 to August 28, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated March 10, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ashford Hospitality Trust, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquired businesses, which are included in the 2005 consolidated financial statements of Ashford Hospitality Trust, Inc. and constituted approximately $559.3 million and $556.8 million of total and net assets, respectively, as of December 31, 2005, and approximately $46.1 million, $11.4 million, and $8.7 million of revenues, operating income, and operating income from discontinued operations, respectively, for the year then ended. Such acquired businesses include the following: CNL Hotels and Resorts, Inc., a portfolio of 30 hotel properties of which 15 are held for sale, and the Hyatt Dulles hotel property in Herndon, Virginia. Our audit of internal control over financial reporting of Ashford Hospitality Trust, Inc. also did not include an evaluation of the internal control over financial reporting of these acquired businesses.

In our opinion, management’s assessment that Ashford Hospitality Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ashford Hospitality Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements and financial statement schedules of Ashford Hospitality Trust, Inc., and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 10, 2006

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2005	2004

ASSETS
Investment in hotel properties, net	$1,066,962	$427,005
Cash and cash equivalents	57,995	47,109
Restricted cash	27,842	14,059
Accounts receivable, net of allowance of $366 and $61, respectively	21,355	5,463
Inventories	1,186	612
Assets held for sale	157,579	2,882
Notes receivable	108,305	79,661
Deferred costs, net	14,046	9,390
Prepaid expenses	9,662	2,639
Other assets	4,014	6,677
Intangible assets, net	1,181	—
Due from third-party hotel managers	12,274	383
Due from affiliates	476	65

Total assets	$1,482,877	$595,945

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$908,623	$300,754
Capital leases payable	453	313
Accounts payable	9,984	8,980
Accrued expenses	21,054	9,340
Other liabilities	—	90
Dividends payable	13,703	6,141
Deferred income	729	401
Due to third-party hotel managers	1,385	859
Due to affiliates	5,654	1,048

Total liabilities	961,585	327,926

Commitments and contingencies (see Note 16)
Minority interest	87,969	39,347
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 and 993,049 issued and outstanding at December 31, 2005 and 2004, respectively	75,000	10,000

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at December 31, 2005 and 2004	23	23
Common stock, $0.01 par value, 200,000,000 shares authorized, 43,831,394 and 25,810,447 shares issued and outstanding at December 31, 2005 and 2004, respectively	438	258
Additional paid-in capital	403,919	234,973
Unearned compensation	(4,792)	(3,959)
Accumulated other comprehensive income	1,372	554
Accumulated deficit	(42,637)	(13,177)

Total owners’ equity	358,323	218,672

Total liabilities and owners’ equity	$1,482,877	$595,945

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

			The Company	The Predecessor
	The Company	The Company	Period From	Period From
	Year Ended	Year Ended	August 29, 2003 to	January 1, 2003 to
	December 31, 2005	December 31, 2004	December 31, 2003	August 28, 2003

REVENUE
Rooms	$250,571	$89,798	$14,995	$19,688
Food and beverage	52,317	14,337	2,529	3,630
Other	14,181	3,923	508	682

Total hotel revenue	317,069	108,058	18,032	24,000
Interest income from notes receivable	13,323	7,549	110	—
Asset management fees from affiliates (see Note 15)	1,258	1,318	137	—

Total Revenue	331,650	116,925	18,279	24,000
EXPENSES
Hotel operating expenses
Rooms	56,991	20,908	3,601	4,512
Food and beverage	39,711	10,859	1,902	2,801
Other direct	5,420	2,150	403	498
Indirect	99,804	35,561	6,136	8,687
Management fees — third-party hotel managers	5,839	975	25	—
Management fees — affiliates (see Note 15)	5,708	2,420	626	719

Total hotel expenses	213,473	72,873	12,693	17,217
Property taxes, insurance, and other	17,248	6,655	1,258	1,600
Depreciation and amortization	30,286	10,768	2,017	2,916
Corporate general and administrative:
Stock-based compensation	3,446	2,397	864	—
Other corporate and administrative	11,077	9,458	3,139	—

Total Operating Expenses	275,530	102,151	19,971	21,733

OPERATING INCOME	56,120	14,774	(1,692)	2,267
Interest income	1,027	335	266	23
Interest expense	(34,448)	(9,217)	(374)	(4,225)
Amortization of loan costs	(3,956)	(1,884)	(43)	(358)
Write-off of loan costs and exit fees	(5,803)	(1,633)	—	—
Loss on debt extinguishment	(10,000)	—	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	2,940	2,375	(1,843)	(2,293)
Benefit from (provision for) income taxes	2,650	(658)	(142)	—
Minority interest	(1,159)	(298)	358	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,431	1,419	(1,627)	(2,293)
Income from discontinued operations, net (see Note 6)	5,006	—	—	—

NET INCOME (LOSS)	9,437	1,419	(1,627)	(2,293)
Preferred dividends	9,303	1,355	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	134	$64	$(1,627)	$(2,293)

Basic and Diluted:
Income (Loss) From Continuing Operations Per Share Available To Common Shareholders	$(0.12)	$—	$(0.07)

Income From Discontinued Operations Per Share	$0.12	$—	$—

Net Income (Loss) Per Share Available To Common Shareholders	$—	$—	$(0.07)

Weighted Average Common Shares Outstanding	40,194,132	25,120,653	24,627,298

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

			The Company	The Predecessor
	The Company	The Company	Period From	Period From
	Year Ended	Year Ended	August 29, 2003 to	January 1, 2003 to
	December 31, 2005	December 31, 2004	December 31, 2003	August 28, 2003

NET INCOME (Loss)	$9,437	$1,419	$(1,627)	$(2,293)
Net Unrealized Gains on Derivative Instruments	818	554	—	—

Comprehensive Income (Loss)	$10,255	$1,973	$(1,627)	$(2,293)

See notes to consolidated and combined financial statements.

Ashford Hospitality Trust, Inc. And Predecessor

Consolidated And Combined Statement of Owners’ Equity
Predecessor from January 1, 2003 through August 28, 2003, and
Company from August 29, 2003 (Inception) to December 31, 2005
(In thousands, except per share amounts)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income	Deficit	Total

Balance at January 1, 2003	—	$—	—	$—	$—	$—	$—	$9,311	$9,311
Contributions	—	—	—	—	—	—	—	765	765
Distributions	—	—	—	—	—	—	—	(1,851)	(1,851)
Net Loss	—	—	—	—	—	—	—	(2,293)	(2,293)

Balance at August 28, 2003	—	$—	—	$—	$—	$—	$—	$5,932	$5,932

Formation Transactions on August 29, 2003:
Issuance of Shares in Connection with Initial Public Offering	—	$—	22,500	$225	$202,172	$—	$—	$—	$202,397
Underwriters’ Fees and Offering Expenses	—	—	—	—	(16,925)	—	—	—	(16,925)
Issuance of Restricted Shares to Employees & Directors	—	—	675	7	6,071	(6,078)	—	—	—
Issuance of Shares to Underwriters	—	—	65	1	(1)	—	—	—	—
Issuance of Shares Sold to CEO & Chairman	—	—	500	5	4,180	—	—	—	4,185
Contribution of Initial Properties	—	—	—	—	7,064	—	—	—	7,064
Issuance of Shares for Initial Properties	—	—	217	2	(2)	—	—	—	—
Over-allotment Option Exercised on September 26, 2003:
Issuance of Shares	—	—	1,734	17	15,589	—	—	—	15,606
Underwriters’ Fees	—	—	—	—	(1,092)	—	—	—	(1,092)
Issuance of Restricted Shares to Employees	—	—	39	—	351	(351)	—	—	—
Establish Minority Interest in Operating Partnership	—	—	—	—	(38,005)	—	—	—	(38,005)
Additional Offering Expenses	—	—	—	—	(195)	—	—	—	(195)
Amortization of Unearned Compensation	—	—	—	—	—	864	—	—	864
Net Loss	—	—	—	—	—	—	—	(1,627)	(1,627)

Balance at December 31, 2003	—	$—	25,730	$257	$179,207	$(5,565)	$—	$(1,627)	$172,272
Amortization of Unearned Compensation	—	—	—	—	—	2,339	—	—	2,339
Issuance of Restricted Common Shares to Employees	—	—	70	1	732	(733)	—	—	—
Issuance of Common Shares to Directors	—	—	10	—	89	—	—	—	89
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(11,614)	(11,614)
Issuance of Preferred Shares — Series A	2,300	23	—	—	54,945	—	—	—	54,968
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(1,352)	(1,352)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	(3)	(3)
Net Unrealized Gain on Derivative Instruments	—	—	—	—	—	—	554	—	554
Net Income	—	—	—	—	—	—	—	1,419	1,419

Balance at December 31, 2004	2,300	$23	25,810	$258	$234,973	$(3,959)	$554	$(13,177)	$218,672
Amortization of Unearned Compensation	—	—	—	—	—	3,315	—	—	3,315
Issuance of Common Shares in Follow-On Public Offering on January 20, 2005	—	—	10,350	104	94,272	—	—	—	94,376
Issuance of Common Shares in Follow-On Public Offering on April 5, 2005	—	—	5,000	50	49,292	—	—	—	49,342
Issuance of Common Shares Related to Underwriters’ Over-allotment Option on May 4, 2005	—	—	182	2	1,804	—	—	—	1,806
Offering Costs Related to Series B Cumulative Convertible Redeemable Preferred Stock Issuances	—	—	—	—	(582)	—	—	—	(582)
Issuance of Common Shares to Financial Institution on July 1, 2005	—	—	2,070	20	18,882	—	—	—	18,902
Issuance of Restricted Common Shares to Employees	—	—	412	4	4,163	(4,167)	—	—	—
Forfeitures of Restricted Common Shares	—	—	(3)	—	(19)	19	—	—	—
Issuance of Common Shares to Directors	—	—	10	—	101	—	—	—	101
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(29,595)	(29,595)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(4,916)	(4,916)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	1,033	—	—	(4,386)	(3,353)
Net Unrealized Gain on Derivative Instruments	—	—	—	—	—	—	818	—	818
Net Income	—	—	—	—	—	—	—	9,437	9,437

Balance at December 31, 2005	2,300	$23	43,831	$438	$403,919	$(4,792)	$1,372	$(42,637)	$358,323

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

			The Company	The Predecessor
	The Company	The Company	Period From	Period From
	Year Ended	Year Ended	August 29, 2003 to	January 1, 2003 to
	December 31, 2005	December 31, 2004	December 31, 2003	August 28, 2003

Cash flows from operating activities:
Net income (loss)	$9,437	$1,419	$(1,627)	$(2,293)
Adjustments to reconcile net income (loss) to net cash flow provided by operations:
Depreciation and amortization	30,291	10,768	2,017	2,916
Amortization of loan costs	3,956	1,884	43	358
Write-off of loan costs and exit fees	5,803	1,633	—	—
Loss on debt extinguishment	10,000	—	—	—
Amortization to reduce interest expense from comprehensive income	(188)	—	—	—
Stock-based compensation	3,446	2,397	864	—
Minority interest	2,425	298	(358)	—
Changes in assets and liabilities:
Accounts receivable and inventories	(7,687)	(3,334)	40	(117)
Other miscellaneous assets	2,085	(6,867)	(1,642)	643
Restricted cash	(625)	(11,718)	93	2,113
Other miscellaneous liabilities	(2,415)	10,172	2,829	(144)

Net cash flow provided by operating activities	56,528	6,652	2,259	3,476
Cash flows from investing activities:
Acquisitions or originations of notes receivable	(55,494)	(87,824)	(10,000)	—
Proceeds from payments of notes receivable	26,850	18,085	—	—
Acquisitions of hotel properties	(613,534)	(226,715)	(78,587)	—
Proceeds from sales of discontinued operations	28,212	—	—	—
Improvements and additions to hotel properties	(38,301)	(14,170)	(411)	(191)

Net cash flow used in investing activities	(652,267)	(310,624)	(88,998)	(191)
Cash flows from financing activities:
Distributions paid to owners	—	—	—	(1,851)
Contributions received from owners	—	—	—	765
Dividends paid	(38,178)	(9,512)	—	—
Borrowings on indebtedness and capital leases	962,275	361,299	27,800	—
Payments on indebtedness and capital leases	(524,588)	(133,386)	(62,843)	(189)
Payments of deferred financing costs	(10,807)	(8,522)	(1,016)	—
Proceeds received from sale of derivatives	1,635	—	—	—
Payments related to indebtedness early exit fees	(2,556)	—	—	—
Payments to extinguish indebtedness	(10,000)	—	—	—
Proceeds received from follow-on public offerings	145,524	—	—	—
Proceeds received from common stock sale to financial institution	18,902	—	—	—
Proceeds received from Series A preferred stock sale	—	54,968	—	—
Proceeds received from Series B preferred stock sale	65,000	10,000	—	—
Costs incurred related to Series B preferred stock sale	(582)	(20)	—	—
Proceeds received from initial public offering	—	—	202,396	—
Proceeds from sale of common stock to CEO & Chairman	—	—	4,185	—
Cash paid upon the Company’s formation	—	—	(4,943)	—
Proceeds received from common stock over-allotment option	—	—	15,607	—
Payment of IPO offering costs	—	—	(18,193)	—

Net cash flow provided by (used in) financing activities	606,625	274,827	162,993	(1,275)

Net change in cash and cash equivalents	10,886	(29,145)	76,254	2,010
Cash and cash equivalents, beginning balance	47,109	76,254	—	2,969

Cash and cash equivalents, ending balance	$57,995	$47,109	$76,254	$4,979

See notes to consolidated and combined financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004, and 2003

1.	Organization and Description of Business

Ashford Hospitality Trust, Inc. and subsidiaries (the “Company”) is a self-advised real estate investment trust (“REIT”), which commenced operations on August 29, 2003 (“inception”) when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including the acquisition of six hotels (“initial properties”) previously owned by affiliates of Remington Lodging & Hospitality, L.P. (the “Predecessor”). The Company owns its lodging investments and conducts its business through Ashford Hospitality Limited Partnership, its operating partnership. Ashford OP General Partner LLC, its wholly-owned subsidiary, serves as the sole general partner of the Company’s operating partnership.

The Company has elected to be treated as a REIT for federal income tax purposes. As a result of limitations imposed on REITs in operating hotel properties, the Company’s operating partnership leases its hotels to Ashford TRS Corporation or its wholly-owned subsidiaries (collectively, “Ashford TRS”). Ashford TRS, which is a wholly-owned subsidiary of the operating partnership, is treated as a taxable REIT subsidiary for federal income tax purposes. Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P. (“Remington Lodging”), one of the Company’s primary property managers, is wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of December 31, 2005, Remington Lodging managed 30 of the Company’s 80 hotel properties while unaffiliated management companies managed the remaining 50 hotel properties.

As of December 31, 2005, 43,831,394 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, and 11,092,075 units of limited partnership interest held by entities other than the Company were outstanding. During the year ended December 31, 2005, the Company completed the following transactions:

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

As of December 31, 2005, the Company owned 80 hotel properties in 25 states with 13,184 rooms, an office building with nominal operations, and approximately $108.3 million of mezzanine or first-mortgage loans receivable.

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

In addition, Marriott International, Inc. (“Marriott”) manages 30 of the Company’s properties, which were acquired June 17, 2005. For these 30 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. For these 30 hotels, the fourth quarter of 2005 ended on December 30.

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

Assets Held For Sale and Discontinued Operations — The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) the Company will not have any significant continuing involvement subsequent to the disposal. For the year ended December 31, 2005, income from discontinued operations consists entirely of the operating results of eight hotel properties that were acquired March 16, 2005 in connection with the acquisition of a 21-property portfolio and 15 hotel properties that were acquired June 17, 2005 in connection with the acquisition of a 30-property portfolio. As of December 31, 2005, six of these properties had been sold and 17 of these properties remain classified as assets held for sale. No significant gain or loss has been or is expected to be recognized related to the sales of these properties.

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

Due to/from Affiliates — Due to/from affiliates represents current receivables and payables resulting from transactions related to hotel management and project management with affiliated entities. Due from affiliates results primarily from advances of shared costs incurred. Due to affiliates results primarily from hotel management and project management fees incurred. Both due to and due from affiliates are generally settled within a period not to exceed one year.

Advertising Costs — Advertising costs are charged to expense as incurred. For the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003, the Company incurred advertising costs of approximately $1.2 million, $425,000, and $30,000, respectively. For the period from January 1, 2003 to August 28, 2003, the Predecessor incurred advertising costs of approximately $48,000. Advertising costs are included in indirect expenses in the accompanying consolidated and combined statements of operations.

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

Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes for Ashford TRS using the

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003, the benefit from (provision for) income taxes relates to the net (loss) income associated with Ashford TRS.

Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.

Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company has issued 1,213,564 shares of common stock, including 1,193,564 restricted shares issued to its executives, directors, and certain employees of the Company and its affiliates and 20,000 non-restricted shares issued to its directors. Of the 1,193,564 restricted shares, 1,168,564 vest over three years and 25,000 vested over six months. Regarding the 20,000 non-restricted shares, 10,000 shares were issued in each of May 2004 and May 2005, the shares vested immediately, and the shares represent compensation for the subsequent year of service. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue 2,803,553 additional securities, including a variety of performance-based stock awards such as nonqualified stock options. As of December 31, 2005, no performance-based stock awards have been issued. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method.

Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003 (in thousands, except share and per share amounts):

			Period From
	Year Ended	Year Ended	August 29, 2003 to
	December 31, 2005	December 31, 2004	December 31, 2003

Net income (loss) available to common shareholders — basic	$134	$64	$(1,627)
Remove minority interest	—	—	(358)

Net income (loss) available to common shareholders — diluted	$134	$64	$(1,985)

Weighted average common shares outstanding — basic	40,194,132	25,120,653	24,627,298
Weighted average units of limited partnership interest	—	—	5,657,917
Incremental diluted shares related to option to purchase common shares	93,859	—	—
Incremental diluted shares related to unvested restricted shares	270,190	22,816	87,049

Weighted average common shares outstanding — diluted	40,558,181	25,143,469	30,372,264

Net income (loss) per share available to common shareholders — basic	$0.00	$0.00	$(0.07)

Net income (loss) per share available to common shareholders — diluted	$0.00	$0.00	$(0.07)

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2005, dividends related to convertible preferred shares of approximately $4.4 million and minority interest of approximately $2.4 million as well as weighted average convertible preferred shares outstanding of approximately 4.5 million and weighted average units of limited partnership interest of approximately 10.1 million are excluded from diluted earnings per share as such shares and units are anti-dilutive.

For the year ended December 31, 2004, dividends related to convertible preferred shares of approximately $3,000 and minority interest of approximately $298,000 as well as weighted average convertible preferred shares outstanding of approximately 3,000 and weighted average units of limited partnership interest of approximately 5.8 million are excluded from diluted earnings per share as such shares and units are anti-dilutive.

Recent Accounting Pronouncements — In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), with a required effective date of January 1, 2006. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the cost of share-based awards to employees to be measured based on an award’s fair value at the grant date, with such cost to be amortized over the appropriate service period. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company intends to adopt SFAS No. 123R for the 2006 fiscal year and does not expect it to have a material impact on the Company’s financial statements or results of operations.

4.	Concentrations of Risk

The Company’s investments are all concentrated within the hotel industry. The Company’s current investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, and to invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of the Company’s owned hotels are domestically located. In addition, all hotels securing the Company’s loans receivable are domestically located aside from one hotel located in Nevis, West Indies, which secures an $18.2 million loan receivable. Presently, all the Company’s loans receivable are collateralized by either the properties securing them or interest in the first lien on such properties. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on the Company’s operating and investment revenues and cash available for distribution to stockholders.

In addition, the Company expects to originate or acquire additional mezzanine loans receivable. These types of mortgage loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including such loans being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. The Company may not recover some or all of its investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

5.	Investment in Hotel Properties

Investment in Hotel Properties consists of the following as of December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004

Land	$156,037	$67,047
Buildings and improvements	878,797	344,471
Furniture, fixtures, and equipment	86,735	44,319
Construction in progress	6,658	2,566

Total cost	1,128,227	458,403
Accumulated depreciation	(61,265)	(31,398)

Investment in hotel properties, net	$1,066,962	$427,005

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

On July 7, 2004, the Company acquired a Sheraton hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $14.7 million, with the remainder of the purchase price related to working capital or the office building, which was classified in assets held for sale at December 31, 2004 and sold on January 19, 2005.

On July 23, 2004, the Company acquired four hotel properties from Day Hospitality Group for approximately $25.9 million in cash plus approximately $396,000 paid in April 2005 pursuant to a post-acquisition contingency. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $26.0 million with the remainder of the purchase price related to working capital.

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

On March 16, 2005, the Company acquired 21 hotel properties from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million. For the year ended December 31, 2005, operating results related to eight of the 21 acquired hotel properties are included in discontinued operations on the consolidated statements of operations, as discussed below. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $210.9 million with the remainder of the purchase price related to working capital or discontinued operations classified as assets held for sale.

On March 22, 2005, the Company acquired the Hilton Santa Fe hotel property in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $18.6 million.

On June 17, 2005, the Company acquired 30 hotel properties from CNL Hotels and Resorts, Inc. for approximately $465.0 million. For the year ended December 31, 2005, operating results related to 15 of the 30

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

acquired hotel properties are included in discontinued operations on the consolidated statements of operations, as discussed below. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $330.9 million with the remainder of the purchase price related to working capital or discontinued operations classified as assets held for sale.

On October 28, 2005, the Company acquired the Hyatt Dulles hotel property in Herndon, Virginia, from Dulles Airport, LLC for approximately $72.5 million in cash. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $72.9 million.

For the years ended December 31, 2005 and 2004 and for the period from inception through December 31, 2003, the Company recognized depreciation expense of approximately $29.9 million, $10.7 million, and $2.0 million, respectively. For the period from January 1, 2003 to August 28, 2003, the Predecessor recognized depreciation expense of approximately $2.9 million.

6.	Assets Held for Sale and Discontinued Operations

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

On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. When the Company entered into the agreement to acquire these 21 properties, it began assessing various strategic alternatives related to eight of the relatively smaller hotel properties, including possible sales of these properties. Consequently, operating results related to these eight hotel properties are included in income for discontinued operations for the year ended December 31, 2005. As of December 31, 2005, the Company had sold six of these properties for approximately $25.3 million and secured sales commitments related to the remaining two properties. The Company allocated approximately $36.4 million of the total purchase price to these eight hotel properties, of which approximately $11.0 million remains in assets held for sale on the consolidated balance sheet at December 31, 2005 related to the estimated carrying values of the two remaining properties. In addition, in late 2005, the Company made a strategic commitment to sell a portion of one of the other hotel properties acquired in this acquisition, which resulted in approximately $2.4 million of additional carrying value reclassified to assets held for sale at December 31, 2005. However, such carrying values are preliminary and subject to further internal review, third-party appraisals, and finalization of related sales contracts. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.

On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell 15 of these properties. Consequently, operating results related to these 15 hotel properties are included in income for discontinued operations for the year ended December 31, 2005. As of December 31, 2005, the Company had secured sales commitments related to eight of these properties for approximately $102.0 million. The Company allocated approximately $142.2 million of the total purchase price to these 15 hotel properties representing their estimated carrying values, which is classified as assets held for sale on the consolidated balance sheet at December 31, 2005. However, such carrying values are preliminary and subject to further internal review and finalization of related sales contracts. No significant gain or loss or adverse tax consequences are expected to result from the sales of these properties.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2005, the six properties sold for approximately $25.3 million consisted of the following:

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

For the year ended December 31, 2005, financial information related to the Company’s 23 hotel properties included in discontinued operations was as follows (in thousands):

Year Ended
December 31, 2005

Total revenues	$28,802
Operating expenses	20,060
Amortization	5

Operating income	8,737
Income taxes	(2,466)
Minority interest	(1,265)

Net income	$5,006

7.	Notes Receivable

Notes receivable consists of the following as of December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004

$10.0 million mezzanine loan secured by one hotel property, matures August 2006, at an interest rate of LIBOR plus 9% with a 2% LIBOR floor, with interest-only payments through August 2004 plus principal payments thereafter based on a twenty-five-year amortization schedule	$—	$9,936
$15.0 million mezzanine loan secured by one hotel property, matures January 2007, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	15,000	15,000
$16.9 million mezzanine loan secured by 14 hotel properties, matures July 2006, at an interest rate of LIBOR plus 8.7% with a 2.5% LIBOR floor, with principal and interest payments due monthly based on a twenty-five-year amortization schedule	—	16,913
$15.0 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	15,000	15,000

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004

$6.6 million mezzanine loan secured by one hotel property, matures January 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor (LIBOR plus 10% with 2% LIBOR floor pay rate with deferred interest through maturity), with interest-only payments through maturity	7,022	6,812
$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	11,000	11,000
$5.0 million mezzanine loan secured by one hotel property, matures October 2006, at an interest rate of LIBOR plus 11.35%, with interest-only payments through maturity	5,000	5,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	8,000	—
$8.0 million mezzanine loan secured by one hotel property, matures May 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	8,000	—
$8.5 million mezzanine loan secured by one hotel property, matures June 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	8,500	—
$4.0 million mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	—
$5.6 million mezzanine loan secured by one hotel property, matures July 2008, at an interest rate of LIBOR plus 9.5%, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule	5,583	—
$3.0 million mezzanine loan secured by one hotel property, matures September 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	—
$18.2 million first-mortgage loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	—

Total	$108,305	$79,661

During the year ended December 31, 2004, the Company acquired or originated the $15.0 million, $16.9 million, $15.0 million, $6.8 million, $11.0 million, and $5.0 million notes receivable, as described sequentially in the above table, on January 23, 2004, March 4, 2004, March 19, 2004, March 24, 2004, September 10, 2004, and September 30, 2004, respectively.

During the year ended December 31, 2004, the Company received principal payments of approximately $8.1 million related to the $16.9 million mezzanine loan receivable outstanding at December 31, 2004, due July 2006, as shown in the above table.

On September 30, 2004, the Company acquired a $10.0 million first-mortgage loan receivable, secured by one hotel property, with an interest rate of LIBOR plus 2.8%, maturing in October 2006, and with interest-only payments through maturity. On December 9, 2004, the Company sold this note receivable at its par value.

During the year ended December 31, 2005, the Company acquired or originated the $8.0 million, $8.0 million, $8.5 million, $4.0 million, $5.6 million, $3.0 million, and $18.2 million notes receivable, as described sequentially in the above table, on February 8, 2005, April 18, 2005, May 27, 2005, June 21, 2005, July 12, 2005, September 29, 2005, and December 16, 2005, respectively

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On November 10, 2005, the Company received approximately $9.8 million related to the full payment of all principal outstanding under the $9.9 million mezzanine loan receivable outstanding at December 31, 2004, due August 2006, as shown in the above table.

During the year ended December 31, 2005, the Company received principal payments of approximately $16.8 million related to full payment of the $16.9 million mezzanine loan receivable outstanding at December 31, 2004, due July 2006, as shown in the above table.

For the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003, the Company recognized interest income related to notes receivable of approximately $13.3 million, $7.5 million, and $110,000, respectively. The Predecessor did not maintain such notes receivable.

In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity. As of December 31, 2005, all notes receivable balances were current and no reserve for loan losses had been recorded. See Note 22, Subsequent Events.

8.	Deferred Costs

Deferred costs consist of the following as of December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004

Deferred loan costs	$13,318	$10,017
Deferred franchise fees	3,138	2,104
Deferred fees — other	170	—

Total cost	16,626	12,121
Accumulated amortization	(2,580)	(2,731)

Deferred costs, net	$14,046	$9,390

9.	Indebtedness

Indebtedness consists of the following as of December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004

$580.8 million mortgage note payable secured by 40 hotel properties, of which $286.2 million matures July 1, 2015 and $294.6 million matures February 1, 2016, at a weighted average fixed interest rate locked at 5.4%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning July 10, 2010	$580,800	$—
$211.5 million term loan secured by 16 hotel properties divided equally into two pools. The first pool for $110.9 million matures December 11, 2014, at a fixed interest rate of 5.75%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2009. The second pool for $100.6 million matures December 11, 2015, at a fixed interest rate of 5.7%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2010	211,475	—
$210.0 million term loan secured by 25 hotel properties, matures October 10, 2006, at varying interest rates averaging LIBOR plus 1.95%, with interest-only payments due monthly	—	210,000

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004

$100.0 million secured credit facility secured by six hotel properties, matures August 17, 2008, at an interest rate of LIBOR plus a range of 1.6% to 1.95% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.2% to 0.35% on the unused portion of the line payable quarterly, with two one-year extension options	60,000	17,764
$100.0 million secured credit facility secured by eight mezzanine notes receivable totaling approximately $65.1 million, matures December 23, 2008, at an interest rate of LIBOR plus a range of 1.5% to 2.75% depending on the loan to value ratio and collateral pledged, with interest-only payments due monthly, with a commitment fee of 0.0375% of the average undrawn balance payable quarterly	—	—
$45.6 million secured credit facility secured by certain mezzanine notes receivable, matures July 13, 2007, at an interest rate of LIBOR plus 6.25% with a 2% LIBOR floor, with interest-only payments due monthly through maturity, and a commitment fee of 0.5% on the unused portion of the line after 180 days payable monthly	—	32,402
Mortgage note payable secured by one hotel property, matures October 10, 2007, at an interest rate of LIBOR plus 2%, with interest-only payments due monthly, with three one-year extension options	45,000	—
Mortgage note payable secured by one hotel property, matures January 1, 2006, at an interest rate of 7.08%, with principal and interest payments due monthly of approximately $46,000 and a 1% mandatory exit fee	—	6,296
Mortgage note payable secured by one hotel property, matures December 31, 2005, at an interest rate of 7.25%, with principal and interest payments due monthly of approximately $114,000	—	15,498
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.4%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $53,000 by maturity	11,348	11,839
Mortgage note payable secured by two hotel properties, matures July 31, 2007, at an interest rate of LIBOR plus 3.5% with a 5% total floor, with interest-only payments due monthly plus principal payments of $25,000 due monthly beginning August 1, 2006	—	6,955

Total	$908,623	$300,754

At December 31, 2005 and 2004, LIBOR was 4.39% and 2.40%, respectively.

On February 5, 2004, the Company executed a $60.0 million secured credit facility, of which approximately $49.8 million of the proceeds were funded March 24, 2004 and the remainder was funded May 17, 2004. On September 2, 2004, the credit facility was paid down by approximately $57.2 million, as discussed below. On August 17, 2004, the Company modified this credit facility such that the interest rate was reduced from LIBOR plus 3.25% to LIBOR plus a range of 2.0% to 2.3% depending on the loan-to-value ratio, and maturity was extended from February 5, 2007 to August 17, 2007, with two one-year extension options. On October 1, 2004, the Company drew an additional $15.0 million on this credit facility. This credit facility was further modified on August 24, 2005, as discussed below.

On April 1, 2004, in connection with the acquisition of a hotel property, the Company assumed a mortgage note payable of approximately $15.7 million, which had an outstanding balance of approximately $15.5 million at December 31, 2004 and when it was repaid January 20, 2005, as discussed below.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On May 17, 2004, in connection with the acquisition of a hotel property, the Company assumed a mortgage note payable of approximately $6.8 million. On August 12, 2004, the Company increased this commitment by approximately $5.2 million and reduced the overall interest rate from the average weekly yield for 30-day commercial paper plus 3.5% to the average weekly yield for 30-day commercial paper plus 3.4%. As of December 31, 2005 and 2004, this mortgage note payable had an outstanding balance of approximately $11.3 million and $11.8 million, respectively. In addition, this mortgage note payable requires decreasing prepayment penalties through maturity.

On July 7, 2004, the Company executed a $14.8 million mortgage note payable at an interest rate of LIBOR plus 3.5% with a 5% total floor, which had an outstanding balance of approximately $9.7 million when it was repaid on September 2, 2004, as discussed below.

On July 14, 2004, the Company executed a $45.6 million credit facility, of which approximately $37.5 million of the proceeds were funded immediately. During the year ended December 31, 2004, the Company paid down approximately $5.1 million of this credit facility in connection with the partial payoff of certain mezzanine notes receivable securing the facility. On November 10, 2005, this credit facility was repaid in its entirety, as discussed below.

On July 23, 2004, the Company executed a $19.6 million mortgage note payable, which was paid down approximately $12.6 million on September 2, 2004, as discussed below. This mortgage note payable had an outstanding balance of approximately $7.0 million at December 31, 2004, as shown in the above table, and when it was fully repaid January 20, 2005, as discussed below.

On September 2, 2004, the Company executed a $210.0 million term loan, as shown in the above table, and used the proceeds to repay three mortgage notes payable totaling approximately $57.8 million, pay down its $60.0 million secured credit facility by approximately $57.2 million, and pay down another mortgage note payable, discussed above, by approximately $12.6 million. The $57.8 million payment consisted of a $32.1 million mortgage loan at an interest rate of LIBOR plus 3.5% with a 4.75% total floor, a $16.0 million mortgage loan at an interest rate of the greater of LIBOR plus 3.5% or 5.5%, and the $9.7 million mortgage loan discussed above. These debt reductions resulted in the write-off of unamortized loan costs of approximately $1.6 million.

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

On March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio, the Company assumed approximately $164.7 million in mortgage notes payable, of which approximately $14.7 million was repaid immediately. The Company originally recorded such mortgages at premiums totaling approximately $5.7 million as the fixed interest rates on such debt exceeded current interest rates that the Company would otherwise incur on similar financial instruments. On March 30, 2005, the Company made an $18.2 million principal payment related to this debt, which generated a loss on early extinguishment of debt of approximately $2.3 million, which is net of the write-off of the related portion of the debt premium of approximately $1.4 million. On October 13, 2005, the Company extinguished approximately $98.9 million of this debt, which generated a loss on early extinguishment of debt of approximately $4.3 million, which is net of the write-off of debt premiums associated with these mortgages of approximately $3.0 million. On December 20, 2005, the Company extinguished the remaining $31.0 million of this debt, which generated a loss on early extinguishment of debt of approximately $3.4 million, which is net of the write-off of the debt premium associated with this mortgage of approximately $780,000. While the related debt was outstanding, the debt premiums were amortized as an adjustment to interest expense over the terms of the related

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

debt using the effective interest method, which resulted in a reduction to interest expense of approximately $518,000 during the year ended December 31, 2005.

On June 17, 2005, the Company executed a $370.0 million mortgage loan, which was secured by 30 hotel properties, at a fixed interest rate of 5.32%, maturing July 1, 2015, and required monthly interest-only payments through July 1, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. On October 13, 2005, the Company executed a $210.8 million mortgage loan, which was combined with the Company’s existing $370.0 million mortgage loan executed on June 17, 2005. The newly combined $580.8 million loan, now secured by 40 hotel properties, has a weighted-average fixed interest rate of 5.4%, requires monthly interest-only payments through July 10, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule, and includes certain prepayment restrictions and fees. Of the total $580.8 million loan, approximately $286.2 million matures July 1, 2015 and approximately $294.6 million matures February 1, 2016. Of the newly executed $210.8 million portion of the loan, the Company received proceeds of approximately $172.7 million and $38.1 million on October 13, 2005 and December  20, 2005, respectively.

On August 24, 2005, the Company modified its $60.0 million credit facility, due August 17, 2007, such that the capacity of the credit facility was increased to $100.0 million with the ability to be increased to $150.0 million subject to certain conditions, the interest rate was reduced from LIBOR plus a range of 2.0% to 2.3% to LIBOR plus a range of 1.6% to 1.95% depending on the loan-to-value ratio, and maturity was extended one year to August 17, 2008 with two one-year extension options. During the year ended December 31, 2005, the Company completed draws on its $100.0 million credit facility, due August 17, 2008, of $15.0 million, $20.0 million, $15.0 million, $10.0 million, $10.0 million, $10.0 million, and $45.0 million on March 16, 2005, March 22, 2005, April 27, 2005, June 2, 2005, August 3, 2005, October 7, 2005, and November 9, 2005, respectively. On April 15, 2005 and October 19, 2005, the Company paid down this credit facility by $20.0 million and $45.0 million, respectively. At December 31, 2005, the Company had an outstanding balance of $60.0 million on this credit facility.

On October 28, 2005, the Company executed a $45.0 million mortgage loan, which is secured by one hotel, at an interest rate of LIBOR plus 2%, matures October  10, 2007, includes three one-year extension options, requires monthly interest-only payments through maturity, and includes certain prepayment restrictions and fees. In connection with this loan, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit its exposure to rising interest rates on its variable-rate debt.

On November 10, 2005, the Company repaid the remaining $18.8 million balance outstanding under its $45.6 million credit facility, due July 13, 2007, which resulted in the write-off of unamortized loan costs of approximately $640,000 and early exit fees of approximately $456,000. Prior to this repayment, the Company made principal payments in 2005 of approximately $13.6 million in connection with partial payoffs of one of the mezzanine notes receivable securing this facility.

On November 14, 2005, the Company executed a $211.5 million mortgage loan, which is secured by 16 hotels divided equally into two pools. The first pool for $110.9 million incurs interest at a fixed rate of 5.75%, matures December  11, 2014, and requires monthly interest-only payments for four years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. The second pool for $100.6 million incurs interest at a fixed rate of 5.7%, matures December 11, 2015, and requires monthly interest-only payments for five years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. Both pools include certain prepayment restrictions and fees. The Company used proceeds from the loan to repay its $210.0 million term loan, due October 10, 2006, and assist in the repayment of its $6.2 million mortgage loan, due January 1, 2006. In connection with the repayment of these loans, the Company wrote-off of unamortized loan costs of approximately $2.5 million and incurred early exit fees of approximately $2.1 million.

On December 23, 2005, the Company executed a $100.0 million senior secured revolving credit facility with the ability to be increased to $150.0 million subject to certain conditions, of which drawings thereon will initially be secured by certain mezzanine loans receivable, will mature December 23, 2008, will incur interest at LIBOR plus a

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

range of 1.5% to 2.75% depending on the loan-to-value ratio and types of collateral pledged, will require monthly interest-only payments through maturity, will require quarterly commitment fees based on 0.0375% of the average undrawn balance during the quarter, and will include certain prepayment restrictions and fees.

Maturities of indebtedness as of December 31, 2005 are as follows (in thousands):

2006	$558
2007	45,542
2008	60,568
2009	596
2010	5,576
Thereafter	795,783

Total	$908,623

The carrying values of assets collateralizing indebtedness as of December 31, 2005 and 2004 are as follows (in thousands):

		December 31,
Hotel Property	Location	2005		2004

Embassy Suites	Austin, TX	$9,669	(g)	$11,284	(a)
Embassy Suites	Dallas, TX	9,744	(g)	10,953	(a)
Embassy Suites	Herndon, VA	9,918	(g)	12,280	(a)
Embassy Suites	Las Vegas, NV	17,798	(g)	20,461	(a)
Embassy Suites	Phoenix, AZ	—		16,467	(a)
Embassy Suites	Syracuse, NY	15,024	(g)	15,815	(a)
Embassy Suites	Flagstaff, AZ	—		6,774	(a)
Embassy Suites	Houston, TX	12,631	(h)	—
Embassy Suites	West Palm Beach, FL	23,859	(h)	—
Radisson Hotel	Holtsville, NY	—		22,235	(a)
Radisson Hotel (downtown)	Indianapolis, IN	26,397	(h)	—
Radisson Hotel	Ft. Worth, TX	25,675	(h)	—
Doubletree Guest Suites	Columbus, OH	—		10,010	(a)
Doubletree Guest Suites	Dayton, OH	—		6,546	(a)
Hilton Garden Inn	Jacksonville, FL	11,025	(g)	11,400	(f)
Hilton Inn	Houston, TX	16,570	(h)	—
Hilton Inn	St. Petersburg, FL	18,983	(h)	—
Hilton Inn	Santa Fe, NM	18,477	(i)	—
Homewood Suites	Mobile, AL	—		8,931	(a)
Hampton Inn	Lawrenceville, GA	4,629	(i)	4,754	(b)
Hampton Inn	Evansville, IN	8,843	(g)	7,273	(a)
Hampton Inn	Terre Haute, IN	9,051	(g)	8,474	(a)
Hampton Inn	Horse Cave, KY	—		2,463	(a)
Hampton Inn	Buford, GA	6,832	(g)	6,449	(a)
SpringHill Suites by Marriott	Jacksonville, FL	8,528	(g)	8,818	(a)
SpringHill Suites by Marriott	Baltimore, MD	15,560	(j)	15,928	(d)

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

		December 31,
Hotel Property	Location	2005		2004

SpringHill Suites by Marriott	Kennesaw, GA	6,227	(i)	6,406	(e)
SpringHill Suites by Marriott	Buford, GA	7,373	(g)	7,460	(a)
SpringHill Suites by Marriott	Gaithersburg, MD	21,769	(h)	—
SpringHill Suites by Marriott	Centreville, VA	13,469	(h)	—
SpringHill Suites by Marriott	Charlotte, NC	8,149	(h)	—
SpringHill Suites by Marriott	Durham, NC	5,075	(h)	—
Fairfield Inn by Marriott	Kennesaw, GA	5,194	(i)	5,139	(e)
Fairfield Inn by Marriott	Evansville, IN	—		4,245	(a)
Fairfield Inn by Marriott	Princeton, IN	—		1,221	(a)
Courtyard by Marriott	Bloomington, IN	12,593	(g)	11,949	(a)
Courtyard by Marriott	Columbus, IN	5,896	(g)	5,794	(a)
Courtyard by Marriott	Louisville, KY	14,168	(g)	14,601	(a)
Courtyard by Marriott	Crystal City, VA	43,730	(h)	—
Courtyard by Marriott	Ft. Lauderdale, FL	21,061	(h)	—
Courtyard by Marriott	Overland Park, KS	15,799	(h)	—
Courtyard by Marriott	Palm Desert, CA	14,603	(h)	—
Courtyard by Marriott	Foothill Ranch, CA	19,234	(h)	—
Courtyard by Marriott	Alpharetta, GA	14,498	(h)	—
Marriott Residence Inn	Lake Buena Vista, FL	23,902	(g)	24,781	(a)
Marriott Residence Inn	Evansville, IN	7,085	(g)	7,219	(a)
Marriott Residence Inn	Orlando, FL	47,664	(h)	—
Marriott Residence Inn	Falls Church, VA	37,369	(h)	—
Marriott Residence Inn	San Diego, CA	32,903	(h)	—
Marriott Residence Inn	Fishkill, NY	20,176	(h)	—
Marriott Residence Inn	Sacramento, CA	19,300	(h)	—
Marriott Residence Inn	Salt Lake City, UT	18,183	(h)	—
Marriott Residence Inn	Ft. Worth, TX	13,558	(h)	—
Marriott Residence Inn	Palm Desert, CA	14,059	(h)	—
Marriott Residence Inn	Wilmington, DE	10,423	(h)	—
Marriott Residence Inn	Orlando, FL	13,805	(h)	—
Marriott Residence Inn	Warwick, RI	10,407	(h)	—
Marriott Residence Inn	Ann Arbor, MI	8,783	(h)	—
Marriott Residence Inn	Tyler, TX	7,528	(h)	—
TownePlace Suites by Marriott	Mt. Laurel, NJ	7,694	(h)	—
TownePlace Suites by Marriott	Scarborough, ME	6,947	(h)	—
TownePlace Suites by Marriott	Miami, FL	5,542	(h)	—
TownePlace Suites by Marriott	Ft. Worth, TX	5,823	(h)	—
TownePlace Suites by Marriott	Miami Lakes, FL	8,142	(h)	—
TownePlace Suites by Marriott	Tewksbury, MA	2,692	(h)	—
TownePlace Suites by Marriott	Newark, CA	2,637	(h)	—

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

		December 31,
Hotel Property	Location	2005		2004

Sea Turtle	Atlantic Beach, FL	22,241	(i)	22,762	(c)
Sheraton Hotel	Langhorne, PA	—		15,754	(a)
Sheraton Hotel	Minneapolis, MN	18,026	(h)	—
Hyatt Regency	Anaheim, CA	78,190	(i)	80,987	(b)
Hyatt Regency	Herndon, VA	72,506	(k)	—
Crowne Plaza	Beverly Hills, CA	28,452	(h)	—
Crowne Plaza	Key West, FL	27,397	(h)	—
Annapolis Inn	Annapolis, MD	12,894	(h)	—

Total		$1,082,380		$415,633

(a)	Represents collateral for the $210.0 million term loan outstanding at December 31, 2004.

(b)	Represents collateral for the $60.0 million credit facility with a $17.8 million outstanding balance at December 31, 2004.

(c)	Represents collateral for the $15.5 million mortgage note payable outstanding at December 31, 2004.

(d)	Represents collateral for the $11.8 million mortgage note payable outstanding at December 31, 2004.

(e)	Represents collateral for the $7.0 million mortgage note payable outstanding at December 31, 2004.

(f)	Represents collateral for the $6.3 million mortgage note payable outstanding at December 31, 2004.

(g)	Represents collateral for the $211.5 million term loan outstanding at December 31, 2005.

(h)	Represents collateral for the $580.8 million mortgage note payable outstanding at December 31, 2005.

(i)	Represents collateral for the $100.0 million credit facility with a $60.0 million outstanding balance at December 31, 2005.

(j)	Represents collateral for the $11.3 million mortgage note payable outstanding at December 31, 2005.

(k)	Represents collateral for the $45.0 million mortgage note payable outstanding at December 31, 2005.

In addition to the above, at December 31, 2005 and 2004, the mezzanine notes receivable credit facilities of $100.0 million and $45.6 million, respectively, were secured by eight and four mezzanine notes receivable, respectively, totaling approximately $65.1 million and $48.7 million, respectively. At December 31, 2005, the Company had no outstanding balance on these credit facilities.

If the Company violates covenants in any debt agreements, the Company could be required to repay all or a portion of its indebtedness before maturity at a time when the Company might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the Company being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under the Company’s current or future debt obligations could impair the Company’s planned business strategies by limiting the Company’s ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, the Company’s existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties, maintaining an overall minimum net worth, and maintaining an overall minimum total assets.

10.	Derivative Instruments and Hedging Activities

On September 2, 2004, the Company purchased a 6.0% LIBOR interest rate cap with a $210.0 million notional amount to limit its exposure to rising interest rates on $210.0 million of its variable-rate debt. To partially offset the cost of the purchased cap, the Company sold a 6.0% LIBOR interest rate cap with a $105.0 million notional amount

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

with identical terms to the purchased cap. Both interest rate caps mature October 2, 2006. The Company designated the net purchased option of $105.0 million as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.

On September 7, 2004, the Company entered into a $105.0 million stair-stepped interest rate swap agreement, at an average interest rate of 4.9% over the term of the swap, which matures March 1, 2007. The interest rate swap effectively converts the interest payments on $105.0 million of the Company’s variable-rate debt to a fixed rate and was designated as a cash flow hedge.

On October 28, 2005, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit its exposure to rising interest rates on $45.0 million of its variable-rate debt. The Company designated the $45.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.

On November 14, 2005, the Company executed a $211.5 million mortgage loan, described above, and used the proceeds to repay its hedged variable-rate $210.0 million term loan, due October 10, 2006. In connection with the repayment of the $210.0 million loan, the Company sold its net purchased $105.0 million cap and terminated its $105.0 million interest-rate swap for approximately $1.6 million. Accumulated other comprehensive income associated with these cash flow hedges of approximately $1.6 million, which had accumulated over the lives of these hedging relationships, will be reclassified from accumulated other comprehensive income to reduce interest expense over the original terms of these cash flow hedges as interest payments on the new mortgage loan occur. During the year ended December 31, 2005, interest expense was reduced by approximately $189,000 related to this reclassification.

As of December 31, 2005 and 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes, and currently does not have any derivatives that are not designated as hedges.

As of December 31, 2005 and 2004, derivatives with a fair value of approximately $2,000 and $712,000, respectively, were included in other assets and derivatives with a fair value of $0 and approximately $90,000, respectively, were included in other liabilities. During the years ended December 31, 2005 and 2004, the change in net unrealized gains of approximately $818,000 and $554,000, respectively, for derivatives designated as cash flow hedges is separately disclosed in the consolidated statements of comprehensive income. During the years ended December 31, 2005 and 2004, no hedge ineffectiveness was recognized. In 2005, the originally hedged $210.0 million loan was effectively refinanced with the new $211.5 million loan, thus no hedge ineffectiveness was recognized related to the original loan’s payoff.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the years ended December 31, 2005 and 2004, the change in net unrealized gains/losses on cash flow hedges reflects a reclassification of approximately $770,000 and $100,000, respectively, from accumulated other comprehensive income, which reduced interest expense in 2005 and increased interest expense in 2004. During the next twelve months, the Company estimates that approximately $1.2 million will be reclassified from accumulated other comprehensive income existing at December 31, 2005 to reduce interest expense.

11.	Employee Stock Grants

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

On May 12, 2005, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2006. These shares vested immediately, and the value of these shares was charged to compensation expense based on the closing price on the date of issuance of $10.24 per share.

On September 26, 2005, the Company issued 39,000 shares of restricted common stock to certain employees. These shares vest over three years, and the value of the shares is charged to compensation expense on a straight-line basis based on the closing price on the date of issuance of $10.95 per share.

During the year ended December 31, 2005, 2,553 unvested shares of restricted common stock were forfeited.

For the years ended December 31, 2005 and 2004 and for the period from inception through December 31, 2003, the Company recognized compensation expense of approximately $3.4 million, $2.4 million, and $864,000, respectively, related to these shares.

12.	Capital Stock

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

On July 1, 2005, the Company issued 2,070,000 shares of its common stock to a financial institution for $9.139 per share, which generated proceeds of approximately $18.9 million. On December 27, 2004, the Company executed the Stock Purchase Agreement, described below, which granted a financial institution certain participation rights with respect to certain sales of equity securities by the Company. Based on these participation rights and the Company’s follow-on common stock offering completed on January 20, 2005, the financial institution had

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the option to purchase up to 2,070,000 shares of the Company’s common stock for $9.139 per share. The participation rights granted to this financial institution expired July 16, 2005. The proceeds were used for the origination of a mezzanine notes receivable of approximately $5.6 million on July 12, 2005 and for general corporate purposes.

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

Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). Dividends are payable on the 15th day of January, April, July, and October of each year, or if such day is not a business day, the next succeeding business day.

Series B Cumulative Convertible Redeemable Preferred Stock — On December 27, 2004, the Company entered into a Series B Cumulative Convertible Redeemable Preferred Stock Purchase Agreement (“Stock Purchase Agreement”) with a financial institution for the sale of up to $75.0 million in Series B cumulative convertible redeemable preferred stock. Pursuant to the Stock Purchase Agreement, on December 30, 2004 and June 15, 2005, the Company sold the financial institution 993,049 and 6,454,816 shares of Series B cumulative convertible redeemable preferred stock, respectively, for approximately $10.0 million and $65.0 million, respectively, representing in each case a per-share price of $10.07, which was determined using a 20-day average closing price calculated five business days prior to the Stock Purchase Agreement’s commencement. In connection with the June 15, 2005 sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares.

Series B preferred stock is convertible at any time, at the option of the holder, into the Company’s common stock by dividing the preferred stock carrying value by the conversion price then in effect, which is $10.07, subject to certain adjustments, as defined. Series B preferred stock holders are entitled to vote, on an as-converted basis voting as a single class together with the holders of common stock, on all matters to be voted on by the Company’s stockholders.

Series B preferred stock is redeemable for cash at the option of the Company at the liquidation preference, which is set at $10.07, after three years (or two years if certain criteria, as defined, are met). Series B preferred stock is redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur. Series B preferred stock quarterly dividends are set at the greater of $0.14 per share or the prevailing common stock dividend rate.

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

On March 9, 2005, the Company declared a cash dividend of approximately $7.6 million, or $0.16 per diluted share, for common shareholders and units of limited partnership of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared a cash dividend of approximately $9.0 million, or $0.17 per diluted share, for common shareholders and units of limited partnership of record on June 30, 2005, which was paid July 15, 2005. On September 15, 2005, the Company declared a cash dividend of approximately $9.9 million, or $0.18 per diluted share, for common shareholders and units of limited partnership of record on September 30, 2005, which was paid October 13, 2005. On December 15, 2005, the Company declared a cash dividend of approximately $11.0 million, or $0.20 per diluted share, for common shareholders and units of limited partnership of record on December 31, 2005, which was paid January 16, 2006.

Of the total cash dividends declared during the year ended December 31, 2005, common shareholders and unit holders received approximately $29.6 million and $7.9 million, respectively. Of the total cash dividends declared during the year ended December 31, 2004, common shareholders and unit holders received approximately $11.7 million and $2.7 million, respectively.

Series A Preferred Stock Dividends — On December 17, 2004, the Company declared a cash dividend of approximately $1.4 million, or $0.5878 per diluted share, for Series A preferred shareholders of record on December 31, 2004, which was paid January 18, 2005. On March 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred shareholders of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred shareholders of record on June 30, 2005, which was paid July  15, 2005. On September 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred shareholders of record on September 30, 2005, which was paid October  13, 2005. On December 15, 2005, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred shareholders of record on December 31, 2005, which was paid January  16, 2006.

Series B Preferred Stock Dividends — On March 9, 2005, the Company declared a cash dividend of approximately $159,000, or $0.16 per diluted share, for Series B preferred shareholders of record on March 31, 2005, which was paid April 15, 2005. On June 15, 2005, the Company declared a cash dividend of approximately $364,000, or $0.17 per diluted share, for Series B preferred shareholders of record on June 30, 2005, which was paid July 15, 2005. On September 15, 2005, the Company declared a cash dividend of approximately $1.3 million, or $0.18 per diluted share, for Series B preferred shareholders of record on September 30, 2005, which was paid October 13, 2005. On December 15, 2005, the Company declared a cash dividend of approximately $1.5 million, or $0.20 per diluted share, for Series B preferred shareholders of record on December 31, 2005, which was paid January 16, 2006.

13.	Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet certain organizational and operational stipulations, including a requirement that the Company distribute at least 90% its taxable income to its stockholders. The Company currently intends to adhere to these requirements and maintain its REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income as well as to federal income and excise taxes on its undistributed taxable income.

For the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003, the Company’s taxable REIT subsidiary recognized net book income of approximately $13,000, $724,000, and $83,000, respectively, and a provision for (benefit from) income taxes of approximately $(184,000), $658,000, and $142,000, respectively.

The following table reconciles the provision for income taxes at statutory rates to the actual provision for income taxes recorded for the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003 (in thousands):

	Year Ended	Year Ended	Period from
	December 31,	December 31,	August 29, 2003 to
	2005	2004	December 31, 2003

Provision for (benefit from) income taxes at 35% statutory rate	$(2,176)	$584	$29
State income taxes provision (benefit), net of Federal benefit	(277)	96	5
Other	(197)	(22)	108

Provision for (benefit from) income taxes from:
Continuing operations	(2,650)	658	142
Discontinued operations	2,466	—	—

Total	$(184)	$658	$142

For the years ended December 31, 2005 and 2004 and for the period from inception through December 31, 2003, components of the provision for income taxes are as follows (in thousands):

	Year Ended	Year Ended	Period from
	December 31,	December 31,	August 29, 2003 to
	2005	2004	December 31, 2003

Current:
Federal	$(1,595)	$931	$137
State	(301)	128	5

Total current	(1,896)	1,059	142
Deferred:
Federal	(521)	(369)	—
State	(233)	(32)	—

Total deferred	(754)	(401)	—

Provision for (benefit from) income taxes from continuing operations	$(2,650)	$658	$142

For the Predecessor, no provision for income taxes was recognized as each partner was individually responsible for reporting its respective share of partnership taxable income or loss.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005 and 2004, the Company’s deferred tax asset and related valuation allowance consisted of the following (in thousands):

	December 31,
	2005	2004

Allowance for doubtful accounts	$144	$24
Federal and state net operating losses	527	—
Accrued expenses	833	377
Tax depreciation in excess of book depreciation	(909)	—

Gross deferred tax asset	595	401
Valuation allowance	—	—

Net deferred tax asset	$595	$401

At December 31, 2005 and 2004, deferred tax assets are included in other assets.

14.	Minority Interest

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

As of December 31, 2005, 2004, and 2003, these units of limited partnership interest represent a 20.2%, 19.11%, and 18.03% minority interest ownership, respectively.

15.	Related Party Transactions

Under previous agreements with related-party affiliates owned by the Company’s Chairman and the Company’s Chief Executive Officer and Director, the Predecessor paid such affiliates management fees of 3%-4.5% of gross revenues and reimbursed such affiliates for certain accounting and administrative expenses. In addition, the Predecessor paid such affiliates fees equal to 8% of all invoiced third-party expenditures necessary for the replacement of furniture, fixtures, and equipment, and for building repairs.

Upon formation of the Company on August 29, 2003, the Company now pays such related-party affiliates a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues as well as an annual incentive management fee, if certain operational criteria are met, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors. As of December 31, 2005, these related-party affiliates managed 30 of the Company’s 80 hotels while unaffiliated management companies managed the remaining 50 hotel properties.

Under agreements with both related-party affiliates and unaffiliated hotel managers, the Company incurred property management fees, including incentive property management fees, of approximately $15.2 million, $3.8 million, and $651,000 for the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003, respectively. Regarding the $15.2 million incurred for the year ended December 31, 2005,

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

approximately $7.3 million and $8.0 million relates to related-parties and third parties, respectively. Regarding the $3.8 million incurred for the year ended December 31, 2004, approximately $2.8 million and $975,000 relates to related parties and third parties, respectively. Regarding the $651,000 incurred for the period from inception to December 31, 2003, approximately $626,000 and $25,000 relates to related parties and third parties, respectively.

Under these agreements with related-party affiliates, the Company also incurred market service and project management fees related to capital improvement projects of approximately $3.3 million, $1.2 million, and $0 for the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003, respectively.

In addition, these related-party affiliates fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, travel, and accounting, which the Company reimburses monthly. The affiliates allocate such charges to the Company based on various methodologies, including headcount and actual amounts incurred. For the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003, such costs were approximately $3.0 million, $1.6 million, and $1.1 million, respectively.

Management agreements with related-party affiliates include exclusivity clauses that require the Company to engage such affiliates, unless the Company’s independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote elect not to engage such affiliate because special circumstances exist or, based on the affiliate’s prior performance, it is believed that another manager or developer could materially improve the performance of the duties.

On March 16, 2005, the Company acquired 21 hotel properties and an office building from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired properties, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired properties, for approximately $250.0 million. The $250.0 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units. Company management received 100% of their net consideration for the acquisition in the form of limited partnership units, whereas the third parties received 50% of their consideration in limited partnership units and 50% in cash. The 21 acquired hotels were among the 27 hotel properties for which the Company provided asset management and consulting services for a related-party affiliate, and the remaining six hotels for which the Company provided such services have either been sold or are currently being marketed for sale. In connection with the acquisition of the 21 hotel properties and any subsequent sale of the remaining six properties, the asset management and consulting agreements for these properties have been or will be terminated, and the Company will no longer receive any fees under the terminated agreements. The consideration due the Company under any remaining asset management and consulting agreements is contingent upon revenue generated by the hotels underlying the asset management and consulting agreements. However, the Company does not expect the remaining unsold hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement. Pursuant to a guarantee executed in connection with the Company’s IPO, the related-party affiliate will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008. In addition, related to this acquisition, the Company’s Board of Directors formed a Special Committee solely comprised of independent directors to evaluate this transaction. In connection with their services, the Special Committee retained independent advisors to review, evaluate, and negotiate the transaction, which the Special Committee unanimously approved.

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

On October 16, 2003, the Company exercised its option to reassign its rights under its eight asset management and consulting contracts back to a related-party affiliate until January 1, 2004 in order to meet REIT eligible-income

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

thresholds in 2003. As a result, the Company forewent related asset management fee income over this period of approximately $250,000. However, the related guarantee of payment associated with these fees, which is $1.2 million annually for five years, was extended for a like period.

During the period from inception to December 31, 2003, related-party affiliates paid approximately $55,000 in fees associated with the Company’s initial public offering and $500,000 related to an earnest money deposit on an acquisition, both of which were reimbursed by the Company prior to December 31, 2003.

Upon formation of the Company on August 29, 2003, the Company agreed to indemnify certain related-party affiliates, including the Company’s Chief Executive Officer and Director and the Company’s Chairman, who contributed properties in connection with the Company’s initial public offering in exchange for operating partnership units, against the income tax that such affiliates may incur if the Company disposes of one of these properties.

16.	Commitments and Contingencies

Restricted Cash — Under debt agreements existing at December 31, 2005, the Company is obligated to escrow payments for insurance, real estate taxes, and debt service. In addition, for certain properties with underlying debt, the Company is obligated to escrow 4% of gross revenue for capital improvements.

Franchise Fees — Under franchise agreements existing at December 31, 2005, the Company is obligated to pay franchisors royalty fees between 2.5% and 5% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2024. When a franchise term expires, the franchisor has no obligation to issue a new franchise. The termination of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel due to the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The termination of a franchise could also have a material adverse effect on cash available for distribution to shareholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.

For the years ended December 31, 2005 and 2004 and for the period from inception through December 31, 2003, the Company incurred franchise fees of approximately $13.9 million, $6.7 million, and $1.3 million, respectively. For the period from January 1, 2003 to August 28, 2003, the Predecessor incurred franchise fees of approximately $1.6 million. Franchise fees related to continuing operations are included in indirect hotel operating expenses in the accompanying consolidated and combined statements of operations. For the year ended December 31, 2005, approximately $220,000 of the $13.9 million of franchise fees relates to discontinued operations and is included in income from discontinued operations, net, in the accompanying consolidated statement of operations.

Management Fees — Under management agreements existing at December 31, 2005, the Company is obligated to pay a) monthly management fees equal to the greater of $10,000 or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire from 2006 through 2025, with renewal options on agreements with related parties of up to 25 additional years. In addition, if the Company terminates a management agreement related to any of its initial properties prior to its expiration due to sale of the property, it may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to any of its hotels for reasons other than sale of the property, it may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel. In connection with the 21-property acquisition completed March 16, 2005,

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the related party managing these hotels waived the management agreement termination fees associated with the eight hotel properties included in income from discontinued operations on the consolidated statements of operations for the year ended December 31, 2005 for the portion of the year that such hotels were owned.

Leases — The Company has entered into noncancelable operating leases related to certain equipment, land, and facilities, which expire between 2006 and 2084, including several land leases and an air lease related to six hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results. For the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003, the Company recognized total rent expense of approximately $2.0 million, $615,000, and $164,000, respectively, included in indirect hotel operating expenses. In addition, for the year ended December 31, 2005, the Company recognized additional rent expense of approximately $288,000 included in income from discontinued operations. For the period from January 1, 2003 to August 28, 2003, the Predecessor recognized total rent expense of approximately $150,000. The Company also owns equipment acquired under capital leases, included in Investment in Hotel Properties, which expire between 2006 and 2007, and have interest rates ranging between 10.47% and 11.02%.

As of December 31, 2005, future minimum annual commitments for noncancelable lease agreements are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2006	$2,502	$376
2007	2,061	107
2008	1,833	—
2009	1,757	—
2010	1,764	—
Thereafter	78,170	—

Total future minimum lease payments	$88,087	$483

Less amounts representing interest		30

Present value of future minimum lease payments		$453

As of December 31, 2005 and 2004, assets acquired under capital leases consist of the following (in thousands):

	December 31,
	2005	2004

Assets under capital leases	$1,294	$694
Accumulated depreciation	(613)	(379)

Assets under capital leases, net	$681	$315

At December 31, 2005, the Company also had capital commitments of approximately $9.6 million related to general capital improvements.

Insurance Losses — On January 30, 2005, the Company’s Sheraton hotel in Philadelphia, Pennsylvania, experienced a fire that resulted in extensive water damage to several of its floors. The entire hotel was subsequently closed for two weeks, and certain areas remained closed for several weeks thereafter. The Company’s insurance covers both physical damage and business-interruption losses, which were estimated to be approximately $1.1 million and $361,000, respectively. As of December 31, 2005, the Company had recognized expenses of $25,000 related to this incident, which represents the Company’s insurance deductible.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Between July 10, 2005 and September 23, 2005, three hurricanes caused property damage and business interruption related to the Company’s Crowne Plaza Key West hotel in Key West, Florida. Two of these incidents caused portions of the hotel to be temporarily closed. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of these hurricanes. The Company currently estimates its property damage and business-interruption losses at approximately $682,000 and $162,000, respectively. As of December 31, 2005, the Company had recognized expenses of $205,000 related to these incidents, which represents the Company’s insurance deductibles as recoveries of expenses in excess of the deductibles are considered probable.

On October 24, 2005, Hurricane Wilma caused property damage and business interruption related to two of the Company’s hotels in Southern Florida, including temporary closure of portions of one hotel. Although the Company’s insurance covers both physical damage and business-interruption losses, the Company is still assessing the impact of this hurricane. The Company currently estimates its property damage and business-interruption losses at approximately $190,000 and $11,000, respectively. As of December 31, 2005, the Company had recognized expenses of $100,000 related to this incident, which represents the Company’s insurance deductibles as recoveries of expenses in excess of the deductibles are considered probable.

Employment Agreements — The Company has entered into employment agreements with certain executive officers, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the Board of Directors. The agreements have varying terms expiring between December 31, 2007 and December 31, 2008, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.

Employee Incentive Plan — Effective December 2003, the Company created an Employee Savings and Incentive Plan (“ESIP”), a nonqualified compensation plan that covers all employees who work at least 25 hours per week. The ESIP allows employees to contribute up to 100% of their compensation to various investment funds. The Company matches 25% of the first 10% each employee contributes. Employee contributions vest immediately, whereas Company contributions vest 25% annually. As of December 31, 2005 and 2004, the Company’s matching fund had investment assets and related liabilities to participating employees of approximately $136,000 and $51,000, respectively. During the years ended December 31, 2005 and 2004, the Company incurred administrative fees associated with maintaining the ESIP of approximately $7,000 and $7,000, respectively. During the year ended December 31, 2003, the Company incurred nominal administrative fees associated with maintaining the ESIP.

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

Taxes — If the Company disposes of the five properties contributed in connection with its IPO in exchange for units of operating partnership, the Company may be obligated to indemnify the contributors, including the Company’s Chairman and Chief Executive Officer whom have substantial ownership interests, against the tax consequences of the sale. In addition, the Company agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness in the amount of at least $16.0 million, which allows contributors of the Las Vegas hotel property to defer gain recognition in connection with its contribution.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company is prohibited from selling or transferring the Sea Turtle Inn in Atlantic Beach, Florida, for a certain period of time, if as a result, the entity from whom the Company acquired the property would recognize gain for federal tax purposes.

Further, in connection with the Company’s acquisition of certain properties on March 16, 2005 that were contributed in exchange for units of operating partnership, the Company agreed to certain tax indemnities with respect to 11 of these properties. If the Company disposes of these 11 properties or reduces debt on these properties in a transaction that results in a taxable gain to the contributors, the Company may be obligated to indemnify the contributors or their specified assignees against the tax consequences of the transaction.

In general, tax indemnities equal to the amount of federal, state, and local income tax liability the contributor or its specified assignee incurs with respect to the gain allocated to the contributor. The terms of the contribution agreements generally require the Company to gross up tax indemnity payments for the amount of income taxes due as a result of the tax indemnity.

17.	Fair Value of Financial Instruments

As of December 31, 2005, the Company’s $908.6 million debt portfolio consisted of approximately $116.3 million of outstanding variable-rate debt and approximately $792.3 million of outstanding of fixed-rate debt, with interest rates ranging from 5.4% to 5.72%. As of December 31, 2005, the Company’s $108.3 million portfolio of mezzanine and first-mortgage loans receivable consisted of approximately $85.3 million of outstanding variable-rate notes and approximately $23.0 million of outstanding fixed-rate notes, all with fixed interest rates of 14%.

As of December 31, 2004, the Company’s $300.8 million debt portfolio consisted of approximately $279.0 million of outstanding variable-rate debt, of which $105.0 million was converted to fixed-rate debt via an interest rate swap, and approximately $21.8 million of outstanding of fixed-rate debt, with interest rates ranging from 7.08% to 7.25%. As of December 31, 2004, the Company owned approximately $79.7 million of loans receivable, of which approximately $68.7 million had variable rates and $11.0 million had fixed rates.

As of December 31, 2005 and 2004, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, amounts due from or to affiliates or third-party hotel managers, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these financial instruments.

As of December 31, 2005, the carrying values of variable-rate notes receivable, variable-rate indebtedness, and capital leases payable approximates their fair values because the interest rates on these financial instruments are variable or approximate current interest rates charged on similar financial instruments. However, due to the Company’s significant holdings of fixed-rate financial instruments at December 31, 2005, carrying values and related estimated fair values of notes receivable and indebtedness as of December 31, 2005 are as follows (in thousands):

	Carrying Value	Fair Value

Notes receivable	$108,305	$118,145
Indebtedness	$908,623	$915,615

Fair values presented in the above table are based on estimates that consider the terms of the individual instruments. However, there is not an active market for these instruments. Therefore, the estimated fair values do not necessarily represent the amounts at which these instruments could be purchased, sold, or settled.

As of December 31, 2004, the carrying values of notes receivable, indebtedness, and capital leases payable approximates their fair values because the interest rates on these financial instruments are variable or approximate current interest rates charged on similar financial instruments.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On October 28, 2005, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit its exposure to rising interest rates on $45.0 million of its variable-rate debt. The Company designated the $45.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.

As of December 31, 2005 and 2004, derivatives with a fair value of approximately $2,000 and $712,000, respectively, were included in other assets and derivatives with a fair value of $0 and approximately $90,000, respectively, were included in other liabilities.

Considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

18.	Supplemental Cash Flow Information

During the years ended December 31, 2005 and 2004 and for the period from inception through December 31, 2003, interest paid was approximately $32.4 million, $9.6 million, and $568,000, respectively. For the period from January  1, 2003 to August 28, 2003, interest paid by the Predecessor was approximately $4.1 million.

During the years ended December 31, 2005 and 2004 and for the period from inception through December 31, 2003, income taxes paid was approximately $1.9 million, $475,000, and $0, respectively. For the period from January 1, 2003 to August 28, 2003, the Predecessor did not pay income taxes.

During the year ended December 31, 2005, the Company recorded the following non-cash transactions: a) on March 16, 2005, the Company assumed approximately $164.7 million in mortgage debt related to the acquisition of a 21-property hotel portfolio and recognized a debt premium of approximately $5.7 million, b) on March 16, 2005, the Company issued 4,994,150 units of limited partnership interest related to the acquisition of a 21-property hotel portfolio, c) on March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executives and certain employees, d) on March 30, 2005, in connection with the early extinguishment of debt, the Company wrote-off the related portion of the debt premium of approximately $1.4 million, e) on May 12, 2005, the Company issued 10,000 shares of common stock to its directors, f) on June 15, 2005, the Company sold a financial institution 6,454,816 shares of Series B cumulative convertible redeemable preferred stock and recognized a preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 preferred stock conversion price on June  6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred stock, g) on September 26, 2005, the Company issued 39,000 shares of restricted common stock to certain employees, and h) on October 13, 2005 and December 20, 2005, in connection with early extinguishments of debt, the Company wrote-off related debt premiums of approximately $3.0 million and $780,000, respectively.

During the year ended December 31, 2004, the Company recorded the following non-cash transactions: a) on March 15, 2004, the Company issued 70,400 shares of restricted common stock to its executives and certain employees, b) on April  1, 2004, the Company assumed approximately $15.7 million in mortgage debt related to the acquisition of a hotel property, c) on April 1, 2004, the Company issued 106,675 units of limited partnership interest related to the acquisition of a hotel property, d) on May 17, 2004, the Company assumed approximately $6.8 million in mortgage debt related to the acquisition of a hotel property, e) on May 19, 2004, the Company issued 10,000 shares of common stock to its directors, and f) on September 2, 2004, the Company issued 333,333 units of limited partnership interest related to the acquisition of nine hotel properties.

During the period from inception through December 31, 2003, in connection with the Company’s formation on August 29, 2003 and subsequent exercise of the underwriters’ over-allotment, the Company recorded non-cash transactions as follows: a) contribution of initial properties with an historical net book value of approximately $82.6 million, b) an approximate $8.1 million minority interest partial step-up to the historical net carrying values of

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

its hotel properties resulting from the acquisition of unaffiliated minority interest partners, c) an approximate $3.3 million forgiveness of debt, d) an approximate $16.0 million assumption of debt from the Predecessor, and e) the issuance of 714,317 shares of restricted stock to Company executives, employees, affiliates, and directors. In connection with the Company’s acquisition of a portfolio of four hotel properties on November 24, 2003, the Company recorded a non-cash assumption of approximately $6.4 million in mortgage debt.

During the period from January 1, 2003 through August 28, 2003, the Predecessor had no significant non-cash transactions.

19.	Segments Reporting

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

For the year ended December 31, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$318,327	$13,323	$—	$331,650
Operating expenses	230,721	—	—	230,721
Depreciation and amortization	30,286	—	—	30,286
Corporate general and administrative	—	—	14,523	14,523

Operating income (loss)	57,320	13,323	(14,523)	56,120
Interest income	—	—	1,027	1,027
Interest expense	—	—	(34,448)	(34,448)
Amortization of loan costs	—	—	(3,956)	(3,956)
Write-off of loan costs and exit fees	—	—	(5,803)	(5,803)
Loss on debt extinguishment	—	—	(10,000)	(10,000)

Income (loss) before minority interest and benefit from income taxes	57,320	13,323	(67,703)	2,940
Benefit from income taxes	—	—	2,650	2,650
Minority interest	—	—	(1,159)	(1,159)

Net income (loss) from continuing operations	$57,320	$13,323	$(66,212)	$4,431

Income from discontinued operations, net				5,006

Net income				$9,437

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2004, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$109,376	$7,549	$—	$116,925
Operating expenses	79,528	—	—	79,528
Depreciation and amortization	10,768	—	—	10,768
Corporate general and administrative	—	—	11,855	11,855

Operating income (loss)	19,080	7,549	(11,855)	14,774
Interest income	—	—	335	335
Interest expense	—	—	(9,217)	(9,217)
Amortization of loan costs	—	—	(1,884)	(1,884)
Write-off of loan costs	—	—	(1,633)	(1,633)

Income (loss) before minority interest and provision for income taxes	19,080	7,549	(24,254)	2,375
Provision for income taxes	—	—	(658)	(658)
Minority interest	—	—	(298)	(298)

Net income (loss)	$19,080	$7,549	$(25,210)	$1,419

For the period from inception through December 31, 2003, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$18,169	$110	$—	$18,279
Operating expenses	13,951	—	—	13,951
Depreciation and amortization	2,017	—	—	2,017
Corporate general and administrative	—	—	4,003	4,003

Operating income (loss)	2,201	110	(4,003)	(1,692)
Interest income	—	—	266	266
Interest expense	—	—	(374)	(374)
Amortization of loan costs	—	—	(43)	(43)

Income (loss) before minority interest and provision for income taxes	2,201	110	(4,154)	(1,843)
Provision for income taxes	—	—	(142)	(142)
Minority interest	—	—	358	358

Net income (loss)	$2,201	$110	$(3,938)	$(1,627)

For the period from January 1, 2003 through August 28, 2003, the Predecessor only operated within the direct hotel investments segment.

As of December 31, 2005, 2004, and 2003, aside from the Company’s $108.3 million, $79.7 million, and $10.0 million portfolio of notes receivable, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2003, all capital expenditures incurred by the Company relate to the direct hotel

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

investments segment. At December 31, 2005, all of the Company’s owned hotels are domestically located. In addition, at December 31, 2005, all hotels securing the Company’s notes receivable are domestically located with the exception of one hotel securing an $18.2 million loan receivable which is located in Nevis, West Indies. At December 31, 2004 and 2003, all of the Company’s hotel investments, both owned and those securing notes receivable, were domestically located.

20.	Business Combinations

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

On July 7, 2004, the Company acquired a Sheraton hotel property and adjacent office building in Philadelphia, Pennsylvania, from Household OPEB I, Inc. for approximately $16.7 million in cash. The adjacent office building, which was subsequently sold, had one tenant with nominal operations. The Company used proceeds from borrowings to fund this acquisition.

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

On March 16, 2005, the Company acquired 21 hotel properties and an office building from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired properties, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired properties, for approximately $250.0 million plus closing costs of approximately $4.3 million. The $250.0 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units based on $10.07 per share, which represents the average market price of the Company’s common stock for the 20-day period ending five business days before signing a definitive agreement to acquire these properties on December 23, 2004. Company management received their net consideration for the acquisition in the form of limited partnership units, whereas the third parties received 50% of their

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

consideration in limited partnership units and 50% in cash. Regarding the debt assumed, the Company recorded such debt at a premium of approximately $5.7 million as the fixed interest rates on such debt exceeded current interest rates that the Company would otherwise incur on similar financial instruments. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock on December 30, 2004, from its follow-on public offering on January 20, 2005, and from a $15.0 million draw on its $60.0 million credit facility on March 16, 2005 to fund the acquisition of these properties.

In connection with this acquisition, the Company recognized intangible assets of approximately $1.3 million associated with existing tenant leases of the acquired office building, primarily representing market-rate adjustments, occupancy levels, customer relationships, and origination fees. Such costs are amortized over the related remaining lease terms, which expire between 2009 and 2013. For the year ended December 31, 2005, amortization expense related to these intangibles was approximately $186,000, leaving approximately $1.2 million of unamortized intangibles at December 31, 2005. During the next five years, amortization expense related to these intangibles will range from approximately $204,000 in 2006 decreasing to approximately $120,000 in 2010.

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

On October 28, 2005, the Company acquired the Hyatt Dulles hotel property in Herndon, Virginia, from Dulles Airport, LLC for approximately $72.5 million in cash. The Company used proceeds from borrowings to fund this acquisition, including a portion of its $210.8 million mortgage loan executed on October 13, 2005 and its $45.0 million mortgage loan executed on October 28, 2005.

In connection with these acquisitions, the accompanying consolidated financial statements include the results of the acquired hotels since the acquisition dates, all purchase prices were the result of arms-length negotiations, the Company did not assign any value to goodwill or other intangible assets aside from the office building previously discussed, and purchase price allocations related to certain acquisitions completed within the last year are preliminary subject to further internal review and third-party appraisals.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

For acquisitions completed during the year ended December 31, 2005, a condensed balance sheet showing the amounts assigned to each major asset or liability caption related to these acquisitions follows (in thousands):

					Adjustments
	FGS	Hilton	CNL	Hyatt	to 2004	Adjustments
	Portfolio	Santa Fe	Portfolio	Dulles	Acquisitions	Total

Investment in hotel properties	$210,948	$18,636	$330,889	$72,950	$17	$633,440
Restricted cash	11,804	—	1,354	—	—	13,158
Assets held for sale	38,783	—	142,248	—	(11)	181,020
Other assets	9,735	169	19,375	248	123	29,650
Intangible assets	1,255	—	—	—	—	1,255

Total assets acquired	$272,525	$18,805	$493,866	$73,198	$129	$858,523

Indebtedness	$169,814	$—	$—	$—	$—	$169,814
Other liabilities	12,914	73	7,291	996	(172)	21,102

Total liabilities assumed	182,728	73	7,291	996	(172)	190,916
Minority interest	54,073	—	—	—	—	54,073
Cash paid, including closing costs	35,724	18,732	486,575	72,202	301	613,534

Total cash paid, liabilities assumed, and operating partnership units issued	$272,525	$18,805	$493,866	$73,198	$129	$858,523

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

For acquisitions completed during the year ended December 31, 2004, a condensed balance sheet showing the amounts assigned to each major asset or liability caption related to these acquisitions follows (in thousands):

	Marriott	Sea Turtle	SpringHill	Sheraton	Day	Dunn	Hyatt
	Residence Inn	Inn	Suites	Bucks County	Portfolio	Portfolio	Orange County	Total

Investment in hotel properties	$25,442	$23,259	$16,168	$14,676	$25,669	$62,958	$81,595	$249,767
Restricted cash	—	300	—	332	335	—	—	967
Assets held for sale	—	—	—	2,882	—	—	—	2,882
Other assets	199	376	254	433	481	810	298	2,851

Total assets acquired	$25,641	$23,935	$16,422	$18,323	$26,485	$63,768	$81,893	$256,467

Indebtedness	$—	$15,674	$6,820	$—	$—	$—	$—	$22,494
Other liabilities	50	257	48	141	227	1,110	1,339	3,172

Total liabilities assumed	50	15,931	6,868	141	227	1,110	1,339	25,666
Minority interest	—	1,073	—	—	—	3,013	—	4,086
Cash paid, including closing costs	25,591	6,931	9,554	18,182	26,258	59,645	80,554	226,715

Total cash paid, liabilities assumed, and operating partnership units issued	$25,641	$23,935	$16,422	$18,323	$26,485	$63,768	$81,893	$256,467

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma statements of operations for the years ended December 31, 2005 and 2004 are based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the periods presented (in thousands, except share and per share amounts):

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Total revenues	$411,508	$365,869
Operating expenses	336,628	304,563

Operating income	74,880	61,306
Interest income	1,027	335
Interest expense and amortization and write-off of loan costs	(60,551)	(56,381)
Loss on debt extinguishment	(10,000)	—

Income before minority interest and income taxes	5,356	5,260
Benefit from (provision for) income taxes	2,295	(1,409)
Minority interest	(1,546)	(778)

Income from continuing operations	6,105	3,073
Income from discontinued operations	14,063	13,567
Income taxes related to discontinued operations	(4,019)	(2,405)

Net income	16,149	14,235
Preferred dividends	(11,908)	(11,908)

Net income available to common shareholders	$4,241	$2,327

Basic and diluted:
Loss from continuing operations per share available to common shareholders	$(0.13)	$(0.20)

Income from discontinued operations per share	$0.23	$0.25

Net income per share available to common shareholders	$0.10	$0.05

Weighted average shares outstanding	43,145,841	43,145,841

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2005 and 2004 is below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Total revenue
2005	$48,960	$81,312	$97,284	$104,094	$331,650

2004	$19,312	$25,834	$31,336	$40,443	$116,925

Total operating expenses
2005	$40,326	$64,535	$80,751	$89,918	$275,530

2004	$17,865	$21,746	$27,458	$35,082	$102,151

Operating income
2005	$8,634	$16,777	$16,533	$14,176	$56,120

2004	$1,447	$4,087	$3,879	$5,361	$14,774

Net income (loss)
2005	$1,451	$7,064	$5,922	$(5,000)	$9,437

2004	$554	$1,694	$(1,390)	$561	$1,419

Net income (loss) available to common shareholders
2005	$63	$4,438	$3,352	$(7,719)	$134

2004	$554	$1,694	$(1,390)	$(794)	$64

Net income (loss) per share available to common shareholders — basic and diluted
2005	$0.00	$0.11	$0.08	$(0.18)	$0.00

2004	$0.02	$0.07	$(0.06)	$(0.03)	$0.00

In addition, Marriott International, Inc. (“Marriott”) manages 30 of the Company’s properties, which were acquired June 17, 2005. For these 30 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. For these 30 hotels, the fourth quarter of 2005 ended on December 30.

22.	Subsequent Events (unaudited)

Effective January 1, 2006, the Company created a 401(k) Plan, a qualified contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to defer receipt of up to 100% of their compensation, subject to IRS-imposed limitations, and contribute such amounts to various investment funds. The Company will match 50% of amounts contributed up to 6% of a particular employee’s salary. Employee contributions vest immediately while the Company’s matching contributions vest 25% annually.

As of January 1, 2006, the Company’s $6.6 million mezzanine loan receivable, secured by one hotel, matured and all principal and interest of approximately $7.0 million was due at that time. Effective January 1, 2006, the

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Company executed an 120-day forbearance on the collection of all amounts due on this loan, allowing the borrower time to sell or refinance the related property. The Company anticipates full payment under the forbearance agreement.

On January 17, 2006, the Company sold two Howard Johnson hotels located in Commack, New York, and Westbury, New York, respectively, for approximately $11.0 million, or approximately $10.3 million net of closing costs. These hotels were originally acquired by the Company on March 16, 2005, in connection with its acquisition of a 21-property hotel portfolio. Shortly after the acquisition, the Company made a strategic decision to sell eight of the acquired hotels, including these two Howard Johnson properties. No significant gain or loss or adverse tax consequences resulted from the sales of these properties.

On January 25, 2006, in a follow-on public offering, the Company issued 12,107,623 shares of its common stock at $11.15 per share, which generated gross proceeds of approximately $135.0 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $128.6 million. The 12,107,623 shares issued include 1,507,623 shares sold pursuant to an over-allotment option granted to the underwriters. The net proceeds were used for a $60.0 million pay-down on the Company’s $100.0 million credit facility due August 17, 2008, as discussed below, a $45.0 million pay-down on the Company’s $45.0 million mortgage loan due October 10, 2007, as discussed below, and the acquisition of Marriott at Research Triangle Park, as discussed below.

On January 31, 2006, the Company paid-off its $60.0 million balance outstanding on its $100.0 million credit facility, due August 17, 2008.

On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, to $100.

On February 15, 2006, the Company filed a Form S-3 related to the registration of up to $700.0 million of securities for potential future issuance, including common stock, preferred stock, debt, and warrants.

On February 16, 2006, the Company entered into a definitive agreement to acquire the Pan Pacific San Francisco Hotel in San Francisco, California, for approximately $95.0 million in cash. The Company intends to use proceeds from its follow-on public offering on January 25, 2006 to fund this acquisition. The acquisition is expected to close by mid-April 2006.

On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from Host Marriott Corporation for approximately $28.0 million in cash. The Company used proceeds from its follow-on public offering on January 25, 2006 to fund this acquisition.

On February 27, 2006, the Company completed a $10.0 million draw on its $100.0 million credit facility, due August 17, 2008.

SCHEDULE III  —  REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)

Column A		Column B	Column C		Column D
			Initial Cost		Costs Capitalized Since Acquisition
				FF&E, Buildings		FF&E, Buildings
Hotel Property	Location	Encumbrances	Land	and Improvements	Land	and Improvements

Embassy Suites	Austin, TX	$14,296	$1,200	$11,531	$201	$2,663
Embassy Suites	Dallas, TX	8,449	1,871	10,960	244	2,456
Embassy Suites	Herndon, VA	26,000	1,298	11,775	282	3,189
Embassy Suites	Las Vegas, NV	32,176	3,300	20,055	404	3,082
Embassy Suites	Phoenix, AZ	—	1,791	13,207	—	3,380
Embassy Suites	Syracuse, NY	12,877	2,839	10,959	—	2,970
Embassy Suites	Flagstaff, AZ	—	1,267	4,873	—	1,268
Embassy Suites	Houston, TX	13,050	1,800	10,547	—	544
Embassy Suites	West Palm Beach, FL	18,525	5,106	18,703	—	530
Radisson Hotel	Covington, KY	—	2,095	10,020	2	1,316
Radisson Hotel	Holtsville, NY	—	5,745	17,014	13	3,168
Radisson Hotel (downtown)	Indianapolis, IN	27,225	3,100	22,481	—	1,514
Radisson Hotel	Fort Worth, TX	24,050	4,538	15,203	—	4,237
Radisson Hotel (east tower)	Fort Worth, TX	—	562	1,881	—	—
Radisson Hotel	Rockland, MA	—	585	3,240	—	331
Radisson Hotel (airport)	Indianapolis, IN	—	—	1,891	—	659
Radisson Hotel	Milford, MA	—	704	3,990	—	1,833
Doubletree Guest Suites	Columbus, OH	—	—	9,663	—	1,385
Doubletree Guest Suites	Dayton, OH	—	968	4,870	—	1,226
Hilton Garden Inn	Jacksonville, FL	11,098	1,751	9,920	—	217
Hilton Inn	Houston, TX	15,825	2,200	13,742	—	1,118
Hilton Inn	St. Peterburg, FL	19,565	2,991	14,715	—	1,839
Hilton Inn	Santa Fe, NM	—	7,004	11,632	—	205
Homewood Suites	Mobile, AL	—	1,334	7,559	—	376
Hampton Inn	Lawrenceville, GA	—	697	3,951	—	308
Hampton Inn	Evansville, IN	7,155	1,301	5,599	—	2,442
Hampton Inn	Terre Haute, IN	9,466	700	7,745	—	1,018
Hampton Inn	Horse Cave, KY	—	600	1,785	—	555
Hampton Inn — Mall of Georgia	Buford, GA	7,970	1,168	5,502	—	464
SpringHill Suites by Marriott	Jacksonville, FL	8,168	1,348	7,636	—	187
SpringHill Suites by Marriott	Baltimore, MD	11,348	2,502	13,666	—	103
SpringHill Suites by Marriott	Kennesaw, GA	—	1,122	5,279	—	96
SpringHill Suites by Marriott	Buford, GA	8,193	1,132	6,480	—	105

SCHEDULE III  —  REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
(In Thousands)

Column A		Column B	Column C		Column D
			Initial Cost		Costs Capitalized Since Acquisition
				FF&E, Buildings		FF&E, Buildings
Hotel Property	Location	Encumbrances	Land	and Improvements	Land	and Improvements

SpringHill Suites by Marriott	Gaithersburg, MD	15,680	2,200	19,827	—	104
SpringHill Suites by Marriott	Centerville, VA	9,150	1,806	11,780	—	126
SpringHill Suites by Marriott	Charlotte, NC	6,300	1,235	7,090	—	108
SpringHill Suites by Marriott	Durham, NC	5,400	1,090	4,051	—	70
Fairfeild Inn & Suites	Kennesaw, GA	—	840	4,489	—	62
Fairfeild Inn by Marriott	Evansville, IN	—	800	3,415	—	1,020
Fairfeild Inn by Marriott	Princeton, IN	—	401	838	—	450
Courtyard by Marriott	Bloomington, IN	12,323	900	11,034	—	1,206
Courtyard by Marriott	Columbus, IN	6,318	673	5,165	—	339
Courtyard by Marriott	Louisville, KY	15,010	1,352	13,467	—	91
Courtyard by Marriott	Crystal City, VA	34,505	5,411	38,746	—	235
Courtyard by Marriott	Ft. Lauderdale, FL	15,000	2,244	19,216	—	88
Courtyard by Marriott	Overland Park, KS	12,620	1,868	14,114	—	23
Courtyard by Marriott	Palm Desert, CA	11,350	2,722	12,071	—	(6)
Courtyard by Marriott	Foothill Ranch, CA	14,000	2,447	17,123	—	29
Courtyard by Marriott	Alpharetta, GA	10,800	2,244	12,422	—	30
Marriott Residence Inn	Lake Buena Vista, FL	25,065	2,555	22,887	—	313
Marriott Residence Inn	Evansville, IN	6,911	960	6,285	—	145
Marriott Residence Inn	Orlando, FL	36,470	2,756	11,008	—	34
Marriott Residence Inn	Falls Church, VA	23,850	2,752	35,058	—	130
Marriott Residence Inn	San Diego, CA	21,375	3,156	29,589	—	579
Marriott Residence Inn	Fishkill, NY	17,400	2,896	17,262	—	116
Marriott Residence Inn	Sacramento, CA	15,600	2,408	16,870	—	15
Marriott Residence Inn	Salt Lake City, UT	14,700	1,897	16,429	—	118
Marriott Residence Inn	Ft. Worth, TX	11,400	1,954	11,501	—	117
Marriott Residence Inn	Palm Desert, CA	11,750	3,280	10,528	—	563
Marriott Residence Inn	Wilmington, DE	11,620	2,397	8,019	—	2
Marriott Residence Inn	Orlando, FL	14,650	6,554	41,939	—	124
Marriott Residence Inn	Warwick, RI	8,550	1,954	8,443	—	44
Marriott Residence Inn	Ann Arbor, MI	7,720	885	7,879	—	37
Marriott Residence Inn	Tyler, TX	6,750	624	6,042	—	872
TownePlace Suites by Marriott	Mt. Laurel, NJ	5,640	1,055	6,607	—	28
TownePlace Suites by Marriott	Scarborough, ME	4,950	1,064	5,879	—	39

SCHEDULE III  —  REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
(In Thousands)

Column A		Column B	Column C		Column D
			Initial Cost		Costs Capitalized Since Acquisition
				FF&E, Buildings		FF&E, Buildings
Hotel Property	Location	Encumbrances	Land	and Improvements	Land	and Improvements

TownePlace Suites by Marriott	Miami, FL	4,778	1,071	4,471	—	56
TownePlace Suites by Marriott	Ft. Worth, TX	4,625	1,283	4,534	—	10
TownePlace Suites by Marriott	Miami Lakes, FL	5,602	1,309	6,823	—	61
TownePlace Suites by Marriott	Tewksbury, MA	2,325	510	2,169	—	50
TownePlace Suites by Marriott	Newark, CA	4,075	1,163	1,414	—	106
Sea Turtle	Altantic Beach, FL	—	5,815	17,440	—	627
Sheraton Bucks County	Langhorne, PA	—	2,037	12,624	—	5,192
Sheraton Hotel	Minneapolis, MN	19,575	2,953	14,753	—	855
Hyatt Regency	Anaheim, CA	—	16,242	64,967	—	863
Hyatt Regency	Herndon, VA	45,000	6,753	66,196	—	—
Howard Johnson	Commack, NY	—	—	5,500	—	298
Howard Johnson	Westbury, NY	—	—	5,500	—	13
Crowne Plaza	Beverly Hills, CA	32,025	6,510	22,458	—	181
Crowne Plaza	Key West, FL	29,475	—	27,746	—	318
Historic Inn	Annapolis, MD	12,850	3,028	7,962	—	2,182
Best Western(5)	Dallas, TX	—	—	1,267	—	(1,267)
Holiday Inn(5)	Coral Gables, FL	—	—	10,358	—	(10,358)
Inn On The Square(5)	Falmouth, MA	—	—	4,357	—	(4,357)
Gull Wings Suites(5)	South Yarmouth, MA	—	—	3,309	—	(3,309)
Ramada Inn(5)	Hyannis, MA	—	—	4,642	—	(4,642)
Ramada Inn(5)	Warner Robins, GA	—	—	1,407	—	(1,407)

Totals		$848,623	$180,675	$1,065,038	$1,145	$37,510

SCHEDULE III  —  REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
(In Thousands)

		Column E			Column F	Column G	Column H	Column I
		Gross Carrying Amount at Close of Period						Depreciable Life
			FF&E, Buildings		Accumulated	Construction	Acquisition	In Latest
Hotel Property	Location	Land	and Improvements	Total	Depreciation	Date	Date	Income Statement

Embassy Suites	Austin, TX	$1,401	$14,194	$15,595	$4,292	August 1998		(1), (2), (3), (4)
Embassy Suites	Dallas, TX	2,116	13,417	15,532	4,499	December 1998		(1), (2), (3), (4)
Embassy Suites	Herndon, VA	1,580	14,964	16,544	4,359	December 1998		(1), (2), (3), (4)
Embassy Suites	Las Vegas, NV	3,704	23,137	26,841	6,747	May 1999		(1), (2), (3), (4)
Embassy Suites	Phoenix, AZ	1,791	16,586	18,377	1,710		October 2003	(1), (2), (3), (4)
Embassy Suites	Syracuse, NY	2,839	13,929	16,768	1,744		October 2003	(1), (2), (3), (4)
Embassy Suites	Flagstaff, AZ	1,267	6,140	7,408	676		October 2003	(1), (2), (3), (4)
Embassy Suites	Houston, TX	1,800	11,091	12,891	260		March 2005	(1), (2), (3), (4)
Embassy Suites	West Palm Beach, FL	5,106	19,233	24,339	480		March 2005	(1), (2), (3), (4)
Radisson Hotel	Covington, KY	2,097	11,336	13,433	2,975		November 2000	(1), (2), (3), (4)
Radisson Hotel	Holtsville, NY	5,758	20,181	25,939	4,262		January 2001	(1), (2), (3), (4)
Radisson Hotel (downtown)	Indianapolis, IN	3,100	23,995	27,095	698		March 2005	(1), (2), (3), (4)
Radisson Hotel	Fort Worth, TX	4,538	19,440	23,978	746		March 2005	(1), (2), (3), (4)
Radisson Hotel (east tower)	Fort Worth, TX	562	1,881	2,443	—		March 2005	(1), (2), (3), (4)
Radisson Hotel	Rockland, MA	585	3,571	4,156	229		March 2005	(1), (2), (3), (4)
Radisson Hotel (airport)	Indianapolis, IN	—	2,550	2,550	304		March 2005	(1), (2), (3), (4)
Radisson Hotel	Milford, MA	704	5,823	6,528	253		March 2005	(1), (2), (3), (4)
Doubletree Guest Suites	Columbus, OH	—	11,048	11,048	1,187		October 2003	(1), (2), (3), (4)
Doubletree Guest Suites	Dayton, OH	968	6,096	7,064	714		October 2003	(1), (2), (3), (4)
Hilton Garden Inn	Jacksonville, FL	1,751	10,137	11,888	863		November 2003	(1), (2), (3), (4)
Hilton Inn	Houston, TX	2,200	14,860	17,060	490		March 2005	(1), (2), (3), (4)
Hilton Inn	St. Petersburg, FL	2,991	16,554	19,545	562		March 2005	(1), (2), (3), (4)
Hilton Inn	Santa Fe, NM	7,004	11,837	18,840	363		March 2005	(1), (2), (3), (4)
Homewood Suites	Mobile, AL	1,334	7,935	9,269	604		November 2003	(1), (2), (3), (4)
Hampton Inn	Lawrenceville, GA	697	4,259	4,956	326		November 2003	(1), (2), (3), (4)
Hampton Inn	Evansville, IN	1,301	8,041	9,341	498		September 2004	(1), (2), (3), (4)
Hampton Inn	Terre Haute, IN	700	8,763	9,463	412		September 2004	(1), (2), (3), (4)
Hampton Inn	Horse Cave, KY	600	2,341	2,941	185		September 2004	(1), (2), (3), (4)
Hampton Inn — Mall of Georgia	Buford, GA	1,168	5,966	7,134	302		July 2004	(1), (2), (3), (4)
SpringHill Suites by Marriott	Jacksonville, FL	1,348	7,823	9,171	643		November 2003	(1), (2), (3), (4)
SpringHill Suites by Marriott	Baltimore, MD	2,502	13,769	16,270	710		May 2004	(1), (2), (3), (4)
SpringHill Suites by Marriott	Kennesaw, GA	1,122	5,375	6,497	270		July 2004	(1), (2), (3), (4)
SpringHill Suites by Marriott	Buford, GA	1,132	6,585	7,717	343		July 2004	(1), (2), (3), (4)
SpringHill Suites by Marriott	Gaithersburg, MD	2,200	19,931	22,131	295		June 2005	(1), (2), (3), (4)
SpringHill Suites by Marriott	Centerville, VA	1,806	11,906	13,712	186		June 2005	(1), (2), (3), (4)
SpringHill Suites by Marriott	Charlotte, NC	1,235	7,198	8,433	225		June 2005	(1), (2), (3), (4)
SpringHill Suites by Marriott	Durham, NC	1,090	4,121	5,211	82		June 2005	(1), (2), (3), (4)
Fairfeild Inn & Suites	Kennesaw, GA	840	4,551	5,392	197		July 2004	(1), (2), (3), (4)
Fairfeild Inn by Marriott	Evansville, IN	800	4,435	5,236	231		September 2004	(1), (2), (3), (4)
Fairfeild Inn by Marriott	Princeton, IN	401	1,289	1,690	99		September 2004	(1), (2), (3), (4)
Courtyard by Marriott	Bloomington, IN	900	12,240	13,140	547		September 2004	(1), (2), (3), (4)
Courtyard by Marriott	Columbus, IN	673	5,504	6,177	281		September 2004	(1), (2), (3), (4)
Courtyard by Marriott	Louisville, KY	1,352	13,557	14,910	743		September 2004	(1), (2), (3), (4)
Courtyard by Marriott	Crystal City, VA	5,411	38,981	44,392	573		June 2005	(1), (2), (3), (4)
Courtyard by Marriott	Ft. Lauderdale, FL	2,244	19,304	21,548	412		June 2005	(1), (2), (3), (4)
Courtyard by Marriott	Overland Park, KS	1,868	14,138	16,006	223		June 2005	(1), (2), (3), (4)
Courtyard by Marriott	Palm Desert, CA	2,722	12,065	14,787	192		June 2005	(1), (2), (3), (4)
Courtyard by Marriott	Foothill Ranch, CA	2,447	17,152	19,599	345		June 2005	(1), (2), (3), (4)
Courtyard by Marriott	Alpharetta, GA	2,244	12,452	14,696	198		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Lake Buena Vista, FL	2,555	23,200	25,755	1,853		March 2004	(1), (2), (3), (4)

SCHEDULE III  —  REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
(In Thousands)

		Column E			Column F	Column G	Column H	Column I
		Gross Carrying Amount at Close of Period						Depreciable Life
			FF&E, Buildings		Accumulated	Construction	Acquisition	In Latest
Hotel Property	Location	Land	and Improvements	Total	Depreciation	Date	Date	Income Statement

Marriott Residence Inn	Evansville, IN	960	6,430	7,390	305		September 2004	(1), (2), (3), (4)
Marriott Residence Inn	Orlando, FL	2,756	11,042	13,797	—		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Falls Church, VA	2,752	35,189	37,941	491		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	San Diego, CA	3,156	30,168	33,324	434		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Fishkill, NY	2,896	17,379	20,275	—		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Sacramento, CA	2,408	16,885	19,293	—		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Salt Lake City, UT	1,897	16,547	18,444	250		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Ft. Worth, TX	1,954	11,617	13,571	—		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Palm Desert, CA	3,280	11,091	14,371	172		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Wilmington, DE	2,397	8,020	10,418	—		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Orlando, FL	6,554	42,063	48,617	872		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Warwick, RI	1,954	8,487	10,441	—		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Ann Arbor, MI	885	7,915	8,800	—		June 2005	(1), (2), (3), (4)
Marriott Residence Inn	Tyler, TX	624	6,914	7,538	—		June 2005	(1), (2), (3), (4)
TownePlace Suites by Marriott	Mt. Laurel, NJ	1,055	6,635	7,690	—		June 2005	(1), (2), (3), (4)
TownePlace Suites by Marriott	Scarborough, ME	1,064	5,917	6,981	—		June 2005	(1), (2), (3), (4)
TownePlace Suites by Marriott	Miami, FL	1,071	4,527	5,598	—		June 2005	(1), (2), (3), (4)
TownePlace Suites by Marriott	Ft. Worth, TX	1,283	4,544	5,828	—		June 2005	(1), (2), (3), (4)
TownePlace Suites by Marriott	Miami Lakes, FL	1,309	6,885	8,194	—		June 2005	(1), (2), (3), (4)
TownePlace Suites by Marriott	Tewksbury, MA	510	2,218	2,728	—		June 2005	(1), (2), (3), (4)
TownePlace Suites by Marriott	Newark, CA	1,163	1,520	2,684	—		June 2005	(1), (2), (3), (4)
Sea Turtle	Altantic Beach, FL	5,815	18,067	23,882	1,641		April 2004	(1), (2), (3), (4)
Sheraton Bucks County	Langhorne, PA	2,037	17,816	19,853	1,109		July 2004	(1), (2), (3), (4)
Sheraton Hotel	Minneapolis, MN	2,953	15,609	18,562	535		March 2005	(1), (2), (3), (4)
Hyatt Regency	Anaheim, CA	16,242	65,830	82,072	3,821		October 2004	(1), (2), (3), (4)
Hyatt Regency	Herndon, VA	6,753	66,196	72,949	443		October 2005	(1), (2), (3), (4)
Howard Johnson	Commack, NY	—	5,798	5,798	—		March 2005	(1), (2), (3), (4)
Howard Johnson	Westbury, NY	—	5,513	5,513	—		March 2005	(1), (2), (3), (4)
Crowne Plaza	Beverly Hills, CA	6,510	22,639	29,149	697		March 2005	(1), (2), (3), (4)
Crowne Plaza	Key West, FL	—	28,064	28,064	667		March 2005	(1), (2), (3), (4)
Historic Inn	Annapolis, MD	3,028	10,144	13,172	278		March 2005	(1), (2), (3), (4)
Best Western(5)	Dallas, TX	—	—	—	—		March 2005	(1), (2), (3), (4)
Holiday Inn(5)	Coral Gables, FL	—	—	—	—		March 2005	(1), (2), (3), (4)
Inn On The Square(5)	Falmouth, MA	—	—	—	—		March 2005	(1), (2), (3), (4)
Gull Wings Suites(5)	South Yarmouth, MA	—	—	—	—		March 2005	(1), (2), (3), (4)
Ramada Inn(5)	Hyannis, MA	—	—	—	—		March 2005	(1), (2), (3), (4)
Ramada Inn(5)	Warner Robins, GA	—	—	—	—		March 2005	(1), (2), (3), (4)

Totals		$181,820	$1,102,548	$1,284,368	$61,105

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 15 years.

(3)	Estimated useful life for furniture and fixtures is 5 years.

(4)	Estimated useful life for computer hardware and software is 3 years.

(5)	Hotel acquired and sold during the year ended December 31, 2005.

SCHEDULE III  —  REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
(In Thousands)

	Year Ended December 31,
	2005	2004	2003
	(The Company)	(The Company)	(Company &
			Predecessor)

Investment in Real Estate:
Beginning Balance	$457,801	$194,421	$101,137
Additions(a)	859,187	263,380	93,284
Disposals	(32,620)	—	—

Ending Balance	$1,284,368	$457,801	$194,421

Accumulated Depreciation:
Beginning Balance	$31,342	$20,741	$15,890
Depreciation expense	29,771	10,601	4,851
Disposals	(8)	—	—

Ending Balance	$61,105	$31,342	$20,741

Investment in Real Estate, net:	$1,223,263	$426,459	$173,680

(a)	In 2003, additions include a minority interest partial step-up of approximately $8.1 million to the historical net carrying values of four hotel properties as a result of the Company acquiring minority interest from unaffiliated parties.

SCHEDULE IV — MORTGAGE LOANS AND INTEREST EARNED ON REAL ESTATE
December 31, 2005
(In Thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G
				Delinquent	Being	Accrued	Interest Income
			Balance at	Principal at	Foreclosed at	Interest at	During Year Ended
			December 31,	December 31,	December 31,	December 31,	December 31,
Description		Prior Liens	2005	2005	2005	2005	2005

Adam’s Mark Hotel	Denver, CO	$—	$15,000	$—	$—	$128	$1,847
Embassy Suites	Boston, MA	—	15,000	—	—	188	2,096
Northland Inn & Conference Center	Brooklyn Park, MN	—	7,022	—	—	86	1,292
Westin Hotel	Westminster, CO	—	11,000	—	—	133	1,576
Hotel Teatro	Denver, CO	—	5,000	—	—	46	712
Viceroy Santa Monica Hotel	Santa Monica, CA	—	8,000	—	—	51	922
Hyatt Regency	Philadelphia, PA	—	8,000	—	—	170	919
Embassy Suites	Garden Grove, CA	—	8,500	—	—	76	723
Marriott Hotel	Franklin, TN	—	4,000	—	—	33	308
Sheraton Hotel	San Antonio, TX	—	5,583	—	—	67	374
Doubletree Guest Suites	Albuquerque, NM	—	3,000	—	—	40	122
Four Seasons Resort	Nevis, West Indies	—	18,200	—	—	108	358

Total		$—	$108,305	$—	$—	$1,126	$11,249

			Related to paid off mortgage receivables				2,074

						Total	$13,323

Balance at January 1, 2005	$79,661
New mortgage loans	55,494
Principal payments	(26,850)
Other (describe)	—

Balance at December 31, 2005	$108,305