Form 10-Q
period 2006-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2006-05-10
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to _________________.
Commission file number: 001-31775
ASHFORD HOSPITALITY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	86-1062192

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway, Suite 1100	75254

Dallas, Texas

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (972) 490-9600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2006:

Common Stock, $0.01 par value per share	56,668,166

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I: FINANCIAL INFORMATION (Unaudited)
ITEM I: FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Investment in hotel properties, net	$1,098,621	$1,066,962
Cash and cash equivalents	88,323	57,995
Restricted cash	9,483	27,842
Accounts receivable, net of allowance of $461 and $366, respectively	24,853	21,355
Inventories	1,274	1,186
Assets held for sale	42,181	157,579
Notes receivable	108,106	107,985
Deferred costs, net	12,706	13,975
Prepaid expenses	7,620	9,662
Other assets	9,728	4,014
Intangible assets, net	1,160	1,181
Due from third-party hotel managers	16,230	12,274
Due from affiliates	1,665	476

Total assets	$1,421,950	$1,482,486

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$719,807	$908,623
Capital leases payable	357	453
Accounts payable	12,931	9,984
Accrued expenses	24,239	21,054
Dividends payable	16,253	13,703
Deferred income	324	338
Due to third-party hotel managers	1,711	1,385
Due to affiliates	3,565	5,654

Total liabilities	779,187	961,194

Commitments and contingencies (see Note 14)
Minority interest	86,662	87,969
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 issued and outstanding at March 31, 2006 and December 31, 2005	75,000	75,000

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at March 31, 2006 and December 31, 2005	23	23

Common stock, $0.01 par value, 200,000,000 shares authorized, 56,663,044 and 43,831,394 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	566	438
Additional paid-in capital	528,730	403,919
Unearned compensation	—	(4,792)
Accumulated other comprehensive income	1,009	1,372
Accumulated deficit	(49,227)	(42,637)

Total owners’ equity	481,101	358,323

Total liabilities and owners’ equity	$1,421,950	$1,482,486

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
REVENUE
Rooms	$84,458	$36,612
Food and beverage	16,074	7,573
Other	4,117	1,889

Total hotel revenue	104,649	46,074

Interest income from notes receivable	3,946	2,548
Asset management fees from affiliates	318	338

Total Revenue	108,913	48,960

EXPENSES
Hotel operating expenses
Rooms	18,290	8,138
Food and beverage	12,499	5,666
Other direct	1,718	850
Indirect	32,551	14,051
Management fees — third-party hotel managers	2,365	613
Management fees — affiliates (see Note 13)	1,769	844

Total hotel expenses	69,192	30,162

Property taxes, insurance, and other	5,603	2,573
Depreciation and amortization	10,935	4,291
Corporate general and administrative:
Stock-based compensation	940	620
Other corporate and administrative	3,870	2,680

Total Operating Expenses	90,540	40,326

OPERATING INCOME	18,373	8,634
Interest income	494	277
Interest expense	(11,432)	(4,024)
Amortization of loan costs	(514)	(948)
Write-off of loan costs and exit fees	(687)	(151)
Loss on debt extinguishment	—	(2,257)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	6,234	1,531
(Provision for) benefit from income taxes	(78)	242
Minority interest	(1,079)	(304)

INCOME FROM CONTINUING OPERATIONS	5,077	1,469

Income (loss) from discontinued operations, net	2,385	(18)

NET INCOME	7,462	1,451
Preferred dividends	2,719	1,388

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,743	$63

Basic and Diluted:
Income From Continuing Operations Per Share Available To Common Shareholders	$0.05	$0.00

Income (Loss) From Discontinued Operations Per Share	$0.05	$—

Net Income Per Share Available To Common Shareholders	$0.09	$0.00

Weighted Average Common Shares Outstanding	51,924,540	33,449,674

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
NET INCOME	$7,462	$1,451
Reclassification to Reduce Interest Expense	(362)	—
Net Unrealized Gains (Losses) on Derivative Instruments	(1)	986

Comprehensive Income	$7,099	$2,437

See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.
Consolidated Statement of Owners’ Equity
For the Three Months Ended March 31, 2006
(In Thousands, Except Per Share Amounts)
(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income	Deficit	Total

Balance at December 31, 2005	2,300	$23	43,831	$438	$403,919	$(4,792)	$1,372	$(42,637)	$358,323
Reclassification of Unearned Compensation	—	—	—	—	(4,792)	4,792	—	—	—
Amortization of Unearned Compensation	—	—	—	—	940	—	—	—	940
Issuance of Common Shares in Follow-On Public Offering on January 25, 2006	—	—	12,108	121	128,014	—	—	—	128,135
Issuance of Restricted Common Shares to Employees	—	—	643	6	(6)	—	—	—	—
Issuance of Common Shares in Exchange for Units	—	—	81	1	655	—	—	—	656
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(11,333)	(11,333)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(1,490)	(1,490)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	(1,229)	(1,229)
Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	(1)	—	(1)
Reclassification to Reduce Interest Expense	—	—	—	—	—	—	(362)	—	(362)
Net Income	—	—	—	—	—	—	—	7,462	7,462

Balance at March 31, 2006	2,300	23	56,663	566	528,730	$—	1,009	(49,227)	$481,101

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net income	$7,462	$1,451
Adjustments to reconcile net income to net cash flow provided by operations:
Depreciation and amortization	10,935	4,291
Amortization of loan costs	514	948
Write-off of loan costs and exit fees	687	151
Loss on debt extinguishment	—	2,257
Amortization to reduce interest expense from comprehensive income	(362)	—
Stock-based compensation	940	620
Minority interest	1,585	299
Changes in assets and liabilities:
Accounts receivable and inventories	(3,221)	(5,724)
Other miscellaneous assets	(8,681)	5,462
Restricted cash	18,359	804
Other miscellaneous liabilities	3,888	1,481

Net cash flow provided by operating activities	32,106	12,040
Cash flows from investing activities:
Acquisitions or originations of notes receivable	—	(8,051)
Proceeds from payments of notes receivable	—	6,218
Acquisitions of hotel properties	(28,524)	(54,787)
Proceeds from sales of discontinued operations	17,445	2,872
Improvements and additions to hotel properties	(9,689)	(4,525)

Net cash flow used in investing activities	(20,768)	(58,273)
Cash flows from financing activities:
Payments of dividends	(13,703)	(6,142)
Borrowings on indebtedness and capital leases	10,000	35,000
Payments on indebtedness and capital leases	(105,222)	(78,216)
Payments of deferred financing costs	(187)	(1,958)
Payments to extinguish indebtedness	—	(2,257)
Proceeds received from follow-on public offerings	128,135	94,375
Payments to convert partnership units into common stock	(33)	—
Payments related to Series B preferred stock sale	—	(243)

Net cash flow provided by financing activities	18,990	40,559

Net change in cash and cash equivalents	30,328	(5,674)
Cash and cash equivalents, beginning balance	57,995	47,109

Cash and cash equivalents, ending balance	$88,323	$41,435

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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
The Company has elected to be treated as a REIT for federal income tax purposes. As a result of limitations imposed on REITs in operating hotel properties, the Company’s operating partnership leases its hotels to Ashford TRS Corporation or its wholly-owned subsidiaries (collectively, “Ashford TRS”). Ashford TRS, which is a wholly-owned subsidiary of the operating partnership, is treated as a taxable REIT subsidiary for federal income tax purposes. Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P. (“Remington Lodging”), one of the Company’s primary property managers, is beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of March 31, 2006, Remington Lodging managed 29 of the Company’s 71 hotel properties while unaffiliated management companies managed the remaining 42 hotel properties.
As of March 31, 2006, 56,663,044 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, and 11,010,605 units of limited partnership interest held by entities other than the Company were outstanding. During the three months ended March 31, 2006, the Company completed the following transactions:
•	On January 25, 2006, the Company issued 12,107,623 shares of common stock in a follow-on public offering.

•	On March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executive officers and certain employees of the Company and its affiliates.

•	During the three months ended March 31, 2006, the Company issued 81,470 shares of common stock in exchange for 81,470 units of limited partnership interest.
As of March 31, 2006, the Company owned 71 hotel properties in 22 states with 11,928 rooms, an office building with nominal operations, and approximately $108.4 million of mezzanine or first-mortgage loans receivable.
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
In addition, the following items affect the Company’s reporting comparability related to its consolidated financial statements:
•	The operations of the Company’s hotels have historically been seasonal. This seasonality pattern causes fluctuations in the Company’s operating results. Consequently, operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

•	Marriott International, Inc. (“Marriott”) manages 22 of the Company’s properties, which were acquired June 17, 2005. For these 22 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 22 Marriott-managed hotels, the first quarter of 2006 ended on March 24.

•	Certain previously reported amounts have been reclassified to conform to the current presentation.
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2005, included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2006. The accounting policies used in preparing these consolidated financial statements are consistent with those described in such Form 10-K.
3. Significant Accounting Policies Summary
Principles of Consolidation — The Company’s consolidated financial statements include the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions among the consolidated entities have been eliminated in these consolidated financial statements.
Revenue Recognition — Hotel revenues include room, food, beverage, and ancillary revenues such as long-distance telephone service,

laundry, and space rentals. Interest income from notes receivable represents interest earned on the Company’s mezzanine and first-mortgage loans receivable portfolio. Asset management fees relate to asset management services performed on behalf of a related party, including risk management and insurance procurement, assistance with taxes, negotiating franchise agreements and equipment leases, monitoring compliance with loan covenants, preparation of capital and operating budgets, and property litigation management. Revenues are recognized as the related services are delivered.
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
Restricted Cash — Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
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
The Company’s objective in using derivatives is to increase stability related to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide the Company with interest rate protection above the strike rate on the cap and result in the Company receiving interest payments when rates are above the cap strike.
Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes for Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the three months ended March 31, 2006 and 2005, the benefit from (provision for) income taxes relates to the net (loss) income associated with Ashford TRS.
Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.
Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company periodically issues shares of restricted and non-restricted common stock. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of additional performance-based stock awards, including nonqualified stock options. As of March 31, 2006, no performance-based stock awards aside from the aforementioned stock grants have been issued.
Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2006 and 2005 (in thousands, except share and per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Income from continuing operations less preferred dividends — basic	$2,358	$81

Weighted average common shares outstanding — basic	51,924,540	33,449,674
Incremental diluted shares related to option to purchase common shares	—	159,593
Incremental diluted shares related to unvested restricted shares	487,508	332,417

Weighted average common shares outstanding — diluted	52,412,048	33,941,684

Income per share from continuing operations — basic	$0.05	$0.00

Income per share from continuing operations — diluted	$0.05	$0.00

For the three months ended March 31, 2006, dividends related to convertible preferred shares of approximately $1.5 million and minority interest of approximately $1.6 million as well as weighted average convertible preferred shares outstanding of approximately 7.4 million and weighted average units of limited partnership interest of approximately 11.1 million are excluded from the diluted earnings per share calculation as such shares and units are anti-dilutive.
For the three months ended March 31, 2005, dividends related to convertible preferred shares of approximately $159,000 and minority interest of approximately $299,000 as well as weighted average convertible preferred shares outstanding of approximately 993,000 and weighted average units of limited partnership interest of approximately 6.9 million are excluded from the diluted earnings per share calculation as such shares and units are anti-dilutive.
Recent Accounting Pronouncements — In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective January 1, 2006. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the cost of share-based awards to employees to be measured based on an award’s fair value at the grant date, with such cost to be amortized over the appropriate service period. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, SFAS No. 123R requires future forfeitures of stock awards to be estimated and accounted for currently rather than as such forfeitures occur. The Company’s adoption of SFAS No. 123R in the first quarter of 2006 using the modified prospective application had no impact on the Company’s results of operations. As required by SFAS No. 123R, the Company reclassified unearned compensation on its balance sheet to additional paid-in capital. Forfeitures of stock grants have been and are expected to continue to be insignificant.
4. Investment in Hotel Properties
Investment in Hotel Properties consists of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Land	$159,714	$156,037
Buildings and improvements	911,179	878,797
Furniture, fixtures, and equipment	92,631	86,735
Construction in progress	7,166	6,658

Total cost	1,170,690	1,128,227
Accumulated depreciation	(72,069)	(61,265)

Investment in hotel properties, net	$1,098,621	$1,066,962

On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from Host Marriott Corporation for approximately $28.0 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $28.2 million.
On March 26, 2006, the Company completed its $10.5 million renovation and re-branding of the Hilton Ft. Worth hotel property in Ft. Worth, Texas, which was formerly a Radisson hotel property.
5. Assets Held for Sale and Discontinued Operations
On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, six of which were sold prior to December 31, 2005. On January 17, 2006, the Company sold the remaining two properties for approximately $10.7 million, net of closing costs. Operating results related to these eight hotel properties during the periods such hotels were owned are included in income (loss) for discontinued operations for both the three month periods ended March 31, 2006 and 2005. In addition, in late 2005, the Company made a strategic commitment to sell a portion of one of the other hotel properties acquired in this acquisition, which resulted in approximately $2.5 million of carrying value classified as assets held for sale at March 31, 2006. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.
On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell 15 of these properties. On March 24, 2006, the Company sold eight of these properties for approximately $100.4 million, net of closing costs. Operating results related to these 15 hotel properties during the periods such hotels were owned are included in income for discontinued operations for the three months ended March 31, 2006. The Company allocated approximately $39.7 million of the total purchase price to the remaining seven hotel properties representing their estimated carrying values, which is classified as assets held for sale on the consolidated balance sheet at March 31, 2006. However, such carrying values are preliminary and subject to further internal review and finalization of related sales contracts. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.

For the three months ended March 31, 2006 and 2005, financial information related to the Company’s 17 and eight hotel properties included in discontinued operations, respectively, was as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Total revenues	$10,920	$470

Operating expenses	7,954	487
Amortization	—	6

Operating income	2,966	(23)

Income taxes	(75)	—
Minority interest	(506)	5

Net income (loss)	$2,385	$(18)

6. Notes Receivable
Notes receivable consists of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
$15.0 million mezzanine loan secured by one hotel property, matures January 2007, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	$15,000	$15,000
$15.0 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	15,000	15,000
$6.6 million mezzanine loan secured by one hotel property, matures May 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor (LIBOR plus 10% with 2% LIBOR floor pay rate with deferred interest through maturity), with interest-only payments through maturity	7,075	7,022
$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	11,000	11,000
$5.0 million mezzanine loan secured by one hotel property, matures October 2006, at an interest rate of LIBOR plus 11.35%, with interest-only payments through maturity	5,000	5,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	8,000	8,000
$8.0 million mezzanine loan secured by one hotel property, matures May 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	8,000	8,000
$8.5 million mezzanine loan secured by one hotel property, matures June 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	8,500	8,500
$4.0 million mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	4,000
$5.6 million mezzanine loan secured by one hotel property, matures July 2008, at an interest rate of LIBOR plus 9.5%, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule	5,583	5,583
$3.0 million mezzanine loan secured by one hotel property, matures September 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	3,000
$18.2 million first-mortgage loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200

Gross notes receivable	$108,358	$108,305
Deferred income, net	(252)	(320)

Net notes receivable	$108,106	$107,985

As of January 1, 2006, the Company’s $6.6 million mezzanine loan receivable, secured by one hotel, matured and all principal and interest of approximately $7.0 million was due at that time. Effective January 1, 2006, the Company executed an 120-day forbearance on the collection of all amounts due on this loan, allowing the borrower time to sell or refinance the related property. The Company anticipates full payment under the forbearance agreement. See Subsequent Events.
In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity. As of March 31, 2006, all notes receivable balances were current, except as discussed above, and no reserve for loan losses had been recorded.
7. Intangibles
As of March 31, 2006, the Company’s gross and net intangible assets of approximately $1.4 million and $1.2 million, respectively, relate to existing tenant leases of an office building, primarily representing market-rate adjustments, occupancy levels, customer relationships, and origination fees. Such costs are amortized over the related remaining lease terms, which expire between 2011 and 2013. For the three months ended March 31, 2006, amortization expense related to these intangibles was approximately $55,000. During the next five fiscal years, amortization expense related to these intangibles will range from approximately $210,000 in 2006 decreasing to approximately $123,000 in 2010. During the three months ended March 31, 2005, the Company had no intangible assets.

8. Indebtedness
Indebtedness consists of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
$487.1 million mortgage note payable secured by 32 hotel properties, of which $192.5 million matures July 1, 2015 and $294.6 million matures February 1, 2016, at a weighted average fixed interest rate locked at 5.41%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning July 10, 2010	$487,110	$580,800
$211.5 million term loan secured by 16 hotel properties divided equally into two pools. The first pool for $110.9 million matures December 11, 2014, at a fixed interest rate of 5.75%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2009. The second pool for $100.6 million matures December 11, 2015, at a fixed interest rate of 5.7%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2010	211,475	211,475
$100.0 million secured credit facility secured by six hotel properties, matures August 17, 2008, at an interest rate of LIBOR plus a range of 1.6% to 1.95% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.2% to 0.35% on the unused portion of the line payable quarterly, with two one-year extension options	10,000	60,000
$100.0 million secured credit facility secured by eight mezzanine notes receivable totaling approximately $65.1 million, matures December 23, 2008, at an interest rate of LIBOR plus a range of 1.5% to 2.75% depending on the loan to value ratio and collateral pledged, with interest-only payments due monthly, with a commitment fee of 0.0375% of the average undrawn balance payable quarterly	—	—
Mortgage note payable secured by one hotel property, matures October 10, 2007, at an interest rate of LIBOR plus 2%, with interest-only payments due monthly, with three one-year extension options	—	45,000
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.4%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $53,000 by maturity	11,222	11,348

Total	$719,807	$908,623

At March 31, 2006 and December 31, 2005, LIBOR was 4.83% and 4.39%, respectively.
On January 31, 2006, the Company paid-off its $60.0 million balance outstanding on its $100.0 million credit facility, due August 17, 2008. On February 27, 2006, the Company completed a $10.0 million draw on this credit facility.
On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, to $100.
On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, which had an interest rate of 5.32% and matured July 1, 2015. This reduced the Company’s $580.8 million mortgage note payable outstanding at December 31, 2005, secured by 40 hotels, with an average interest rate of 5.4%, to $487.1 million outstanding at March 31, 2006, secured by 32 hotels, with an average interest rate of 5.41%. In connection with the buyer’s assumption of this debt, the Company wrote-off unamortized loan costs of approximately

$687,000.
9. Derivative Instruments and Hedging Activities
On October 28, 2005, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit its exposure to rising interest rates on $45.0 million of its variable-rate debt. The Company designated the $45.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.
As of March 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes, and currently does not have any derivatives that are not designated as hedges.
As of March 31, 2006, derivatives with a fair value of approximately $1,600 were included in other assets, and derivatives with a fair value of $0 were included in other liabilities. For the three months ended March 31, 2006 and 2005, the change in accumulated other comprehensive income of approximately ($363,000) and $986,000, respectively, for derivatives designated as cash flow hedges is separately disclosed in the consolidated statements of comprehensive income. For both the three months ended March 31, 2006 and 2005, no hedge ineffectiveness was recognized.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the three months ended March 31, 2006 and 2005, the change in accumulated other comprehensive income reflects a reclassification of approximately $362,000 and $77,000, respectively, from accumulated other comprehensive income to reduce interest expense. During the next twelve months, the Company estimates that approximately $1.0 million will be reclassified from accumulated other comprehensive income existing at March 31, 2006 to reduce interest expense.
10. Employee Stock Grants
On March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executive officers and certain employees of the Company and its affiliates. All shares issued under the Company’s Stock Plan are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of each issuance. For the three months ended March 31, 2006 and 2005, the Company recognized compensation expense of approximately $940,000 and $620,000, respectively, related to these shares. As of March 31, 2006, the value of the Company’s unvested shares of restricted stock was approximately $11.9 million, with an average remaining vesting period of approximately 1.5 years.
The following table summarizes information regarding the Company’s Stock Plan:

		Weighted Average
	Share Count	Grant Price

Unvested shares at December 31, 2005	685,552	$9.77
Shares granted on March 28, 2006	642,557	12.47
Shares vested during the quarter	(146,564)	10.10

Unvested shares at March 31, 2006	1,181,545	$11.20

11. Capital Stock
Preferred Stock — In accordance with the Company’s charter, the Company is authorized to issue 50 million shares of preferred stock, which currently includes both Series A cumulative preferred stock and Series B cumulative convertible redeemable preferred stock.
Common Stock — On January 25, 2006, in a follow-on public offering, the Company issued 12,107,623 shares of its common stock at $11.15 per share, which generated gross proceeds of approximately $135.0 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $128.1 million. The 12,107,623 shares issued include 1,507,623 shares sold pursuant to an over-allotment option granted to the underwriters. The net proceeds were used for a $60.0 million pay-down on the Company’s $100.0 million credit facility, due August 17, 2008, on January 31, 2006, a $45.0 million pay-down on the Company’s $45.0 million mortgage loan, due October 10, 2007, on February 9, 2006, and the acquisition of the Marriott at Research Triangle Park hotel property on February 24, 2006 for $28.0 million.
On February 15, 2006, the Company filed a Form S-3 related to the registration of up to $700.0 million of securities for potential future issuance, including common stock, preferred stock, debt, and warrants.
Common Stock Dividends — On March 15, 2006, the Company declared a cash dividend of approximately $13.5 million, or $0.20 per diluted share, for common stockholders and units of limited partnership of record on March 31, 2006, which was paid April 17, 2006. Of the total cash dividends declared during the three months ended March 31, 2006, common stockholders and unit holders received approximately $11.3 million and $2.2 million, respectively.
Series A Preferred Stock Dividends — On March 15, 2006, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on March 31, 2006, which was paid April 17, 2006.

Series B Preferred Stock Dividends — On March 15, 2006, the Company declared a cash dividend of approximately $1.5 million, or $0.20 per diluted share, for Series B preferred stockholders of record on March 31, 2006, which was paid April 17, 2006.
12. Minority Interest
Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on August 29, 2003, and subsequent exercise of the underwriters’ over-allotment option on September 26, 2003, the Company issued 5,657,917 units of limited partnership interest to affiliates. During the years ended December 31, 2004 and 2005, the Company issued 440,008 and 4,994,150 units of limited partnership interest, respectively, in connection with acquisitions of hotel properties. During the three months ended March 31, 2006, the Company issued 81,470 shares of common stock in exchange for 81,470 units of limited partnership interest.
As of March 31, 2006 and December 31, 2005, these units of limited partnership interest represent a 16.27% and 20.2% minority interest ownership, respectively. Beginning one year after issuance, each unit of limited partnership interest may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion.
13. Related Party Transactions
Under management agreements with related parties owned by the Company’s Chairman and its Chief Executive Officer, the Company pays such related parties a) monthly property management fees equal to the greater of $10,000 or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors. As of March 31, 2006, these related parties managed 29 of the Company’s 71 hotels while unaffiliated management companies managed the remaining 42 hotel properties.
Under agreements with both related parties and unaffiliated hotel managers, the Company incurred property management fees, including incentive property management fees, of approximately $5.8 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively. Regarding the $5.8 million incurred for the three months ended March 31, 2006, approximately $2.0 million and $3.8 million relates to related parties and third parties, respectively. Regarding the $1.5 million incurred for the three months ended March 31, 2005, approximately $884,000 and $613,000 relates to related parties and third parties, respectively.
Under these agreements with related parties, the Company also incurred market service and project management fees related to capital improvement projects of approximately $1.7 million and $171,000 for the three months ended March 31, 2006 and 2005, respectively.
In addition, these related parties fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, travel, and accounting. The related parties allocate such charges to the Company based on various methodologies, including headcount and actual amounts incurred. For the three months ended March 31, 2006 and 2005, such costs were approximately $1.0 million and $556,000, respectively.
Management agreements with related parties include exclusivity clauses that require the Company to engage such related parties, unless the Company’s independent directors either (i) unanimously vote to hire a different manager or developer or (ii) by a majority vote elect not to engage such related party because special circumstances exist or, based on the related party’s prior performance, it is believed that another manager or developer could materially improve the performance of the duties.
14. Commitments and Contingencies
Restricted Cash — Under certain management and debt agreements existing at March 31, 2006, the Company escrows payments required for insurance, real estate taxes, and debt service. In addition, for certain properties with underlying debt, the Company escrows 4% to 5% of gross revenue for capital improvements.
Franchise Fees — Under franchise agreements existing at March 31, 2006, the Company pays franchisors royalty fees between 2.5% and 6% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2024. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.
Management Fees — Under management agreements existing at March 31, 2006, the Company pays a) monthly property management fees equal to the greater of $10,000 or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as an annual incentive management fee, if applicable, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire from 2006 through 2025, with renewal options on agreements with related parties of up to 25 additional years. In addition, if the Company terminates a management agreement related to any of its initial properties prior to its expiration due to sale of the property, it may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to any of its hotels for reasons other than sale of the property, it may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel.
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
15. Supplemental Cash Flow Information
During the three months ended March 31, 2006 and 2005, interest paid was approximately $11.2 million and $2.7 million, respectively.
During the three months ended March 31, 2006 and 2005, income taxes paid were approximately $43,000 and $680,000, respectively.
During the three months ended March 31, 2006, the Company recorded the following non-cash transactions: a) on March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of the Company’s mortgage debt, b) on March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executives and certain employees of the Company and its affiliates, and c) during the three months ended March 31, 2006, the Company issued 81,470 shares of common stock in exchange for 81,470 units of limited partnership interest.
During the three months ended March 31, 2005, the Company recorded the following non-cash transactions: a) on March 16, 2005, the Company assumed approximately $164.7 million in mortgage debt related to the acquisition of a 21-property hotel portfolio and recognized a debt premium of approximately $5.7 million, b) on March 16, 2005, the Company issued 4,994,150 units of limited partnership interest related to the acquisition of a 21-property hotel portfolio, c) on March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executives and certain employees, and d) on March 30, 2005, in connection with the early extinguishment of debt, the Company wrote-off of the related portion of the debt premium of approximately $1.4 million.
16. Segments Reporting
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
For the three months ended March 31, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$104,967	$3,946	$—	$108,913

Operating expenses	74,795	—	—	74,795
Depreciation and amortization	10,935	—	—	10,935
Corporate general and administrative	—	—	4,810	4,810

Operating income (loss)	19,237	3,946	(4,810)	18,373

Interest income	—	—	494	494
Interest expense	—	—	(11,432)	(11,432)
Amortization of loan costs	—	—	(514)	(514)
Write-off of loan costs and exit fees	—	—	(687)	(687)

Income (loss) before minority interest and benefit from income taxes	19,237	3,946	(16,949)	6,234

Provision for income taxes	—	—	(78)	(78)
Minority interest	—	—	(1,079)	(1,079)

Net income (loss) from continuing operations	$19,237	$3,946	$(18,106)	$5,077

Income from discontinued operations, net				2,385

Net income				$7,462

For the three months ended March 31, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$46,412	$2,548	$—	$48,960

Operating expenses	32,735	—	—	32,735
Depreciation and amortization	4,291	—	—	4,291
Corporate general and administrative	—	—	3,300	3,300

Operating income (loss)	9,386	2,548	(3,300)	8,634

Interest income	—	—	277	277
Interest expense	—	—	(4,024)	(4,024)
Amortization of loan costs	—	—	(948)	(948)
Write-off of loan costs	—	—	(151)	(151)
Loss on debt extinguishment	—	—	(2,257)	(2,257)

Income (loss) before minority interest and provision for income taxes	9,386	2,548	(10,403)	1,531

Provision for income taxes	—	—	242	242
Minority interest	—	—	(304)	(304)

Net income (loss) from continuing operations	$9,386	$2,548	$(10,465)	$1,469

Loss from discontinued operations, net				(18)

Net income				$1,451

As of March 31, 2006 and December 31, 2005, aside from the Company’s $108.4 million and $108.3 million portfolio of notes receivable, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the three months ended March 31, 2006 and 2005, all capital expenditures incurred by the Company relate to the direct hotel investments segment.
As of March 31, 2006 and December 31, 2005, all of the Company’s owned hotels are domestically located. In addition, at March 31, 2006 and December 31, 2005, all hotels securing the Company’s notes receivable are domestically located with the exception of one hotel securing an $18.2 million loan receivable located in Nevis, West Indies.
17. Business Combinations
On March 16, 2005, the Company acquired 21 hotel properties and an office building from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired properties, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired properties, for approximately $250.0 million. The $250.0 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units based on $10.07 per share, which represents the average market price of the Company’s common stock for the 20-day period ending five business days before executing a definitive agreement to acquire these properties on December 23, 2004. Company management received their net consideration in the form of limited partnership units, whereas the third parties received 50% of their consideration in limited partnership units and 50% in cash. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock on December 30, 2004, its follow-on public offering on January 20, 2005, and its $15.0 million draw on a credit facility on March 16, 2005 to fund the acquisition of these properties. In connection with this acquisition, the Company recognized intangible assets of approximately $1.3 million associated with existing tenant leases of the acquired office building, primarily representing market-rate adjustments, occupancy levels, customer relationships, and origination fees.
On March 22, 2005, the Company acquired the Hilton Santa Fe hotel property in Santa Fe, New Mexico, from Santa Fe Hotel Joint Venture for approximately $18.2 million in cash. The Company used proceeds from borrowings and its follow-on public offering on January 20, 2005 to fund this acquisition.
On June 17, 2005, the Company acquired a 30-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $465.0 million in cash. To fund this acquisition, the Company used proceeds from several sources, including: a $370.0 million mortgage loan executed on June 17, 2005, approximately $65.0 million from the issuance of 6,454,816 shares of Series B convertible redeemable preferred stock to a financial institution on June 15, 2005, and cash remaining from its follow-on public offering on April 5, 2005.
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
On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from

Host Marriott Corporation for approximately $28.0 million in cash. The Company used proceeds from its sale of two hotels on January 17, 2006 and its follow-on public offering on January 25, 2006 to fund this acquisition.
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
The following unaudited pro forma statements of operations for the three months ended March 31, 2006 and 2005 are based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Total revenues	$110,536	$99,512

Operating expenses	92,239	80,842

Operating income	18,297	18,670

Interest income	494	277
Interest expense and amortization and write-off of loan costs	(11,206)	(10,670)
Loss on debt extinguishment	—	(2,257)

Income before minority interest and income taxes	7,585	6,020

(Provision for) benefit from income taxes	(80)	69
Minority interest	(1,211)	(991)

Income from continuing operations	6,284	5,098

Income from discontinued operations	2,460	3,288
Income taxes related to discontinued operations	(75)	421

Net income	8,669	8,807

Preferred dividends	(2,997)	(2,977)

Net income available to common shareholders	$5,692	$5,830

Basic and diluted:
Income from continuing operations per share available to common shareholders	$0.06	$0.04

Income from discontinued operations per share	$0.04	$0.06

Net income per share available to common shareholders	$0.10	$0.11

Weighted average shares outstanding	55,483	55,483

18. Subsequent Events
Subsequent to March 31, 2006, Company management made a strategic decision to discontinue further sales efforts related to the seven remaining hotels classified as assets held for sale and included in income from discontinued operations as of and for the three months ended March 31, 2006. The Company periodically evaluates its hotels from a short, mid, and long-term hold perspective. These seven hotels have performed better than expected, and the Company is optimistic about their future. Accordingly, the Company made the decision to maintain these hotels in its ongoing portfolio. Consequently, the Company will classify such assets and operating results as continuing operations in future periods. Such assets will be reported at the lower of carrying value (net of depreciation not recognized while said assets were held for sale) or fair value. In addition, all income statement results previously reported as discontinued related to these hotels will be reclassified to continuing operations for all comparative future periods. For the three months ended March 31, 2006, total revenues and operating income related to these seven hotels were approximately $3.5 million and $1.3 million, respectively. These seven hotels were not owned during the three months ended March 31, 2005. In addition, the Company expects to record a loss of approximately $863,000 related to the depreciation not recognized while such assets were held for sale.
On April 3, 2006, the Company modified its $45.0 million mortgage note payable, due October 10, 2007, at an interest rate of LIBOR plus 2%, to a $47.5 million revolving credit facility, with a revolving period through October 11, 2006, maturity remaining October 10, 2007, and interest rates during the revolving period ranging from LIBOR plus 1% to LIBOR plus 1.5% depending on the outstanding balance. After the revolving period expires, the interest rate resumes its original rate of LIBOR plus 2%. Consistent with the original mortgage, the modified credit facility requires monthly interest-only payments and has three one-year extension options.
On April 18, 2006, the Company completed an $88.9 million draw on its $100.0 million credit facility, due August 17, 2008.
On April 18, 2006, the Company completed a $15.0 million draw on its $47.5 million credit facility, due October 10, 2007.
On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, for approximately $95.0 million in cash. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million, as discussed above, to fund this acquisition. The Company expects to incur approximately $10.0 million to renovate and re-brand this hotel as a JW Marriott.
On April 26, 2006, the Company issued 5,122 shares of common stock in exchange for 5,122 units of limited partnership interest.
On May 2, 2006, the Company issued 16,000 shares of non-restricted common stock to its directors as compensation for serving on the Board through May 2007. Such shares vested immediately.
On May 3, 2006, the Company received approximately $7.3 million in full payment of all principal and interest due under its $6.6 million mezzanine loan receivable.
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
Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2006. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.
EXECUTIVE OVERVIEW:
We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of March 31, 2006, we owned 71 hotels and approximately $108.4 million of mezzanine or first-mortgage loans receivable. Six of these hotels were contributed upon our formation, nine of these hotels were acquired in the fourth quarter of 2003, 18 of these hotels were acquired during 2004, 37 of these hotels were acquired during 2005 (of which 7 hotels are classified as held for sale and included in discontinued operations, see Subsequent Events), and one of these hotels was acquired in the first quarter of 2006. The 31 hotel properties acquired since December 31, 2004 that are included in continuing operations contributed approximately $59.8 million and $11.3 million to our total revenue and operating income, respectively, for the three months ended March 31, 2006, and approximately $4.8 million and $1.3 million to our total revenue and operating income, respectively, for the three months ended March 31, 2005.

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
Throughout 2005 and the first quarter of 2006, strong economic growth in the United States economy combined with improved business demand generated strong RevPar growth throughout the lodging industry. For the remainder of 2006, forecasts for the lodging industry continue to be favorable.
RESULTS OF OPERATIONS:
Marriott International, Inc. (“Marriott”) manages 22 of the Company’s properties, which were acquired June 17, 2005. For these 22 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 22 Marriott-managed hotels, the first quarter of 2006 ended on March 24.
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
The following table illustrates the key performance indicators for the three months ended March 31, 2006 and 2005 for the 33 hotel properties included in continuing operations that we’ve owned throughout the comparative three-month periods presented (unaudited):

	Three Months Ended
	March 31,
	2006	2005

Comparative Hotels (33 properties):
Room revenues	$36,586,008	$32,932,206
RevPar	$79.83	$71.83
Occupancy	73.09%	68.60%
ADR	$109.22	$104.71

The following table reflects key line items from our consolidated statements of operations for the three months ended March 31, 2006 and 2005 (in thousands, unaudited):

	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	March 31, 2006	March 31, 2005	2005 to 2006

Total revenue	$108,913	$48,960	$59,953

Total hotel expenses	69,192	30,162	(39,030)

Property taxes, insurance, and other	5,603	2,573	(3,030)
Depreciation and amortization	10,935	4,291	(6,644)
Corporate general and administrative	4,810	3,300	(1,510)

Operating income	18,373	8,634	9,739

Interest income	494	277	217
Interest expense	(11,432)	(4,024)	(7,408)
Amortization of loan costs	(514)	(948)	434
Write-off of loan costs and exit fees	(687)	(151)	(536)
Loss on debt extinguishment	—	(2,257)	2,257
(Provision for) benefit from income taxes	(78)	242	(320)
Minority interest	(1,079)	(304)	(775)
Income (loss) from discontinued operations, net	2,385	(18)	2,403

Net income	$7,462	$1,451	$6,011
Comparison of the Three Months Ended March 31, 2006 and March 31, 2005
Revenue. Total revenue for the three months ended March 31, 2006 increased approximately $60.0 million or 122.5% to approximately $108.9 million from total revenue of approximately $49.0 million for the three months ended March 31, 2005. The increase was primarily due to approximately $55.0 million in incremental revenues attributable to the 31 hotel properties acquired since December 31, 2004 that are included in continuing operations, approximately $1.4 million increase in interest income earned on the Company’s $108.4 million mezzanine loans receivable portfolio, which represents an increase in the portfolio of approximately $28.7 million since December 31, 2004, and approximately $3.6 million increase in revenues for comparable hotels, primarily due to increases in room revenues.
Room revenues at comparable hotels for the three months ended March 31, 2006 increased approximately $3.7 million or 11.1% compared to the same quarter of 2005, primarily due to an increase in RevPar from $71.83 to $79.83, which consisted of a 4.31% increase in ADR and a 6.55% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:
•	renovations were completed at several hotels in 2005, which generated increased occupancy in 2006 as rooms previously under renovations became available,

•	certain hotels were successful in increasing group room-night contracts in 2006, and

•	higher occupancy continued at certain hotels into 2006 due to evacuations from and visits to nearby hurricane-ravaged areas.
Food and beverage revenues at comparable hotels for the three months ended March 31, 2006 decreased approximately $46,000 or 0.7% compared to the first quarter of 2005 despite the overall increase in occupancy. This overall decrease primarily resulted from the cancellations of two large banquets at the Hyatt Anaheim hotel, which generated a significant decline in food and beverage revenues at this location. The decrease at this hotel offset increases experienced at several hotels due to occupancy.
Other revenues at comparable hotels for the three months ended March 31, 2006 compared to the same period of 2005 experienced minimal change.
Interest income from notes receivable increased to approximately $3.9 million for the three months ended March 31, 2006 compared to approximately $2.5 million for the first quarter of 2005 due to the mezzanine loans receivable portfolio of approximately $108.4 million at March 31, 2006, an increase in the portfolio of approximately $28.7 million since December 31, 2004.
Asset management fees were approximately $318,000 for the three months ended March 31, 2006 compared to approximately $338,000 for the first quarter of 2005. On March 16, 2005, the Company acquired a 21-property hotel portfolio. These 21 acquired hotels were among the 27 hotel properties for which the Company provided asset management and consulting services for an affiliate, and the remaining six hotels for which the Company provided such services have either been sold or are currently being marketed for sale. In connection with the 21-property acquisition and any subsequent sale of the remaining six properties, the asset management and consulting agreements associated with those hotels were terminated, and the Company no longer receives any fees under the terminated agreements. Although the Company does not expect the remaining unsold hotel properties for which it provides asset management and consulting services to generate sufficient revenue to result in annual fees of at least $1.2 million as guaranteed in the agreement, the affiliate, pursuant to the agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $39.0 million or 129.4% for the three months ended March 31, 2006 compared to the first quarter of 2005, primarily due to approximately $36.3 million of expenses associated with the 31 hotel properties acquired since December 31, 2004 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $2.7 million or 9.9% for the three months ended March 31, 2006 compared to the first quarter of 2005 primarily due to increases in rooms, food and beverage, and indirect expenses.
Rooms expense at comparable hotels increased approximately $759,000 or 10.1% for the three months ended March 31, 2006 compared to the first quarter of 2005 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the three months ended March 31, 2006 compared to the first quarter of 2005 also increased, which is consistent with the increase in food and beverage revenues at most hotels and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $1.4 million or 11.2% for the three months ended March 31, 2006 compared to the first quarter of 2005. Indirect expenses increased as a result of:
•	increased hotel-level general and administrative expenses due to increased salaries and staffing needs consistent with increased revenues,

•	increased sales and marketing expenses due to increased room availability at certain hotels as a result of rooms undergoing renovations during the first quarter 2005,

•	increased franchise fees due to increased room revenues at certain hotels in 2006, and

•	increased energy costs due to increased utility rates.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $3.0 million or 117.8% for the three months ended March 31, 2006 compared to the first quarter of 2005 due to approximately $2.8 million of expenses associated with the 31 hotel properties acquired since December 31, 2004 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense in the first quarter of 2006 increased approximately $186,000 when compared to the first quarter of 2005 primarily resulting from increased property insurance rates, primarily due to recent hurricanes, and increased property value tax assessments at certain hotels.
Depreciation and Amortization. Depreciation and amortization increased approximately $6.6 million or 154.8% for the three months ended March 31, 2006 compared to the first quarter of 2005 primarily due to approximately $5.8 million of depreciation associated with the 31 hotel properties acquired since December 31, 2004 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $872,000 in the first quarter of 2006 compared to the first quarter of 2005 as a result of capital improvements made at several comparative hotels since the first quarter of 2005.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $4.8 million for the three months ended March 31, 2006 compared to approximately $3.3 million for the first quarter of 2005 primarily due to overall company growth and an increase in non-cash expenses associated with stock-based compensation from approximately $620,000 in the first quarter of 2005 compared to approximately $940,000 in the first quarter of 2006. As a percentage of total revenue, however, corporate general and administrative expense decreased from approximately 6.7% during the first quarter of 2005 to approximately 4.4% for the first quarter of 2006 due to corporate synergies inherent in overall growth.
Operating Income. Operating income increased approximately $9.7 million to approximately $18.4 million for the three months ended March 31, 2006 from approximately $8.6 million for the three months ended March 31, 2005 as result of the aforementioned operating results.
Interest Income. Interest income increased approximately $217,000 from approximately $277,000 for the three months ended March 31, 2005 to approximately $494,000 for the three months ended March 31, 2006 primarily due to interest earned on funds received from borrowings and equity offerings during the first quarter of 2006 in excess of interest earned on funds received from borrowings and equity offerings during the first quarter of 2005.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $7.0 million from approximately $5.0 million for the three months ended March 31, 2005 to approximately $11.9 million for the three months ended March 31, 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods.
Write-off of Loan Costs and Exit Fees. On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, due July 1, 2015. Related to this assumption, the Company wrote-off unamortized loan costs of approximately $687,000. On January 20, 2005, the Company repaid its $15.5 million mortgage note payable, due December 31, 2005, and its $7.0 mortgage note payable, due July 31, 2007, which resulted in the write-off of unamortized loan costs of approximately $151,000.
Loss on Debt Extinguishment. On March 30, 2005, the Company paid down mortgage debt assumed in the 21-property hotel portfolio acquisition on March 16, 2005 by approximately $18.2 million, which generated a loss on early extinguishment of debt of approximately $2.3 million, which is net of the write-off of the related portion of debt premium of approximately $1.4 million. During the three months ended March 31, 2006, there were no debt extinguishments.

(Provision for) Benefit from Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended March 31, 2006 and 2005, the (provision for) benefit from income taxes of approximately ($153,000) and $242,000, respectively, relates to the net income (loss) associated with Ashford TRS. For the three months ended March 31, 2006, the provision for income taxes consists of approximately $78,000 and $75,000 related to continuing and discontinued operations, respectively.
Minority Interest. Minority interest represents a reduction to net income of approximately $1.1 million and $304,000 for the three months ended March 31, 2006 and 2005, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.
Income from Continuing Operations. Income from continuing operations was approximately $5.1 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively, which represents an increase of approximately $3.6 million as a result of the aforementioned operating results.
Income (Loss) from Discontinued Operations, Net. On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, six of which were sold in the second quarter of 2005. On January 17, 2006, the Company sold the remaining two properties for approximately $10.7 million, net of closing costs. Operating results related to these eight hotel properties during the periods such hotels were owned are included in income (loss) from discontinued operations for both the three month periods ended March 31, 2006 and 2005. On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell 15 of these properties. On March 24, 2006, the Company sold eight of these properties for approximately $100.4 million, net of closing costs. Operating results related to these 15 hotel properties during the periods such hotels were owned are included in income from discontinued operations for the three months ended March 31, 2006. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.
Net Income. Net income was approximately $7.5 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively, which represents an increase of approximately $6.0 million as a result of the aforementioned operating results.
Preferred Dividends. On March 15, 2006, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on March 31, 2006, and approximately $1.5 million, or $0.20 per diluted share, for Series B preferred stockholders of record on March 31, 2006, both of which were paid April 17, 2006. On March 15, 2005, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred shareholders of record on March 31, 2005, and approximately $159,000, or $0.16 per diluted share, for Series B preferred shareholders of record on March 31, 2005, both of which were paid April 15, 2005.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $4.7 million and $63,000 for the three months ended March 31, 2006 and 2005, respectively, which represents an increase of approximately $4.7 million as a result of the aforementioned operating results and preferred dividends.
Funds From Operations
The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items related to unconsolidated entities and joint ventures. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP.
We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income (loss) as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income (loss) and cash flows reported in the consolidated financial statements.

The following table reconciles net income available to common shareholders to FFO available to common shareholders for the three months ended March 31, 2006 and 2005 (in thousands, unaudited):

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Net income available to common shareholders	$4,743	$63

Plus real estate depreciation and amortization	10,725	4,222
Remove minority interest	1,585	299

FFO available to common shareholders	$17,053	$4,584

For the three months ended March 31, 2006, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.5 million and the write-off of loan costs and exit fees of approximately $687,000. For the three months ended March 31, 2005, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $159,000, the loss on debt extinguishment of approximately $2.3 million, and the write-off of loan costs and exit fees of approximately $151,000.
LIQUIDITY AND CAPITAL RESOURCES:
Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal sources of revenue include: (i) cash flow from hotel operations, (ii) interest income from our notes receivable portfolio, and (iii) guaranteed payments related to our asset management and consulting contracts with an affiliate.
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
During the three months ended March 31, 2006, we completed the following significant transactions, which have or will affect our cash flow and liquidity:
Business Combinations:
On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from Host Marriott Corporation for approximately $28.0 million in cash. In addition, the Company anticipates incurring approximately $5.7 million of capital improvements related to the property. The Company used proceeds from its follow-on public offering on January 25, 2006 to fund this acquisition.
Capital Stock:
On January 25, 2006, in a follow-on public offering, the Company issued 12,107,623 shares of its common stock at $11.15 per share, which generated gross proceeds of approximately $135.0 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $128.1 million. The 12,107,623 shares issued include 1,507,623 shares sold pursuant to an over-allotment option granted to the underwriters. The net proceeds were used for a $60.0 million pay-down on the Company’s $100.0 million credit facility, due August 17, 2008, on January 31, 2006, a $45.0 million pay-down on the Company’s $45.0 million mortgage loan, due October 10, 2007, on February 9, 2006, and the acquisition of the Marriott at Research Triangle Park hotel property on February 24, 2006 for $28.0 million.
Discontinued Operations:
On January 17, 2006, the Company sold two hotel properties for approximately $10.7 million, net of closing costs.
On March 24, 2006, the Company sold eight hotel properties for approximately $100.4 million, net of closing costs.

Notes Receivable:
As of January 1, 2006, the Company’s $6.6 million mezzanine loan receivable, secured by one hotel, matured and all principal and interest of approximately $7.0 million was due at that time. Effective January 1, 2006, the Company executed an 120-day forbearance on the collection of all amounts due on this loan, allowing the borrower time to sell or refinance the related property. The Company anticipates full payment under the forbearance agreement. See Subsequent Events.
Indebtedness:
On January 31, 2006, the Company paid-off its $60.0 million balance outstanding on its $100.0 million credit facility, due August 17, 2008. On February 27, 2006, the Company completed a $10.0 million draw on this credit facility.
On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, to $100.
On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, which had an interest rate of 5.32% and matured July 1, 2015. This reduced the Company’s $580.8 million mortgage note payable outstanding at December 31, 2005, secured by 40 hotels, with an average interest rate of 5.4%, to $487.1 million outstanding at March 31, 2006, secured by 32 hotels, with an average interest rate of 5.41%
Dividends:
On March 15, 2006, the Company declared a cash dividend of approximately $13.5 million, or $0.20 per diluted share, for common stockholders and units of limited partnership of record on March 31, 2006, which was paid April 17, 2006.
On March 15, 2006, the Company declared a cash dividend of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders of record on March 31, 2006, which was paid April 17, 2006.
On March 15, 2006, the Company declared a cash dividend of approximately $1.5 million, or $0.20 per diluted share, for Series B preferred stockholders of record on March 31, 2006, which was paid April 17, 2006.
Net Cash Flow Provided By Operating Activities. For the three months ended March 31, 2006, net cash flow provided by operating activities of approximately $32.1 million increased approximately $20.1 million from net cash flow used in operating activities of approximately $12.0 million for the same period of 2005. The increase in net cash flow provided by operating activities was primarily attributable to improved operating income in 2006, which resulted from improved operations at the 33 comparable hotels as well as the 31 hotels acquired since December 2004 included in continuing operations.
Net Cash Flow Used In Investing Activities. For the three months ended March 31, 2006, net cash flow used in investing activities was approximately $20.8 million, which consisted of approximately $28.5 million related to the acquisition of a hotel property in Durham, North Carolina, and approximately $9.7 million of improvements to various hotel properties. These cash outlays were somewhat offset by proceeds of approximately $17.4 million related to the sales of ten hotel properties. For the three months ended March 31, 2005, net cash flow used in investing activities was approximately $58.3 million, which consisted of approximately $8.1 million of acquisitions or originations of mezzanine loans receivable, approximately $54.8 million related to the acquisitions of a 21-property hotel portfolio and a hotel property in Santa Fe, New Mexico, and approximately $4.5 million of improvements to various hotel properties. These cash outlays were somewhat offset by proceeds of approximately $6.2 million related to payments on notes receivable and approximately $2.9 million related to the sale of an office building.
Net Cash Flow Provided By Financing Activities. For the three months ended March 31, 2006, net cash flow provided by financing activities was approximately $19.0 million, which represents $10.0 million in draws on the Company’s $100.0 million credit facility and approximately $128.1 million of net proceeds received from the Company’s follow-on public offering on January 25, 2006, partially offset by approximately $13.7 million of dividends paid, $105.2 million of payments on indebtedness and capital leases, $187,000 of payments of loan costs, and $33,000 of costs associated with issuing common shares in exchange for units of limited partnership interest. For the three months ended March 31, 2005, net cash flow provided by financing activities was approximately $40.6 million, which represents approximately $35.0 million in draws on the Company’s $60.0 million credit facility and approximately $94.4 million of net proceeds received from the Company’s follow-on public offering on January 20, 2005, partially offset by approximately $6.1 million of dividends paid, $78.2 million of payments on indebtedness and capital leases, $2.3 million of loan extinguish fees, $2.0 million of payments of loan costs, and $243,000 of additional costs related to the issuance of Series B cumulative convertible redeemable preferred stock on December 30, 2004.
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
However, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue mortgage financing on individual properties and our mortgage investments.
We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loan or from the proceeds of additional issuances of common stock, preferred stock, or other securities. However, other than the aforementioned acquisitions and those mentioned in subsequent events discussion below, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.
Our existing hotels are located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.
SUBSEQUENT EVENTS:
Subsequent to March 31, 2006, Company management made a strategic decision to discontinue further sales efforts related to the seven remaining hotels classified as assets held for sale and included in income from discontinued operations as of and for the three months ended March 31, 2006. The Company periodically evaluates its hotels from a short, mid, and long-term hold perspective. These seven hotels have performed better than expected, and the Company is optimistic about their future. Accordingly, the Company made the decision to maintain these hotels in its ongoing portfolio. Consequently, the Company will classify such assets and operating results as continuing operations in future periods. Such assets will be reported at the lower of carrying value (net of depreciation not recognized while said assets were held for sale) or fair value. In addition, all income statement results previously reported as discontinued related to these hotels will be reclassified to continuing operations for all comparative future periods. For the three months ended March 31, 2006, total revenues and operating income related to these seven hotels were approximately $3.5 million and $1.3 million, respectively. These seven hotels were not owned during the three months ended March 31, 2005. In addition, the Company expects to record a loss of approximately $863,000 related to the depreciation not recognized while such assets were held for sale.
On April 3, 2006, the Company modified its $45.0 million mortgage note payable, due October 10, 2007, at an interest rate of LIBOR plus 2%, to a $47.5 million revolving credit facility, with a revolving period through October 11, 2006, maturity remaining October 10, 2007, and interest rates during the revolving period ranging from LIBOR plus 1% to LIBOR plus 1.5% depending on the outstanding balance. After the revolving period expires, the interest rate resumes its original rate of LIBOR plus 2%. Consistent with the original mortgage, the modified credit facility requires monthly interest-only payments and has three one-year extension options.
On April 18, 2006, the Company completed an $88.9 million draw on its $100.0 million credit facility, due August 17, 2008.
On April 18, 2006, the Company completed a $15.0 million draw on its $47.5 million credit facility, due October 10, 2007.
On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, for approximately $95.0 million in cash. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million, as discussed above, to fund this acquisition. The Company expects to incur approximately $10.0 million to renovate and re-brand this hotel as a JW Marriott.
On April 26, 2006, the Company issued 5,122 shares of common stock in exchange for 5,122 units of limited partnership interest.
On May 2, 2006, the Company issued 16,000 shares of non-restricted common stock to its directors as compensation for serving on the Board through May 2007. Such shares vested immediately.
On May 3, 2006, the Company received approximately $7.3 million in full payment of all principal and interest due under its $6.6 million mezzanine loan receivable.
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
Recent Accounting Pronouncements — In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective January 1, 2006. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the cost of share-based awards to employees to be measured based on an award’s fair value at the grant date, with such cost to be amortized over the appropriate service period. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, SFAS No. 123R requires future forfeitures of stock awards to be estimated and accounted for currently rather than as such forfeitures occur. The Company’s adoption of SFAS No. 123R in the first quarter of 2006 using the modified prospective application had no impact on the Company’s results of operations. As required by SFAS No. 123R, the Company reclassified unearned compensation on its balance sheet to additional paid-in capital. Forfeitures of stock grants have been and are expected to continue to be insignificant.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
As of March 31, 2006, our $719.8 million debt portfolio consisted of approximately $21.2 million of outstanding variable-rate debt and approximately $698.6 million of outstanding of fixed-rate debt, with interest rates ranging from 5.41% to 5.75%.

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
Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when rates are above the cap strike. As of March 31, 2006, derivatives with a fair value of approximately $1,600 were included in other assets, and derivatives with a fair value of $0 were included in other liabilities.
For the three months ended March 31, 2006, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of March 31, 2006 would be approximately $53,000.
As of March 31, 2006, our $108.4 million portfolio of notes receivable consisted of approximately $85.3 million of outstanding variable-rate notes and approximately $23.0 million of outstanding fixed-rate notes. For the three months ended March 31, 2006, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate notes receivable as of March 31, 2006 would be approximately $213,000.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2006, it does not consider those exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 1A: RISK FACTORS
No changes.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

Dated: May 9, 2006	By:	/s/ MONTGOMERY J. BENNETT

Montgomery J. Bennett Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2006	By:	/s/ DAVID J. KIMICHIK

David J. Kimichik Chief Financial Officer (Principal Financial Officer)

Dated: May 9, 2006	By:	/s/ MARK L. NUNNELEY

Mark L. Nunneley Chief Accounting Officer (Principal Accounting Officer)