Form 10-Q
period 2006-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2006-08-04
CIK 1232582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006.

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006:
Common Stock, $0.01 par value per share	72,321,695

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I: FINANCIAL INFORMATION(Unaudited)
ITEM I: FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Investment in hotel properties, net	$1,232,415	$1,106,668
Cash and cash equivalents	74,606	57,995
Restricted cash	13,097	27,842
Accounts receivable, net of allowance of $392 and $366, respectively	22,780	21,355
Inventories	1,298	1,186
Assets held for sale	2,451	117,873
Notes receivable	112,332	107,985
Deferred costs, net	12,138	13,975
Prepaid expenses	5,544	9,662
Other assets	9,586	4,014
Intangible assets, net	1,109	1,181
Due from third-party hotel managers	16,228	12,274
Due from affiliates	2,257	476

Total assets	$1,505,841	$1,482,486

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$802,450	$908,623
Capital leases payable	256	453
Accounts payable	11,340	9,984
Accrued expenses	24,430	21,054
Dividends payable	16,256	13,703
Deferred income	315	338
Deferred incentive management fees	4,963	—
Due to third-party hotel managers	2,689	1,385
Due to affiliates	2,120	5,654

Total liabilities	864,819	961,194

Commitments and contingencies (see Note 14)
Minority interest	79,756	87,969
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 issued and outstanding at June 30, 2006 and December 31, 2005	75,000	75,000

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at June 30, 2006 and December 31, 2005	23	23
Common stock, $0.01 par value, 200,000,000 shares authorized, 57,368,695 and 43,831,394 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	574	438
Additional paid-in capital	537,406	403,919
Unearned compensation	—	(4,792)
Accumulated other comprehensive income	660	1,372
Accumulated deficit	(52,397)	(42,637)

Total owners’ equity	486,266	358,323

Total liabilities and owners’ equity	$1,505,841	$1,482,486

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUE
Rooms	$98,637	$59,564	$186,577	$96,176
Food and beverage	19,209	14,653	35,283	22,226
Other	5,059	3,671	9,196	5,560

Total hotel revenue	122,905	77,888	231,056	123,962

Interest income from notes receivable	3,920	3,114	7,866	5,662
Asset management fees from affiliates	318	310	636	648

Total Revenue	127,143	81,312	239,558	130,272

EXPENSES
Hotel operating expenses
Rooms	21,383	13,023	40,352	21,162
Food and beverage	14,172	10,613	26,671	16,280
Other direct	1,993	1,370	3,754	2,219
Indirect	35,043	24,162	68,581	38,213
Management fees — third-party hotel managers	2,924	718	5,558	1,331
Management fees — affiliates (see Note 13)	1,920	1,698	3,657	2,542

Total hotel expenses	77,435	51,584	148,573	81,747

Property taxes, insurance, and other	6,606	3,878	12,448	6,451
Depreciation and amortization	12,374	5,849	23,308	10,140
Loss on reclassification from discontinued to continuing	863	—	863	—
Corporate general and administrative:
Stock-based compensation	1,770	912	2,710	1,531
Other corporate and administrative	3,569	2,312	7,439	4,992

Total Operating Expenses	102,617	64,535	195,341	104,861

OPERATING INCOME	24,526	16,777	44,217	25,411

Interest income	566	180	1,060	457
Interest expense	(11,330)	(6,750)	(22,766)	(10,774)
Amortization of loan costs	(461)	(1,040)	(975)	(1,987)
Write-off of loan costs and exit fees	(102)	—	(788)	(151)
Loss on debt extinguishment	—	—	—	(2,257)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	13,199	9,167	20,748	10,699

(Provision for) benefit from income taxes	(85)	(219)	(269)	22
Minority interest	(2,091)	(1,890)	(3,381)	(2,194)

INCOME FROM CONTINUING OPERATIONS	11,023	7,058	17,098	8,527

Income (loss) from discontinued operations, net	—	6	1,387	(12)

NET INCOME	11,023	7,064	18,485	8,515
Preferred dividends	2,719	2,626	5,438	4,014

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,304	$4,438	$13,047	$4,501

Basic and Diluted:
Income From Continuing Operations Per Share Available To Common Shareholders	$0.15	$0.11	$0.22	$0.12

Income (Loss) From Discontinued Operations Per Share	$—	$—	$0.02	$—

Net Income Per Share Available To Common Shareholders	$0.15	$0.11	$0.24	$0.12

Weighted Average Common Shares Outstanding	55,711,214	40,555,747	53,828,335	37,022,341

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
NET INCOME	$11,023	$7,064	$18,485	$8,515
Reclassification to Reduce Interest Expense	(349)	—	(711)	—
Net Unrealized Gains (Losses) on Derivative Instruments	—	(754)	(1)	232

Comprehensive Income	$10,674	$6,310	$17,773	$8,747

See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.
Consolidated Statement of Owners’ Equity For the Six Months Ended June 30, 2006
(In Thousands, Except Per Share Amounts)
(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income	Deficit	Total
Balance at December 31, 2005	2,300	$23	43,831	$438	$403,919	$(4,792)	$1,372	$(42,637)	$358,323
Reclassification of Unearned Compensation	—	—	—	—	(4,792)	4,792	—	—	—
Amortization of Unearned Compensation	—	—	—	—	2,524	—	—	—	2,524
Forfeitures of Restricted Common Shares	—	—	(2)	—	—	—	—	—	—
Issuance of Common Shares in Follow-On Public Offering on January 25, 2006	—	—	12,108	121	128,014	—	—	—	128,135
Issuance of Restricted Common Shares to Employees	—	—	643	6	(6)	—	—	—	—
Issuance of Common Shares to Directors	—	—	16	—	186	—	—	—	186
Issuance of Common Shares in Exchange for Units	—	—	773	9	7,561	—	—	—	7,570
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(22,807)	(22,807)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(2,458)	(2,458)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	(2,980)	(2,980)
Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	(1)	—	(1)
Reclassification to Reduce Interest Expense	—	—	—	—	—	—	(711)	—	(711)
Net Income	—	—	—	—	—	—	—	18,485	18,485

Balance at June 30, 2006	2,300	$23	57,369	$574	$537,406	$—	$660	$(52,397)	$486,266

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$18,485	$8,515
Adjustments to reconcile net income to net cash flow provided by operations:
Depreciation and amortization	23,308	10,146
Loss on reclassification from discontinued to continuing	863	—
Amortization of loan costs	975	1,987
Write-off of loan costs and exit fees	788	151
Loss on debt extinguishment	—	2,257
Amortization to reduce interest expense from comprehensive income	(711)	—
Stock-based compensation	2,710	1,531
Minority interest	3,676	2,190
Changes in assets and liabilities:
Accounts receivable and inventories	60	(6,749)
Other miscellaneous assets	(6,817)	1,270
Restricted cash	14,745	798
Other miscellaneous liabilities	4,069	2,724

Net cash flow provided by operating activities	62,151	24,820

Cash flows from investing activities:
Acquisitions or originations of notes receivable	(26,308)	(28,603)
Proceeds from payments of notes receivable	22,163	6,349
Acquisitions of hotel properties	(124,977)	(541,182)
Proceeds from sales of discontinued operations	17,445	28,212
Improvements and additions to hotel properties	(19,011)	(13,301)

Net cash flow used in investing activities	(130,688)	(548,525)

Cash flows from financing activities:
Payments of dividends	(29,957)	(15,150)
Borrowings on indebtedness and capital leases	128,865	430,000
Payments on indebtedness and capital leases	(141,545)	(99,286)
Payments of deferred financing costs	(296)	(3,284)
Payments to extinguish indebtedness	—	(2,257)
Proceeds received from follow-on public offerings	128,135	145,529
Proceeds received from Series B preferred stock sale	—	65,000
Payments to convert partnership units into common stock	(54)	—
Payments related to Series B preferred stock sale	—	(607)

Net cash flow provided by financing activities	85,148	519,945

Net change in cash and cash equivalents	16,611	(3,760)
Cash and cash equivalents, beginning balance	57,995	47,109

Cash and cash equivalents, ending balance	$74,606	$43,349

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
The Company elected to be treated as a REIT for federal income tax purposes. As a result of limitations imposed on REITs related to operating hotel properties, each of the Company’s hotel properties is leased or owned by a wholly-owned subsidiary of the Company that is treated as a taxable REIT subsidiary for federal income tax purposes (collectively, such subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P. (“Remington Lodging”), one of the Company’s primary property managers, is beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of June 30, 2006, Remington Lodging managed 29 of the Company’s 72 hotel properties while unaffiliated management companies managed the remaining 43 hotel properties.
As of June 30, 2006, 57,368,695 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, and 10,318,729 units of limited partnership interest held by entities other than the Company were outstanding. During the six months ended June 30, 2006, the Company completed the following transactions:
•	On January 25, 2006, the Company issued 12,107,623 shares of common stock in a follow-on public offering.

•	On March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executive officers and certain employees of the Company and its affiliates.

•	On May 2, 2006, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2007.

•	During the six months ended June 30, 2006, the Company issued 773,346 shares of common stock in exchange for 773,346 units of limited partnership interest.
As of June 30, 2006, the Company owned 72 hotel properties in 22 states with 12,266 rooms, an office building with nominal operations, and approximately $112.6 million of mezzanine or first-mortgage loans receivable.
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
In addition, the following items affect the Company’s reporting comparability related to its consolidated financial statements:
•	The operations of the Company’s hotels have historically been seasonal. This seasonality pattern causes fluctuations in the Company’s operating results. Consequently, operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

•	Marriott International, Inc. (“Marriott”) manages 23 of the Company’s properties. For these 23 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 23 Marriott-managed hotels, the second quarter of 2006 ended on June 16.

•	Certain previously reported amounts have been reclassified to conform to the current presentation.
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
Restricted Cash — Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
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
Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes for Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the three and six month periods ended June 30, 2006 and 2005, the benefit from (provision for) income taxes relates to the net (loss) income associated with Ashford TRS.
Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.
Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company periodically issues shares of restricted and non-restricted common stock. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of additional performance-based stock awards, including nonqualified stock options. As of June 30, 2006, no performance-based stock awards aside from the aforementioned stock grants have been issued.
Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2006 and 2005 (in thousands, except share and per share amounts):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Income from continuing operations less preferred dividends — basic	$8,304	$4,432	$11,660	$4,513

Weighted average common shares outstanding — basic	55,711,214	40,555,747	53,828,335	37,022,341
Incremental diluted shares related to option to purchase common shares	—	216,934	—	189,275
Incremental diluted shares related to unvested restricted shares	213,519	226,840	537,519	378,722

Weighted average common shares outstanding — diluted	55,924,733	40,999,521	54,365,854	37,590,338

Income per share from continuing operations — basic	$0.15	$0.11	$0.22	$0.12

Income per share from continuing operations — diluted	$0.15	$0.11	$0.22	$0.12

For the three and six months ended June 30, 2006, dividends related to convertible preferred shares of approximately $1.5 million and $3.0 million, respectively, and weighted average convertible preferred shares outstanding of approximately 7.5 million and 7.5 million, respectively, are excluded from the diluted earnings per share calculation as such shares are anti-dilutive. For the three and six months ended June 30, 2006, minority interest of approximately $2.1 million and $3.4 million, respectively, and weighted average units of limited partnership interest of approximately 10.8 million and 10.9 million, respectively, are excluded from the diluted earnings per share calculation as such units are anti-dilutive.
For the three and six months ended June 30, 2005, dividends related to convertible preferred shares of approximately $1.4 million and $1.6 million, respectively, and weighted average convertible preferred shares outstanding of approximately 2.1 million and 1.5 million shares, respectively, are excluded from the diluted earnings per share calculation as such shares are anti-dilutive. For the three and six months ended June 30, 2005, minority interest of approximately $1.9 million and $2.2 million, respectively, and weighted average units of limited partnership interest of approximately 11.1 million and 9.0 million units, respectively, are excluded from the diluted earnings per share calculation as such units are anti-dilutive.
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
In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. EITF No. 06-3 relates to taxes assessed by a governmental authority imposed on revenue-producing transactions, such as sales taxes. EITF No. 06-3 states that gross versus net income statement presentation of such taxes is an accounting policy decision requiring disclosure. EITF No. 06-3 further requires disclosure of the amount of such taxes reflected at gross, if any. The Company does not believe the adoption of EITF No. 06-3 will impact its financial condition or results of operations.
4. Investment in Hotel Properties
Investment in Hotel Properties consists of the following as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Land	$176,940	$163,493
Buildings and improvements	1,029,154	910,332
Furniture, fixtures, and equipment	102,689	87,096
Construction in progress	8,764	7,012

Total cost	1,317,547	1,167,933
Accumulated depreciation	(85,132)	(61,265)

Investment in hotel properties, net	$1,232,415	$1,106,668

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
On April 1, 2006, the Company reclassified approximately $38.9 million from assets held for sale to investment in hotel properties related to its decision to discontinue sales efforts related to seven hotel properties. See Note 5 for further discussion.
On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, for approximately $95.0 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $97.7 million.
5. Assets Held for Sale and Discontinued Operations
On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, six of which were sold prior to December 31, 2005. On January 17, 2006, the Company sold the remaining two properties for approximately $10.7 million, net of closing costs. Operating results related to these eight hotel properties during the periods such hotels were owned are included in income (loss) from discontinued operations for both the three and six month periods ended June 30, 2006 and 2005. In addition, in late 2005, the Company made a strategic commitment to sell a portion of one of the other hotel properties acquired in this acquisition, which resulted in approximately $2.5 million of carrying value classified as assets held for sale at June 30, 2006. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.
On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell 15 of these properties. On March 24, 2006, the Company sold eight of these properties for approximately

$100.4 million, net of closing costs. Operating results related to these eight hotel properties during the periods such hotels were owned are included in income (loss) from discontinued operations for both the three and six month periods ended June 30, 2006 and 2005. No significant gain or loss or adverse tax consequences have resulted from the sales of these properties.
Subsequent to March 31, 2006, Company management made a strategic decision to discontinue further sales efforts related to the seven remaining hotels acquired on June 17, 2005. The Company periodically evaluates its hotels from a short, mid, and long-term hold perspective. These seven hotels have performed better than expected, and the Company is optimistic about their future. Accordingly, the Company made the decision to maintain these hotels in its ongoing portfolio. Consequently, the Company reclassified such assets and operating results back to continuing operations as of June 30, 2006 and for the three and six month periods then ended. In addition, all income statement results previously reported as discontinued related to these hotels have been reclassified to continuing operations for all comparative periods shown. Likewise, assets previously reported as assets held for sale related to these hotels have been reclassified to investment in hotel properties for all periods shown.
Regarding these seven hotels, the Company recorded such assets in investment in hotel properties at approximately $38.9 million, which represents the carrying value of such assets (net of depreciation not recognized while said assets were held for sale of approximately $863,000), which is lower than such assets’ estimated fair values. For the three months ended March 31, 2006, total revenues and net income related to these seven hotels reclassified from discontinued to continuing operations were approximately $3.5 million and $1.0 million, respectively. As such hotels are Marriott-managed and were acquired the last day of Marriott’s 2005 second quarter, no operating results were recognized for such hotels for the three and six month periods ended June 30, 2005.
For the three and six months ended June 30, 2006 and 2005, financial information related to the Company’s hotel properties included in income (loss) from discontinued operations was as follows (in thousands):

	Three Months	Six Months	Six Months
	Ended	Ended	Ended
	June 30, 2005	June 30, 2006	June 30, 2005
Total revenues	$1,962	$7,418	$2,432
Operating expenses	1,954	5,768	2,442
Amortization	—	—	5

Operating income	8	1,650	(15)
Income taxes benefit	—	31	—
Minority interest	(2)	(294)	3

Net income (loss)	$6	$1,387	$(12)

For the three months ended June 30, 2006, the Company did not report discontinued operations and the remaining asset held for sale had nominal operations.

6. Notes Receivable
Notes receivable consists of the following as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
$15.0 million mezzanine loan secured by one hotel property, matures January 2007, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	$—	$15,000
$15.0 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	15,000	15,000
$6.6 million mezzanine loan secured by one hotel property, matures May 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor (LIBOR plus 10% with 2% LIBOR floor pay rate with deferred interest through maturity), with interest-only payments through maturity	—	7,022
$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	11,000	11,000
$5.0 million mezzanine loan secured by one hotel property, matures October 2006, at an interest rate of LIBOR plus 11.35%, with interest-only payments through maturity	5,000	5,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	8,000	8,000
$8.0 million mezzanine loan secured by one hotel property, matures May 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	8,000	8,000
$8.5 million mezzanine loan secured by one hotel property, matures June 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	8,500	8,500
$4.0 million mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	4,000
$5.6 million mezzanine loan secured by one hotel property, matures July 2008, at an interest rate of LIBOR plus 9.5%, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule	5,583	5,583
$3.0 million mezzanine loan secured by one hotel property, matures September 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	3,000
$18.2 million first-mortgage loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
$26.3 million mezzanine loan secured by 107 hotel properties, matures April 2008, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	26,308	—

Gross notes receivable	$112,591	$108,305
Deferred income, net	(259)	(320)

Net notes receivable	$112,332	$107,985

As of January 1, 2006, the Company’s $6.6 million mezzanine loan receivable, secured by one hotel, matured and all principal and interest of approximately $7.0 million was due at that time. Effective January 1, 2006, the Company executed an 120-day forbearance on the collection of all amounts due on this loan, allowing the borrower time to sell or refinance the related property. On May 3, 2006, the Company received approximately $7.3 million in full payment of all principal and interest due under this loan.
On June 9, 2006, the Company originated the $26.3 million mezzanine loan receivable, described in the above table.
On June 15, 2006, the Company received approximately $15.2 million in full payment of all principal and interest due under its $15.0 million loan receivable, due January 2007, described in the above table.
In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity. As of June 30, 2006, all notes receivable balances were current and no reserve for loan losses had been recorded.
7. Intangibles
As of June 30, 2006, the Company’s gross and net intangible assets of approximately $1.4 million and $1.1 million, respectively, relate to existing tenant leases of an office building, primarily representing market-rate adjustments, occupancy levels, customer relationships, and origination fees. Such costs are amortized over the related remaining lease terms, which expire between 2008 and 2013. For the three and six months ended June 30, 2006, amortization expense related to these intangibles was approximately $52,000 and $107,000, respectively. During the next five fiscal years, amortization expense related to these intangibles will range from approximately $211,000 in 2006 decreasing to approximately $123,000 in 2010.

8. Indebtedness
Indebtedness consists of the following as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
$487.1 million mortgage note payable secured by 32 hotel properties, of which $192.5 million matures July 1, 2015 and $294.6 million matures February 1, 2016, at a weighted average fixed interest rate locked at 5.41%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning July 10, 2010	$487,110	$580,800
$211.5 million term loan secured by 16 hotel properties divided equally into two pools. The first pool for $110.9 million matures December 11, 2014, at a fixed interest rate of 5.75%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2009. The second pool for $100.6 million matures December 11, 2015, at a fixed interest rate of 5.7%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2010	211,475	211,475
$100.0 million secured credit facility secured by six hotel properties, matures August 17, 2008, at an interest rate of LIBOR plus a range of 1.6% to 1.95% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.2% to 0.35% on the unused portion of the line payable quarterly, with two one-year extension options	73,865	60,000
$100.0 million secured credit facility secured by eight mezzanine notes receivable totaling approximately $65.1 million, matures December 23, 2008, at an interest rate of LIBOR plus a range of 1.5% to 2.75% depending on the loan to value ratio and collateral pledged, with interest-only payments due monthly, with a commitment fee of 0.0375% of the average undrawn balance payable quarterly	—	—
$47.5 million secured credit facility secured by 1 hotel property, revolving period through October 11, 2006, matures October 10, 2007, at an interest rate of LIBOR plus 1.0% to 1.5% depending on the outstanding balance through the revolving period and LIBOR plus 2% thereafter, with interest-only payments due monthly	30,000	45,000
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.4%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $53,000 by maturity	—	11,348

Total	$802,450	$908,623

At June 30, 2006 and December 31, 2005, LIBOR was 5.33% and 4.39%, respectively.
On January 31, 2006, the Company paid-off its $60.0 million balance outstanding on its $100.0 million credit facility, due August 17, 2008. On February 27, 2006 and April 18, 2006, the Company completed draws of approximately $10.0 million and $88.9 million, respectively, on this credit facility. On June 28, 2006, the Company paid down this credit facility by approximately $25.0 million. As of June 30, 2006, approximately $73.9 million was outstanding on this credit facility.
On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, at an interest rate of LIBOR plus 2%, to $100. On April 3, 2006, the Company modified this mortgage note payable to a $47.5 million revolving credit facility, with a revolving period through October 11, 2006, maturity remaining October 10, 2007, and interest rates during the revolving period ranging from LIBOR plus 1% to LIBOR plus 1.5% depending on the outstanding balance. After the revolving period expires, the interest rate resumes its original rate of LIBOR plus 2%. Consistent with the original mortgage, the modified credit facility requires monthly interest-only payments and has three one-year extension options. On April 18, 2006 and June 6, 2006, the Company completed draws of approximately $15.0 million and $15.0 million, respectively, on this credit facility, which generated a $30.0 million outstanding balance as of June 30, 2006.
On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, which had an interest rate of 5.32% and matured July 1, 2015. This reduced the Company’s $580.8 million mortgage note payable outstanding at December 31, 2005, secured by 40 hotels, with an average interest rate of 5.4%, to $487.1 million outstanding at June 30, 2006, secured by 32 hotels, with an average interest rate of 5.41%. In connection with the buyer’s assumption of this debt, the Company wrote-off unamortized loan costs of approximately $687,000.
On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $102,000.
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
As of June 30, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes, and currently does not have any derivatives that are not designated as hedges.
As of June 30, 2006, derivatives with a fair value of approximately $1,400 were included in other assets, and derivatives with a fair value of $0 were included in other liabilities. For the three and six months ended June 30, 2006, the change in accumulated other comprehensive income of approximately ($349,000) and ($712,000), respectively, for derivatives designated as cash flow hedges is separately disclosed in the consolidated statements of comprehensive income. For the three and six months ended June 30, 2005, the change in accumulated other comprehensive income of approximately ($754,000) and $232,000, respectively, for derivatives designated as cash flow hedges is separately disclosed in the consolidated statements of comprehensive income. For both the three and six months ended June 30, 2006 and 2005, no hedge ineffectiveness was recognized.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the three and six months ended June 30, 2006, the change in accumulated other comprehensive income reflects a reclassification of approximately $349,000 and $711,000, respectively, from accumulated other comprehensive income to reduce interest expense. For the three and six months ended June 30, 2005, the change in accumulated other comprehensive income reflects a reclassification of approximately $201,000 and $277,000, respectively, from accumulated other comprehensive income to reduce interest expense. During the next twelve months, the Company estimates that approximately $662,000 will be reclassified from accumulated other comprehensive income existing at June 30, 2006 to reduce interest expense.
10. Employee Stock Grants
On March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executive officers and certain employees of the Company and its affiliates. Such shares vest over three years.
On May 2, 2006, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2007. Such shares vested immediately.
During the six months ended June 30, 2006, 2,225 unvested shares of restricted common stock were forfeited.
All shares issued under the Company’s Stock Plan are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of each issuance. For the three and six months ended June 30, 2006, the Company recognized compensation expense of approximately $1.8 million and $2.7 million, respectively, related to these shares. For the three and six months ended June 30, 2005, the Company recognized compensation expense of approximately $912,000 and $1.5 million, respectively, related to these shares. As of June 30, 2006, the value of the Company’s unvested shares of restricted stock was approximately $10.3 million, with an average remaining vesting period of approximately 1.29 years.

The following table summarizes information regarding the Company’s Stock Plan:

		Weighted Average
	Share Count	Grant Price
Unvested shares at December 31, 2005	685,553	$9.77
Shares granted on March 28, 2006	642,557	12.47
Shares granted on May 2, 2006	16,000	11.61
Shares forfeited on June 14, 2006	(2,225)	12.22
Shares vested during the six months ended June 30, 2006	(162,490)	10.25

Unvested shares at June 30, 2006	1,179,395	$11.19

11. Capital Stock
Preferred Stock - In accordance with the Company’s charter, the Company is authorized to issue 50 million shares of preferred stock, which currently includes both Series A cumulative preferred stock and Series B cumulative convertible redeemable preferred stock.
Common Stock - On January 25, 2006, in a follow-on public offering, the Company issued 12,107,623 shares of its common stock at $11.15 per share, which generated gross proceeds of approximately $135.0 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $128.1 million. The 12,107,623 shares issued include 1,507,623 shares sold pursuant to an over-allotment option granted to the underwriters. The net proceeds were used for a $60.0 million pay-down on the Company’s $100.0 million credit facility, due August 17, 2008, on January 31, 2006, a $45.0 million pay-down on the Company’s $45.0 million mortgage loan, due October 10, 2007, on February 9, 2006, and the acquisition of the Marriott at Research Triangle Park hotel property on February 24, 2006 for $28.0 million.
On February 15, 2006, the Company filed a Form S-3 related to the registration of up to $700.0 million of securities for potential future issuance, including common stock, preferred stock, debt, and warrants.
Common Stock Dividends — During the six months ended June 30, 2006, the Company has declared cash dividends of approximately $27.1 million, or $0.20 per diluted share, related to both common stockholders and common unit holders, of which approximately $22.8 million and $4.3 million related to each, respectively.
Series A Preferred Stock Dividends — During the six months ended June 30, 2006, the Company declared cash dividends of approximately $2.5 million, or $0.5344 per diluted share, related to Series A preferred stockholders.
Series B Preferred Stock Dividends — During the six months ended June 30, 2006, the Company declared cash dividends of approximately $3.0 million, or $0.20 per diluted share, related to Series B preferred stockholders.
12. Minority Interest
Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on August 29, 2003, and subsequent exercise of the underwriters’ over-allotment option on September 26, 2003, the Company issued 5,657,917 units of limited partnership interest to affiliates. During the years ended December 31, 2004 and 2005, the Company issued 440,008 and 4,994,150 units of limited partnership interest, respectively, in connection with acquisitions of hotel properties. During the six months ended June 30, 2006, the Company issued 773,346 shares of common stock in exchange for 773,346 units of limited partnership interest.
As of June 30, 2006 and December 31, 2005, these units of limited partnership interest represent a 15.24% and 20.2% minority interest ownership, respectively. Beginning one year after issuance, each common unit of limited partnership interest may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion.
13. Related Party Transactions
Under management agreements with related parties owned by the Company’s Chairman and its Chief Executive Officer, the Company pays such related parties a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors. As of June 30, 2006, these related parties managed 29 of the Company’s 72 hotels while unaffiliated management companies managed the remaining 43 hotel properties.
Under agreements with both related parties and unaffiliated hotel managers, the Company incurred property management fees, including incentive property management fees, of approximately $6.2 million and $12.0 million for the three and six months ended June 30, 2006, respectively, and approximately $3.2 million and $4.7 million for the three and six months ended June 30, 2005, respectively. Incentive property management fees are included in indirect expenses on the consolidated statements of operations.
Regarding the $6.2 million incurred for the three months ended June 30, 2006, approximately $2.5 million and $3.7 million relates to related parties and third parties, respectively. Regarding the $12.0 million incurred for the six months ended June 30, 2006, approximately $4.6 million and $7.4 million relates to related parties and third parties, respectively.
Regarding the $3.2 million incurred for the three months ended June 30, 2005, approximately $2.4 million and $718,000 relates to related parties and third parties, respectively. Regarding the $4.7 million incurred for the six months ended June 30, 2005, approximately $3.3 million and $1.3 million relates to related parties and third parties, respectively.
Under these agreements with related parties, the Company also incurred market service and project management fees related to capital improvement projects of approximately $1.1 million and $2.8 million for the three and six months ended June 30, 2006, respectively, and approximately $797,000 and $968,000 for the three and six months ended June 30, 2005, respectively.
In addition, these related parties fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, travel, and accounting. The related parties allocate such charges to the Company based on various methodologies, including headcount and actual amounts incurred. For the three and six months ended June 30, 2006, such costs were approximately $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2005, such costs were approximately $845,000 and $1.4 million, respectively.
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
14. Commitments and Contingencies
Restricted Cash - Under certain management and debt agreements existing at June 30, 2006, the Company escrows payments required for insurance, real estate taxes, and debt service. In addition, for certain properties with underlying debt, the Company escrows 4% to 6% of gross revenue for capital improvements.
Franchise Fees - Under franchise agreements existing at June 30, 2006, the Company pays franchisors royalty fees between 2.5% and 6% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2024. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.
Management Fees - Under management agreements existing at June 30, 2006, the Company pays a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as an annual incentive management fee, if applicable, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire from 2006 through 2026, with renewal options on agreements with related parties of up to 25 additional years. In addition, if the Company terminates a management agreement related to any of its initial properties prior to its expiration due to sale of the property, it may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to any of its hotels for reasons other than sale of the property, it may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel.
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
15. Supplemental Cash Flow Information
During the six months ended June 30, 2006 and 2005, interest paid was approximately $22.3 million and $9.1 million, respectively.
During the six months ended June 30, 2006 and 2005, income taxes paid were approximately $46,000 and $703,000, respectively.
During the six months ended June 30, 2006, the Company recorded the following non-cash transactions: a) on March 24, 2006, in connection with the sale of eight hotel properties, the buyer assumed approximately $93.7 million of the Company’s mortgage debt, b) on March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executives and certain employees of the Company and its affiliates, c) on May 2, 2006, the Company issued 16,000 shares of common stock to its directors, and d) during the six months ended June 30, 2006, the Company issued 773,346 shares of common stock in exchange for 773,346 units of limited partnership interest.
During the six months ended June 30, 2005, the Company recorded the following non-cash transactions: a) on March 16, 2005, the Company assumed approximately $164.7 million in mortgage debt related to the acquisition of a 21-property hotel portfolio and recognized a debt premium of approximately $5.7 million, b) on March 16, 2005, the Company issued 4,994,150 units of limited partnership interest related to the acquisition of a 21-property hotel portfolio, c) on March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executives and certain employees, d) on March 30, 2005, in connection with the early extinguishment of debt, the Company wrote-off the related portion of the debt premium of approximately $1.4 million, e) on May 12, 2005, the Company issued 10,000 shares of common stock to its directors, and f) on June 15, 2005, the Company sold a financial institution 6,454,816 shares of Series B cumulative convertible redeemable preferred stock and recognized a preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 preferred stock conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred stock.
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
For the three months ended June 30, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$123,223	$3,920	$—	$127,143
Operating expenses	84,041	—	—	84,041
Depreciation and amortization	12,374	—	—	12,374
Loss on reclassification of discontinued to continuing	863	—	—	863
Corporate general and administrative	—	—	5,339	5,339

Operating income (loss)	25,945	3,920	(5,339)	24,526

Interest income	—	—	566	566
Interest expense	—	—	(11,330)	(11,330)
Amortization of loan costs	—	—	(461)	(461)
Write-off of loan costs and exit fees	—	—	(102)	(102)

Income (loss) before minority interest and benefit from income taxes	25,945	3,920	(16,666)	13,199

Provision for income taxes	—	—	(85)	(85)
Minority interest	—	—	(2,091)	(2,091)

Net income (loss) from continuing operations	$25,945	$3,920	$(18,842)	$11,023

For the three months ended June 30, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$78,198	$3,114	$—	$81,312

Operating expenses	55,462	—	—	55,462
Depreciation and amortization	5,849	—	—	5,849
Corporate general and administrative	—	—	3,224	3,224

Operating income (loss)	16,887	3,114	(3,224)	16,777

Interest income	—	—	180	180
Interest expense	—	—	(6,750)	(6,750)
Amortization of loan costs	—	—	(1,040)	(1,040)

Income (loss) before minority interest and provision for income taxes	16,887	3,114	(10,834)	9,167

Provision for income taxes	—	—	(219)	(219)
Minority interest	—	—	(1,890)	(1,890)

Net income (loss) from continuing operations	$16,887	$3,114	$(12,943)	$7,058

Income from discontinued operations, net				6

Net income				$7,064

For the six months ended June 30, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$231,692	$7,866	$—	$239,558

Operating expenses	161,021	—	—	161,021
Depreciation and amortization	23,308	—	—	23,308
Loss on reclassification of discontinued to continuing	863	—	—	863
Corporate general and administrative	—	—	10,149	10,149

Operating income (loss)	46,500	7,866	(10,149)	44,217

Interest income	—	—	1,060	1,060
Interest expense	—	—	(22,766)	(22,766)
Amortization of loan costs	—	—	(975)	(975)
Write-off of loan costs	—	—	(788)	(788)

Income (loss) before minority interest and provision for income taxes	46,500	7,866	(33,618)	20,748

Provision for income taxes	—	—	(269)	(269)
Minority interest	—	—	(3,381)	(3,381)

Net income (loss) from continuing operations	$46,500	$7,866	$(37,268)	$17,098

Income from discontinued operations, net				1,387

Net income				$18,485

For the six months ended June 30, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$124,610	$5,662	$—	$130,272

Operating expenses	88,198	—	—	88,198
Depreciation and amortization	10,140	—	—	10,140
Corporate general and administrative	—	—	6,523	6,523

Operating income (loss)	26,272	5,662	(6,523)	25,411

Interest income	—	—	457	457
Interest expense	—	—	(10,774)	(10,774)
Amortization of loan costs	—	—	(1,987)	(1,987)
Write-off of loan costs	—	—	(151)	(151)
Loss on debt extinguishment	—	—	(2,257)	(2,257)

Income (loss) before minority interest and provision for income taxes	26,272	5,662	(21,235)	10,699

Benefit from income taxes	—	—	22	22
Minority interest	—	—	(2,194)	(2,194)

Net income (loss) from continuing operations	$26,272	$5,662	$(23,407)	$8,527

Loss from discontinued operations, net				(12)

Net income				$8,515

As of June 30, 2006 and December 31, 2005, aside from the Company’s $112.6 million and $108.3 million portfolio of notes receivable, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the three and six months ended June 30, 2006 and 2005, all capital expenditures incurred by the Company relate to the direct hotel investments segment.
As of June 30, 2006 and December 31, 2005, all of the Company’s owned hotels are domestically located. In addition, at June 30, 2006 and December 31, 2005, all hotels securing the Company’s notes receivable are domestically located with the exception of one hotel securing an $18.2 million loan receivable located in Nevis, West Indies.
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
On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, from W2001 Pac Realty, L.L.C. for approximately $95.0 million in cash and immediately re-branded the property as a JW Marriott. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million to fund this acquisition. The Company expects to incur approximately $10.0 million to renovate and upgrade the property, none of which had been incurred as of June 30, 2006. In addition, Marriott contributed $5.0 million related to the re-branding of this property. The Company recorded this contribution as deferred incentive management fees, which is being amortized as a reduction to management fees on a straight-line basis over the term of the management agreement, which expires in 2026.
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
The following unaudited pro forma statements of operations for the six months ended June 30, 2006 and 2005 are based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Total revenues	$248,438	$226,959

Operating expenses	203,974	182,977

Operating income	44,464	43,982

Interest income	1,060	457
Interest expense and amortization and write-off of loan costs	(24,755)	(24,116)
Loss on debt extinguishment	—	(2,257)

Income before minority interest and income taxes	20,769	18,066

Provision for income taxes	(296)	(524)
Minority interest	(3,120)	(2,673)

Income from continuing operations	17,353	14,869

Income from discontinued operations	1,356	(12)
Income taxes related to discontinued operations	31	—

Net income	18,740	14,857

Preferred dividends	(6,470)	(6,470)

Net income available to common shareholders	$12,270	$8,387

Basic and diluted:
Income from continuing operations per share available to common shareholders	$0.19	$0.15

Income from discontinued operations per share	$0.02	$—

Net income per share available to common shareholders	$0.22	$0.15

Weighted average shares outstanding	56,190	56,190

18. Subsequent Events
On July 13, 2006, the Company acquired the Marriott Crystal Gateway hotel in Arlington, Virginia, from EADS Associates Limited Partnership for approximately $107.2 million. The purchase price consisted of the assumption of approximately $53.3 million of mortgage debt, due December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter, the issuance of approximately $42.7 million worth of limited partnership units, which equates to 3,814,842 units valued at $11.20 per unit, approximately $2.5 million in cash paid in lieu of units, the reimbursement of capital expenditures costs of approximately $7.2 million, and other net closing costs and adjustments of approximately $1.5 million. The limited partnership units issued represent Class B units, with a fixed dividend rate of 6.82% in years 1-3 and 7.2% thereafter based on the $11.20 per unit price, and have priority in payment of cash dividends over holders of common units. After ten years, either party may convert these units to common units. In addition, the Company assumed the existing management agreement which expires in 2017 with three ten-year renewal options. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current market management agreement. Hence, the Company intends to record an unfavorable contract liability of approximately $15.8 million related to this management agreement as of the acquisition date, which will be amortized as a reduction to management fees on a straight-line basis over the initial term of the management agreement.
On July 14, 2006, the Company completed a $25.0 million draw on its $100.0 million credit facility, due August 17, 2008.
On July 21, 2006, the Company received approximately $15.2 million in full payment of all principal and interest due under its $15.0 million loan receivable, due April 2007.
On July 25, 2006, in a follow-on public offering, the Company issued 14,950,000 shares of its common stock at $11.40 per share, which generated gross proceeds of approximately $170.4 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $162.7 million. The 14,950,000 shares issued include 1,950,000 shares sold pursuant to an over-allotment option granted to the underwriters. On July 25, 2006, the net proceeds were used to pay down the Company’s $30.0 million balance on its $47.5 million credit facility, due October 10, 2007, and pay down its $98.9 million balance on its $100.0 million credit facility, due August 17, 2008.
On July 26, 2006, the Company modified its $47.5 million credit facility, due October 10, 2007, to extend both the revolving period and maturity date by one year to October 11, 2007 and October 10, 2008, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS:
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of the federal securities laws. Ashford Hospitality Trust, Inc. (the “Company” or “we” or “our” or “us”) cautions investors that any forward-looking statements presented herein, or which management may express orally or in writing from time to time, are based on management’s beliefs and assumptions at that time. Throughout this report, words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result,” and other similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, said statements are not guarantees of future performance and are affected by actual events that occur after such statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time those statements were made, to anticipate future results or trends.
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
EXECUTIVE OVERVIEW:
We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of June 30, 2006, we owned 72 hotels and approximately $112.6 million of mezzanine or first-mortgage loans receivable. Six of these hotels were contributed upon our formation, nine of these hotels were acquired in the fourth quarter of 2003, 18 of these hotels were acquired during 2004, 37 of these hotels were acquired during 2005, and two of these hotels were acquired in the first six months of 2006 (one hotel acquired in each of the first and second quarters).
The 25 non-comparative hotel properties acquired since March 31, 2005 that are included in continuing operations contributed approximately $39.2 million and $9.3 million to our total revenue and operating income, respectively, for the three months ended June 30, 2006, and zero to our total revenue and operating income for the three months ended June 30, 2005. The 39 non-comparative hotel properties acquired since December 31, 2004 that are included in continuing operations contributed approximately $137.3 million and $28.7 million to our total revenue and operating income, respectively, for the six months ended June 30, 2006, and approximately $37.2 million and $8.6 million to our total revenue and operating income, respectively, for the six months ended June 30, 2005.

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
Throughout 2005 and the first half of 2006, strong economic growth in the United States economy combined with improved business demand generated strong RevPar growth throughout the lodging industry. For the remainder of 2006, forecasts for the lodging industry continue to be favorable.
RESULTS OF OPERATIONS:
Marriott International, Inc. (“Marriott”) manages 23 of the Company’s properties. For these 23 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 23 Marriott-managed hotels, the second quarter of 2006 ended on June 16.
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
The following table illustrates the key performance indicators for the three and six months ended June 30, 2006 and 2005 for the 47 and 33 hotel properties included in continuing operations that we’ve owned throughout the comparative three and six months periods presented, respectively (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Comparative Hotels (47 and 33 properties for quarter and year-to-date comparative periods, respectively):
Room revenues (in thousands)	$64,573	$59,564	$76,112	$69,403
RevPar	$87.38	$78.43	$82.58	$75.27
Occupancy	77.82%	74.39%	75.87%	72.44%
ADR	$112.28	$105.43	$108.84	$103.91

The following table reflects key line items from our consolidated statements of operations for the three months ended June 30, 2006 and 2005 (in thousands, unaudited):

	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	June 30, 2006	June 30, 2005	2005 to 2006
Total revenue	$127,143	$81,312	$45,831

Total hotel expenses	77,435	51,584	(25,851)

Property taxes, insurance, and other	6,606	3,878	(2,728)
Depreciation and amortization	12,374	5,849	(6,525)
Loss on reclassification from discontinued to continuing	863	—	(863)
Corporate general and administrative	5,339	3,224	(2,115)

Operating income	24,526	16,777	7,749

Interest income	566	180	386
Interest expense	(11,330)	(6,750)	(4,580)
Amortization of loan costs	(461)	(1,040)	579
Write-off of loan costs and exit fees	(102)	—	(102)
Loss on debt extinguishment	—	—	—
Provision for income taxes	(85)	(219)	134
Minority interest	(2,091)	(1,890)	(201)
Income from discontinued operations, net	—	6	(6)

Net income	$11,023	$7,064	$3,959
The following table reflects key line items from our consolidated statements of operations for the six months ended June 30, 2006 and 2005 (in thousands, unaudited):

	Six Months	Six Months	Favorable (Unfavorable)
	Ended	Ended	Change
	June 30, 2006	June 30, 2005	2005 to 2006
Total revenue	$239,558	$130,272	$109,286

Total hotel expenses	148,573	81,747	(66,826)

Property taxes, insurance, and other	12,448	6,451	(5,997)
Depreciation and amortization	23,308	10,140	(13,168)
Loss on reclassification from discontinued to continuing	863	—	(863)
Corporate general and administrative	10,149	6,523	(3,626)

Operating income	44,217	25,411	18,806

Interest income	1,060	457	603
Interest expense	(22,766)	(10,774)	(11,992)
Amortization of loan costs	(975)	(1,987)	1,012
Write-off of loan costs and exit fees	(788)	(151)	(637)
Loss on debt extinguishment	—	(2,257)	2,257
(Provision for) benefit from income taxes	(269)	22	(291)
Minority interest	(3,381)	(2,194)	(1,187)
Income (loss) from discontinued operations, net	1,387	(12)	1,399

Net income	$18,485	$8,515	$9,970
Comparison of the Three Months Ended June 30, 2006 and June 30, 2005
Revenue. Total revenue for the three months ended June 30, 2006 increased approximately $45.8 million or 56.4% to approximately $127.1 million from total revenue of approximately $81.3 million for the three months ended June 30, 2005. The increase was primarily due to approximately $39.2 million in incremental revenues attributable to the 25 hotel properties acquired since March 31, 2005 that are included in continuing operations, approximately $806,000 increase in interest income earned on the Company’s $112.6 million mezzanine loans receivable portfolio, which represents an increase in the portfolio of approximately $31.1 million since March 31, 2005, and approximately $5.8 million increase in revenues for comparable hotels, primarily due to increases in room revenues.

Room revenues at comparable hotels for the three months ended June 30, 2006 increased approximately $5.0 million or 8.4% compared to the same quarter of 2005, primarily due to an increase in RevPar from $78.43 to $87.38, which consisted of a 6.5% increase in ADR and a 4.6% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:
•	renovations were completed at several hotels in 2005, which generated increased occupancy in 2006 as rooms previously under renovations became available,

•	certain hotels were successful in increasing or garnering more favorable group room-night contracts in 2006, and
Food and beverage revenues at comparable hotels for the three months ended June 30, 2006 increased approximately $406,000 or 2.8% compared to the second quarter of 2005 due to the overall increase in occupancy. This increase was partially offset by a significant decline in banquets revenues at the Hyatt Anaheim hotel due to large banquets booked in the second quarter of 2005 that did not repeat in the second quarter of 2006.
Other revenues for the three months ended June 30, 2006 compared to the same period of 2005 increased approximately $1.4 million or 37.8% due an increase at comparable hotels of approximately $428,000 or 11.7%, primarily resulting from increases in occupancy, and an increase of approximately $960,000 related to incremental revenues attributable to the 39 hotel properties acquired since December 31, 2004 that are included in continuing operations.
Interest income from notes receivable increased to approximately $3.9 million for the three months ended June 30, 2006 compared to approximately $3.1 million for the second quarter of 2005 due to the mezzanine loans receivable portfolio of approximately $112.6 million at June 30, 2006, an increase in the portfolio of approximately $31.1 million since March 31, 2005, and an increase in interest rates.
Asset management fees were approximately $318,000 for the three months ended June 30, 2006 compared to approximately $310,000 for the second quarter of 2005. Asset management fees relate to 27 hotel properties owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates have subsequently sold five of the remaining six hotel properties. However, the affiliates, pursuant to an agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $25.9 million or 50.1% for the three months ended June 30, 2006 compared to the second quarter of 2005, primarily due to approximately $22.9 million of expenses associated with the 25 hotel properties acquired since March 31, 2005 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $3.0 million or 5.8% for the three months ended June 30, 2006 compared to the second quarter of 2005 primarily due to increases in rooms, food and beverage, and indirect expenses.
Rooms expense at comparable hotels increased approximately $701,000 or 5.4% for the three months ended June 30, 2006 compared to the second quarter of 2005 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the three months ended June 30, 2006 compared to the second quarter of 2005 also increased, which is consistent with the increase in food and beverage revenues at most hotels and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $1.4 million or 5.8% for the three months ended June 30, 2006 compared to the second quarter of 2005. Indirect expenses increased as a result of:
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
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $2.7 million or 70.3% for the three months ended June 30, 2006 compared to the second quarter of 2005 due to approximately $2.0 million of expenses associated with the 25 hotel properties acquired since March 31, 2005 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense in the second quarter of 2006 increased approximately $682,000 when compared to the second quarter of 2005 primarily resulting from increased property insurance rates, primarily due to recent hurricanes, and increased property value tax assessments at certain hotels.
Depreciation and Amortization. Depreciation and amortization increased approximately $6.5 million or 111.6% for the three months ended June 30, 2006 compared to the second quarter of 2005 primarily due to approximately $4.9 million of depreciation associated with the 25 hotel properties acquired since March 31, 2005 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $1.7 million in the second quarter of 2006 compared to the second quarter of 2005 as a result of capital improvements made at several comparative hotels since the first quarter of 2005.
Loss on Reclassification from Discontinued to Continuing. Subsequent to March 31, 2006, Company management made a strategic decision to discontinue further sales efforts related to seven hotels acquired on June 17, 2005 that had been classified as discontinued

operations. Consequently, the Company reclassified such assets and operating results back to continuing operations as of June 30, 2006 and for the three and six month periods then ended. Regarding these seven hotels, the Company recorded such assets in investment in hotel properties at approximately $38.9 million, which represents the carrying value of such assets (net of depreciation not recognized while said assets were held for sale of approximately $863,000), which is lower than such assets’ estimated fair values.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $5.3 million for the three months ended June 30, 2006 compared to approximately $3.2 million for the second quarter of 2005 primarily due to overall company growth and an increase in non-cash expenses associated with stock-based compensation from approximately $912,000 in the second quarter of 2005 compared to approximately $1.8 million in the second quarter of 2006. As a percentage of total revenue, however, corporate general and administrative expense remained flat at approximately 4.2% and 4.0% during the second quarters of 2006 and 2005, respectively.
Operating Income. Operating income increased approximately $7.7 million to approximately $24.5 million for the three months ended June 30, 2006 from approximately $16.8 million for the three months ended June 30, 2005 as result of the aforementioned operating results.
Interest Income. Interest income increased approximately $386,000 from approximately $180,000 for the three months ended June 30, 2005 to approximately $566,000 for the three months ended June 30, 2006 primarily due to interest earned on funds received from borrowings and equity offerings during the second quarter of 2006 in excess of interest earned on funds received from borrowings and equity offerings during the second quarter of 2005.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $4.0 million from approximately $7.8 million for the three months ended June 30, 2005 to approximately $11.8 million for the three months ended June 30, 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and increased interest rates.
Write-off of Loan Costs and Exit Fees. On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $102,000. During the three months ended June 30, 2005, there were no write-offs of loan costs or exit fees.
Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended June 30, 2006 and 2005, the provision for income taxes of approximately $85,000 and $219,000, respectively, relates to the net income associated with Ashford TRS.
Minority Interest. Minority interest represents a reduction to net income of approximately $2.1 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.
Income from Continuing Operations. Income from continuing operations was approximately $11.0 million and $7.1 million for the three months ended June 30, 2006 and 2005, respectively, which represents an increase of approximately $4.0 million as a result of the aforementioned operating results.
Income from Discontinued Operations, Net. On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, six of which were sold in the second quarter of 2005. On January 17, 2006, the Company sold the remaining two properties. Operating results related to these eight hotel properties during the periods such hotels were owned are included in income from discontinued operations for the three months ended June 30, 2005. No properties were classified as discontinued operations for the three months ended June 30, 2006. In addition, no significant gain or loss or adverse tax consequences resulted from the sales of these properties.
Net Income. Net income was approximately $11.0 million and $7.1 million for the three months ended June 30, 2006 and 2005, respectively, which represents an increase of approximately $4.0 million as a result of the aforementioned operating results.
Preferred Dividends. During the three months ended June 30, 2006, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders, and approximately $1.5 million, or $0.20 per diluted share, for Series B preferred stockholders. During the three months ended June 30, 2005, the Company declared cash dividends of approximately $1.2 million and $364,000, for Series A preferred stockholders and Series B preferred stockholders, respectively. In addition, on June 15, 2005, the Company sold a financial institution its remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $8.3 million and $4.4 million for the three months ended June 30, 2006 and 2005, respectively, which represents an increase of approximately $3.9 million as a result of the aforementioned operating results and preferred dividends.

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005
Revenue. Total revenue for the six months ended June 30, 2006 increased approximately $109.3 million or 83.9% to approximately $239.6 million from total revenue of approximately $130.3 million for the six months ended June 30, 2005. The increase was primarily due to approximately $100.1 million in incremental revenues attributable to the 39 hotel properties acquired since December 31, 2004 that are included in continuing operations, approximately $2.2 million increase in interest income earned on the Company’s $112.6 million mezzanine loans receivable portfolio, which represents an increase in the portfolio of approximately $32.9 million since December 31, 2004, and approximately $7.0 million increase in revenues for comparable hotels, primarily due to increases in room revenues.
Room revenues at comparable hotels for the six months ended June 30, 2006 increased approximately $6.7 million or 9.7% compared to the same period of 2005, primarily due to an increase in RevPar from $75.27 to $82.58, which consisted of a 4.7% increase in ADR and a 4.7% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:
•	renovations were completed at several hotels in 2005, which generated increased occupancy in 2006 as rooms previously under renovations became available,

•	certain hotels were successful in increasing or garnering more favorable group room-night contracts in 2006, and
Food and beverage revenues at comparable hotels for the six months ended June 30, 2006 decreased approximately $14,000 or 0.1% compared to the same period of 2005 despite the overall increase in occupancy. This overall decrease primarily resulted from significant decreases at the Hyatt Anaheim hotel resulting from the cancellations of two large banquets in the first quarter of 2006 and large banquets booked in the second quarter of 2005 that did not repeat in the second quarter of 2006. The decrease at this hotel offset increases experienced at several hotels due to occupancy.
Other revenues the six months ended June 30, 2006 compared to the same period of 2005 increased approximately $3.6 million or 65.4% due an increase at comparable hotels of approximately $318,000 or 9.2%, primarily resulting from increases in occupancy, and an increase of approximately $3.3 million related to incremental revenues attributable to the 39 hotel properties acquired since December 31, 2004 that are included in continuing operations.
Interest income from notes receivable increased to approximately $7.9 million for the six months ended June 30, 2006 compared to approximately $5.7 million for the same period of 2005 due to the mezzanine loans receivable portfolio of approximately $112.6 million at June 30, 2006, an increase in the portfolio of approximately $32.9 million since December 31, 2004, and an increase in interest rates.
Asset management fees were approximately $636,000 for the six months ended June 30, 2006 compared to approximately $648,000 for the same period of 2005. Asset management fees relate to 27 hotel properties owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates have subsequently sold five of the remaining six hotel properties. However, the affiliates, pursuant to an agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $66.8 million or 81.7% for the six months ended June 30, 2006 compared to the same period of 2005, primarily due to approximately $62.8 million of expenses associated with the 39 hotel properties acquired since December 31, 2004 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $4.0 million or 7.1% for the six months ended June 30, 2006 compared to the same period of 2005 primarily due to increases in rooms, food and beverage, and indirect expenses.
Rooms expense at comparable hotels increased approximately $1.3 million or 8.1% for the six months ended June 30, 2006 compared to the same period of 2005 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the six months ended June 30, 2006 compared to the same period of 2005 also increased, which is consistent with the increase in food and beverage revenues at most hotels and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $2.0 million or 7.6% for the six months ended June 30, 2006 compared to the same period of 2005. Indirect expenses increased as a result of:
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
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $6.0 million or 92.7% for the six months ended June 30, 2006 compared to the same period of 2005 due to approximately $5.7 million of expenses associated with the 39 hotel properties acquired since December 31, 2004 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense in the first half of 2006 increased approximately $286,000 when compared to the same period of 2005 primarily resulting from increased property insurance rates, primarily due to recent hurricanes, and increased property value tax assessments at certain hotels.

Depreciation and Amortization. Depreciation and amortization increased approximately $13.2 million or 129.9% for the six months ended June 30, 2006 compared to the same period of 2005 primarily due to approximately $11.5 million of depreciation associated with the 39 hotel properties acquired since December 31, 2004 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $1.7 million in the first half of 2006 compared to the same period of 2005 as a result of capital improvements made at several comparative hotels since December 31, 2004.
Loss on Reclassification from Discontinued to Continuing. Subsequent to March 31, 2006, Company management made a strategic decision to discontinue further sales efforts related to seven hotels acquired on June 17, 2005 that had been classified as discontinued operations. Consequently, the Company reclassified such assets and operating results back to continuing operations as of June 30, 2006 and for the three and six month periods then ended. Regarding these seven hotels, the Company recorded such assets in investment in hotel properties at approximately $38.9 million, which represents the carrying value of such assets (net of depreciation not recognized while said assets were held for sale of approximately $863,000), which is lower than such assets’ estimated fair values.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $10.1 million for the six months ended June 30, 2006 compared to approximately $6.5 million for the same period of 2005 primarily due to overall company growth and an increase in non-cash expenses associated with stock-based compensation from approximately $1.5 million in the first half of 2005 compared to approximately $2.7 in the first half of 2006. As a percentage of total revenue, however, corporate general and administrative expense decreased from approximately 5.0% during the first half of 2005 to approximately 4.2% for the first half of 2006 due to corporate synergies inherent in overall growth.
Operating Income. Operating income increased approximately $18.8 million to approximately $44.2 million for the six months ended June 30, 2006 from approximately $25.4 million for the six months ended June 30, 2005 as result of the aforementioned operating results.
Interest Income. Interest income increased approximately $603,000 from approximately $457,000 for the six months ended June 30, 2005 to approximately $1.1 million for the six months ended June 30, 2006 primarily due to interest earned on funds received from borrowings and equity offerings during the first half of 2006 in excess of interest earned on funds received from borrowings and equity offerings during the same period of 2005.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $11.0 million from approximately $12.8 million for the six months ended June 30, 2005 to approximately $23.7 million for the six months ended June 30, 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and increased interest rates.
Write-off of Loan Costs and Exit Fees. On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, due July 1, 2015. Related to this assumption, the Company wrote-off unamortized loan costs of approximately $687,000. On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $102,000. On January 20, 2005, the Company repaid its $15.5 million mortgage note payable, due December 31, 2005, and its $7.0 million mortgage note payable, due July 31, 2007, which resulted in the write-off of unamortized loan costs of approximately $151,000.
Loss on Debt Extinguishment. On March 30, 2005, the Company paid down mortgage debt assumed in the 21-property hotel portfolio acquisition on March 16, 2005 by approximately $18.2 million, which generated a loss on early extinguishment of debt of approximately $2.3 million, which is net of the write-off of the related portion of debt premium of approximately $1.4 million. During the six months ended June 30, 2006, there were no losses on debt extinguishments.
(Provision for) Benefit from Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the six months ended June 30, 2006 and 2005, the (provision for) benefit from income taxes related to continuing operations of approximately ($269,000) and $22,000, respectively, relates to the net income (loss) associated with Ashford TRS. For the six months ended June 30, 2006, an additional benefit from income taxes of approximately $31,000 is included in discontinued operations.
Minority Interest. Minority interest represents a reduction to net income of approximately $3.4 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.
Income from Continuing Operations. Income from continuing operations was approximately $17.1 million and $8.5 million for the six months ended June 30, 2006 and 2005, respectively, which represents an increase of approximately $8.6 million as a result of the aforementioned operating results.
Income (Loss) from Discontinued Operations, Net. On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, six of which were sold in the second quarter of 2005. On January 17, 2006, the Company sold the remaining two properties. Operating results related to these eight hotel properties during the periods such hotels were owned are included in income (loss) from discontinued operations for both the six month periods ended June 30, 2006 and 2005. On June 17, 2005, the Company acquired 30 hotel properties for approximately

$465.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, which were sold on March 24, 2006. Operating results related to these 8 hotel properties during the periods such hotels were owned are included in income from discontinued operations for the six months ended June 30, 2006. As these 8 hotels represent Marriott-managed properties, which had a second quarter ending on the acquisition date, no operations for these hotels was reported for the six months ended June 30, 2005. No significant gain or loss or adverse tax consequences resulted from the sales of these properties.
Net Income. Net income was approximately $18.5 million and $8.5 million for the six months ended June 30, 2006 and 2005, respectively, which represents an increase of approximately $10.0 million as a result of the aforementioned operating results.
Preferred Dividends. During the six months ended June 30, 2006, the Company declared cash dividends of approximately $2.5 million, or $0.5344 per diluted share, for Series A preferred stockholders, and approximately $3.0 million, or $0.20 per diluted share, for Series B preferred stockholders. During the six months ended June 30, 2005, the Company declared cash dividends of approximately $2.4 million and $523,000, for Series A preferred stockholders and Series B preferred stockholders, respectively. In addition, on June 15, 2005, the Company sold a financial institution its remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $13.0 million and $4.5 million for the six months ended June 30, 2006 and 2005, respectively, which represents an increase of approximately $8.5 million as a result of the aforementioned operating results and preferred dividends.
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
The following table reconciles net income available to common shareholders to FFO available to common shareholders for the three and six months ended June 30, 2006 and 2005 (in thousands, unaudited):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income available to common shareholders	$8,304	$4,438	$13,047	$4,501

Plus real estate depreciation and amortization	12,187	5,830	22,913	10,103
Remove minority interest	2,091	1,892	3,675	2,191

FFO available to common shareholders	$22,582	$12,160	$39,635	$16,795

For the three months ended June 30, 2006, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.5 million, the write-off of loan costs and exit fees of approximately $102,000, and the loss from reclassifying certain hotels operations from discontinued to continuing of approximately $863,000. For the three months ended June 30, 2005, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.4 million.
For the six months ended June 30, 2006, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $3.0 million, the write-off of loan costs and exit fees of approximately $788,000, and the loss from reclassifying certain hotels operations from discontinued to continuing of approximately $863,000. For the six months ended June 30, 2005, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.6 million, the loss on debt extinguishment of approximately $2.3 million, and the write-off of loan costs and exit fees of approximately $151,000.
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
During the six months ended June 30, 2006, we completed the following significant transactions, which have or will affect our cash flow and liquidity:
Business Combinations:
On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from Host Marriott Corporation for approximately $28.0 million in cash. In addition, the Company anticipates capital improvements related to this property of approximately $5.7 million, of which approximately $14,000 has been incurred. The Company used proceeds from its follow-on public offering on January 25, 2006 to fund this acquisition.
On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, from W2001 Pac Realty, L.L.C. for approximately $95.0 million in cash. In addition, the Company anticipates capital improvements of approximately $10.0 million related to this property, primarily associated with the renovation and re-branding of this hotel as a JW Marriott. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million to fund this acquisition.
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
Notes Receivable:
On May 3, 2006, the Company received approximately $7.3 million in full payment of all principal and interest due under its $6.6 million mezzanine loan receivable, due May 2006 under a forbearance agreement.
On June 9, 2006, the Company originated a $26.3 million mezzanine loan receivable, due April 2008.
On June 15, 2006, the Company received approximately $15.2 million in full payment of all principal and interest due under its $15.0 million loan receivable, due January 2007.
Indebtedness:
On January 31, 2006, the Company paid-off its $60.0 million balance outstanding on its $100.0 million credit facility, due August 17, 2008. On February 27, 2006 and April 18, 2006, the Company completed draws of approximately $10.0 million and $88.9 million, respectively, on this credit facility. On June 28, 2006, the Company paid down this credit facility by approximately $25.0 million.
On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, at an interest rate of LIBOR plus 2%, to $100. On April 3, 2006, the Company modified this mortgage note payable to a $47.5 million revolving credit facility, with a revolving period through October 11, 2006, maturity remaining October 10, 2007, and interest rates during the revolving period ranging from LIBOR plus 1% to LIBOR plus 1.5% depending on the outstanding balance. After the revolving period expires, the interest rate resumes its original rate of LIBOR plus 2%. Consistent with the original mortgage, the modified credit facility requires monthly interest-only payments and has three one-year extension options. On April 18, 2006 and June 6, 2006, the Company completed draws of approximately $15.0 million and $15.0 million, respectively, on this credit facility.
On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, which had an interest rate of 5.32% and matured July 1, 2015. This reduced the Company’s $580.8 million mortgage note payable outstanding at December 31, 2005, secured by 39 hotels, with an average interest rate of 5.4%, to $487.1 million outstanding at June 30, 2006, secured by 32 hotels, with an average interest rate of 5.41%.
On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011.
Dividends:
During the six months ended June 30, 2006, the Company has declared cash dividends of approximately $27.1 million, or $0.20 per diluted share, related to both common stockholders and common unit holders, of which approximately $22.8 million and $4.3 million related to each, respectively.
During the six months ended June 30, 2006, the Company declared cash dividends of approximately $2.5 million, or $0.5344 per diluted share, related to Series A preferred stockholders.
During the six months ended June 30, 2006, the Company declared cash dividends of approximately $3.0 million, or $0.20 per diluted share, related to Series B preferred stockholders.
Net Cash Flow Provided By Operating Activities. For the six months ended June 30, 2006, net cash flow provided by operating activities of approximately $62.2 million increased approximately $37.3 million from net cash flow provided by operating activities of approximately $24.8 million for the same period of 2005. The increase in net cash flow provided by operating activities was primarily attributable to improved operating income in 2006, which resulted from improved operations at the 33 comparable hotels as well as the 39 hotels acquired since December 2004 included in continuing operations.
Net Cash Flow Used In Investing Activities. For the six months ended June 30, 2006, net cash flow used in investing activities was approximately $130.7 million, which consisted of approximately $125.0 million related to acquisitions of hotel properties, $26.3 million related to acquisitions or originations of notes receivable, and $19.0 million of improvements to various hotel properties. These cash outlays were somewhat offset by net proceeds of approximately $17.4 million related to the sales of ten hotel properties and $22.2 million related to payments on notes receivable. For the six months ended June 30, 2005, net cash flow used in investing activities was approximately $548.5 million, which consisted of approximately $28.6 million of acquisitions or originations of mezzanine loans receivable, approximately $541.2 million related to hotel property acquisitions, and approximately $13.3 million of improvements to various hotel properties. These cash outlays were somewhat offset by proceeds of approximately $6.3 million related to payments on notes receivable and approximately $28.2 million related to the sales of six hotel properties and an office building.
Net Cash Flow Provided By Financing Activities. For the six months ended June 30, 2006, net cash flow provided by financing activities was approximately $85.1 million, which represents $128.9 million in draws on the Company’s credit facilities and approximately $128.1 million of net proceeds received from the Company’s follow-on public offering on January 25, 2006, partially offset by approximately $30.0 million of dividends paid, $141.5 million of payments on indebtedness and capital leases, $296,000 of payments of loan costs, and $54,000 of costs associated with issuing common shares in exchange for units of limited partnership interest. For the six months ended June 30, 2005, net cash flow provided by financing activities was approximately $519.9 million, which represents approximately $60.0 million in draws on the Company’s credit facilities, $370.0 million related to a mortgage note completed on July 17, 2005, $145.5 million of net proceeds received from the Company’s follow-on public offerings on January 20, 2005 and April 5, 2005, and $65.0 million in proceeds related to the issuance of Series B cumulative convertible redeemable preferred stock on June 15, 2005, partially offset by approximately $15.2 million of dividends paid, $99.3 million of payments on indebtedness and capital leases, $3.3 million of payments of loan costs, $2.3 million of payments to extinguish debt, and $607,000 of additional costs related to the issuances of Series B cumulative convertible redeemable preferred stock on December 30, 2004 and June 15, 2005.
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
SUBSEQUENT EVENTS:
On July 13, 2006, the Company acquired the Marriott Crystal Gateway hotel in Arlington, Virginia, from EADS Associates Limited Partnership for approximately $107.2 million. The purchase price consisted of the assumption of approximately $53.3 million of mortgage debt, due December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter, the issuance of approximately $42.7 million worth of limited partnership units, which equates to 3,814,842 units valued at $11.20 per unit, approximately $2.5 million in cash paid in lieu of units, the reimbursement of capital expenditures costs of approximately $7.2 million, and other net closing costs and adjustments of approximately $1.5 million. The limited partnership units issued represent Class B units, with a fixed dividend rate of 6.82% in years 1-3 and 7.2% thereafter based on the $11.20 per unit price, and have priority in payment of cash dividends over holders of common units. After ten years, either party may convert these units to common units. In addition, the Company assumed the existing management agreement which expires in 2017 with three ten-year renewal options. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current market management agreement. Hence, the Company intends to record an unfavorable contract liability of approximately $15.8 million related to this management agreement as of the acquisition date, which will be amortized as a reduction to management fees on a straight-line basis over the initial term of the management agreement.
On July 14, 2006, the Company completed a $25.0 million draw on its $100.0 million credit facility, due August 17, 2008.
On July 21, 2006, the Company received approximately $15.2 million in full payment of all principal and interest due under its $15.0 million loan receivable, due April 2007.
On July 25, 2006, in a follow-on public offering, the Company issued 14,950,000 shares of its common stock at $11.40 per share, which generated gross proceeds of approximately $170.4 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $162.7 million. The 14,950,000 shares issued include 1,950,000 shares sold pursuant to an over-allotment option granted to the underwriters. On July 25, 2006, the net proceeds were used to pay down the Company’s $30.0 million balance on its $47.5 million credit facility, due October 10, 2007, and pay down its $98.9 million balance on its $100.0 million credit facility, due August 17, 2008.
On July 26, 2006, the Company modified its $47.5 million credit facility, due October 10, 2007, to extend both the revolving period and maturity date by one year to October 11, 2007 and October 10, 2008, respectively.
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
Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company periodically issues shares of restricted and non-restricted common stock. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of additional performance-based stock awards, including nonqualified stock options. As of June 30, 2006, no performance-based stock awards aside from the aforementioned stock grants have been issued.
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
In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. EITF No. 06-3 relates to taxes assessed by a governmental authority imposed on revenue-producing transactions, such as sales taxes. EITF No. 06-3 states that gross versus net income statement presentation of such taxes is an accounting policy decision requiring disclosure. EITF No. 06-3 further requires disclosure of the amount of such taxes reflected at gross, if any. The Company does not believe the adoption of EITF No. 06-3 will impact its financial condition or results of operations.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
As of June 30, 2006, our $802.5 million debt portfolio consisted of approximately $103.9 million of outstanding variable-rate debt and approximately $698.6 million of outstanding of fixed-rate debt, with interest rates ranging from 5.41% to 5.75%.
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
Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when rates are above the cap strike. As of June 30, 2006, derivatives with a fair value of approximately $1,400 were included in other assets, and derivatives with a fair value of $0 were included in other liabilities.
For the six months ended June 30, 2006, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of June 30, 2006 would be approximately $519,000.
As of June 30, 2006, our $112.6 million portfolio of notes receivable consisted of approximately $89.6 million of outstanding variable-rate notes and approximately $23.0 million of outstanding fixed-rate notes. For the six months ended June 30, 2006, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate notes receivable as of June 30, 2006 would be approximately $448,000.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2006, it does not consider those exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2006 Annual Stockholders’ Meeting on May 2, 2006 (“Annual Meeting”), the total number of shares of the Company’s voting capital stock entitled to vote was 63,386,882 shares (comprised of 55,939,017 common shares and 7,447,865 Series B-1 Preferred Shares), and a total of 59,685,044 shares (or 94.16%) of the Company’s voting capital stock were present at the Annual Meeting in person or by proxy.
At the Annual Meeting, the Company’s stockholders elected the seven nominees listed below as Directors of the Company until its 2007 Annual Stockholders’ Meeting. With respect to this election, the following table sets forth, for each of the directors elected, the number of votes cast for and the number of votes withheld:

Nominee	Votes For	Votes Withheld
Archie Bennett, Jr.	58,468,045	1,216,999
Monty Bennett	59,510,391	174,653
Marty Edelman	55,980,937	3,704,107
W.D. Minami	59,518,091	166,953
W. Michael Murphy	59,369,261	315,783
Philip S. Payne	59,372,691	312,353
Charles P. Toppino	59,371,191	313,853
Second, at the Annual Meeting, the Company’s stockholders ratified the selection of Ernst & Young LLP as our independent auditor for the ensuing year. In connection with this election, there were 59,535,549 votes cast for ratification, 129,015 votes against, and 20,480 shares abstained from voting.
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

Dated: August 4, 2006	By: /s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2006	By: /s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer
(Principal Financial Officer)

Dated: August 4, 2006	By: /s/ MARK L. NUNNELEY

Mark L. Nunneley
Chief Accounting Officer
(Principal Accounting Officer)