Form 10-Q
period 2006-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2006-11-03
CIK 1232582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .
Commission file number: 001-31775
ASHFORD HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-1062192

(State or other jurisdiction of	(IRS employer identification number)
incorporation or organization)

14185 Dallas Parkway, Suite 1100	75254

Dallas, Texas	(Zip code)
(Address of principal executive offices)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006:
Common Stock, $0.01 par value per share	72,942,841

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I: FINANCIAL INFORMATION (Unaudited)
ITEM I: FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Investment in hotel properties, net	$1,351,950	$1,106,668
Cash and cash equivalents	111,690	57,995
Restricted cash	15,387	27,842
Accounts receivable, net of allowance of $355 and $366, respectively	21,819	21,355
Inventories	1,387	1,186
Assets held for sale	2,451	117,873
Notes receivable	97,357	107,985
Deferred costs, net	12,822	13,975
Prepaid expenses	4,451	9,662
Other assets	33,228	4,014
Intangible assets, net	1,057	1,181
Due from third-party hotel managers	19,997	12,274
Due from affiliates	753	476

Total assets	$1,674,349	$1,482,486

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$753,654	$908,623
Capital leases payable	221	453
Accounts payable	13,322	9,984
Accrued expenses	28,314	21,054
Dividends payable	19,880	13,703
Deferred income	304	338
Deferred incentive management fees	4,655	—
Unfavorable management contract liability	15,599	—
Due to third-party hotel managers	1,929	1,385
Due to affiliates	1,829	5,654

Total liabilities	839,707	961,194

Commitments and contingencies (see Note 14)
Minority interest	118,832	87,969
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 issued and outstanding at September 30, 2006 and December 31, 2005	75,000	75,000

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at September 30, 2006 and December 31, 2005	23	23
Common stock, $0.01 par value, 200,000,000 shares authorized, 72,321,695 and 43,831,394 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	723	438
Additional paid-in capital	700,625	403,919
Unearned compensation	—	(4,792)
Accumulated other comprehensive income	369	1,372
Accumulated deficit	(60,930)	(42,637)

Total owners’ equity	640,810	358,323

Total liabilities and owners’ equity	$1,674,349	$1,482,486

     See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUE
Rooms	$98,585	$79,098	$285,162	$175,274
Food and beverage	18,796	13,371	54,079	35,597
Other	4,992	4,139	14,188	9,699

Total hotel revenue	122,373	96,608	353,429	220,570

Interest income from notes receivable	3,652	3,825	11,518	9,488
Asset management fees from affiliates	299	292	934	940

Total Revenue	126,324	100,725	365,881	230,998

EXPENSES
Hotel operating expenses
Rooms	22,559	17,917	62,895	39,079
Food and beverage	14,666	10,673	41,337	26,952
Other direct	2,279	1,623	6,033	3,843
Indirect	36,757	30,346	105,356	68,559
Management fees — third-party hotel managers	2,871	2,215	8,430	3,547
Management fees — affiliates (see Note 13)	1,797	1,605	5,454	4,146

Total hotel expenses	80,929	64,379	229,505	146,126

Property taxes, insurance, and other	7,439	5,553	19,887	12,004
Depreciation and amortization	13,812	9,045	37,120	19,185
Loss on reclassification from discontinued to continuing	—	—	863	—
Corporate general and administrative:
Stock-based compensation	1,411	952	4,120	2,484
Other corporate and administrative	3,398	2,931	10,838	7,923

Total Operating Expenses	106,989	82,860	302,333	187,722

OPERATING INCOME	19,335	17,865	63,548	43,276

Interest income	1,005	270	2,065	727
Interest expense	(10,940)	(11,443)	(33,703)	(22,217)
Amortization of loan costs	(495)	(1,136)	(1,470)	(3,123)
Write-off of loan costs and exit fees	—	—	(788)	(151)
Loss on debt extinguishment	—	—	—	(2,257)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	8,905	5,556	29,652	16,255

Benefit from (provision for) income taxes	929	(1,235)	661	(1,213)
Minority interest	(1,184)	(873)	(4,565)	(3,068)

INCOME FROM CONTINUING OPERATIONS	8,650	3,448	25,748	11,974

Income from discontinued operations, net	—	2,474	1,387	2,463

NET INCOME	8,650	5,922	27,135	14,437
Preferred dividends	2,719	2,570	8,156	6,584

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,931	$3,352	$18,979	$7,853

Basic and Diluted:
Income From Continuing Operations Per Share Available To Common Shareholders	$0.09	$0.02	$0.30	$0.14

Income From Discontinued Operations Per Share	$—	$0.06	$0.02	$0.06

Net Income Per Share Available To Common Shareholders	$0.09	$0.08	$0.32	$0.20

Weighted Average Common Shares Outstanding	67,157,286	43,145,657	58,320,142	39,199,479

     See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
NET INCOME	$8,650	$5,922	$27,135	$14,437
Reclassification to Reduce Interest Expense	(290)	—	(1,001)	—
Net Unrealized Gains (Losses) on Derivative Instruments	(1)	491	(2)	722

Comprehensive Income	$8,359	$6,413	$26,132	$15,159

See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.
Consolidated Statement of Owners’ Equity
For the Nine Months Ended September 30, 2006
(In Thousands, Except Per Share Amounts)
(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income	Deficit	Total
Balance at December 31, 2005	2,300	$23	43,831	$438	$403,919	$(4,792)	$1,372	$(42,637)	$358,323
Reclassification of Unearned Compensation	—	—	—	—	(4,792)	4,792	—	—	—
Amortization of Unearned Compensation	—	—	—	—	3,935	—	—	—	3,935
Forfeitures of Restricted Common Shares	—	—	(2)	—	—	—	—	—	—
Issuance of Common Shares in Follow-On Public Offering on January 25, 2006	—	—	12,108	121	128,014	—	—	—	128,135
Issuance of Common Shares in Follow-On Public Offering on July 25, 2006	—	—	14,950	149	161,808	—	—	—	161,957
Issuance of Restricted Common Shares to Employees	—	—	646	6	(6)	—	—	—	—
Issuance of Common Shares to Directors	—	—	16	—	186	—	—	—	186
Issuance of Common Shares in Exchange for Units	—	—	773	9	7,561	—	—	—	7,570
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(37,271)	(37,271)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(3,687)	(3,687)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	(4,470)	(4,470)
Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	(2)	—	(2)
Reclassification to Reduce Interest Expense	—	—	—	—	—	—	(1,001)	—	(1,001)
Net Income	—	—	—	—	—	—	—	27,135	27,135

Balance at September 30, 2006	2,300	$23	72,322	$723	$700,625	$—	$369	$(60,930)	$640,810

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$27,135	$14,437
Adjustments to reconcile net income to net cash flow provided by operations:
Depreciation and amortization	37,120	19,191
Loss on reclassification from discontinued to continuing	863	—
Amortization of loan costs	1,470	3,123
Write-off of loan costs and exit fees	788	151
Loss on debt extinguishment	—	2,257
Amortization to reduce interest expense from comprehensive income	(1,001)	—
Stock-based compensation	4,120	2,484
Minority interest	4,860	3,690
Changes in assets and liabilities:
Accounts receivable and inventories	932	(7,398)
Other miscellaneous assets	(862)	(1,572)
Restricted cash	15,690	253
Other miscellaneous liabilities	8,007	2,136

Net cash flow provided by operating activities	99,122	38,752

Cash flows from investing activities:
Acquisitions or originations of notes receivable	(26,308)	(37,240)
Proceeds from payments of notes receivable	37,163	17,062
Acquisitions of hotel properties	(142,415)	(541,190)
Deposits for future acquisitions of hotel properties	(27,000)	—
Proceeds from sales of discontinued operations	17,445	28,212
Improvements and additions to hotel properties	(29,746)	(26,265)

Net cash flow used in investing activities	(170,861)	(559,421)

Cash flows from financing activities:
Payments of dividends	(46,213)	(25,721)
Borrowings on indebtedness and capital leases	153,915	440,000
Payments on indebtedness and capital leases	(270,853)	(110,373)
Payments of deferred financing costs	(1,453)	(5,410)
Payments to extinguish indebtedness	—	(2,257)
Proceeds received from follow-on public offerings	290,092	145,524
Proceeds received from common stock sale to financial institution	—	18,902
Proceeds received from Series B preferred stock sale	—	65,000
Payments to convert partnership units into common stock	(54)	—
Payments related to Series B preferred stock sale	—	(654)

Net cash flow provided by financing activities	125,434	525,011

Net change in cash and cash equivalents	53,695	4,342
Cash and cash equivalents, beginning balance	57,995	47,109

Cash and cash equivalents, ending balance	$111,690	$51,451

     See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
The Company elected to be treated as a REIT for federal income tax purposes. As a result of limitations imposed on REITs related to operating hotel properties, each of the Company’s hotel properties is leased or owned by a wholly-owned subsidiary of the Company that is treated as a taxable REIT subsidiary for federal income tax purposes (collectively, such subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P. (“Remington Lodging”), one of the Company’s primary property managers, is beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of September 30, 2006, Remington Lodging managed 30 of the Company’s 73 hotel properties while unaffiliated management companies managed the remaining 43 hotel properties.
As of September 30, 2006, 72,321,695 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, and 14,133,571 units of limited partnership interest held by entities other than the Company were outstanding. During the nine months ended September 30, 2006, the Company completed the following transactions:
•	On January 25, 2006, the Company issued 12,107,623 shares of common stock in a follow-on public offering.

•	On March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executive officers and certain employees of the Company and its affiliates.

•	On May 2, 2006, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2007.

•	On July 13, 2006, the Company issued 3,814,842 units of limited partnership interest in connection with the acquisition of a hotel property.

•	On July 25, 2006, the Company issued 14,950,000 shares of common stock in a follow-on public offering.

•	During the nine months ended September 30, 2006, the Company issued 773,346 shares of common stock in exchange for 773,346 units of limited partnership interest.
As of September 30, 2006, the Company owned 73 hotel properties in 22 states with 12,963 rooms, an office building with nominal operations, and approximately $97.6 million of mezzanine or first-mortgage loans receivable.
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
In addition, the following items affect the Company’s reporting comparability related to its consolidated financial statements:
•	The operations of the Company’s hotels have historically been seasonal. This seasonality pattern causes fluctuations in the Company’s operating results. Consequently, operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

•	Marriott International, Inc. (“Marriott”) manages 24 of the Company’s properties. For these 24 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 24 Marriott-managed hotels, the third quarter of 2006 ended September 8th.

•	Certain previously reported amounts have been reclassified to conform to the current presentation.
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
In addition, in connection with the Company’s acquisition of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006, the Company assumed the existing management agreement, which expires in 2017 with three ten-year renewal options and provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current market management agreement. Hence, the Company recorded an unfavorable contract liability of approximately $15.8 million related to this management agreement as of the acquisition date based on the present value of expected cash outflows over the initial term of the agreement.
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
Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes for Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the three and nine month periods ended September 30, 2006 and 2005, the benefit from (provision for) income taxes relates to the net (loss) income associated with Ashford TRS.
Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.
Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company periodically issues shares of restricted and non-restricted common stock. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of additional performance-based stock awards, including nonqualified stock options. As of September 30, 2006, no performance-based stock awards aside from the aforementioned stock grants have been issued.
Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except share and per share amounts):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income from continuing operations less preferred dividends — basic	$5,931	$878	$17,592	$5,390

Weighted average common shares outstanding — basic	67,157,286	43,145,657	58,320,142	39,199,479
Incremental diluted shares related to option to purchase common shares	—	—	—	125,490
Incremental diluted shares related to unvested restricted shares	143,829	148,549	361,399	226,871

Weighted average common shares outstanding — diluted	67,301,115	43,294,206	58,681,541	39,551,840

Income per share from continuing operations — basic	$0.09	$0.02	$0.30	$0.14

Income per share from continuing operations — diluted	$0.09	$0.02	$0.30	$0.14

For the three and nine months ended September 30, 2006, dividends related to convertible preferred shares of approximately $1.5 million and $4.5 million, respectively, and weighted average convertible preferred shares outstanding of approximately 7.5 million and 7.5 million, respectively, are excluded from the diluted earnings per share calculation as such shares are anti-dilutive. For the three and nine months ended September 30, 2006, minority interest of approximately $1.2 million and $4.6 million, respectively, and weighted average units of limited partnership interest of approximately 13.6 million and 11.8 million units, respectively, are excluded from the diluted earnings per share calculation as such units are anti-dilutive.
For the three and nine months ended September 30, 2005, dividends related to convertible preferred shares of approximately $1.3 million and $2.9 million, respectively, and weighted average convertible preferred shares outstanding of approximately 7.5 million and 3.5 million shares, respectively, are excluded from the diluted earnings per share calculation as such shares are anti-dilutive. For the three and nine months ended September 30, 2005, minority interest of approximately $873,000 and $3.1 million, respectively, and weighted average units of limited partnership interest of approximately 11.1 million and 9.7 million units, respectively, are excluded from the diluted earnings per share calculation as such units are anti-dilutive.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the tax position must be measured to determine the amount of benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company is currently evaluating the potential impact of FIN No. 48 for adoption in the first quarter of 2007. The cumulative effect of applying the provisions of FIN No. 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007.

4. Investment in Hotel Properties
Investment in Hotel Properties consists of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Land	$188,427	$163,493
Buildings and improvements	1,143,034	910,332
Furniture, fixtures, and equipment	111,282	87,096
Construction in progress	8,035	7,012

Total cost	1,450,778	1,167,933
Accumulated depreciation	(98,828)	(61,265)

Investment in hotel properties, net	$1,351,950	$1,106,668

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
On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, for approximately $95.0 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $96.5 million.
On July 13, 2006, the Company acquired the Marriott Crystal Gateway hotel in Arlington, Virginia, for approximately $107.2 million. Considering closing costs and the unfavorable contract liability assumed, this acquisition generated an increase in Investment in Hotel Properties of approximately $123.7 million. See Note 17 for further discussion.
5. Assets Held for Sale and Discontinued Operations
On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, six of which were sold prior to December 31, 2005. On January 17, 2006, the Company sold the remaining two properties for approximately $10.7 million, net of closing costs. Operating results related to these eight hotel properties during the periods such hotels were owned are included in income from discontinued operations for both the three and nine month periods ended September 30, 2006 and 2005. In addition, in late 2005, the Company made a strategic commitment to sell a portion of one of the other hotel properties acquired in this acquisition, which resulted in approximately $2.5 million of carrying value classified as assets held for sale at September 30, 2006. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.
On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell 15 of these properties. On March 24, 2006, the Company sold eight of these properties for approximately $100.4 million, net of closing costs. Operating results related to these eight hotel properties during the periods such hotels were owned are included in income from discontinued operations for both the three and nine month periods ended September 30, 2006 and 2005. No significant gain or loss or adverse tax consequences have resulted from the sales of these properties.
Subsequent to March 31, 2006, Company management made a strategic decision to discontinue further sales efforts related to the seven remaining hotels acquired on June 17, 2005. The Company periodically evaluates its hotels from a short, mid, and long-term hold perspective. These seven hotels have performed better than expected, and the Company is optimistic about their future. Accordingly, the Company made the decision to maintain these hotels in its ongoing portfolio. Consequently, the Company has classified such assets and operating results in continuing operations as of September 30, 2006 and for the three and nine month periods then ended. In addition, all income statement results previously reported as discontinued related to these hotels have been reclassified to continuing operations for all comparative periods shown. Likewise, assets previously reported as assets held for sale related to these hotels have been reclassified to investment in hotel properties for all periods shown. The Company recorded such assets in investment in hotel properties at approximately $38.9 million, which represents the carrying value of such assets (net of depreciation not recognized while said assets were held for sale of approximately $863,000), which is lower than such assets’ estimated fair values.

For the three and nine months ended September 30, 2006 and 2005, financial information related to the Company’s hotel properties included in income from discontinued operations was as follows (in thousands):

	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended
	September 30, 2005	September 30, 2006	September 30, 2005
Total revenues	$8,553	$7,418	$10,985

Operating expenses	5,618	5,768	8,060
Amortization	—	—	5

Operating income	2,935	1,650	2,920

Benefit from income taxes	166	31	166
Minority interest	(627)	(294)	(623)

Net income	$2,474	$1,387	$2,463

For the three months ended September 30, 2006, the Company did not report discontinued operations and the remaining asset held for sale had nominal operations.

6. Notes Receivable
Notes receivable consists of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
$15.0 million mezzanine loan secured by one hotel property, matures January 2007, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	$—	$15,000
$15.0 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	—	15,000
$6.6 million mezzanine loan secured by one hotel property, matures May 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor (LIBOR plus 10% with 2% LIBOR floor pay rate with deferred interest through maturity), with interest-only payments through maturity	—	7,022
$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	11,000	11,000
$5.0 million mezzanine loan secured by one hotel property, matures October 2007, at an interest rate of LIBOR plus 11.35%, with interest-only payments through maturity	5,000	5,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	8,000	8,000
$8.0 million mezzanine loan secured by one hotel property, matures May 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	8,000	8,000
$8.5 million mezzanine loan secured by one hotel property, matures June 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	8,500	8,500
$4.0 million mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	4,000
$5.6 million mezzanine loan secured by one hotel property, matures July 2008, at an interest rate of LIBOR plus 9.5%, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule	5,583	5,583
$3.0 million mezzanine loan secured by one hotel property, matures September 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	3,000
$18.2 million first-mortgage loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
$26.3 million mezzanine loan secured by 107 hotel properties, matures April 2008, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	26,308	—

Gross notes receivable	$97,591	$108,305
Deferred income, net	(234)	(320)

Net notes receivable	$97,357	$107,985

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
On July 21, 2006, the Company received approximately $15.2 million in full payment of all principal and interest due under its $15.0 million loan receivable, due April 2007, described in the above table.
On September 24, 2006, the Company extended the maturity date on its $5.0 million mezzanine loan receivable, at an interest rate of LIBOR plus 11.35%, for one year from October 2006 to October 2007.
In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity. As of September 30, 2006, all notes receivable balances were current and no reserve for loan losses had been recorded.
7. Intangibles
As of September 30, 2006, the Company’s gross and net intangible assets of approximately $1.4 million and $1.1 million, respectively, relate to existing tenant leases of an office building, primarily representing market-rate adjustments, occupancy levels, customer relationships, and origination fees. Such costs are amortized over the related remaining lease terms, which expire between 2008 and 2015. For the three and nine months ended September 30, 2006, amortization expense related to these intangibles was approximately $52,000 and $159,000, respectively. During the next five fiscal years, amortization expense related to these intangibles will range from approximately $211,000 in 2006 decreasing to approximately $125,000 in 2010.

8. Indebtedness
Indebtedness consists of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
$487.1 million mortgage note payable secured by 32 hotel properties, of which $192.5 million matures July 1, 2015 and $294.6 million matures February 1, 2016, at a weighted average fixed interest rate locked at 5.41%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning July 10, 2010	$487,110	$580,800
$211.5 million term loan secured by 16 hotel properties divided equally into two pools. The first pool for $110.9 million matures December 11, 2014, at a fixed interest rate of 5.75%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2009. The second pool for $100.6 million matures December 11, 2015, at a fixed interest rate of 5.7%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2010	211,475	211,475
$150.0 million secured credit facility secured by nine hotel properties, matures August 16, 2008, at an interest rate of LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.2% to 0.35% on the unused portion of the line payable quarterly, with two one-year extension options	—	60,000
$100.0 million secured credit facility secured by eight mezzanine notes receivable totaling approximately $65.1 million, matures December 23, 2008, at an interest rate of LIBOR plus a range of 1.5% to 2.75% depending on the loan to value ratio and collateral pledged, with interest-only payments due monthly, with a commitment fee of 0.0375% of the average undrawn balance payable quarterly	—	—
$47.5 million secured credit facility secured by 1 hotel property, revolving period through October 11, 2007, matures October 10, 2008, at an interest rate of LIBOR plus 1.0% to 1.5% depending on the outstanding balance through the revolving period and LIBOR plus 2% thereafter, with interest-only payments due monthly	—	45,000
Mortgage note payable secured by one hotel property, matures December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter, with principal and interest payments due monthly of approximately $462,000 through December 31, 2007 and $598,000 thereafter, and including a remaining premium of approximately $2.0 million	55,069	—
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.4%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $53,000 by maturity	—	11,348

Total	$753,654	$908,623

At September 30, 2006 and December 31, 2005, LIBOR was 5.32% and 4.39%, respectively.
On January 31, 2006, the Company repaid its $60.0 million balance outstanding on its $100.0 million credit facility, due August 16, 2008. On February 27, 2006, April 18, 2006, and July 14, 2006, the Company completed draws of approximately $10.0 million, $88.9 million, and $25.0 million, respectively, on this credit facility. On June 28, 2006, the Company paid down this credit facility by approximately $25.0 million. On July 25, 2006, the Company repaid the $98.9 million outstanding balance on this credit facility. On September 8, 2006, the Company modified this credit facility to increase its capacity to $150.0 million with the ability to be increased to $200.0 million subject to certain conditions and reduce the interest rate from LIBOR plus a range of 1.6% to 1.95% to LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio. As of September 30, 2006, there was no outstanding balance on this credit facility.
On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, at an interest rate of LIBOR plus 2%, to $100. On April 3, 2006, the Company modified this mortgage note payable to a $47.5 million revolving credit facility, with a revolving period through October 11, 2006, maturity remaining October 10, 2007, and interest rates during the revolving period ranging from LIBOR plus 1% to LIBOR plus 1.5% depending on the outstanding balance. After the revolving period expires, the interest rate resumes its original rate of LIBOR plus 2%. Consistent with the original mortgage, the modified credit facility requires monthly interest-only payments and has three one-year extension options. On April 18, 2006 and June 6, 2006, the Company completed draws of approximately $15.0 million and $15.0 million, respectively, on this credit facility. On July 25, 2006, the Company repaid the $30.0 million outstanding balance on this credit facility. On July 26, 2006, the Company modified this credit facility to extend both the revolving period and maturity date by one year to October 11, 2007 and October 10, 2008, respectively. As of September 30, 2006, approximately $100 was outstanding on this credit facility.
On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, which had an interest rate of 5.32% and matured July 1, 2015. This reduced the Company’s $580.8 million mortgage note payable outstanding at December 31, 2005, secured by 40 hotels, with an average interest rate of 5.4%, to $487.1 million outstanding at September 30, 2006, secured by 32 hotels, with an average interest rate of 5.41%. In connection with the buyer’s assumption of this debt, the Company wrote-off unamortized loan costs of approximately $687,000.
On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $102,000.
On July 13, 2006, in connection with the acquisition of the Marriott Crystal Gateway hotel in Arlington, Virginia, the Company assumed a mortgage note payable of approximately $53.3 million, due December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter. The Company originally recorded this mortgage at a premium of approximately $2.1 million as the fixed interest rate on this mortgage exceeds current interest rates the Company would otherwise incur on similar financial instruments. The debt premium is amortized as an adjustment to interest expense over the term of the mortgage using the effective interest method, which resulted in a reduction to interest expense of approximately $76,000 for both the three and nine months ended September 30, 2006.
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
As of September 30, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes, and currently does not have any derivatives that are not designated as hedges.
As of September 30, 2006, derivatives with a fair value of approximately $257 were included in other assets, and derivatives with a fair value of $0 were included in other liabilities. For the three and nine months ended September 30, 2006, the change in accumulated other comprehensive income of approximately ($291,000) and ($1.0 million), respectively, for derivatives designated as cash flow hedges is separately disclosed in the consolidated statements of comprehensive income. For the three and nine months ended September 30, 2005, the change in accumulated other comprehensive income of approximately $491,000 and $722,000, respectively, for derivatives designated as cash flow hedges is separately disclosed in the consolidated statements of comprehensive income. For both the three and nine months ended September 30, 2006 and 2005, no hedge ineffectiveness was recognized.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the three and nine months ended September 30, 2006, the change in accumulated other comprehensive income reflects a reclassification of approximately $290,000 and $1.0 million, respectively, from accumulated other comprehensive income to reduce interest expense. During the next twelve months, the Company estimates that approximately $369,000 will be reclassified from accumulated other comprehensive income existing at September 30, 2006 to reduce interest expense.
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

On August 1, 2006, the Company issued 3,000 shares of restricted common stock to certain employees of the Company. Such shares vest over three years.
During the nine months ended September 30, 2006, 2,225 unvested shares of restricted common stock were forfeited.
All shares issued under the Company’s Stock Plan are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of each issuance. For the three and nine months ended September 30, 2006, the Company recognized compensation expense of approximately $1.4 million and $4.1 million, respectively, related to these shares. For the three and nine months ended September 30, 2005, the Company recognized compensation expense of approximately $952,000 and $2.5 million, respectively, related to these shares. As of September 30, 2006, the value of the Company’s unvested shares of restricted stock was approximately $8.9 million, with an average remaining vesting period of approximately 1.33 years.
The following table summarizes information regarding the Company’s Stock Plan:

		Weighted Average
	Share Count	Grant Price

Unvested shares at December 31, 2005	685,553	$9.77
Shares granted on March 28, 2006	642,557	12.47
Shares granted on May 2, 2006	16,000	11.61
Shares forfeited on June 14, 2006	(2,225)	12.22
Shares granted on August 1, 2006	3,000	11.51
Shares vested during the nine months ended September 30, 2006	(405,262)	9.56

Unvested shares at September 30, 2006	939,623	$11.74

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
On July 25, 2006, in a follow-on public offering, the Company issued 14,950,000 shares of its common stock at $11.40 per share, which generated gross proceeds of approximately $170.4 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $162.0 million. The 14,950,000 shares issued include 1,950,000 shares sold pursuant to an over-allotment option granted to the underwriters. On July 25, 2006, the net proceeds were used to pay down the Company’s $30.0 million balance on its $47.5 million credit facility, due October 10, 2007, and pay down its $98.9 million balance on its $100.0 million credit facility, due August 17, 2008.
Common Stock and Units Dividends — During the nine months ended September 30, 2006, the Company declared cash dividends of approximately $43.6 million, or $0.20 per diluted share, related to both common stockholders and common unit holders, of which approximately $37.3 million and $6.3 million related to each, respectively. During the nine months ended September 30, 2006, the Company declared cash dividends of approximately $634,000, or $0.19 per diluted share prorated for days outstanding, related to Class B unit holders.
Series A Preferred Stock Dividends — During the nine months ended September 30, 2006, the Company declared cash dividends of approximately $3.7 million, or $0.5344 per diluted share, related to Series A preferred stockholders.
Series B Preferred Stock Dividends — During the nine months ended September 30, 2006, the Company declared cash dividends of approximately $4.5 million, or $0.20 per diluted share, related to Series B preferred stockholders.
12. Minority Interest
Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on August 29, 2003, and subsequent exercise of the underwriters’ over-allotment option on September 26, 2003, the Company issued 5,657,917 units of limited partnership interest to affiliates. During the years ended December 31, 2004 and 2005, the Company issued 440,008 and 4,994,150 units of limited partnership interest, respectively, in connection with acquisitions of hotel properties. During the nine months ended September 30, 2006, the Company issued 773,346 shares of common stock in exchange for 773,346 units of limited partnership interest.
On July 13, 2006, the Company issued 3,814,842 Class B common units of limited partnership interest in connection with the acquisition the Marriott Crystal Gateway hotel in Arlington, Virginia. Class B common units have a fixed dividend rate of 6.82% in years 1-3 and 7.2% thereafter, and have priority in payment of cash dividends over holders of common units but otherwise have no preference over common units.
As of September 30, 2006 and December 31, 2005, all units of limited partnership interest represent a 16.35% and 20.2% minority interest ownership, respectively. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion, subject to contractual lock-up agreements that prevent holders of Class B common units from redeeming 1/3 of said units before 18 months and 1/3 of said units before two years from the issuance date. Beginning ten years after issuance, each Class B common unit of limited partnership interest may be converted into a common unit at either party’s discretion.
13. Related Party Transactions
Under management agreements with related parties owned by the Company’s Chairman and its Chief Executive Officer, the Company pays such related parties a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors. As of September 30, 2006, these related parties managed 30 of the Company’s 73 hotels while unaffiliated management companies managed the remaining 43 hotel properties.
Under agreements with both related parties and unaffiliated hotel managers, the Company incurred property management fees, including incentive property management fees, of approximately $4.9 million and $16.9 million for the three and nine months ended September 30, 2006, respectively, and approximately $4.7 million and $9.4 million for the three and nine months ended September 30, 2005, respectively. Incentive property management fees are included in indirect expenses on the consolidated statements of operations.
Regarding the $4.9 million incurred for the three months ended September 30, 2006, approximately $1.9 million and $3.0 million relates to related parties and third parties, respectively. Regarding the $16.9 million incurred for the nine months ended September 30, 2006, approximately $6.4 million and $10.5 million relates to related parties and third parties, respectively.
Regarding the $4.7 million incurred for the three months ended September 30, 2005, approximately $2.1 million and $2.7 million relates to related parties and third parties, respectively. Regarding the $9.4 million incurred for the nine months ended September 30, 2005, approximately $5.3 million and $4.0 million relates to related parties and third parties, respectively.
Under these agreements with related parties, the Company also incurred market service and project management fees related to capital improvement projects of approximately $845,000 and $3.6 million for the three and nine months ended September 30, 2006, respectively, and approximately $1.2 million and $2.2 million for the three and nine months ended September 30, 2005, respectively.
In addition, these related parties fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, travel, and accounting. The related parties allocate such charges to the Company based on various methodologies, including headcount and actual amounts incurred. For the three and nine months ended September 30, 2006, such costs were approximately $962,000 and $3.0 million, respectively. For the three and nine months ended September 30, 2005, such costs were approximately $752,000 and $2.2 million, respectively.
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
14. Commitments and Contingencies
Restricted Cash — Under certain management and debt agreements existing at September 30, 2006, the Company escrows payments required for insurance, real estate taxes, and debt service. In addition, for certain properties with underlying debt, the Company escrows 4% to 6% of gross revenue for capital improvements.
Franchise Fees — Under franchise agreements existing at September 30, 2006, the Company pays franchisors royalty fees between 2.5% and 6% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2024. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.

Management Fees — Under management agreements existing at September 30, 2006, the Company pays a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as an annual incentive management fee, if applicable, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire from 2006 through 2026, with renewal options on agreements with related parties of up to 25 additional years. In addition, if the Company terminates a management agreement related to any of its initial properties prior to its expiration due to sale of the property, it may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to any of its hotels for reasons other than sale of the property, it may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel.
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
15. Supplemental Cash Flow Information
During the nine months ended September 30, 2006 and 2005, interest paid was approximately $34.3 million and $20.4 million, respectively.
During the nine months ended September 30, 2006 and 2005, income taxes paid were approximately $1.3 million and $714,000, respectively.
During the nine months ended September 30, 2006, the Company recorded the following non-cash transactions: a) on March 24, 2006, in connection with the sale of eight hotel properties, the buyer assumed approximately $93.7 million of the Company’s mortgage debt, b) on March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executives and certain employees of the Company and its affiliates, c) on May 2, 2006, the Company issued 16,000 shares of common stock to its directors, d) on August 1, 2006, the Company issued 3,000 shares of restricted common stock to certain employees of the Company, e) on July 13, 2006, in connection with its acquisition of a hotel property, the Company assumed a mortgage note payable of approximately $53.3 million and recognized a debt premium of approximately $2.1 million, f) on July 13, 2006, in connection with its acquisition of a hotel property, the Company issued 3,814,842 units of limited partnership interest, and g) during the nine months ended September 30, 2006, the Company issued 773,346 shares of common stock in exchange for 773,346 units of limited partnership interest.
During the nine months ended September 30, 2005, the Company recorded the following non-cash transactions: a) on March 16, 2005, the Company assumed approximately $164.7 million in mortgage debt related to the acquisition of a 21-property hotel portfolio and recognized a debt premium of approximately $5.7 million, b) on March 16, 2005, the Company issued 4,994,150 units of limited partnership interest related to the acquisition of a 21-property hotel portfolio, c) on March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executives and certain employees, d) on March 30, 2005, in connection with the early extinguishment of debt, the Company wrote-off the related portion of the debt premium of approximately $1.4 million, e) on May 12, 2005, the Company issued 10,000 shares of common stock to its directors, f) on June 15, 2005, the Company sold a financial institution 6,454,816 shares of Series B cumulative convertible redeemable preferred stock and recognized a preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 preferred stock conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred stock, and g) on September 26, 2005, the Company issued 39,000 shares of restricted common stock to certain employees.
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

For the three months ended September 30, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$122,672	$3,652	$—	$126,324

Operating expenses	88,368	—	—	88,368
Depreciation and amortization	13,812	—	—	13,812
Corporate general and administrative	—	—	4,809	4,809

Operating income (loss)	20,492	3,652	(4,809)	19,335

Interest income	—	—	1,005	1,005
Interest expense	—	—	(10,940)	(10,940)
Amortization of loan costs	—	—	(495)	(495)

Income (loss) before minority interest and benefit from income taxes	20,492	3,652	(15,239)	8,905

Benefit from income taxes	—	—	929	929
Minority interest	—	—	(1,184)	(1,184)

Net income (loss) from continuing operations	$20,492	$3,652	$(15,494)	$8,650

For the three months ended September 30, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$96,900	$3,825	$—	$100,725

Operating expenses	69,932	—	—	69,932
Depreciation and amortization	9,045	—	—	9,045
Corporate general and administrative	—	—	3,883	3,883

Operating income (loss)	17,923	3,825	(3,883)	17,865

Interest income	—	—	270	270
Interest expense	—	—	(11,443)	(11,443)
Amortization of loan costs	—	—	(1,136)	(1,136)

Income (loss) before minority interest and provision for income taxes	17,923	3,825	(16,192)	5,556

Provision for income taxes	—	—	(1,235)	(1,235)
Minority interest	—	—	(873)	(873)

Net income (loss) from continuing operations	$17,923	$3,825	$(18,300)	$3,448

Income from discontinued operations, net				2,474

Net income				$5,922

For the nine months ended September 30, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$354,363	$11,518	$—	$365,881

Operating expenses	249,392	—	—	249,392
Depreciation and amortization	37,120	—	—	37,120
Loss on reclassification of discontinued to continuing	863	—	—	863
Corporate general and administrative	—	—	14,958	14,958

Operating income (loss)	66,988	11,518	(14,958)	63,548

Interest income	—	—	2,065	2,065
Interest expense	—	—	(33,703)	(33,703)
Amortization of loan costs	—	—	(1,470)	(1,470)
Write-off of loan costs	—	—	(788)	(788)

Income (loss) before minority interest and provision for income taxes	66,988	11,518	(48,854)	29,652

Benefit from income taxes	—	—	661	661
Minority interest	—	—	(4,565)	(4,565)

Net income (loss) from continuing operations	$66,988	$11,518	$(52,758)	$25,748

Income from discontinued operations, net				1,387

Net income				$27,135

For the nine months ended September 30, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$221,510	$9,488	$—	$230,998

Operating expenses	158,130	—	—	158,130
Depreciation and amortization	19,185	—	—	19,185
Corporate general and administrative	—	—	10,407	10,407

Operating income (loss)	44,195	9,488	(10,407)	43,276

Interest income	—	—	727	727
Interest expense	—	—	(22,217)	(22,217)
Amortization of loan costs	—	—	(3,123)	(3,123)
Write-off of loan costs	—	—	(151)	(151)
Loss on debt extinguishment	—	—	(2,257)	(2,257)

Income (loss) before minority interest and provision for income taxes	44,195	9,488	(37,428)	16,255

Provision for income taxes	—	—	(1,213)	(1,213)
Minority interest	—	—	(3,068)	(3,068)

Net income (loss) from continuing operations	$44,195	$9,488	$(41,709)	$11,974

Income from discontinued operations, net				2,463

Net income				$14,437

As of September 30, 2006 and December 31, 2005, aside from the Company’s $97.6 million and $108.3 million portfolio of notes receivable, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the three and nine months ended September 30, 2006 and 2005, all capital expenditures incurred by the Company relate to the direct hotel investments segment.
As of September 30, 2006 and December 31, 2005, all of the Company’s owned hotels are domestically located. In addition, at September 30, 2006 and December 31, 2005, all hotels securing the Company’s notes receivable are domestically located with the exception of one hotel securing an $18.2 million loan receivable located in Nevis, West Indies.

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
On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, from W2001 Pac Realty, L.L.C. for approximately $95.0 million in cash and immediately re-branded the property as a JW Marriott. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million to fund this acquisition. The Company expects to incur at least $10.0 million to renovate and upgrade the property, of which approximately $51,000 had been incurred as of September 30, 2006. In addition, Marriott contributed $5.0 million related to the re-branding of this property. The Company recorded this contribution as deferred incentive management fees, which is being amortized as a reduction to management fees on a straight-line basis over the term of the management agreement, which expires in 2026.
On July 13, 2006, the Company acquired the Marriott Crystal Gateway hotel in Arlington, Virginia, from EADS Associates limited Partnership for approximately $107.2 million. The purchase price consisted of the assumption of approximately $53.3 million of mortgage debt, the issuance of approximately $42.7 million worth of limited partnership units, which equates to 3,814,842 units valued at $11.20 per unit, approximately $2.5 million in cash paid in lieu of units, the reimbursement of capital expenditures costs of approximately $7.2 million, and other net closing costs and adjustments of approximately $1.5 million. The limited partnership units issued represent Class B common units, with a fixed dividend rate of 6.82% in years 1-3 and 7.2% thereafter based on the $11.20 per unit price, and have priority in payment of cash dividends over holders of common units. After ten years, either party may convert these units to common units. For accounting purposes, these units were valued at approximately $40.6 million or $10.64 per unit, which represents the average market price of the Company’s common stock from five business days before the definitive agreement was finalized on May 18, 2006 to five business days after such date. In addition, the Company assumed the existing management agreement which expires in 2017 with three ten-year renewal options. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current market management agreement. Hence, the Company recorded an unfavorable contract liability of approximately $15.8 million related to this management agreement as of the acquisition date.
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
The following unaudited pro forma statements of operations for the nine months ended September 30, 2006 and 2005 are based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Total revenues	$405,309	$372,832

Operating expenses	336,285	309,422

Operating income	69,024	63,410

Interest income	2,065	727
Interest expense and amortization and write-off of loan costs	(33,995)	(35,011)
Loss on debt extinguishment	—	(2,257)

Income before minority interest and income taxes	37,094	26,869

Benefit from (provision for) income taxes	496	(1,976)
Minority interest	(6,146)	(4,070)

Income from continuing operations	31,444	20,823

Income from discontinued operations	1,356	2,297
Income taxes related to discontinued operations	31	166

Net income	32,831	23,286

Preferred dividends	(9,189)	(9,189)

Net income available to common shareholders	$23,642	$14,097

Basic and diluted:
Income from continuing operations per share available to common shareholders	$0.31	$0.16

Income from discontinued operations per share	$0.02	$0.03

Net income per share available to common shareholders	$0.33	$0.20

Weighted average shares outstanding	71,383	71,383

On September 6, 2006, the Company entered into a definitive agreement to acquire the Westin O’Hare hotel property in Rosemont, Illinois, for approximately $125.0 million in cash. Pursuant to this agreement, the Company deposited earnest money of $7.0 million, which is nonrefundable except under certain conditions and is recorded in other assets. To fund this acquisition, the Company intends to use cash currently available on its balance sheet, borrowings on its existing credit facilities, or new borrowings. The acquisition is expected to close in the fourth quarter of 2006.
On September 15, 2006, the Company entered into a definitive agreement to acquire a seven-property hotel portfolio from a partnership of affiliates of Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts for approximately $267.2 million in cash. Pursuant to this agreement, the Company deposited earnest money of $20.0 million, which is nonrefundable except under certain conditions and is recorded in other assets. To fund this acquisition, the Company intends to use cash currently available on its balance sheet, borrowings on its existing credit facilities, or new borrowings. The acquisition is expected to close in the fourth quarter of 2006.
18. Subsequent Events
On October 11, 2006, the Company issued 5,122 shares of common stock in exchange for 5,122 units of limited partnership interest.
On November 2, 2006, the Company issued 616,024 shares of common stock in exchange for 616,024 units of limited partnership interest.

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
Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2006. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.
EXECUTIVE OVERVIEW:
We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of September 30, 2006, we owned 73 hotels and approximately $97.6 million of mezzanine or first-mortgage loans receivable. Of these 73 hotels, six were contributed upon our formation, nine were acquired in the fourth quarter of 2003, 18 were acquired during 2004, 37 were acquired during 2005, and three were acquired in the first nine months of 2006 (one hotel acquired in each quarter).
The four non-comparative hotel properties acquired since June 30, 2005 that are included in continuing operations contributed approximately $20.0 million and $629,000 to our total revenue and operating income, respectively, for the three months ended September 30, 2006, and had no impact for the three months ended September 30, 2005 as none of these hotels were acquired that quarter. The 40 non-comparative hotel properties acquired since December 31, 2004 that are included in continuing operations contributed approximately $212.5 million and $39.8 million to our total revenue and operating income, respectively, for the nine months ended September 30, 2006, and approximately $88.8 million and $18.8 million to our total revenue and operating income, respectively, for the nine months ended September 30, 2005.
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
Throughout 2005 and the first nine months of 2006, strong economic growth in the United States economy combined with improved business demand generated strong RevPar growth throughout the lodging industry. For the remainder of 2006, forecasts for the lodging industry continue to be favorable.
RESULTS OF OPERATIONS:
Marriott International, Inc. (“Marriott”) manages 24 of the Company’s properties. For these 24 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 24 Marriott-managed hotels, the third quarter of 2006 ended September 8th.
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

The following table illustrates the key performance indicators for the three and nine months ended September 30, 2006 and 2005 for the 69 and 33 hotel properties included in continuing operations that we have owned throughout the comparative three and nine months periods presented, respectively (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Comparative Hotels (69 and 33 properties for quarter and year-to-date comparative periods, respectively):
Room revenues (in thousands)	$84,034	$79,098	$114,789	$106,309
RevPAR	$82.32	$75.94	$82.58	$76.44
Occupancy	75.58%	74.01%	76.30%	73.56%
ADR	$108.92	$102.61	$108.23	$103.92
The following table reflects key line items from our consolidated statements of operations for the three months ended September 30, 2006 and 2005 (in thousands, unaudited):

	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	September 30, 2006	September 30, 2005	2005 to 2006
Total revenue	$126,324	$100,725	$25,599

Total hotel expenses	80,929	64,379	(16,550)

Property taxes, insurance, and other	7,439	5,553	(1,886)
Depreciation and amortization	13,812	9,045	(4,767)
Corporate general and administrative	4,809	3,883	(926)

Operating income	19,335	17,865	1,470

Interest income	1,005	270	735
Interest expense	(10,940)	(11,443)	503
Amortization of loan costs	(495)	(1,136)	641
Write-off of loan costs and exit fees	—	—	—
Loss on debt extinguishment	—	—	—
Benefit from (provision for) income taxes	929	(1,235)	2,164
Minority interest	(1,184)	(873)	(311)
Income from discontinued operations, net	—	2,474	(2,474)

Net income	$8,650	$5,922	$2,728

The following table reflects key line items from our consolidated statements of operations for the nine months ended September 30, 2006 and 2005 (in thousands, unaudited):

	Nine Months	Nine Months	Favorable (Unfavorable)
	Ended	Ended	Change
	September 30, 2006	September 30, 2005	2005 to 2006
Total revenue	$365,881	$230,998	$134,883

Total hotel expenses	229,505	146,126	(83,379)

Property taxes, insurance, and other	19,887	12,004	(7,883)
Depreciation and amortization	37,120	19,185	(17,935)
Loss on reclassification from discontinued to continuing	863	—	(863)
Corporate general and administrative	14,958	10,407	(4,551)

Operating income	63,548	43,276	20,272

Interest income	2,065	727	1,338
Interest expense	(33,703)	(22,217)	(11,486)
Amortization of loan costs	(1,470)	(3,123)	1,653
Write-off of loan costs and exit fees	(788)	(151)	(637)
Loss on debt extinguishment	—	(2,257)	2,257
Benefit from (provision for) income taxes	661	(1,213)	1,874
Minority interest	(4,565)	(3,068)	(1,497)
Income from discontinued operations, net	1,387	2,463	(1,076)

Net income	$27,135	$14,437	$12,698
Comparison of the Three Months Ended September 30, 2006 and September 30, 2005
Revenue. Total revenue for the three months ended September 30, 2006 increased approximately $25.6 million or 25.4% to approximately $126.3 million from total revenue of approximately $100.7 million for the three months ended September 30, 2005. The increase was primarily due to approximately $20.0 million in incremental revenues attributable to the four hotel properties acquired since June 30, 2005 that are included in continuing operations and approximately $5.7 million increase in revenues for comparable hotels, primarily due to increases in room revenues, offset by a slight decrease of approximately $173,000 in income earned on the Company’s $97.6 million mezzanine loans receivable portfolio as a result of the slight decline in the average balance outstanding compared to the same period last year.
Room revenues at comparable hotels for the three months ended September 30, 2006 increased approximately $4.9 million or 6.2% compared to the same quarter of 2005, primarily due to an increase in RevPar from $75.94 to $82.32, which consisted of a 6.1% increase in ADR and a 2.1% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:
•	renovations were completed at several hotels in 2005, which generated increased occupancy in 2006 as rooms previously under renovations became available,

•	certain hotels were successful in increasing or garnering more favorable group room-night contracts in 2006, and

•	certain coastal-area hotels occupancy levels were negatively affected in 2005 due to nearby hurricanes.
Food and beverage revenues at comparable hotels for the three months ended September 30, 2006 increased approximately $690,000 or 5.2% compared to the third quarter of 2005 primarily due to the overall increase in occupancy.
Other revenues for the three months ended September 30, 2006 compared to the same period of 2005 increased approximately $853,000 or 20.6% due to an increase at comparable hotels of approximately $101,000 or 2.4%, primarily resulting from increases in occupancy, and an increase of approximately $752,000 related to incremental revenues attributable to the four hotel properties acquired since June 30, 2005 that are included in continuing operations.
Interest income from notes receivable decreased to approximately $3.7 million for the three months ended September 30, 2006 compared to approximately $3.8 million for the third quarter of 2005 due to a slight decrease in the average mezzanine loans portfolio balance outstanding during the three months ended September 30, 2006 compared to the same period last year, which was partially offset by increased interest rates.
Asset management fees were approximately $299,000 for the three months ended September 30, 2006 compared to approximately $292,000 for the third quarter of 2005. Asset management fees relate to 27 hotel properties owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates subsequently sold the remaining six hotel properties. However, the affiliates, pursuant to an agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.

Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $16.6 million or 25.7% for the three months ended September 30, 2006 compared to the third quarter of 2005, primarily due to approximately $14.7 million of expenses associated with the four hotel properties acquired since June 30, 2005 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $1.9 million or 2.9% for the three months ended September 30, 2006 compared to the third quarter of 2005 primarily due to increases in rooms and indirect expenses.
Rooms expense at comparable hotels increased approximately $858,000 or 4.8% for the three months ended September 30, 2006 compared to the third quarter of 2005 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Indirect expenses at comparable hotels increased approximately $602,000 or 2.0% for the three months ended September 30, 2006 compared to the third quarter of 2005. Indirect expenses increased as a result of:
•	increased hotel-level general and administrative expenses due to increased salaries and staffing needs consistent with increased revenues,

•	increased sales and marketing expenses due to increased room availability at certain hotels as a result of rooms undergoing renovations during the third quarter 2005,

•	increased franchise fees due to increased room revenues at certain hotels in 2006, and

•	increased energy costs due to increased utility rates.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $1.9 million or 34.0% for the three months ended September 30, 2006 compared to the third quarter of 2005 due to approximately $1.2 million of expenses associated with the four hotel properties acquired since June 30, 2005 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense increased approximately $646,000 in the third quarter of 2006 when compared to the third quarter of 2005 primarily resulting from increased property insurance rates, primarily due to 2005 hurricanes, and increased property value tax assessments at certain hotels.
Depreciation and Amortization. Depreciation and amortization increased approximately $4.8 million or 52.7% for the three months ended September 30, 2006 compared to the third quarter of 2005 primarily due to approximately $3.3 million of depreciation associated with the four hotel properties acquired since June 30, 2005 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $1.4 million in the third quarter of 2006 compared to the third quarter of 2005 as a result of capital improvements made at several comparative hotels since the second quarter of 2005.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $4.8 million for the three months ended September 30, 2006 compared to approximately $3.9 million for the third quarter of 2005 primarily due to overall company growth and an increase in non-cash expenses associated with stock-based compensation from approximately $952,000 in the third quarter of 2005 compared to approximately $1.4 million in the third quarter of 2006. As a percentage of total revenue, however, corporate general and administrative expense remained flat at approximately 3.8% and 3.9% during the third quarters of 2006 and 2005, respectively.
Operating Income. Operating income increased approximately $1.5 million to approximately $19.3 million for the three months ended September 30, 2006 from approximately $17.9 million for the three months ended September 30, 2005 as result of the aforementioned operating results.
Interest Income. Interest income increased approximately $735,000 from approximately $270,000 for the three months ended September 30, 2005 to approximately $1.0 million for the three months ended September 30, 2006 primarily due to interest earned on funds received from borrowings and equity offerings during the third quarter of 2006 in excess of interest earned on funds received from borrowings and equity offerings during the third quarter of 2005.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased approximately $1.1 million from approximately $12.6 million for the three months ended September 30, 2005 to approximately $11.4 million for the three months ended September 30, 2006. The decrease in interest expense and amortization of loan costs is associated with the lower average debt balance over the course of the two comparative periods and a $641,000 decrease in amortization of loan costs due to the payoffs of the related loans prior to the third quarter of 2006, offset slightly by increased interest rates.
Benefit from (Provision for) Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended September 30, 2006 and 2005, the benefit from (provision for) income taxes of approximately $929,000 and ($1.2) million, respectively, relates to the net (loss) income associated with Ashford TRS. For the three months ended September 30, 2005, an additional benefit from income taxes of approximately $166,000 is included in discontinued operations.
Minority Interest. Minority interest represents a reduction to net income of approximately $1.2 million and $873,000 for the three months ended September 30, 2006 and 2005, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.
Income from Continuing Operations. Income from continuing operations was approximately $8.7 million and $3.4 million for the three months ended September 30, 2006 and 2005, respectively, which represents an increase of approximately $5.2 million as a result of the aforementioned operating results.

Income from Discontinued Operations, Net. On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, six of which were sold in the second quarter of 2005. On January 17, 2006, the Company sold the remaining two properties. Operating results related to these two hotel properties are included in income from discontinued operations for the three months ended September 30, 2005. No properties were classified as discontinued operations for the three months ended September 30, 2006. In addition, no significant gain or loss or adverse tax consequences resulted from the sales of these properties.
Net Income. Net income was approximately $8.7 million and $5.9 million for the three months ended September 30, 2006 and 2005, respectively, which represents an increase of approximately $2.7 million as a result of the aforementioned operating results.
Preferred Dividends. During the three months ended September 30, 2006, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders, and approximately $1.5 million, or $0.20 per diluted share, for Series B preferred stockholders. During the three months ended September 30, 2005, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders, and approximately $1.3 million, or $0.18 per diluted share, for Series B preferred stockholders.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $5.9 million and $3.4 million for the three months ended September 30, 2006 and 2005, respectively, which represents an increase of approximately $2.6 million as a result of the aforementioned operating results and preferred dividends.
Comparison of the Nine Months Ended September 30, 2006 and September 30, 2005
Revenue. Total revenue for the nine months ended September 30, 2006 increased approximately $134.9 million or 58.4% to approximately $365.9 million from total revenue of approximately $231.0 million for the nine months ended September 30, 2005. The increase was primarily due to approximately $123.7 million in incremental revenues attributable to the 40 hotel properties acquired since December 31, 2004 that are included in continuing operations, approximately $2.0 million increase in interest income earned on the Company’s $97.6 million mezzanine loans receivable portfolio, which represents an increase in the portfolio of approximately $17.9 million since December 31, 2004, and approximately $9.2 million increase in revenues for comparable hotels, primarily due to increases in room revenues.
Room revenues at comparable hotels for the nine months ended September 30, 2006 increased approximately $8.5 million or 8.0% compared to the same period of 2005, primarily due to an increase in RevPar from $76.44 to $82.58, which consisted of a 4.1% increase in ADR and a 3.7% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:
•	renovations were completed at several hotels in 2005, which generated increased occupancy in 2006 as rooms previously under renovations became available, and

•	certain hotels were successful in increasing or garnering more favorable group room-night contracts in 2006.
Food and beverage revenues at comparable hotels for the nine months ended September 30, 2006 increased approximately $206,000 or 1.0% compared to the same period of 2005 due to the overall increase in occupancy. This overall increase is net of a $700,000 decrease at the Hyatt Anaheim hotel resulting from the cancellations or downsizing of several sizable banquets in the first half of 2006 and large banquets booked in the first half of 2005 that did not repeat in 2006.
Other revenues the nine months ended September 30, 2006 compared to the same period of 2005 increased approximately $4.5 million or 46.3% due to an increase at comparable hotels of approximately $488,000 or 9.3%, primarily resulting from increases in occupancy, and an increase of approximately $4.0 million related to incremental revenues attributable to the 40 hotel properties acquired since December 31, 2004 that are included in continuing operations.
Interest income from notes receivable increased to approximately $11.5 million for the nine months ended September 30, 2006 compared to approximately $9.5 million for the same period of 2005 due to the mezzanine loans receivable portfolio of approximately $97.6 million at September 30, 2006, which represents an increase in the portfolio of approximately $17.9 million since December 31, 2004, and an increase in interest rates.
Asset management fees were approximately $934,000 for the nine months ended September 30, 2006 compared to approximately $940,000 for the same period of 2005. Asset management fees relate to 27 hotel properties owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates subsequently sold the remaining six hotel properties. However, the affiliates, pursuant to an agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $83.4 million or 57.1% for the nine months ended September 30, 2006 compared to the same period of 2005, primarily due to approximately $79.0 million of expenses associated with the 40 hotel properties acquired since December 31, 2004 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $4.4 million or 5.0% for the nine months ended September 30, 2006 compared to the same period of 2005 primarily due to increases in rooms, food and beverage, and indirect expenses.

Rooms expense at comparable hotels increased approximately $1.6 million or 6.7% for the nine months ended September 30, 2006 compared to the same period of 2005 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the nine months ended September 30, 2006 compared to the same period of 2005 also increased approximately $412,000, which is consistent with the increase in food and beverage revenues at most hotels and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $1.9 million or 4.8% for the nine months ended September 30, 2006 compared to the same period of 2005. Indirect expenses increased as a result of:
•	increased hotel-level general and administrative expenses due to increased salaries and staffing needs consistent with increased revenues,

•	increased sales and marketing expenses due to increased room availability at certain hotels as a result of rooms undergoing renovations during 2005,

•	increased franchise fees due to increased room revenues at certain hotels in 2006, and

•	increased energy costs due to increased utility rates.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $7.9 million or 65.7% for the nine months ended September 30, 2006 compared to the same period of 2005 due to approximately $7.6 million of expenses associated with the 40 hotel properties acquired since December 31, 2004 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense increased approximately $245,000 in the first nine months of 2006 when compared to the same period of 2005 primarily resulting from increased property insurance rates, primarily due to 2005 hurricanes, and increased property value tax assessments at certain hotels.
Depreciation and Amortization. Depreciation and amortization increased approximately $17.9 million or 93.5% for the nine months ended September 30, 2006 compared to the same period of 2005 primarily due to approximately $16.1 million of depreciation associated with the 40 hotel properties acquired since December 31, 2004 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $1.8 million in the first nine months of 2006 compared to the same period of 2005 as a result of capital improvements made at several comparative hotels since December 31, 2004.
Loss on Reclassification from Discontinued to Continuing. Subsequent to March 31, 2006, Company management made a strategic decision to discontinue further sales efforts related to seven hotels acquired on June 17, 2005 that had been classified as discontinued operations. Consequently, the Company reclassified such assets and operating results back to continuing operations as of September 30, 2006 and for the three and nine month periods then ended. Regarding these seven hotels, the Company recorded such assets in investment in hotel properties at approximately $38.9 million, which represents the carrying value of such assets (net of depreciation not recognized while said assets were held for sale of approximately $863,000), which is lower than such assets’ estimated fair values.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $15.0 million for the nine months ended September 30, 2006 compared to approximately $10.4 million for the same period of 2005 primarily due to overall company growth and an increase in non-cash expenses associated with stock-based compensation from approximately $7.9 million in the first nine months of 2005 compared to approximately $10.8 million in the comparable 2006 period. As a percentage of total revenue, however, corporate general and administrative expense decreased from approximately 4.5% during the first nine months of 2005 to approximately 4.1% for the comparable 2006 period due to corporate synergies inherent in overall growth.
Operating Income. Operating income increased approximately $20.3 million to approximately $63.5 million for the nine months ended September 30, 2006 from approximately $43.3 million for the nine months ended September 30, 2005 as result of the aforementioned operating results.
Interest Income. Interest income increased approximately $1.3 million from approximately $727,000 for the nine months ended September 30, 2005 to approximately $2.1 million for the nine months ended September 30, 2006 primarily due to interest earned on funds received from borrowings and equity offerings during the first nine months of 2006 in excess of interest earned on funds received from borrowings and equity offerings during the same period of 2005.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $9.8 million from approximately $25.3 million for the nine months ended September 30, 2005 to approximately $35.2 million for the nine months ended September 30, 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and increased interest rates.
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
Loss on Debt Extinguishment. On March 30, 2005, the Company paid down mortgage debt assumed in the 21-property hotel portfolio acquisition on March 16, 2005 by approximately $18.2 million, which generated a loss on early extinguishment of debt of approximately $2.3 million, which is net of the write-off of the related portion of debt premium of approximately $1.4 million. During the nine months ended September 30, 2006, there were no losses on debt extinguishments.

Benefit from (Provision for) Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the nine months ended September 30, 2006 and 2005, the benefit from (provision for) income taxes related to continuing operations of approximately $661,000 and ($1.2) million, respectively, relates to the net (loss) income associated with Ashford TRS. For the nine months ended September 30, 2006 and 2005, an additional benefit from income taxes of approximately $31,000 and $166,000, respectively, is included in discontinued operations.
Minority Interest. Minority interest represents a reduction to net income of approximately $4.6 million and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.
Income from Continuing Operations. Income from continuing operations was approximately $25.7 million and $12.0 million for the nine months ended September 30, 2006 and 2005, respectively, which represents an increase of approximately $13.8 million as a result of the aforementioned operating results.
Income from Discontinued Operations, Net. On March 16, 2005, the Company acquired 21 hotel properties for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, six of which were sold in the second quarter of 2005. On January 17, 2006, the Company sold the remaining two properties. Operating results related to these eight hotel properties during the periods such hotels were owned are included in income from discontinued operations for both the nine month periods ended September 30, 2006 and 2005. On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, which were sold on March 24, 2006. Operating results related to these 8 hotel properties during the periods such hotels were owned are included in income from discontinued operations for the nine month periods ended September 30, 2006 and 2005. No significant gain or loss or adverse tax consequences resulted from the sales of these properties.
Net Income. Net income was approximately $27.1 million and $14.4 million for the nine months ended September 30, 2006 and 2005, respectively, which represents an increase of approximately $12.7 million as a result of the aforementioned operating results.
Preferred Dividends. During the nine months ended September 30, 2006, the Company declared cash dividends of approximately $3.7 million, or $0.5344 per diluted share, for Series A preferred stockholders, and approximately $4.5 million, or $0.20 per diluted share, for Series B preferred stockholders. During the nine months ended September 30, 2005, the Company declared cash dividends of approximately $3.7 million and $1.9 million, for Series A preferred stockholders and Series B preferred stockholders, respectively. In addition, on June 15, 2005, the Company sold a financial institution its remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $19.0 million and $7.9 million for the nine months ended September 30, 2006 and 2005, respectively, which represents an increase of approximately $11.1 million as a result of the aforementioned operating results and preferred dividends.
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
The following table reconciles net income available to common shareholders to FFO available to common shareholders for the three and nine months ended September 30, 2006 and 2005 (in thousands, unaudited):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income available to common shareholders	$5,931	$3,352	$18,979	$7,853

Plus real estate depreciation and amortization	13,734	9,023	36,887	19,126
Remove minority interest	1,184	1,500	4,860	3,690

FFO available to common shareholders	$20,849	$13,875	$60,726	$30,669

For the three months ended September 30, 2006, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.5 million. For the three months ended September 30, 2005, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.3 million.
For the nine months ended September 30, 2006, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $4.5 million, the write-off of loan costs and exit fees of approximately $788,000, and the loss from reclassifying certain hotels operations from discontinued to continuing of approximately $863,000. For the nine months ended September 30, 2005, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $2.9 million, the loss on debt extinguishment of approximately $2.3 million, and the write-off of loan costs and exit fees of approximately $151,000.
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
Cash flows from hotel operations are subject to all operating risks common to the hotel industry, including:
•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which create public concern over travel safety.
During the nine months ended September 30, 2006, we completed the following significant transactions, which have or will affect our cash flow and liquidity:
Business Combinations:
On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from Host Marriott Corporation for approximately $28.0 million in cash. In addition, the Company anticipates capital improvements related to this property of approximately $5.7 million, of which approximately $215,000 has been incurred. The Company used proceeds from its follow-on public offering on January 25, 2006 to fund this acquisition.
On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, from W2001 Pac Realty, L.L.C. for approximately $95.0 million in cash. In addition, the Company anticipates capital improvements of at least $10.0 million related to this property, primarily associated with the renovation and re-branding of this hotel as a JW Marriott, of which approximately $51,000 has been incurred. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million to fund this acquisition.
On July 13, 2006, the Company acquired the Marriott Crystal Gateway hotel in Arlington, Virginia, from EADS Associates limited Partnership for approximately $107.2 million. The purchase price consisted of the assumption of approximately $53.3 million of mortgage debt, the issuance of approximately $42.7 million worth of limited partnership units, which equates to 3,814,842 units valued at $11.20 per unit, approximately $2.5 million in cash paid in lieu of units, the reimbursement of capital expenditures costs of approximately $7.2 million, and other net closing costs and adjustments of approximately $1.5 million. In addition, the Company anticipates capital improvements related to this property of approximately $13.0 million, of which approximately $404,000 has been incurred.

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
On July 25, 2006, in a follow-on public offering, the Company issued 14,950,000 shares of its common stock at $11.40 per share, which generated gross proceeds of approximately $170.4 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $162.0 million. The 14,950,000 shares issued include 1,950,000 shares sold pursuant to an over-allotment option granted to the underwriters. On July 25, 2006, the net proceeds were used to pay down the Company’s $30.0 million balance on its $47.5 million credit facility, due October 10, 2007, and pay down its $98.9 million balance on its $100.0 million credit facility, due August 17, 2008.
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
Indebtedness:
On January 31, 2006, the Company repaid its $60.0 million balance outstanding on its $100.0 million credit facility, due August 16, 2008. On February 27, 2006, April 18, 2006, and July 14, 2006, the Company completed draws of approximately $10.0 million, $88.9 million, and $25.0 million, respectively, on this credit facility. On June 28, 2006, the Company paid down this credit facility by approximately $25.0 million. On July 25, 2006, the Company repaid the $98.9 million outstanding balance on this credit facility. On September 8, 2006, the Company modified this credit facility to increase its capacity to $150.0 million with the ability to be increased to $200.0 million subject to certain conditions and reduce the interest rate from LIBOR plus a range of 1.6% to 1.95% to LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio. As of September 30, 2006, there was no outstanding balance on this credit facility.
On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, at an interest rate of LIBOR plus 2%, to $100. On April 3, 2006, the Company modified this mortgage note payable to a $47.5 million revolving credit facility, with a revolving period through October 11, 2006, maturity remaining October 10, 2007, and interest rates during the revolving period ranging from LIBOR plus 1% to LIBOR plus 1.5% depending on the outstanding balance. After the revolving period expires, the interest rate resumes its original rate of LIBOR plus 2%. Consistent with the original mortgage, the modified credit facility requires monthly interest-only payments and has three one-year extension options. On April 18, 2006 and June 6, 2006, the Company completed draws of approximately $15.0 million and $15.0 million, respectively, on this credit facility. On July 25, 2006, the Company repaid the $30.0 million outstanding balance on this credit facility. On July 26, 2006, the Company modified this credit facility to extend both the revolving period and maturity date by one year to October 11, 2007 and October 10, 2008, respectively. As of September 30, 2006, approximately $100 was outstanding on this credit facility.
On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, which had an interest rate of 5.32% and matured July 1, 2015. This reduced the Company’s $580.8 million mortgage note payable outstanding at December 31, 2005, secured by 40 hotels, with an average interest rate of 5.4%, to $487.1 million outstanding at September 30, 2006, secured by 32 hotels, with an average interest rate of 5.41%. In connection with the buyer’s assumption of this debt, the Company wrote-off unamortized loan costs of approximately $687,000.
On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $102,000.
On July 13, 2006, in connection with the acquisition of the Marriott Crystal Gateway hotel in Arlington, Virginia, the Company assumed a mortgage note payable of approximately $53.3 million, due December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter.

Dividends:
During the nine months ended September 30, 2006, the Company declared cash dividends of approximately $43.6 million, or $0.20 per diluted share, related to both common stockholders and common unit holders, of which approximately $37.3 million and $6.3 million related to each, respectively.
During the nine months ended September 30, 2006, the Company declared cash dividends of approximately $634,000, or $0.19 per diluted share prorated for days outstanding, related to Class B unit holders.
During the nine months ended September 30, 2006, the Company declared cash dividends of approximately $3.7 million, or $0.5344 per diluted share, related to Series A preferred stockholders.
During the nine months ended September 30, 2006, the Company declared cash dividends of approximately $4.5 million, or $0.20 per diluted share, related to Series B preferred stockholders.
Net Cash Flow Provided By Operating Activities. For the nine months ended September 30, 2006, net cash flow provided by operating activities of approximately $99.1 million increased approximately $60.3 million from net cash flow provided by operating activities of approximately $38.8 million for the same period of 2005. The increase in net cash flow provided by operating activities was primarily attributable to improved operating income in 2006, which resulted from improved operations at the 33 comparable hotels as well as the 40 hotels acquired since December 2004 included in continuing operations.
Net Cash Flow Used In Investing Activities. For the nine months ended September 30, 2006, net cash flow used in investing activities was approximately $170.9 million, which consisted of approximately $142.5 million related to acquisitions of hotel properties, $27.0 million related to deposits for future acquisitions of hotel properties, $26.3 million related to acquisitions or originations of notes receivable, and $29.7 million of improvements to various hotel properties. These cash outlays were somewhat offset by net proceeds of approximately $17.4 million related to the sales of ten hotel properties and $37.2 million related to payments on notes receivable. For the nine months ended September 30, 2005, net cash flow used in investing activities was approximately $559.4 million, which consisted of approximately $37.2 million of acquisitions or originations of mezzanine loans receivable, approximately $541.2 million related to hotel property acquisitions, and approximately $26.3 million of improvements to various hotel properties. These cash outlays were somewhat offset by proceeds of approximately $17.1 million related to payments on notes receivable and approximately $28.2 million related to the sales of six hotel properties and an office building.
Net Cash Flow Provided By Financing Activities. For the nine months ended June 30, 2006, net cash flow provided by financing activities was approximately $125.4 million, which represents $153.9 million in draws on the Company’s credit facilities and approximately $290.1 million of net proceeds received from the Company’s follow-on public offerings on January 25, 2006 and July 25, 2006, partially offset by approximately $46.2 million of dividends paid, $270.9 million of payments on indebtedness and capital leases, $1.5 million of payments of loan costs, and $54,000 of costs associated with issuing common shares in exchange for units of limited partnership interest. For the nine months ended September 30, 2005, net cash flow provided by financing activities was approximately $525.0 million, which represents approximately $70.0 million in draws on the Company’s $100.0 million credit facility, $370.0 million related to a mortgage note completed on July 17, 2005, $145.5 million of net proceeds received from the Company’s follow-on public offerings on January 20, 2005 and April 5, 2005, $65.0 million in proceeds received from the issuance of Series B cumulative convertible redeemable preferred stock on June 15, 2005, and $18.9 million in proceeds received from the issuance of common stock to a financial institution on July 1, 2005, partially offset by approximately $25.7 million of dividends paid, $110.4 million of payments on indebtedness and capital leases, $5.4 million of payments of loan costs, $2.3 million of payments to extinguish debt, and $654,000 of additional costs related to the issuances of Series B cumulative convertible redeemable preferred stock on December 30, 2004 and June 15, 2005.
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
We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loan or from proceeds from additional issuances of common stock, preferred stock, or other securities. However, other than the aforementioned acquisitions and those mentioned in subsequent events discussion below, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.
Our existing hotels are located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.

SUBSEQUENT EVENTS:
On October 11, 2006, the Company issued 5,122 shares of common stock in exchange for 5,122 units of limited partnership interest.
On November 2, 2006, the Company issued 616,024 shares of common stock in exchange for 616,024 units of limited partnership interest.
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
In addition, in connection with the Company’s acquisition of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006, the Company assumed the existing management agreement, which expires in 2017 with three ten-year renewal options and provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current market management agreement. Hence, the Company recorded an unfavorable contract liability of approximately $15.8 million related to this management agreement as of the acquisition date based on the present value of expected cash outflows over the initial term of the agreement.
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
Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company periodically issues shares of restricted and non-restricted common stock. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of additional performance-based stock awards, including nonqualified stock options. As of September 30, 2006, no performance-based stock awards aside from the aforementioned stock grants have been issued.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the tax position must be measured to determine the amount of benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company is currently evaluating the potential impact of FIN No. 48 for adoption in the first quarter of 2007. The cumulative effect of applying the provisions of FIN No. 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
As of September 30, 2006, our $753.7 million of outstanding debt consisted entirely of fixed-rate debt, with interest rates ranging from 5.41% to 7.24%.
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

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when rates are above the cap strike. As of September 30, 2006, derivatives with a fair value of approximately $257 were included in other assets, and derivatives with a fair value of $0 were included in other liabilities.
As of September 30, 2006, our $97.6 million portfolio of notes receivable consisted of approximately $74.6 million of outstanding variable-rate notes and approximately $23.0 million of outstanding fixed-rate notes. For the nine months ended September 30, 2006, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate notes receivable as of September 30, 2006 would be approximately $560,000.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2006, it does not consider those exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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

Dated: November 3, 2006	By:	/s/ MONTGOMERY J. BENNETT Montgomery J. Bennett
Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2006	By:	/s/ DAVID J. KIMICHIK David J. Kimichik
Chief Financial Officer
(Principal Financial Officer)

Dated: November 3, 2006	By:	/s/ MARK L. NUNNELEY Mark L. Nunneley
Chief Accounting Officer
(Principal Accounting Officer)