Form 10-K
period 2006-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2007-03-09
CIK 1232582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-31775

ASHFORD HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	86-1062192
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14185 Dallas Parkway, Suite 1100, Dallas, Texas	75254 (Zip Code)
(Address of principal executive offices)

(972) 490-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par
Preferred Stock, Series A, $0.01 Par

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined by Rule 405 of the Securities Exchange Act).  Yes ☑     No ☐

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $690.7 million. As of March 8, 2007, the registrant had issued and outstanding 72,936,841 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

The Company elected to be treated as a REIT for federal income tax purposes. As a result of limitations imposed on REITs related to operating hotel properties, each of the Company’s hotel properties is leased or owned by wholly-owned subsidiaries of the Company that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, such subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), both primary property managers for the Company, are beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of December 31, 2006, Remington Lodging managed 37 of the Company’s 81 hotel properties while unaffiliated management companies managed the remaining 44 hotel properties.

As of December 31, 2006, 72,942,841 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, and 13,512,425 units of limited partnership interest held by entities other than the Company were outstanding. During the year ended December 31, 2006, the Company completed the following transactions:

•	On January 25, 2006, the Company issued 12,107,623 shares of common stock in a follow-on public offering.

•	On March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executive officers and certain employees of the Company and its affiliates.

•	On May 2, 2006, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2007.

•	On July 13, 2006, the Company issued 3,814,842 units of limited partnership interest in connection with the acquisition of a hotel property.

•	On July 25, 2006, the Company issued 14,950,000 shares of common stock in a follow-on public offering.

•	On August 1, 2006, the Company issued 3,000 shares of restricted common stock to certain employees of the Company.

•	During the year ended December 31, 2006, the Company issued 1,394,492 shares of common stock in exchange for 1,394,492 units of limited partnership interest.

As of December 31, 2006, we owned 81 hotel properties in 26 states with 15,492 rooms, an office building with nominal operations, and approximately $103.0 million of mezzanine or first-mortgage loans receivable. Our hotel investments are currently focused on the upscale and upper-upscale lodging segments and primarily concentrated among Marriott, Hilton, Hyatt, and Starwood brands.

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

OUR BUSINESS STRATEGIES

We currently focus our investment strategies on the upscale and upper-upscale segments within the lodging industry. However, we also believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of newly created lodging-related investment opportunities as they develop. Currently, we do not limit our acquisitions to any specific geographical market. While our current investment strategies are well defined, our Board of Directors may change our investment policies at any time without stockholder approval.

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

Our strategy is designed to take advantage of current lodging industry conditions and adjust to changes in market conditions over time. In the current market, we believe we can continue to purchase assets at discounts and acquire or originate debt positions with attractive relative yields. Over time, our assessment of market conditions will determine asset reallocation strategies. While we seek to capitalize on favorable market fundamentals, conditions beyond our control may have an impact on overall profitability and our investment returns.

Our current investment strategy primarily targets limited and full-service hotels in primary, secondary, and resort markets throughout the United States. To take full advantage of current and future investment opportunities in the lodging industry, we will invest according to the asset allocation strategies described below. Due to ongoing changes in market conditions, we will continually evaluate the appropriateness of our investment strategies. Our Board of Directors may change any or all of these strategies at any time.

Direct Hotel Investments — In selecting hotels to acquire, we target hotels that either offer a high current return or have the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. We intend to continue to acquire existing hotels and, under appropriate market conditions, may develop new hotels. Our direct hotel acquisition strategy will continue to follow similar investment criteria and will seek to achieve both current income and income from appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or smaller hotels that do not fit our investment strategy or criteria.

Mezzanine Financing — Subordinated loans, or mezzanine loans, that we acquire or originate relate to upscale or full-service hotels with reputable managers that are located in established or emerging sub-markets. These mezzanine loans are secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels. We intend to continue to acquire or originate mezzanine loans. Mezzanine loans that we acquire in the future may be secured by individual assets as well as cross-collateralized portfolios of assets. Although these types of loans generally have greater repayment risks than first mortgages due to the subordinated nature of the loans, we have a disciplined approach in underwriting the value of the asset. We expect this asset class to provide us with attractive returns. In addition, subject to restrictions applicable to REITs, we may acquire or originate corporate-level mezzanine loans on an unsecured basis.

First Mortgage Financing — From time to time, we acquire or originate junior participations in first mortgages, which we often refer to as mezzanine loans. As interest rates increase and the dynamics in the hotel industry make first-mortgage investments more attractive, we intend to acquire, potentially at a discount to par, or originate loans secured by first priority mortgages on hotels. We may be subject to certain state-imposed licensing regulations related to commercial mortgage lenders, with which we intend to comply. However, because we are not a bank or a federally chartered lending institution, we are not subject to the state and federal regulatory constraints imposed on such entities. Also, we expect we will be able to offer more flexible terms than commercial lenders who contribute loans to securitized mortgage pools. We anticipate that this asset class will provide us with stable, attractive current yields.

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

OUR FINANCING STRATEGY

We utilize our borrowing power to leverage future investments. When evaluating our future level of indebtedness and making decisions regarding the incurrence of indebtedness, our Board of Directors considers a number of factors, including:

•	the purchase price of our investments to be acquired with debt financing;

•	the estimated market value of our investments upon refinancing; and

•	the ability of particular investments, and our Company as a whole, to generate cash flow to cover expected debt service.

We may incur debt in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, or financing from banks, institutional investors, or other lenders. Any such indebtedness may be unsecured or secured by mortgages or other interests in our properties or mortgage loans. This indebtedness may be recourse, non-recourse, or cross-collateralized. If recourse, that recourse may include our general assets or be limited to the particular investment to which the indebtedness relates. In addition, we may invest in properties or loans subject to existing loans secured by mortgages or similar liens on the properties, or we may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings for working capital to:

•	purchase interests in partnerships or joint ventures;

•	refinance existing indebtedness;

•	finance the origination or purchase of mortgage investments; or

•	finance acquisitions, expand or redevelop existing properties, or develop new properties.

In addition, we may need to borrow to meet the taxable income distribution requirements under the Internal Revenue Code if we do not have sufficient cash available to meet those distribution requirements. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue mortgage financing on our individual properties and mortgage investments.

OUR DISTRIBUTION POLICY

To maintain our qualification as a REIT, we make annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions are authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent that it is not inconsistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.

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

OUR RECENT DEVELOPMENTS

During the year ended December 31, 2006, we completed the following significant transactions:

Business Combinations:

On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from Host Marriott Corporation for approximately $28.0 million in cash. The Company used proceeds from its follow-on public offering on January 25, 2006 to fund this acquisition.

On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, from W2001 Pac Realty, L.L.C. for approximately $95.0 million in cash. The hotel was immediately re-branded as a JW Marriott. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million to fund this acquisition.

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

On November 9, 2006, the Company acquired the Westin O’Hare hotel property in Rosemont, Illinois, from JER Partners for approximately $125.0 million in cash. To fund this acquisition, the Company used cash available on its balance sheet and a draw on a line of credit, which was paid down with proceeds from a $101.0 million mortgage loan executed on November 16, 2006.

On December 7, 2006, the Company acquired a seven-property hotel portfolio (“MIP Portfolio”) from a partnership of affiliates of Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts for approximately $267.2 million in cash. Of the seven acquired hotels, five are considered core hotels while two are considered non-core hotels, which the Company intends to sell. To fund this acquisition, the Company used cash available on its balance sheet, proceeds from a $25.0 million draw on a credit facility, and proceeds from a $212.0 million mortgage loan executed on December 7, 2006.

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

On September 24, 2006, the Company extended the maturity date on its $5.0 million note receivable, originally due October 2006, to October 2007. On December 5, 2006, the Company received approximately $5.1 million related to all principal and interest due under this loan.

On November 17, 2006, the Company received a principal payment of approximately $614,000 related to a portion of its $26.3 million note receivable, due April 2008. As a result of this prepayment, the $26.3 million note receivable, originally secured by 107 hotel properties, became a $25.7 million note receivable, secured by 105 hotel properties.

On December 27, 2006, the Company originated a $7.0 million mezzanine loan receivable, due December 2009.

On December 27, 2006, the Company originated a $4.0 million mezzanine loan receivable, due December 2009.

Indebtedness:

On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, at an interest rate of LIBOR plus 2%, to $100. On April 3, 2006, the Company modified this mortgage note payable to a $47.5 million revolving credit facility, with a revolving period through October 11, 2006 and interest rates during the revolving period ranging from LIBOR plus 1% to LIBOR plus 1.5% depending on the outstanding balance. After the revolving period expires, the interest rate resumes its original rate of LIBOR plus 2%. Consistent with the original mortgage, the modified credit facility requires monthly interest-only payments and has three one-year extension options. On April 18, 2006 and June 6, 2006, the Company completed draws of approximately $15.0 million each on this credit facility. On July 25, 2006, the Company repaid the $30.0 million outstanding balance on this credit facility. On July 26, 2006, the Company modified this credit facility to extend both the revolving period and maturity date by one year to October 11, 2007 and October 10, 2008, respectively. As of December 31, 2006, approximately $100 was outstanding on this credit facility.

On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, which had an interest rate of 5.32% and matured July 1, 2015. This reduced the Company’s $580.8 million mortgage note payable outstanding at December 31, 2005, secured by 40 hotels, with an average interest rate of 5.4%, to $487.1 million outstanding at December 31, 2006, secured by 32 hotels, with an average interest rate of 5.41%. In connection with the buyer’s assumption of this debt, the Company wrote-off unamortized loan costs of approximately $687,000.

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

On September 8, 2006, the Company modified its $100.0 million credit facility, due August 16, 2008, to increase the capacity to $150.0 million with the ability to be increased to $200.0 million subject to certain conditions and reduced the interest rate from LIBOR plus a range of 1.6% to 1.95% to LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio. On February 27, 2006, April 18, 2006, July 14, 2006, November 8, 2006, and December 6, 2006, the Company completed draws on this credit facility of $10.0 million, $88.9 million, $25.0 million, $80.0 million, and $25.0 million, respectively. On January 31, 2006, June 28, 2006, July 25, 2006, and November 16, 2006, the Company paid down this credit facility by $60.0 million, $25.0 million, $98.9 million, and $80.0 million, respectively. At December 31, 2006, the Company had an outstanding balance of $25.0 million on this credit facility.

On November 16, 2006, the Company executed a $101.0 million mortgage note payable, due December 8, 2016, at an interest rate of 5.81%, with interest-only payments due monthly for five years plus principal payments thereafter based on a thirty-year amortization schedule.

On December 7, 2006, the Company executed a $247.0 million mortgage note payable, of which $212.0 million was funded immediately with the remaining balance to be funded over the next two years as capital expenditures are incurred by the Company. The loan matures December 11, 2009, with two one-year extension options, bears interest at a rate of LIBOR plus 1.72%, and requires interest-only payments due monthly.

Dividends:

During the year ended December 31, 2006, the Company declared cash dividends of approximately $60.1 million, or $0.20 per diluted share per quarter, related to both common stockholders and common unit holders, of which approximately $51.9 million and $8.3 million related to each, respectively.

During the year ended December 31, 2006, the Company declared cash dividends of approximately $1.4 million, or $0.19 per diluted share per quarter prorated for days outstanding, related to Class B unit holders.

During the year ended December 31, 2006, the Company declared cash dividends of approximately $4.9 million, or $0.5344 per diluted share per quarter, related to Series A preferred stockholders.

During the year ended December 31, 2006, the Company declared cash dividends of approximately $6.0 million, or $0.20 per diluted share per quarter, related to Series B preferred stockholders.

OUR COMPETITION

The hotel industry is highly competitive. All of our hotels are located in developed areas that include other hotel properties. Accordingly, our hotels compete for guests with other full-service or limited-service hotels in their immediate vicinities and, secondarily, with hotels in their geographic markets. The future occupancy, ADR, and RevPAR of any hotel could be materially and adversely affected by an increase in the number or quality of competitive hotel properties in its market area. We believe that brand recognition, location, quality of the hotel and the services provided, and price are the principal competitive factors affecting our hotels.

OUR EMPLOYEES

At December 31, 2006, we had 43 full-time employees. Such employees perform directly or through our operating partnership various acquisition, development, redevelopment, and corporate management functions. All persons employed in the day-to-day operations of our hotels are employees of the management companies rather than employees of ours.

OUR ENVIRONMENTAL MATTERS

Under various federal, state, and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person who arranges for the disposal of a hazardous substance or transports a hazardous substance for disposal or treatment from property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell the affected property or to borrow using the affected property as collateral. In connection with the ownership and operation of our properties, we, our operating partnership, or Ashford TRS may be potentially liable for any such costs. In addition, the value of any lodging property loan we originate or acquire would be adversely affected if the underlying property contained hazardous or toxic substances.

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

Phase I environmental assessments have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or liquidity, and we are not aware of any such liability. To the extent Phase I environmental assessments reveal facts that require further investigation, we would perform a Phase II environmental assessment. However, it is possible that these environmental assessments will not reveal all environmental liabilities. There may be material environmental liabilities of which we are unaware, including environmental liabilities that may have arisen since the environmental assessments were completed or updated. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of our properties will not be affected by the condition of properties in the vicinity (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

We believe our properties are in compliance in all material respects with all federal, state, and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Neither we nor, to our knowledge, any of the former owners of our properties have been notified by any governmental authority of any material noncompliance, liability, or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties.

OUR INSURANCE

We maintain comprehensive insurance, including liability, property, workers’ compensation, rental loss, environmental, terrorism, and, when available on reasonable commercial terms, flood and earthquake insurance, with policy specifications, limits, and deductibles customarily carried for similar properties. Certain types of losses (for example, matters of a catastrophic nature such as acts of war or substantial known environmental liabilities) are either uninsurable or require substantial premiums that are not economically feasible to maintain. Certain types of losses, such as those arising from subsidence activity, are insurable only to the extent that certain standard policy exceptions to insurability are waived by agreement with the insurer. We believe, however, that our properties are adequately insured, consistent with industry standards.

OUR FRANCHISE LICENSES

We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems. As of December 31, 2006, the Company owned 81 hotels, 79 of which operated under the following franchise licenses or brand management agreements:

Embassy Suites is a registered trademark of Hilton Hospitality, Inc.

Doubletree is a registered trademark of Hilton Hospitality, Inc.

Hilton is a registered trademark of Hilton Hospitality, Inc.

Hilton Garden Inn is a registered trademark of Hilton Hospitality, Inc.

Homewood Suites by Hilton is a registered trademark of Hilton Hospitality, Inc.

Hampton Inn is a registered trademark of Hilton Hospitality, Inc.

Radisson is a registered trademark of Radisson Hotels International, Inc.

Marriott is a registered trademark of Marriott International, Inc.

JW Marriott is a registered trademark of Marriott International, Inc.

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

Westin is a registered trademark of Westin Hotels and Resorts, a division of Starwood Hotels and Resorts Worldwide, Inc.

Crowne Plaza is a registered trademark of InterContinental Hotels Group.

Our management companies, including Remington Lodging, must operate each hotel pursuant to the terms of the related franchise or brand management agreement, and must use their best efforts to maintain the right to operate each hotel as such. In the event of termination of a particular franchise or brand management agreement, our management companies must operate the affected hotels under another franchise or brand management agreement, if any, that we enter into. We anticipate that most of the additional hotels we acquire will be operated under franchise licenses or brand management agreements as well.

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

OUR SEASONALITY MATTERS

Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that the cash flow from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to make required distributions. However, we cannot make any assurances that we will make distributions in the future.

Item 1A.	Risk Factors

Risks Related to Our Business

Our business strategy depends on our continued growth. We may fail to integrate recent and additional investments into our operations or otherwise manage our planned growth, which may adversely affect our operating results.

Our business plan contemplates a period of continued growth in the next several years. We cannot assure you that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff to successfully integrate our recent investments into our portfolio and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisitions of any additional portfolios of properties or mortgages would generate additional operating expenses that we will be required to pay. As we acquire additional assets, we will be subject to the operational risks associated with owning new lodging properties. Our failure to successfully integrate our recent acquisitions as well as any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to stockholders.

We may be unable to identify additional real estate investments that meet our investment criteria or to acquire the properties we have under contract.

We cannot assure you that we will be able to identify real estate investments that meet our investment criteria, that we will be successful in completing any investment we identify, or that any investment we complete will produce a return on our investment. Moreover, we will have broad authority to invest in any real estate investments that we may identify in the future. We also cannot assure you that we will acquire properties we currently have under firm purchase contracts, if any, or that the acquisition terms we have negotiated will not change.

Conflicts of interest could result in our management acting other than in our stockholders’ best interest.

Conflicts of interest relating to Remington Lodging may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our Board of Directors, Mr. Archie Bennett, Jr., serves as the Chairman of the Board of Directors of Remington Lodging, and our Chief Executive Officer and President, Mr. Montgomery

Bennett, serves as the Chief Executive Officer and President of Remington Lodging. Messrs. Archie and Montgomery Bennett own 100% of Remington Lodging, which manages 37 of our 81 properties and provides related services, including property management services and project management services.

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

Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie and Montgomery Bennett, Mr. David Brooks, our Chief Legal Officer, Mr. David Kimichik, our Chief Financial Officer, Mr. Mark Nunneley, our Chief Accounting Officer, and Mr. Martin L. Edelman (or his family members), one of our directors, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest. In addition, we have agreed to indemnify contributors of properties contributed to us in exchange for operating partnership units, including (indirectly) Messrs. Archie and Montgomery Bennett, Brooks, Kimichik, Nunneley, and Edelman (or his family members), against the income tax they may incur if we dispose of the specified contributed properties. Because of this indemnification, our indemnified management team members may make decisions about selling any of these properties that are not in our stockholders’ best interest.

We are a party to a master hotel management agreement and an exclusivity agreement with Remington Lodging, which describes the terms of Remington Lodging’s management of our hotels, as well as any future hotels we may acquire that will be managed by Remington Lodging. If we terminate the management agreement as to any of the six hotels we acquired in connection with our initial public offering, which are all subject to the management agreement, because we elect to sell those hotels, we will be required to pay Remington Lodging a substantial termination fee. Remington Lodging may agree to waive the termination fee if a replacement hotel is substituted but is under no contractual obligation to do so. The exclusivity agreement requires us to engage Remington Lodging, unless our independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined that special circumstances exist or that, based on Remington Lodging’s prior performance, another manager or developer could perform the duties materially better. As the sole owners of Remington Lodging, which would receive any development, management, and management termination fees payable by us under the management agreement, Messrs. Archie and Montgomery Bennett may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our stockholders to do so.

In addition, Ashford Financial Corporation, an affiliate, contributed certain asset management and consulting agreements to us in connection with our initial public offering relating to management and consulting services that Ashford Financial Corporation agreed to perform for hotel property managers with respect to 27 identified hotel properties in which Messrs. Archie and Montgomery Bennett held a minority interest. Ashford Financial Corporation is 100% owned by Messrs. Archie and Montgomery Bennett. The agreements provided for annual payments to us, as the assignee of Ashford Financial Corporation, in consideration for our performance of certain asset management and consulting services. The exact amount of the consideration due to us under the remaining asset management and consulting agreements was initially contingent upon the revenue generated by the hotels underlying the asset management and consulting agreements. Ashford Financial Corporation guaranteed a minimum payment to us of $1.2 million per year, subject to adjustments based on the consumer price index, through December 31, 2008. All of the 27 hotel properties for which we previously provided the asset management and consulting services have been sold, including our acquisition of 21 of the hotel properties in March 2005. Accordingly, we anticipate collecting the balance of the guaranteed minimum payment of $1.2 million per year from Ashford Financial Corporation under its guarantee.

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

Additionally, for certain periods of time, we are prohibited from selling or transferring the Sea Turtle Inn in Atlantic Beach, Florida, and the Marriott Crystal Gateway in Arlington, Virginia, if as a result, the entity from which we acquired the property would recognize gain for federal tax purposes.

Further, in connection with our acquisition of certain properties in March 2005 that were contributed to us in exchange for units in our operating partnership, we agreed to certain tax indemnities with respect to 11 additional properties. If we dispose of any of these 11 properties or reduce the debt on these properties in a transaction that results in a taxable gain to the contributors, we may be obligated to indemnify the contributors or their specified assignees against the tax consequences of the transaction.

In general, our tax indemnities will be equal to the amount of the federal, state, and local income tax liability the contributor or its specified assignee incurs with respect to the gain allocated to the contributor. The terms of the contribution agreements also generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of the tax indemnity.

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

We must comply with operating standards, terms, and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our property managers to conform to such standards. Franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise based on the completion of capital improvements that our management or Board of Directors determines is too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our management or Board of Directors may elect to allow the franchise to lapse or be terminated, which could result in a change in brand franchising or operation of the hotel as an independent hotel.

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

We rely on third party property managers, including Remington Lodging, to operate our hotels and for a significant majority of our cash flow.

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

Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into a management agreement with Remington Lodging, which is owned 100% by Messrs. Archie and Montgomery Bennett, to manage 37 of our 81 lodging properties and have hired unaffiliated third — party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in other criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged, we may be in breach of the franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. Any of these circumstances could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

If we cannot obtain additional financing, our growth will be limited.

We are required to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains, each year to continue to qualify as a REIT. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal. As such, we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development of hotel-related assets will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders.

As a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our stockholders. We intend to distribute to our stockholders all or substantially all of our taxable income each year so as to qualify for the tax benefits accorded to REITs, but our ability to make distributions may be adversely affected by the risk factors described herein. We cannot assure you that we will be able to make distributions in the future. In the event of continued or future downturns in our operating results and financial performance, unanticipated capital improvements to our hotels, or declines in the value of our mortgage portfolio, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our Board of Directors, which will consider, among other factors, our financial performance, debt service obligations applicable debt covenants, and capital expenditure requirements.

We are subject to various risks related to our use of, and dependence on, debt.

The interest we pay on variable — rate debt increases as interest rates increase, which may decrease cash available for distribution to stockholders. We cannot assure you that we will be able to meet our debt service obligations. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable — rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to stockholders, and (iv) increase the risk that we could be forced to liquidate assets to repay debt, any of which could have a material adverse affect on us.

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

We may enter into hedging transactions to protect (i) us from the effects of interest rate fluctuations on floating — rate debt and (ii) our portfolio of mortgage assets from interest rate and prepayment rate fluctuations. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

Hedging involves both risks and costs, including transaction costs, which may reduce our overall returns on our investments. These costs increase as the period covered by the hedging relationship increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distributions to stockholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income from hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent.

We may not be able to sell our investments on favorable terms.

We may decide to sell investments for a variety of reasons. We cannot assure you that we will be able to sell any of our investments on favorable terms or that our investments will not be sold for a loss.

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

Our development activities may be more costly than we have anticipated.

As part of our growth strategy, we may develop additional hotels. Hotel development involves substantial risks, including that:

•	actual development costs may exceed our budgeted or contracted amounts;

•	construction delays may prevent us from opening hotels on schedule;

•	we may not be able to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•	our developed properties may not achieve our desired revenue or profit goals; and

•	we may incur substantial development costs and then have to abandon a development project before completion.

Risks Relating to Investments in Mortgages and Mezzanine Loans

Mortgage investments that are not United States government insured and non-investment grade mortgage assets involve risk of loss.

As part of our business strategy, we originate and acquire lodging-related uninsured and non-investment grade mortgage loans and mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud and related losses, and special hazard losses that are not covered by standard hazard insurance. Also, costs of financing the mortgage loans could exceed returns on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. To the extent we suffer such losses with respect to our investments in mortgage loans, our value and the price of our securities may be adversely affected.

We invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.

Our mortgage loan assets are generally non-recourse. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot assure you that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.

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

In addition, our default under any one of our mortgage debt obligations may result in a default on our other indebtedness. If this occurs, our financial condition, cash flow, and ability to satisfy our other debt obligations or ability to pay dividends may be impaired.

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

There may be environmental problems associated with our properties or properties underlying our loan assets of which we are unaware. Some of our properties or the properties underlying our loan assets use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products that could create a potential for release of hazardous substances. If environmental contamination exists on a property, we could become subject to strict, joint and several liability for the contamination if we own the property or if we foreclose on the property or otherwise have control over the property.

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

All of our properties and properties underlying our mortgage loans are required to comply with the Americans with Disabilities Act, or the ADA. The ADA requires that “public accommodations” such as hotels be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. We or our borrowers may be required to expend funds to comply with the provisions of the ADA at our hotels or hotels underlying our loan assets, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we and our borrowers are required to operate our properties in compliance with fire and safety regulations, building codes, and other land use regulations as they may be adopted by governmental agencies and bodies and become applicable to our properties. We and our borrowers may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our operating results and financial condition as well as our ability to pay dividends to stockholders.

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

Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed. Accordingly, there can be no assurance that (i) the insurance coverage thresholds that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits); (ii) we will not incur large deductibles that will adversely affect our earnings; (iii) we will not incur losses from risks that are not insurable or that are not economically insurable; or (iv) current coverage thresholds will continue to be available at reasonable rates. In the future, we may choose not to maintain terrorism insurance on any of our properties. As a result, one or more large uninsured or underinsured losses could have a material adverse affect on us.

Each of our current lenders requires us to maintain certain insurance coverage thresholds, and we anticipate that future lenders will have similar requirements. We believe that we have complied with the insurance maintenance requirements under the current governing loan documents and we intend to comply with any such requirements in any future loan documents. However, a lender may disagree, in which case the lender could obtain additional coverage thresholds and seek payment from us, or declare us in default under the loan documents. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary or, in the latter case, subject us to a foreclosure on hotels collateralizing one or more loans. In addition, a material casualty to one or more hotels collateralizing loans may result in (i) the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources, or (ii) the lender foreclosing on the hotels if there is a material loss that is not insured.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income in each year from qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services, and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

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

As a REIT, we must distribute at least 90% of our annual REIT taxable income (subject to certain adjustments) to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our stockholders. On May 28, 2003, the President signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act. Effective for taxable years beginning after December 31, 2002, the Jobs and Growth Tax Act reduced the maximum rate of tax applicable to individuals on dividend income from regular C corporations from 38.6% to 15.0%. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction. The implementation of the Jobs and Growth Tax Act could ultimately cause individual investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs because the dividends paid by non-REIT corporations would be subject to lower tax rates. We cannot predict whether in fact this will occur or whether, if it occurs, what the impact will be on the value of our securities.

Your investment in our securities has various federal, state, and local income tax risks that could affect the value of your investment.

Although the provisions of the Internal Revenue Code relevant to your investment in our securities are generally described in “Federal Income Tax Consequences of Our Status as a REIT,” we strongly urge you to consult your own tax advisor concerning the effects of federal, state, and local income tax law on an investment in our securities because of the complex nature of the tax rules applicable to REITs and their stockholders.

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

For the purpose of preserving our REIT qualification, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the lesser of the total number or value of the outstanding shares of our preferred stock unless our Board of Directors grants a waiver. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will be void, and could result in the shares being automatically transferred to a charitable trust.

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

Offerings of debt securities, which would be senior to our common stock and any preferred stock upon liquidation, or equity securities, which would dilute our existing stockholders’ holdings be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock and any preferred stock.

We may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, and classes of preferred stock or common stock or classes of preferred units. Upon liquidation, holders of our debt securities or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of preferred stock or common stock. Furthermore, holders of our debt securities and preferred stock or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common or preferred stock or both. Our preferred stock or preferred units could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their securities holdings in us.

Securities eligible for future sale may have adverse effects on the market price of our securities.

We cannot predict the effect, if any, of future sales of securities, or the availability of securities for future sales, on the market price of our outstanding securities. Sales of substantial amounts of common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our securities.

We also may issue from time to time additional securities or units of our operating partnership in connection with the acquisition of properties and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our securities or the perception that such sales could occur may adversely affect the prevailing market price for our securities or may impair our ability to raise capital through a sale of additional debt or equity securities.

We depend on key personnel with long-standing business relationships. The loss of key personnel could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Messrs. Archie and Montgomery Bennett, Kessler, Brooks, Kimichik, and Nunneley and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key — person life insurance on any of our officers. Although these officers currently have employment agreements with us, we cannot assure their continued employment. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

An increase in market interest rates may have an adverse effect on the market price of our securities.

A factor investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our securities is likely based on the earnings and return that we derive from our investments, income with respect to our properties, and our related distributions to stockholders and not from the market value or underlying appraised value of the properties or investments themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common or preferred stock could decrease because potential investors may require a higher dividend yield on our common or preferred stock as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable — rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

Our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, and REIT qualification and distributions, are determined by our Board of Directors. Although we have no present intention to do so, our Board of Directors may amend or revise these and other policies from time to time without a vote of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and the changes could harm our business, results of operations, and share price.

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

As of December 31, 2006, we owned 81 hotel properties located in 26 states with 15,492 rooms. We own our hotels in fee simple except for (a) the Radisson Hotel in Covington, Kentucky, which we own partially in fee simple and partially pursuant to a ground lease that expires in 2070 (including all extensions), (b) the Doubletree Guest Suites in Columbus, Ohio, which was built on an air rights lease above the parking garage that expires in 2045, (c) the Hilton in Ft. Worth, Texas, which we own pursuant to a ground lease which expires in 2040 (including all extensions), (d) the Radisson Hotel in Indianapolis, Indiana, which we own pursuant to a ground lease which expires in 2034 (including all extensions), (e) the Crowne Plaza in Key West, Florida, which we own pursuant to a ground lease that expires in 2084 (including all extensions), and (f) the JW Marriott in San Francisco, California, which we own pursuant to a ground lease that expires in 2083 (including all extensions). Regarding the 81 hotels, 66 are held for investment purposes while 15 are held for sale. All 81 hotels are operated by our managers. The following table sets forth certain descriptive information regarding these hotels as of December 31, 2006:

Hotel Property	Location	Rooms

Embassy Suites	Austin, TX	150
Embassy Suites	Dallas, TX	150
Embassy Suites	Herndon, VA	150
Embassy Suites	Las Vegas, NV	220
Embassy Suites	Phoenix, AZ	229
Embassy Suites	Syracuse, NY	215
Embassy Suites	Flagstaff, AZ	119
Embassy Suites	Houston, TX	150
Embassy Suites	West Palm Beach, FL	160
Embassy Suites	Philadelphia, PA	263
Embassy Suites	Walnut Creek, CA	249
Radisson Hotel	Covington, KY	236	held for sale
Radisson Hotel	Holtsville, NY	188
Radisson Hotel (downtown)	Indianapolis, IN	371
Radisson Hotel	Rockland, MD	127
Radisson Hotel (airport)	Indianapolis, IN	259	held for sale
Radisson Hotel	Milford, MD	173
Doubletree Guest Suites	Columbus, OH	194
Doubletree Guest Suites	Dayton, OH	137	held for sale
Hilton Garden Inn	Jacksonville, FL	119
Hilton	Ft. Worth, TX	294
Hilton	Houston, TX	243
Hilton	St. Petersburg, FL	333
Hilton	Santa Fe, NM	157
Hilton	Bloomington, MN	300
Homewood Suites	Mobile, AL	86
Hampton Inn	Lawrenceville, GA	86
Hampton Inn	Evansville, IN	141
Hampton Inn	Terre Haute, IN	112
Hampton Inn	Horse Cave, KY	101	held for sale
Hampton Inn	Buford, GA	92
Marriott	Durham, NC	225
Marriott	Arlington, VA	697

Hotel Property	Location	Rooms

Marriott	Trumbull, CT	323	held for sale
JW Marriott	San Francisco, CA	338
SpringHill Suites by Marriott	Jacksonville, FL	102
SpringHill Suites by Marriott	Baltimore, MD	133
SpringHill Suites by Marriott	Kennesaw, GA	90
SpringHill Suites by Marriott	Buford, GA	96
SpringHill Suites by Marriott	Gaithersburg, MD	162
SpringHill Suites by Marriott	Centreville, VA	136
SpringHill Suites by Marriott	Charlotte, NC	136
SpringHill Suites by Marriott	Durham, NC	120
Fairfield Inn by Marriott	Kennesaw, GA	87
Fairfield Inn by Marriott	Evansville, IN	110	held for sale
Fairfield Inn by Marriott	Princeton, IN	73	held for sale
Courtyard by Marriott	Bloomington, IN	117
Courtyard by Marriott	Columbus, IN	90
Courtyard by Marriott	Louisville, KY	150
Courtyard by Marriott	Crystal City, VA	272
Courtyard by Marriott	Ft. Lauderdale, FL	174
Courtyard by Marriott	Overland Park, KS	168
Courtyard by Marriott	Palm Desert, CA	151
Courtyard by Marriott	Foothill Ranch, CA	156
Courtyard by Marriott	Alpharetta, GA	154
Marriott Residence Inn	Lake Buena Vista, FL	210
Marriott Residence Inn	Evansville, IN	78
Marriott Residence Inn	Orlando, FL	350
Marriott Residence Inn	Falls Church, VA	159
Marriott Residence Inn	San Diego, CA	150
Marriott Residence Inn	Salt Lake City, UT	144
Marriott Residence Inn	Palm Desert, CA	130
TownePlace Suites by Marriott	Mt. Laurel, NJ	95	held for sale
TownePlace Suites by Marriott	Scarborough, ME	95	held for sale
TownePlace Suites by Marriott	Miami, FL	95	held for sale
TownePlace Suites by Marriott	Ft. Worth, TX	95	held for sale
TownePlace Suites by Marriott	Miami Lakes, FL	95	held for sale
TownePlace Suites by Marriott	Tewksbury, MA	95	held for sale
TownePlace Suites by Marriott	Newark, CA	127	held for sale
Sea Turtle Inn	Atlantic Beach, FL	193
Sheraton Hotel	Langhorne, PA	187
Sheraton Hotel	Minneapolis, MN	222
Sheraton Hotel	Anchorage, AK	375
Sheraton Hotel	Iowa City, IA	234	held for sale
Sheraton Hotel	San Diego, CA	260
Hyatt Regency	Anaheim, CA	654
Hyatt Regency	Herndon, VA	316

Hotel Property	Location	Rooms

Crowne Plaza	Beverly Hills, CA	260
Crowne Plaza	Key West, FL	160
Annapolis Inn	Annapolis, MD	124
Westin	Rosemont, IL	525

Total		15,492

Item 3.	Legal Proceedings

We are currently subject to litigation arising in the normal course of our business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we believe we have adequate insurance in place to cover such litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “AHT.” The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per common share:

			Cash
	Price Range		Distributions
	High	Low	per Share

2005
First quarter	$10.84	$9.00	$0.16
Second quarter	$10.90	$9.70	$0.17
Third quarter	$12.22	$10.28	$0.18
Fourth quarter	$11.53	$9.78	$0.20
2006
First quarter	$13.06	$10.66	$0.20
Second quarter	$12.62	$10.38	$0.20
Third quarter	$13.00	$11.49	$0.20
Fourth quarter	$13.18	$11.72	$0.20

To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our Directors, and no assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.

Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, the NAREIT Mortgage Index, and the NAREIT Lodging Resort Index for the period August 29, 2003, the date of our initial public offering, through December 31, 2006, assuming an initial investment of $100 on August 29, 2003 in stock or index-including reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the NAREIT Lodging Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*
Among Ashford Hospitality Trust, Inc., The S & P 500 Index,
The NAREIT Mortgage Index and The NAREIT Lodging & Resorts

*	$100 invested on 8/29/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdategroup.com/S&P.htm

Recent Sales of Unregistered Securities

None during the quarter ended December 31, 2006.

Stockholder Information

As of March 8, 2007, we had approximately 17,100 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. In the past, our Board of Directors has granted waivers to three stockholders allowing such stockholders to temporarily exceed the ownership limitation. However, no stockholder currently exceeds the ownership limit.

Equity Compensation Plans Information

The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants, and rights; weighted-average exercise price of outstanding options, warrants, and rights; and the number of securities remaining available for future issuance as of December 31, 2006:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price
	Exercise of Outstanding	of Outstanding	Number of Securities
	Options, Warrants,	Options, Warrants,	Remaining Available
	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders: Restricted common stock	None	NA	2,144,221
Equity compensation plans not approved by security holders	None	None	None

Item 6.	Selected Financial Data

The following table sets forth consolidated selected historical operating and financial data for the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this table includes the combined selected historical operating and financial data of certain affiliates of Remington Lodging (the “Predecessor”).

The selected historical consolidated financial information as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 were derived from financial statements contained elsewhere herein. The selected historical consolidated and combined financial information as of December 31, 2004 and 2003 and for each of the two years in the period ended December 31, 2003 (as adjusted for discontinued operations) were derived from the Company’s consolidated and combined financial statements and notes thereto for the year ended December 31, 2005, which are included in the Company’s Form 10-K, filed March 14, 2006. The selected historical combined financial information as of December 31, 2002 (as adjusted for discontinued operations) was derived from the Company’s Post-Effective Amendment #1 to Form S-11 (file number 001-31775), filed August 26, 2003.

The information below should be read along with all other financial information and analysis presented elsewhere herein, including the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
SELECTED HISTORICAL FINANCIAL AND OTHER DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Company)	(Company)	(Company)	(Company &	(Predecessor)
				Predecessor)
	(In thousands, except share and per share amounts)

Operating Data:
Revenue:
Hotel revenues
Rooms	$365,917	$235,951	$82,585	$30,744	$25,420
Food and beverage	81,081	48,752	12,082	3,864	3,439
Interest income from notes receivable	14,858	13,323	7,549	110	—
Other	18,578	13,320	5,020	1,216	1,033

Total Operating Revenue	480,434	311,346	107,236	35,934	29,892
Expenses:
Hotel operating expenses
Rooms	82,022	53,007	19,000	6,997	5,581
Food and beverage	60,146	36,886	8,980	2,915	2,542
Other direct	8,197	5,165	2,008	822	567
Indirect	137,298	91,531	31,643	12,458	10,265
Management fees, including related parties	17,850	10,889	3,059	1,167	896
Property taxes, insurance, and other	26,286	16,264	6,105	2,459	2,047
Depreciation & amortization	49,564	28,169	9,770	4,265	4,155
Corporate general and administrative	20,359	14,523	11,855	4,003	—

Total Operating Expenses	401,722	256,434	92,420	35,086	26,053

Operating income	78,712	54,912	14,816	848	3,839
Interest income	2,917	1,027	335	289	53
Interest expense and amortization of loan costs	(48,457)	(38,404)	(11,101)	(5,000)	(6,536)
Write-off of loan costs and exit fees	(788)	(5,803)	(1,633)	—	—
Loss on debt extinguishment	—	(10,000)	—	—	—

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Company)	(Company)	(Company)	(Company &	(Predecessor)
				Predecessor)
	(In thousands, except share and per share amounts)

Income (loss) before provision for income taxes and minority interest	32,384	1,732	2,417	(3,863)	(2,644)
Benefit from (provision for) income taxes	2,920	2,584	(630)	(133)	(449)
Minority interest	(4,274)	(887)	(310)	334	—

Net Income (Loss) From Continuing Operations	31,030	3,429	1,477	(3,662)	(3,093)
Income (loss) from discontinued operations, net	6,766	6,008	(58)	(258)	—

Net Income (Loss)	37,796	9,437	1,419	(3,920)	(3,093)
Preferred dividends	(10,875)	(9,303)	(1,355)	—	—

Net Income (Loss) Available To Common Shareholders	$26,921	$134	$64	$(3,920)	$(3,093)

Diluted:				(a)
Income (Loss) From Continuing Operations Per Share Available To Common Shareholders	$0.32	$(0.15)	$0.00	$(0.07)

Income (Loss) From Discontinued Operations Per Share	$0.11	$0.15	$(0.00)	$—

Net Income (Loss) Per Share Available To Common Shareholders	$0.43	$—	$—	$(0.07)

Weighted Average Common Shares Outstanding	62,127,948	40,194,132	25,143,469	24,627,298

(a)	For the year ended December 31, 2003, per share and weighted average shares data only relates to the period from inception through December 31, 2003.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Company)	(Company)	(Company)	(Company &	(Predecessor)
				Predecessor)

Balance Sheet Data:
Investments in hotel properties, net	$1,632,946	$1,106,668	$427,005	$173,724	$85,247
Cash, cash equivalents, and restricted cash	82,756	85,837	61,168	77,628	6,322
Assets held for sale	119,342	117,873	—	—	—
Notes receivable	102,833	107,985	79,662	10,000	—
Total assets	2,011,912	1,482,486	595,945	267,882	95,416
Indebtedness	1,091,150	908,623	300,754	50,202	82,126
Capital leases payable	177	453	313	457	621
Total liabilities	1,185,339	961,194	327,926	57,943	86,105
Total liabilities and owners’ equity	2,011,912	1,482,486	595,945	267,882	95,416

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Company)	(Company)	(Company)	(Company &	(Predecessor)
				Predecessor)

Other Data:
Cash Flow:
Provided by operating activities	$139,691	$56,528	$6,652	$5,735	$623
Used in investing activities	(565,473)	(652,267)	(310,624)	(89,189)	(1,080)
Provided by (used in) financing activities	441,130	606,625	274,827	161,718	(1,726)
Unaudited:
Total number of rooms at December 31	15,492	13,184	5,095	2,381	1,094
Total number of hotels at December 31	81	80	33	15	6
EBITDA(1)	$138,757	$79,346	$23,909	$5,508	$8,224
FFO(2)	$84,748	$32,741	$11,076	$653	$1,741
(1) EBITDA Reconciliation (unaudited):
Net income (loss)	$37,796	$9,437	$1,419	$(3,920)	$(3,093)
Plus depreciation and amortization	52,863	30,291	10,768	4,933	4,834
Plus interest expense & amortization of loan costs	48,457	38,404	11,101	5,000	6,536
Less interest income	(2,917)	(1,027)	(335)	(289)	(53)
Plus (benefit from) provision for income taxes	(2,719)	(184)	658	142	—
Remove minority interest	5,277	2,425	298	(358)	—

EBITDA	$138,757	$79,346	$23,909	$5,508	$8,224

(2) FFO Reconciliation (unaudited):
Net income (loss) available to common shareholders	$26,921	$134	$64	$(3,920)	$(3,093)
Plus real estate depreciation and amortization(a)	52,550	30,182	10,714	4,931	4,834
Remove minority interest	5,277	2,425	298	(358)	—

FFO	$84,748	$32,741	$11,076	$653	$1,741

(a)	Includes property-level furniture, fixtures, and equipment.

(1)	EBITDA is defined as net income (loss) or income (loss) before net gain on sale of properties, interest expense, interest income (excluding interest income from mezzanine loans), income taxes, depreciation and amortization, and minority interest. We believe EBITDA is useful to investors as an indicator of our ability to service debt and pay cash distributions. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with genereally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

(2)	The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses)

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

Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in Part I, Item 1A, Risk Factors. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.

EXECUTIVE OVERVIEW:

We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of December 31, 2006, we owned 81 hotels and approximately $103.0 million of mezzanine or first-mortgage loans receivable. Of these 81 hotels, six were contributed upon our formation, nine were acquired in the fourth quarter of 2003, 18 were acquired during 2004, 37 were acquired during 2005, and eleven were acquired in 2006. Currently, 15 of these 81 hotels are considered held for sale and included in discontinued operations. The 38 hotel properties acquired since December 31, 2004 that are included in continuing operations contributed approximately $292.3 million and $49.9 million to our total revenue and operating income, respectively, for the year ended December 31, 2006, and approximately

$135.7 million and $25.1 million to our total revenue and operating income, respectively, for the year ended December 31, 2005.

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

Throughout 2006, strong economic growth in the United States economy combined with improved business demand generated strong RevPar growth throughout the lodging industry. For 2007, forecasts for the lodging industry continue to be favorable.

RESULTS OF OPERATIONS:

Marriott International, Inc. (“Marriott”) manages 24 of the Company’s properties. For these 24 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 24 Marriott-managed hotels, the fourth quarters of 2006 and 2005 ended December 29th and December 30th, respectively.

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

The following table illustrates the key performance indicators for the years ended December 31, 2006 and 2005 for the 28 hotel properties included in continuing operations that we owned throughout the entirety of both years presented (“2006 comparable hotels”):

	Years Ended December 31,
	2006	2005

Comparative Hotels (28 properties):
Room revenues (in thousands)	$138,240	$129,257
RevPar	$85.40	$79.81
Occupancy	75.63%	74.08%
ADR	$112.91	$107.74

The following table reflects key line items from our consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Year Ended	Year Ended	Year Ended	Favorable (Unfavorable)
	December 31,	December 31,	December 31,	Change
	2006	2005	2004	2005 to 2006	2004 to 2005

Total revenue	$480,434	$311,346	$107,236	$169,088	$204,110
Total hotel expenses	305,513	197,478	64,690	(108,035)	(132,788)
Property taxes, insurance, and other	26,286	16,264	6,105	(10,022)	(10,159)
Depreciation and amortization	49,564	28,169	9,770	(21,395)	(18,399)
Corporate general and administrative	20,359	14,523	11,855	(5,836)	(2,668)
Operating income	78,712	54,912	14,816	23,800	40,096
Interest income	2,917	1,027	335	1,890	692
Interest expense	(46,419)	(34,448)	(9,217)	(11,971)	(25,231)
Amortization of loan costs	(2,038)	(3,956)	(1,884)	1,918	(2,072)
Write-off of loan costs and exit fees	(788)	(5,803)	(1,633)	5,015	(4,170)
Loss on debt extinguishment	—	(10,000)	—	10,000	(10,000)
Benefit from (provision for) income taxes	2,920	2,584	(630)	336	3,214
Minority interest	(4,274)	(887)	(310)	(3,387)	(577)
Income (loss) from discontinued operations, net	6,766	6,008	(58)	758	6,066
Net income	$37,796	$9,437	$1,419	$28,359	$8,018

Comparison of Year Ended December 31, 2006 and Year Ended December 31, 2005

Revenue.  Total revenue for the year ended December 31, 2006 increased approximately $169.1 million or 54.3% to approximately $480.4 million from total revenue of approximately $311.3 million for the year ended December 31, 2005. The increase was primarily due to approximately $156.4 million in incremental revenues attributable to the 38 hotel properties acquired since December 31, 2004 that are included in continuing operations, approximately $1.5 million increase in interest income earned on the Company’s $103.0 million notes receivable portfolio, and approximately $10.9 million increase in revenues for comparable hotels, primarily due to increases in room revenues.

Room revenues at comparable hotels for the year ended December 31, 2006 increased approximately $9.0 million or 6.9% compared to 2005, primarily due to an increase in RevPar from $79.81 to $85.40, which consisted of a 4.8% increase in ADR and a 2.1% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:

•	renovations were completed at several hotels in 2005, which generated increased occupancy in 2006 as rooms previously under renovations became available, and

•	certain hotels were successful in garnering more favorable group room-night contracts in 2006.

Food and beverage revenues at comparable hotels for the year ended December 31, 2006 increased approximately $1.7 million or 6.8% compared to 2005 primarily due to the overall increase in occupancy.

Other revenues the year ended December 31, 2006 compared to 2005 increased approximately $5.3 million or 43.5% due to an increase at comparable hotels of approximately $224,000 or 3.2%, primarily resulting from increases in occupancy, and an increase of approximately $5.0 million related to incremental revenues attributable to the 38 hotel properties acquired since December 31, 2004 that are included in continuing operations.

Interest income from notes receivable increased to approximately $14.9 million for the year ended December 31, 2006 compared to approximately $13.3 million for 2005 primarily due to an increase in the average balance outstanding of the notes receivable portfolio and an increase in interest rates.

Asset management fees remained flat at approximately $1.3 million for both the years ended December 31, 2006 and 2005. Asset management fees relate to 27 hotel properties owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates subsequently sold the remaining six hotel properties. However, the affiliates, pursuant to an agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.

Hotel Operating Expenses.  Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $108.0 million or 54.7% for the year ended December 31, 2006 compared to 2005, primarily due to approximately $102.5 million of expenses associated with the 38 hotel properties acquired since December 31, 2004 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $5.5 million or 5.2% for the year ended December 31, 2006 compared to 2005 primarily due to increases in rooms, food and beverage, and indirect expenses.

Rooms expense at comparable hotels increased approximately $1.8 million or 6.0% for the year ended December 31, 2006 compared to 2005 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the year ended December 31, 2006 compared to 2005 also increased approximately $785,000, which is consistent with the increase in food and beverage revenues at most hotels and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $2.4 million or 5.0% for the year ended December 31, 2006 compared to 2005. Indirect expenses increased as a result of:

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

Property Taxes, Insurance, and Other.  Property taxes, insurance, and other increased approximately $10.0 million or 61.6% for the year ended December 31, 2006 compared to 2005 due to approximately $9.6 million of expenses associated with the 38 hotel properties acquired since December 31, 2004 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense increased approximately $468,000 in 2006 compared to 2005 primarily resulting from increased property insurance rates, primarily due to 2005 hurricanes, and increased property value tax assessments at certain hotels.

Depreciation and Amortization.  Depreciation and amortization increased approximately $21.4 million or 76.0% for the year ended December 31, 2006 compared to 2005 primarily due to approximately $19.8 million of depreciation associated with the 38 hotel properties acquired since December 31, 2004 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $1.6 million in 2006 compared to 2005 as a result of capital improvements made at several comparative hotels since December 31, 2004.

Corporate General and Administrative.  Corporate general and administrative expense increased to approximately $20.4 million for the year ended December 31, 2006 compared to approximately $14.5 million for 2005 primarily due to overall company growth and an increase in non-cash expenses associated with stock-based compensation to approximately $5.2 million in 2006 compared to approximately $3.4 million in 2005. As a percentage of total revenue, however, corporate general and administrative expense decreased to approximately 4.2% in 2006 from approximately 4.7% in 2005 due to corporate synergies inherent in overall growth.

Operating Income.  Operating income increased approximately $23.8 million to approximately $78.7 million for the year ended December 31, 2006 from approximately $54.9 million in 2005 as result of the aforementioned operating results.

Interest Income.  Interest income increased approximately $1.9 million to approximately $2.9 million for the year ended December 31, 2006 from approximately $1.0 million in 2005 primarily due to interest earned on funds received from borrowings and equity offerings in 2006 in excess of interest earned on funds received from borrowings and equity offerings in 2005.

Interest Expense and Amortization of Loan Costs.  Interest expense and amortization of loan costs increased approximately $10.1 million to approximately $48.5 million for the year ended December 31, 2006 from approximately $38.4 million in 2005. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and increased interest rates.

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

Loss on Debt Extinguishment.  During the year ended December 31, 2006, there were no losses on debt extinguishments. During the year ended December 31, 2005, the Company completed several debt restructuring transactions to extend its maturities, lower its borrowing costs, and fix its interest rates. On March 30, 2005, the Company paid down mortgage debt assumed in the 21-property hotel portfolio acquisition on March 16, 2005 by approximately $18.2 million, which generated a loss on early extinguishment of debt of approximately $2.3 million, which is net of the write-off of the related portion of debt premium of approximately $1.4 million. On October 13, 2005, the Company extinguished approximately $98.9 million of this debt, which generated a loss on early extinguishment of debt of approximately $4.3 million, which is net of the write-off of debt premiums associated with these mortgages of approximately $3.0 million. On December 20, 2005, the Company extinguished the remaining $31.0 million of this debt, which generated a loss on early extinguishment of debt of approximately $3.4 million, which is net of the write-off of the debt premium associated with this mortgage of approximately $780,000.

Benefit from Income Taxes.  As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the years ended December 31, 2006 and 2005, the benefit from income taxes related to continuing operations of approximately $2.9 million and $2.6 million, respectively, relates to the net income associated with

Ashford TRS. For the years ended December 31, 2006 and 2005, an additional provision for income taxes of approximately $201,000 and $2.4 million, respectively, is included in discontinued operations.

Minority Interest.  Minority interest represents a reduction to net income of approximately $4.3 million and $887,000 for the years ended December 31, 2006 and 2005, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) available to common shareholders is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.

Income from Continuing Operations.  Income from continuing operations was approximately $31.0 million and $3.4 million for the years ended December 31, 2006 and 2005, respectively, which represents an increase of approximately $27.6 million as a result of the aforementioned operating results.

Income from Discontinued Operations, Net.  On March 16, 2005, the Company acquired 21 hotel properties and an office building for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these hotel properties, six of which were sold in the second quarter of 2005. On January 17, 2006, the Company sold the remaining two properties. On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, which were sold on March 24, 2006. On December 7, 2006, the Company acquired seven hotel properties for approximately $267.2 million, two of which properties were immediately held for sale. As of December 31, 2006, the Company had secured sales commitments related to these two properties. In late 2006, the Company made a strategic decision to sell 15 hotel properties acquired between 2003 and 2006 and its office building acquired on March 16, 2005. Operating results related to these properties during the periods such properties were owned are included in income from discontinued operations for both the years ended December 31, 2006 and 2005.

Net Income.  Net income was approximately $37.8 million and $9.4 million for the years ended December 31, 2006 and 2005, respectively, which represents an increase of approximately $28.4 million as a result of the aforementioned operating results.

Preferred Dividends.  During the year ended December 31, 2006, the Company declared cash dividends of approximately $4.9 million, or $0.5344 per diluted share per quarter, for Series A preferred stockholders, and approximately $6.0 million, or $0.20 per diluted share per quarter, for Series B preferred stockholders. During the year ended December 31, 2005, the Company declared cash dividends of approximately $4.9 million and $3.4 million, for Series A preferred stockholders and Series B preferred stockholders, respectively. In addition, on June 15, 2005, the Company sold a financial institution its remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares.

Net Income Available to Common Shareholders.  Net income available to common shareholders was approximately $26.9 million and $134,000 for the years ended December 31, 2006 and 2005, respectively, which represents an increase of approximately $26.8 million as a result of the aforementioned operating results and preferred dividends.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue.  Total revenue for the year ended December 31, 2005 increased approximately $204.1 million or 190.3% to approximately $311.3 million from total revenue of approximately $107.2 million for the year ended December 31, 2004. The increase was primarily due to approximately $192.0 million in incremental revenues attributable to the 44 hotel properties acquired since 2003 that are included in continuing operations, approximately $5.8 million increase in interest income earned on the Company’s $108.3 million mezzanine loans receivable portfolio, of which approximately $98.3 million of the portfolio was acquired since 2003, and approximately $6.4 million increase in revenues for comparable hotels, primarily due to increases in room revenues.

Room revenues at comparable hotels for the year ended December 31, 2005 increased approximately $5.5 million or 9.9% compared to 2004, primarily due to an increase in RevPar from $75.5 to $83.2, which consisted of a 6.4% increase in ADR and a 3.6% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:

•	renovations were completed at the Syracuse Embassy Suites and Phoenix Embassy Suites in 2004, which generated increased occupancy in 2005,

•	the Las Vegas Embassy Suites, the Syracuse Embassy Suites, and the Columbus Doubletree were all successful in increasing room-night contracts in 2005, and

•	the Mobile Homewood Suites in Alabama experienced occupancy increases due to evacuations in nearby hurricane-ravaged areas.

Food and beverage revenues at comparable hotels for the year ended December 31, 2005 increased approximately $1.1 million or 18.3% compared to 2004. Food and beverage revenues increased at several hotels due to increases in occupancy, which is consistent with the increase in room revenues. In addition, the Las Vegas Embassy Suites experienced a significant increase in banquets due to daily lunch-and-dinner events during 2005.

Other revenues at comparable hotels for the year ended December 31, 2005 remained virtually flat compared to 2004.

Interest income from notes receivable increased to approximately $13.3 million for the year ended December 31, 2005 compared to approximately $7.5 million for 2004 due to the notes receivable portfolio of approximately $108.3 million at December 31, 2005, of which approximately $98.3 million of this portfolio was acquired since 2003.

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

Hotel Operating Expenses.  Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $132.8 million or 205.3% for the year ended December 31, 2005 compared to 2004, primarily due to approximately $128.3 million of expenses associated with the 44 hotel properties acquired since 2003 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $4.5 million or 10.6% for the year ended December 31, 2005 compared to 2004 primarily due to increases in rooms, food and beverage, and indirect expenses.

Rooms expense at comparable hotels increased approximately $1.0 million or 8.0% for the year ended December 31, 2005 compared to 2004 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the year ended December 31, 2005 compared to 2004 also increased, which is consistent with the increase in food and beverage revenues and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $2.4 million or 10.9% for the year ended December 31, 2005 compared to 2004. Indirect expenses increased as a result of:

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

Property Taxes, Insurance, and Other.  Property taxes, insurance, and other increased approximately $10.2 million or 166.4% for the year ended December 31, 2005 compared to 2004 due to approximately $10.2 million of expenses associated with the 44 hotel properties acquired since 2003 that are included in continuing operations, which includes approximately $305,000 of insurance costs related to several hurricanes that damaged certain hotels in Florida during the second half of 2005. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense for the year ended December 31, 2005 decreased approximately $86,000 when compared to 2004 primarily resulting from decreased property insurance rates and decreased insurance claims due to property damage deductibles incurred in 2004 related to several hurricanes that damaged certain hotels in Florida during the third quarter of 2004.

Depreciation and Amortization.  Depreciation and amortization increased approximately $18.4 million or 188.3% for the year ended December 31, 2005 compared to 2004 primarily due to approximately $17.4 million of depreciation associated with the 44 hotel properties acquired since 2003 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $990,000 for the year ended December 31, 2005 compared to 2004 as a result of capital improvements made at several comparative hotels throughout the years ended December 31, 2005 and 2004.

Corporate General and Administrative.  Corporate general and administrative expense increased to approximately $14.5 million for the year ended December 31, 2005 compared to approximately $11.9 million for 2004 primarily resulting from an increase in headcount and the related salaries and benefits due to substantial growth and an increase in non-cash expenses associated with employee stock grants from approximately $2.4 million during 2004 compared to approximately $3.4 million for 2005. As a percentage of total revenue, however, corporate general and administrative expense decreased from approximately 11.1% for 2004 to approximately 4.7% for 2005 due to corporate synergies inherent in overall growth.

Operating Income.  Operating income increased approximately $40.1 million to approximately $54.9 million for the year ended December 31, 2005 from approximately $14.8 million for 2004 as result of the aforementioned operating results.

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

Benefit from (Provision for) Income Taxes.  As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the years ended December 31, 2005 and 2004, the benefit from (provision for) income taxes of approximately $2.6 million and $(630,000), respectively, relates to the net (loss) income associated with Ashford TRS. For the years ended December 31, 2005 and 2004, an additional provision for income taxes of approximately $2.4 million and $28,000, respectively, is included in discontinued operations.

Minority Interest.  Minority interest represents reductions to net income of approximately $887,000 and $310,000 for the years ended December 31, 2005 and 2004, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) available to common shareholders is allocated to minority interest based on the weighted-average limited partnership percentage ownership throughout the period.

Income from Continuing Operations.  Income from continuing operations was approximately $3.4 million and $1.5 million for the years ended December 31, 2005 and 2004, respectively, which represents an increase of approximately $1.9 million as a result of the aforementioned operating results.

Income from Discontinued Operations, Net.  On March 16, 2005, the Company acquired 21 hotel properties and an office building for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these hotel properties, six of which were sold in the second quarter of 2005. On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties. In late 2006, the Company made a strategic decision to sell 13 hotel properties acquired between 2003 and 2005 and its office building acquired on March 16, 2005. Operating results related to these properties during the periods such properties were owned are included in income from discontinued operations for both the years ended December 31, 2005 and 2004.

Net Income.  Net income was approximately $9.4 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively, which represents an increase of approximately $8.0 million as a result of the aforementioned operating results.

Preferred Dividends.  During the year ended December 31, 2005, the Company declared cash dividends of approximately $4.9 million and $3.4 million, for Series A preferred stockholders and Series B preferred stockholders, respectively. In addition, on June 15, 2005, the Company sold a financial institution its remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares. On December 17, 2004, the Company declared a cash dividend of approximately $1.4 million for Series A preferred shareholders. In addition, the

Company recognized Series B preferred stock dividends of approximately $3,300 related to its Series B preferred stock issued on December 30, 2004.

Net Income Available to Common Shareholders.  Net income available to common shareholders was approximately $134,000 and $64,000 for the years ended December 31, 2005 and 2004, respectively, which represents an increase of approximately $70,000 as a result of the aforementioned operating results and preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal sources of revenue include: (i) cash flow from hotel operations, (ii) interest income from our notes receivable portfolio, and (iii) guaranteed management fees related to our eight asset management and consulting contracts with an affiliate.

Cash flows from hotel operations are subject to all operating risks common to the hotel industry, including but not limited to:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which can generate public concern over travel safety.

During the year ended December 31, 2006, we completed the following significant transactions, which did or will impact our cash flow and liquidity:

Business Combinations:

On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from Host Marriott Corporation for approximately $28.0 million in cash. The Company used proceeds from its follow-on public offering on January 25, 2006 to fund this acquisition.

On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, from W2001 Pac Realty, L.L.C. for approximately $95.0 million in cash. The hotel was immediately re-branded as a JW Marriott. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million to fund this acquisition.

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

On November 9, 2006, the Company acquired the Westin O’Hare hotel property in Rosemont, Illinois, from JER Partners for approximately $125.0 million in cash. To fund this acquisition, the Company used cash available on its balance sheet and proceeds from a $101.0 million mortgage loan executed on November 16, 2006.

On December 7, 2006, the Company acquired a seven-property hotel portfolio (“MIP Portfolio”) from a partnership of affiliates of Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts for

approximately $267.2 million in cash. Of the seven acquired hotels, five are considered core hotels while two are considered non-core hotels, which the Company intends to sell. To fund this acquisition, the Company used cash available on its balance sheet, proceeds from a $25.0 million draw on a credit facility, and proceeds from a $212.0 million mortgage loan executed on December 7, 2006.

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

Assets Held for Sale and Discontinued Operations:

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

On September 24, 2006, the Company extended the maturity date on its $5.0 million note receivable, originally due October 2006, to October 2007. On December 5, 2006, the Company received approximately $5.1 million related to all principal and interest due under this loan.

On November 17, 2006, the Company received a principal payment of approximately $614,000 related to a portion of its $26.3 million note receivable, due April 2008. As a result of this prepayment, the $26.3 million note receivable, originally secured by 107 hotel properties, became a $25.7 million note receivable, secured by 105 hotel properties.

On December 27, 2006, the Company originated a $7.0 million mezzanine loan receivable, due December 2009.

On December 27, 2006, the Company originated a $4.0 million mezzanine loan receivable, due December 2009.

Indebtedness:

As of December 31, 2006, the Company had approximately $1.1 billion of outstanding debt with an additional $272.5 million available under its existing credit facilities.

On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, at an interest rate of LIBOR plus 2%, to $100. On April 3, 2006, the Company modified this mortgage note payable to a $47.5 million revolving credit facility, with a revolving period through October 11, 2006 and interest rates during the revolving period ranging from LIBOR plus 1% to LIBOR plus 1.5% depending on the outstanding balance. After the revolving period expires, the interest rate resumes its original rate of LIBOR plus 2%. Consistent with the original mortgage, the modified credit facility requires monthly interest-only payments and has three one-year extension options. On April 18, 2006 and June 6, 2006, the Company completed draws of approximately $15.0 million each on this credit facility. On July 25, 2006, the Company repaid the $30.0 million outstanding balance on this credit facility. On July 26, 2006, the Company modified this credit facility to extend both the revolving period and maturity date by one year to October 11, 2007 and October 10, 2008, respectively. As of December 31, 2006, approximately $100 was outstanding on this credit facility.

On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, which had an interest rate of 5.32% and matured July 1, 2015. This reduced the Company’s $580.8 million mortgage note payable outstanding at December 31, 2005, secured by 40 hotels, with an average interest rate of 5.4%, to $487.1 million outstanding at December 31, 2006, secured by 32 hotels, with an average interest rate of 5.41%. In connection with the buyer’s assumption of this debt, the Company wrote-off unamortized loan costs of approximately $687,000.

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

On September 8, 2006, the Company modified its $100.0 million credit facility, due August 16, 2008, to increase the capacity to $150.0 million with the ability to be increased to $200.0 million subject to certain conditions and reduce the interest rate from LIBOR plus a range of 1.6% to 1.95% to LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio. On February 27, 2006, April 18, 2006, July 14, 2006, November 8, 2006, and December 6, 2006, the Company completed draws on this credit facility of $10.0 million, $88.9 million, $25.0 million, $80.0 million, and $25.0 million, respectively. On January 31, 2006, June 28, 2006, July 25, 2006, and November 16, 2006, the Company paid down this credit facility by $60.0 million, $25.0 million, $98.9 million, and $80.0 million, respectively. At December 31, 2006, the Company had an outstanding balance of $25.0 million on this credit facility.

On November 16, 2006, the Company executed a $101.0 million mortgage note payable, due December 8, 2016, at an interest rate of 5.81%, with interest-only payments due monthly for five years plus principal payments thereafter based on a thirty-year amortization schedule.

On December 7, 2006, the Company executed a $247.0 million mortgage note payable, of which $212.0 million was funded immediately with the remaining balance to be funded over the next two years as capital expenditures are incurred by the Company. The loan matures December 11, 2009, with two one-year extension options, bears interest at a rate of LIBOR plus 1.72%, and requires interest-only payments due monthly.

Dividends:

During the year ended December 31, 2006, the Company declared cash dividends of approximately $60.1 million, or $0.20 per diluted share per quarter, related to both common stockholders and common unit holders, of which approximately $51.9 million and $8.3 million related to each, respectively.

During the year ended December 31, 2006, the Company declared cash dividends of approximately $1.4 million, or $0.19 per diluted share per quarter prorated for days outstanding, related to Class B unit holders.

During the year ended December 31, 2006, the Company declared cash dividends of approximately $4.9 million, or $0.5344 per diluted share per quarter, related to Series A preferred stockholders.

During the year ended December 31, 2006, the Company declared cash dividends of approximately $6.0 million, or $0.20 per diluted share per quarter, related to Series B preferred stockholders.

Net Cash Flow Provided By Operating Activities.  For the year ended December 31, 2006, net cash flow provided by operating activities increased approximately $83.2 million from cash flow provided of approximately $56.5 million for 2005 to cash flow provided of approximately $139.7 million for 2006. The increase in net cash flow provided by operating activities was primarily attributable to an increase in net income experienced in 2006, which resulted from improved operations at the 33 comparable hotels as well as the 48 hotels acquired since 2004, as well as an increase in depreciation and amortization.

Net Cash Flow Used In Investing Activities.  For the year ended December 31, 2006, net cash flow used in investing activities was approximately $565.5 million, which consisted of approximately $540.6 million related to acquisitions of hotel properties, $37.3 million related to acquisitions or originations of notes receivable, and $47.7 million of improvements to various hotel properties. These cash outlays were somewhat offset by net proceeds of approximately $17.4 million related to the sales of ten hotel properties and $42.8 million related to payments on notes receivable. For the year ended December 31, 2005, net cash flow used in investing activities was approximately $652.3 million, which consisted of approximately $55.5 million of acquisitions or originations of loans receivable, approximately $613.5 million related to hotel property acquisitions, and approximately $38.3 million of improvements to various hotel properties. These cash outlays were somewhat offset by proceeds of approximately $26.9 million related to payments on notes receivable and approximately $28.2 million related to the sales of six hotel properties and an office building.

Net Cash Flow Provided By Financing Activities.  For the year ended December 31, 2006, net cash flow provided by financing activities was approximately $441.1 million, which represents $178.9 million in draws on the Company’s credit facilities, $313.0 million of new debt borrowings to fund acquisitions, and approximately $290.1 million of net proceeds received from the Company’s follow-on public offerings on January 25, 2006 and July 25, 2006, partially offset by approximately $66.1 million of dividends paid, $271.4 million of payments on indebtedness and capital leases, $3.3 million of payments of loan costs, and $53,000 of costs associated with issuing common shares in exchange for units of limited partnership interest. For the year ended December 31, 2005, net cash flow provided by financing activities was approximately $606.6 million, which represents approximately $60.0 million in net draws on the Company’s $100.0 million credit facility, $370.0 million related to a mortgage note completed on June 17, 2005, $172.7 million and $38.1 million received October 13, 2005 and December 20, 2005, respectively, related to a mortgage note modification, $45.0 million related to a mortgage note completed on October 28, 2005, $211.5 million related to a mortgage note completed November 14, 2005, $145.5 million of net proceeds received from the Company’s follow-on public offerings on January 20, 2005 and April 5, 2005, $65.0 million in proceeds received from the issuance of Series B cumulative convertible redeemable preferred stock on June 15, 2005, $18.9 million in proceeds received from the issuance of common stock to a financial institution on July 1, 2005, and $1.6 million received from the termination and sale of derivatives, partially offset by approximately $38.2 million of dividends paid, $459.6 million of payments on indebtedness and capital leases, $10.8 million of payments of loan costs, $2.6 million of loan early exit fees, $10.0 million of loan extinguishment fees, and $582,000 of additional costs related to the issuances of Series B cumulative convertible redeemable preferred stock on December 30, 2004 and June 15, 2005.

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

We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other borrowings or from the proceeds of additional issuances of common stock, preferred stock, or other securities. However, other than the acquisitions discussed herein, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.

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

SEASONALITY

Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.

CRITICAL ACCOUNTING POLCIES

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

Use of Estimates — In connection with the Company’s acquisition of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006, the Company assumed the existing management agreement, which expires in 2017 with three ten-year renewal options and provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current market management agreement. As a result, the Company recorded an unfavorable contract liability of approximately $15.8 million related to this management agreement as of the acquisition date based on the present value of expected cash outflows over the initial term of the agreement.

In addition, as of December 31, 2006, the Company’s deferred tax asset valuation allowance of approximately $7.7 million includes approximately $6.2 million related to this unfavorable management contract liability and approximately $1.5 million related to monies received from the hotel manager upon acquisition of the JW Marriott hotel in San Francisco, California. The analysis utilized by the Company in determining its deferred tax asset valuation allowance involves considerable management judgment and assumptions.

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

Recent Critical Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the tax position must be measured to determine the amount of benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The cumulative effect of applying the provisions of FIN No. 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not believe the adoption of FIN No. 48 will have a material effect on its financial condition or results of operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2006, our contractual obligations and commitments are as follows (in thousands):

	Payments Due by Period
	< 1 Year	2-3 Years	4-5 Years	> 5 Years	Total

Indebtedness payments	$2,067	$244,920	$28,632	$815,531	$1,091,150
Capital leases payments	112	47	18	—	177
Operating leases payments	3,595	6,167	5,610	151,473	166,845
Interest payments	66,434	129,091	94,612	172,560	462,697

Total contractual obligations	$72,208	$380,225	$128,872	$1,139,564	$1,720,869

At December 31, 2006, our capital commitments were approximately $1.9 million, which relate to general capital improvements.

In addition, we have entered into employment agreements with certain executive officers, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by our Board of Directors. These agreements terminate on December 31, 2007, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.

SUBSEQUENT EVENTS

On January 18, 2007, the Company entered into a definitive agreement to acquire a 51-property hotel portfolio from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion in cash. Pursuant to this agreement, the Company will own 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. The acquisition is subject to customary closing conditions including, among other things, approval by a majority of CNL’s outstanding common shareholders. Pursuant to this agreement, the Company and a third party have jointly and severally guaranteed payment of certain performance obligations to CNL of up to approximately $300.0 million. To fund this acquisition, the Company intends to use committed debt and equity financing with a financial institution as well as assumptions of the seller’s existing debt. The components of the committed debt include approximately $1.2 billion of ten-year, fixed-rate debt at an estimated average blended interest rate of 5.95%, approximately $340.0 million of three-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.65%, and approximately $325.0 million of one-year, variable-rate debt with a two-year extension option at an interest rate of LIBOR plus 1.5%. The committed equity financing represents the anticipated sale of up to 8.0 million shares of Series C Cumulative Redeemable Preferred Stock for up to approximately $200.0 million at a dividend rate of LIBOR plus 2.5%. The assumed debt includes approximately $463.1 million of fixed-rate debt, representing ten fixed-rate loans with an average blended interest rate of 6.22% and expiration dates ranging from 2008 to 2025. The acquisition is expected to close in the second quarter of 2007.

On January 30, 2007, the Company completed a $20.0 million draw on its $150.0 million credit facility, due August 16, 2008.

On February 6, 2007, the Company received approximately $8.1 million related to all principal and interest due under its $8.0 million note receivable, due February 2007.

On February 6, 2007, the Company sold its Marriott located in Trumbull, Connecticut, for approximately $28.3 million. As the Company acquired this property on December 7, 2006, no gain or loss was recognized on the sale.

On February 8, 2007, the Company sold its Fairfield Inn in Princeton, Indiana, for approximately $3.2 million. In connection with this sale, the Company expects to recognize a gain of approximately $1.4 million, of which related income tax payments will be deferred through a 1031 like-kind exchange.

On February 9, 2007, the Company reached a definitive agreement to sell its portfolio of seven TownePlace Suites hotels for approximately $57.5 million. As of December 31, 2006, the carrying value of these hotels of approximately $38.4 million is classified as assets held for sale. Consequently, the Company expects to recognize a gain on this sale, of which related income tax payments will be deferred through a 1031 like-kind exchange.

On March 5, 2007, the Company reached a definitive agreement to sell its Doubletree hotel in Dayton, Ohio, for approximately $7.2 million. As of December 31, 2006, the carrying value of this hotel of approximately $6.1 million is classified as assets held for sale. Consequently, the Company expects to recognize a gain on this sale, of which related income tax payments will be deferred through a 1031 like-kind exchange.

On March 8, 2007, the Company paid approximately $60,000 to terminate its $100.0 million credit facility, due December 23, 2008. This credit facility has never had an outstanding balance.

Subsequent to December 31, 2006, Company management made a strategic decision to initiate sales efforts related to its Embassy Suites hotel in Phoenix, Arizona. As a result, the Company will classify assets and operating results related to this hotel as held for sale and discontinued operations, respectively, in 2007.

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

As of December 31, 2006, our $1.1 billion debt portfolio consisted of approximately $854.2 million, or 78%, of fixed-rate debt, with interest rates ranging from 5.41% to 7.24%, and approximately $237.0 million, or 22%, of variable-rate debt. As of December 31, 2005, our $908.6 million debt portfolio consisted of approximately $792.3 million, or 87%, of fixed-rate debt, with interest rates ranging from 5.4% to 5.75%, and approximately $116.3 million, or 13%, of variable-rate debt. Our overall weighted average interest rate at December 31, 2006 and 2005 was 5.93% and 5.59%, respectively.

Periodically, we purchase derivatives to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when interest rates exceed the cap strike. As of December 31, 2006 and 2005, we owned the following interest rate caps:

On October 28, 2005, we purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit our exposure to rising interest rates on $45.0 million of its variable-rate debt. We designated the $45.0 million cap as a cash flow hedge of our exposure to changes in interest rates on a corresponding amount of variable-rate debt.

On December 6, 2006, we purchased a 6.25% LIBOR interest rate cap with a $212.0 million notional amount, which matures December 11, 2009, to limit our exposure to rising interest rates on $212.0 million of its variable-rate debt. We designated the $212.0 million cap as a cash flow hedge of our exposure to changes in interest rates on a corresponding amount of variable-rate debt.

On December 6, 2006, we purchased a 6.25% LIBOR interest rate cap with a $35.0 million notional amount, which matures December 11, 2009, to limit our exposure to rising interest rates on future variable-rate debt that we intend to draw over the next two years as capital expenditures are incurred. As this cap did not meet applicable hedge accounting criteria, it is not designated as a cash flow hedge.

As of December 31, 2006 and 2005, derivatives with a fair value of approximately $222,000 and $2,000, respectively, were included in other assets.

For the years ended December 31, 2006 and 2005, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of December 31, 2006 and 2005, respectively, would be approximately $2.4 million and $1.2 million, respectively.

As of December 31, 2006, our $103.0 million notes receivable portfolio consisted of approximately $80.0 million of outstanding variable-rate notes and approximately $23.0 million of outstanding fixed-rate notes. As of December 31, 2005, our $108.3 million notes receivable portfolio consisted of approximately $85.3 million of outstanding variable-rate notes and approximately $23.0 million of outstanding fixed-rate notes. For the years ended December 31, 2006 and 2005, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate notes receivable as of December 31, 2006 and 2005, respectively, would be approximately $800,000 and $853,000, respectively.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2006, it does not consider those exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquired businesses, which were excluded from the scope of our assessment, but are included in our 2006 consolidated financial statements. Such acquired businesses are listed below:

MIP Hotels, a portfolio of 7 hotel properties of which 2 are held for sale, and
Westin O’Hare hotel property in Rosemont, Illinois.

These businesses constituted approximately $409.2 million and $399.3 million of total and net assets, respectively, as of December 31, 2006, and approximately $10.2 million, ($310,000), and $17,000 of revenues, operating income (loss), and operating income from discontinued operations, respectively, for the year then ended.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ashford Hospitality Trust, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquired businesses, which are included in the 2006 consolidated financial statements of Ashford Hospitality Trust, Inc. and constituted approximately $409.2 million and $399.3 million of total and net assets, respectively, as of December 31, 2006, and approximately $10.2 million, ($310,000), and $17,000 of revenues, operating income (loss), and operating income from discontinued operations, respectively, for the year then ended. Such acquired businesses include the following: MIP Hotels, a portfolio of 7 hotel properties of which 2 are held for sale, and the Westin O’Hare hotel property in Rosemont, Illinois. Our audit of internal control over financial reporting of Ashford Hospitality Trust, Inc. also did not include an evaluation of the internal control over financial reporting of these acquired businesses.

In our opinion, management’s assessment that Ashford Hospitality Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ashford Hospitality Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements and financial statement schedules of Ashford Hospitality Trust, Inc., and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 8, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 15, 2007.

Item 11.	Executive Compensation

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 15, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 15, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 15, 2007.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 15, 2007.

PART IV

Item 15.	Financial Statement Schedules and Exhibits

(a) Financial Statements and Schedules

All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b) Exhibits

Exhibit
Number		Description of Exhibit

3.1		Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)
3	.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed on July 31, 2003)
3	.2.2	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)
4.2		Articles Supplementary for Series B-1 Convertible Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)
4.3		Articles Supplementary for Series B-2 Convertible Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)
10	.1.1	Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 of Form 10-Q, filed on November 14, 2003)

Exhibit
Number		Description of Exhibit

10	.1.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated October 16, 2003 (incorporated by reference to Exhibit 10.3 of Form 10-Q, filed on November 14, 2003)
10	.1.3	Amended and Restated Exhibit A to Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated September 26, 2003 (incorporated by reference to Exhibit 10.2 of Form 10-Q, filed on November 14, 2003)
10.2		Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)
10.3		2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3 of Form S-11/A, filed on July 31, 2003)
10	.3.1	Amended and Restated 2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated May 9, 2005, for the event dated May 3, 2005)
10.4		Non-Compete Agreement between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form S-11/A, filed on July 31, 2003)
10	.5.1	Employment Agreement between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5 of Form S-11/A, filed on July 31, 2003)
10	.5.1.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.11 of Form 8-K, filed on April 3, 2006)
10	.5.2	Employment Agreement between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.6 of Form S-11/A, filed on July 31, 2003)
10	.5.2.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.7 of Form 8-K, filed on April 3, 2006)
10	.5.3	Employment Agreement between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.7 of Form S-11/A, filed on July 31, 2003)
10	.5.3.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.9 of Form 8-K, filed on April 3, 2006)
10	.5.4	Employment Agreement between Ashford Hospitality Trust, Inc. and David Kimichik (incorporated by reference to Exhibit 10.8 of Form S-11/A, filed on July 31, 2003)
10	.5.4.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and David Kimichik (incorporated by reference to Exhibit 10.5.8 of Form 8-K, filed on April 3, 2006)
10	.5.6	Employment Agreement between Ashford Hospitality Trust, Inc. and Mark Nunneley (incorporated by reference to Exhibit 10.9 of Form S-11/A, filed on July 31, 2003)
10	.5.6.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and Mark Nunneley (incorporated by reference to Exhibit 10.5.10 of Form 8-K, filed on April 3, 2006)
10.6		Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)
*10	.6.1	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS Corporation
10.7		Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)
10	.8.1	Omnibus Option Agreement between Ashford Hospitality Limited Partnership, Remington Suites Austin, L.P., Remington Suites Dallas, L.P., Remington Suites Dulles, L.P., Remington Suites Las Vegas, L.P., Chicago Illinois Hotel Limited Partnership and Remington Long Island Hotel, L.P., dated as of May 15, 2003 (incorporated by reference to Exhibit 10.12 of Form S-11, filed on May 15, 2003)
10	.8.2	Option Agreement between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.13 of Form S-11, filed on May 15, 2003)

Exhibit
Number		Description of Exhibit

10	.9.1	Asset Management and Consulting Agreement by and between Remington Hospitality, Inc. and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.14 of Form S-11/A, filed on July 2, 2003)
10	.9.2	Asset Management and Consulting Agreement by and between Remington Indianapolis Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.15 of Form S-11/A, filed on July 2, 2003)
10	.9.3	Asset Management and Consulting Agreement by and between Remington Milford Hotel Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.16 of Form S-11/A, filed on July 2, 2003)
10	.9.4	Asset Management and Consulting Agreement by and between Remington Suites Hotel Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.17 of Form S-11/A, filed on July 2, 2003)
10	.9.5	Asset Management and Consulting Agreement by and between Remington Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.18 of Form S-11/A, filed on July 2, 2003)
10	.9.6	Asset Management and Consulting Agreement by and between Remington Employers Management Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.19 of Form S-11/A, filed on July 2, 2003)
10	.9.7	Asset Management and Consulting Agreement by and between Remington Orlando Management Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.20 of Form S-11/A, filed on July 2, 2003)
10	.9.8	Asset Management and Consulting Agreement by and between Remington Ventura Employers Corporation and Ashford Financial Corporation, dated as of May 15, 2003 (incorporated by reference to Exhibit 10.21 of Form S-11/A, filed on July 2, 2003)
10	.10.1	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated October 7, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on November 14, 2003)
10	.10.2	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated January 4, 2004 Bylaws (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)
10.11		Guaranty by Ashford Financial Corporation in favor of Ashford Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.26 of Form S-11/A, filed on July 31, 2003)
10.12		Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)
10.13		Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)
10.14		Hotel Loan Agreement, dated December 24, 2003, among the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)
10.15		Secured Revolving Credit Facility Agreement, dated February 5, 2004, among the Registrant and Credit Lyonnais New York Branch, as Administrative Agent and Sole Lead Arranger and Book Manager, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)
10	.15.1	First Amendment to Credit Agreement, dated August 17, 2004, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.15.2	Third Amendment to Credit Agreement, dated August 24, 2005, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.2 of the Registrant’s Form 8-K, dated August 26, 2005, for the event dated August 24, 2005)

Exhibit
Number		Description of Exhibit

10	.15.3	Fourth Amendment to Credit Agreement, dated September 8, 2006, among the Registrant, Calyon New York Branch, Merrill Lynch Capital, and Wachovia Bank (incorporated by reference to Exhibit 10.15.3 of the Registrant’s Form 8-K, dated September 12, 2006, for the event dated September 8, 2006)
10.16		Loan and Security Agreement, dated July 13, 2004, among the Registrant and CapitalSource Finance LLC Capital (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10.17		Loan Agreement, dated September 2, 2004, among the Registrant, Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Capital (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.17.1	Mezzanine Loan Agreement, dated September 2, 2004, among the Registrant and Merrill Lynch Capital (incorporated by reference to Exhibit 10.17.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.17.2	Broker Agreement, dated May 10, 2004, among the Registrant and Secured Capital Corp (incorporated by reference to Exhibit 10.17.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10.18		Agreement of Purchase and Sale, dated May 19, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group Corp (incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.18.1	First Amendment to Agreement of Purchase and Sale, dated July 1, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group Corp (incorporated by reference to Exhibit 10.18.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.18.2	Second Amendment to Agreement of Purchase and Sale, dated July 23, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group (incorporated by reference to Exhibit 10.18.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.18.3	Third Amendment to Agreement of Purchase and Sale, dated August 4, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group (incorporated by reference to Exhibit 10.18.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.18.4	Fourth Amendment to Agreement of Purchase and Sale, dated September 2, 2004, among the Registrant, Dunn Hospitality Group, and entities related to Dunn Hospitality Group (incorporated by reference to Exhibit 10.18.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10.19		International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and Calyon New York Branch (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.19.1	International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.19.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.19.2	International Swap Dealers Association, Inc. Master Agreement, dated September 2, 2004, among the Registrant and SMBC Derivative Products Limited (incorporated by reference to Exhibit 10.19.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10.20		Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10.21		Purchase Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10	.21.1	Form of Registration Rights Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.1 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

Exhibit
Number		Description of Exhibit

10	.21.2	Amendment #1 to Purchase Agreement, dated February 8, 2005, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.2 to the Registrant’s Form 8-K, dated February 9, 2005, for the event dated February 8, 2005)
10.22		Purchase and Sale Agreement, dated July 28, 2004, between the Registrant and Atrium Plaza, LLC. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10	.22.1	Amendment #1 to Purchase and Sale Agreement, dated August 26, 2004, between the Registrant and Atrium Plaza, LLC. (incorporated by reference to Exhibit 10.22.1 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10	.22.2	Amendment #2 to Purchase and Sale Agreement, dated September 28, 2004, between the Registrant and Atrium Plaza, LLC. (incorporated by reference to Exhibit 10.22.2 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10.23		Purchase and Sale Agreement, dated April 26, 2005, between the Registrant and CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K, dated April 29, 2005, for the event dated April 26, 2005)
10	.23.1	Purchase and Sale Agreement, dated August 23, 2005, between the Registrant and Dulles Airport Hotel, LLC. (incorporated by reference to Exhibit 10.23.1 to the Registrant’s Form 8-K, dated September 23, 2005, for the event dated September 19, 2005)
10	.23.2	Loan Agreement, dated October 28, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.23.2 to the Registrant’s Form 8-K, dated November 1, 2005, for the event dated October 28, 2005)
10	.23.2.1	Amendment No. 2 to Loan Agreement, dated October 28, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.23.2.1 to the Registrant’s Form 8-K, dated July 27, 2006, for the event dated July 26, 2006)
10	.23.3	$45 Million Rate Protection Agreement, dated October 27, 2005, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.23.3 to the Registrant’s Form 8-K, dated November 1, 2005, for the event dated October 28, 2005)
10.24		Commitment Letter, dated April 26, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.17.3 to the Registrant’s Form 8-K, dated April 29, 2005, for the event dated April 26, 2005)
10	.24.1	Early Rate Lock Agreement, dated April 26, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.17.3.1 to the Registrant’s Form 8-K, dated April 29, 2005, for the event dated April 26, 2005)
10	.24.2	Loan Agreement, dated as of June 17, 2005, by and among Ashford Orlando Sea World Limited Partnership, Ashford Salt Lake Limited Partnership, Ashford Ruby Palm Desert I Limited Partnership, and Ashford Charlotte Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)
10	.24.2.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ashford Orlando Sea World Limited Partnership, Ashford Salt Lake Limited Partnership, Ashford Ruby Palm Desert I Limited Partnership, and Ashford Charlotte Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.2.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)
10	.24.3	Loan Agreement, dated as of June 17, 2005, by and among Ashford Falls Church Limited Partnership, Ashford Gaithersburg Limited Partnership, Ashford Mira Mesa San Diego Limited Partnership, Ashford Irvine Spectrum Foothill Ranch Limited Partnership, and Ashford Raleigh Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

Exhibit
Number		Description of Exhibit

10	.24.3.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ashford Falls Church Limited Partnership, Ashford Gaithersburg Limited Partnership, Ashford Mira Mesa San Diego Limited Partnership, Ashford Irvine Spectrum Foothill Ranch Limited Partnership, and Ashford Raleigh Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)
10	.24.4	Loan Agreement, dated as of June 17, 2005, by and among Ashford Ft. Lauderdale Weston I LLC, Ashford Ft. Lauderdale Weston II LLC, and Ashford Ft. Lauderdale Weston III LLC, as Tenants-in-Common, and Ashford Centerville Limited Partnership, Ashford Crystal City Limited Partnership, Ashford Overland Park Limited Partnership, and Ashford Alpharetta Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)
10	.24.4.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ashford Ft. Lauderdale Weston I LLC, Ashford Ft. Lauderdale Weston II LLC, and Ashford Ft. Lauderdale Weston III LLC, as Tenants-in-Common, and Ashford Centerville Limited Partnership, Ashford Crystal City Limited Partnership, Ashford Overland Park Limited Partnership, and Ashford Alpharetta Limited Partnership, as Borrowers, and Merrill (incorporated by reference to Exhibit 10.24.4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)
10	.24.5	Loan Agreement, dated as of June 17, 2005, by and among Ruby Fishkill Limited Partnership, Ruby Orlando International Limited Partnership, Ruby Ft. Worth River Plaza Limited Partnership, and Ruby Tyler Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)
10	.24.5.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ruby Fishkill Limited Partnership, Ruby Orlando International Limited Partnership, Ruby Ft. Worth River Plaza Limited Partnership, and Ruby Tyler Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.5.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)
10	.24.6	Loan Agreement, dated as of June 17, 2005, by and among Ruby Sacramento Cal Expo Limited Partnership, Ruby Wilmington Newark Limited Partnership, Ruby Providence Warwick Limited Partnership, and Ruby Ann Arbor Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)
10	.24.6.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ruby Sacramento Cal Expo Limited Partnership, Ruby Wilmington Newark Limited Partnership, Ruby Providence Warwick Limited Partnership, and Ruby Ann Arbor Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.6.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)
10	.24.7	Loan Agreement, dated as of June 17, 2005, by and among Ruby Miami Airport Limited Partnership, Ruby Miami Lakes Limited Partnership, Ruby Mt. Laurel Limited Partnership, Ruby Ft. Worth Southwest Limited Partnership, Ruby Newark Limited Partnership, Ruby Portland Scarborough Limited Partnership, and Ruby Boston Tewksbury Limited Partnership d/b/a Ruby Boston Tewksbury Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)
10	.24.7.1	Cross-Collateralization and Cooperation Agreement, dated as of June 17, 2005, by and between Ruby Miami Airport Limited Partnership, Ruby Miami Lakes Limited Partnership, Ruby Mt. Laurel Limited Partnership, Ruby Ft. Worth Southwest Limited Partnership, Ruby Newark Limited Partnership, Ruby Portland Scarborough Limited Partnership, and Ruby Boston Tewksbury Limited Partnership d/b/a Ruby Boston Tewksbury Hotel Limited Partnership, as Borrowers, and Merrill Lynch Mortgage Lending, Inc. as Lender (incorporated by reference to Exhibit 10.24.7.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

Exhibit
Number		Description of Exhibit

10	.24.8	Commitment Letter, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.8 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.9	Early Rate Lock Agreement, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.9 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.10	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.10.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.11	Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.11.1	Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.12	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.12.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.13	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.13.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.24.14	Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)
10	.24.14.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14.1 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)
10.25		Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.25.1	Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.1 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.25.2	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.2 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

Exhibit
Number		Description of Exhibit

10	.25.3	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.3 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.25.4	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.4 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.25.5	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.5 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.25.6	Interest Rate Lock Agreement (Pool 1), dated October 24, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.6 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.25.7	Interest Rate Lock Agreement (Pool 2), dated October 24, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.7 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10.26		Purchase and Sale Agreement, dated October 12, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)
10	.26.1	Amendment No. 1 to Purchase and Sale Agreement, dated November 11, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26.1 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)
10	.26.2	Amendment No. 2 to Purchase and Sale Agreement, dated November 18, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26.2 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)
10.27		Revolving Credit Loan And Security Agreement, dated December 23, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K, dated December 28, 2005, for the event dated December 23, 2005)
10.28		Purchase and Sale Agreement, dated February 16, 2006, between the Registrant and W2001 Pac Realty, LLC. (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K, dated February 23, 2006, for the event dated February 16, 2006)
10.29		Purchase and Sale Agreement, dated May 18, 2006, between the Registrant and EADS Associates Limited Partnership (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K, dated May 23, 2006, for the event dated May 18, 2006)
10.30		Purchase and Sale Agreement, dated September 6, 2006, between the Registrant and JER O’Hare Hotel, LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K, dated September 8, 2006, for the event dated September 6, 2006)
10.31		Purchase and Sale Agreement, dated September 15, 2006, between the Registrant and a partnership between Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 8-K, dated September 19, 2006, for the event dated September 15, 2006)
10	.31.1	Loan Agreement, dated December 7, 2006, between the Registrant and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated December 6, 2006, for the event dated December 7, 2006)
10	.31.2	$212 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.2 to the Registrant’s Form 8-K, dated December 6, 2006, for the event dated December 7, 2006)
10	.31.3	$35 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.3 to the Registrant’s Form 8-K, dated December 6, 2006, for the event dated December 7, 2006)

Exhibit
Number		Description of Exhibit

10.32		Loan Agreement, dated November 16, 2006, between the Registrant and Morgan Stanley Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K, dated November 20, 2006, for the event dated November 16, 2006)
*10	.33	Purchase and Sale Agreement, dated January 18, 2007, between the Registrant and CNL Hotels and Resorts, Inc.
*10	.33.1	Agreement and Plan of Merger, dated January 18, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc.
*10	.33.2	Guaranty Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. in favor of CNL Hotels and Resorts, Inc.
*10	.33.3	Contribution and Rights Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P.
*21	.1	Registrant’s Subsidiaries Listing as of December 31, 2006
*23	.1	Consent of Ernst & Young LLP
*31	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*31	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*31	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*32	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*32	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*32	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 9, 2007.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARCHIE BENNETT, JR. Archie Bennett, Jr.	Chairman of the Board of Directors	March 9, 2007

/s/ MONTGOMERY J. BENNETT Montgomery J. Bennett	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 9, 2007

/s/ DAVID J. KIMICHIK David J. Kimichik	Chief Financial Officer (Principal Financial Officer)	March 9, 2007

/s/ MARK L. NUNNELEY Mark L. Nunneley	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2007

/s/ MARTIN L. EDELMAN Martin L. Edelman	Director	March 9, 2007

/s/ W. D. MINAMI W. D. Minami	Director	March 9, 2007

/s/ W. MICHAEL MURPHY W. Michael Murphy	Director	March 9, 2007

/s/ PHILIP S. PAYNE Philip S. Payne	Director	March 9, 2007

/s/ CHARLES P. TOPPINO Charles P. Toppino	Director	March 9, 2007

ASHFORD HOSPITALITY TRUST, INC.

All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc.

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 8, 2007

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Investment in hotel properties, net	$1,632,946	$1,106,668
Cash and cash equivalents	73,343	57,995
Restricted cash	9,413	27,842
Accounts receivable, net of allowance of $384 and $366, respectively	22,081	21,355
Inventories	2,110	1,186
Assets held for sale	119,342	117,873
Notes receivable	102,833	107,985
Deferred costs, net	14,143	13,975
Prepaid expenses	11,154	9,662
Other assets	7,826	4,014
Intangible assets, net	—	1,181
Due from third-party hotel managers	15,964	12,274
Due from affiliates	757	476

Total assets	$2,011,912	$1,482,486

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$1,091,150	$908,623
Capital leases payable	177	453
Accounts payable	16,371	9,984
Accrued expenses	32,591	21,054
Dividends payable	19,975	13,703
Deferred income	294	338
Deferred incentive management fees	3,744	—
Unfavorable management contract liability	15,281	—
Due to third-party hotel managers	1,604	1,385
Due to affiliates	4,152	5,654

Total liabilities	1,185,339	961,194

Commitments and contingencies (see Note 17)
Minority interest	109,864	87,969
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 issued and outstanding at December 31, 2006 and 2005, respectively	75,000	75,000

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at December 31, 2006 and 2005, respectively	23	23
Common stock, $0.01 par value, 200,000,000 shares authorized, 72,942,841 and 43,831,394 shares issued and outstanding at December 31, 2006 and 2005, respectively	729	438
Additional paid-in capital	708,420	403,919
Unearned compensation	—	(4,792)
Accumulated other comprehensive income	111	1,372
Accumulated deficit	(67,574)	(42,637)

Total owners’ equity	641,709	358,323

Total liabilities and owners’ equity	$2,011,912	$1,482,486

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)

REVENUE
Rooms	$365,917	$235,951	$82,585
Food and beverage	81,081	48,752	12,082
Other	17,312	12,062	3,702

Total hotel revenue	464,310	296,765	98,369
Interest income from notes receivable	14,858	13,323	7,549
Asset management fees from affiliates	1,266	1,258	1,318

Total Revenue	480,434	311,346	107,236
EXPENSES
Hotel operating expenses
Rooms	82,022	53,007	19,000
Food and beverage	60,146	36,886	8,980
Other direct	8,197	5,165	2,008
Indirect	137,298	91,531	31,643
Management fees — third-party hotel managers	10,944	5,651	933
Management fees — affiliates (see Note 16)	6,906	5,238	2,126

Total hotel expenses	305,513	197,478	64,690
Property taxes, insurance, and other	26,286	16,264	6,105
Depreciation and amortization	49,564	28,169	9,770
Corporate general and administrative	20,359	14,523	11,855

Total Operating Expenses	401,722	256,434	92,420

OPERATING INCOME	78,712	54,912	14,816
Interest income	2,917	1,027	335
Interest expense	(46,419)	(34,448)	(9,217)
Amortization of loan costs	(2,038)	(3,956)	(1,884)
Write-off of loan costs and exit fees	(788)	(5,803)	(1,633)
Loss on debt extinguishment	—	(10,000)	—

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	32,384	1,732	2,417
Benefit from (provision for) income taxes	2,920	2,584	(630)
Minority interest	(4,274)	(887)	(310)

INCOME FROM CONTINUING OPERATIONS	31,030	3,429	1,477
Income (loss) from discontinued operations, net	6,766	6,008	(58)

NET INCOME	37,796	9,437	1,419
Preferred dividends	10,875	9,303	1,355

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$26,921	$134	$64

Income (Loss) From Continuing Operations Per Share Available To Common Shareholders:
Basic	$0.33	$(0.15)	$0.00

Diluted	$0.32	$(0.15)	$0.00

Income (Loss) From Discontinued Operations Per Share:
Basic	$0.11	$0.15	$(0.00)

Diluted	$0.11	$0.15	$(0.00)

Net Income Per Share Available To Common Shareholders:
Basic	$0.44	$0.00	$0.00

Diluted	$0.43	$0.00	$0.00

Weighted Average Common Shares Outstanding:
Basic	61,713,178	40,194,132	25,120,653

Diluted	62,127,948	40,194,132	25,143,469

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

NET INCOME	$37,796	$9,437	$1,419
Reclassification to Reduce Interest Expense	(1,228)	(188)	—
Net Unrealized Gains (Losses) on Derivative Instruments	(33)	1,006	554

Comprehensive Income	$36,535	$10,255	$1,973

See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.

Consolidated Statement of Owners’ Equity
For the Years Ended December 31, 2006, 2005, and 2004

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income	Deficit	Total
	(In thousands, except per share amounts)

Balance at December 31, 2003	—	$—	25,730	$257	$179,207	$(5,565)	$—	$(1,627)	$172,272
Amortization of Unearned Compensation	—	—	—	—	—	2,339	—	—	2,339
Issuance of Restricted Common Shares to Employees	—	—	70	1	732	(733)	—	—	—
Issuance of Common Shares to Directors	—	—	10	—	89	—	—	—	89
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(11,614)	(11,614)
Issuance of Preferred Shares — Series A	2,300	23	—	—	54,945	—	—	—	54,968
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(1,352)	(1,352)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	(3)	(3)
Net Unrealized Gain on Derivative Instruments	—	—	—	—	—	—	554	—	554
Net Income	—	—	—	—	—	—	—	1,419	1,419

Balance at December 31, 2004	2,300	$23	25,810	$258	$234,973	$(3,959)	$554	$(13,177)	$218,672
Amortization of Unearned Compensation	—	—	—	—	—	3,315	—	—	3,315
Issuance of Common Shares in Follow-On Public Offering on January 20, 2005	—	—	10,350	104	94,272	—	—	—	94,376
Issuance of Common Shares in Follow-On Public Offering on April 5, 2005	—	—	5,000	50	49,292	—	—	—	49,342
Issuance of Common Shares Related to Underwriters’ Over-allotment Option on May 4, 2005	—	—	182	2	1,804	—	—	—	1,806
Offering Costs Related to Series B Cumulative Convertible Redeemable Preferred Stock Issuances	—	—	—	—	(582)	—	—	—	(582)
Issuance of Common Shares to Financial Institution on July 1, 2005	—	—	2,070	20	18,882	—	—	—	18,902
Issuance of Restricted Common Shares to Employees	—	—	412	4	4,163	(4,167)	—	—	—
Forfeitures of Restricted Common Shares	—	—	(3)	—	(19)	19	—	—	—
Issuance of Common Shares to Directors	—	—	10	—	101	—	—	—	101
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(29,595)	(29,595)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(4,916)	(4,916)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	1,033	—	—	(4,386)	(3,353)
Net Unrealized Gain on Derivative Instruments	—	—	—	—	—	—	818	—	818
Net Income	—	—	—	—	—	—	—	9,437	9,437

Balance at December 31, 2005	2,300	$23	43,831	$438	$403,919	$(4,792)	$1,372	$(42,637)	$358,323

Ashford Hospitality Trust, Inc.

Consolidated Statement of Owners’ Equity — (Continued)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income	Deficit	Total
	(In thousands, except per share amounts)

Reclassification of Unearned Compensation	—	—	—	—	(4,792)	4,792	—	—	—
Amortization of Unearned Compensation	—	—	—	—	5,018	—	—	—	5,018
Forfeitures of Restricted Common Shares	—	—	(2)	—	—	—	—	—	—
Issuance of Common Shares in Follow-On Public Offering on January 25, 2006	—	—	12,108	121	128,014	—	—	—	128,135
Issuance of Common Shares in Follow-On Public Offering on July 25, 2006	—	—	14,950	150	161,808	—	—	—	161,958
Issuance of Restricted Common Shares to Employees	—	—	646	6	(6)	—	—	—	—
Issuance of Common Shares to Directors	—	—	16	—	186	—	—	—	186
Issuance of Common Shares in Exchange for Units	—	—	1,394	14	14,273	—	—	—	14,287
Dividends Declared — Common Shares	—	—	—	—	—	—	—	(51,859)	(51,859)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	(4,916)	(4,916)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	(5,958)	(5,958)
Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	(33)	—	(33)
Reclassification to Reduce Interest Expense	—	—	—	—	—	—	(1,228)	—	(1,228)
Net Income	—	—	—	—	—	—	—	37,796	37,796

Balance at December 31, 2006	2,300	$23	72,943	$729	$708,420	$—	$111	$(67,574)	$641,709

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$37,796	$9,437	$1,419
Adjustments to reconcile net income to net cash flow provided by operations:
Depreciation and amortization	52,863	30,291	10,768
Loss on reclassification from discontinued to continuing	863	—	—
Amortization of loan costs	2,038	3,956	1,884
Write-off of loan costs and exit fees	788	5,803	1,633
Loss on debt extinguishment	—	10,000	—
Amortization to reduce interest expense from comprehensive income	(1,228)	(188)	—
Stock-based compensation	5,204	3,446	2,397
Minority interest	5,277	2,425	298
Changes in assets and liabilities:
Accounts receivable and inventories	5,650	(7,687)	(3,334)
Other miscellaneous assets	(3,245)	2,085	(6,867)
Restricted cash	22,555	(625)	(11,718)
Other miscellaneous liabilities	11,130	(2,415)	10,172

Net cash flow provided by operating activities	139,691	56,528	6,652
Cash flows from investing activities:
Acquisitions or originations of notes receivable	(37,308)	(55,494)	(87,824)
Proceeds from payments of notes receivable	42,777	26,850	18,085
Acquisitions of hotel properties	(540,638)	(613,534)	(226,715)
Proceeds from sales of discontinued operations	17,445	28,212	—
Improvements and additions to hotel properties	(47,749)	(38,301)	(14,170)

Net cash flow used in investing activities	(565,473)	(652,267)	(310,624)
Cash flows from financing activities:
Payments of dividends	(66,093)	(38,178)	(9,512)
Borrowings on indebtedness and capital leases	491,958	962,275	361,299
Payments on indebtedness and capital leases	(271,444)	(524,588)	(133,386)
Payments of deferred financing costs	(3,330)	(10,807)	(8,522)
Proceeds received from sale of derivatives	—	1,635	—
Payments related to indebtedness early exit fees	—	(2,556)	—
Payments to extinguish indebtedness	—	(10,000)	—
Proceeds received from follow-on public offerings	290,092	145,524	—
Proceeds received from common stock sale to financial institution	—	18,902	—
Proceeds received from Series A preferred stock sale	—	—	54,968
Proceeds received from Series B preferred stock sale	—	65,000	10,000
Payments to convert partnership units into common stock	(53)	—	—
Payments related to Series B preferred stock sale	—	(582)	(20)

Net cash flow provided by financing activities	441,130	606,625	274,827

Net change in cash and cash equivalents	15,348	10,886	(29,145)
Cash and cash equivalents, beginning balance	57,995	47,109	76,254

Cash and cash equivalents, ending balance	$73,343	$57,995	$47,109

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005, and 2004

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

The Company elected to be treated as a REIT for federal income tax purposes. As a result of limitations imposed on REITs related to operating hotel properties, each of the Company’s hotel properties is leased or owned by wholly-owned subsidiaries of the Company that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, such subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), both primary property managers for the Company, are beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of December 31, 2006, Remington Lodging managed 37 of the Company’s 81 hotel properties while unaffiliated management companies managed the remaining 44 hotel properties.

As of December 31, 2006, 72,942,841 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, and 13,512,425 units of limited partnership interest held by entities other than the Company were outstanding. During the year ended December 31, 2006, the Company completed the following transactions:

•	On January 25, 2006, the Company issued 12,107,623 shares of common stock in a follow-on public offering.

•	On March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executive officers and certain employees of the Company and its affiliates.

•	On May 2, 2006, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2007.

•	On July 13, 2006, the Company issued 3,814,842 units of limited partnership interest in connection with the acquisition of a hotel property.

•	On July 25, 2006, the Company issued 14,950,000 shares of common stock in a follow-on public offering.

•	On August 1, 2006, the Company issued 3,000 shares of restricted common stock to certain employees of the Company.

•	During the year ended December 31, 2006, the Company issued 1,394,492 shares of common stock in exchange for 1,394,492 units of limited partnership interest.

As of December 31, 2006, the Company owned 81 hotel properties in 26 states with 15,492 rooms, an office building with nominal operations, and approximately $103.0 million of mezzanine or first-mortgage loans receivable.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation

The following items affect the Company’s reporting comparability related to its consolidated financial statements:

•	As of December 31, 2006, Marriott International, Inc. (“Marriott”) manages 24 of the Company’s properties. For Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these Marriott-managed hotels, the fourth quarter of 2006 ended December 29th.

•	Certain previously reported amounts have been reclassified to conform to the current presentation.

3.	Significant Accounting Policies Summary

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

In addition, in connection with the Company’s acquisition of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006, the Company assumed the existing management agreement, which expires in 2017 with three ten-year renewal options and provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current market management agreement. As a result, the Company recorded an unfavorable contract liability of approximately $15.8 million related to this management agreement as of the acquisition date based on the present value of expected cash outflows over the initial term of the agreement.

Also, as of December 31, 2006, the Company’s deferred tax asset valuation allowance of approximately $7.7 million includes approximately $6.2 million related to this unfavorable management contract liability and approximately $1.5 million related to monies received from the hotel manager upon acquisition of the JW Marriott hotel in San Francisco, California. The analysis utilized by the Company in determining its deferred tax asset valuation allowance involves considerable management judgment and assumptions.

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories — Inventories, which primarily consist of food, beverages, and gift store merchandise, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Costs, Net — Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements.

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

Advertising Costs — Advertising costs are charged to expense as incurred. For the years ended December 31, 2006, 2005, and 2004, the Company incurred advertising costs of approximately $2.1 million, $1.2 million, and $425,000, respectively. Advertising costs related to continuing operations are included in indirect expenses in the accompanying consolidated statements of operations.

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in the fair value are recognized in earnings.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes for Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the years ended December 31, 2006, 2005, and 2004, the (provision for) benefit from income taxes relates to the net income (loss) associated with Ashford TRS.

Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.

Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company periodically issues shares of restricted and non-restricted common stock. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of additional performance-based stock awards, including nonqualified stock options. As of December 31, 2006, no performance-based stock awards aside from the aforementioned stock grants have been issued.

Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basic and diluted earnings (loss) per share for the years ended December 31, 2006, 2005, and 2004 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2006	2005	2004

Income (loss) from continuing operations less preferred dividends — basic	$20,155	$(5,874)	$122

Weighted average common shares outstanding — basic	61,713,178	40,194,132	25,120,653
Incremental diluted shares related to unvested restricted shares	414,770	—	22,816

Weighted average common shares outstanding — diluted	62,127,948	40,194,132	25,143,469

Income (loss) per share from continuing operations — basic	$0.33	$(0.15)	$—

Income (loss) per share from continuing operations — diluted	$0.32	$(0.15)	$—

For the year ended December 31, 2006, dividends related to convertible preferred shares of approximately $6.0 million and minority interest of approximately $4.3 million as well as weighted average convertible preferred shares outstanding of approximately 7.4 million and weighted average units of limited partnership interest of approximately 12.3 million are excluded from diluted earnings per share as such shares and units are anti-dilutive.

For the year ended December 31, 2005, dividends related to convertible preferred shares of approximately $4.4 million and minority interest of approximately $887,000 as well as weighted average convertible preferred shares outstanding of approximately 4.5 million, weighted average units of limited partnership interest of approximately 10.1 million, incremental diluted shares related to unvested restricted stock of approximately 270,000, and weighted average incremental diluted shares relating to an option to purchase common stock of approximately 94,000 are excluded from diluted earnings per share as such shares and units are anti-dilutive.

For the year ended December 31, 2004, dividends related to convertible preferred shares of approximately $3,000 and minority interest of approximately $310,000 as well as weighted average convertible preferred shares outstanding of approximately 3,000 and weighted average units of limited partnership interest of approximately 5.8 million are excluded from diluted earnings per share as such shares and units are anti-dilutive.

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

In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-3 is effective for interim and annual periods beginning after December 15,

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, with earlier application permitted. EITF No. 06-3 relates to taxes assessed by a governmental authority imposed on revenue-producing transactions, such as sales taxes. EITF No. 06-3 states that gross versus net income statement presentation of such taxes is an accounting policy decision requiring disclosure. EITF No. 06-3 further requires disclosure of the amount of such taxes reflected at gross, if any. The Company records all sales net of such taxes.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the tax position must be measured to determine the amount of benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The cumulative effect of applying the provisions of FIN No. 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not believe the adoption of FIN No. 48 will have a material effect on its financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 also requires expanded information about the extent to which assets and liabilities are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. The Company is currently evaluating the effects the adoption of SFAS No. 157 will have on its financial condition or results of operations.

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investment in Hotel Properties

Investment in Hotel Properties consists of the following as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Land	$217,930	$163,493
Buildings and improvements	1,379,946	910,332
Furniture, fixtures, and equipment	125,514	87,096
Construction in progress	15,482	7,012

Total cost	1,738,872	1,167,933
Accumulated depreciation	(105,926)	(61,265)

Investment in hotel properties, net	$1,632,946	$1,106,668

On March 16, 2005, the Company acquired 21 hotel properties and an office building from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired hotels, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired hotels, for approximately $250.0 million. For the years ended December 31, 2006 and 2005, operating results related to nine of the 21 acquired hotel properties are included in discontinued operations on the consolidated statements of operations, as discussed below. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $210.9 million with the remainder of the purchase price related to working capital or discontinued operations classified as assets held for sale.

On March 22, 2005, the Company acquired the Hilton Santa Fe hotel property in Santa Fe, New Mexico, for approximately $18.2 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $18.6 million.

On June 17, 2005, the Company acquired 30 hotel properties from CNL Hotels and Resorts, Inc. for approximately $465.0 million. For the years ended December 31, 2006 and 2005, operating results related to 15 of the 30 acquired hotel properties are included in discontinued operations on the consolidated statements of operations, as discussed below. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $330.9 million with the remainder of the purchase price related to working capital or discontinued operations classified as assets held for sale.

On October 28, 2005, the Company acquired the Hyatt Dulles hotel property in Herndon, Virginia, for approximately $72.5 million in cash. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $72.9 million.

On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, for approximately $28.0 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $28.2 million.

On March 26, 2006, the Company completed its $10.5 million renovation and re-branding of the Hilton Ft. Worth hotel property in Ft. Worth, Texas, which was formerly a Radisson hotel property.

On April 1, 2006, the Company reclassified approximately $38.9 million from assets held for sale to investment in hotel properties related to its decision to discontinue sales efforts related to seven hotel properties. See Note 6 for further discussion.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, for approximately $95.0 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $96.4 million.

On July 13, 2006, the Company acquired the Marriott Crystal Gateway hotel in Arlington, Virginia, for approximately $107.2 million. Considering closing costs and the unfavorable contract liability assumed, this acquisition generated an increase in Investment in Hotel Properties of approximately $123.7 million.

On November 9, 2006, the Company acquired the Westin O’Hare hotel property in Rosemont, Illinois, for approximately $125.0 million in cash. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $125.2 million.

On December 7, 2006, the Company acquired a seven-property hotel portfolio (“MIP Portfolio”) for approximately $267.2 million in cash. For the year ended December 31, 2006, operating results related to two of the seven acquired hotel properties are included in discontinued operations on the consolidated statements of operations, as discussed below. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $226.3 million with the remainder of the purchase price related to working capital or discontinued operations classified as assets held for sale of approximately $42.7 million, of which approximately $42.6 million relates to investment in hotel properties and approximately $166,000 relates to franchise fees.

In late 2006, the Company made a strategic decision to sell 13 hotel properties and an office building, which resulted in approximately $72.8 million reclassified from investment in hotel properties to assets held for sale at December 31, 2006.

For the years ended December 31, 2006, 2005, and 2004, the Company recognized depreciation expense, including depreciation of assets under capital leases, of approximately $52.4 million, $29.7 million, and $10.7 million, respectively.

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

On March 16, 2005, the Company acquired 21 hotel properties and an office building for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, six of which were sold prior to December 31, 2005 for approximately $25.3 million, net of closing costs. On January 17, 2006, the Company sold the remaining two properties for approximately $10.7 million, net of closing costs. In addition, in late 2005, the Company made a strategic commitment to sell a portion of one of the other hotel properties acquired in this acquisition, which resulted in approximately $2.4 million of carrying value classified as assets held for sale at December 31, 2006 and 2005. In late 2006, the Company made a strategic commitment to sell the office building acquired in this acquisition, which is discussed below. Operating results related to these properties during the periods such assets were owned are included in income from discontinued operations for the years ended December 31, 2006 and 2005. No significant gain or loss or adverse tax consequences resulted from the sales of these properties.

During the year ended December 31, 2005, the six properties sold for approximately $25.3 million consisted of the following:

•	On April 1, 2005, the Company sold a hotel located in Dallas, Texas, for approximately $1.3 million, which is net of nominal closing costs,

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell 15 of these properties. On March 24, 2006, the Company sold eight of these properties for approximately $100.4 million, net of closing costs. Operating results related to these eight hotel properties during the periods such hotels were owned are included in income from discontinued operations for the years ended December 31, 2006 and 2005. No significant gain or loss or adverse tax consequences resulted from the sales of these properties. Subsequent to March 31, 2006, Company management made a strategic decision to discontinue further sales efforts related to the seven remaining hotels. Consequently, assets previously reported as assets held for sale related to these hotels were reclassified to investment in hotel properties. The Company recorded such assets in investment in hotel properties at approximately $38.9 million, which represented the carrying value of such assets (net of depreciation not recognized while said assets were held for sale of approximately $863,000), which is lower than such assets’ estimated fair values.

On December 7, 2006, the Company acquired seven hotel properties for approximately $267.2 million, two of which properties were immediately held for sale. Accordingly, the Company allocated approximately $42.7 million of the total purchase price to these two properties, including approximately $42.6 million related to investment in hotel properties and approximately $166,000 related to franchise fees, which represents the estimated aggregate net sales prices and is classified as assets held for sale at December 31, 2006. Operating results related to these two hotel properties are included in income for discontinued operations for the year ended December 31, 2006. No significant gain or loss or adverse tax consequences are expected to result from the sales of these properties.

In late 2006, the Company made a strategic decision to sell 13 hotel properties acquired throughout 2003 through 2005 and its office building acquired on March 16, 2005. These 13 hotel properties include one hotel property acquired on March 16, 2005 and the seven hotel properties acquired on June 17, 2005, which were initially classified as discontinued operations and assets held for sale. Consequently, the Company classified $72.8 million of carrying value related to these properties as assets held for sale at December 31, 2006. Comparatively, at December 31, 2005, approximately $76.5 million, classified as investment in hotel properties, relates to these properties. In addition, operating results related to these properties are included in income for discontinued operations for the years ended December 31, 2006, 2005, and 2004.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2006, 2005, and 2004, financial information related to the Company’s properties included in discontinued operations was as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Total revenues	$48,067	$49,106	$9,689
Operating expenses	35,935	37,039	8,733
Depreciation and amortization	3,299	2,122	998
Loss on reclassification from discontinued to continuing	863	—	—

Operating income (loss)	7,970	9,945	(42)
Provision for income taxes	(201)	(2,400)	(28)
Minority interest	(1,003)	(1,537)	12

Net income (loss)	$6,766	$6,008	$(58)

7.	Notes Receivable

Notes receivable consists of the following as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

$15.0 million mezzanine loan secured by one hotel property, matures January 2007, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	$—	$15,000
$15.0 million mezzanine loan secured by one hotel property, matures April 2007, at an interest rate of LIBOR plus 10.25% with a 1.75% LIBOR floor and 5% LIBOR cap, with interest-only payments through maturity	—	15,000
$6.6 million mezzanine loan secured by one hotel property, matures May 2006, at an interest rate of the greater of 15% or LIBOR plus 13% with a 2% LIBOR floor (LIBOR plus 10% with 2% LIBOR floor pay rate with deferred interest through maturity), with interest-only payments through maturity	—	7,022
$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	11,000	11,000
$5.0 million mezzanine loan secured by one hotel property, matures October 2007, at an interest rate of LIBOR plus 11.35%, with interest-only payments through maturity	—	5,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	8,000	8,000
$8.0 million mezzanine loan secured by one hotel property, matures May 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	8,000	8,000
$8.5 million mezzanine loan secured by one hotel property, matures June 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	8,500	8,500

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005

$4.0 million mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	4,000
$5.6 million mezzanine loan secured by one hotel property, matures July 2008, at an interest rate of LIBOR plus 9.5%, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule	5,583	5,583
$3.0 million mezzanine loan secured by one hotel property, matures September 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	3,000
$18.2 million first-mortgage loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
$25.7 million mezzanine loan secured by 105 hotel properties, matures April 2008, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,694	—
$7.0 million mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity	7,000	—
$4.0 million mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity	4,000	—

Gross notes receivable	$102,977	$108,305
Deferred income, net	(144)	(320)

Net notes receivable	$102,833	$107,985

During the year ended December 31, 2005, the Company acquired or originated the $8.0 million, $8.0 million, $8.5 million, $4.0 million, $5.6 million, $3.0 million, and $18.2 million notes receivable, as described sequentially in the above table, on February 8, 2005, April 18, 2005, May 27, 2005, June 21, 2005, July 12, 2005, September 29, 2005, and December 16, 2005, respectively.

On November 10, 2005, the Company received approximately $9.8 million related to all principal and interest due under a $9.9 million note receivable, due August 2006.

During the year ended December 31, 2005, the Company received payments totaling approximately $16.8 million related to all principal and interest due under a $16.9 million note receivable, due July 2006.

As of January 1, 2006, the Company’s $6.6 million note receivable, secured by one hotel, matured and all principal and interest of approximately $7.0 million was due at that time. Effective January 1, 2006, the Company executed an 120-day forbearance on the collection of all amounts due on this loan, allowing the borrower time to sell or refinance the related property. On May 3, 2006, the Company received approximately $7.3 million in full payment of all principal and interest due under this loan.

During the year ended December 31, 2006, the Company originated the $26.3 million, $7.0 million, and $4.0 million notes receivable, as described sequentially in the above table, on June 9, 2006, December 27, 2006, and December 27, 2006, respectively.

On June 15, 2006, the Company received approximately $15.2 million related to all principal and interest due under its $15.0 million note receivable, due January 2007, described in the above table.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 21, 2006, the Company received approximately $15.2 million related to all principal and interest due under its $15.0 million note receivable, due April 2007, described in the above table.

On September 24, 2006, the Company extended the maturity date on its $5.0 million note receivable, originally due October 2006, to October 2007. On December 5, 2006, the Company received approximately $5.1 million related to all principal and interest due under this loan.

On November 17, 2006, the Company received a principal payment of approximately $614,000 related to a portion of its $26.3 million note receivable, due April 2008. As a result of this prepayment, the $26.3 million note receivable, originally secured by 107 hotel properties, became a $25.7 million note receivable, secured by 105 hotel properties.

For the years ended December 31, 2006, 2005, and 2004, the Company recognized interest income related to notes receivable of approximately $14.9 million, $13.3 million, and $7.5 million, respectively.

In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity. As of December 31, 2006, all notes receivable balances were current and no reserve for loan losses had been recorded.

8.	Deferred Costs

Deferred costs consist of the following as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Deferred loan costs	$15,285	$13,163
Deferred franchise fees	3,439	3,303

Total cost	18,724	16,466
Accumulated amortization	(4,581)	(2,491)

Deferred costs, net	$14,143	$13,975

In late 2006, the Company made a strategic decision to sell 15 hotel properties and an office building, which resulted in approximately $525,000 reclassified from deferred costs to assets held for sale at December 31, 2006. Comparatively, at December 31, 2005, approximately $381,000 of deferred costs related to these 15 hotel properties.

9.	Intangibles

Intangibles consist of the following as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Gross cost	$1,402	$1,367
Accumulated amortization	(395)	(186)

Intangibles, net	$1,007	$1,181

Intangibles relate to existing tenant leases of an office building, primarily representing market-rate adjustments, occupancy levels, customer relationships, and origination fees. Such costs are amortized over the related remaining lease terms, which expire between 2008 and 2013. For the years ended December 31, 2006 and 2005, amortization expense related to these intangibles was approximately $211,000 and $186,000, respectively.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In late 2006, the Company made a strategic decision to sell 15 hotel properties and an office building. As the entire intangibles balance relates to these properties, it was reclassified to assets held for sale at December 31, 2006.

10.	Indebtedness

Indebtedness consists of the following as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

$487.1 million mortgage note payable secured by 32 hotel properties, of which $192.5 million matures July 1, 2015 and $294.6 million matures February 1, 2016, at a weighted average fixed interest rate locked at 5.41%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning July 10, 2010	$487,110	$580,800
$211.5 million term loan secured by 16 hotel properties divided equally into two pools. The first pool for $110.9 million matures December 11, 2014, at a fixed interest rate of 5.75%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2009. The second pool for $100.6 million matures December 11, 2015, at a fixed interest rate of 5.7%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2010	211,475	211,475
$150.0 million secured credit facility secured by nine hotel properties, matures August 16, 2008, at an interest rate of LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.2% to 0.35% on the unused portion of the line payable quarterly, with two one-year extension options	25,000	60,000
$100.0 million secured credit facility secured by six mezzanine notes receivable totaling approximately $45.1 million, matures December 23, 2008, at an interest rate of LIBOR plus a range of 1.5% to 2.75% depending on the loan to value ratio and collateral pledged, with interest-only payments due monthly, with a commitment fee of 0.0375% of the average undrawn balance payable quarterly	—	—
$47.5 million secured credit facility secured by 1 hotel property, revolving period through October 11, 2007, matures October 10, 2008, at an interest rate of LIBOR plus 1.0% to 1.5% depending on the outstanding balance through the revolving period and LIBOR plus 2% thereafter, with interest-only payments due monthly	—	45,000
Mortgage note payable secured by one hotel property, matures December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter, with principal and interest payments due monthly of approximately $462,000 through December 31, 2007 and $598,000 thereafter, and including a remaining premium of approximately $2.0 million	54,565	—
Mortgage note payable secured by one hotel property, matures April 1, 2011, at an interest rate of the average weekly yield for 30-day commercial paper plus 3.4%, with principal and interest payments due monthly, with the principal portion escalating from approximately $15,000 to approximately $53,000 by maturity	—	11,348

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005

Mortgage note payable secured by one hotel property, matures December 8, 2016, at an interest rate of 5.81%, with interest-only payments due monthly for five years plus principal payments thereafter based on a thirty-year amortization schedule	101,000	—
Mortgage note payable secured by seven hotel properties, matures December 11, 2009, at an interest rate of LIBOR plus 1.72%, with interest-only payments due monthly	212,000	—

Total	$1,091,150	$908,623

At December 31, 2006 and 2005, LIBOR was 5.32% and 4.39%, respectively.

During the year ended December 31, 2004, the Company repaid three mortgage notes payable totaling approximately $57.8 million and paid down another mortgage note payable by approximately $12.6 million. These early debt reductions resulted in the write-off of unamortized loan costs of approximately $1.6 million.

On January 20, 2005, with proceeds generated from its follow-on public offering, the Company repaid the then outstanding $17.8 million balance on its $60.0 million credit facility, due August 17, 2007, a $15.5 million mortgage note payable, due December 31, 2005, and a $7.0 million mortgage note payable, due July 31, 2007. As a result, the Company incurred prepayment penalties associated with the $15.5 million mortgage loan of approximately $78,000 and wrote-off unamortized loan costs associated with both loans of approximately $151,000.

On March 16, 2005, in connection with the acquisition of a 21-property hotel portfolio, the Company assumed approximately $164.7 million in mortgage notes payable, of which approximately $14.7 million was repaid immediately. The Company originally recorded such mortgages at premiums totaling approximately $5.7 million as the fixed interest rates on such debt exceeded current interest rates that the Company would otherwise incur on similar financial instruments. On March 30, 2005, the Company made an $18.2 million principal payment related to this debt, which generated a loss on early extinguishment of debt of approximately $2.3 million, which is net of the write-off of the related portion of the debt premium of approximately $1.4 million. On October 13, 2005, the Company extinguished approximately $98.9 million of this debt, which generated a loss on early extinguishment of debt of approximately $4.3 million, which is net of the write-off of debt premiums associated with these mortgages of approximately $3.0 million. On December 20, 2005, the Company extinguished the remaining $31.0 million of this debt, which generated a loss on early extinguishment of debt of approximately $3.4 million, which is net of the write-off of the debt premium associated with this mortgage of approximately $780,000. While the related debt was outstanding, the debt premiums were amortized as an adjustment to interest expense over the terms of the related debt using the effective interest method, which resulted in a reduction to interest expense of approximately $518,000 during the year ended December 31, 2005.

On June 17, 2005, the Company executed a $370.0 million mortgage loan, which was secured by 30 hotel properties, at a fixed interest rate of 5.32%, maturing July 1, 2015, and required monthly interest-only payments through July 10, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. On October 13, 2005, the Company executed a $210.8 million mortgage loan, which was combined with the Company’s existing $370.0 million mortgage loan executed on June 17, 2005. The newly combined $580.8 million loan, now secured by 40 hotel properties, has a weighted-average fixed interest rate of 5.4%, requires monthly interest-only payments through July 10, 2010 plus monthly principal payments thereafter based on a twenty-five-year amortization schedule, and includes certain prepayment restrictions and fees. Of the total $580.8 million loan, approximately $286.2 million matures July 1, 2015 and approximately $294.6 million matures February 1, 2016. Of the newly executed $210.8 million portion of the loan, the Company received proceeds of approximately $172.7 million and $38.1 million on October 13, 2005 and December 20, 2005, respectively.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 24, 2005, the Company modified its $60.0 million credit facility, due August 16, 2007, to increase the capacity to $100.0 million with the ability to be increased to $150.0 million subject to certain conditions, reduce the interest rate from LIBOR plus a range of 2.0% to 2.3% to LIBOR plus a range of 1.6% to 1.95% depending on the loan-to-value ratio, and extend its maturity one year to August 16, 2008 with two one-year extension options. During the year ended December 31, 2005, the Company completed draws on this credit facility of $15.0 million, $20.0 million, $15.0 million, $10.0 million, $10.0 million, $10.0 million, and $45.0 million on March 16, 2005, March 22, 2005, April 27, 2005, June 2, 2005, August 3, 2005, October 7, 2005, and November 9, 2005, respectively. On April 15, 2005 and October 19, 2005, the Company paid down this credit facility by $20.0 million and $45.0 million, respectively. At December 31, 2005, the Company had an outstanding balance of $60.0 million on this credit facility.

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

On November 14, 2005, the Company executed a $211.5 million mortgage loan, which is secured by 16 hotels divided equally into two pools. The first pool for $110.9 million incurs interest at a fixed rate of 5.75%, matures December 11, 2014, and requires monthly interest-only payments for four years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. The second pool for $100.6 million incurs interest at a fixed rate of 5.7%, matures December 11, 2015, and requires monthly interest-only payments for five years plus monthly principal payments thereafter based on a twenty-five-year amortization schedule. Both pools include certain prepayment restrictions and fees. The Company used proceeds from the loan to repay its $210.0 million term loan, due October 10, 2006, and assist in the repayment of its $6.2 million mortgage loan, due January 1, 2006. In connection with the repayment of these loans, the Company wrote-off unamortized loan costs of approximately $2.5 million and incurred early exit fees of approximately $2.1 million.

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

On February 9, 2006, the Company paid down its $45.0 million mortgage loan, due October 10, 2007, at an interest rate of LIBOR plus 2%, to $100. On April 3, 2006, the Company modified this mortgage note payable to a $47.5 million revolving credit facility, with a revolving period through October 11, 2006 and interest rates during the revolving period ranging from LIBOR plus 1% to LIBOR plus 1.5% depending on the outstanding balance. After the revolving period expires, the interest rate resumes its original rate of LIBOR plus 2%. Consistent with the original mortgage, the modified credit facility requires monthly interest-only payments and has three one-year extension options. On April 18, 2006 and June 6, 2006, the Company completed draws of approximately $15.0 million each on this credit facility. On July 25, 2006, the Company repaid the $30.0 million outstanding balance on this credit facility. On July 26, 2006, the Company modified this credit facility to extend both the revolving period and maturity date by one year to October 11, 2007 and October 10, 2008, respectively. As of December 31, 2006, approximately $100 was outstanding on this credit facility.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, which had an interest rate of 5.32% and matured July 1, 2015. This reduced the Company’s $580.8 million mortgage note payable outstanding at December 31, 2005, secured by 40 hotels, with an average interest rate of 5.4%, to $487.1 million outstanding at December 31, 2006, secured by 32 hotels, with an average interest rate of 5.41%. In connection with the buyer’s assumption of this debt, the Company wrote-off unamortized loan costs of approximately $687,000.

On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $102,000.

On July 13, 2006, in connection with the acquisition of the Marriott Crystal Gateway hotel in Arlington, Virginia, the Company assumed a $53.3 million mortgage note payable, due December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter. The Company originally recorded this mortgage at a premium of approximately $2.1 million as the fixed interest rate on this mortgage exceeds current interest rates the Company would otherwise incur on similar financial instruments. The debt premium is amortized as an adjustment to interest expense over the term of the mortgage using the effective interest method, which resulted in a reduction to interest expense of approximately $151,000 for the year ended December 31, 2006.

On September 8, 2006, the Company modified its $100.0 million credit facility, due August 16, 2008, to increase the capacity to $150.0 million with the ability to be increased to $200.0 million subject to certain conditions and reduced the interest rate from LIBOR plus a range of 1.6% to 1.95% to LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio. On February 27, 2006, April 18, 2006, July 14, 2006, November 8, 2006, and December 6, 2006, the Company completed draws on this credit facility of $10.0 million, $88.9 million, $25.0 million, $80.0 million, and $25.0 million, respectively. On January 31, 2006, June 28, 2006, July 25, 2006, and November 16, 2006, the Company paid down this credit facility by $60.0 million, $25.0 million, $98.9 million, and $80.0 million, respectively. At December 31, 2006, the Company had an outstanding balance of $25.0 million on this credit facility.

On November 16, 2006, the Company executed a $101.0 million mortgage note payable, due December 8, 2016, at an interest rate of 5.81%, with interest-only payments due monthly for five years plus principal payments thereafter based on a thirty-year amortization schedule, and includes certain prepayment restrictions and fees.

On December 7, 2006, the Company executed a $247.0 million mortgage note payable, of which $212.0 million was funded immediately with the remaining balance to be funded over the next two years as capital expenditures are incurred by the Company. The loan matures December 11, 2009, with two one-year extension options, bears interest at a rate of LIBOR plus 1.72%, with interest-only payments due monthly, and includes certain prepayment restrictions and fees. In connection with this loan, the Company purchased two 6.25% LIBOR interest rate caps with a total notional amount of $247.0 million, which both mature December 11, 2009, to limit its exposure to rising interest rates on its variable-rate debt.

Maturities of indebtedness as of December 31, 2006 are as follows (in thousands):

2007	$2,067
2008	28,838
2009	216,082
2010	10,278
2011	18,354
Thereafter	815,531

Total	$1,091,150

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values of assets collateralizing indebtedness as of December 31, 2006 and 2005 are as follows (in thousands):

		December 31,
Hotel Property	Location	2006		2005

Embassy Suites	Austin, TX	$9,502	(g)	$9,669	(a)
Embassy Suites	Dallas, TX	9,697	(g)	9,744	(a)
Embassy Suites	Herndon, VA	9,691	(g)	9,918	(a)
Embassy Suites	Las Vegas, NV	17,395	(g)	17,798	(a)
Embassy Suites	Syracuse, NY	14,651	(g)	15,024	(a)
Embassy Suites	Flagstaff, AZ	6,441	(i)	—
Embassy Suites	Houston, TX	12,612	(f)	12,631	(b)
Embassy Suites	West Palm Beach, FL	25,315	(f)	23,859	(b)
Embassy Suites	Philadelphia, PA	41,368	(j)	—
Embassy Suites	Walnut Creek, CA	43,122	(j)	—
Radisson Hotel (downtown)	Indianapolis, IN	27,482	(f)	26,397	(b)
Hilton Garden Inn	Jacksonville, FL	11,046	(g)	11,025	(a)
Hilton	Ft. Worth, TX	27,322	(f)	25,675	(b)
Hilton	Houston, TX	17,087	(f)	16,570	(b)
Hilton	St. Petersburg, FL	20,394	(f)	18,983	(b)
Hilton	Santa Fe, NM	19,450	(i)	18,477	(c)
Hilton	Bloomington, MN	59,256	(j)	—
Hampton Inn	Lawrenceville, GA	4,527	(i)	4,629	(c)
Hampton Inn	Evansville, IN	8,225	(g)	8,843	(a)
Hampton Inn	Terre Haute, IN	8,792	(g)	9,051	(a)
Hampton Inn	Buford, GA	6,654	(g)	6,832	(a)
Marriott	Durham, NC	27,920	(i)	—
Marriott	Arlington, VA	122,858	(k)	—
Marriott	Trumbull, CT	27,537	(j)	—
SpringHill Suites by Marriott	Jacksonville, FL	9,046	(g)	8,528	(a)
SpringHill Suites by Marriott	Baltimore, MD	15,722	(i)	15,560	(d)
SpringHill Suites by Marriott	Kennesaw, GA	6,719	(i)	6,227	(c)
SpringHill Suites by Marriott	Buford, GA	7,158	(g)	7,373	(a)
SpringHill Suites by Marriott	Gaithersburg, MD	22,294	(f)	21,769	(b)
SpringHill Suites by Marriott	Centreville, VA	14,011	(f)	13,469	(b)
SpringHill Suites by Marriott	Charlotte, NC	8,021	(f)	8,149	(b)
SpringHill Suites by Marriott	Durham, NC	5,110	(f)	5,075	(b)
Fairfield Inn by Marriott	Kennesaw, GA	5,099	(i)	5,194	(c)
Courtyard by Marriott	Bloomington, IN	12,155	(g)	12,593	(a)
Courtyard by Marriott	Columbus, IN	6,190	(g)	5,896	(a)
Courtyard by Marriott	Louisville, KY	13,659	(g)	14,168	(a)
Courtyard by Marriott	Crystal City, VA	45,472	(f)	43,730	(b)
Courtyard by Marriott	Ft. Lauderdale, FL	20,612	(f)	21,061	(b)
Courtyard by Marriott	Overland Park, KS	16,179	(f)	15,799	(b)

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31,
Hotel Property	Location	2006		2005

Courtyard by Marriott	Palm Desert, CA	15,425	(f)	14,603	(b)
Courtyard by Marriott	Foothill Ranch, CA	18,784	(f)	19,234	(b)
Courtyard by Marriott	Alpharetta, GA	15,389	(f)	14,498	(b)
Marriott Residence Inn	Lake Buena Vista, FL	23,249	(g)	23,902	(a)
Marriott Residence Inn	Evansville, IN	7,646	(g)	7,085	(a)
Marriott Residence Inn	Orlando, FL	46,635	(f)	47,664	(b)
Marriott Residence Inn	Falls Church, VA	38,110	(f)	37,369	(b)
Marriott Residence Inn	San Diego, CA	33,206	(f)	32,903	(b)
Marriott Residence Inn	Fishkill, NY	—		20,176	(b)
Marriott Residence Inn	Sacramento, CA	—		19,300	(b)
Marriott Residence Inn	Salt Lake City, UT	17,985	(f)	18,183	(b)
Marriott Residence Inn	Ft. Worth, TX	—		13,558	(b)
Marriott Residence Inn	Palm Desert, CA	14,067	(f)	14,059	(b)
Marriott Residence Inn	Wilmington, DE	—		10,423	(b)
Marriott Residence Inn	Orlando, FL	—		13,805	(b)
Marriott Residence Inn	Warwick, RI	—		10,407	(b)
Marriott Residence Inn	Ann Arbor, MI	—		8,783	(b)
Marriott Residence Inn	Tyler, TX	—		7,528	(b)
TownePlace Suites by Marriott	Mt. Laurel, NJ	7,469	(f)	7,694	(b)
TownePlace Suites by Marriott	Scarborough, ME	6,742	(f)	6,947	(b)
TownePlace Suites by Marriott	Miami, FL	5,398	(f)	5,542	(b)
TownePlace Suites by Marriott	Ft. Worth, TX	5,657	(f)	5,823	(b)
TownePlace Suites by Marriott	Miami Lakes, FL	7,883	(f)	8,142	(b)
TownePlace Suites by Marriott	Tewksbury, MA	2,627	(f)	2,692	(b)
TownePlace Suites by Marriott	Newark, CA	2,634	(f)	2,637	(b)
Sea Turtle	Atlantic Beach, FL	24,040	(i)	22,241	(c)
Sheraton Hotel	Minneapolis, MN	18,369	(f)	18,026	(b)
Sheraton Hotel	Anchorage, AK	39,161	(j)	—
Sheraton Hotel	Iowa City, IA	15,003	(j)	—
Sheraton Hotel	San Diego, CA	42,653	(j)	—
Hyatt Regency	Anaheim, CA	75,720	(i)	78,190	(c)
Hyatt Regency	Herndon, VA	70,204	(l)	72,506	(e)
Crowne Plaza	Beverly Hills, CA	28,995	(f)	28,452	(b)
Crowne Plaza	Key West, FL	28,257	(f)	27,397	(b)
Annapolis Inn	Annapolis, MD	14,030	(f)	12,895	(b)
Westin	Rosemont, IL	124,201	(h)	—

Total		$1,535,330		$1,082,380

(a)	Represents collateral for the $211.5 million term loan outstanding at December 31, 2005.

(b)	Represents collateral for the $580.8 million mortgage note payable outstanding at December 31, 2005.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Represents collateral for the $150.0 million credit facility with a $60.0 million outstanding balance at December 31, 2005.

(d)	Represents collateral for the $11.3 million mortgage note payable outstanding at December 31, 2005.

(e)	Represents collateral for the $45.0 million mortgage note payable outstanding at December 31, 2005.

(f)	Represents collateral for the $487.1 million mortgage note payable outstanding at December 31, 2006.

(g)	Represents collateral for the $211.5 million term loan outstanding at December 31, 2006.

(h)	Represents collateral for the $101.0 million mortgage note payable outstanding at December 31, 2006.

(i)	Represents collateral for the $150.0 million credit facility with a $25.0 million outstanding balance at December 31, 2006.

(j)	Represents collateral for the $212.0 million mortgage note payable outstanding at December 31, 2006.

(k)	Represents collateral for the $54.6 million mortgage note payable and premium outstanding at December 31, 2006.

(l)	Represents collateral for the $47.5 million credit facility with a $100 outstanding balance at December 31, 2006.

In addition to the above, at December 31, 2006 and 2005, a $100.0 million secured credit facility was secured by six and eight mezzanine notes receivable, respectively, which totaled approximately $45.1 million and $65.1 million, respectively. At December 31, 2006 and 2005, the Company had no outstanding balance on this credit facility.

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

11.	Derivative Instruments and Hedging Activities

On September 2, 2004, the Company purchased a 6.0% LIBOR interest rate cap with a $210.0 million notional amount to limit its exposure to rising interest rates on $210.0 million of its variable-rate debt. To partially offset the cost of the purchased cap, the Company sold a 6.0% LIBOR interest rate cap with a $105.0 million notional amount with identical terms to the purchased cap. Both interest rate caps matured on October 2, 2006. The Company designated the net purchased option of $105.0 million as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.

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

On November 14, 2005, the Company executed a $211.5 million mortgage loan, described above, and used the proceeds to repay its hedged variable-rate $210.0 million term loan, due October 10, 2006. In connection with the

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repayment of the $210.0 million loan, the Company sold its net purchased $105.0 million cap and terminated its $105.0 million interest-rate swap for approximately $1.6 million. Accumulated other comprehensive income associated with these cash flow hedges of approximately $1.6 million, which had accumulated over the lives of these hedging relationships, is being reclassified from accumulated other comprehensive income to reduce interest expense over the original terms of these cash flow hedges as interest payments on the new mortgage loan occur. For the years ended December 31, 2006 and 2005, interest expense was reduced by approximately $1.2 million and $188,000, respectively, related to this reclassification.

On December 6, 2006, the Company purchased a 6.25% LIBOR interest rate cap with a $212.0 million notional amount, which matures December 11, 2009, to limit its exposure to rising interest rates on $212.0 million of its variable-rate debt. The Company designated the $212.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.

On December 6, 2006, the Company purchased a 6.25% LIBOR interest rate cap with a $35.0 million notional amount, which matures December 11, 2009, to limit its exposure to rising interest rates on future variable-rate debt that the Company intends to draw over the next two years as capital expenditures are incurred. As this cap did not meet applicable hedge accounting criteria, it is not designated as a cash flow hedge. Therefore changes in the fair value of this derivative are recognized in earnings. For the year ended December 31, 2006, approximately $7,000 was recognized as a reduction in other income related to this cap.

As of December 31, 2006 and 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of December 31, 2006 and 2005, derivatives with a fair value of approximately $222,000 and $2,000, respectively, were included in other assets. For the years ended December 31, 2006, 2005, and 2004, the change in accumulated other comprehensive income of approximately ($1.3 million), $818,000, and $554,000, respectively, for all derivatives is separately disclosed in the consolidated statements of comprehensive income.

For the years ended December 31, 2005 and 2004, no hedge ineffectiveness was recognized. In 2005, the originally hedged $210.0 million loan was effectively refinanced with the new $211.5 million loan, thus no hedge ineffectiveness was recognized related to the original loan’s payoff. However, in 2006, the Company repaid all but $100 of the outstanding balance associated with its 7.0% LIBOR interest rate cap with a $45.0 million notional amount. Consequently, the Company discontinued hedge accounting related to this derivative and recognized hedge ineffectiveness of approximately $9,000 as a reduction in other income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $143,000 will be reclassified from accumulated other comprehensive income existing at December 31, 2006 to reduce interest expense.

12.	Employee Stock Grants

All shares issued under the Company’s Stock Plan are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of each issuance. For the years ended December 31, 2006, 2005, and 2004, the Company recognized compensation expense of approximately $5.2 million, $3.4 million, and $2.4 million, respectively, related to these shares. During the years ended December 31, 2006, 2005, and 2004, 2,225, 2,553, and 0 unvested shares of restricted common stock were forfeited. As of December 31, 2006, the unamortized value of the Company’s unvested shares of restricted stock was approximately $7.8 million, with an average remaining vesting period of approximately 1.08 years.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2006 and 2005, the Company issued the following shares under its Stock Plan:

On March 24, 2005, the Company issued 372,400 shares of restricted common stock to its executives and certain employees. Such shares vest over three years.

On May 12, 2005, the Company issued 10,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2006. Such shares vested immediately.

On September 26, 2005, the Company issued 39,000 shares of restricted common stock to certain employees. Such shares vest over three years.

On March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executive officers and certain employees of the Company and its affiliates. Such shares vest over three years.

On May 2, 2006, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2007. Such shares vested immediately.

On August 1, 2006, the Company issued 3,000 shares of restricted common stock to certain employees of the Company. Such shares vest over three years.

For the year ended December 31, 2006, the following table summarizes information regarding the Company’s Stock Plan:

		Weighted Average
	Share Count	Grant Price

Unvested shares at December 31, 2005	685,553	$9.77
Shares granted on March 28, 2006	642,557	12.47
Shares granted on May 2, 2006	16,000	11.61
Shares forfeited on June 14, 2006	(2,225)	12.22
Shares granted on August 1, 2006	3,000	11.51
Shares vested during the year ended December 31, 2006	(405,262)	9.56

Unvested shares at December 31, 2006	939,623	$11.74

13.	Capital Stock

Common Stock — On January 20, 2005, in a follow-on public offering, the Company issued 10,350,000 shares of its common stock at $9.62 per share, which generated gross proceeds of approximately $99.6 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $94.4 million. The 10,350,000 shares issued include 1,350,000 shares sold pursuant to an over-allotment option granted to the underwriters. Of the net proceeds, a portion was used to partially fund the $35.0 million cash portion of the purchase price associated with the acquisition of a 21-property hotel portfolio, which closed on March 16, 2005. The net proceeds were also used for the repayment of approximately $14.7 million of the mortgage debt assumed in the acquisition, repayment of the then outstanding $17.8 million balance on the $60.0 million credit facility, due August 17, 2007, repayment of a $15.5 million mortgage note payable, due December 31, 2005, repayment of a $7.0 million mortgage note payable, due July 31, 2007, and general corporate purposes.

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock and Units Dividends — During the year ended December 31, 2005, the Company declared cash dividends of approximately $37.5 million, representing $0.16, $0.17, $0.18, and $0.20 per diluted share for each successive quarter, respectively, related to both common stockholders and common unit holders, of which approximately $29.6 million and $7.9 million related to each, respectively.

During the year ended December 31, 2006, the Company declared cash dividends of approximately $60.1 million, or $0.20 per diluted share per quarter, related to both common stockholders and common unit holders, of which approximately $51.9 million and $8.3 million related to each, respectively. During the year ended December 31, 2006, the Company declared cash dividends of approximately $1.4 million, or $0.19 per diluted share per quarter prorated for days outstanding, related to Class B unit holders.

Preferred Stock — In accordance with the Company’s charter, the Company is authorized to issue 50 million shares of preferred stock, which currently includes both Series A cumulative preferred stock and Series B cumulative convertible redeemable preferred stock.

Series A Cumulative Preferred Stock — As of December 31, 2006 and 2005, the Company had 2,300,000 outstanding shares of 8.55% Series A Cumulative Preferred Stock at $25 per share. Series A preferred stock has no maturity date, and the Company is not required to redeem the shares at any time. Prior to September 22, 2009, Series A preferred stock is not redeemable, except in certain limited circumstances relating to the ownership limitation necessary to preserve the Company’s qualification as a REIT. However, on and after September 22, 2009, Series A preferred stock will be redeemable at the Company’s option for cash, in whole or from time to time in part,

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, the holders of Series A preferred stock have no voting rights.

Series A Preferred Stock Dividends — During the years ended December 31, 2006 and 2005, the Company declared cash dividends of approximately $4.9 million and $4.9 million, respectively, or $0.5344 per diluted share per quarter, related to Series A preferred stockholders.

Series B Cumulative Convertible Redeemable Preferred Stock — As of December 31, 2006 and 2005, the Company had 7,447,865 outstanding shares of Series B Cumulative Convertible Redeemable Preferred Stock. Pursuant to a stock purchase agreement, the Company sold 993,049 and 6,454,816 shares of Series B preferred stock to a financial institution on December 30, 2004 and June 15, 2005, respectively, for $10.0 million and $65.0 million, respectively. In each case, the sales price represents a per-share price of $10.07, which was determined using a 20-day average closing price calculated five business days prior to the stock purchase agreement’s commencement. In connection with the June 15, 2005 sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares.

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

Series B preferred stock is redeemable for cash at the option of the Company at the liquidation preference, which is set at $10.07, after three years from June 17, 2005 (or two years if the Company’s weighted average common stock price for a period of 30 days is above $11.83 with over 7.5 million shares traded during that period). Series B preferred stock is redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur. Series B preferred stock quarterly dividends are set at the greater of $0.14 per share or the prevailing common stock dividend rate.

Series B Preferred Stock Dividends — During the years ended December 31, 2006 and 2005, the Company declared cash dividends of approximately $6.0 million and $3.4 million, respectively, related to Series B preferred stockholders, which represents $0.20 per diluted share per quarter in 2006 and $0.16, $0.17, $0.18, and $0.20 per diluted share for each successive quarter in 2005.

14.	Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet certain organizational and operational stipulations, including a requirement that the Company distribute at least 90% its REIT taxable income to its stockholders. The Company currently intends to adhere to these requirements and maintain its REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income as well as to federal income and excise taxes on its undistributed taxable income.

For the years ended December 31, 2006, 2005, and 2004, the Company’s taxable REIT subsidiary recognized net book (loss) income of approximately ($5.5 million), $13,000, and $724,000, respectively, and a benefit from (provision for) income taxes of approximately $2.7 million, $184,000, and ($658,000), respectively.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the benefit from (provision for) income taxes at statutory rates to the actual benefit from (provision for) income taxes recorded for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004

Benefit from (provision for) income taxes at 35% statutory rate	$3,340	$2,118	$(560)
State income taxes benefit (provision), net of Federal benefit	430	269	(92)
Other	629	197	22
Valuation allowance	(1,479)	—	—
Benefit from (provision for) income taxes from:

Continuing operations	2,920	2,584	(630)
Discontinued operations	(201)	(2,400)	(28)

Total	$2,719	$184	$(658)

For the years ended December 31, 2006, 2005, and 2004, components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$1,635	$1,554	$(891)
State	210	294	(123)

Total current	1,845	1,848	(1,014)
Deferred:
Federal	953	509	353
State	122	227	31

Total deferred	1,075	736	384

Benefit from (provision for) income taxes from continuing operations	$2,920	$2,584	$(630)

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, the Company’s deferred tax asset and related valuation allowance consisted of the following (in thousands):

	December 31,
	2006	2005

Allowance for doubtful accounts	$152	$144
Unearned income	1,479	—
Unfavorable management contract liability	6,245	—
Federal and state net operating losses	1,673	527
Accrued expenses	1,312	833
Interest expense carryforward	729	—
Tax depreciation in excess of book depreciation	(216)	(909)

Gross deferred tax asset	11,374	595
Valuation allowance	(7,724)	—

Net deferred tax asset	$3,650	$595

As of December 31, 2006, the Company’s valuation allowance of approximately $7.7 million includes approximately $6.2 million related to an unfavorable management contract liability assumed upon acquisition of the Marriott Crystal Gateway hotel in Arlington, Virginia, and approximately $1.5 million related to monies received from the hotel manager upon acquisition of the JW Marriott hotel in San Francisco, California. For GAAP purposes, these items represent deferred income and are being amortized into income over the lives of the related management contracts. In addition, as of December 31, 2006, the Company’s taxable REIT subsidiary has net operating loss carryforwards for federal income tax purposes of approximately $4.2 million, which are available to offset future taxable income, if any, through 2026. At December 31, 2006 and 2005, deferred tax assets are included in other assets.

15.	Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) available to common shareholders is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on August 29, 2003, and subsequent exercise of the underwriters’ over-allotment option on September 26, 2003, the Company issued 5,657,917 units of limited partnership interest to affiliates. During the years ended December 31, 2004 and 2005, the Company issued 440,008 and 4,994,150 units of limited partnership interest, respectively, in connection with acquisitions of hotel properties. During the year ended December 31, 2006, the Company issued 1,394,492 shares of common stock in exchange for 1,394,492 units of limited partnership interest.

On July 13, 2006, the Company issued 3,814,842 Class B common units of limited partnership interest in connection with the acquisition of the Marriott Crystal Gateway hotel in Arlington, Virginia. Class B common units have a fixed dividend rate of 6.82% in years 1-3 and 7.2% thereafter, and have priority in payment of cash dividends over holders of common units but otherwise have no preference over common units.

As of December 31, 2006, 2005, and 2004, all units of limited partnership interest represent a 15.63%, 20.2%, and 19.11% minority interest ownership, respectively. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed for either cash or one share of the Company’s common stock at the Company’s discretion, subject to contractual lock-up agreements that prevent holders of Class B common units from redeeming 2/3 of said units before 18 months and 1/3 of said units before two

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years from the issuance date. Beginning ten years after issuance, each Class B common unit of limited partnership interest may be converted into a common unit at either party’s discretion.

16.	Related Party Transactions

Under management agreements with related parties owned by the Company’s Chairman and its Chief Executive Officer, the Company pays such related parties a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors. As of December 31, 2006, these related parties managed 37 of the Company’s 81 hotels while unaffiliated management companies managed the remaining 44 hotel properties.

Under agreements with both related parties and unaffiliated hotel managers, the Company incurred property management fees, including incentive property management fees, of approximately $25.0 million, $15.2 million, and $3.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. Regarding the $25.0 million incurred for the year ended December 31, 2006, approximately $9.1 million and $15.9 million relates to related parties and third parties, respectively. Regarding the $15.2 million incurred for the year ended December 31, 2005, approximately $7.3 million and $8.0 million relates to related parties and third parties, respectively. Regarding the $3.8 million incurred for the year ended December 31, 2004, approximately $2.8 million and $975,000 relates to related parties and third parties, respectively.

Under these agreements with related parties, the Company also incurred market service and project management fees related to capital improvement projects of approximately $5.1 million, $3.3 million, and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In addition, these related parties fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, travel, and accounting. The related parties allocate such charges to the Company based on various methodologies, including headcount and actual amounts incurred. For the years ended December 31, 2006, 2005, and 2004, such costs were approximately $3.6 million, $3.0 million, and $1.6 million, respectively.

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

On March 16, 2005, the Company acquired 21 hotel properties and an office building from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired properties, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired properties, for approximately $250.0 million. The $250.0 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units. Company management received 100% of their net consideration for the acquisition in the form of limited partnership units, whereas the third parties received 50% of their consideration in limited partnership units and 50% in cash. The 21 acquired hotels were among the 27 hotel properties for which the Company provided asset management and consulting services for related parties, who subsequently sold the remaining six properties. However, the related parties, pursuant to an agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008. In addition, related to this acquisition, the Company’s Board of Directors formed a Special Committee solely comprised of independent directors to evaluate this transaction. In connection with their

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services, the Special Committee retained independent advisors to review, evaluate, and negotiate the transaction, which the Special Committee unanimously approved.

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

Upon formation of the Company on August 29, 2003, the Company agreed to indemnify certain related parties, including its Chief Executive Officer and Director and its Chairman, who contributed properties in connection with the Company’s initial public offering in exchange for operating partnership units, against the income tax that such related parties may incur if the Company disposes of one of these properties.

17.	Commitments and Contingencies

Restricted Cash — Under certain management and debt agreements existing at December 31, 2006, the Company escrows payments required for insurance, real estate taxes, and debt service. In addition, for certain properties with underlying debt, the Company escrows 4% to 6% of gross revenue for capital improvements.

Franchise Fees — Under franchise agreements existing at December 31, 2006, the Company pays franchisors royalty fees between 2.5% and 6% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2026. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.

For the years ended December 31, 2006, 2005, and 2004, the Company incurred franchise fees of approximately $18.0 million, $13.9 million, and $6.7 million, respectively. Franchise fees related to continuing operations are included in indirect hotel operating expenses in the accompanying consolidated statements of operations.

Management Fees — Under management agreements existing at December 31, 2006, the Company pays a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire from 2007 through 2026, with renewal options on agreements with related parties of up to 25 additional years. In addition, if the Company terminates a management agreement related to any of its initial properties prior to its expiration due to sale of the property, it may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to any of its hotels for reasons other than sale of the property, it may be required to pay estimated management fees ranging from one to six years from the termination date or substitute a new management agreement related to a different hotel. Regarding the 21-property acquisition completed March 16, 2005, the related party managing these hotels waived the management agreement termination fees associated with the eight hotel properties that were sold during the years ended December 31, 2006 and 2005.

Leases — The Company leases certain equipment, land, and facilities under non-cancelable operating leases, which expire between 2007 and 2084, including five ground leases and one air lease related to its hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results. For the years ended December 31, 2006, 2005, and 2004, the Company recognized rent expense of approximately

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.9 million, $2.3 million, and $615,000, respectively. Rent expense related to continuing operations is included in indirect hotel operating expenses in the accompanying consolidated statements of operations. The Company also owns equipment acquired under capital leases, included in Investment in Hotel Properties, which expire between 2007 and 2011, and have interest rates ranging between 10.5% and 15.8%.

As of December 31, 2006, future minimum annual commitments for non-cancelable lease agreements are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2007	$3,595	$124
2008	3,258	30
2009	2,909	28
2019	2,823	14
2011	2,787	6
Thereafter	151,473	—

Total future minimum lease payments	$166,845	$202

Less amounts representing interest		25

Present value of future minimum lease payments		$177

As of December 31, 2006 and 2005, assets acquired under capital leases consist of the following (in thousands):

	December 31,
	2006	2005

Assets under capital leases	$1,036	$1,294
Accumulated depreciation	(609)	(613)

Assets under capital leases, net	$427	$681

At December 31, 2006, the Company had capital commitments of approximately $1.9 million related to general capital improvements.

Employment Agreements — The Company has entered into employment agreements with certain executive officers, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the Board of Directors. The agreements terminate on December 31, 2007, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.

Employee Incentive Plan — Effective December 2003, the Company created an Employee Savings and Incentive Plan (“ESIP”), a nonqualified compensation plan that covers all employees who work at least 25 hours per week. The ESIP allows employees to contribute up to 100% of their compensation to various investment funds. The Company matches 25% of the first 10% each employee contributes. Employee contributions vest immediately whereas Company contributions vest 25% annually. For the years ended December 31, 2006, 2005, and 2004, the Company incurred matching expenses associated with maintaining the ESIP of approximately $34,000, $60,000, and $190,000, respectively.

401(k) Plan — Effective January 1, 2006, the Company created a 401(k) Plan, a qualified contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to defer receipt of up to 100% of their compensation, subject to IRS-imposed limitations, and contribute such amounts to various investment funds. The Company matches 50% of amounts contributed up to 6% of a particular employee’s salary. However, for each

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee, Company matching only occurs in either the 401(k) Plan or the ESIP, as directed by the employee. Employee contributions vest immediately whereas Company contributions vest 25% annually. For the year ended December 31, 2006, the Company incurred matching expenses associated with maintaining the 401(k) Plan of approximately $73,000.

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

Taxes — If the Company disposes of the five properties contributed in connection with its IPO in exchange for units of operating partnership, the Company may be obligated to indemnify the contributors, including the Company’s Chairman and Chief Executive Officer whom have substantial ownership interests, against the tax consequences of the sale. In addition, the Company agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness of at least $16.0 million, which allows contributors of the Las Vegas hotel property to defer gain recognition in connection with its contribution.

Additionally, for certain periods of time, the Company is prohibited from selling or transferring the Sea Turtle Inn in Atlantic Beach, Florida, and the Marriott Crystal Gateway in Arlington, Virginia, if as a result, the entity from which the Company acquired the property would recognize gain for federal tax purposes.

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

In general, tax indemnities equal the federal, state, and local income tax liabilities the contributor or its specified assignee incurs with respect to the gain allocated to the contributor. The contribution agreements’ terms generally require the Company to gross-up tax indemnity payments for the amount of income taxes due as a result of such tax indemnities.

18.	Fair Value of Financial Instruments

As of December 31, 2006, the Company’s $1.1 billion debt portfolio consisted of approximately $237.0 million of variable-rate debt and approximately $854.2 million of fixed-rate debt, with interest rates ranging from 5.41% to 7.24%. As of December 31, 2006, the Company’s $103.0 million portfolio of mezzanine and first-mortgage loans receivable consisted of approximately $80.0 million of variable-rate notes and approximately $23.0 million of fixed-rate notes, with interest rates ranging from 14.0% to 15.0%.

As of December 31, 2005, the Company’s $908.6 million debt portfolio consisted of approximately $116.3 million of variable-rate debt and approximately $792.3 million of fixed-rate debt, with interest rates ranging from 5.4% to 5.72%. As of December 31, 2005, the Company’s $108.3 million portfolio of mezzanine and first-mortgage loans receivable consisted of approximately $85.3 million of variable-rate notes and approximately $23.0 million of fixed-rate notes, all with fixed interest rates of 14%.

As of December 31, 2006 and 2005, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, amounts due from or to affiliates or third-party hotel managers, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these financial instruments.

As of December 31, 2006 and 2005, the carrying values of variable-rate notes receivable, variable-rate indebtedness, and capital leases payable approximates their fair values because the interest rates on these financial instruments are variable or approximate current interest rates charged on similar financial instruments. However,

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due to the Company’s significant holdings of fixed-rate financial instruments at December 31, 2006 and 2005, carrying values and related estimated fair values of notes receivable and indebtedness as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value

Notes receivable	$102,977	$111,048	$108,305	$118,145
Indebtedness	$1,091,150	$1,099,775	$908,623	$915,615

Fair values presented in the above tables are based on estimates that consider the terms of the individual instruments. However, there is not an active market for these instruments. Therefore, the estimated fair values do not necessarily represent the amounts at which these instruments could be purchased, sold, or settled.

On October 28, 2005, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit its exposure to rising interest rates on $45.0 million of its variable-rate debt. The Company designated the $45.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.

On December 6, 2006, the Company purchased a 6.25% LIBOR interest rate cap with a $212.0 million notional amount, which matures December 11, 2009, to limit its exposure to rising interest rates on $212.0 million of its variable-rate debt. The Company designated the $212.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.

On December 6, 2006, the Company purchased a 6.25% LIBOR interest rate cap with a $35.0 million notional amount, which matures December 11, 2009, to limit its exposure to rising interest rates on future variable-rate debt that the Company intends to draw over the next two years as capital expenditures are incurred. As this cap did not meet applicable hedge accounting criteria, it is not designated as a cash flow hedge.

As of December 31, 2006 and 2005, derivatives with a fair value of approximately $222,000 and $2,000, respectively, were included in other assets.

Considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

19.	Supplemental Cash Flow Information

For the years ended December 31, 2006, 2005, and 2004, interest paid was approximately $45.0 million, $32.4 million, and $9.6 million, respectively.

For the years ended December 31, 2006, 2005, and 2004, income taxes paid was approximately $1.3 million, $1.9 million, and $475,000, respectively.

During the year ended December 31, 2006, the Company recorded the following non-cash transactions: a) on March 24, 2006, in connection with the sale of eight hotel properties, the buyer assumed approximately $93.7 million of the Company’s mortgage debt, b) on March 28, 2006, the Company issued 642,557 shares of restricted common stock to its executives and certain employees of the Company and its affiliates, c) on May 2, 2006, the Company issued 16,000 shares of common stock to its directors, d) on July 13, 2006, in connection with its acquisition of a hotel property, the Company assumed a mortgage note payable of approximately $53.3 million and recognized a debt premium of approximately $2.1 million, e) on July 13, 2006, in connection with its acquisition of a hotel property, the Company issued 3,814,842 units of limited partnership interest, f) on August 1, 2006, the Company issued 3,000 shares of restricted common stock to certain employees of the Company, and g) during the

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2006, the Company issued 1,394,492 shares of common stock in exchange for 1,394,492 units of limited partnership interest.

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

20.	Segments Reporting

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$465,576	$14,858	$—	$480,434
Operating expenses	331,799	—	—	331,799
Depreciation and amortization	49,564	—	—	49,564
Corporate general and administrative	—	—	20,359	20,359

Operating income (loss)	84,213	14,858	(20,359)	78,712
Interest income	—	—	2,917	2,917
Interest expense	—	—	(46,419)	(46,419)
Amortization of loan costs	—	—	(2,038)	(2,038)
Write-off of loan costs	—	—	(788)	(788)

Income (loss) before minority interest and benefit from income taxes	84,213	14,858	(66,687)	32,384
Benefit from income taxes	—	—	2,920	2,920
Minority interest	—	—	(4,274)	(4,274)

Net income (loss) from continuing operations	$84,213	$14,858	$(68,041)	$31,030

Income from discontinued operations, net				6,766

Net income				$37,796

For the year ended December 31, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$298,023	$13,323	$—	$311,346
Operating expenses	213,742	—	—	213,742
Depreciation and amortization	28,169	—	—	28,169
Corporate general and administrative	—	—	14,523	14,523

Operating income (loss)	56,112	13,323	(14,523)	54,912
Interest income	—	—	1,027	1,027
Interest expense	—	—	(34,448)	(34,448)
Amortization of loan costs	—	—	(3,956)	(3,956)
Write-off of loan costs and exit fees	—	—	(5,803)	(5,803)
Loss on debt extinguishment	—	—	(10,000)	(10,000)

Income (loss) before minority interest and provision for income taxes	56,112	13,323	(67,703)	1,732
Benefit from income taxes	—	—	2,584	2,584
Minority interest	—	—	(887)	(887)

Net income (loss) from continuing operations	$56,112	$13,323	$(66,006)	$3,429

Income from discontinued operations, net				6,008

Net income				$9,437

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the period from inception through December 31, 2004, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$99,687	$7,549	$—	$107,236
Operating expenses	70,795	—	—	70,795
Depreciation and amortization	9,770	—	—	9,770
Corporate general and administrative	—	—	11,855	11,855

Operating income (loss)	19,122	7,549	(11,855)	14,816
Interest income	—	—	335	335
Interest expense	—	—	(9,217)	(9,217)
Amortization of loan costs	—	—	(1,884)	(1,884)
Write-off of loan costs and exit fees	—	—	(1,633)	(1,633)

Income (loss) before minority interest and provision for income taxes	19,122	7,549	(24,254)	2,417
Provision for income taxes	—	—	(630)	(630)
Minority interest	—	—	(310)	(310)

Net income (loss) from continuing operations	$19,122	$7,549	$(25,194)	$1,477

Loss from discontinued operations, net				(58)

Net income				$1,419

As of December 31, 2006, 2005, and 2004, aside from the Company’s $103.0 million, $108.3 million, and $79.7 million portfolio of notes receivable, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the years ended December 31, 2006, 2005, and 2004, all capital expenditures incurred by the Company relate to the direct hotel investments segment. At December 31, 2006 and 2005, all of the Company’s owned hotels were domestically located. In addition, at December 31, 2006 and 2005, all hotels securing the Company’s notes receivable were domestically located with the exception of one hotel securing an $18.2 million loan receivable, which is located in Nevis, West Indies. At December 31, 2004, all of the Company’s hotel investments, whether owned or securing notes receivable, were domestically located.

21.	Business Combinations

On March 16, 2005, the Company acquired 21 hotel properties and an office building from selling entities controlled by affiliates of Fisher Brothers, Gordon Getty Trust, and George Soros, which collectively owned approximately 78% of the acquired properties, and certain members of the Company’s senior management, which collectively owned approximately 22% of the acquired properties, for approximately $250.0 million. The $250.0 million purchase price consisted of approximately $35.0 million in cash, approximately $164.7 million in assumed mortgage debt, and approximately $50.3 million worth of limited partnership units, which equates to 4,994,150 units based on $10.07 per share, which represents the average market price of the Company’s common stock for the 20-day period ending five business days before executing a definitive agreement to acquire these properties on December 23, 2004. For accounting purposes, these units were valued at approximately $54.1 million or $10.83 per unit, which represents the average market price of the Company’s common stock from five business days before the definitive agreement was executed to five business days after. Company management received their net consideration in the form of limited partnership units, whereas the third parties received 50% of their consideration in limited partnership units and 50% in cash. The Company used proceeds from its sale of Series B cumulative convertible redeemable preferred stock on December 30, 2004, its follow-on public offering on

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 20, 2005, and its $15.0 million draw on a credit facility on March 16, 2005 to fund this acquisition. In connection with this acquisition, the Company recognized intangible assets of approximately $1.3 million associated with existing tenant leases of the acquired office building, primarily representing market-rate adjustments, occupancy levels, customer relationships, and origination fees.

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

On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, from W2001 Pac Realty, L.L.C. for approximately $95.0 million in cash and immediately re-branded the property as a JW Marriott. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million to fund this acquisition. The Company expects to incur at least $10.0 million to renovate and upgrade the property, of which approximately $587,000 had been incurred as of December 31, 2006. In addition, Marriott contributed $5.0 million related to the re-branding of this property, which the Company recorded net of certain reimbursements to Marriott. The Company recorded this contribution as deferred incentive management fees, which is being amortized as a reduction to management fees on a straight-line basis over the term of the management agreement, which expires in 2026.

On July 13, 2006, the Company acquired the Marriott Crystal Gateway hotel in Arlington, Virginia, from EADS Associates Limited Partnership for approximately $107.2 million. The purchase price consisted of the assumption of approximately $53.3 million of mortgage debt, the issuance of approximately $42.7 million worth of limited partnership units, which equates to 3,814,842 units valued at $11.20 per unit, approximately $2.5 million in cash paid in lieu of units, the reimbursement of capital expenditures costs of approximately $7.2 million, and other net closing costs and adjustments of approximately $1.5 million. The limited partnership units issued represent Class B common units, with a fixed dividend rate of 6.82% in years 1-3 and 7.2% thereafter based on the $11.20 per unit price, and have priority in payment of cash dividends over holders of common units. After ten years, either party may convert these units to common units. For accounting purposes, these units were valued at approximately $40.6 million or $10.64 per unit, which represents the average market price of the Company’s common stock from five business days before the definitive agreement was finalized on May 18, 2006 to five business days after such date. In addition, the Company assumed the existing management agreement which expires in 2017 with three ten-year renewal options. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current-market management agreement. Hence, the Company recorded an unfavorable contract liability of approximately $15.8 million

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to this management agreement, which is being amortized as a reduction to incentive management fees on a straight-line basis over the initial term of the management agreement.

On November 9, 2006, the Company acquired the Westin O’Hare hotel property in Rosemont, Illinois, from JER Partners for approximately $125.0 million in cash. To fund this acquisition, the Company used cash available on its balance sheet and proceeds from a $101.0 million mortgage loan executed on November 16, 2006.

On December 7, 2006, the Company acquired a seven-property hotel portfolio (“MIP Portfolio”) from a partnership of affiliates of Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts for approximately $267.2 million in cash. Of the seven acquired hotels, five are considered core hotels while two are considered non-core hotels, which the Company intends to sell. To fund this acquisition, the Company used cash available on its balance sheet, proceeds from a $25.0 million draw on a credit facility, and proceeds from a $212.0 million mortgage loan executed on December 7, 2006.

In connection with these acquisitions, the accompanying consolidated financial statements include the results of the acquired hotels since the acquisition dates, all purchase prices were the result of arms-length negotiations, no value was assigned to goodwill or other intangible assets aside from the office building previously discussed, and purchase price allocations related to certain acquisitions completed within the last year are preliminary subject to further internal review and third-party appraisals.

For acquisitions completed during the year ended December 31, 2006, a condensed balance sheet showing the amounts assigned to each major asset or liability caption related to these acquisitions follows (in thousands):

						Finalization
	Marriott at	JW Marriott	Marriott	Westin	MIP	of Purchase
	RTP	Pan Pacific	Gateway	O’Hare	Portfolio	Accounting	Total

Investment in hotel properties	$28,164	$96,399	$123,740	$125,206	$226,333	$5,005	$604,847
Restricted cash	—	—	3,235	—	891	—	4,126
Assets held for sale	—	—	—	—	42,706	(4,535)	38,171
Other assets	489	1,490	3,883	2,300	5,842	0	14,004
Intangible assets	—	—	—	—	—	—	—

Total assets acquired	$28,653	$97,889	$130,858	$127,506	$275,772	$470	$661,148

Indebtedness	$—	$—	$55,427	$—	$—	$—	$55,427
Other liabilities	120	1,780	17,282	3,215	1,784	312	24,493

Total liabilities assumed	120	1,780	72,709	3,215	1,784	312	79,920
Minority interest	—	—	40,590	—	—	—	40,590
Cash paid, including closing costs	28,533	96,109	17,559	124,291	273,988	158	540,638

Total cash paid, liabilities assumed, and operating partnership units issued	$28,653	$97,889	$130,858	$127,506	$275,772	$470	$661,148

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For acquisitions completed during the year ended December 31, 2005, a condensed balance sheet showing the amounts assigned to each major asset or liability caption related to these acquisitions follows (in thousands):

					Finalization
	FGS	Hilton	CNL	Hyatt	of Purchase
	Portfolio	Santa Fe	Portfolio	Dulles	Accounting	Total

Investment in hotel properties	$210,948	$18,636	$330,889	$72,950	$17	$633,440
Restricted cash	11,804	—	1,354	—	—	13,158
Assets held for sale	38,783	—	142,248	—	(11)	181,020
Other assets	9,735	169	19,375	248	123	29,650
Intangible assets	1,255	—	—	—	—	1,255

Total assets acquired	$272,525	$18,805	$493,866	$73,198	$129	$858,523

Indebtedness	$169,814	$—	$—	$—	$—	$169,814
Other liabilities	12,914	73	7,291	996	(172)	21,102

Total liabilities assumed	182,728	73	7,291	996	(172)	190,916
Minority interest	54,073	—	—	—	—	54,073
Cash paid, including closing costs	35,724	18,732	486,575	72,202	301	613,534

Total cash paid, liabilities assumed, and operating partnership units issued	$272,525	$18,805	$493,866	$73,198	$129	$858,523

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma statements of operations for the years ended December 31, 2006 and 2005 are based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the periods presented (in thousands, except share and per share amounts):

	Years Ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)

Total revenues	$625,079	$567,915
Operating expenses	527,172	479,386

Operating income	97,907	88,529
Interest income	2,917	1,027
Interest expense and amortization and write-off of loan costs	(67,531)	(74,464)
Loss on debt extinguishment	—	(10,000)

Income before minority interest and income taxes	33,293	5,092
Benefit from income taxes	2,232	1,392
Minority interest	(3,853)	848

Income from continuing operations	31,672	7,332
Preferred dividends	(10,875)	(11,907)

Income (loss) from continuing operations available to common shareholders	$20,797	$(4,575)

Basic and diluted:
Income (loss) from continuing operations per share available to common shareholders	$0.29	$(0.06)

Weighted average shares outstanding	72,004	72,004

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2006 and 2005 is below (in thousands, except per share amounts):

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Total revenue	2006	$103,935	$116,899	$116,083	$143,517	$480,434

	2005	$45,955	$75,129	$91,382	$98,880	$311,346

Total operating expenses	2006	$85,539	$93,646	$98,776	$123,761	$401,722

	2005	$37,177	$59,457	$75,423	$84,377	$256,434

Operating income	2006	$18,396	$23,253	$17,307	$19,756	$78,712

	2005	$8,778	$15,672	$15,959	$14,503	$54,912

Net income (loss)	2006	$7,462	$11,023	$8,650	$10,661	$37,796

	2005	$1,451	$7,064	$5,922	$(5,000)	$9,437

Net income (loss) available to common shareholders
	2006	$4,743	$8,304	$5,932	$7,942	$26,921

	2005	$63	$4,438	$3,352	$(7,719)	$134

Net income (loss) per share available to common shareholders — basic and diluted(a)
	2006	$0.09	$0.15	$0.09	$0.11	$0.44

	2005	$—	$0.11	$0.08	$(0.18)	$—

(a)	For the three months and year ended December 31, 2006, diluted net income per share available to common shareholders was $0.09 and $0.43, respectively.

As of December 31, 2006 and 2005, Marriott International, Inc. (“Marriott”) managed 24 and 30 of the Company’s properties, respectively. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For such Marriott-managed hotels, the fourth quarters of 2006 and 2005 ended on December 29th and December 30th, respectively.

23.	Subsequent Events (unaudited)

On January 18, 2007, the Company entered into a definitive agreement to acquire a 51-property hotel portfolio from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion in cash. Pursuant to this agreement, the Company will own 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. The acquisition is subject to customary closing conditions including, among other things, approval by a majority of CNL’s outstanding common shareholders. Pursuant to this agreement, the Company and a third party have jointly and severally guaranteed payment of certain performance obligations to CNL of up to approximately $300.0 million. To fund this acquisition, the Company intends to use committed debt and equity financing with a financial institution as well as assumptions of the seller’s existing debt. The components of the committed debt include approximately $1.2 billion of ten-year, fixed-rate debt at an estimated average blended interest rate of 5.95%, approximately $340.0 million of three-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.65%,, and approximately $325.0 million of one-year, variable-rate debt with a two-year extension option at an interest rate of LIBOR plus 1.5%. The committed equity financing represents the anticipated sale of up to 8.0 million shares of Series C Cumulative Redeemable Preferred Stock for up to approximately

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$200.0 million at a dividend rate of LIBOR plus 2.5%. The assumed debt includes approximately $463.1 million of fixed-rate debt, representing ten fixed-rate loans with an average blended interest rate of 6.22% and expiration dates ranging from 2008 to 2025. The acquisition is expected to close in the second quarter of 2007.

On January 30, 2007, the Company completed a $20.0 million draw on its $150.0 million credit facility, due August 16, 2008.

On February 6, 2007, the Company received approximately $8.1 million related to all principal and interest due under its $8.0 million note receivable, due February 2007.

On February 6, 2007, the Company sold its Marriott located in Trumbull, Connecticut, for approximately $28.3 million. As the Company acquired this property on December 7, 2006, no gain or loss was recognized on the sale.

On February 8, 2007, the Company sold its Fairfield Inn in Princeton, Indiana, for approximately $3.2 million. In connection with this sale, the Company expects to recognize a gain of approximately $1.4 million, of which related income tax payments will be deferred through a 1031 like-kind exchange.

On February 9, 2007, the Company reached a definitive agreement to sell its portfolio of seven TownePlace Suites hotels for approximately $57.5 million. As of December 31, 2006, the carrying value of these hotels of approximately $38.4 million is classified as assets held for sale. Consequently, the Company expects to recognize a gain on this sale, of which related income tax payments will be deferred through a 1031 like-kind exchange.

On March 5, 2007, the Company reached a definitive agreement to sell its Doubletree hotel in Dayton, Ohio, for approximately $7.2 million. As of December 31, 2006, the carrying value of this hotel of approximately $6.1 million is classified as assets held for sale. Consequently, the Company expects to recognize a gain on this sale, of which related income tax payments will be deferred through a 1031 like-kind exchange.

On March 8, 2007, the Company paid approximately $60,000 to terminate its $100.0 million credit facility, due December 23, 2008. This credit facility has never had an outstanding balance.

Subsequent to December 31, 2006, Company management made a strategic decision to initiate sales efforts related to its Embassy Suites hotel in Phoenix, Arizona. As a result, the Company will classify assets and operating results related to this hotel as held for sale and discontinued operations, respectively, in 2007.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

Column A		Column B	Column C		Column D
			Initial Cost		Costs Capitalized Since Acquisition
				FF&E, Buildings		FF&E, Buildings
Hotel Property	Location	Encumbrances	Land	and Improvements	Land	and Improvements
		(In thousands)

Embassy Suites	Austin, TX	$14,296	$1,200	$11,531	$201	$2,908
Embassy Suites	Dallas, TX	8,449	1,871	10,960	244	2,827
Embassy Suites	Herndon, VA	26,000	1,298	11,775	282	3,363
Embassy Suites	Las Vegas, NV	32,176	3,300	20,055	404	3,295
Embassy Suites	Phoenix, AZ	—	1,791	13,207	—	3,704
Embassy Suites	Syracuse, NY	12,877	2,839	10,959	—	3,595
Embassy Suites	Flagstaff, AZ	881	1,267	4,873	—	1,377
Embassy Suites	Houston, TX	13,050	1,800	10,547	—	952
Embassy Suites	West Palm Beach, FL	18,525	5,106	18,703	—	2,711
Embassy Suites	Philadelphia, PA	27,313	5,791	35,713
Embassy Suites	Walnut Creek, CA	34,173	7,452	35,826
Radisson Hotel	Covington, KY	—	2,095	10,020	2	1,722
Radisson Hotel	Holtsville, NY	—	5,745	17,014	13	3,592
Radisson Hotel (downtown)	Indianapolis, IN	27,225	3,100	22,481	—	3,584
Radisson Hotel	Rockland, MA	—	585	3,240	—	898
Radisson Hotel (airport)	Indianapolis, IN	—	—	1,891	—	1,141
Radisson Hotel	Milford, MA	—	698	3,996	—	4,159
Doubletree Guest Suites	Columbus, OH	—	—	9,663	—	1,656
Doubletree Guest Suites	Dayton, OH	—	968	4,870	—	1,323
Hilton Garden Inn	Jacksonville, FL	11,098	1,751	9,920	—	667
Hilton	Fort Worth, TX	24,050	5,100	17,084		7,491
Hilton	Houston, TX	15,825	2,200	13,742	—	2,348
Hilton	St. Peterburg, FL	19,565	2,991	14,715	—	4,193
Hilton	Santa Fe, NM	2,557	7,004	11,632	—	1,772
Hilton	Bloomington, MN	46,386	5,685	53,745		—
Homewood Suites	Mobile, AL	—	1,334	7,559	—	463
Hampton Inn	Lawrenceville, GA	556	697	3,951	—	388
Hampton Inn	Evansville, IN	7,155	1,301	5,599	—	2,447
Hampton Inn	Terre Haute, IN	9,466	700	7,745	—	1,172
Hampton Inn	Horse Cave, KY	—	600	1,785	—	861
Hampton Inn	Buford, GA	7,970	1,168	5,502	—	549
Marriott	Durham, NC (RTP)	3,378	1,794	26,370		874
Marriott	Arlington, VA	54,565	20,637	103,103	—	806
Marriott	Trumbull, CT	28,000	4,469	23,068
JW Marriott	San Francisco, CA	—	—	96,399		575
SpringHill Suites by Marriott	Jacksonville, FL	8,168	1,348	7,636	—	1,037
SpringHill Suites by Marriott	Baltimore, MD	1,913	2,502	13,666	—	712
SpringHill Suites by Marriott	Kennesaw, GA	795	1,122	5,279	—	794
SpringHill Suites by Marriott	Buford, GA	8,193	1,132	6,480	—	143
SpringHill Suites by Marriott	Gaithersburg, MD	15,680	2,200	19,827	—	1,141
SpringHill Suites by Marriott	Centerville, VA	9,150	1,806	11,780	—	979
SpringHill Suites by Marriott	Charlotte, NC	6,300	1,235	7,090	—	258

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

Column A		Column B	Column C		Column D
			Initial Cost		Costs Capitalized Since Acquisition
				FF&E, Buildings		FF&E, Buildings
Hotel Property	Location	Encumbrances	Land	and Improvements	Land	and Improvements
		(In thousands)

SpringHill Suites by Marriott	Durham, NC	5,400	1,090	4,051	—	206
Fairfield Inn by Marriott	Kennesaw, GA	650	840	4,489	—	117
Fairfield Inn by Marriott	Evansville, IN	—	800	3,415	—	1,047
Fairfield Inn by Marriott	Princeton, IN	—	401	838	—	539
Courtyard by Marriott	Bloomington, IN	12,323	900	11,034	—	1,326
Courtyard by Marriott	Columbus, IN	6,318	673	5,165	—	890
Courtyard by Marriott	Louisville, KY	15,010	1,352	13,467	—	161
Courtyard by Marriott	Crystal City, VA	34,505	5,411	38,746	—	3,165
Courtyard by Marriott	Ft. Lauderdale, FL	15,000	2,244	19,216	—	420
Courtyard by Marriott	Overland Park, KS	12,620	1,868	14,114	—	835
Courtyard by Marriott	Palm Desert, CA	11,350	2,722	12,071	—	1,237
Courtyard by Marriott	Foothill Ranch, CA	14,000	2,447	17,123	—	264
Courtyard by Marriott	Alpharetta, GA	10,800	2,244	12,422	—	1,351
Marriott Residence Inn	Lake Buena Vista, FL	25,065	2,555	22,887	—	772
Marriott Residence Inn	Evansville, IN	6,911	960	6,285	—	974
Marriott Residence Inn	Orlando, FL	36,470	6,554	41,939	—	803
Marriott Residence Inn	Falls Church, VA	23,850	2,752	35,058	—	1,909
Marriott Residence Inn	San Diego, CA	21,375	3,156	29,589	—	1,971
Marriott Residence Inn	Salt Lake City, UT	14,700	1,897	16,429	—	389
Marriott Residence Inn	Palm Desert, CA	11,750	3,280	10,528	—	849
TownePlace Suites by Marriott	Mt. Laurel, NJ	5,640	945	6,842	—	—
TownePlace Suites by Marriott	Scarborough, ME	4,950	1,170	5,844	—	—
TownePlace Suites by Marriott	Miami, FL	4,778	838	4,790	—	—
TownePlace Suites by Marriott	Ft. Worth, TX	4,625	1,400	4,479	—	—
TownePlace Suites by Marriott	Miami Lakes, FL	5,602	898	7,312	—	—
TownePlace Suites by Marriott	Tewksbury, MA	2,325	964	1,777	—	—
TownePlace Suites by Marriott	Newark, CA	4,075	1,861	868	—	—
Sea Turtle Inn	Altantic Beach, FL	3,534	5,815	17,440	—	3,473
Sheraton Hotel	Langhorne, PA	—	2,037	12,624	—	6,437
Sheraton Hotel	Minneapolis, MN	19,575	2,953	14,753	—	1,867
Sheraton Hotel	Anchorage, AK	24,607	4,023	35,305	—	—
Sheraton Hotel	Iowa City, IA	15,600	2,087	12,916
Sheraton Hotel	San Diego, CA	35,922	7,294	35,498	—	—
Hyatt Regency	Anaheim, CA	10,736	16,242	64,967	—	1,618
Hyatt Regency	Herndon, VA	—	6,753	66,196	—	366
Crowne Plaza	Beverly Hills, CA	32,025	6,510	22,458	—	1,506
Crowne Plaza	Key West, FL	29,474	—	27,746	—	2,059
Annapolis Inn	Annapolis, MD	12,850	3,028	7,962	—	4,037
Westin	Rosemonth, IL	101,000	14,033	111,174		37

Totals		$1,091,150	$238,681	$1,510,814	$1,145	$113,102

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

		Column E			Column F	Column G	Column H	Column I
		Gross Carrying Amount at Close of Period						Depreciable Life
			FF&E, Buildings		Accumulated	Construction	Acquisition	in Latest
Hotel Property	Location	Land	and Improvements	Total	Depreciation	Date	Date	Income Statement
		(In thousands)

Embassy Suites	Austin, TX	$1,401	$14,439	$15,840	$4,753	August 1998		(1), (2),(3)
Embassy Suites	Dallas, TX	2,116	13,787	15,903	4,954	December 1998		(1), (2),(3)
Embassy Suites	Herndon, VA	1,580	15,138	16,718	4,826	December 1998		(1), (2),(3)
Embassy Suites	Las Vegas, NV	3,704	23,350	27,054	7,426	May 1999		(1), (2),(3)
Embassy Suites	Phoenix, AZ	1,791	16,911	18,701	2,807		October 2003	(1), (2),(3)
Embassy Suites	Syracuse, NY	2,839	14,554	17,393	2,742		October 2003	(1), (2),(3)
Embassy Suites	Flagstaff, AZ	1,267	6,250	7,517	1,076		October 2003	(1), (2),(3)
Embassy Suites	Houston, TX	1,800	11,499	13,299	687		March 2005	(1), (2),(3)
Embassy Suites	West Palm Beach, FL	5,106	21,414	26,520	1,204		March 2005	(1), (2),(3)
Embassy Suites	Philadelphia, PA	5,791	35,713	41,504	135		December 2006	(1), (2),(3)
Embassy Suites	Walnut Creek, CA	7,452	35,826	43,278	156		December 2006	(1), (2),(3)
Radisson Hotel	Covington, KY	2,097	11,742	13,839	3,625		November 2000	(1), (2),(3)
Radisson Hotel	Holtsville, NY	5,758	20,606	26,363	5,126		January 2001	(1), (2),(3)
Radisson Hotel (downtown)	Indianapolis, IN	3,100	26,065	29,165	1,682		March 2005	(1), (2),(3)
Radisson Hotel	Rockland, MA	585	4,138	4,723	454		March 2005	(1), (2),(3)
Radisson Hotel (airport)	Indianapolis, IN	—	3,032	3,032	700		March 2005	(1), (2),(3)
Radisson Hotel	Milford, MA	698	8,155	8,853	934		March 2005	(1), (2),(3)
Doubletree Guest Suites	Columbus, OH	—	11,319	11,319	1,846		October 2003	(1), (2),(3)
Doubletree Guest Suites	Dayton, OH	968	6,193	7,161	1,127		October 2003	(1), (2),(3)
Hilton Garden Inn	Jacksonville, FL	1,751	10,587	12,338	1,292		November 2003	(1), (2),(3)
Hilton	Fort Worth, TX	5,100	24,575	29,675	2,353		March 2005	(1), (2),(3)
Hilton	Houston, TX	2,200	16,090	18,290	1,202		March 2005	(1), (2),(3)
Hilton	St. Petersburg, FL	2,991	18,908	21,899	1,505		March 2005	(1), (2),(3)
Hilton	Santa Fe, NM	7,004	13,404	20,407	957		March 2005	(1), (2),(3)
Hilton	Bloomington, MN	5,685	53,745	59,430	174		December 2006	(1), (2),(3)
Homewood Suites	Mobile, AL	1,334	8,022	9,356	928		November 2003	(1), (2),(3)
Hampton Inn	Lawrenceville, GA	697	4,339	5,036	509		November 2003	(1), (2),(3)
Hampton Inn	Evansville, IN	1,301	8,046	9,346	1,121		September 2004	(1), (2),(3)
Hampton Inn	Terre Haute, IN	700	8,917	9,617	826		September 2004	(1), (2),(3)
Hampton Inn	Horse Cave, KY	600	2,646	3,246	380		September 2004	(1), (2),(3)
Hampton Inn	Buford, GA	1,168	6,051	7,219	565		July 2004	(1), (2),(3)
Marriott	Durham, NC	1,794	27,244	29,038	1,118		February 2006	(1), (2),(3)
Marriott	Arlington, VA	20,637	103,909	124,546	1,688		July 2006	(1), (2),(3)
Marriott	Trumbull, CT	4,469	23,068	27,537	—		December 2006	(1), (2),(3)
JW Marriott	San Francisco, CA	—	96,974	96,974	3,559		April 2006	(1), (2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	1,348	8,673	10,021	975		November 2003	(1), (2),(3)
SpringHill Suites by Marriott	Baltimore, MD	2,502	14,378	16,880	1,158		May 2004	(1), (2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	1,122	6,073	7,195	476		July 2004	(1), (2),(3)
SpringHill Suites by Marriott	Buford, GA	1,132	6,623	7,755	597		July 2004	(1), (2),(3)
SpringHill Suites by Marriott	Gaithersburg, MD	2,200	20,968	23,168	874		June 2005	(1), (2),(3)
SpringHill Suites by Marriott	Centerville, VA	1,806	12,759	14,565	554		June 2005	(1), (2),(3)
SpringHill Suites by Marriott	Charlotte, NC	1,235	7,348	8,583	562		June 2005	(1), (2),(3)
SpringHill Suites by Marriott	Durham, NC	1,090	4,257	5,347	237		June 2005	(1), (2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	840	4,606	5,446	347		July 2004	(1), (2),(3)
Fairfield Inn by Marriott	Evansville, IN	800	4,462	5,262	530		September 2004	(1), (2),(3)
Fairfield Inn by Marriott	Princeton, IN	401	1,377	1,779	233		September 2004	(1), (2),(3)
Courtyard by Marriott	Bloomington, IN	900	12,360	13,260	1,105		September 2004	(1), (2),(3)
Courtyard by Marriott	Columbus, IN	673	6,055	6,728	538		September 2004	(1), (2),(3)
Courtyard by Marriott	Louisville, KY	1,352	13,628	14,980	1,321		September 2004	(1), (2),(3)
Courtyard by Marriott	Crystal City, VA	5,411	41,911	47,322	1,850		June 2005	(1), (2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	2,244	19,636	21,880	1,269		June 2005	(1), (2),(3)
Courtyard by Marriott	Overland Park, KS	1,868	14,949	16,817	638		June 2005	(1), (2),(3)
Courtyard by Marriott	Palm Desert, CA	2,722	13,308	16,030	605		June 2005	(1), (2),(3)
Courtyard by Marriott	Foothill Ranch, CA	2,447	17,387	19,834	1,050		June 2005	(1), (2),(3)
Courtyard by Marriott	Alpharetta, GA	2,244	13,773	16,017	628		June 2005	(1), (2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	2,555	23,659	26,214	2,965		March 2004	(1), (2),(3)
Marriott Residence Inn	Evansville, IN	960	7,259	8,219	573		September 2004	(1), (2),(3)
Marriott Residence Inn	Orlando, FL	6,554	42,742	49,296	2,661		June 2005	(1), (2),(3)
Marriott Residence Inn	Falls Church, VA	2,752	36,967	39,719	1,609		June 2005	(1), (2),(3)
Marriott Residence Inn	San Diego, CA	3,156	31,560	34,716	1,510		June 2005	(1), (2),(3)

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

		Column E			Column F	Column G	Column H	Column I
		Gross Carrying Amount at Close of Period						Depreciable Life
			FF&E, Buildings		Accumulated	Construction	Acquisition	in Latest
Hotel Property	Location	Land	and Improvements	Total	Depreciation	Date	Date	Income Statement
		(In thousands)

Marriott Residence Inn	Salt Lake City, UT	1,897	16,818	18,715	730		June 2005	(1), (2),(3)
Marriott Residence Inn	Palm Desert, CA	3,280	11,377	14,657	590		June 2005	(1), (2),(3)
TownePlace Suites by Marriott	Mt. Laurel, NJ	945	6,842	7,787	318		June 2005	(1), (2),(3)
TownePlace Suites by Marriott	Scarborough, ME	1,170	5,844	7,014	272		June 2005	(1), (2),(3)
TownePlace Suites by Marriott	Miami, FL	838	4,790	5,628	230		June 2005	(1), (2),(3)
TownePlace Suites by Marriott	Ft. Worth, TX	1,400	4,479	5,879	222		June 2005	(1), (2),(3)
TownePlace Suites by Marriott	Miami Lakes, FL	898	7,312	8,210	327		June 2005	(1), (2),(3)
TownePlace Suites by Marriott	Tewksbury, MA	964	1,777	2,741	114		June 2005	(1), (2),(3)
TownePlace Suites by Marriott	Newark, CA	1,861	868	2,729	95		June 2005	(1), (2),(3)
Sea Turtle Inn	Altantic Beach, FL	5,815	20,913	26,728	2,687		April 2004	(1), (2),(3)
Sheraton Hotel	Langhorne, PA	2,037	19,061	21,098	2,299		July 2004	(1), (2),(3)
Sheraton Hotel	Minneapolis, MN	2,953	16,620	19,573	1,204		March 2005	(1), (2),(3)
Sheraton Hotel	Anchorage, AK	4,023	35,305	39,328	167		December 2006	(1), (2),(3)
Sheraton Hotel	Iowa City, IA	2,087	12,916	15,003	—		December 2006	(1), (2),(3)
Sheraton Hotel	San Diego, CA	7,294	35,498	42,792	139		December 2006	(1), (2),(3)
Hyatt Regency	Anaheim, CA	16,242	66,585	82,827	7,106		October 2004	(1), (2),(3)
Hyatt Regency	Herndon, VA	6,753	66,562	73,315	3,112		October 2005	(1), (2),(3)
Crowne Plaza	Beverly Hills, CA	6,510	23,964	30,474	1,479		March 2005	(1), (2),(3)
Crowne Plaza	Key West, FL	—	29,805	29,805	1,548		March 2005	(1), (2),(3)
Annapolis Inn	Annapolis, MD	3,028	11,999	15,027	997		March 2005	(1), (2),(3)
Westin	Rosemonth, IL	14,033	111,211	125,244	1,042		November 2006	(1), (2),(3)

Totals		$239,826	$1,623,916	$1,863,741	$113,980

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 15 years.

(3)	Estimated useful life for furniture and fixtures is 3 to 5 years.

	Years Ended December 31,
	2006	2005	2004

Investment in Real Estate:
Beginning Balance	$1,284,368	$457,801	$194,421
Additions	690,507	859,187	263,380
Disposals	(111,134)	(32,620)	—

Ending Balance	$1,863,741	$1,284,368	$457,801

Accumulated Depreciation:
Beginning Balance	$61,105	$31,342	$20,741
Depreciation expense	52,075	29,771	10,601
Loss from reclassification	863
Writeoffs	(63)	(8)	—

Ending Balance	$113,980	$61,105	$31,342

Investment in Real Estate, net	$1,749,761	$1,223,263	$426,459

SCHEDULE IV — MORTGAGE LOANS AND INTEREST EARNED ON REAL ESTATE
December 31, 2006

				Column D	Column E	Column F	Column G
			Column C	Delinquent	Being	Accrued	Interest Income
Column A			Balance at	Principal at	Foreclosed at	Interest at	During Year Ended
		Column B	December 31,	December 31,	December 31,	December 31,	December 31,
Description		Prior Liens	2006	2006	2006	2006	2006
		(In thousands)

Westin Hotel	Westminster, CO	$—	$11,000	$—	$—	$132	$1,576
Viceroy Santa Monica Hotel	Santa Monica, CA	—	8,000	—	—	55	1,163
Hyatt Regency	Philadelphia, PA	—	8,000	—	—	284	1,315
Embassy Suites	Garden Grove, CA	—	8,500	—	—	82	1,317
Marriott Hotel	Franklin, TN	—	4,000	—	—	33	578
Sheraton Hotel	San Antonio, TX	—	5,583	—	—	71	843
Doubletree Guest Suites	Albuquerque, NM	—	3,000	—	—	43	504
Four Seasons Resort	Nevis, West Indies	—	18,200	—	—	116	2,555
Portfolio: 105 Hotels	Various	—	25,694	—	—	170	1,559
Hilton Suites Galleria	Dallas, Texas	—	7,000	—	—	12	(25)
Wyndham Dallas North	Dallas, Texas	—	4,000	—	—	6	(14)

Total		$—	$102,977	$—	$—	$1,004	$11,371

Related to paid-off mortgage receviables	3,487

Total	$14,858

Balance at January 1, 2006	$108,305
New mortgage loans	37,307
Principal payments	(42,777)
Other (describe)	142	accrued interest

Balance at December 31, 2006	$102,977