Form 10-Q
period 2007-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2007-05-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.

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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2007:
Common Stock, $0.01 par value per share	122,598,915

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
	Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	4
	Consolidated Statements of Comprehensive Income for the three months March 31, 2007 and 2006	5
	Consolidated Statement of Owners’ Equity for the three months ended March 31, 2007	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	7
	Notes to Consolidated Financial Statements	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31
ITEM 4.	Controls and Procedures	31
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	32
ITEM 1A.	Risk Factors	32
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3.	Defaults Upon Senior Securities	32
ITEM 4.	Submission of Matters to a Vote of Security Holders	32
ITEM 5.	Other Information	32
ITEM 6.	Exhibits	33
SIGNATURES		34
Third Amended and Restated Agreement of Limited Partnership
Amendment #1 to Agreement and Plan of Merger
Amendment #2 to Agreement and Plan of Merger
Form of Guaranty for Fixed-Rate Pool
Guaranty Agreement for Floating-Rate Pool
Guaranty Agreement for Junior Mezzanine Loan
Guaranty Agreement for Intermediate Mezzanine Loan
Guaranty Agreement for Senior Mezzanine Loan
Certification of the CEO Requried by Rule 13a-14(a)
Certification of the CFO Requried by Rule 13a-14(a)
Certification of the CAO Requried by Rule 13a-14(a)
Certification of the CEO Requried by Rule 13a-14(b)
Certification of the CFO Requried by Rule 13a-14(b)
Certification of the CAO Requried by Rule 13a-14(b)

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Investment in hotel properties, net	$1,619,714	$1,632,946
Cash and cash equivalents	65,084	73,343
Restricted cash	16,689	9,413
Accounts receivable, net of allowance of $367 and $384, respectively	30,544	22,081
Inventories	2,062	2,110
Assets held for sale	106,452	119,342
Notes receivable	94,800	102,833
Deferred costs, net	12,694	14,143
Prepaid expenses	10,781	11,154
Other assets	52,163	7,826
Due from third-party hotel managers	18,222	15,964
Due from related parties	2,306	757

Total assets	$2,031,511	$2,011,912

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$1,082,638	$1,091,150
Capital leases payable	106	177
Accounts payable	50,720	16,371
Accrued expenses	34,838	32,591
Dividends payable	21,039	19,975
Deferred income	283	294
Deferred incentive management fees	3,701	3,744
Unfavorable management contract liability	14,857	15,281
Due to third-party hotel managers	1,993	1,604
Due to related parties	2,359	4,152

Total liabilities	1,212,534	1,185,339

Commitments and contingencies (see Note 13)
Minority interest	108,926	109,864
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	75,000	75,000

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	23	23
Common stock, $0.01 par value, 200,000,000 shares authorized, 73,754,500 shares issued and 73,717,915 shares outstanding at March 31, 2007 and 72,942,841 shares issued and outstanding at December 31, 2006	737	729
Additional paid-in capital	709,211	708,420
Accumulated other comprehensive income (loss)	(120)	111
Accumulated deficit	(74,360)	(67,574)
Treasury stock, at cost (36,585 shares)	(440)	—

Total owners’ equity	635,051	641,709

Total liabilities and owners’ equity	$2,031,511	$2,011,912

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

REVENUE
Rooms	$113,391	$78,467
Food and beverage	31,210	14,785
Other	5,014	3,448

Total hotel revenue	149,615	96,700

Interest income from notes receivable	3,355	3,946
Asset management fees from affiliates	331	318

Total Revenue	153,301	100,964

EXPENSES
Hotel operating expenses
Rooms	25,120	16,847
Food and beverage	22,696	11,501
Other direct	2,367	1,592
Indirect	43,232	29,603
Management fees — third-party hotel managers	3,125	2,352
Management fees — related parties (see Note 12)	2,396	1,536

Total hotel expenses	98,936	63,431

Property taxes, insurance, and other	8,011	5,192
Depreciation and amortization	16,918	10,008
Corporate general and administrative	4,594	4,810

Total Operating Expenses	128,459	83,441

OPERATING INCOME	24,842	17,523

Interest income	498	494
Interest expense	(16,079)	(11,432)
Amortization of loan costs	(659)	(514)
Write-off of loan costs and exit fees	(703)	(687)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	7,899	5,384
Benefit from (provision for) income taxes	1,223	(125)
Minority interest	(1,251)	(922)

INCOME FROM CONTINUING OPERATIONS	7,871	4,337
Income from discontinued operations, net	3,620	3,125

NET INCOME	11,491	7,462
Preferred dividends	2,793	2,719

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,698	$4,743

Income From Continuing Operations Per Share Available To Common Shareholders:
Basic	$0.07	$0.03

Diluted	$0.07	$0.03

Income From Discontinued Operations Per Share:
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

Net Income Per Share Available To Common Shareholders:
Basic	$0.12	$0.09

Diluted	$0.12	$0.09

Weighted Average Common Shares Outstanding:
Basic	72,042,282	51,924,540

Diluted	72,448,785	52,412,048

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

NET INCOME	$11,491	$7,462
Reclassification to Reduce Interest Expense	(151)	(362)
Net Unrealized Losses on Derivative Instruments	(80)	(1)

Comprehensive Income	$11,260	$7,099

See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.
Consolidated Statement of Owners’ Equity
For the Three Months Ended March 31, 2007
(In Thousands, Except Per Share Amounts)
(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional	Other
	Number of	$0.01	Number of	$0.01	Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Shares	Cost	Total
Balance at December 31, 2006	2,300	$23	72,943	$729	$708,420	$111	$(67,574)	—	$—	$641,709
Stock-based Compensation	—	—	—	—	1,059	—	—	—	—	1,059
Forfeitures of Restricted Common Shares	—	—	(6)	—	—	—	—	—	—	—
Issuance of Restricted Common Shares to Employees, net	—	—	818	8	(268)	—	—	—	—	(260)
Purchases of Treasury Shares	—	—	—	—	—	—	—	(58)	(700)	(700)
Reissuances of Treasury Shares	—	—	—	—	—	—	—	21	260	260
Dividends Declared — Common Shares	—	—	—	—	—	—	(15,484)	—	—	(15,484)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	(1,229)	—	—	(1,229)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	(1,564)	—	—	(1,564)
Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	(80)	—	—	—	(80)
Reclassification to Reduce Interest Expense	—	—	—	—	—	(151)	—	—	—	(151)
Net Income	—	—	—	—	—	—	11,491	—	—	11,491

Balance at March 31, 2007	2,300	$23	73,755	$737	$709,211	$(120)	$(74,360)	(37)	$(440)	$635,051

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$11,491	$7,462
Adjustments to reconcile net income to net cash flow provided by operations:
Depreciation and amortization	17,196	10,935
Gains on sales of properties	(1,388)	—
Amortization of loan costs	659	514
Write-off of loan costs and exit fees	703	687
Amortization to reduce interest expense from comprehensive income	(151)	(362)
Stock-based compensation	1,059	940
Minority interest	1,827	1,585
Changes in assets and liabilities:
Accounts receivable and inventories	(8,499)	(3,221)
Other miscellaneous assets	(5,331)	(8,681)
Restricted cash	(7,276)	18,359
Other miscellaneous liabilities	7,135	3,888

Net cash flow provided by operating activities	17,425	32,106

Cash flows from investing activities:
Proceeds from payments of notes receivable	8,019	—
Acquisitions of hotel properties	(119)	(28,524)
Deposits and costs related to future acquisition of CNL Portfolio	(14,929)	—
Proceeds from sales of discontinued operations	30,602	17,445
Improvements and additions to hotel properties	(19,929)	(9,689)

Net cash flow provided by (used in) investing activities	3,644	(20,768)

Cash flows from financing activities:
Payments of dividends	(19,975)	(13,703)
Borrowings on indebtedness and capital leases	20,000	10,000
Payments on indebtedness and capital leases	(28,583)	(105,222)
Payments of deferred financing costs	(70)	(187)
Proceeds received from follow-on public offerings	—	128,135
Payments for purchases of treasury stock	(700)	—
Payments to convert partnership units into common stock	—	(33)

Net cash flow (used in) provided by financing activities	(29,328)	18,990

Net change in cash and cash equivalents	(8,259)	30,328
Cash and cash equivalents, beginning balance	73,343	57,995

Cash and cash equivalents, ending balance	$65,084	$88,323

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
The Company elected to be treated as a REIT for federal income tax purposes. As a result of limitations imposed on REITs related to operating hotel properties, each of the Company’s hotel properties is leased or owned by wholly-owned subsidiaries of the Company that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, such subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), both primary property managers for the Company, are beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of March 31, 2007, Remington Lodging managed 40 of the Company’s 79 hotel properties while unaffiliated management companies managed the remaining 39 hotel properties.
As of March 31, 2007, 73,717,915 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, and 13,512,425 units of limited partnership interest held by entities other than the Company were outstanding and 36,585 shares of common stock were held as treasury stock. During the three months ended March 31, 2007, the Company completed the following transactions:
•	On March 27, 2007, the Company issued 838,500 shares of restricted common stock to its executive officers and certain employees.

•	During the three months ended March 31, 2007, the Company acquired 57,426 shares of treasury stock, of which 20,841 shares were reissued in connection with the aforementioned restricted common stock grant on March 27, 2007.

•	During the three months ended March 31, 2007, 6,000 unvested shares of restricted common stock were forfeited.
As of March 31, 2007, the Company owned 79 hotel properties in 25 states with 15,096 rooms, an office building with nominal operations, and approximately $95.0 million of mezzanine or first-mortgage loans receivable.
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
In addition, the following items affect the Company’s reporting comparability related to its consolidated financial statements:
•	The operations of the Company’s hotels have historically been seasonal. This seasonality pattern causes fluctuations in the Company’s operating results. Consequently, operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

•	Marriott International, Inc. (“Marriott”) manages 24 of the Company’s properties. For these 24 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the first quarters of 2007 and 2006 ended March 23rd and March 24th, respectively.

•	Certain previously reported amounts have been reclassified to conform to the current presentation.
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2006, included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 9, 2007. The accounting policies used in preparing these consolidated financial statements are consistent with those described in such Form 10-K.
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
In addition, in connection with the Company’s acquisition of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006, the Company assumed the existing management agreement, which expires in 2017 with three ten-year renewal options and provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current market management agreement. As a result, the Company recorded an unfavorable contract liability of approximately $15.8 million related to this management agreement as of the acquisition date based on the present value of expected cash outflows over the initial term of the agreement, which is being amortized as a reduction to incentive management fees on a straight-line basis over the initial term of the agreement.
Investment in Hotel Properties — Hotel properties are stated at cost. However, the initial properties contributed upon the Company’s formation are stated at the predecessor’s historical cost, net of any impairment charges, plus a minority interest partial step-up related to the acquisition of minority interest from unaffiliated parties associated with four of the initial properties. All improvements and additions which extend the useful life of hotel properties are capitalized.
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
In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”), variable interest entities, as defined, are required to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All such loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate such hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria, and such entities will be consolidated, if required. The analysis utilized by the Company in evaluating FIN No. 46 criteria involves considerable management judgment and assumptions.
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
Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the three months ended March 31, 2007 and 2006, the (provision for) benefit from income taxes relates to the net income (loss) associated with Ashford TRS.
Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.
Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company periodically issues shares of restricted and non-restricted common stock. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of additional performance-based stock awards, including nonqualified stock options. As of March 31, 2007, no performance-based stock awards aside from the aforementioned stock grants have been issued.
Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2007 and 2006 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2007	2006

Income from continuing operations less preferred dividends — basic	$5,078	$1,618

Weighted average common shares outstanding — basic	72,042,282	51,924,540
Incremental diluted shares related to unvested restricted shares	406,503	487,508

Weighted average common shares outstanding — diluted	72,448,785	52,412,048

Income per share from continuing operations — basic	$0.07	$0.03

Income per share from continuing operations — diluted	$0.07	$0.03

For the three months ended March 31, 2007, dividends related to convertible preferred shares of approximately $1.6 million and minority interest of approximately $1.3 million as well as weighted average convertible preferred shares outstanding of approximately 7.4 million and weighted average units of limited partnership interest of approximately 13.5 million are excluded from diluted earnings per share as such shares and units are anti-dilutive.
For the three months ended March 31, 2006, dividends related to convertible preferred shares of approximately $1.5 million and minority interest of approximately $922,000 as well as weighted average convertible preferred shares outstanding of approximately 7.4 million and weighted average units of limited partnership interest of approximately 11.1 million are excluded from the diluted earnings per share calculation as such shares and units are anti-dilutive.
Recent Accounting Pronouncements — In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. EITF No. 06-3 relates to taxes assessed by a governmental authority imposed on revenue-producing transactions, such as sales taxes. EITF No. 06-3 states that gross versus net income statement presentation of such taxes is an accounting policy decision requiring disclosure. EITF No. 06-3 further requires disclosure of the amount of such taxes reflected at gross, if any. The Company records all sales net of such taxes.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the tax position must be measured to determine the amount of benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years 2003 through 2006 and 2002 through 2006 remain subject to potential examination by certain federal and state taxing authorities, respectively. No income tax examinations are currently in process. As the Company determined no material unrecognized tax benefits or liabilities exist, the adoption of FIN No. 48, effective January 1, 2007, did not impact the Company’s financial condition or results of operations. In addition, the Company classifies interest and penalties related to underpayment of income taxes as income tax expense.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159”), effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the effects the adoption of SFAS No. 159 will have on its financial condition or results of operations.

4. Investment in Hotel Properties
Investment in Hotel Properties consists of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Land	$216,139	$217,930
Buildings and improvements	1,370,889	1,379,946
Furniture, fixtures, and equipment	126,953	125,514
Construction in progress	25,695	15,482

Total cost	1,739,676	1,738,872
Accumulated depreciation	(119,962)	(105,926)

Investment in hotel properties, net	$1,619,714	$1,632,946

5. Assets Held for Sale and Discontinued Operations
As of December 31, 2006, the Company had 17 assets, including 15 hotel properties and two office buildings, classified as assets held for sale and discontinued operations. For the three months ended March 31, 2007, the Company completed the following transactions:
COMPLETED SALES:
On February 6, 2007, the Company sold its Marriott located in Trumbull, Connecticut, for approximately $28.3 million. As the Company acquired this property on December 7, 2006, no gain or loss was recognized on the sale.
On February 8, 2007, the Company sold its Fairfield Inn in Princeton, Indiana, for approximately $3.2 million. In connection with this sale, the Company recognized a gain of approximately $1.4 million, of which related income tax gains were deferred through a 1031 like-kind exchange.
DEFINITIVE SALES AGREEMENTS REACHED:
On January 10, 2007, the Company reached a definitive agreement to sell its portfolio of seven TownePlace Suites hotels for approximately $57.5 million. As of March 31, 2007, the carrying value of these hotels of approximately $38.6 million is classified as assets held for sale. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On January 24, 2007, the Company reached a definitive agreement to sell its Radisson Hotel in Indianapolis, Indiana, for approximately $5.4 million. As of March 31, 2007, the carrying value of this hotel was approximately $2.5 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On February 20, 2007, the Company reached a definitive agreement to sell its Fairfield Inn in Evansville, Indiana, for approximately $5.5 million. As of March 31, 2007, the carrying value of this hotel was approximately $4.8 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
Subsequent to December 31, 2006, Company management made a strategic decision to initiate sales efforts related to its Embassy Suites hotel in Phoenix, Arizona. As a result, the Company has classified assets and operating results related to this hotel as held for sale at March 31, 2007 and income from discontinued operations for all periods reported, respectively. On February 28, 2007, the Company reached a definitive agreement to sell this hotel for approximately $25.0 million. As of March 31, 2007, the carrying value of this hotel was approximately $15.8 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On March 22, 2007, the Company reached a definitive agreement to sell its Radisson Hotel in Covington, Kentucky, and an office building for approximately $22.4 million. As of March 31, 2007, the carrying value of these assets was approximately $18.2 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.

For the three months ended March 31, 2007 and 2006, financial information related to the Company’s assets included in income from discontinued operations was as follows (in thousands):

	Three Months Ended Ended March 31,
	2007	2006

Total revenues	$16,028	$18,869

Operating expenses	12,229	14,126
Depreciation and amortization	277	927
Gains on sales of properties	(1,388)	—

Operating income	4,910	3,816

Provision for income taxes	(714)	(28)
Minority interest	(576)	(663)

Income, net	$3,620	$3,125

6. Notes Receivable
Notes receivable consists of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	$11,000	$11,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	—	8,000
$8.0 million mezzanine loan secured by one hotel property, matures May 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	8,000	8,000
$8.5 million mezzanine loan secured by one hotel property, matures June 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	8,500	8,500
$4.0 million mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	4,000
$5.6 million mezzanine loan secured by one hotel property, matures July 2008, at an interest rate of LIBOR plus 9.5%, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule	5,565	5,583
$3.0 million mezzanine loan secured by one hotel property, matures September 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	3,000
$18.2 million first-mortgage loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
$25.7 million mezzanine loan secured by 105 hotel properties, matures April 2008, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,694	25,694
$7.0 million mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity	7,000	7,000
$4.0 million mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity	4,000	4,000

Gross notes receivable	$94,959	$102,977
Deferred income, net	(159)	(144)

Net notes receivable	$94,800	$102,833

On February 6, 2007, the Company received approximately $8.1 million related to all principal and interest due under its $8.0 million note receivable, due February 2007.
In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturity. As of March 31, 2007, all notes receivable balances were current and no reserve for loan losses had been recorded.

7. Indebtedness
Indebtedness consists of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

$487.1 million mortgage note payable secured by 32 hotel properties, of which $192.5 million matures July 1, 2015 and $294.6 million matures February 1, 2016, at a weighted average fixed interest rate locked at 5.41%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning July 10, 2010	$487,110	$487,110
$211.5 million term loan secured by 16 hotel properties divided equally into two pools. The first pool for $110.9 million matures December 11, 2014, at a fixed interest rate of 5.75%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2009. The second pool for $100.6 million matures December 11, 2015, at a fixed interest rate of 5.7%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2010	211,475	211,475
$150.0 million secured credit facility secured by nine hotel properties, matures August 16, 2008, at an interest rate of LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.2% to 0.35% on the unused portion of the line payable quarterly, with two one-year extension options	45,000	25,000
$47.5 million secured credit facility secured by 1 hotel property, revolving period through October 11, 2007, matures October 10, 2008, at an interest rate of LIBOR plus 1.0% to 1.5% depending on the outstanding balance through the revolving period and LIBOR plus 2% thereafter, with interest-only payments due monthly	—	—
Mortgage note payable secured by one hotel property, matures December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter, with principal and interest payments due monthly of approximately $462,000 through December 31, 2007 and $598,000 thereafter, and including a remaining premium of approximately $1.9 million	54,053	54,565
Mortgage note payable secured by one hotel property, matures December 8, 2016, at an interest rate of 5.81%, with interest-only payments due monthly for five years plus principal payments thereafter based on a thirty-year amortization schedule	101,000	101,000
Mortgage note payable secured by six hotel properties, matures December 11, 2009, at an interest rate of LIBOR plus 1.72%, with interest-only payments due monthly	184,000	212,000

Total	$1,082,638	$1,091,150

At March 31, 2007 and December 31, 2006, LIBOR was 5.32% and 5.32%, respectively.
On January 30, 2007, the Company completed a $20.0 million draw on its $150.0 million credit facility, due August 16, 2008.
On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, for approximately $28.3 million, the Company paid down its $212.0 million mortgage note payable, due December 11, 2009, by approximately $28.0 million. Consequently, the $212.0 million mortgage loan secured by seven hotels outstanding at December 31, 2006 became the $184.0 million mortgage loan secured by six hotels outstanding at March 31, 2007. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $212,000.
On March 8, 2007, the Company terminated its $100.0 million credit facility, due December 23, 2008. This credit facility never had an outstanding balance. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $490,000.
8. Derivative Instruments and Hedging Activities
As of March 31, 2007, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
As of March 31, 2007, derivatives with a fair value of approximately $107,000 were included in other assets. For the three months ended March 31, 2007 and 2006, the change in accumulated other comprehensive income (loss) of approximately $231,000 and $363,000, respectively, for all derivatives is separately disclosed in the consolidated statements of comprehensive income (loss).
On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, for approximately $28.3 million, the Company paid down its $212.0 million mortgage note payable, due December 11, 2009, by approximately $28.0 million. This $212.0 million mortgage note payable equals the notional amount associated with a 6.25% LIBOR interest rate cap the Company acquired on December 6, 2006, which matures December 11, 2009. Upon its purchase, the Company designated the $212.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt. Consequently, the Company discontinued hedge accounting related to $28.0 million of this derivative and recognized hedge ineffectiveness of approximately $13,000 as a reduction in other income. For the three months ended March 31, 2006, no hedge ineffectiveness was recognized.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $13,000 will be reclassified from accumulated other comprehensive income (loss) existing at March 31, 2007 to increase interest expense.
9. Employee Stock Grants
All shares issued under the Company’s Stock Plan are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of each issuance. For the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of approximately $1.1 million and $940,000, respectively, related to these shares. As of March 31, 2007, the unamortized value of the Company’s unvested shares of restricted stock was approximately $17.0 million, with an average remaining vesting period of approximately 1.98 years.
For the three months ended March 31, 2007, the Company completed the following transactions related to its Stock Plan:
•	On March 27, 2007, the Company issued 712,500 shares of restricted common stock to its executive officers. Such shares vest over four years.

•	On March 27, 2007, the Company issued 126,000 shares of restricted common stock to certain employees. Such shares vest over three years.

•	During the three months ended March 31, 2007, 6,000 unvested shares of restricted common stock were forfeited.
For the three months ended March 31, 2007, the following table summarizes information regarding the Company’s Stock Plan:

		Weighted Average
	Share Count	Grant Price

Unvested shares at December 31, 2006	939,623	$11.74
Shares forfeited on February 9, 2007	(6,000)	12.47
Shares granted on March 27, 2007	838,500	12.39
Shares vested during the three months ended March 31, 2007	(358,193)	11.50

Unvested shares at March 31, 2007	1,413,930	$12.18

10. Capital Stock
Preferred Stock — In accordance with the Company’s charter, the Company is authorized to issue 50 million shares of preferred stock, which, as of March 31, 2007, includes both Series A cumulative preferred stock and Series B cumulative convertible redeemable preferred stock.
Common Stock — During the three months ended March 31, 2007, the Company acquired 57,426 shares of treasury stock for approximately $700,000 in connection with the Company’s Stock Plan, which allows employees to sell vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest. On March 27, 2007, the Company reissued 20,841 treasury shares as restricted common stock granted to its executives and certain employees.
Common Stock and Units Dividends — During the three months ended March 31, 2007, the Company declared cash dividends of approximately $17.5 million, or $0.21 per diluted share per quarter, related to both common stockholders and common unit holders, of which approximately $15.5 million and $2.0 million related to each, respectively. During the three months ended March 31, 2007, the Company declared cash dividends of approximately $729,000, or $0.19 per diluted share per quarter, related to Class B unit holders.
Series A Preferred Stock Dividends — During the three months ended March 31, 2007, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share per quarter, related to Series A preferred stockholders.
Series B Preferred Stock Dividends — During the three months ended March 31, 2007, the Company declared cash dividends of approximately $1.6 million, or $0.21 per diluted share per quarter, related to Series B preferred stockholders.
11. Minority Interest
Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Minority interest represents dividends to Class B common unit holders plus an allocation of net income (loss) available to common shareholders after dividends to Class B common unit holders based on the common unit holders’ weighted average limited partnership percentage ownership throughout the period. As of March 31, 2007 and December 31, 2006, all units of limited partnership interest represent a 15.48% and 15.63% minority interest ownership, respectively.
12. Related Party Transactions
Under management agreements with related parties owned by the Company’s Chairman and its Chief Executive Officer, the Company pays such related parties a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors. As of March 31, 2007, these related parties managed 40 of the Company’s 79 hotels while unaffiliated management companies managed the remaining 39 hotel properties.
Under agreements with both related parties and unaffiliated hotel managers, the Company incurred property management fees, including incentive property management fees, of approximately $7.6 million and $5.8 million for the three months ended March 31, 2007 and 2006, respectively. Regarding the $7.6 million incurred for the three months ended March 31, 2007, approximately $2.6 million and $5.0 million relates to related parties and third parties, respectively. Regarding the $5.8 million incurred for the three months ended March 31, 2006, approximately $2.0 million and $3.8 million relates to related parties and third parties, respectively. Incentive property management fees are included in indirect expenses on the consolidated statements of operations.
Under these agreements with related parties, the Company also incurred market service and project management fees related to capital improvement projects of approximately $1.2 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively.
In addition, these related parties fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, travel, and accounting. The related parties allocate such charges to the Company based on various methodologies, including headcount and actual amounts incurred. For the three months ended March 31, 2007 and 2006, such costs were approximately $1.2 million and $1.0 million, respectively.
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
13. Commitments and Contingencies
Restricted Cash — Under certain management and debt agreements existing at March 31, 2007, the Company escrows payments required for insurance, real estate taxes, and debt service. In addition, for certain properties with underlying debt, the Company escrows 4% to 6% of gross revenue for capital improvements.
Franchise Fees — Under franchise agreements existing at March 31, 2007, the Company pays franchisors royalty fees between 2.5% and 6% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2026. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be required to pay up to three times the average annual franchise fees incurred for that property.
Management Fees — Under management agreements existing at March 31, 2007, the Company pays a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire from 2007 through 2026, with renewal options on agreements with related parties of up to 25 additional years. In addition, if the Company terminates a management agreement related to any of its initial properties prior to its expiration due to sale of the property, it may be required to pay all estimated management fees due under the management agreement’s remaining term. This termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to any of its hotels prior to its expiration, it may be required to pay estimated management fees through the remaining term of the related contract or, in certain circumstances, substitute a new management agreement related to a different hotel.
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
14. Supplemental Cash Flow Information
During the three months ended March 31, 2007 and 2006, interest paid was approximately $15.9 million and $11.2 million, respectively.
During the three months ended March 31, 2007 and 2006, income taxes paid were approximately $1.8 million and $43,000, respectively.
During the three months ended March 31, 2007, the Company recorded the following non-cash transaction: on March 27, 2007, the Company issued 838,500 shares of restricted common stock to its executives and certain employees.
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
15. Segments Reporting
The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, income taxes, and minority interest.

For the three months ended March 31, 2007, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$149,946	$3,355	$—	$153,301

Operating expenses	106,947	—	—	106,947
Depreciation and amortization	16,918	—	—	16,918
Corporate general and administrative	—	—	4,594	4,594

Operating income (loss)	26,081	3,355	(4,594)	24,842

Interest income	—	—	498	498
Interest expense	—	—	(16,079)	(16,079)
Amortization of loan costs	—	—	(659)	(659)
Write-off of loan costs	—	—	(703)	(703)

Income (loss) before minority interest and benefit from income taxes	26,081	3,355	(21,537)	7,899

Benefit from income taxes	—	—	1,223	1,223
Minority interest	—	—	(1,251)	(1,251)

Net income (loss) from continuing operations	$26,081	$3,355	$(21,565)	$7,871

Income from discontinued operations, net				3,620

Net income				$11,491

For the three months ended March 31, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$97,018	$3,946	$—	$100,964

Operating expenses	68,623	—	—	68,623
Depreciation and amortization	10,008	—	—	10,008
Corporate general and administrative	—	—	4,810	4,810

Operating income (loss)	18,387	3,946	(4,810)	17,523

Interest income	—	—	494	494
Interest expense	—	—	(11,432)	(11,432)
Amortization of loan costs	—	—	(514)	(514)
Write-off of loan costs	—	—	(687)	(687)

Income (loss) before minority interest and provision for income taxes	18,387	3,946	(16,949)	5,384

Provision for income taxes	—	—	(125)	(125)
Minority interest	—	—	(922)	(922)

Net income (loss) from continuing operations	$18,387	$3,946	$(17,996)	$4,337

Income from discontinued operations, net				3,125

Net income				$7,462

As of March 31, 2007 and December 31, 2006, aside from the Company’s $95.0 million and $103.0 million portfolio of notes receivable, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the three months ended March 31, 2007 and 2006, all capital expenditures incurred by the Company relate to the direct hotel investments segment.
As of March 31, 2007 and December 31, 2006, all of the Company’s owned hotels are domestically located. In addition, at March 31, 2007 and December 31, 2006, all hotels securing the Company’s notes receivable are domestically located with the exception of one hotel securing an $18.2 million loan receivable located in Nevis, West Indies.

16. Business Combinations
On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from Host Marriott Corporation for approximately $28.0 million in cash. The Company used proceeds from its sale of two hotels on January 17, 2006 and its follow-on public offering on January 25, 2006 to fund this acquisition.
On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, from W2001 Pac Realty, L.L.C. for approximately $95.0 million in cash and immediately re-branded the property as a JW Marriott. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million to fund this acquisition. Marriott contributed $5.0 million related to the re-branding of this property, which the Company recorded, net of certain reimbursements to Marriott, as deferred incentive management fees. Deferred incentive management fees are amortized as a reduction to management fees on a straight-line basis over the term of the management agreement, which expires in 2026.
On July 13, 2006, the Company acquired the Marriott Crystal Gateway hotel in Arlington, Virginia, from EADS Associates Limited Partnership for approximately $107.2 million. The purchase price consisted of the assumption of approximately $53.3 million of mortgage debt, the issuance of approximately $42.7 million worth of Class B limited partnership units, which equates to 3,814,842 units valued at $11.20 per unit, approximately $2.5 million in cash paid in lieu of units, the reimbursement of capital expenditures costs of approximately $7.2 million, and other net closing costs and adjustments of approximately $1.5 million. For accounting purposes, these Class B units were valued at approximately $40.6 million or $10.64 per unit, which represents the average market price of the Company’s common stock from five business days before the definitive agreement was finalized on May 18, 2006 to five business days after such date. In addition, the Company assumed the existing management agreement which expires in 2017 with three ten-year renewal options. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current-market management agreement. As a result, the Company recorded an unfavorable contract liability of approximately $15.8 million related to this management agreement, which is being amortized as a reduction to incentive management fees on a straight-line basis over the initial term of the management agreement.
On November 9, 2006, the Company acquired the Westin O’Hare hotel property in Rosemont, Illinois, from JER Partners for approximately $125.0 million in cash. This hotel represents a replacement property in a reverse 1031 like-kind exchange. To fund this acquisition, the Company used cash available on its balance sheet and proceeds from a $101.0 million mortgage loan executed on November 16, 2006.
On December 7, 2006, the Company acquired a seven-property hotel portfolio (“MIP Portfolio”) from a partnership of affiliates of Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts for approximately $267.2 million in cash. Of the seven acquired hotels, five are considered core hotels while two are considered non-core hotels classified as held for sale. To fund this acquisition, the Company used cash available on its balance sheet, proceeds from a $25.0 million draw on a credit facility, and proceeds from a $212.0 million mortgage loan executed on December 7, 2006.
In connection with these acquisitions, the accompanying consolidated financial statements include the results of the acquired hotels since the acquisition dates, all purchase prices were the result of arms-length negotiations, no value was assigned to goodwill or other intangible assets, and purchase price allocations related to certain acquisitions completed within the last year are preliminary subject to further internal review and third-party appraisals.
The following unaudited pro forma statement of operations for the three months ended March 31, 2006 is based on the Company’s historical consolidated financial statements adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the period presented (in thousands, except per share amounts):

Three Months
Ended
March 31, 2006

Total revenues	$143,729
Operating expenses	124,516

Operating income	19,213
Interest income	494
Interest expense and amortization and write-off of loan costs	(12,577)

Income before minority interest and income taxes	7,130
Provision for income taxes	(289)
Minority interest	(1,196)

Income from continuing operations	5,645
Preferred dividends	(2,793)

Income from continuing operations available to common shareholders	$2,852

Basic and diluted:
Income from continuing operations per share available to common shareholders	$0.04

Weighted average shares outstanding	72,366

17. Subsequent Events
On April 3, 2007, the Company reached a definitive agreement to sell its Hampton Inn in Horse Cave, Kentucky, for approximately $3.4 million. As of March 31, 2007, the carrying value of this hotel was approximately $2.9 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On April 9, 2007, the Company drew $45.0 million on its $47.5 million credit facility, due October 10, 2008.
On April 10, 2007, the Company repaid its $45.0 million outstanding balance on its $150.0 million credit facility, due August 16, 2008, and terminated the facility. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $1.2 million.
On April 11, 2007, the Company acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion plus closing costs of approximately $80.0 million. Pursuant to this agreement, the Company acquired 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. To fund this acquisition, the Company utilized several sources as follows: borrowings of approximately $928.5 million of ten-year, fixed-rate debt at an average blended interest rate of 5.95%, approximately $555.1 million of two-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.65%, and approximately $325.0 million of one-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.5%, the sale of 8.0 million shares of Series C Cumulative Redeemable Preferred Stock for approximately $200.0 million at a dividend rate of LIBOR plus 2.5%, and assumed fixed-rate debt of approximately $432.3 million (net of debt attributable to joint venture partners), representing ten fixed-rate loans with an average blended interest rate of 6.09% and expiration dates ranging from 2008 to 2025. In addition, the Company executed a $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, requires interest-only payments through maturity, and requires quarterly commitment fees ranging from 0.125% to 0.20% of the average undrawn balance during the quarter. To fund this acquisition, the Company drew approximately $50.0 million on this credit facility. With respect to this acquisition, the Company assumed certain existing management agreements. Based on the Company’s preliminary review of these management agreements, the Company believes that the terms of certain management agreements are more favorable to the manager than a typical current-market management agreement. As a result, the Company anticipates recording an unfavorable contract liability of approximately $10.3 million related to these management agreements, which will be amortized as a reduction to incentive management fees on a straight-line basis over the initial terms of the related management agreements.
On April 11, 2007, the Company acquired the remaining 15% joint venture interest in the Hyatt Regency Dearborn in Detroit, Michigan, for approximately $7.5 million, which represents approximately $2.9 million in cash and assumed debt of approximately $4.6 million. The Company acquired the other 85% interest pursuant to its acquisition of CNL Portfolio, which was consummated April 11, 2007, as discussed above.
On April 11, 2007, the Company purchased four 6.0% LIBOR interest rate caps with a total notional amount of approximately $555.1 million, which mature May 9, 2009, to limit its exposure to rising interest rates on $555.1 million of its variable-rate debt. On April

25, 2007, the Company terminated approximately $180.1 million of these caps in connection with its pay-down of approximately $180.1 million of its variable-rate debt protected by these caps, as discussed below.
On April 13, 2007, the Company filed a Form S-3 related to the registration of an indeterminate value of securities for potential future issuance, including common stock, preferred stock, debt, and warrants. The Company prepaid filing fees for the issuance of $1.0 billion of said securities.
On April 16, 2007, the Company drew $25.0 million on its $200.0 million credit facility, due April 9, 2010.
On April 24, 2007, the Company sold its Radisson Hotel in Indianapolis, Indiana, for approximately $5.4 million. As of March 31, 2007, the carrying value of this hotel was approximately $2.5 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On April 24, 2007, in a follow-on public offering, the Company issued 48,875,000 shares of its common stock at $11.75 per share, which generated gross proceeds of approximately $574.3 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $549.0 million. The 48,875,000 shares issued include 6,375,000 shares sold pursuant to an over-allotment option granted to the underwriters. The net proceeds were used to pay-down the $45.0 million outstanding balance on its $47.5 million credit facility, due October 10, 2008, payoff the $325.0 million variable-rate loan, due April 9, 2008, and pay-down its $555.1 million variable-rate loan, due May 9, 2009, by approximately $180.1 million. These three debt payments were made on April 25, 2007, April 24, 2007, and April 25, 2007, respectively. The Company incurred prepayment penalties of approximately $559,000 related to the $180.1 million pay-down.
On April 26, 2007, the Company sold its Fairfield Inn in Evansville, Indiana, for approximately $5.5 million. As of March 31, 2007, the carrying value of this hotel was approximately $4.8 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On April 27, 2007, the Company entered into a definitive agreement to acquire a Marriott Residence Inn and a Hampton Inn, both in Jacksonville, Florida, from MS Resort Holdings LLC for approximately $35.8 million in cash. The acquisition is expected to close in late May 2007.
On April 27, 2007, the Company sold its Embassy Suites in Phoenix, Arizona, for approximately $25.0 million. As of March 31, 2007, the carrying value of this hotel was approximately $15.8 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On May 2, 2007, the Company sold its Radisson Hotel in Covington, Kentucky, and an office building for approximately $22.4 million. As of March 31, 2007, the carrying value of these properties was approximately $18.2 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On May 3, 2007, the Company repaid $25.0 million on its $200.0 million credit facility, due April 9, 2010.
On May 8, 2007, the Company received approximately $8.6 million related to all principal and interest due under its $8.5 million note receivable, due June 2007.
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
Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on March 9, 2007. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.
EXECUTIVE OVERVIEW:
We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of March 31, 2007, we owned 79 hotels and approximately $95.0 million of mezzanine or first-mortgage loans receivable. Of these 79 hotels, six were contributed upon our formation, nine were acquired in 2003, 17 were acquired in 2004, 37 were acquired in 2005, and ten were acquired in 2006.
The nine non-comparative hotel properties acquired since December 31, 2005 that are included in continuing operations contributed approximately $46.5 million and $3.5 million to our total revenue and operating income, respectively, for the three months ended March 31, 2007, and approximately $1.1 million and $18,000 to our total revenue and operating income, respectively, for the three months ended March 31, 2006.
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
Throughout 2006 and the first quarter of 2007, strong economic growth in the United States economy combined with improved business demand generated strong RevPar growth throughout the lodging industry. For the remainder of 2007, forecasts for the lodging industry continue to be favorable.
RESULTS OF OPERATIONS:
Marriott International, Inc. (“Marriott”) manages 24 of the Company’s properties. For these 24 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For these 24 Marriott-managed hotels, the first quarter of 2007 ended March 23rd.
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
The following table illustrates the key performance indicators for the three months ended March 31, 2007 and 2006 for the 56 hotel properties included in continuing operations that we’ve owned throughout the comparative three-month periods presented (unaudited):

	Three Months Ended March 31,
	2007	2006

Comparative Hotels (56 properties):
Room revenues (in thousands)	$82,988	$77,668
RevPar	$95.23	$87.22
Occupancy	72.19%	72.08%
ADR	$131.92	$121.01

The following table reflects key line items from our consolidated statements of operations for the three months ended March 31, 2007 and 2006 (in thousands, unaudited):

			Favorable
	Three Months	Three Months	(Unfavorable)
	Ended	Ended	Change
	March 31, 2007	March 31, 2006	2006 to 2007

Total revenue	$153,301	$100,964	$52,337

Total hotel expenses	98,936	63,431	(35,505)

Property taxes, insurance, and other	8,011	5,192	(2,819)
Depreciation and amortization	16,918	10,008	(6,910)
Corporate general and administrative	4,594	4,810	216

Operating income	24,842	17,523	7,319

Interest income	498	494	4
Interest expense	(16,079)	(11,432)	(4,647)
Amortization of loan costs	(659)	(514)	(145)
Write-off of loan costs and exit fees	(703)	(687)	(16)
Benefit from (provision for) income taxes	1,223	(125)	1,348
Minority interest	(1,251)	(922)	(329)
Income from discontinued operations, net	3,620	3,125	495

Net income	$11,491	$7,462	$4,029
Comparison of the Three Months Ended March 31, 2007 and March 31, 2006
Revenue. Total revenue for the three months ended March 31, 2007 increased approximately $52.3 million or 51.8% to approximately $153.3 million from total revenue of approximately $101.0 million for the three months ended March 31, 2006. The increase was primarily due to approximately $45.4 million in incremental revenues attributable to the nine hotel properties acquired since December 31, 2005 that are included in continuing operations and approximately $7.5 million increase in revenues for comparable hotels, primarily due to increases in room revenues, offset by a decrease of approximately $591,000 in income earned on the Company’s mezzanine loans receivable portfolio as a result of a decline in the average balance outstanding compared to the same period last year.
Room revenues at comparable hotels for the three months ended March 31, 2007 increased approximately $5.3 million or 6.8% compared to the same quarter of 2006, primarily due to an increase in RevPar from $87.22 to $95.23, which consisted of a 9.0% increase in ADR and a 0.2% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced significant increases in ADR. In addition to improved market conditions, certain hotels also benefited in 2007 from increasing or garnering more favorable group room-night contracts and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels in 2007 reduced room availability, which partially offset the overall increase in occupancy.
Food and beverage revenues at comparable hotels for the three months ended March 31, 2007 increased approximately $2.4 million or 16.6% compared to the same quarter of 2006 primarily due to the overall increase in occupancy, increased prices at certain hotels, and increased banquets at certain hotels.
Other revenues for the three months ended March 31, 2007 compared to the same period of 2006 increased approximately $1.6 million due to an increase of approximately $1.8 million related to incremental revenues attributable to the nine hotel properties acquired since December 31, 2005 that are included in continuing operations offset by a slight decline of approximately $253,000 at comparable hotels due to decreased space rentals at certain hotels.
Interest income from notes receivable decreased to approximately $3.4 million for the three months ended March 31, 2007 compared to approximately $3.9 million for the same quarter of 2006 due to a decrease in the average mezzanine loans portfolio balance outstanding during the three months ended March 31, 2007 compared to the same period last year, which was partially offset by increased interest rates.
Asset management fees were approximately $331,000 for the three months ended March 31, 2007 compared to approximately $318,000 for the same quarter of 2006. Asset management fees relate to 27 hotel properties owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates subsequently sold the remaining six hotel properties. However, the affiliates, pursuant to an agreement, will continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $35.5 million or 56.0% for the three months ended March 31, 2007 compared to the same quarter of 2006, primarily due to approximately $33.2 million of expenses associated with the nine hotel properties acquired since December 31, 2005 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $2.3 million or 3.7% for the three months ended March 31, 2007 compared to the same quarter of 2006 primarily due to increases in rooms, food and beverage, and indirect expenses.

Rooms expense at comparable hotels increased approximately $504,000 or 3.0% for the three months ended March 31, 2007 compared to the same quarter of 2006 primarily due to increased occupancy at certain hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. The increase in food and beverage expense at comparable hotels is consistent with the related increase in food and beverage revenues. Indirect expenses at comparable hotels increased approximately $686,000 or 2.3% for the three months ended March 31, 2007 compared to the same quarter of 2006. Indirect expenses primarily increased as a result of:
•	increased hotel-level general and administrative expenses due to increased salaries and staffing needs consistent with increased revenues, and

•	increased franchise fees due to increased room revenues at certain hotels in 2007.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $2.8 million or 54.3% for the three months ended March, 2007 compared to the same quarter of 2006 due to approximately $2.5 million of expenses associated with the nine hotel properties acquired since December 31, 2005 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense increased approximately $357,000 in the first quarter of 2007 compared to the first quarter of 2006 primarily resulting from increased property insurance rates, particularly related to Florida hotels, and increased property value tax assessments at certain hotels.
Depreciation and Amortization. Depreciation and amortization increased approximately $6.9 million or 69.0% for the three months ended March 31, 2007 compared to the same quarter of 2006 primarily due to approximately $6.3 million of depreciation associated with the nine hotel properties acquired since December 31, 2005 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $633,000 in the first quarter of 2007 compared to the first quarter of 2006 as a result of capital improvements made at several comparative hotels since December 31, 2005.
Corporate General and Administrative. Corporate general and administrative expense decreased to approximately $4.6 million for the three months ended March 31, 2007 compared to approximately $4.8 million for the same quarter of 2006 despite an increase in non-cash expenses associated with stock-based compensation from approximately $940,000 in the first quarter of 2006 compared to approximately $1.1 million in the first quarter of 2007. This decrease is primarily the result of an over-accrual of annual performance bonuses in 2006, which were reversed in March 2007 when 2006 bonuses were approved and paid.
Operating Income. Operating income increased approximately $7.3 million to approximately $24.8 million for the three months ended March 31, 2007 from approximately $17.5 million for the three months ended March 31, 2006 as result of the aforementioned operating results.
Interest Income. Interest income remained flat at approximately $498,000 for the three months ended March 31, 2007 compared to approximately $494,000 for the same quarter of 2006.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $4.8 million to approximately $16.7 million for the three months ended March 31, 2007 from approximately $11.9 million for the same quarter of 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and increased interest rates.
Write-off of Loan Costs and Exit Fees. On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, for approximately $28.3 million, the Company paid down its $212.0 million mortgage note payable, due December 11, 2009, by approximately $28.0 million. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $212,000. On March 8, 2007, the Company terminated its $100.0 million credit facility, due December 23, 2008. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $490,000. On March 24, 2006, in connection with the sale of eight hotel properties for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage debt, due July 1, 2015. Related to this assumption, the Company wrote-off unamortized loan costs of approximately $687,000.
Benefit from (Provision for) Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended March 31, 2007 and 2006, the benefit from (provision for) income taxes of approximately $1.2 million and ($125,000), respectively, relates to the net (loss) income associated with Ashford TRS. For the three months ended March 31, 2007 and 2006, an additional provision for income taxes of approximately $714,000 and $28,000 is included in discontinued operations, respectively.
Minority Interest. Minority interest represents a reduction to net income of approximately $1.3 million and $922,000 for the three months ended March 31, 2007 and 2006, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Minority interest represents an allocation of net income (loss) available to common unit holders based on the weighted-average limited partnership percentage ownership of common unit holders throughout the period plus dividends related to Class B unit holders.
Income from Continuing Operations. Income from continuing operations was approximately $7.9 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively, which represents an increase of approximately $3.5 million as a result of the aforementioned operating results.
Income from Discontinued Operations, Net. During the three months ended March 31, 2007, the Company classified operations from

18 assets as discontinued, including 16 hotel properties and two office buildings. Two of these hotel properties were sold during the first quarter of 2007, which resulted in a gain of approximately $1.4 million. During the three months ended March 31, 2006, the Company classified operations from 24 assets as discontinued, including 22 hotel properties and two office buildings. Ten of these hotel properties were sold during the first quarter of 2006.
Net Income. Net income was approximately $11.5 million and $7.5 million for the three months ended March 31, 2007 and 2006, respectively, which represents an increase of approximately $4.0 million as a result of the aforementioned operating results.
Preferred Dividends. During the three months ended March 31, 2007, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share per quarter, for Series A preferred stockholders, and approximately $1.6 million, or $0.21 per diluted share per quarter, for Series B preferred stockholders. During the three months ended March 31, 2006, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share per quarter, for Series A preferred stockholders, and approximately $1.5 million, or $0.20 per diluted share per quarter, for Series B preferred stockholders.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $8.7 million and $4.7 million for the three months ended March 31, 2007 and 2006, respectively, which represents an increase of approximately $4.0 million as a result of the aforementioned operating results and preferred dividends.
Funds From Operations
Funds From Operations (“FFO”), as defined by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002, represents net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items related to unconsolidated entities and joint ventures. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP.
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
The following table reconciles net income available to common shareholders to FFO available to common shareholders for the three months ended March 31, 2007 and 2006 (in thousands, unaudited):

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Net income available to common shareholders	$8,698	$4,743

Plus real estate depreciation and amortization	17,116	10,725
Remove gains on sales of properties	(1,388)	—
Remove minority interest	1,827	1,585

FFO available to common shareholders	$26,253	$17,053

For the three months ended March 31, 2007, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.6 million and write-off of loan costs and exit fees of approximately $703,000. For the three months ended March 31, 2006, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.5 million and the write-off of loan costs and exit fees of approximately $687,000.
LIQUIDITY AND CAPITAL RESOURCES:
Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal sources of cash flows include: (i) cash flow from hotel operations, (ii) interest income from and repayments of our notes receivable portfolio, and (iii) proceeds from sales of hotel properties and other assets.
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
During the three months ended March 31, 2007, we completed the following significant transactions, which have or will affect our cash flow and liquidity:
Capital Stock:
During the three months ended March 31, 2007, the Company acquired 57,426 shares of treasury stock for approximately $700,000 in connection with the Company’s Stock Plan, which allows employees to sell vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest. On March 27, 2007, the Company reissued 20,841 treasury shares as restricted common stock granted to its executives and certain employees.
Discontinued Operations:
On February 6, 2007, the Company sold its Marriott located in Trumbull, Connecticut, for approximately $28.3 million. As the Company acquired this property on December 7, 2006, no gain or loss was recognized on the sale.
On February 8, 2007, the Company sold its Fairfield Inn in Princeton, Indiana, for approximately $3.2 million. In connection with this sale, the Company expects to recognize a gain of approximately $1.4 million, of which related income tax gains were deferred through a 1031 like-kind exchange.
Notes Receivable:
On February 6, 2007, the Company received approximately $8.1 million related to all principal and interest due under its $8.0 million note receivable, due February 2007.
Indebtedness:
On January 30, 2007, the Company completed a $20.0 million draw on its $150.0 million credit facility, due August 16, 2008.
On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, for approximately $28.3 million, the Company paid down its $212.0 million mortgage note payable, due December 11, 2009, by approximately $28.0 million.
Dividends:
During the three months ended March 31, 2007, the Company declared cash dividends of approximately $17.5 million, or $0.21 per diluted share per quarter, related to both common stockholders and common unit holders, of which approximately $15.5 million and $2.0 million related to each, respectively.
During the three months ended March 31, 2007, the Company declared cash dividends of approximately $729,000, or $0.19 per diluted share per quarter, related to Class B unit holders.
During the three months ended March 31, 2007, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share per quarter, related to Series A preferred stockholders.
During the three months ended March 31, 2007, the Company declared cash dividends of approximately $1.6 million, or $0.21 per diluted share per quarter, related to Series B preferred stockholders.
Net Cash Flow Provided By Operating Activities. For the three months ended March 31, 2007, net cash flow provided by operating activities of approximately $17.4 million decreased approximately $14.7 million from net cash flow provided by operating activities of approximately $32.1 million for the same period of 2006. The decrease in net cash flow provided by operating activities was primarily attributable to an increase in restricted cash in 2007 compared to a decrease in restricted cash in 2006. This change offset improved operating income in 2007, which resulted from improved operations at the 56 comparable hotels as well as the nine hotels acquired since December 2005 included in continuing operations.
Net Cash Flow Provided By Investing Activities. For the three months ended March 31, 2007, net cash flow provided by investing activities was approximately $3.6 million, which consisted of approximately $30.6 million related to the sales of two hotel properties and approximately $8.0 million related to payments on notes receivable. These cash inflows were partially offset by approximately $15.0 million related to the acquisitions of hotel properties and related deposits and approximately $19.9 million of improvements to various hotel properties. For the three months ended March 31, 2006, net cash flow used in investing activities was approximately $20.8 million, which consisted of approximately $28.5 million related to the acquisition of a hotel property in Durham, North

Carolina, and approximately $9.7 million of improvements to various hotel properties. These cash outlays were somewhat offset by proceeds of approximately $17.4 million related to the sales of ten hotel properties.
Net Cash Flow Used In Financing Activities. For the three months ended March 31, 2007, net cash flow used in financing activities was approximately $29.3 million, which represents approximately $20.0 million of dividends paid, $28.6 million of payments on indebtedness and capital leases, $70,000 of payments of loan costs, and $700,000 of payments to acquire treasury shares. These cash outlays were partially offset by a $20.0 million draw on the Company’s $150.0 million credit facility. For the three months ended March 31, 2006, net cash flow provided by financing activities was approximately $19.0 million, which represents $10.0 million in draws on the Company’s $100.0 million credit facility and approximately $128.1 million of net proceeds received from the Company’s follow-on public offering on January 25, 2006, partially offset by approximately $13.7 million of dividends paid, $105.2 million of payments on indebtedness and capital leases, $187,000 of payments of loan costs, and $33,000 of costs associated with issuing common shares in exchange for units of limited partnership interest.
In general, we are focused exclusively on investing in the hospitality industry across all segments, including direct hotel investments, first mortgages, mezzanine loans, and eventually sale-leaseback transactions. We intend to acquire and, in the appropriate market conditions, develop additional hotels and provide structured financings to owners of lodging properties. We may incur indebtedness to fund any such acquisitions, developments, or financings. We may also incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
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
SUBSEQUENT EVENTS:
On April 3, 2007, the Company reached a definitive agreement to sell its Hampton Inn in Horse Cave, Kentucky, for approximately $3.4 million. As of March 31, 2007, the carrying value of this hotel was approximately $2.9 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On April 9, 2007, the Company drew $45.0 million on its $47.5 million credit facility, due October 10, 2008.
On April 10, 2007, the Company repaid its $45.0 million outstanding balance on its $150.0 million credit facility, due August 16, 2008, and terminated the facility. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $1.2 million.
On April 11, 2007, the Company acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion plus closing costs of approximately $80.0 million. Pursuant to this agreement, the Company acquired 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. To fund this acquisition, the Company utilized several sources as follows: borrowings of approximately $928.5 million of ten-year, fixed-rate debt at an average blended interest rate of 5.95%, approximately $555.1 million of two-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.65%, and approximately $325.0 million of one-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.5%, the sale of 8.0 million shares of Series C Cumulative Redeemable Preferred Stock for approximately $200.0 million at a dividend rate of LIBOR plus 2.5%, and assumed fixed-rate debt of approximately $432.3 million (net of debt attributable to joint venture partners), representing ten fixed-rate loans with an average blended interest rate of 6.09% and expiration dates ranging from 2008 to 2025. In addition, the Company executed a $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, requires interest-only payments through maturity, and requires quarterly commitment fees ranging from 0.125% to 0.20% of the average undrawn balance during the quarter. To fund this acquisition, the Company drew approximately $50.0 million on this credit facility. With respect to this acquisition, the Company assumed certain existing management agreements. Based on the Company’s preliminary review of these management agreements, the Company believes that the terms of certain management agreements are more favorable to the manager than a typical current-market management agreement. As a result, the Company anticipates recording an unfavorable contract liability of approximately $10.3 million related to these management agreements, which will be amortized as a reduction to incentive management fees on a straight-line basis over the initial terms of the related management agreements.
On April 11, 2007, the Company acquired the remaining 15% joint venture interest in the Hyatt Regency Dearborn in Detroit, Michigan, for approximately $7.5 million, which represents approximately $2.9 million in cash and assumed debt of approximately

$4.6 million. The Company acquired the other 85% interest pursuant to its acquisition of CNL Portfolio, which was consummated April 11, 2007, as discussed above.
On April 11, 2007, the Company purchased four 6.0% LIBOR interest rate caps with a total notional amount of approximately $555.1 million, which mature May 9, 2009, to limit its exposure to rising interest rates on $555.1 million of its variable-rate debt. On April 25, 2007, the Company terminated approximately $180.1 million of these caps in connection with its pay-down of approximately $180.1 million of its variable-rate debt protected by these caps, as discussed below.
On April 13, 2007, the Company filed a Form S-3 related to the registration of an indeterminate value of securities for potential future issuance, including common stock, preferred stock, debt, and warrants. The Company prepaid filing fees for the issuance of $1.0 billion of said securities.
On April 16, 2007, the Company drew $25.0 million on its $200.0 million credit facility, due April 9, 2010.
On April 24, 2007, the Company sold its Radisson Hotel in Indianapolis, Indiana, for approximately $5.4 million. As of March 31, 2007, the carrying value of this hotel was approximately $2.5 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On April 24, 2007, in a follow-on public offering, the Company issued 48,875,000 shares of its common stock at $11.75 per share, which generated gross proceeds of approximately $574.3 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $549.0 million. The 48,875,000 shares issued include 6,375,000 shares sold pursuant to an over-allotment option granted to the underwriters. The net proceeds were used to pay-down the $45.0 million outstanding balance on its $47.5 million credit facility, due October 10, 2008, payoff the $325.0 million variable-rate loan, due April 9, 2008, and pay-down its $555.1 million variable-rate loan, due May 9, 2009, by approximately $180.1 million. These three debt payments were made on April 25, 2007, April 24, 2007, and April 25, 2007, respectively. The Company incurred prepayment penalties of approximately $559,000 related to the $180.1 million pay-down.
On April 26, 2007, the Company sold its Fairfield Inn in Evansville, Indiana, for approximately $5.5 million. As of March 31, 2007, the carrying value of this hotel was approximately $4.8 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On April 27, 2007, the Company entered into a definitive agreement to acquire a Marriott Residence Inn and a Hampton Inn, both in Jacksonville, Florida, from MS Resort Holdings LLC for approximately $35.8 million in cash. The acquisition is expected to close in late May 2007.
On April 27, 2007, the Company sold its Embassy Suites in Phoenix, Arizona, for approximately $25.0 million. As of March 31, 2007, the carrying value of this hotel was approximately $15.8 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On May 2, 2007, the Company sold its Radisson Hotel in Covington, Kentucky, and an office building for approximately $22.4 million. As of March 31, 2007, the carrying value of these properties was approximately $18.2 million. Consequently, the Company expects to recognize a gain on this sale, of which related income tax gains are expected to be deferred through a 1031 like-kind exchange.
On May 3, 2007, the Company repaid $25.0 million on its $200.0 million credit facility, due April 9, 2010.
On May 8, 2007, the Company received approximately $8.6 million related to all principal and interest due under its $8.5 million note receivable, due June 2007.
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
In addition, in connection with the Company’s acquisition of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006, the Company assumed the existing management agreement, which expires in 2017 with three ten-year renewal options and provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current market management agreement. As a result, the Company recorded an unfavorable contract liability of approximately $15.8 million related to this management agreement as of the acquisition date based on the present value of expected cash outflows over the initial term of the agreement, which is being amortized as a reduction to incentive management fees on a straight-line basis over the initial term of the agreement.
Investment in Hotel Properties — Hotel properties are stated at cost. However, the initial properties contributed upon the Company’s formation are stated at the predecessor’s historical cost, net of any impairment charges, plus a minority interest partial step-up related to the acquisition of minority interest from unaffiliated parties associated with four of the initial properties. All improvements and additions which extend the useful life of hotel properties are capitalized.
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
In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”), variable interest entities, as defined, are required to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All such loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate such hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria, and such entities will be consolidated, if required. The analysis utilized by the Company in evaluating FIN No. 46 criteria involves considerable management judgment and assumptions.
Recent Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the tax position must be measured to determine the amount of benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,”

but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years 2003 through 2006 and 2002 through 2006 remain subject to potential examination by certain federal and state taxing authorities, respectively. No income tax examinations are currently in process. As the Company determined no material unrecognized tax benefits or liabilities exist, the adoption of FIN No. 48, effective January 1, 2007, did not impact the Company’s financial condition or results of operations. In addition, the Company classifies interest and penalties related to underpayment of income taxes as income tax expense.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
As of March 31, 2007, our $1.1 billion debt portfolio consisted of approximately $853.6 million, or 79%, of fixed-rate debt, with interest rates ranging from 5.41% to 7.24%, and approximately $229.0 million, or 21%, of variable-rate debt.
Periodically, we purchase derivatives to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when interest rates exceed the cap strike. As of March 31, 2007, we owned the following interest rate caps:
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
As of March 31, 2007, derivatives with a fair value of approximately $107,000 were included in other assets.
For the three months ended March 31, 2007, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of March 31, 2007 would be approximately $573,000.
As of March 31, 2007, our $95.0 million portfolio of notes receivable consisted of approximately $72.0 million of outstanding variable-rate notes and approximately $23.0 million of outstanding fixed-rate notes. For the three months ended March 31, 2007, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate notes receivable as of March 31, 2007 would be approximately $180,000.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2007, it does not consider exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS

Exhibit
Number	Description of Exhibit
*10.1.4	Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated May 7, 2007.

*10.33.1.1	Amendment #1 to Agreement and Plan of Merger, dated February 21, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc.

*10.33.1.2	Amendment #2 to Agreement and Plan of Merger, dated April 4, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc.

*10.33.4.6	Form of Guaranty for Fixed-Rate Pool between the Registrant and Wachovia Bank, National Association, dated April 11, 2007.

*10.33.4.7	Guaranty Agreement for Floating-Rate Pool between Registrant and Wachovia Bank, National Association, dated April 11, 2007.

*10.33.4.8	Guaranty Agreement for Junior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007.

*10.33.4.9	Guaranty Agreement for Intermediate Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007.

*10.33.4.10	Guaranty Agreement for Senior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007.

*31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*32.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2007	By:	/s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2007	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer (Principal Financial Officer)

Dated: May 9, 2007	By:	/s/ MARK L. NUNNELEY
Mark L. Nunneley
Chief Accounting Officer (Principal Accounting Officer)

Exhibit
Number	Description of Exhibit
*10.1.4	Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated May 7, 2007.

*10.33.1.1	Amendment #1 to Agreement and Plan of Merger, dated February 21, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc.

*10.33.1.2	Amendment #2 to Agreement and Plan of Merger, dated April 4, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc.

*10.33.4.6	Form of Guaranty for Fixed-Rate Pool between the Registrant and Wachovia Bank, National Association, dated April 11, 2007.

*10.33.4.7	Guaranty Agreement for Floating-Rate Pool between Registrant and Wachovia Bank, National Association, dated April 11, 2007.

*10.33.4.8	Guaranty Agreement for Junior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007.

*10.33.4.9	Guaranty Agreement for Intermediate Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007.

*10.33.4.10	Guaranty Agreement for Senior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007.

*31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*31.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*32.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*32.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)