Form 10-Q
period 2007-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2007-08-08
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007:

Common Stock, $0.01 par value per share	122,611,689

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Investment in hotel properties, net	$4,279,054	$1,632,946
Cash and cash equivalents	157,175	73,343
Restricted cash	48,208	9,413
Accounts receivable, net of allowance of $889 and $384, respectively	81,278	22,081
Inventories	4,522	2,110
Assets held for sale	26,553	119,342
Notes receivable	72,815	102,833
Deferred costs, net	34,066	14,143
Prepaid expenses	21,251	11,154
Other assets	7,193	7,826
Due from third-party hotel managers	39,097	15,964
Due from related parties	3,513	757

Total assets	$4,774,725	$2,011,912

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$2,922,085	$1,091,150
Capital leases payable	815	177
Accounts payable	38,817	16,371
Accrued expenses	85,524	32,591
Dividends payable	34,842	19,975
Deferred income	270	294
Deferred incentive management fees	3,658	3,744
Unfavorable management contract liability	24,714	15,281
Other liabilities	3,084	—
Due to third-party hotel managers	5,583	1,604
Due to related parties	929	4,152

Total liabilities	3,120,321	1,185,339

Commitments and contingencies (see Note 13)
Minority interest in consolidated joint ventures	103,624	—
Minority interest related to limited partnership interests	108,141	109,864
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	75,000	75,000

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	23	23
Series C Cumulative Preferred Stock, 8,000,000 issued and outstanding at June 30, 2007	80	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,634,167 shares issued and 122,613,582 shares outstanding at June 30, 2007 and 72,942,841 shares issued and outstanding at December 31, 2006	1,226	729
Additional paid-in capital	1,452,629	708,420
Accumulated other comprehensive income (loss)	(14)	111
Accumulated deficit	(86,058)	(67,574)
Treasury stock, at cost (20,585 shares)	(247)	—

Total owners’ equity	1,367,639	641,709

Total liabilities and owners’ equity	$4,774,725	$2,011,912

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUE
Rooms	$250,772	$88,550	$364,163	$167,017
Food and beverage	79,116	17,754	110,326	32,540
Rental income from operating leases	1,184	—	1,184	—
Other	16,006	4,263	21,020	7,711

Total hotel revenue	347,078	110,567	496,693	207,268
Interest income from notes receivable	2,866	3,920	6,221	7,866
Asset management fees from affiliates	331	318	663	636

Total Revenue	350,275	114,805	503,577	215,770

EXPENSES
Hotel operating expenses
Rooms	55,268	19,058	80,388	35,908
Food and beverage	55,366	13,114	78,062	24,615
Other direct	7,912	1,836	10,279	3,429
Indirect	88,976	31,032	132,209	60,632
Management fees — third-party hotel managers	10,248	2,601	13,373	4,953
Management fees — related parties (see Note 12)	2,543	1,714	4,939	3,248

Total hotel expenses	220,313	69,355	319,250	132,785

Property taxes, insurance, and other	18,602	6,000	26,614	11,193
Depreciation and amortization	60,213	11,148	77,132	21,155
Corporate general and administrative	7,148	5,339	11,741	10,149

Total Operating Expenses	306,276	91,842	434,737	175,282

OPERATING INCOME	43,999	22,963	68,840	40,488

Interest income	975	566	1,473	1,060
Interest expense	(43,206)	(11,330)	(59,284)	(22,766)
Amortization of loan costs	(2,263)	(461)	(2,923)	(975)
Write-off of loan costs and exit fees	(5,264)	(102)	(5,966)	(788)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(5,759)	11,636	2,140	17,019
Benefit from (provision for) income taxes	(36)	(103)	1,187	(228)
Minority interest in consolidated joint ventures	523	—	523	—
Minority interest related to limited partners	451	(1,839)	(800)	(2,760)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,821)	9,694	3,050	14,031
Income from discontinued operations, net (see Note 5)	25,905	1,329	29,525	4,454

NET INCOME	21,084	11,023	32,575	18,485
Preferred dividends	7,033	2,719	9,826	5,438

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$14,051	$8,304	$22,749	$13,047

Income (Loss) From Continuing Operations Per Share Available To Common Shareholders:
Basic	$(0.11)	$0.13	$(0.08)	$0.16

Diluted	$(0.11)	$0.12	$(0.08)	$0.16

Income From Discontinued Operations Per Share:
Basic	$0.24	$0.02	$0.33	$0.08

Diluted	$0.24	$0.02	$0.33	$0.08

Net Income Per Share Available To Common Shareholders:
Basic	$0.13	$0.15	$0.25	$0.24

Diluted	$0.13	$0.15	$0.25	$0.24

Weighted Average Common Shares Outstanding:
Basic	108,138,363	55,711,214	90,275,311	53,828,335

Diluted	108,138,363	55,924,733	90,275,311	54,365,854

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
NET INCOME	$21,084	$11,023	$32,575	$18,485
Reclassification to Increase (Decrease) Interest Expense	1	(349)	(150)	(711)
Net Unrealized Gains (Losses) on Derivative Instruments	83	—	3	(1)
Foreign Currency Translation Adjustments	22	—	22	—

Comprehensive Income	$21,190	$10,674	$32,450	$17,773

See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.
Consolidated Statement of Owners’ Equity
For the Six Months Ended June 30, 2007
(In Thousands, Except Per Share Amounts)
(Unaudited)

								Accumulated
	Preferred Stock - Series A		Preferred Stock - Series C		Common Stock		Additional	Other
	Number of	$0.01	Number of	$0.01	Number of	$0.01	Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Shares	Cost	Total

Balance at December 31, 2006	2,300	$23	—	$—	72,943	$729	$708,420	$111	$(67,574)	—	$—	$641,709

Stock-based Compensation	—	—	—	—	—	—	2,773	—	—	—	—	2,773

Issuance of Common Shares in Follow-On Public Offering on April 24, 2007	—	—	—	—	48,875	489	547,760	—	—	—	—	548,249

Issuance of Preferred Shares — Series C	—	—	8,000	80	—	—	193,239	—	—	—	—	193,319

Forfeitures of Restricted Common Shares	—	—	—	—	(1)	—	—	—	—	—	—	—

Issuance of Restricted Common Shares to Employees	—	—	—	—	817	8	(268)	—	—	—	—	(260)

Purchases of Treasury Shares	—	—	—	—	—	—	—	—	—	(58)	(700)	(700)

Reissuances of Treasury Shares	—	—	—	—	—	—	—	—	—	37	453	453

Dividends Declared — Common Shares	—	—	—	—	—	—	—	—	(41,233)	—	—	(41,233)

Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	—	(2,458)	—	—	(2,458)

Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	—	(3,128)	—	—	(3,128)

Dividends Declared — Preferred Shares — Series C	—	—	—	—	—	—	705	—	(4,240)	—	—	(3,535)

Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	—	3	—	—	—	3

Reclassification to Reduce Interest Expense	—	—	—	—	—	—	—	(150)	—	—	—	(150)

Foreign Operations Translation Adjustments	—	—	—	—	—	—	—	22	—	—	—	22

Net Income	—	—	—	—	—	—	—	—	32,575	—	—	32,575

Balance at June 30, 2007	2,300	$23	8,000	$80	122,634	$1,226	$1,452,629	$(14)	$(86,058)	(21)	$(247)	$1,367,639

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$32,575	$18,485
Adjustments to reconcile net income to net cash flow provided by operations:
Depreciation and amortization	77,409	23,308
Gains on sales of properties	(34,706)	—
Loss on reclassification from discontinued to continuing	—	863
Amortization of loan costs	2,923	975
Write-off of loan costs and exit fees	5,966	788
Amortization to reduce interest expense from comprehensive income	(150)	(711)
Stock-based compensation	2,966	2,710
Minority interest in consolidated joint ventures	(523)	—
Minority interest related to limited partnership interests	3,806	3,675
Changes in assets and liabilities:
Accounts receivable and inventories	(17,423)	60
Other miscellaneous assets	(22,331)	(6,817)
Restricted cash	(26,041)	14,745
Other miscellaneous liabilities	21,883	4,070

Net cash flow provided by operating activities	46,354	62,151

Cash flows from investing activities:
Acquisitions or originations of notes receivable	—	(26,308)
Proceeds from payments of notes receivable	30,046	22,163
Acquisitions of hotel properties	(2,043,067)	(124,977)
Proceeds from sales of discontinued operations	143,907	17,445
Improvements and additions to hotel properties	(44,923)	(19,011)

Net cash flow used in investing activities	(1,914,037)	(130,688)

Cash flows from financing activities:
Payments of dividends	(41,014)	(29,957)
Borrowings on indebtedness and capital leases	1,903,587	128,865
Payments on indebtedness and capital leases	(637,572)	(141,545)
Payments of deferred financing costs	(14,376)	(296)
Proceeds received from follow-on public offerings	548,249	128,135
Proceeds received from Series C preferred stock sale	193,319	—
Payments for purchases of treasury stock	(700)	—
Payments to convert partnership units into common stock	—	(54)

Net cash flow provided by financing activities	1,951,493	85,148

Effect of exchange rate on cash	22	—
Net change in cash and cash equivalents	83,810	16,611
Cash and cash equivalents, beginning balance	73,343	57,995

Cash and cash equivalents, ending balance	$157,175	$74,606

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
As of June 30, 2007, the Company owned 104 hotel properties directly and 17 hotel properties through equity investments with joint venture partners, which represents 28,908 total rooms or 27,443 net rooms excluding those attributable to joint venture partners. Of the total 121 hotel properties, 120 are located in the United States and one is located in Canada. As of June 30, 2007, the Company also owned approximately $72.9 million of mezzanine or first-mortgage loans receivable.
For federal income tax purposes, the Company elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2007, 120 of the Company’s hotel properties were leased or owned by wholly-owned subsidiaries of the Company that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, such subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated results of operations. As of June 30, 2007, the remaining hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), both primary property managers for the Company, are beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of June 30, 2007, Remington Lodging managed 38 of the Company’s 121 hotel properties while third-party management companies managed the remaining 83 hotel properties.
As of June 30, 2007, 122,613,582 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, 8,000,000 shares of Series C preferred stock, and 13,512,425 units of limited partnership interest held by entities other than the Company were outstanding and 20,585 shares of common stock were held as treasury stock. During the six months ended June 30, 2007, the Company completed the following transactions:
•	On March 27, 2007, the Company issued 838,500 shares of restricted common stock to its executive officers and certain employees.

•	On April 11, 2007, the Company issued 8,000,000 shares of Series C cumulative redeemable preferred stock to a financial institution.

•	On April 24, 2007, the Company issued 48,875,000 shares of common stock in a follow-on public offering.

•	On May 15, 2007, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2008.

•	During the six months ended June 30, 2007, the Company acquired 57,426 shares of treasury stock, of which 36,841 shares were reissued in connection with the aforementioned common stock grants.

•	During the six months ended June 30, 2007, 1,333 unvested shares of restricted common stock were forfeited.
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
In addition, the following items affect the Company’s reporting comparability related to its consolidated financial statements:
•	The operations of the Company’s hotels have historically been seasonal. This seasonality pattern causes fluctuations in the Company’s operating results. Consequently, operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

•	Marriott International, Inc. (“Marriott”) manages 46 of the Company’s properties. For these 46 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the second quarters of 2007 and 2006 ended June 15th and June 16th, respectively.

•	Certain previously reported amounts have been reclassified to conform to the current presentation.
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
3. Significant Accounting Policies Summary
Principles of Consolidation – The Company’s consolidated financial statements include the Company and its majority-owned subsidiaries and its majority-owned joint ventures in which the Company has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
Revenue Recognition – Hotel revenues include room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, and space rentals. Rental income from operating leases represents rental income recognized on a straight-line basis associated with the hotel property leased to a third-party tenant on a triple-net lease basis. Interest income from notes receivable represents interest earned on the Company’s mezzanine and first-mortgage loans receivable portfolio. Asset management fees relate to asset management services performed on behalf of a related party, including risk management and insurance procurement, assistance with taxes, negotiating franchise agreements and equipment leases, monitoring compliance with loan covenants, preparation of capital and operating budgets, and property litigation management. Hotel revenues and asset management fees are recognized as the related services are delivered.
Foreign Currency Translations – Financial information related to the Company’s hotel property located in Montreal, Canada, is maintained in the local currency. Results of operations are translated to U.S. dollars using the average exchange rates during the period while assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Translation adjustments are reflected in the consolidated statements of owners’ equity as a component of accumulated other comprehensive income. Gains or losses from foreign currency transactions, however, are reflected in the consolidated statements of operations.
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
Management Agreements – In connection with the Company’s acquisitions of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006 and the 51-hotel CNL portfolio on April 11, 2007, the Company assumed certain existing management agreements. Based on the Company’s review of these management agreements, the Company concluded that the terms of certain management agreements are more favorable to the respective managers than typical current market management agreements. As a result, the Company recorded unfavorable contract liabilities related to these management agreements as of the respective acquisition dates based on the present value of expected cash outflows over the initial terms of the related agreements, which are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements.
Investment in Hotel Properties – Hotel properties are generally stated at cost. However, the initial properties contributed upon the Company’s formation are stated at the predecessor’s historical cost, net of any impairment charges, plus a minority interest partial step-up related to the acquisition of minority interest from third parties associated with four of the initial properties. In addition, included in the 51-hotel CNL portfolio acquired on April 11, 2007, are 17 hotel properties owned by joint ventures, of which the Company acquired between 70%-89% ownership interest. For these hotel properties, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to the Company’s majority ownership is recorded based on the allocated purchase price of the Company’s ownership interest in the joint ventures. All improvements and additions which extend the useful life of hotel properties are capitalized.
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
Assets Held For Sale and Discontinued Operations – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) the Company will not have any significant continuing involvement subsequent to the disposal.
Notes Receivable – The Company provides mezzanine and first-mortgage financing in the form of loans receivable, which are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”), variable interest entities, as defined, are required to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All such loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate such hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria, and such entities will be consolidated, if required. In evaluating FIN No. 46 criteria, the Company’s analysis involves considerable management judgment and assumptions.
Guarantees – Upon acquisition of the 51-hotel CNL portfolio on April 11, 2007, the Company assumed guarantees, which represent funds provided by third-party hotel managers to guarantee minimum returns for certain hotel properties. As the Company is obligated to repay such amounts through increased incentive management fees over the remaining terms of the related management agreements or through cash reimbursements, such guarantees are recorded as other liabilities. As of June 30, 2007, these liabilities totaled approximately $943,000.
Due From Third-Party Hotel Managers – Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to capital, insurance, real estate taxes, and other items.
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
For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in the fair value are recognized in earnings.
The Company’s objective in using derivatives is to increase stability related to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide the Company with interest rate protection above the strike rate on the cap and result in the Company receiving interest payments when actual rates exceed the cap strike.
Income Taxes – As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the three and six months ended June 30, 2007 and 2006, the (provision for) benefit from income taxes relates to the net income (loss) associated with Ashford TRS.
Segments – The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.

Stock-based Compensation – The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company periodically issues shares of restricted and non-restricted common stock. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of additional performance-based stock awards, including nonqualified stock options. As of June 30, 2007, no performance-based stock awards aside from the aforementioned stock grants have been issued.
Earnings (Loss) Per Share – Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income (loss) from continuing operations less preferred dividends – basic	$(11,854)	$6,975	$(6,776)	$8,593

Weighted average common shares outstanding – basic	108,138,363	55,711,214	90,275,311	53,828,335
Incremental diluted shares related to unvested restricted shares	—	213,519	—	537,519

Weighted average common shares outstanding – diluted	108,138,363	55,924,733	90,275,311	54,365,854

Income (loss) per share from continuing operations - basic	$(0.11)	$0.13	$(0.08)	$0.16

Income (loss) per share from continuing operations - diluted	$(0.11)	$0.12	$(0.08)	$0.16

For the three and six months ended June 30, 2007, incremental diluted shares related to unvested restricted stock of approximately 66,000 and 464,000, respectively, are excluded from the diluted earnings per share calculation as such shares are anti-dilutive. For the three and six months ended June 30, 2007, dividends related to convertible preferred shares of approximately $1.6 million and $3.1 million, respectively, and weighted average convertible preferred shares outstanding of approximately 7.4 million and 7.4 million, respectively, are excluded from the diluted earnings per share calculation as such shares are anti-dilutive. For the three and six months ended June 30, 2007, minority interest income (expense) related to limited partners of approximately ($451,000) and $800,000, respectively, and weighted average units of limited partnership interest of approximately 13.5 million and 13.5 million, respectively, are excluded from the diluted earnings per share calculation as such units are anti-dilutive.
For the three and six months ended June 30, 2006, dividends related to convertible preferred shares of approximately $1.5 million and $3.0 million, respectively, and weighted average convertible preferred shares outstanding of approximately 7.5 million and 7.5 million, respectively, are excluded from the diluted earnings per share calculation as such shares are anti-dilutive. For the three and six months ended June 30, 2006, minority interest expense related to limited partners of approximately $1.8 million and $2.8 million, respectively, and weighted average units of limited partnership interest of approximately 10.8 million and 10.9 million, respectively, are excluded from the diluted earnings per share calculation as such units are anti-dilutive.
Recent Accounting Pronouncements – In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. EITF No. 06-3 relates to taxes assessed by a governmental authority imposed on revenue-producing transactions, such as sales taxes. EITF No. 06-3 states that gross versus net income statement presentation of such taxes is an accounting policy decision requiring disclosure. EITF No. 06-3 further requires disclosure of the amount of such taxes reflected at gross, if any. The Company records all sales net of such taxes.
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
In June 2007, the AICPA issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP No. 07-1”), effective for financial statements issued for fiscal years beginning after December 15, 2007. SOP No. 07-1 clarifies when companies or their investments fall within the scope of investment-company accounting guidance. Investment-company accounting requires, among other things, that investments be carried at fair value with changes in fair value recorded in the statement of operations. The Company is currently evaluating the effects the adoption of SOP No. 07-1 will have on its financial condition or results of operations.
4. Investment in Hotel Properties
Investment in Hotel Properties consists of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Land	$576,273	$217,930
Buildings and improvements	3,606,804	1,379,946
Furniture, fixtures, and equipment	244,287	125,514
Construction in progress	32,256	15,482

Total cost	4,459,620	1,738,872
Accumulated depreciation	(180,566)	(105,926)

Investment in hotel properties, net	$4,279,054	$1,632,946

On April 11, 2007, the Company acquired a 51-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $2.4 billion. Pursuant to this agreement, the Company acquired 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. In addition, on April 11, 2007, the Company acquired the remaining 15% joint venture interest in the Hyatt Regency Dearborn in Detroit, Michigan, for approximately $7.5 million. Considering closing costs and unfavorable contract liabilities assumed, these acquisitions generated an increase in Investment in Hotel Properties of approximately $2.7 billion, which includes the historical cost basis related to the joint venture partners’ minority ownership.
On May 21, 2007, the Company acquired a Marriott Residence Inn and a Hampton Inn, both in Jacksonville, Florida, for approximately $35.8 million. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $35.7 million with the remainder of the purchase price related to working capital.
5. Assets Held for Sale and Discontinued Operations
As of December 31, 2006, the Company had 17 assets, including 15 hotel properties and two office buildings, classified as assets held for sale and discontinued operations. Subsequent to December 31, 2006, Company management made a strategic decision to initiate sales efforts related to its Embassy Suites hotel in Phoenix, Arizona. As a result, the Company classified assets and operating results related to this hotel as held for sale as of all subsequent balance sheet dates and income from discontinued operations for all periods reported, respectively. During the six months ended June 30, 2007, the Company completed the following transactions related to assets classified as held for sale and discontinued operations:
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
On April 24, 2007, the Company sold its Radisson Hotel in Indianapolis, Indiana, for approximately $5.4 million. In connection with this sale, the Company recognized a gain of approximately $2.7 million, of which related income tax gains were deferred through a 1031 like-kind exchange.
On April 26, 2007, the Company sold its Fairfield Inn in Evansville, Indiana, for approximately $5.5 million. In connection with this sale, the Company recognized a gain of approximately $531,000, of which related income tax gains were deferred through a 1031 like-kind exchange.

On April 27, 2007, the Company sold its Embassy Suites in Phoenix, Arizona, for approximately $25.0 million. In connection with this sale, the Company recognized a gain of approximately $8.5 million, of which related income tax gains were deferred through a 1031 like-kind exchange.
On May 2, 2007, the Company sold its Radisson Hotel in Covington, Kentucky, and an office building for approximately $22.4 million. In connection with this sale, the Company recognized a gain of approximately $3.4 million, of which related income tax gains were deferred through a 1031 like-kind exchange.
On May 18, 2007, the Company sold its portfolio of seven TownePlace Suites hotels for approximately $57.5 million. In connection with this sale, the Company recognized a gain of approximately $18.2 million, of which related income tax gains were deferred through a 1031 like-kind exchange.
DEFINITIVE SALES AGREEMENTS REACHED:
On April 3, 2007, the Company reached a definitive agreement to sell its Hampton Inn in Horse Cave, Kentucky, for approximately $3.4 million. As of June 30, 2007, the carrying value of this hotel was approximately $2.9 million. Consequently, the Company expects to recognize a gain on this sale.
For the three and six months ended June 30, 2007 and 2006, financial information related to the Company’s assets included in income from discontinued operations was as follows (in thousands):

	Three Months Ended Ended June 30,		Six Months Ended Ended June 30,
	2007	2006	2007	2006
Total revenues	$8,869	$12,338	$24,897	$31,206

Operating expenses	6,984	8,686	19,214	22,811
Depreciation and amortization	—	1,226	277	2,153
Loss on reclassification from discontinued to continuing	—	863	—	863
Gains on sales of properties	(33,317)	—	(34,706)	—

Operating income	35,202	1,563	40,112	5,379

Benefit from (provision for) income taxes	(6,867)	18	(7,581)	(10)
Minority interest related to limited partners	(2,430)	(252)	(3,006)	(915)

Income, net	$25,905	$1,329	$29,525	$4,454

6. Notes Receivable
Notes receivable consists of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	$11,000	$11,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	—	8,000
$8.0 million mezzanine loan secured by one hotel property, matures May 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	—	8,000
$8.5 million mezzanine loan secured by one hotel property, matures June 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	—	8,500
$4.0 million mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	4,000
$5.6 million mezzanine loan secured by one hotel property, matures July 2008, at an interest rate of LIBOR plus 9.5%, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule	—	5,583
$3.0 million mezzanine loan secured by one hotel property, matures September 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	3,000
$18.2 million first-mortgage loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
$25.7 million mezzanine loan secured by 105 hotel properties, matures April 2008, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,694	25,694
$7.0 million mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity	7,000	7,000
$4.0 million mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity	4,000	4,000

Gross notes receivable	$72,894	$102,977
Deferred income, net	(79)	(144)

Net notes receivable	$72,815	$102,833

On February 6, 2007, the Company received approximately $8.1 million related to all principal and interest due under its $8.0 million note receivable, due February 2007.
On May 8, 2007, the Company received approximately $8.6 million related to all principal and interest due under its $8.5 million note receivable, due June 2007.
On June 11, 2007, the Company received approximately $8.1 million related to all principal and interest due under its $8.0 million note receivable, due May 2010.
On June 18, 2007, the Company received approximately $5.7 million related to all principal and interest due under its $5.6 million note receivable, due July 2008.

In general, the Company’s notes receivable have extension options, prohibit prepayment through certain periods, and require decreasing prepayment penalties through maturity. As of June 30, 2007, all notes receivable balances were current and no reserve for loan losses had been recorded.

7. Indebtedness
Indebtedness, all of which is considered non-recourse, consists of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
$455.1 million mortgage note payable secured by 25 hotel properties, of which $160.5 million matures July 1, 2015 and $294.6 million matures February 1, 2016, at a weighted average fixed interest rate locked at 5.42%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning July 10, 2010	$455,115	$487,110
$211.5 million term loan secured by 16 hotel properties divided equally into two pools. The first pool for $110.9 million matures December 11, 2014, at a fixed interest rate of 5.75%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2009. The second pool for $100.6 million matures December 11, 2015, at a fixed interest rate of 5.7%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2010	211,475	211,475
$928.5 million mortgage loan secured by 28 hotel properties, matures April 11, 2017, at a weighted average fixed interest rate locked at 5.95%, with interest-only payments due monthly plus principal payments based on a thirty-year amortization schedule beginning April 11, 2012	928,465	—
$375.0 million loan secured by 18 hotel properties and mezzanine notes receivable, matures May 9, 2009, at an interest rate of LIBOR plus 1.65%, with interest-only payments due monthly, with three one-year extension options	375,035	—
$300.0 million secured credit facility, matures April 9, 2010, at an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.125% to 0.20% on the unused portion of the line payable quarterly, with two one-year extension options	50,000	—
$150.0 million secured credit facility secured by nine hotel properties, matures August 16, 2008, at an interest rate of LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.2% to 0.35% on the unused portion of the line payable quarterly, with two one-year extension options	—	25,000
$47.5 million secured credit facility secured by 1 hotel property, revolving period through October 11, 2007, matures October 10, 2008, at an interest rate of LIBOR plus 1.0% to 1.5% depending on the outstanding balance through the revolving period and LIBOR plus 2% thereafter, with interest-only payments due monthly, with three one-year extension options	—	—
Mortgage note payable secured by one hotel property, matures December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter, with principal and interest payments due monthly of approximately $462,000 through December 31, 2007 and $598,000 thereafter, and including a remaining premium of approximately $1.8 million	53,534	54,565
Mortgage note payable secured by one hotel property, matures December 8, 2016, at an interest rate of 5.81%, with interest-only payments due monthly plus principal payments based on a thirty-year amortization schedule beginning December 8, 2011	101,000	101,000
Mortgage note payable secured by six hotel properties, matures December 11, 2009, at an interest rate of LIBOR plus 1.72%, with interest-only payments due monthly, with two one-year extension options	184,000	212,000
Mortgage loans assumed with acquisition of CNL Portfolio, secured by 18 hotel properties, maturing between 2008 and 2025, with an average blended interest rate of 6.01%, with total principal and interest payments due monthly of approximately $3.3 million, and including a total remaining premium of approximately $2.5 million (approximately $125.0 million of principal is attributable to joint venture partners)	563,461	—

Total	$2,922,085	$1,091,150

At June 30, 2007 and December 31, 2006, LIBOR was 5.32% and 5.32%, respectively.
On January 30, 2007, the Company completed a $20.0 million draw on its $150.0 million credit facility, due August 16, 2008.
On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, for approximately $28.3 million, the Company paid down its $212.0 million mortgage note payable, due December 11, 2009, by approximately $28.0 million. Consequently, the $212.0 million mortgage loan secured by seven hotels outstanding at December 31, 2006 became the $184.0 million mortgage loan secured by six hotels outstanding at June 30, 2007. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $212,000.
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
On April 11, 2007, in connection with its acquisition of a 51-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $2.4 billion plus closing costs of approximately $96.0 million, the Company executed a $928.5 million, ten-year, fixed-rate loan at an average blended interest rate of 5.95%, a $555.1 million, two-year, variable-rate loan with three one-year extension options at an interest rate of LIBOR plus 1.65%, and a $325.0 million, one-year, variable-rate loan with two one-year extension options at an interest rate of LIBOR plus 1.5%, and assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2025. In addition, the Company executed a $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, requires interest-only payments through maturity, and requires quarterly commitment fees ranging from 0.125% to 0.20% of the average undrawn balance during the quarter. To fund this acquisition, the Company drew approximately $50.0 million on this credit facility. Regarding the assumed debt of approximately $562.1 million, the Company preliminarily recorded these loans at premiums totaling approximately $2.7 million as the fixed interest rates on many of these loans exceeds current interest rates the Company would otherwise incur on similar financial instruments. The debt premiums are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method.
On April 11, 2007, in connection with its acquisition of the remaining 15% joint venture interest in the Hyatt Regency Dearborn in Detroit, Michigan, for approximately $7.5 million, the Company assumed debt attributable to the joint venture partner of approximately $4.6 million. The Company acquired the other 85% interest pursuant to its acquisition of the 51-property hotel portfolio on April 11, 2007, as discussed above.
On April 16, 2007, the Company drew $25.0 million on its $200.0 million credit facility, due April 9, 2010.
On April 24 and 25, 2007, with proceeds received from its follow-on public offering completed April 24, 2007, the Company paid down the $45.0 million outstanding balance on its $47.5 million credit facility, due October 10, 2008, paid off the $325.0 million variable-rate loan, due April 9, 2008, and paid down its $555.1 million variable-rate loan, due May 9, 2009, by approximately $180.1 million. These three debt payments were made on April 25, 2007, April 24, 2007, and April 25, 2007, respectively. In connection with these repayments, the Company wrote-off unamortized loan costs of approximately $1.9 million related to the repayment of the $325.0 million loan and incurred prepayment penalties of approximately $559,000 related to the $180.1 million repayment.
On May 3, 2007, the Company repaid $25.0 million on its $200.0 million credit facility, due April 9, 2010.
On May 18, 2007, in connection with the Company’s sale of its portfolio of seven TownePlace Suites hotels for approximately $57.5 million, the Company paid down approximately $32.0 million related to its mortgage loan due July 1, 2015. Consequently, the $487.1 million mortgage loan secured by 32 hotels outstanding at December 31, 2006 became the $455.1 million mortgage loan secured by 25 hotels outstanding at June 30, 2007. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $205,000 and incurred prepayment penalties of approximately $1.5 million.
On May 22, 2007, the Company modified its $200.0 million credit facility, due April 9, 2010, to increase its capacity to $300.0 million.

Maturities of indebtedness as of June 30, 2007 are as follows (in thousands):

July 1, 2007 to June 30, 2008	$90,488
July 1, 2008 to June 30, 2009	590,449
July 1, 2009 to June 30, 2010	337,868
July 1, 2010 to June 30, 2011	173,392
July 1, 2011 to June 30, 2012	23,908
Thereafter	1,705,980

Total	$2,922,085

8. Derivative Instruments and Hedging Activities
Derivatives owned by the Company as of June 30, 2007 and December 31, 2006 as well as derivative-related transactions completed by the Company during the six months ended June 30, 2007 are described below:
On October 28, 2005, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit its exposure to rising interest rates on $45.0 million of its variable-rate debt. The Company designated the $45.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt. On February 9, 2006, the Company paid down the related hedged $45.0 million revolving mortgage loan, due October 10, 2008, to $100 and discontinued hedge accounting related to this derivative as it no longer qualified as a cash flow hedge.
On December 6, 2006, the Company purchased a 6.25% LIBOR interest rate cap with a $212.0 million notional amount, which matures December 11, 2009, to limit its exposure to rising interest rates on $212.0 million of its variable-rate debt. The Company designated the $212.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt. On February 6, 2007, the Company paid down the related hedged $212.0 million mortgage loan, due December 11, 2009, by approximately $28.0 million and discontinued hedge accounting related to $28.0 million of this derivative. Consequently, the Company recognized hedge ineffectiveness related to this $28.0 million as other income increase (decrease) of approximately $13,000 and ($471), respectively, for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, no hedge ineffectiveness was recognized.
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
On April 11, 2007, the Company purchased four 6.0% LIBOR interest rate caps with a total notional amount of approximately $555.1 million, which mature May 9, 2009, to limit its exposure to rising interest rates on $555.1 million of its variable-rate debt. On April 25, 2007, the Company paid down the related hedged $555.1 million mortgage loan, due May 9, 2009, by approximately $180.1 million and terminated a corresponding amount of these caps. As the remaining $375.0 million of these caps did not meet applicable hedge accounting criteria, such derivatives are not designated as cash flow hedges.
Regarding derivatives not qualifying as cash flow hedges, changes in fair value are recognized in earnings. For the three and six months ended June 30, 2007, approximately $53,000 and $32,000, respectively, was recognized as other income related to these derivatives. For the three and six months ended June 30, 2006, fair value changes related to such derivatives was nominal.
As of June 30, 2007 and December 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
As of June 30, 2007 and December 31, 2006, derivatives with a fair value of approximately $413,000 and $222,000 were included in other assets, respectively. For the three and six months ended June 30, 2007, the change in accumulated other comprehensive income (loss) of approximately $84,000 and ($147,000), respectively, for all derivatives is separately disclosed in the consolidated statements of comprehensive income (loss). For the three and six months ended June 30, 2006, the change in accumulated other comprehensive income (loss) of approximately ($349,000) and ($712,000), respectively, for all derivatives is separately disclosed in the consolidated statements of comprehensive income (loss).
Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $23,000 will be reclassified from accumulated other comprehensive income (loss) existing at June 30, 2007 to increase interest expense.
9. Employee Stock Grants
All shares issued under the Company’s Stock Plan are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of each issuance. For the three and six months ended June 30, 2007, the Company recognized compensation expense of approximately $1.9 million and $3.0 million, respectively, related to these shares. For the three and six months ended June 30, 2006, the Company recognized compensation expense of approximately $1.8 million and $2.7 million, respectively, related to these shares. As of June 30, 2007, the unamortized value of the Company’s unvested shares of restricted stock was approximately $15.4 million, with an average remaining vesting period of approximately 1.73 years.

For the six months ended June 30, 2007, the Company completed the following transactions related to its Stock Plan:
•	On March 27, 2007, the Company issued 712,500 shares of restricted common stock to its executive officers. Such shares vest over four years.

•	On March 27, 2007, the Company issued 126,000 shares of restricted common stock to certain employees. Such shares vest over three years.

•	On May 15, 2007, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2008. Such shares vested immediately.

•	During the six months ended June 30, 2007, 1,333 unvested shares of restricted common stock were forfeited.
For the six months ended June 30, 2007, the following table summarizes information regarding the Company’s Stock Plan:

		Weighted Average
	Share Count	Grant Price
Unvested shares at December 31, 2006	939,623	$11.74
Shares granted on March 27, 2007	838,500	12.39
Shares granted on May 15, 2007	16,000	12.06
Shares forfeited on June 21, 2007	(1,333)	12.41
Shares vested during the six months ended June 30, 2007	(376,193)	11.53

Unvested shares at June 30, 2007	1,416,597	$12.18

10. Capital Stock
Common Stock - During the six months ended June 30, 2007, the Company acquired 57,426 shares of treasury stock for approximately $700,000 in connection with the Company’s Stock Plan, which allows employees to tender vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest. During the six months ended June 30, 2007, the Company reissued 36,841 treasury shares as common stock granted to its executives, certain employees, and directors under its Stock Plan.
On April 13, 2007, the Company filed a Form S-3 related to the registration of an indeterminate value of securities for potential future issuance, including common stock, preferred stock, debt, and warrants. The Company prepaid filing fees for the issuance of $1.0 billion of said securities.
On April 24, 2007, in a follow-on public offering, the Company issued 48,875,000 shares of its common stock at $11.75 per share, which generated gross proceeds of approximately $574.3 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $548.2 million. The 48,875,000 shares issued include 6,375,000 shares sold pursuant to an over-allotment option granted to the underwriters. These net proceeds along with cash on hand were used to pay-down the $45.0 million outstanding balance on its $47.5 million credit facility, due October 10, 2008, payoff the $325.0 million variable-rate loan, due April 9, 2008, and pay-down its $555.1 million variable-rate loan, due May 9, 2009, by approximately $180.1 million. These three debt payments were made on April 25, 2007, April 24, 2007, and April 25, 2007, respectively.
Preferred Stock - In accordance with the Company’s charter, the Company is authorized to issue 50 million shares of preferred stock, which, as of June 30, 2007, includes both Series A cumulative preferred stock, Series B cumulative convertible redeemable preferred stock, and Series C cumulative redeemable preferred stock.
On April 11, 2007, the Company issued 8.0 million shares of Series C cumulative redeemable preferred stock at $25 per share for approximately $200.0 million less a commitment fee of approximately $6.3 million. Series C preferred stock has no maturity date. Dividends are payable quarterly, when and as declared, at a rate of three-month LIBOR plus 2.5% through the first 18 months and three-month LIBOR plus a range of 4.25% to 8.0% depending on the net debt to total assets ratio thereafter. Dividends are payable on the 15th day of January, April, July, and October of each year, or if such day is not a business day, the next succeeding business day. Before 18 months and after 78 months from the date of issuance, Series C preferred stock is redeemable at the Company’s option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Between 18 months and 78 months from the date of issuance, Series C preferred stock is not redeemable, except in certain limited circumstances relating to the ownership limitation necessary to preserve the Company’s qualification as a REIT. In general, the holders of Series C preferred stock have no voting rights.
Common Stock and Units Dividends – During the six months ended June 30, 2007, the Company declared cash dividends of approximately $45.3 million, or $0.21 per diluted share per quarter, related to both common stockholders and common unit holders, of which approximately $41.2 million and $4.1 million related to each, respectively. During the six months ended June 30, 2007, the Company declared cash dividends of approximately $1.5 million, or $0.19 per diluted share per quarter, related to Class B unit holders.
Series A Preferred Stock Dividends – During the six months ended June 30, 2007, the Company declared cash dividends of approximately $2.5 million, or $0.5344 per diluted share per quarter, related to Series A preferred stockholders.

Series B Preferred Stock Dividends – During the six months ended June 30, 2007, the Company declared cash dividends of approximately $3.1 million, or $0.21 per diluted share per quarter, related to Series B preferred stockholders.
Series C Preferred Stock Dividends – During the six months ended June 30, 2007, the Company declared cash dividends of approximately $3.5 million, based on LIBOR plus 2.5% for the period outstanding, related to Series C preferred stockholders. In addition, the Company recognized non-cash preferred dividends of approximately $705,000 related to the amortization of the discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance.
11. Minority Interest
Minority Interest In Consolidated Joint Ventures – Minority interest in consolidated joint ventures represents net income (loss) attributable to joint venture partners that own 11%-30% of 17 hotel properties acquired on April 11, 2007.
Minority Interest Related To Limited Partners - Minority interest related to limited partners represents the limited partners’ proportionate share of the equity in the operating partnership. Minority interest related to limited partners represents dividends to Class B common unit holders plus an allocation of net income (loss) available to common shareholders after deducting dividends to Class B common unit holders based on the common unit holders’ weighted average limited partnership percentage ownership throughout the period. As of June 30, 2007 and December 31, 2006, all units of limited partnership interest represent 9.92% and 15.63% minority interest ownership, respectively.
12. Related Party Transactions
Under management agreements with related parties owned by the Company’s Chairman and its Chief Executive Officer, the Company pays such related parties a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors. As of June 30, 2007, these related parties managed 38 of the Company’s 121 hotels while unaffiliated management companies managed the remaining 83 hotel properties.
Under agreements with both related parties and unaffiliated hotel managers, the Company incurred property management fees, including incentive property management fees, of approximately $17.0 million and $24.5 million for the three and six months ended June 30, 2007, respectively, and approximately $6.2 million and $12.0 million for the three and six months ended June 30, 2006, respectively. Incentive property management fees are included in indirect expenses on the consolidated statements of operations.
Regarding the $17.0 million incurred for the three months ended June 30, 2007, approximately $2.6 million and $14.4 million relates to related parties and third parties, respectively. Regarding the $24.5 million incurred for the six months ended June 30, 2007, approximately $5.2 million and $19.4 million relates to related parties and third parties, respectively.
Regarding the $6.2 million incurred for the three months ended June 30, 2006, approximately $2.5 million and $3.7 million relates to related parties and third parties, respectively. Regarding the $12.0 million incurred for the six months ended June 30, 2006, approximately $4.6 million and $7.4 million relates to related parties and third parties, respectively.
Under these agreements with related parties, the Company also incurred market service and project management fees related to capital improvement projects of approximately $1.7 million and $2.9 million for the three and six months ended June 30, 2007, respectively, and approximately $1.1 million and $2.8 million for the three and six months ended June 30, 2006, respectively.
In addition, these related parties fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, travel, and accounting. The related parties allocate such charges to the Company based on various methodologies, including headcount and actual amounts incurred. For the three and six months ended June 30, 2007, such costs were approximately $1.2 million and $2.4 million, respectively. For the three and six months ended June 30, 2006, such costs were approximately $1.0 million and $2.0 million, respectively.
Management agreements with related parties include exclusivity clauses that require the Company to engage such related parties, unless the Company’s independent directors either (i) unanimously vote to hire a different manager or developer or (ii) by a majority vote elect not to engage such related party because special circumstances exist or, based on the related party’s prior performance, it is believed that another manager or developer could materially improve the performance of such management duties.
13. Commitments and Contingencies
Restricted Cash - Under certain management and debt agreements existing at June 30, 2007, the Company escrows payments required for insurance, real estate taxes, and debt service. In addition, for certain properties with underlying debt, the Company escrows 4% to 6% of gross revenue for capital improvements.
Franchise Fees - Under franchise agreements existing at June 30, 2007, the Company pays franchisors royalty fees between 2.5% and 6% of gross room revenue as well as fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be liable for up to three times the average annual franchise fees incurred for that property.
Management Fees - Under management agreements existing at June 30, 2007, the Company pays a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire from 2007 through 2027, with renewal options on agreements with related parties of up to 25 additional years. In addition, if the Company terminates a management agreement related to any of its initial properties prior to its expiration due to sale of the property, it may be liable for all estimated management fees due under the management agreement’s remaining term. However, this termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to any of its hotels prior to its expiration, it may be liable for estimated management fees through the remaining term of the related contract or, in certain circumstances, substitute a new management agreement related to a different hotel.
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
14. Supplemental Cash Flow Information
During the six months ended June 30, 2007 and 2006, interest paid was approximately $52.0 million and $22.3 million, respectively.
During the six months ended June 30, 2007 and 2006, income taxes paid were approximately $1.8 million and $46,000, respectively.
During the six months ended June 30, 2007, the Company recorded the following non-cash transactions: a) on March 27, 2007, the Company issued 838,500 shares of restricted common stock to its executives and certain employees, b) on April 11, 2007, in connection with its acquisition of a 51-property hotel portfolio, the Company assumed ten mortgage loans totaling approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners) and recognized debt premiums of approximately $2.7 million, c) on April 11, 2007, the in connection with its acquisition of the remaining 15% joint venture interest in a hotel property, the Company assumed debt attributable to the joint venture partner of approximately $4.6 million, d) on May 15, 2007, the Company issued 16,000 shares of common stock to its directors, and e) during the six months ended June 30, 2007, the Company recognized non-cash preferred dividends of approximately $705,000 related to the amortization of the discount associated with its Series C preferred stock.
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

For the three months ended June 30, 2007, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$347,409	$2,866	$—	$350,275

Operating expenses	238,915	—	—	238,915
Depreciation and amortization	60,213	—	—	60,213
Corporate general and administrative	—	—	7,148	7,148

Operating income (loss)	48,281	2,866	(7,148)	43,999

Interest income	—	—	975	975
Interest expense	—	—	(43,206)	(43,206)
Amortization of loan costs	—	—	(2,263)	(2,263)
Write-off of loan costs	—	—	(5,264)	(5,264)

Income (loss) before minority interest and benefit from income taxes	48,281	2,866	(56,906)	(5,759)

Provision for income taxes	—	—	(36)	(36)
Minority interest in consolidated joint ventures	—	—	523	523
Minority interest related to limited partners	—	—	451	451

Net income (loss) from continuing operations	$48,281	$2,866	$(55,968)	$(4,821)

Income from discontinued operations, net				25,905

Net income				$21,084

For the three months ended June 30, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$110,885	$3,920	$—	$114,805

Operating expenses	75,355	—	—	75,355
Depreciation and amortization	11,148	—	—	11,148
Corporate general and administrative	—	—	5,339	5,339

Operating income (loss)	24,382	3,920	(5,339)	22,963

Interest income	—	—	566	566
Interest expense	—	—	(11,330)	(11,330)
Amortization of loan costs	—	—	(461)	(461)
Write-off of loan costs	—	—	(102)	(102)

Income (loss) before minority interest and provision for income taxes	24,382	3,920	(16,666)	11,636

Provision for income taxes	—	—	(103)	(103)
Minority interest related to limited partners	—	—	(1,839)	(1,839)

Net income (loss) from continuing operations	$24,382	$3,920	$(18,608)	$9,694

Income from discontinued operations, net				1,329

Net income				$11,023

For the six months ended June 30, 2007, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$497,356	$6,221	$—	$503,577

Operating expenses	345,864	—	—	345,864
Depreciation and amortization	77,132	—	—	77,132
Corporate general and administrative	—	—	11,741	11,741

Operating income (loss)	74,360	6,221	(11,741)	68,840

Interest income	—	—	1,473	1,473
Interest expense	—	—	(59,284)	(59,284)
Amortization of loan costs	—	—	(2,923)	(2,923)
Write-off of loan costs	—	—	(5,966)	(5,966)

Income (loss) before minority interest and benefit from income taxes	74,360	6,221	(78,441)	2,140

Benefit from income taxes	—	—	1,187	1,187
Minority interest in consolidated joint ventures	—	—	523	523
Minority interest related to limited partners	—	—	(800)	(800)

Net income (loss) from continuing operations	$74,360	$6,221	$(77,531)	$3,050

Income from discontinued operations, net				29,525

Net income				$32,575

For the six months ended June 30, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$207,904	$7,866	$—	$215,770

Operating expenses	143,978	—	—	143,978
Depreciation and amortization	21,155	—	—	21,155
Corporate general and administrative	—	—	10,149	10,149

Operating income (loss)	42,771	7,866	(10,149)	40,488

Interest income	—	—	1,060	1,060
Interest expense	—	—	(22,766)	(22,766)
Amortization of loan costs	—	—	(975)	(975)
Write-off of loan costs	—	—	(788)	(788)

Income (loss) before minority interest and provision for income taxes	42,771	7,866	(33,618)	17,019

Provision for income taxes	—	—	(228)	(228)
Minority interest related to limited partners	—	—	(2,760)	(2,760)

Net income (loss) from continuing operations	$42,771	$7,866	$(36,606)	$14,031

Income from discontinued operations, net				4,454

Net income				$18,485

As of June 30, 2007 and December 31, 2006, aside from the Company’s $72.9 million and $103.0 million notes receivable portfolio, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the three and six months ended June 30, 2007 and 2006, all capital expenditures incurred by the Company relate to the direct hotel investments segment.
As of June 30, 2007 and December 31, 2006, all of the Company’s owned hotels are domestically located, except for the Hyatt Regency in Montreal, Canada, acquired April 11, 2007. In addition, at June 30, 2007 and December 31, 2006, all hotels securing the Company’s notes receivable are domestically located with the exception of one hotel securing an $18.2 million loan receivable located in Nevis, West Indies.

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
On December 7, 2006, the Company acquired a seven-property hotel portfolio (“MIP Portfolio”) from a partnership of affiliates of Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts for approximately $267.2 million in cash. Of the seven acquired hotels, five were considered core hotels while two were considered non-core hotels classified as held for sale. To fund this acquisition, the Company used cash available on its balance sheet, proceeds from a $25.0 million draw on a credit facility, and proceeds from a $212.0 million mortgage loan executed on December 7, 2006.
On April 11, 2007, the Company acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion plus closing costs of approximately $96.0 million. The Company acquired 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. To fund this acquisition, the Company utilized several sources as follows: a) borrowings of approximately $928.5 million of ten-year, fixed-rate debt at an average blended interest rate of 5.95%, approximately $555.1 million of two-year, variable-rate debt with three one-year extension options at an interest rate of LIBOR plus 1.65%, and approximately $325.0 million of one-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.5%, b) the sale of 8.0 million shares of Series C Cumulative Redeemable Preferred Stock for approximately $200.0 million less a commitment fee of approximately $6.3 million at a dividend rate of LIBOR plus 2.5%, c) assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2025, and d) a $50.0 million draw on a newly executed $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, and requires interest-only payments through maturity. With respect to this acquisition, the Company assumed certain existing management agreements. Based on the Company’s preliminary review of these management agreements, the Company believes that the terms of certain management agreements are more favorable to the manager than typical current-market management agreements. As a result, the Company recorded an unfavorable contract liability of approximately $10.4 million related to these management agreements, which is being amortized as a reduction to incentive management fees on a straight-line basis over the initial terms of the related management agreements.
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
On May 21, 2007, the Company acquired a Marriott Residence Inn and a Hampton Inn, both in Jacksonville, Florida, from MS Resort Holdings LLC for approximately $35.8 million in cash. These hotel properties were previously owned by CNL and were acquired by the Company related to its acquisition of the CNL Portfolio on April 11, 2007. The Company used proceeds from its sale of seven hotels on May 18, 2007 and cash available on its balance sheet to fund this acquisition.
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
The following unaudited pro forma statements of operations for the six months ended June 30, 2007 and 2006 are based on the Company’s historical consolidated financial statements adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Six Months Ended June 30,
	2007	2006
Total revenues	$728,205	$694,216
Operating expenses	631,503	610,992

Operating income	96,702	83,224
Interest income	1,473	1,060
Interest expense and amortization and write-off of loan costs	(115,895)	(93,979)

Loss before minority interest and income taxes	(17,720)	(9,695)
Benefit from (provision for) income taxes	2	(2,751)
Minority interest in consolidated joint ventures	223	1,242
Minority interest relating to limited partners	1,656	1,046

Loss from continuing operations	(15,839)	(10,158)
Preferred dividends	(15,018)	(15,018)

Loss from continuing operations available to common shareholders	$(30,857)	$(25,176)

Basic and diluted:
Loss from continuing operations per share available to common shareholders	$(0.25)	$(0.21)

Weighted average shares outstanding	121,257	121,257

17. Subsequent Events
On July 2, 2007, the Company sold its Hampton Inn in Horse Cave, Kentucky, for approximately $3.5 million. As of June 30, 2007, the carrying value of this hotel was approximately $2.9 million. Consequently, the Company expects to recognize a gain on this sale.
On July 18, 2007, the Company issued 8.0 million shares of 8.45% Series D cumulative preferred stock at $25 per share for approximately $200.0 million less underwriting discounts and commissions of approximately $6.3 million. Series D preferred stock has no maturity date, and the Company is not required to redeem the shares at any time. Prior to July 18, 2012, Series D preferred stock is not redeemable, except in certain limited circumstances, as described in our charter. However, on and after July 18, 2012, Series D preferred stock will be redeemable at the Company’s option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.11 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, the holders of Series D preferred stock have no voting rights.
On July 18, 2007, with proceeds received from the issuance of Series D preferred stock discussed above, the Company redeemed its 8.0 million shares of Series C preferred stock for approximately $200.0 million and received a refund of related commitment fees of approximately $4.3 million.
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
Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on March 9, 2007. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.
EXECUTIVE OVERVIEW:
We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of June 30, 2007, we owned 121 hotels, including 17 hotels through equity investments with joint ventures, and approximately $72.9 million of mezzanine or first-mortgage loans receivable. Of these 121 hotels, five were contributed upon our formation, eight were acquired in 2003, 16 were acquired in 2004, 29 were acquired in 2005, ten were acquired in 2006, and 53 were acquired in 2007. As of June 30, 2007, 118 of the 121 owned hotels were classified in continuing operations while the remaining three were classified as discontinued operations.
For the three months ended June 30, 2007 and 2006, the 61 non-comparative hotel properties acquired since March 31, 2006 that are included in continuing operations contributed approximately $235.2 million and $22.3 million to our total revenue and operating income, respectively, for 2007, and approximately $4.3 million and negative $232,000 to our total revenue and operating income, respectively, for 2006.
For the six months ended June 30, 2007 and 2006, the 62 non-comparative hotel properties acquired since December 31, 2005 that are included in continuing operations contributed approximately $284.7 million and $26.4 million to our total revenue and operating income, respectively, for 2007, and approximately $8.2 million and $163,000 to our total revenue and operating income, respectively, for 2006.
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
Throughout 2006 and the first half of 2007, strong economic growth in the United States economy combined with improved business demand generated strong RevPar growth throughout the lodging industry. For the remainder of 2007, forecasts for the lodging industry continue to be favorable.
RESULTS OF OPERATIONS:
Marriott International, Inc. (“Marriott”) manages 46 of the Company’s properties. For these 46 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the second quarters of 2007 and 2006 ended June 15th and June 16th, respectively.
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

The following table illustrates the key performance indicators for the three and six months ended June 30, 2007 and 2006 for the 57 and 56 hotel properties included in continuing operations that we’ve owned throughout the comparative three and six months periods presented, respectively (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Comparative Hotels (57 and 56 properties for quarter and year-to-date comparative periods, respectively):
Room revenues (in thousands)	$90,294	$85,450	$171,014	$160,957
RevPar	$100.40	$95.02	$97.70	$90.98
Occupancy	78.31%	78.68%	75.30%	75.40%
ADR	$128.21	$120.77	$129.75	$120.66
The following table reflects key line items from our consolidated statements of operations for the three months ended June 30, 2007 and 2006 (in thousands, unaudited):

	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	June 30, 2007	June 30, 2006	2006 to 2007
Total revenue	$350,275	$114,805	$235,470

Total hotel expenses	220,313	69,355	(150,958)

Property taxes, insurance, and other	18,602	6,000	(12,602)
Depreciation and amortization	60,213	11,148	(49,065)
Corporate general and administrative	7,148	5,339	(1,809)

Operating income	43,999	22,963	21,036

Interest income	975	566	409
Interest expense	(43,206)	(11,330)	(31,876)
Amortization of loan costs	(2,263)	(461)	(1,802)
Write-off of loan costs and exit fees	(5,264)	(102)	(5,162)
Provision for income taxes	(36)	(103)	67
Minority interest in consolidated joint ventures	523	—	523
Minority interest relating to limited partners	451	(1,839)	2,290
Income from discontinued operations, net	25,905	1,329	24,576

Net income	$21,084	$11,023	$10,061

The following table reflects key line items from our consolidated statements of operations for the six months ended June 30, 2007 and 2006 (in thousands, unaudited):

	Six Months	Six Months	Favorable (Unfavorable)
	Ended	Ended	Change
	June 30, 2007	June 30, 2006	2006 to 2007
Total revenue	$503,577	$215,770	$287,807

Total hotel expenses	319,250	132,785	(186,465)

Property taxes, insurance, and other	26,614	11,193	(15,421)
Depreciation and amortization	77,132	21,155	(55,977)
Corporate general and administrative	11,741	10,149	(1,592)

Operating income	68,840	40,488	28,352

Interest income	1,473	1,060	413
Interest expense	(59,284)	(22,766)	(36,518)
Amortization of loan costs	(2,923)	(975)	(1,948)
Write-off of loan costs and exit fees	(5,966)	(788)	(5,178)
Benefit from (provision for) income taxes	1,187	(228)	1,415
Minority interest in consolidated joint ventures	523	—	523
Minority interest relating to limited partners	(800)	(2,760)	1,960
Income from discontinued operations, net	29,525	4,454	25,071

Net income	$32,575	$18,485	$14,090
Comparison of the Three Months Ended June 30, 2007 and June 30, 2006
Revenue. Total revenue for the three months ended June 30, 2007 increased approximately $235.5 million or 205.1% to approximately $350.3 million from total revenue of approximately $114.8 million for the three months ended June 30, 2006. The increase was primarily due to approximately $231.0 million in incremental revenues attributable to the 61 hotel properties acquired since March 31, 2006 that are included in continuing operations and approximately $5.6 million increase in revenues for comparable hotels, primarily due to increases in room revenues, offset by a decrease of approximately $1.1 million in income earned on the Company’s mezzanine loans receivable portfolio as a result of a decline in the average balance outstanding compared to the same period last year.
Room revenues at comparable hotels for the three months ended June 30, 2007 increased approximately $4.8 million or 5.7% compared to the same quarter of 2006, primarily due to an increase in RevPar from $95.02 to $100.4, which consisted of a 6.2% increase in ADR and a 0.5% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced significant increases in ADR and relatively flat occupancy. In addition to improved market conditions, certain hotels also benefited in 2007 from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels in 2007 reduced room availability, which offset these increases.
Food and beverage revenues at comparable hotels for the three months ended June 30, 2007 increased approximately $1.2 million or 7.4% compared to the same quarter of 2006 primarily due to increased occupancy at certain hotels, increased prices overall, and increased banquets at certain hotels.
Other revenues for the three months ended June 30, 2007 compared to the same period of 2006 increased approximately $11.7 million due to approximately $12.3 million in incremental revenues attributable to the 61 hotel properties acquired since March 31, 2006 that are included in continuing operations offset by a slight decline of approximately $542,000 at comparable hotels primarily due to decreased space rentals at certain hotels.
Interest income from notes receivable decreased to approximately $2.9 million for the three months ended June 30, 2007 compared to approximately $3.9 million for the same quarter of 2006 due to a decrease in the average mezzanine loans portfolio balance outstanding during the three months ended June 30, 2007 compared to the same period last year.
Asset management fees were approximately $331,000 for the three months ended June 30, 2007 compared to approximately $318,000 for the same quarter of 2006. Asset management fees relate to 27 hotel properties owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates subsequently sold the remaining six hotel properties. However, the affiliates, pursuant to an agreement, continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $151.0 million or 217.7% for the three months ended June 30, 2007 compared to the same quarter of 2006, primarily due to approximately $148.0 million of expenses associated with the 61 hotel properties acquired since March 31, 2006 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $2.9 million or 4.5% for the three months ended June 30, 2007 compared to the same quarter of 2006 primarily due to increases in rooms, food and beverage, and indirect expenses.

Rooms expense at comparable hotels increased approximately $898,000 or 5.0% for the three months ended June 30, 2007 compared to the same quarter of 2006 primarily due to increased occupancy at certain hotels, virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff, and increased prices overall. The increase in food and beverage expense at comparable hotels is consistent with the related increase in food and beverage revenues. Indirect expenses at comparable hotels increased approximately $1.5 million or 4.9% for the three months ended June 30, 2007 compared to the same quarter of 2006. Indirect expenses primarily increased as a result of:
•	increased hotel-level general and administrative expenses due to increased salaries and staffing needs consistent with increased revenues, and

•	increased franchise fees due to increased room revenues at certain hotels in 2007.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $12.6 million or 210.0% for the three months ended June 30, 2007 compared to the same quarter of 2006 due to approximately $12.6 million of expenses associated with the 61 hotel properties acquired since March 31, 2006 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense was flat in the second quarter of 2007 compared to the second quarter of 2006.
Depreciation and Amortization. Depreciation and amortization increased approximately $49.1 million or 440.1% for the three months ended June 30, 2007 compared to the same quarter of 2006 primarily due to approximately $47.8 million of depreciation associated with the 61 hotel properties acquired since March 31, 2006 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $1.3 million in the first quarter of 2007 compared to the first quarter of 2006 as a result of capital improvements made at several comparative hotels since March 31, 2006.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $7.1 million for the three months ended June 30, 2007 compared to approximately $5.3 million for the same period of 2006, which includes an increase in non-cash expenses associated with stock-based compensation from approximately $1.8 million in 2006 compared to approximately $1.9 million in 2007. The overall increase is primarily the result of increased headcount due to the acquisition of a 51-property hotel portfolio on April 11, 2007. As a percentage of total revenue, however, corporate general and administrative expense decreased to approximately 2.0% in 2007 from approximately 4.7% in 2006 due to corporate synergies inherent in overall growth.
Operating Income. Operating income was approximately $44.0 million and $23.0 million for the three months ended June 30, 2007 and 2006, respectively, which represents an increase of approximately $21.0 million as a result of the aforementioned operating results.
Interest Income. Interest income increased approximately $409,000 to approximately $975,000 for the three months ended June 30, 2007 from approximately $566,000 for the comparable 2006 quarter primarily due to interest earned on funds received from borrowings and equity offerings during the second quarter of 2007 in excess of interest earned on funds received from borrowings and equity offerings during the second quarter of 2006.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $33.7 million to approximately $45.5 million for the three months ended June 30, 2007 from approximately $11.8 million for the same quarter of 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods.
Write-off of Loan Costs and Exit Fees. On April 10, 2007, the Company repaid its $45.0 million outstanding balance on its $150.0 million credit facility, due August 16, 2008, and terminated the facility. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $1.2 million. On April 24 and 25, 2007, with proceeds received from its follow-on public offering completed April 24, 2007, the Company paid off its $325.0 million variable-rate loan, due April 9, 2008, and paid down approximately $180.1 million related to its $555.1 million variable-rate loan, due May 9, 2009. In connection with these repayments, the Company wrote-off unamortized loan costs of approximately $1.9 million and incurred prepayment penalties of approximately $559,000. On May 18, 2007, in connection with the Company’s sale of seven TownePlace Suites hotels, the Company paid down approximately $32.0 million related to its mortgage loan due July 1, 2015. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $205,000 and incurred prepayment penalties of approximately $1.5 million. On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage loan, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $102,000.
Provision for Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases all of its hotel properties, except one, to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended June 30, 2007 and 2006, the provision for income taxes of approximately $36,000 and $103,000, respectively, relates to the net income associated with Ashford TRS. For the three months ended June 30, 2007 and 2006, an additional benefit from (provision for) income taxes of approximately ($6.9 million) and $18,000 is included in discontinued operations, respectively. For the three months ended June 30, 2007, the provision for income taxes included in discontinued operations primarily relates to gains on sales of properties.
Minority Interest In Consolidated Joint Ventures. Minority interest in consolidated joint ventures represents net income (loss) attributable to joint venture partners that own 11%-30% of 17 hotel properties acquired on April 11, 2007.
Minority Interest Related to Limited Partners. Minority interest related to limited partners represents an (increase) reduction to net income of approximately ($451,000) and $1.8 million for the three months ended June 30, 2007 and 2006, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of equity in the operating partnership. Minority interest represents an allocation of net income (loss) available to common unit holders based on these common unit holders’ weighted-average limited partnership percentage ownership throughout the period plus dividends related to Class B unit holders.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations was approximately ($4.8 million) and $9.7 million for the three months ended June 30, 2007 and 2006, respectively, which represents a decrease of approximately $14.5 million as a result of the aforementioned operating results.
Income from Discontinued Operations, Net. During the three months ended June 30, 2007, the Company classified operations from 16 assets, including 14 hotel properties and two office buildings, as discontinued. During that time, 12 of these assets, including 11 hotel properties and one office building, were sold, which resulted in gains totaling approximately $33.3 million. During the three months ended June 30, 2006, the Company classified operations from 14 assets, including 12 hotel properties and two office buildings, as discontinued.
Net Income. Net income was approximately $21.1 million and $11.0 million for the three months ended June 30, 2007 and 2006, respectively, which represents an increase of approximately $10.1 million as a result of the aforementioned operating results and gains on sales of properties in 2007.
Preferred Dividends. During the three months ended June 30, 2007, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share per quarter, for Series A preferred stockholders, approximately $1.6 million, or $0.21 per diluted share per quarter, for Series B preferred stockholders, and approximately $3.5 million for Series C preferred stockholders. In addition, during the three months ended June 30, 2007, the Company recognized non-cash preferred dividends of approximately $705,000 related to the amortization of the Series C preferred stock discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance. During the three months ended June 30, 2006, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share, for Series A preferred stockholders, and approximately $1.5 million, or $0.20 per diluted share, for Series B preferred stockholders.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $14.1 million and $8.3 million for the three months ended June 30, 2007 and 2006, respectively, which represents an increase of approximately $5.7 million as a result of the aforementioned operating results, gains on sales of properties in 2007, and preferred dividends.
Comparison of the Six Months Ended June 30, 2007 and June 30, 2006
Revenue. Total revenue for the six months ended June 30, 2007 increased approximately $287.8 million or 133.4% to approximately $503.6 million from total revenue of approximately $215.8 million for the six months ended June 30, 2006. The increase was primarily due to approximately $276.5 million in incremental revenues attributable to the 62 hotel properties acquired since December 31, 2005 that are included in continuing operations and approximately $12.9 million increase in revenues for comparable hotels, primarily due to increases in room revenues, offset by a decrease of approximately $1.6 million in income earned on the Company’s mezzanine loans receivable portfolio as a result of a decline in the average balance outstanding compared to the same period last year.
Room revenues at comparable hotels for the six months ended June 30, 2007 increased approximately $10.1 million or 6.2% compared to the same period of 2006, primarily due to an increase in RevPar from $90.98 to $97.70, which consisted of a 7.5% increase in ADR and a 0.1% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced significant increases in ADR and relatively flat occupancy. In addition to improved market conditions, certain hotels also benefited in 2007 from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels in 2007 reduced room availability, which offset these increases.
Food and beverage revenues at comparable hotels for the six months ended June 30, 2007 increased approximately $3.7 million or 12.0% compared to the same period of 2006 primarily due to increased occupancy at certain hotels, increased prices overall, and increased banquets at certain hotels.
Other revenues for the six months ended June 30, 2007 compared to the same period of 2006 increased approximately $13.3 million due to approximately $14.1 million in incremental revenues attributable to the 62 hotel properties acquired since December 31, 2005 that are included in continuing operations offset by a decline of approximately $826,000 at comparable hotels primarily due to decreased space rentals at certain hotels.
Interest income from notes receivable decreased to approximately $6.2 million for the six months ended June 30, 2007 compared to approximately $7.9 million for the same period of 2006 due to a decrease in the average mezzanine loans portfolio balance outstanding during the six months ended June 30, 2007 compared to the same period last year.
Asset management fees were approximately $663,000 for the six months ended June 30, 2007 compared to approximately $636,000 for the same period of 2006. Asset management fees relate to 27 hotel properties owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates subsequently sold the remaining six hotel properties. However, the affiliates, pursuant to an agreement, continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $186.5 million or 140.4% for the six months ended June 30, 2007 compared to the same period of 2006, primarily due to approximately $181.2 million of expenses associated with the 62 hotel properties acquired since December 31, 2005 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $5.3 million or 4.2% for the six months ended June 30, 2007 compared to the same period of 2006 primarily due to increases in rooms, food and beverage, and indirect expenses.
Rooms expense at comparable hotels increased approximately $1.4 million or 4.1% for the six months ended June 30, 2007 compared to the same period of 2006 primarily due to increased occupancy at certain hotels, virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff, and increased prices overall. The increase in food and beverage expense at comparable hotels is consistent with the related increase in food and beverage revenues. Indirect expenses at comparable hotels increased approximately $2.2 million or 3.8% for the six months ended June 30, 2007 compared to the same period of 2006. Indirect expenses primarily increased as a result of:
•	increased hotel-level general and administrative expenses due to increased salaries and staffing needs consistent with increased revenues, and

•	increased franchise fees due to increased room revenues at certain hotels in 2007.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $15.4 million or 137.8% for the six months ended June 30, 2007 compared to the same period of 2006 due to approximately $15.1 million of expenses associated with the 62 hotel properties acquired since December 31, 2005 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense increased approximately $361,000 for the six months ended June 30, 2007 compared to the same period of 2006 primarily resulting from increased property insurance rates, particularly related to Florida hotels, and increased property value tax assessments at certain hotels.
Depreciation and Amortization. Depreciation and amortization increased approximately $56.0 million or 264.6% for the six months ended June 30, 2007 compared to the same period of 2006 primarily due to approximately $54.1 million of depreciation associated with the 62 hotel properties acquired since December 31, 2005 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $1.9 million for the six months ended June 30, 2007 compared to the same period of 2006 as a result of capital improvements made at several comparative hotels since December 31, 2005.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $11.7 million for the six months ended June 30, 2007 compared to approximately $10.1 million for the same period of 2006, which includes an increase in non-cash expenses associated with stock-based compensation from approximately $2.7 million in 2006 compared to approximately $3.0 million in 2007. The increase is primarily the result of increased headcount due to the acquisition of a 51-property hotel portfolio on April 11, 2007. As a percentage of total revenue, however, corporate general and administrative expense decreased to approximately 2.3% in 2007 from approximately 4.7% in 2006 due to corporate synergies inherent in overall growth.
Operating Income. Operating income was approximately $68.8 million and $40.5 million for the six months ended June 30, 2007 and 2006, respectively, which represents an increase of approximately $28.4 million as a result of the aforementioned operating results.
Interest Income. Interest income increased approximately $413,000 to approximately $1.5 million for the six months ended June 30, 2007 from approximately $1.1 million for the comparable 2006 period primarily due to interest earned on funds received from borrowings and equity offerings during 2007 in excess of interest earned on funds received from borrowings and equity offerings during 2006.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $38.5 million to approximately $62.2 million for the six months ended June 30, 2007 from approximately $23.7 million for the same period of 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods.
Write-off of Loan Costs and Exit Fees. On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, the Company paid down approximately $28.0 million of its mortgage loan, due December 11, 2009. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $212,000. On March 8, 2007, the Company terminated its $100.0 million credit facility, due December 23, 2008. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $490,000. On April 10, 2007, the Company repaid its $45.0 million outstanding balance on its $150.0 million credit facility, due August 16, 2008, and terminated the facility. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $1.2 million. On April 24 and 25, 2007, with proceeds received from its follow-on public offering completed April 24, 2007, the Company paid off its $325.0 million variable-rate loan, due April 9, 2008, and paid down approximately $180.1 million related to its $555.1 million variable-rate loan, due May 9, 2009. In connection with these repayments, the Company wrote-off unamortized loan costs of approximately $1.9 million and incurred prepayment penalties of approximately $559,000. On May 18, 2007, in connection with the Company’s sale of seven TownePlace Suites hotels, the Company paid down approximately $32.0 million related to its mortgage loan due July 1, 2015. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $205,000 and incurred prepayment penalties of approximately $1.5 million. On March 24, 2006, in connection with the sale of eight hotel properties, the buyer assumed approximately $93.7 million of mortgage debt, due July 1, 2015. Related to this assumption, the Company wrote-off unamortized loan costs of approximately $687,000. On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $102,000.
Benefit from (Provision for) Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases all of its hotel properties, except one, to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the six months ended June 30, 2007 and 2006, the benefit from (provision for) income taxes of approximately $1.2 million and ($228,000), respectively, relates to the net (loss) income associated with Ashford TRS. For the six months ended June 30, 2007 and 2006, an additional provision for income taxes of approximately $7.6 million and $10,000 is included in discontinued operations, respectively. For the six months ended June 30, 2007, the provision for income taxes included in discontinued operations primarily relates to gains on sales of properties.
Minority Interest In Consolidated Joint Ventures. Minority interest in consolidated joint ventures represents net income (loss) attributable to joint venture partners that own 11%-30% of 17 hotel properties acquired on April 11, 2007.
Minority Interest Related to Limited Partners. Minority interest related to limited partners represents a reduction to net income of approximately $800,000 and $2.8 million for the six months ended June 30, 2007 and 2006, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of equity in the operating partnership. Minority interest represents an allocation of net income (loss) available to common unit holders based on these common unit holders’ weighted-average limited partnership percentage ownership throughout the period plus dividends related to Class B unit holders.
Income from Continuing Operations. Income from continuing operations was approximately $3.1 million and $14.0 million for the six months ended June 30, 2007 and 2006, respectively, which represents a decrease of approximately $11.0 million as a result of the aforementioned operating results.
Income from Discontinued Operations, Net. During the six months ended June 30, 2007, the Company classified operations from 18 assets, including 16 hotel properties and two office buildings, as discontinued. During this time, 14 of these assets, including 13 hotel properties and one office building, were sold, which resulted in gains totaling approximately $34.7 million. During the six months ended June 30, 2006, the Company classified operations from 24 assets, including 22 hotel properties and two office buildings, as discontinued. During that time, ten of these hotel properties were sold.
Net Income. Net income was approximately $32.6 million and $18.5 million for the six months ended June 30, 2007 and 2006, respectively, which represents an increase of approximately $14.1 million as a result of the aforementioned operating results and gains on sales of properties in 2007.
Preferred Dividends. During the six months ended June 30, 2007, the Company declared cash dividends of approximately $2.5 million, or $0.5344 per diluted share per quarter, for Series A preferred stockholders, approximately $3.1 million, or $0.21 per diluted share per quarter, for Series B preferred stockholders, and approximately $3.5 million for Series C preferred stockholders. In addition, during the six months ended June 30, 2007, the Company recognized non-cash preferred dividends of approximately $705,000 related to the amortization of the Series C preferred stock discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance. During the six months ended June 30, 2006, the Company declared cash dividends of approximately $2.5 million, or $0.5344 per diluted share, for Series A preferred stockholders, and approximately $3.0 million, or $0.20 per diluted share, for Series B preferred stockholders.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $22.7 million and $13.0 million for the six months ended June 30, 2007 and 2006, respectively, which represents an increase of approximately $9.7 million as a result of the aforementioned operating results, and gains on sales of properties in 2007, and preferred dividends.
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

The following table reconciles net income available to common shareholders to FFO available to common shareholders for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income available to common shareholders	$14,051	$8,304	$22,749	$13,047

Plus real estate depreciation and amortization	60,127	12,187	77,243	22,913
Remove gains on sales of properties, net of related income taxes	(26,450)	—	(27,839)	—
Remove minority interest relating to limited partners	1,979	2,091	3,806	3,675

FFO available to common shareholders	$49,707	$22,582	$75,959	$39,635

For the three months ended June 30, 2007, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.6 million and write-off of loan costs and exit fees of approximately $5.3 million. For the three months ended June 30, 2006, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.5 million, the write-off of loan costs and exit fees of approximately $102,000, and the loss from reclassifying certain hotels operations from discontinued to continuing of approximately $863,000.
For the six months ended June 30, 2007, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $3.1 million and the write-off of loan costs and exit fees of approximately $6.0 million. For the six months ended June 30, 2006, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $3.0 million, the write-off of loan costs and exit fees of approximately $788,000, and the loss from reclassifying certain hotels operations from discontinued to continuing of approximately $863,000.
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
During the six months ended June 30, 2007, we completed the following significant transactions, which affected our cash flow and liquidity:
Business Combinations:
On April 11, 2007, the Company acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion plus closing costs of approximately $96.0 million. The Company acquired 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. To fund this acquisition, the Company utilized several sources as follows: a) borrowings of approximately $928.5 million of ten-year, fixed-rate debt at an average blended interest rate of 5.95%, approximately $555.1 million of two-year, variable-rate debt with three one-year extension options at an interest rate of LIBOR plus 1.65%, and approximately $325.0 million of one-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.5%, b) the sale of 8.0 million shares of Series C Cumulative Redeemable Preferred Stock for approximately $200.0 million less a commitment fee of approximately $6.3 million at a dividend rate of LIBOR plus 2.5%, c) assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2025, and d) a $50.0 million draw on a newly executed $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, and requires interest-only payments through maturity.
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

On May 21, 2007, the Company acquired a Marriott Residence Inn and a Hampton Inn, both in Jacksonville, Florida, from MS Resort Holdings LLC for approximately $35.8 million in cash. The Company used proceeds from its sale of seven hotels on May 18, 2007 and cash available on hand to fund this acquisition.
Capital Stock:
On April 11, 2007, the Company issued 8.0 million shares of Series C cumulative redeemable preferred stock at $25 per share for approximately $200.0 million less a commitment fee of approximately $6.3 million. Dividends are payable quarterly, when and as declared, at a rate of three-month LIBOR plus 2.5% through the first 18 months and three-month LIBOR plus a range of 4.25% to 8.0% depending on the net debt to total assets ratio thereafter.
On April 24, 2007, in a follow-on public offering, the Company issued 48,875,000 shares of its common stock at $11.75 per share, which generated gross proceeds of approximately $574.3 million. However, the aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $548.2 million. The 48,875,000 shares issued include 6,375,000 shares sold pursuant to an over-allotment option granted to the underwriters. These net proceeds along with cash on hand were used to pay-down the $45.0 million outstanding balance on its $47.5 million credit facility, due October 10, 2008, payoff the $325.0 million variable-rate loan, due April 9, 2008, and pay-down its $555.1 million variable-rate loan, due May 9, 2009, by approximately $180.1 million. These three debt payments were made on April 25, 2007, April 24, 2007, and April 25, 2007, respectively.
During the six months ended June 30, 2007, the Company acquired 57,426 shares of treasury stock for approximately $700,000 in connection with the Company’s Stock Plan, which allows employees to tender vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest. During the six months ended June 30, 2007, the Company reissued 36,841 treasury shares as common stock granted to its executives, certain employees, and directors under its Stock Plan.
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
On April 24, 2007, the Company sold its Radisson Hotel in Indianapolis, Indiana, for approximately $5.4 million. In connection with this sale, the Company recognized a gain of approximately $2.7 million, of which related income tax gains were deferred through a 1031 like-kind exchange.
On April 26, 2007, the Company sold its Fairfield Inn in Evansville, Indiana, for approximately $5.5 million. In connection with this sale, the Company recognized a gain of approximately $531,000, of which related income tax gains were deferred through a 1031 like-kind exchange.
On April 27, 2007, the Company sold its Embassy Suites in Phoenix, Arizona, for approximately $25.0 million. In connection with this sale, the Company recognized a gain of approximately $8.5 million, of which related income tax gains were deferred through a 1031 like-kind exchange.
On May 2, 2007, the Company sold its Radisson Hotel in Covington, Kentucky, and an office building for approximately $22.4 million. In connection with this sale, the Company recognized a gain of approximately $3.4 million, of which related income tax gains were deferred through a 1031 like-kind exchange.
On May 18, 2007, the Company sold its portfolio of seven TownePlace Suites hotels for approximately $57.5 million. In connection with this sale, the Company recognized a gain of approximately $18.2 million, of which related income tax gains were deferred through a 1031 like-kind exchange.
Notes Receivable:
On February 6, 2007, the Company received approximately $8.1 million related to all principal and interest due under its $8.0 million note receivable, due February 2007.
On May 8, 2007, the Company received approximately $8.6 million related to all principal and interest due under its $8.5 million note receivable, due June 2007.
On June 11, 2007, the Company received approximately $8.1 million related to all principal and interest due under its $8.0 million note receivable, due May 2010.
On June 18, 2007, the Company received approximately $5.7 million related to all principal and interest due under its $5.6 million note receivable, due July 2008.

Indebtedness:
On January 30, 2007, the Company completed a $20.0 million draw on its $150.0 million credit facility, due August 16, 2008.
On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, for approximately $28.3 million, the Company paid down its $212.0 million mortgage note payable, due December 11, 2009, by approximately $28.0 million. Consequently, the $212.0 million mortgage loan secured by seven hotels outstanding at December 31, 2006 became the $184.0 million mortgage loan secured by six hotels outstanding at June 30, 2007.
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
On April 11, 2007, in connection with its acquisition of a 51-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $2.4 billion plus closing costs of approximately $96.0 million, the Company executed a $928.5 million, ten-year, fixed-rate loan at an average blended interest rate of 5.95%, a $555.1 million, two-year, variable-rate loan with three one-year extension options at an interest rate of LIBOR plus 1.65%, and a $325.0 million, one-year, variable-rate loan with two one-year extension options at an interest rate of LIBOR plus 1.5%, and assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2025. In addition, the Company executed a $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, requires interest-only payments through maturity, and requires quarterly commitment fees ranging from 0.125% to 0.20% of the average undrawn balance during the quarter. To fund this acquisition, the Company drew approximately $50.0 million on this credit facility.
On April 11, 2007, in connection with its acquisition of the remaining 15% joint venture interest in the Hyatt Regency Dearborn in Detroit, Michigan, for approximately $7.5 million, the Company assumed debt attributable to the joint venture partner of approximately $4.6 million. The Company acquired the other 85% interest pursuant to its acquisition of the 51-property hotel portfolio on April 11, 2007, as discussed above.
On April 16, 2007, the Company drew $25.0 million on its $200.0 million credit facility, due April 9, 2010.
On April 24 and 25, 2007, with proceeds received from its follow-on public offering completed April 24, 2007, the Company paid down the $45.0 million outstanding balance on its $47.5 million credit facility, due October 10, 2008, paid off the $325.0 million variable-rate loan, due April 9, 2008, and paid down its $555.1 million variable-rate loan, due May 9, 2009, by approximately $180.1 million. These three debt payments were made on April 25, 2007, April 24, 2007, and April 25, 2007, respectively.
On May 3, 2007, the Company repaid $25.0 million on its $200.0 million credit facility, due April 9, 2010.
On May 18, 2007, in connection with the Company’s sale of its portfolio of seven TownePlace Suites hotels for approximately $57.5 million, the Company paid down approximately $32.0 million related to its mortgage loan due July 1, 2015. Consequently, the $487.1 million mortgage loan secured by 32 hotels outstanding at December 31, 2006 became the $455.1 million mortgage loan secured by 25 hotels outstanding at June 30, 2007.
On May 22, 2007, the Company modified its $200.0 million credit facility, due April 9, 2010, to increase its capacity to $300.0 million.
Dividends:
During the six months ended June 30, 2007, the Company declared cash dividends of approximately $45.3 million, or $0.21 per diluted share per quarter, related to both common stockholders and common unit holders, of which approximately $41.2 million and $4.1 million related to each, respectively. During the six months ended June 30, 2007, the Company declared cash dividends of approximately $1.5 million, or $0.19 per diluted share per quarter, related to Class B unit holders.
During the six months ended June 30, 2007, the Company declared cash dividends of approximately $2.5 million, or $0.5344 per diluted share per quarter, related to Series A preferred stockholders.
During the six months ended June 30, 2007, the Company declared cash dividends of approximately $3.1 million, or $0.21 per diluted share per quarter, related to Series B preferred stockholders.
During the six months ended June 30, 2007, the Company declared cash dividends of approximately $3.5 million, based on LIBOR plus 2.5% for the period outstanding, related to Series C preferred stockholders.
Net Cash Flow Provided By Operating Activities. For the six months ended June 30, 2007, net cash flow provided by operating activities of approximately $46.4 million decreased approximately $15.8 million from net cash flow provided by operating activities of approximately $62.2 million for the same period of 2006. The decrease in net cash flow provided by operating activities was primarily attributable to an increase in restricted cash in 2007 compared to a decrease in restricted cash in 2006 as well as the timing of operational payments. These changes offset improved operating income (or net income excluding depreciation, amortization, and gains on sales) in 2007, which resulted from improved operations at the 56 comparable hotels included in continuing operations as well as the 62 hotels acquired since December 31, 2005 included in continuing operations.
Net Cash Flow Used In Investing Activities. For the six months ended June 30, 2007, net cash flow used in investing activities was approximately $1.9 billion, which consisted of approximately $2.0 billion related to acquisitions of hotel properties and approximately $44.9 million of improvements to various hotel properties. These cash outlays were partially offset by approximately $143.9 million related to sales of 13 hotel properties and one office building and approximately $30.0 million related to payments on notes receivable. For the six months ended June 30, 2006, net cash flow used in investing activities was approximately $130.7 million, which consisted of approximately $125.0 million related to acquisitions of hotel properties, $26.3 million related to acquisitions or originations of notes receivable, and $19.0 million of improvements to various hotel properties. These cash outlays were somewhat offset by net proceeds of approximately $17.4 million related to sales of ten hotel properties and $22.2 million related to payments on notes receivable.
Net Cash Flow Provided By Financing Activities. For the six months ended June 30, 2007, net cash flow provided by financing activities was approximately $2.0 billion, which represents approximately $1.9 billion in borrowings of debt, $193.3 million of net proceeds related to the issuance of Series C preferred stock, and $548.2 million of net proceeds received from the Company’s follow-on public offering on April 24, 2007. These cash inflows were partially offset by approximately $637.6 million of payments on indebtedness and capital leases, $41.0 million of dividends paid, $14.4 million of payments of loan costs, and $700,000 of payments to acquire treasury shares. For the six months ended June 30, 2006, net cash flow provided by financing activities was approximately $85.1 million, which represents $128.9 million in draws on the Company’s credit facilities and approximately $128.1 million of net proceeds received from the Company’s follow-on public offering on January 25, 2006, partially offset by approximately $30.0 million of dividends paid, $141.5 million of payments on indebtedness and capital leases, $296,000 of payments of loan costs, and $54,000 of costs associated with issuing common shares in exchange for units of limited partnership interest.
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
We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loan or from proceeds from additional issuances of common stock, preferred stock, or other securities. However, other than acquisitions mentioned herein, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.
Our existing hotels are located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.
SUBSEQUENT EVENTS:
On July 2, 2007, the Company sold its Hampton Inn in Horse Cave, Kentucky, for approximately $3.5 million. As of June 30, 2007, the carrying value of this hotel was approximately $2.9 million. Consequently, the Company expects to recognize a gain on this sale.
On July 18, 2007, the Company issued 8.0 million shares of 8.45% Series D cumulative preferred stock at $25 per share for approximately $200.0 million less underwriting discounts and commissions of approximately $6.3 million. Series D preferred stock has no maturity date, and the Company is not required to redeem the shares at any time. Prior to July 18, 2012, Series D preferred stock is not redeemable, except in certain limited circumstances, as described in our charter. However, on and after July 18, 2012, Series D preferred stock will be redeemable at the Company’s option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.11 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, the holders of Series D preferred stock have no voting rights.
On July 18, 2007, with proceeds received from the issuance of Series D preferred stock discussed above, the Company redeemed its 8.0 million shares of Series C preferred stock for approximately $200.0 million and received a refund of related commitment fees of approximately $4.3 million.
INFLATION:
We rely entirely on the performance of our properties and the ability of the properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates rather quickly, but competitive pressures may limit their ability to outpace inflation. Our general and administrative costs, such as real estate and personal property taxes, property and casualty insurance, and utilities, are subject to inflation as well.
SEASONALITY:
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during summer months. This seasonality pattern causes fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flow from the operations of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
CRITICAL ACCOUNTING POLICIES:
Critical accounting policies, which we believe are the most significant to fully understand and evaluate our reported financial results, are described below:
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
Management Agreements – In connection with the Company’s acquisitions of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006 and the 51-hotel CNL portfolio on April 11, 2007, the Company assumed certain existing management agreements. Based on the Company’s review of these management agreements, the Company concluded that the terms of certain management agreements are more favorable to the respective managers than typical current market management agreements. As a result, the Company recorded unfavorable contract liabilities related to these management agreements as of the respective acquisition dates based on the present value of expected cash outflows over the initial terms of the related agreements, which are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements.
Investment in Hotel Properties – Hotel properties are generally stated at cost. However, the initial properties contributed upon the Company’s formation are stated at the predecessor’s historical cost, net of any impairment charges, plus a minority interest partial step-up related to the acquisition of minority interest from third parties associated with four of the initial properties. In addition, included in the 51-hotel CNL portfolio acquired on April 11, 2007, are 17 hotel properties owned by joint ventures, of which the Company acquired between 70%-89% ownership interest. For these hotel properties, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to the Company’s majority ownership is recorded based on the allocated purchase price of the Company’s ownership interest in the joint ventures. All improvements and additions which extend the useful life of hotel properties are capitalized.
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
Assets Held For Sale and Discontinued Operations – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) the Company will not have any significant continuing involvement subsequent to the disposal.
Notes Receivable – The Company provides mezzanine and first-mortgage financing in the form of loans receivable, which are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”), variable interest entities, as defined, are required to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All such loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate such hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria, and such entities will be consolidated, if required. In evaluating FIN No. 46 criteria, the Company’s analysis involves considerable management judgment and assumptions.
Recent Accounting Pronouncements – In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the tax position must be measured to determine the amount of benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years 2003 through 2006 and 2002 through 2006 remain subject to potential examination by certain federal and state taxing authorities, respectively. No income tax examinations are currently in process. As the Company determined no material unrecognized tax benefits or liabilities exist, the adoption of FIN No. 48, effective January 1, 2007, did not impact the Company’s financial condition or results of operations. The Company classifies interest and penalties related to underpayment of income taxes as income tax expense.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
As of June 30, 2007, our $2.9 billion debt portfolio consisted of approximately $2.3 billion, or 78.2%, of fixed-rate debt, with interest rates ranging from 5.42% to 12.85%, and approximately $609.0 million, or 21.8%, of variable-rate debt. For the six months ended June 30, 2007, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of June 30, 2007 would be approximately $3.0 million.
Periodically, we purchase derivatives to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the cap’s strike rate and result in us receiving interest payments when interest rates exceed the cap strike. As of June 30, 2007, derivatives with a fair value of approximately $413,000 were included in other assets. Derivatives owned as of June 30, 2007 are described below:
On October 28, 2005, we purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matures October 15, 2007, to limit our exposure to rising interest rates on $45.0 million of our variable-rate debt. We designated the $45.0 million cap as a cash flow hedge of our exposure to changes in interest rates on a corresponding amount of variable-rate debt. On February 9, 2006, we paid down the related hedged $45.0 million mortgage loan, due October 10, 2007, to $100 and discontinued hedge accounting related to this derivative.
On December 6, 2006, we purchased a 6.25% LIBOR interest rate cap with a $212.0 million notional amount, which matures December 11, 2009, to limit our exposure to rising interest rates on $212.0 million of our variable-rate debt. We designated the $212.0 million cap as a cash flow hedge of our exposure to changes in interest rates on a corresponding amount of variable-rate debt. On February 6, 2007, we paid down the related hedged $212.0 million mortgage loan, due December 11, 2009, by approximately $28.0 million and discontinued hedge accounting related to $28.0 million of this derivative.
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
On April 11, 2007, we purchased four 6.0% LIBOR interest rate caps with a total notional amount of approximately $555.1 million, which mature May 9, 2009, to limit our exposure to rising interest rates on $555.1 million of our variable-rate debt. On April 25, 2007, we paid down the related hedged $555.1 million mortgage loan, due May 9, 2009, by approximately $180.1 million and terminated a corresponding amount of these caps. As the remaining $375.0 million of these derivatives did not meet applicable hedge accounting criteria, such derivatives are not designated as cash flow hedges.
As of June 30, 2007, our $72.9 million notes receivable portfolio consisted of approximately $57.9 million of outstanding variable-rate notes and approximately $15.0 million of outstanding fixed-rate notes. For the six months ended June 30, 2007, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate notes receivable as of June 30, 2007 would be approximately $289,000.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2007, it does not consider exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On April 11, 2007, the Company issued 8,000,000 shares of Series C Preferred Stock to Wachovia LLC for $200,000,000, less a commitment fee of approximately $6.3 million, a portion of which may be refunded to the Company upon redemption. In addition, the Series C Preferred Stock is not convertible or exchangeable into any other securities of the Company. The issuance of the Series C Preferred Stock was effected in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
All of the issued and outstanding shares of Series C Preferred Stock were redeemed on July 18, 2007 for an aggregate redemption price of $200.0 million. In connection with this redemption, the Company received a refund of approximately $4.3 million of the commitment fee paid in connection with the issuance of the Series C preferred stock.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2007 Annual Stockholders’ Meeting on May 15, 2007 (“Annual Meeting”), the total number of shares of the Company’s voting capital stock entitled to vote on the record date of March 19, 2007 was 80,384,706 shares (comprised of 72,936,841 common shares and 7,447,865 Series B-1 Preferred Shares), and a total of 75,861,826 shares (or 94.37%) of the Company’s voting capital stock were present at the Annual Meeting in person or by proxy.
At the Annual Meeting, the Company’s stockholders elected the seven nominees listed below as Directors of the Company until its 2008 Annual Stockholders’ Meeting. With respect to this election, the following table sets forth, for each of the directors elected, the number of votes cast for and the number of votes withheld:

Nominee	Votes For	Votes Withheld
Archie Bennett, Jr.	74,099,833	1,761,993
Monty Bennett	74,290,381	1,571,445
Marty Edelman	70,655,920	5,205,906
W.D. Minami	74,831,813	1,030,013
W. Michael Murphy	74,831,337	1,030,489
Philip S. Payne	74,750,610	1,111,216
Charles P. Toppino	64,457,782	11,404,044
Second, at the Annual Meeting, the Company’s stockholders ratified the selection of Ernst & Young LLP as our independent auditor for the ensuing year. In connection with this election, there were 75,799,458 votes cast for ratification, 29,030 votes against, and 33,338 shares abstained from voting.
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

Dated: August 8, 2007	By:	/s/ MONTGOMERY J. BENNETT Montgomery J. Bennett
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2007	By:	/s/ DAVID J. KIMICHIK

David J. Kimichik
Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2007	By:	/s/ MARK L. NUNNELEY

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