Form 10-Q
period 2007-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2007-11-06
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.

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

(Zip code)
Dallas, Texas

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2007:
Common Stock, $0.01 par value per share	122,746,852

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Investment in hotel properties, net	$4,186,590	$1,632,946
Cash and cash equivalents	143,678	73,343
Restricted cash	49,135	9,413
Accounts receivable, net of allowance of $1,227 and $384, respectively	76,504	22,081
Inventories	4,435	2,110
Assets held for sale	110,608	119,342
Notes receivable	72,827	102,833
Deferred costs, net	31,405	14,143
Prepaid expenses	17,827	11,154
Other assets	9,187	7,826
Due from third-party hotel managers	48,422	15,964
Due from related parties	2,030	757

Total assets	$4,752,648	$2,011,912

LIABILITIES AND OWNERS’ EQUITY
Indebtedness	$2,919,737	$1,091,150
Capital leases payable	811	177
Accounts payable	50,917	16,371
Accrued expenses	84,922	32,591
Dividends payable	34,733	19,975
Deferred income	264	294
Deferred incentive management fees	3,615	3,744
Unfavorable management contract liabilities	24,149	15,281
Other liabilities	1,115	—
Due to third-party hotel managers	7,497	1,604
Due to related parties	3,368	4,152

Total liabilities	3,131,128	1,185,339

Commitments and contingencies (see Note 13)
Minority interest in consolidated joint ventures	105,785	—
Minority interest related to limited partnership interests in the operating partnership	105,595	109,864
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	75,000	75,000

Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	23	23
Series D Cumulative Preferred Stock, 8,000,000 issued and outstanding at September 30, 2007	80	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,632,274 shares issued and 122,608,938 shares outstanding at September 30, 2007 and 72,942,841 shares issued and outstanding at December 31, 2006	1,226	729
Additional paid-in capital	1,452,611	708,420
Accumulated other comprehensive income (loss)	(81)	111
Accumulated deficit	(118,444)	(67,574)
Treasury stock, at cost (23,336 shares)	(275)	—

Total owners’ equity	1,335,140	641,709

Total liabilities and owners’ equity	$4,752,648	$2,011,912

     See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
REVENUE
Rooms	$249,633	$88,598	$609,484	$255,615
Food and beverage	67,173	17,472	177,066	50,012
Rental income from operating leases	1,449	—	2,633	—
Other	15,862	4,247	36,779	11,958

Total hotel revenue	334,117	110,317	825,962	317,585
Interest income from notes receivable	2,373	3,652	8,594	11,518
Asset management fees from affiliates	334	299	996	934

Total Revenue	336,824	114,268	835,552	330,037

EXPENSES
Hotel operating expenses
Rooms	58,794	20,192	138,285	56,084
Food and beverage	52,717	13,652	130,433	38,267
Other direct	8,321	2,116	18,551	5,545
Indirect	95,807	32,793	226,596	93,443
Management fees — third-party hotel managers	9,951	2,552	23,067	7,506
Management fees — related parties (see Note 12)	2,572	1,596	7,511	4,844

Total hotel expenses	228,162	72,901	544,443	205,689

Property taxes, insurance, and other	17,598	6,593	43,892	17,786
Depreciation and amortization	39,262	12,686	115,269	33,841
Corporate general and administrative	8,069	4,809	19,810	14,958

Total Operating Expenses	293,091	96,989	723,414	272,274

OPERATING INCOME	43,733	17,279	112,138	57,763

Interest income	776	1,005	2,249	2,065
Interest expense	(45,125)	(10,940)	(104,410)	(33,703)
Amortization of loan costs	(2,524)	(495)	(5,447)	(1,470)
Write-off of loan costs and exit fees	—	—	(5,966)	(788)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(3,140)	6,849	(1,436)	23,867
Benefit from income taxes	2,117	833	3,228	605
Minority interest in consolidated joint ventures benefit (expense)	(106)	—	417	—
Minority interest related to limited partners in the operating partnership benefit (expense)	343	(925)	(413)	(3,685)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(786)	6,757	1,796	20,787
Income from discontinued operations, net (see Note 5)	1,294	1,893	31,287	6,348

NET INCOME	508	8,650	33,083	27,135
Preferred dividends	7,146	2,719	16,972	8,156

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,638)	$5,931	$16,111	$18,979

Income (Loss) From Continuing Operations Per Share Available To Common Shareholders:
Basic	$(0.07)	$0.06	$(0.15)	$0.22

Diluted	$(0.07)	$0.06	$(0.15)	$0.22

Income From Discontinued Operations Per Share:
Basic	$0.01	$0.03	$0.31	$0.11

Diluted	$0.01	$0.03	$0.31	$0.11

Net Income (Loss) Per Share Available To Common Shareholders:
Basic	$(0.05)	$0.09	$0.16	$0.33

Diluted	$(0.05)	$0.09	$0.16	$0.32

Weighted Average Common Shares Outstanding:
Basic	121,234,832	67,157,286	100,708,105	58,320,142

Diluted	121,234,832	67,301,115	100,708,105	58,681,541

     See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
NET INCOME	$508	$8,650	$33,083	$27,135
Reclassification to Increase (Decrease) Interest Expense	2	(290)	(148)	(1,001)
Net Unrealized Gains (Losses) on Derivative Instruments	(98)	(1)	(95)	(2)
Foreign Currency Translation Adjustments	29	—	51	—

Comprehensive Income	$441	$8,359	$32,891	$26,132

See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.
Consolidated Statement of Owners’ Equity
For the Nine Months Ended September 30, 2007
(In Thousands, Except Per Share Amounts)
(Unaudited)

										Accumulated
	Preferred Stock - Series A		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Additional	Other
	Number of	$0.01	Number of	$0.01	Number of	$0.01	Number of	$0.01	Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Shares	Cost	Total

Balance at December 31, 2006	2,300	$23	—	$—	—	$—	72,943	$729	$708,420	$111	$(67,574)	—	$—	$641,709

Stock-based Compensation	—	—	—	—	—	—	—	—	4,476	—	—	—	—	4,476

Issuance of Common Shares in Follow-On Public Offering on April 24, 2007	—	—	—	—	—	—	48,875	489	547,760	—	—	—	—	548,249

Issuance of Preferred Shares — Series C	—	—	8,000	80	—	—	—	—	193,239	—	—	—	—	193,319

Issuance of Preferred Shares — Series D	—	—	—	—	8,000	80	—	—	193,759	—	—	—	—	193,839

Redemption of Preferred Shares — Series C	—	—	(8,000)	(80)	—	—	—	—	(195,620)	—	—	—	—	(195,700)

Forfeitures of Restricted Common Shares	—	—	—	—	—	—	(3)	—	—	—	—	—	—	—

Issuance of Restricted Common Shares to Employees	—	—	—	—	—	—	817	8	(268)	—	—	—	—	(260)

Purchases of Treasury Shares	—	—	—	—	—	—	—	—	—	—	—	(60)	(728)	(728)

Reissuances of Treasury Shares	—	—	—	—	—	—	—	—	—	—	—	37	453	453

Dividends Declared — Common Shares	—	—	—	—	—	—	—	—	—	—	(66,981)	—	—	(66,981)

Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	—	—	—	(3,687)	—	—	(3,687)

Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	—	—	—	(4,692)	—	—	(4,692)

Dividends Declared — Preferred Shares — Series C	—	—	—	—	—	—	—	—	845	—	(5,166)	—	—	(4,321)

Dividends Declared — Preferred Shares — Series D	—	—	—	—	—	—	—	—	—	—	(3,427)	—	—	(3,427)

Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	—	—	—	(95)	—	—	—	(95)

Reclassification to Reduce Interest Expense	—	—	—	—	—	—	—	—	—	(148)	—	—	—	(148)

Foreign Operations Translation Adjustments	—	—	—	—	—	—	—	—	—	51	—	—	—	51

Net Income	—	—	—	—	—	—	—	—	—	—	33,083	—	—	33,083

Balance at September 30, 2007	2,300	$23	—	$—	8,000	$80	122,632	$1,226	$1,452,611	$(81)	$(118,444)	(23)	$(275)	$1,335,140

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$33,083	$27,135
Adjustments to reconcile net income to net cash flow provided by operations:
Depreciation and amortization	117,644	37,120
Gains on sales of properties	(35,237)	—
Loss on reclassification from discontinued to continuing	—	863
Amortization of loan costs	5,447	1,470
Write-off of loan costs and exit fees	5,966	788
Amortization to reduce interest expense from comprehensive income	(148)	(1,001)
Stock-based compensation	4,669	4,120
Minority interest in consolidated joint ventures	(417)	—
Minority interest related to limited partnership interests	4,026	4,860
Changes in assets and liabilities:
Accounts receivable and inventories	(12,562)	932
Other miscellaneous assets	(27,832)	(862)
Restricted cash	(26,935)	15,690
Other miscellaneous liabilities	34,605	8,007

Net cash flow provided by operating activities	102,309	99,122

Cash flows from investing activities:
Acquisitions or originations of notes receivable	—	(26,308)
Proceeds from payments of notes receivable	30,046	37,163
Acquisitions of hotel properties	(2,050,886)	(142,415)
Deposits for future acquisitions of hotel properties	—	(27,000)
Proceeds from sales of discontinued operations	153,456	17,445
Improvements and additions to hotel properties	(76,858)	(29,746)

Net cash flow used in investing activities	(1,944,242)	(170,861)

Cash flows from financing activities:
Payments of dividends	(76,642)	(46,213)
Borrowings on indebtedness and capital leases	1,903,587	153,915
Payments on indebtedness and capital leases	(639,924)	(270,853)
Payments of deferred financing costs	(13,783)	(1,453)
Proceeds received from follow-on public offerings	548,249	290,092
Proceeds received from Series C preferred stock sale	193,319	—
Proceeds received from Series D preferred stock sale	193,839	—
Payments for redemption of Series C preferred stock	(195,700)	—
Payments for purchases of treasury stock	(728)	—
Payments to convert partnership units into common stock	—	(54)

Net cash flow provided by financing activities	1,912,217	125,434

Effect of exchange rate on cash	51	—
Net change in cash and cash equivalents	70,284	53,695
Cash and cash equivalents, beginning balance	73,343	57,995

Cash and cash equivalents, ending balance	$143,678	$111,690

     See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
As of September 30, 2007, the Company owned 102 hotel properties directly and 17 hotel properties through equity investments with joint venture partners, which represents 28,670 total rooms or 27,205 net rooms excluding those attributable to joint venture partners. Of the total 119 hotel properties, 118 are located in the United States and one is located in Canada. As of September 30, 2007, the Company also owned approximately $72.9 million of mezzanine or first-mortgage loans receivable.
For federal income tax purposes, the Company elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2007, 118 of the Company’s hotel properties were leased or owned by wholly-owned subsidiaries of the Company that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, such subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated results of operations. As of September 30, 2007, the remaining hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), both primary property managers for the Company, are beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of September 30, 2007, Remington Lodging managed 43 of the Company’s 119 hotel properties while third-party management companies managed the remaining 76 hotel properties.
As of September 30, 2007, 122,608,938 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, 8,000,000 shares of Series D preferred stock, and 13,512,425 units of limited partnership interest held by entities other than the Company were outstanding and 23,336 shares of common stock were held as treasury stock. During the nine months ended September 30, 2007, the Company completed the following transactions:
•	On March 27, 2007, the Company issued 838,500 shares of restricted common stock to its executive officers and certain employees.

•	On April 11, 2007, the Company issued 8,000,000 shares of Series C cumulative redeemable preferred stock to a financial institution.

•	On April 24, 2007, the Company issued 48,875,000 shares of common stock in a follow-on public offering.

•	On May 15, 2007, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2008.

•	On July 18, 2007, the Company publicly issued 8,000,000 million shares of Series D cumulative preferred stock.

•	On July 18, 2007, the Company redeemed 8,000,000 shares of Series C cumulative redeemable preferred stock.

•	During the nine months ended September 30, 2007, the Company acquired 60,177 shares of treasury stock, of which 36,841 shares were reissued in connection with the aforementioned common stock grants.

•	During the nine months ended September 30, 2007, 3,226 unvested shares of restricted common stock were forfeited.
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
In addition, the following items affect the Company’s reporting comparability related to its consolidated financial statements:
•	The operations of the Company’s hotels have historically been seasonal. This seasonality pattern causes fluctuations in the Company’s operating results. Consequently, operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

•	Marriott International, Inc. (“Marriott”) manages 46 of the Company’s properties. For these 46 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the third quarters of 2007 and 2006 ended September 7th and September 8th, respectively.

•	Certain previously reported amounts have been reclassified to conform to the current presentation.
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
3. Significant Accounting Policies Summary
Principles of Consolidation — The Company’s consolidated financial statements include the Company and its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
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
Foreign Currency Translations — Financial information related to the Company’s hotel property located in Montreal, Canada, is maintained in the local currency. Results of operations are translated to U.S. dollars using the average exchange rates during the period while assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Translation adjustments are reflected in the consolidated statements of owners’ equity as a component of accumulated other comprehensive income. Gains or losses from foreign currency transactions, however, are reflected in the consolidated statements of operations.
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
Management Agreements — In connection with the Company’s acquisitions of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006 and the 51-hotel CNL portfolio on April 11, 2007, the Company assumed certain existing management agreements. Based on the Company’s review of these management agreements, the Company concluded that the terms of certain management agreements are more favorable to the respective managers than typical current market management agreements. As a result, the Company recorded unfavorable contract liabilities related to these management agreements as of the respective acquisition dates based on the present value of expected cash outflows over the initial terms of the related agreements. Such unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, the Company’s analysis involves considerable management judgment and assumptions.
Investment in Hotel Properties — Hotel properties are generally stated at cost. However, the initial properties contributed upon the Company’s formation are stated at the predecessor’s historical cost, net of any impairment charges, plus a minority interest partial step-up related to the acquisition of minority interest from third parties associated with four of the initial properties. In addition, included in the 51-hotel CNL portfolio acquired on April 11, 2007, the Company acquired between 70%-89% ownership interest in 17 hotel properties owned by joint ventures. For these hotel properties, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to the Company’s majority ownership is recorded based on the allocated purchase price of the Company’s ownership interest in the joint ventures. All improvements and additions which extend the useful life of hotel properties are capitalized.
Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of such hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before its previously estimated useful life expires, and when events or changes in circumstances indicate that a hotel property’s net book value may not be recoverable. In evaluating the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, which considers capitalization rates, discount rates, and comparable selling prices. If an asset was deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.
Depreciation and Amortization Expense — Depreciation expense is based on the estimated useful life of the Company’s assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Restricted Cash — Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
Assets Held For Sale and Discontinued Operations — The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) the Company will not have any significant continuing involvement subsequent to the disposal.
Notes Receivable — The Company provides mezzanine and first-mortgage financing in the form of loans receivable, which are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected future cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
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
Guarantees — Upon acquisition of the 51-hotel CNL portfolio on April 11, 2007, the Company assumed certain guarantees, which represent funds provided by third-party hotel managers to guarantee minimum returns for certain hotel properties. As the Company is obligated to repay such amounts through increased incentive management fees over the remaining terms of the related management agreements or through cash reimbursements, such guarantees are recorded as other liabilities. As of September 30, 2007, these liabilities totaled approximately $1.1 million.
Due From Third-Party Hotel Managers — Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to capital, insurance, real estate taxes, and other items.
Derivative Instruments and Hedging Activities — Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
The Company’s objective in using derivatives is to increase stability related to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps within its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide the Company with interest rate protection above the strike rate on the cap and result in the Company receiving interest payments when actual rates exceed the cap strike.
Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the three and nine months ended September 30, 2007 and 2006, the (provision for) benefit from income taxes relates to the net income (loss) associated with Ashford TRS.

Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.
Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company periodically issues shares of restricted and non-restricted common stock. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of additional performance-based stock awards, including nonqualified stock options. As of September 30, 2007, no performance-based stock awards aside from the aforementioned stock grants have been issued.
Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations less preferred dividends — basic	$(7,932)	$4,038	$(15,176)	$12,631

Weighted average common shares outstanding — basic	121,234,832	67,157,286	100,708,105	58,320,142
Incremental diluted shares related to unvested restricted shares	—	143,829	—	361,399

Weighted average common shares outstanding — diluted	121,234,832	67,301,115	100,708,105	58,681,541

Income (loss) per share from continuing operations — basic	$(0.07)	$0.06	$(0.15)	$0.22

Income (loss) per share from continuing operations — diluted	$(0.07)	$0.06	$(0.15)	$0.22

For the three and nine months ended September 30, 2007, incremental diluted shares related to unvested restricted stock of approximately 54,000 and 484,000, respectively, are excluded from the diluted earnings per share calculation as such shares are anti-dilutive. For the three and nine months ended September 30, 2007, dividends related to convertible preferred shares of approximately $1.6 million and $4.7 million, respectively, and weighted average convertible preferred shares outstanding of approximately 7.4 million and 7.4 million, respectively, are excluded from the diluted earnings per share calculation as such shares are anti-dilutive. For the three and nine months ended September 30, 2007, minority interest income (expense) related to limited partners of approximately $343,000 and ($413,000), respectively, and weighted average units of limited partnership interest of approximately 13.5 million and 13.5 million, respectively, are excluded from the diluted earnings per share calculation as such units are anti-dilutive.
For the three and nine months ended September 30, 2006, dividends related to convertible preferred shares of approximately $1.5 million and $4.5 million, respectively, and weighted average convertible preferred shares outstanding of approximately 7.4 million and 7.4 million, respectively, are excluded from the diluted earnings per share calculation as such shares are anti-dilutive. For the three and nine months ended September 30, 2006, minority interest expense related to limited partners of approximately $925,000 million and $3.7 million, respectively, and weighted average units of limited partnership interest of approximately 13.6 million and 11.8 million, respectively, are excluded from the diluted earnings per share calculation as such units are anti-dilutive.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the related tax position must be measured to determine the amount of provision or benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years 2003 through 2006 and 2002 through 2006 remain subject to potential examination by certain federal and state taxing authorities, respectively. No income tax examinations are currently in process. As the Company determined no material unrecognized tax benefits or liabilities exist, the adoption of FIN No. 48, effective January 1, 2007, did not impact the Company’s financial condition or results of operations. The Company classifies interest and penalties related to underpayment of income taxes as income tax expense.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 also requires expanded information regarding the extent to which assets and liabilities are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. The Company is currently evaluating the effects the adoption of SFAS No. 157 will have on its financial condition or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the effects the adoption of SFAS No. 159 will have on its financial condition or results of operations.
4. Investment in Hotel Properties
Investment in Hotel Properties consists of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Land	$573,053	$217,930
Buildings and improvements	3,514,959	1,379,946
Furniture, fixtures, and equipment	275,706	125,514
Construction in progress	41,361	15,482

Total cost	4,405,079	1,738,872
Accumulated depreciation	(218,489)	(105,926)

Investment in hotel properties, net	$4,186,590	$1,632,946

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
On May 21, 2007, the Company acquired a Marriott Residence Inn and a Hampton Inn, both in Jacksonville, Florida, for approximately $35.8 million. The acquisition of these hotel properties, which were previously owned by CNL, related to the Company’s acquisition of the CNL Portfolio on April 11, 2007. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $35.7 million with the remainder of the purchase price related to working capital.
5. Assets Held for Sale and Discontinued Operations
As of December 31, 2006, the Company classified 17 assets, including 15 hotel properties and two office buildings, as assets held for sale and discontinued operations. Subsequent to December 31, 2006, the Company entered into a definitive agreement to sell its Embassy Suites hotel in Phoenix, Arizona. As a result, the Company classified assets and operating results related to this hotel as held for sale as of March 31, 2007 and income from discontinued operations for all periods reported, respectively. Subsequent to June 30, 2007, the Company entered into definitive agreements to sell four hotels acquired on April 11, 2007. As a result, the Company classified assets and operating results related to these hotels as held for sale as of September 30, 2007 and income from discontinued operations for all periods reported, respectively.
During the nine months ended September 30, 2007, the Company completed the following transactions related to assets classified as held for sale and discontinued operations:
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
On July 2, 2007, the Company sold its Hampton Inn in Horse Cave, Kentucky, for approximately $3.5 million. In connection with this sale, the Company recognized a gain of approximately $363,000.
On September 27, 2007, the Company sold its Doubletree Guest Suites in Dayton, Ohio, for approximately $6.5 million. In connection with this sale, the Company recognized a gain of approximately $168,000.
DEFINITIVE SALES AGREEMENTS REACHED:
On August 24, 2007, the Company reached a definitive agreement to sell its Hilton in Birmingham, Alabama, for approximately $25.0 million. As the Company acquired this property on April 11, 2007, no gain or loss will be recognized on this sale.
On August 27, 2007, the Company reached a definitive agreement to sell two Residence Inns in Torrance, California, and Atlanta, Georgia, for approximately $61.5 million. As the Company acquired these properties on April 11, 2007, no gain or loss will be recognized on this sale.
On September 3, 2007, the Company reached a definitive agreement to sell its Residence Inn in Kansas City, Missouri, for approximately $7.0 million. As the Company acquired this property on April 11, 2007, no gain or loss will be recognized on this sale.
For the three and nine months ended September 30, 2007 and 2006, financial information related to the Company’s assets included in income from discontinued operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$10,455	$12,056	$40,200	$43,262

Operating expenses	7,349	8,874	29,851	31,685
Depreciation and amortization	973	1,126	2,374	3,279
Loss on reclassification from discontinued to continuing	—	—	—	863
Gains on sales of properties	(531)	—	(35,237)	—

Operating income	2,664	2,056	43,212	7,435

Benefit from (provision for) income taxes	(808)	96	(8,313)	87
Minority interest related to limited partners	(562)	(259)	(3,612)	(1,174)

Income, net	$1,294	$1,893	$31,287	$6,348

6. Notes Receivable
Notes receivable consists of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
$11.0 million mezzanine loan secured by one hotel property, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	$11,000	$11,000
$8.0 million mezzanine loan secured by one hotel property, matures February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	—	8,000
$8.0 million mezzanine loan secured by one hotel property, matures May 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	—	8,000
$8.5 million mezzanine loan secured by one hotel property, matures June 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	—	8,500
$4.0 million mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	4,000
$5.6 million mezzanine loan secured by one hotel property, matures July 2008, at an interest rate of LIBOR plus 9.5%, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule	—	5,583
$3.0 million mezzanine loan secured by one hotel property, matures September 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	3,000
$18.2 million first-mortgage loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
$25.7 million mezzanine loan secured by 105 hotel properties, matures April 2008, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,694	25,694
$7.0 million mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity	7,000	7,000
$4.0 million mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity	4,000	4,000

Gross notes receivable	$72,894	$102,977
Deferred income, net	(67)	(144)

Net notes receivable	$72,827	$102,833

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
In general, the Company’s notes receivable have extension options, prohibit prepayment through certain periods, and require decreasing prepayment penalties through maturity. As of September 30, 2007, all notes receivable balances were current and no reserve for loan losses had been recorded.

7. Indebtedness
Indebtedness, all of which is considered non-recourse, consists of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
$455.1 million mortgage note payable secured by 25 hotel properties, of which $160.5 million matures July 1, 2015 and $294.6 million matures February 1, 2016, at a weighted average fixed interest rate locked at 5.42%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning July 10, 2010	$455,115	$487,110
$211.5 million term loan secured by 16 hotel properties divided equally into two pools. The first pool for $110.9 million matures December 11, 2014, at a fixed interest rate of 5.75%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2009. The second pool for $100.6 million matures December 11, 2015, at a fixed interest rate of 5.7%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2010	211,475	211,475
$928.5 million mortgage loan secured by 28 hotel properties, matures April 11, 2017, at a weighted average fixed interest rate locked at 5.95%, with interest-only payments due monthly plus principal payments based on a thirty-year amortization schedule beginning April 11, 2012	928,465	—
$375.0 million loan secured by 18 hotel properties and mezzanine notes receivable, matures May 9, 2009, at an interest rate of LIBOR plus 1.65%, with interest-only payments due monthly, with three one-year extension options	375,035	—
$300.0 million secured credit facility, matures April 9, 2010, at an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.125% to 0.20% on the unused portion of the line payable quarterly, with two one-year extension options	50,000	—
$150.0 million secured credit facility secured by nine hotel properties, matures August 16, 2008, at an interest rate of LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.2% to 0.35% on the unused portion of the line payable quarterly, with two one-year extension options	—	25,000
$47.5 million secured credit facility secured by 1 hotel property, revolving period through October 11, 2007, matures October 10, 2008, at an interest rate of LIBOR plus 1.0% to 1.5% depending on the outstanding balance through the revolving period and LIBOR plus 2% thereafter, with interest-only payments due monthly, with three one-year extension options	—	—
Mortgage note payable secured by one hotel property, matures December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter, with principal and interest payments due monthly of approximately $462,000 through December 31, 2007 and $598,000 thereafter, and including a remaining premium of approximately $1.7 million	53,008	54,565
Mortgage note payable secured by one hotel property, matures December 8, 2016, at an interest rate of 5.81%, with interest-only payments due monthly plus principal payments based on a thirty-year amortization schedule beginning December 8, 2011	101,000	101,000
Mortgage note payable secured by six hotel properties, matures December 11, 2009, at an interest rate of LIBOR plus 1.72%, with interest-only payments due monthly, with two one-year extension options	184,000	212,000
Mortgage loans assumed with acquisition of CNL Portfolio, secured by 18 hotel properties, maturing between 2008 and 2027, with an average blended interest rate of 6.01%, with total principal and interest payments due monthly of approximately $3.3 million, and including a total remaining premium of approximately $2.3 million (approximately $124.6 million of principal is attributable to joint venture partners)	561,639	—

Total	$2,919,737	$1,091,150

At September 30, 2007 and December 31, 2006, LIBOR was 5.12% and 5.32%, respectively.
On January 30, 2007, the Company completed a $20.0 million draw on its $150.0 million credit facility, due August 16, 2008.
On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, for approximately $28.3 million, the Company paid down its $212.0 million mortgage note payable, due December 11, 2009, by approximately $28.0 million. Consequently, the $212.0 million mortgage loan secured by seven hotels outstanding at December 31, 2006 became the $184.0 million mortgage loan secured by six hotels outstanding at September 30, 2007. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $212,000.
On March 8, 2007, the Company terminated its $100.0 million credit facility, due December 23, 2008. This credit facility never had an outstanding balance. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $490,000.
On April 9, 2007, the Company drew $45.0 million on its $47.5 million credit facility, due October 10, 2008.
On April 10, 2007, the Company repaid its $45.0 million outstanding balance on its $150.0 million credit facility, due August 16, 2008, and terminated the facility. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $1.2 million. This transaction was completed in connection with the Company’s acquisition of a 51-property hotel portfolio on April 11, 2007 discussed below.
On April 11, 2007, in connection with its acquisition of a 51-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $2.4 billion plus closing costs of approximately $96.0 million, the Company executed a $928.5 million, ten-year, fixed- rate loan at an average blended interest rate of 5.95%, a $555.1 million, two-year, variable-rate loan with three one-year extension options at an interest rate of LIBOR plus 1.65%, and a $325.0 million, one-year, variable-rate loan with two one-year extension options at an interest rate of LIBOR plus 1.5%, and assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners) representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2027. In addition, the Company executed a $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, requires interest-only payments through maturity, and requires quarterly commitment fees ranging from 0.125% to 0.20% of the average undrawn balance during the quarter. To fund this acquisition, the Company drew approximately $50.0 million on this credit facility. Regarding the assumed debt of approximately $562.1 million, the Company recorded these loans at premiums totaling approximately $2.7 million as the fixed interest rates on many of these loans exceeds current interest rates the Company would otherwise incur on similar financial instruments. The debt premiums are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method.
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
On May 3, 2007, the Company repaid $25.0 million on its $200.0 million credit facility, due April 9, 2010.
On May 18, 2007, in connection with the Company’s sale of its portfolio of seven TownePlace Suites hotels for approximately $57.5 million, the Company paid down approximately $32.0 million related to its mortgage loan due July 1, 2015. Consequently, the $487.1 million mortgage loan secured by 32 hotels outstanding at December 31, 2006 became the $455.1 million mortgage loan secured by 25 hotels outstanding at September 30, 2007. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $205,000 and incurred prepayment penalties of approximately $1.5 million.
On May 22, 2007, the Company modified its $200.0 million credit facility, due April 9, 2010, to increase its capacity to $300.0 million.
8. Derivative Instruments and Hedging Activities
Derivatives owned by the Company as of September 30, 2007 and December 31, 2006 as well as derivative-related transactions completed by the Company during the nine months ended September 30, 2007 are described below:
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
On December 6, 2006, the Company purchased a 6.25% LIBOR interest rate cap with a $212.0 million notional amount, which matures December 11, 2009, to limit its exposure to rising interest rates on $212.0 million of its variable-rate debt. The Company designated the $212.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt. On February 6, 2007, the Company paid down the related hedged $212.0 million mortgage loan, due December 11, 2009, by approximately $28.0 million and discontinued hedge accounting related to $28.0 million of this derivative. Consequently, the Company recognized hedge ineffectiveness related to this $28.0 million as decreases to other income increase of approximately $15,000 and $15,000, respectively, for the three and nine months ended September 30, 2007.
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
Regarding derivatives not qualifying as cash flow hedges, changes in fair value are recognized in earnings. For the three and nine months ended September 30, 2007, approximately $160,000 and $129,000, respectively, was recognized as decreases in other income related to these derivatives. For the three and nine months ended September 30, 2006, fair value changes related to such derivatives was nominal.
As of September 30, 2007 and December 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
As of September 30, 2007 and December 31, 2006, derivatives with a fair value of approximately $140,000 and $222,000 were included in other assets, respectively. For the three and nine months ended September 30, 2007, the change in accumulated other comprehensive income (loss) of approximately ($96,000) and ($243,000), respectively, for all derivatives is separately disclosed in the consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2006, the change in accumulated other comprehensive income (loss) of approximately ($291,000) and ($1.0 million), respectively, for all derivatives is separately disclosed in the consolidated statements of comprehensive income (loss).
Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $37,000 will be reclassified from accumulated other comprehensive income (loss) existing at September 30, 2007 to increase interest expense.
9. Employee Stock Grants
All shares issued under the Company’s Stock Plan are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of each issuance. For the three and nine months ended September 30, 2007, the Company recognized compensation expense of approximately $1.7 million and $4.7 million, respectively, related to these shares. For the three and nine months ended September 30, 2006, the Company recognized compensation expense of approximately $1.4 million and $4.1 million, respectively, related to these shares. As of September 30, 2007, the unamortized value of the Company’s unvested shares of restricted stock was approximately $13.7 million, with an average remaining vesting period of approximately 1.5 years.
For the nine months ended September 30, 2007, the Company completed the following transactions related to its Stock Plan:
•	On March 27, 2007, the Company issued 712,500 shares of restricted common stock to its executive officers. Such shares vest over four years.

•	On March 27, 2007, the Company issued 126,000 shares of restricted common stock to certain employees. Such shares vest over three years.

•	On May 15, 2007, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2008. Such shares vested immediately.

•	During the nine months ended September 30, 2007, 3,226 unvested shares of restricted common stock were forfeited and became available for re-issuance.

•	During the nine months ended September 30, 2007, 60,177 vested shares were acquired by the Company to cover employees individual federal income taxes withheld on such shares. Such shares became available for re-issuance.

For the nine months ended September 30, 2007, the following table summarizes information related to the Company’s Stock Plan:

		Weighted Average
	Share Count	Grant Price
Unvested shares at December 31, 2006	939,623	$11.74
Shares granted on March 27, 2007	838,500	12.39
Shares granted on May 15, 2007	16,000	12.06
Shares forfeited during the nine months ended September 30, 2007	(3,226)	12.40
Shares vested during the nine months ended September 30, 2007	(390,193)	11.51

Unvested shares at September 30, 2007	1,400,704	$12.19

10. Capital Stock
Common Stock — During the nine months ended September 30, 2007, the Company acquired 60,177 shares of treasury stock for approximately $728,000 in connection with the Company’s Stock Plan, which allows employees to tender vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest. During the nine months ended September 30, 2007, the Company reissued 36,841 treasury shares under its Stock Plan as common stock granted to its executives, certain employees, and directors.
On April 13, 2007, the Company filed a Form S-3 related to the registration of an indeterminate value of securities for potential future issuance, including common stock, preferred stock, debt, and warrants.
On April 24, 2007, in a follow-on public offering, the Company issued 48,875,000 shares of its common stock at $11.75 per share, which generated gross proceeds of approximately $574.3 million. However, aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was approximately $548.2 million. The 48,875,000 shares issued include 6,375,000 shares sold pursuant to an over-allotment option granted to the underwriters. These net proceeds along with cash on hand were used to pay-down the $45.0 million outstanding balance on its $47.5 million credit facility, due October 10, 2008, payoff the $325.0 million variable-rate loan, due April 9, 2008, and pay-down its $555.1 million variable-rate loan, due May 9, 2009, by approximately $180.1 million. These three debt payments were made on April 25, 2007, April 24, 2007, and April 25, 2007, respectively.
Preferred Stock — In accordance with the Company’s charter, the Company is authorized to issue 50 million shares of preferred stock, which, as of September 30, 2007, includes Series A cumulative preferred stock, Series B cumulative convertible redeemable preferred stock, and Series D cumulative preferred stock.
On April 11, 2007, the Company issued 8.0 million shares of Series C cumulative redeemable preferred stock at $25 per share for approximately $200.0 million less a commitment fee of approximately $6.3 million. On July 18, 2007, with proceeds received from the issuance of Series D preferred stock discussed below, the Company redeemed its 8.0 million shares of Series C preferred stock for approximately $200.0 million and received a refund of related commitment fees of approximately $4.3 million. Dividends were payable quarterly, when and as declared, at a rate of three-month LIBOR plus 2.5% through the first 18 months and three-month LIBOR plus a range of 4.25% to 8.0% depending on the net debt to total assets ratio thereafter.
On July 18, 2007, the Company issued 8.0 million shares of 8.45% Series D cumulative preferred stock at $25 per share for approximately $200.0 million less underwriting discounts and commissions of approximately $6.3 million. Series D preferred stock has no maturity date, and the Company is not required to redeem the shares at any time. Prior to July 18, 2012, Series D preferred stock is not redeemable, except in certain limited circumstances, as described in the Company’s charter. However, on and after July 18, 2012, Series D preferred stock will be redeemable at the Company’s option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.11 per diluted share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, the holders of Series D preferred stock have no voting rights.
Common Stock and Units Dividends — During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $73.1 million, or $0.21 per diluted share per quarter, related to both common stockholders and common unit holders, of which approximately $67.0 million and $6.1 million related to each, respectively. During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $2.2 million, or $0.19 per diluted share per quarter, related to Class B unit holders.
Series A Preferred Stock Dividends — During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $3.7 million, or $0.5344 per diluted share per quarter, related to Series A preferred stockholders.
Series B Preferred Stock Dividends — During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $4.7 million, or $0.21 per diluted share per quarter, related to Series B preferred stockholders.
Series C Preferred Stock Dividends — During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $4.3 million, based on LIBOR plus 2.5% for the period outstanding, related to Series C preferred stockholders. In addition, the Company recognized non-cash preferred dividends of approximately $845,000 related to the amortization of the discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance.

Series D Preferred Stock Dividends — During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $3.4 million, or $0.5275 per diluted share per quarter prorated for the period outstanding, related to Series D preferred stockholders.
11. Minority Interest
Minority Interest In Consolidated Joint Ventures — Minority interest in consolidated joint ventures represents net income (loss) attributable to joint venture partners that own 11%-30% of 17 hotel properties acquired on April 11, 2007.
Minority Interest Related To Limited Partners in the Operating Partnership — Minority interest related to limited partners represents the limited partners’ proportionate share of the equity in the operating partnership. Minority interest related to limited partners represents dividends to Class B common unit holders plus an allocation of net income (loss) available to common shareholders after deducting dividends to Class B common unit holders based on the common unit holders’ weighted average limited partnership percentage ownership throughout the period. As of September 30, 2007 and December 31, 2006, all units of limited partnership interest represent 9.93% and 15.63% minority interest ownership, respectively.
12. Related Party Transactions
Under management agreements with related parties owned by the Company’s Chairman and its Chief Executive Officer, the Company pays such related parties a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues as well as annual incentive management fees if certain operational criteria are met, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors. As of September 30, 2007, these related parties managed 43 of the Company’s 119 hotels while unaffiliated management companies managed the remaining 76 hotel properties.
Under agreements with both related parties and unaffiliated hotel managers, the Company incurred property management fees, including incentive property management fees, of approximately $16.3 million and $40.9 million for the three and nine months ended September 30, 2007, respectively, and approximately $4.9 million and $16.9 million for the three and nine months ended September 30, 2006, respectively. Incentive property management fees are included in indirect expenses on the consolidated statements of operations.
Regarding the $16.3 million incurred for the three months ended September 30, 2007, approximately $4.4 million and $11.9 million relates to related parties and third parties, respectively. Regarding the $40.9 million incurred for the nine months ended September 30, 2007, approximately $9.6 million and $31.3 million relates to related parties and third parties, respectively.
Regarding the $4.9 million incurred for the three months ended September 30, 2006, approximately $1.9 million and $3.0 million relates to related parties and third parties, respectively. Regarding the $16.9 million incurred for the nine months ended September 30, 2006, approximately $6.4 million and $10.5 million relates to related parties and third parties, respectively.
Under these agreements with related parties, the Company also incurred market service and project management fees related to capital improvement projects of approximately $2.5 million and $5.5 million for the three and nine months ended September 30, 2007, respectively, and approximately $845,000 and $3.6 million for the three and nine months ended September 30, 2006, respectively.
In addition, these related parties fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, travel, and accounting. The related parties allocate such charges to the Company based on various methodologies, including headcount and actual amounts incurred. For the three and nine months ended September 30, 2007, such costs were approximately $1.2 million and $3.6 million, respectively. For the three and nine months ended September 30, 2006, such costs were approximately $962,000 and $3.0 million, respectively.
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
13. Commitments and Contingencies
Restricted Cash — Under certain management and debt agreements existing at September 30, 2007, the Company escrows payments required for insurance, real estate taxes, and debt service. In addition, for certain properties with underlying debt, the Company escrows 4% to 6% of gross revenue for capital improvements.
Franchise Fees — Under franchise agreements existing at September 30, 2007, the Company pays franchisors royalty fees between 2.5% and 6% of gross room revenue as well as fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be liable for up to three times the average annual franchise fees incurred for that property.

Management Fees — Under management agreements existing at September 30, 2007, the Company pays a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire from 2007 through 2027, with renewal options on agreements with related parties of up to 25 additional years. In addition, if the Company terminates a management agreement related to any of its initial properties prior to its expiration due to sale of the property, it may be liable for all estimated management fees due under the management agreement’s remaining term. However, this termination fee may be avoided in certain circumstances by substitution of a similar property. If the Company terminates a management agreement related to any of its hotels prior to its expiration, it may be liable for estimated management fees through the remaining term of the related contract or, in certain circumstances, substitute a new management agreement related to a different hotel.
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
14. Supplemental Cash Flow Information
During the nine months ended September 30, 2007 and 2006, interest paid was approximately $99.0 million and $34.3 million, respectively.
During the nine months ended September 30, 2007 and 2006, income taxes paid were approximately $2.4 million and $1.3 million, respectively.
During the nine months ended September 30, 2007, the Company recorded the following non-cash transactions: a) on March 27, 2007, the Company issued 838,500 shares of restricted common stock to its executives and certain employees, b) on April 11, 2007, in connection with its acquisition of a 51-property hotel portfolio, the Company assumed eleven mortgage loans totaling approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners) and recognized debt premiums of approximately $2.7 million, c) on April 11, 2007, the in connection with its acquisition of the remaining 15% joint venture interest in a hotel property, the Company assumed debt attributable to the joint venture partner of approximately $4.6 million, d) on May 15, 2007, the Company issued 16,000 shares of common stock to its directors, and e) during the nine months ended September 30, 2007, the Company recognized non-cash preferred dividends of approximately $845,000 related to the amortization of the discount associated with its Series C preferred stock.
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

For the three months ended September 30, 2007, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$334,451	$2,373	$—	$336,824

Operating expenses	245,760	—	—	245,760
Depreciation and amortization	39,262	—	—	39,262
Corporate general and administrative	—	—	8,069	8,069

Operating income (loss)	49,429	2,373	(8,069)	43,733

Interest income	—	—	776	776
Interest expense	—	—	(45,125)	(45,125)
Amortization of loan costs	—	—	(2,524)	(2,524)

Income (loss) before minority interest and benefit from income taxes	49,429	2,373	(54,942)	(3,140)

Benefit from income taxes	—	—	2,117	2,117
Minority interest in consolidated joint ventures	—	—	(106)	(106)
Minority interest related to limited partners in the operating partnership	—	—	343	343

Net income (loss) from continuing operations	$49,429	$2,373	$(52,588)	$(786)

Income from discontinued operations, net				1,294

Net income				$508

For the three months ended September 30, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$110,616	$3,652	$—	$114,268

Operating expenses	79,494	—	—	79,494
Depreciation and amortization	12,686	—	—	12,686
Corporate general and administrative	—	—	4,809	4,809

Operating income (loss)	18,436	3,652	(4,809)	17,279

Interest income	—	—	1,005	1,005
Interest expense	—	—	(10,940)	(10,940)
Amortization of loan costs	—	—	(495)	(495)
Write-off of loan costs	—	—	—	—

Income (loss) before minority interest and provision for income taxes	18,436	3,652	(15,239)	6,849

Benefit from income taxes	—	—	833	833
Minority interest related to limited partners in the operating partnership	—	—	(925)	(925)

Net income (loss) from continuing operations	$18,436	$3,652	$(15,331)	$6,757

Income from discontinued operations, net				1,893

Net income				$8,650

For the nine months ended September 30, 2007, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$826,958	$8,594	$—	$835,552

Operating expenses	588,335	—	—	588,335
Depreciation and amortization	115,269	—	—	115,269
Corporate general and administrative	—	—	19,810	19,810

Operating income (loss)	123,354	8,594	(19,810)	112,138

Interest income	—	—	2,249	2,249
Interest expense	—	—	(104,410)	(104,410)
Amortization of loan costs	—	—	(5,447)	(5,447)
Write-off of loan costs	—	—	(5,966)	(5,966)

Income (loss) before minority interest and benefit from income taxes	123,354	8,594	(133,384)	(1,436)

Benefit from income taxes	—	—	3,228	3,228
Minority interest in consolidated joint ventures	—	—	417	417
Minority interest related to limited partners in the operating partnership	—	—	(413)	(413)

Net income (loss) from continuing operations	$123,354	$8,594	$(130,152)	$1,796

Income from discontinued operations, net				31,287

Net income				$33,083

For the nine months ended September 30, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Total revenues	$318,519	$11,518	$—	$330,037

Operating expenses	223,475	—	—	223,475
Depreciation and amortization	33,841	—	—	33,841
Corporate general and administrative	—	—	14,958	14,958

Operating income (loss)	61,203	11,518	(14,958)	57,763

Interest income	—	—	2,065	2,065
Interest expense	—	—	(33,703)	(33,703)
Amortization of loan costs	—	—	(1,470)	(1,470)
Write-off of loan costs	—	—	(788)	(788)

Income (loss) before minority interest and provision for income taxes	61,203	11,518	(48,854)	23,867

Benefit from income taxes	—	—	605	605
Minority interest related to limited partners in the operating partnership	—	—	(3,685)	(3,685)

Net income (loss) from continuing operations	$61,203	$11,518	$(51,934)	$20,787

Income from discontinued operations, net				6,348

Net income				$27,135

As of September 30, 2007 and December 31, 2006, aside from the Company’s $72.9 million and $103.0 million notes receivable portfolio, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the three and nine months ended September 30, 2007 and 2006, all capital expenditures incurred by the Company relate to the direct hotel investments segment.
As of September 30, 2007 and December 31, 2006, all of the Company’s owned hotels are domestically located, except for the Hyatt Regency in Montreal, Canada, acquired April 11, 2007. In addition, at September 30, 2007 and December 31, 2006, all hotels securing the Company’s notes receivable are domestically located with the exception of one hotel securing an $18.2 million loan receivable located in Nevis, West Indies.

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
On April 11, 2007, the Company acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion plus closing costs of approximately $96.0 million. The Company acquired 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. To fund this acquisition, the Company utilized several sources as follows: a) borrowings of approximately $928.5 million of ten-year, fixed-rate debt at an average blended interest rate of 5.95%, approximately $555.1 million of two-year, variable-rate debt with three one-year extension options at an interest rate of LIBOR plus 1.65%, and approximately $325.0 million of one-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.5%, b) the sale of 8.0 million shares of Series C Cumulative Redeemable Preferred Stock for approximately $200.0 million less a commitment fee of approximately $6.3 million at a dividend rate of LIBOR plus 2.5%, c) assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2027, and d) a $50.0 million draw on a newly executed $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, and requires interest-only payments through maturity. With respect to this acquisition, the Company assumed certain existing management agreements. Based on the Company’s preliminary review of these management agreements, the Company believes that the terms of certain management agreements are more favorable to the manager than typical current-market management agreements. As a result, the Company recorded an unfavorable contract liability of approximately $10.4 million related to these management agreements, which is being amortized as a reduction to incentive management fees on a straight-line basis over the initial terms of the related management agreements.
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
On May 21, 2007, the Company acquired a Marriott Residence Inn and a Hampton Inn, both in Jacksonville, Florida, from MS Resort Holdings LLC for approximately $35.8 million in cash. The acquisition of these hotel properties, which were previously owned by CNL, related to the Company’s acquisition of the CNL Portfolio on April 11, 2007. The Company used proceeds from its sale of seven hotels on May 18, 2007 and cash available on its balance sheet to fund this acquisition.
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
The following unaudited pro forma statements of operations for the nine months ended September 30, 2007 and 2006 are based on the Company’s historical consolidated financial statements adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2007	2006
Total revenues	$1,053,430	$1,003,424
Operating expenses	898,078	870,986

Operating income	155,352	132,438
Interest income	2,249	2,065
Interest expense and amortization of loan costs	(139,163)	(139,163)
Write-off of loan costs and exit fees	(5,966)	(788)

Income (loss) before minority interest and income taxes	12,472	(5,448)
Benefit from (provision for) income taxes	2,143	(2,742)
Minority interest in consolidated joint ventures	1,165	4,451
Minority interest relating to limited partners in the operating partnership	(1,333)	57

Income (loss) from continuing operations	14,447	(3,682)
Preferred dividends	(21,054)	(21,054)

Loss from continuing operations available to common shareholders	$(6,607)	$(24,736)

Basic and diluted:
Loss from continuing operations per share available to common shareholders	$(0.05)	$(0.20)

Weighted average shares outstanding	121,271	121,271

17. Subsequent Events
On October 2, 2007, the Company sold its Hilton in Birmingham, Alabama, for approximately $25.0 million. As the Company acquired this property on April 11, 2007, no gain or loss was recognized on the sale. In connection with this sale, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $23.7 million.
On October 9, 2007, the Company drew approximately $47.5 million on its $47.5 million credit facility, and used the proceeds to repay $20.0 million on its $300.0 million credit facility, due April 9, 2010. On October 11, 2007, the revolving period on this $47.5 million credit facility expired and the outstanding balance converted to a $47.5 million mortgage loan, due October 10, 2008, at an interest rate of LIBOR plus 2%, requiring monthly interest-only payments through maturity, with three one-year extension options.
On October 15, 2007, the Company purchased a 7.0% LIBOR interest rate cap with a $47.5 million notional amount, which matures October 15, 2008, to limit its exposure to rising interest rates on $47.5 million of its variable-rate debt. The Company designated the $47.5 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.
On October 29, 2007, the Company reached a definitive agreement to sell its Marriott in Baltimore, Maryland, for approximately $61.5 million. As the Company acquired this property on April 11, 2007, no gain or loss will be recognized on this sale.
On November 1, 2007, the Company issued 165,582 shares of common stock in exchange for 165,582 Class B units of limited partnership interest.
On November 2, 2007, the Company sold two Residence Inns in Torrance, California, and Atlanta, Georgia, for approximately $61.5 million. As the Company acquired these properties on April 11, 2007, no gain or loss was recognized on the sale. In connection with this sale, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $67.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS:
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of applicable federal securities laws. Ashford Hospitality Trust, Inc. (the “Company” or “we” or “our” or “us”) cautions investors that any forward-looking statements presented herein, or which management may express orally or in writing from time to time, are based on management’s beliefs and assumptions at that time. Throughout this report, words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result,” and other similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, such statements are not guarantees of future performance and are affected by actual events that occur after said statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends existing when those statements were made, to anticipate future results or trends.
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
EXECUTIVE OVERVIEW:
We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of September 30, 2007, we owned 119 hotels, including 17 hotels through equity investments with joint ventures, and approximately $72.9 million of mezzanine or first-mortgage loans receivable. Of these 119 hotels, five were contributed upon our formation, seven were acquired in 2003, 15 were acquired in 2004, 29 were acquired in 2005, ten were acquired in 2006, and 53 were acquired in 2007. As of September 30, 2007, 114 of the 119 owned hotels were classified in continuing operations while the remaining five were classified as discontinued operations.
For the three months ended September 30, 2007 and 2006, the 56 non-comparative hotel properties acquired since June 30, 2006 that are included in continuing operations contributed approximately $225.6 million and $32.1 million to our total revenue and operating income, respectively, for 2007, and approximately $6.8 million and $643,000 to our total revenue and operating income, respectively, for 2006.
For the nine months ended September 30, 2007 and 2006, the 58 non-comparative hotel properties acquired since December 31, 2005 that are included in continuing operations contributed approximately $513.7 million and $57.5 million to our total revenue and operating income, respectively, for 2007, and approximately $23.3 million and negative $32,000 to our total revenue and operating income, respectively, for 2006.
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
Throughout 2006 and the first nine months of 2007, strong economic growth in the United States economy combined with improved business demand generated strong RevPar growth throughout the lodging industry. For the remainder of 2007, forecasts for the lodging industry continue to be favorable.
RESULTS OF OPERATIONS:
Marriott International, Inc. (“Marriott”) manages 46 of the Company’s properties. For these 46 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the third quarters of 2007 and 2006 ended September 7th and September 8th, respectively.

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
The following table illustrates key performance indicators for the three and nine months ended September 30, 2007 and 2006 for the 58 and 56 hotel properties included in continuing operations that we’ve owned throughout the comparative three and nine months periods presented, respectively (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Comparative Hotels (58 and 56 properties for quarter and year-to-date comparative periods, respectively):
Room revenues (in thousands)	$88,664	$84,064	$253,070	$238,460
RevPar	$94.75	$89.90	$95.97	$89.81
Occupancy	74.67%	75.35%	75.13%	75.34%
ADR	$126.89	$119.31	$127.74	$119.21
The following table reflects key line items from our consolidated statements of operations for the three months ended September 30, 2007 and 2006 (in thousands, unaudited):

	Three Months	Three Months	Favorable (Unfavorable)
	Ended	Ended	Change
	September 30, 2007	September 30, 2006	2006 to 2007
Total revenue	$336,824	$114,268	$222,556

Total hotel expenses	228,162	72,901	(155,261)

Property taxes, insurance, and other	17,598	6,593	(11,005)
Depreciation and amortization	39,262	12,686	(26,576)
Corporate general and administrative	8,069	4,809	(3,260)

Operating income	43,733	17,279	26,454

Interest income	776	1,005	(229)
Interest expense	(45,125)	(10,940)	(34,185)
Amortization of loan costs	(2,524)	(495)	(2,029)
Write-off of loan costs and exit fees	—	—	—
Benefit from income taxes	2,117	833	1,284
Minority interest in consolidated joint ventures	(106)	—	(106)
Minority interest relating to limited partners in the operating partnership	343	(925)	1,268
Income from discontinued operations, net	1,294	1,893	(599)

Net income	$508	$8,650	$(8,142)

The following table reflects key line items from our consolidated statements of operations for the nine months ended September 30, 2007 and 2006 (in thousands, unaudited):

	Nine Months	Nine Months	Favorable (Unfavorable)
	Ended	Ended	Change
	September 30, 2007	September 30, 2006	2006 to 2007
Total revenue	$835,552	$330,037	$505,515

Total hotel expenses	544,443	205,689	(338,754)

Property taxes, insurance, and other	43,892	17,786	(26,106)
Depreciation and amortization	115,269	33,841	(81,428)
Corporate general and administrative	19,810	14,958	(4,852)

Operating income	112,138	57,763	54,375

Interest income	2,249	2,065	184
Interest expense	(104,410)	(33,703)	(70,707)
Amortization of loan costs	(5,447)	(1,470)	(3,977)
Write-off of loan costs and exit fees	(5,966)	(788)	(5,178)
Benefit from income taxes	3,228	605	2,623
Minority interest in consolidated joint ventures	417	—	417
Minority interest relating to limited partners in the operating partnership	(413)	(3,685)	3,272
Income from discontinued operations, net	31,287	6,348	24,939

Net income	$33,083	$27,135	$5,948
Comparison of the Three Months Ended September 30, 2007 and September 30, 2006
Revenue. Total revenue for the three months ended September 30, 2007 increased approximately $222.6 million or 194.8% to approximately $336.8 million from total revenue of approximately $114.3 million for the three months ended September 30, 2006. The increase was primarily due to approximately $218.8 million in incremental revenues attributable to the 56 hotel properties acquired since June 30, 2006 that are included in continuing operations and approximately $5.0 million increase in revenues for comparable hotels, primarily due to increases in room revenues, offset by a decrease of approximately $1.3 million in income earned on the Company’s mezzanine loans receivable portfolio as a result of a decline in the average balance outstanding compared to the same period last year.
Room revenues at comparable hotels for the three months ended September 30, 2007 increased approximately $4.6 million or 5.5% compared to the same quarter of 2006, primarily due to an increase in RevPar from $89.90 to $94.75, which consisted of a 6.4% increase in ADR and a 0.9% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced significant increases in ADR and relatively flat occupancy. In addition to improved market conditions, certain hotels also benefited in 2007 from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels in 2007 reduced room availability, which offset these increases.
Food and beverage revenues at comparable hotels for the three months ended September 30, 2007 increased approximately $360,000 or 2.3% compared to the same quarter of 2006 primarily due to increased occupancy at certain hotels, increased prices overall, and increased banquets at certain hotels.
Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired on April 11, 2007, which is leased to a third-party tenant on a triple-net lease basis.
Other revenues for the three months ended September 30, 2007 compared to the same period of 2006 increased approximately $11.6 million due to approximately $11.5 million in incremental revenues attributable to the 56 hotel properties acquired since June 30, 2006 that are included in continuing operations and approximately $81,000 increase at comparable hotels primarily due to increased prices and increased occupancy at certain hotels.
Interest income from notes receivable decreased to approximately $2.4 million for the three months ended September 30, 2007 compared to approximately $3.7 million for the same quarter of 2006 due to a decrease in the average mezzanine loans portfolio balance outstanding during the three months ended September 30, 2007 compared to the same period last year.
Asset management fees were approximately $334,000 for the three months ended September 30, 2007 compared to approximately $299,000 for the same quarter of 2006. Asset management fees relate to 27 hotel properties previously owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates subsequently sold the remaining six hotel properties. However, the affiliates, pursuant to an agreement, continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $155.3 million or 213.0% for the three months ended September 30, 2007 compared to the same quarter of 2006, primarily due to approximately $150.2 million of expenses associated with the 56 hotel properties acquired since June 30, 2006 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels increased approximately $5.0 million or 7.4% for the three months ended September 30, 2007 compared to the same quarter of 2006 primarily due to increases in rooms, food and beverage, and indirect expenses.
Rooms expense at comparable hotels increased approximately $834,000 or 4.4% for the three months ended September 30, 2007 compared to the same quarter of 2006 primarily due to increased occupancy at certain hotels, virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff, and increased prices overall. The increase in food and beverage expense at comparable hotels is consistent with the related increase in food and beverage revenues. Indirect expenses at comparable hotels increased approximately $4.0 million or 12.9% for the three months ended September 30, 2007 compared to the same quarter of 2006. Indirect expenses primarily increased as a result of:
•	increased hotel-level general and administrative expenses due to increased salaries and staffing needs consistent with increased revenues, and

•	increased franchise fees and incentive management fees due to increased room revenues at certain hotels.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $11.0 million or 166.9% for the three months ended September 30, 2007 compared to the same quarter of 2006 due to approximately $11.7 million of expenses associated with the 56 hotel properties acquired since June 30, 2006 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense decreased in the third quarter of 2007 compared to the same quarter of 2006 primarily due to decreased property value assessments at certain hotels and decreased property insurance premiums at coastal-area hotels.
Depreciation and Amortization. Depreciation and amortization increased approximately $26.6 million or 209.5% for the three months ended September 30, 2007 compared to the same quarter of 2006 primarily due to approximately $25.3 million of depreciation associated with the 56 hotel properties acquired since June 30, 2006 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $1.2 million in the third quarter of 2007 compared to the third quarter of 2006 as a result of capital improvements made at several comparative hotels since June 30, 2006.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $8.1 million for the three months ended September 30, 2007 compared to approximately $4.8 million for the same period of 2006, which includes an increase in non-cash expenses associated with stock-based compensation from approximately $1.4 million in 2006 compared to approximately $1.7 million in 2007. The overall increase is primarily the result of increased headcount due to the acquisition of a 51-property hotel portfolio on April 11, 2007. As a percentage of total revenue, however, corporate general and administrative expense decreased to approximately 2.4% in 2007 from approximately 4.2% in 2006 due to corporate synergies inherent in overall growth.
Operating Income. Operating income was approximately $43.7 million and $17.3 million for the three months ended September 30, 2007 and 2006, respectively, which represents an increase of approximately $26.5 million as a result of the aforementioned operating results.
Interest Income. Interest income decreased approximately $229,000 to approximately $776,000 for the three months ended September 30, 2007 from approximately $1.0 million for the comparable 2006 quarter primarily due to interest earned on funds received from borrowings and equity offerings during the third quarter of 2006 in excess of interest earned on funds received from borrowings and equity offerings during the third quarter of 2007.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $36.2 million to approximately $47.6 million for the three months ended September 30, 2007 from approximately $11.4 million for the same quarter of 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods.
Benefit from Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases all of its hotel properties, except one, to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the three months ended September 30, 2007 and 2006, the benefit from income taxes of approximately $2.1 million and $833,000, respectively, relates to the net income (loss) associated with Ashford TRS. For the three months ended September 30, 2007 and 2006, an additional (provision for) benefit from income taxes of approximately ($808,000) and $96,000 is included in discontinued operations, respectively.
Minority Interest In Consolidated Joint Ventures. Minority interest in consolidated joint ventures represents net income (loss) attributable to joint venture partners that own 11%-30% of 17 hotel properties acquired on April 11, 2007.
Minority Interest Related to Limited Partners in the Operating Partnership. Minority interest related to limited partners represents an (increase) reduction to net income of approximately ($343,000) and $925,000 for the three months ended September 30, 2007 and 2006, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of equity in the operating partnership. Minority interest represents an allocation of net income (loss) available to common shareholders based on these common unit holders’ weighted-average limited partnership percentage ownership throughout the period plus dividends related to Class B unit holders.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations was approximately ($786,000) and $6.8 million for the three months ended September 30, 2007 and 2006, respectively, which represents a decrease of approximately $6.0 million as a result of the aforementioned operating results.
Income from Discontinued Operations, Net. During the three months ended September 30, 2007, the Company classified operations from 8 assets, including 7 hotel properties and one office building, as discontinued. During that time, two of these hotel properties were sold, which resulted in gains totaling approximately $531,000. During the three months ended September 30, 2006, the Company classified operations from 14 assets, including 12 hotel properties and two office buildings, as discontinued.
Net Income. Net income was approximately $508,000 and $8.7 million for the three months ended September 30, 2007 and 2006, respectively, which represents a decrease of approximately $8.1 million as a result of the aforementioned operating results.
Preferred Dividends. During the three months ended September 30, 2007, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share per quarter, for Series A preferred stockholders, approximately $1.6 million, or $0.21 per diluted share per quarter, for Series B preferred stockholders, approximately $786,000 for Series C preferred stockholders, and approximately $3.4 million, or $0.5275 per diluted share per quarter prorated for the period outstanding, for Series D preferred stockholders. In addition, during the three months ended September 30, 2007, the Company recognized non-cash preferred dividends of approximately $140,000 related to the amortization of the Series C preferred stock discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance. During the three months ended September 30, 2006, the Company declared cash dividends of approximately $1.2 million, or $0.5344 per diluted share per quarter, for Series A preferred stockholders, and approximately $1.5 million, or $0.20 per diluted share per quarter, for Series B preferred stockholders.
Net Income (Loss) Available to Common Shareholders. Net income (loss) available to common shareholders was approximately ($6.6 million) and $5.9 million for the three months ended September 30, 2007 and 2006, respectively, which represents a decrease of approximately $12.6 million as a result of the aforementioned operating results and preferred dividends.
Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006
Revenue. Total revenue for the nine months ended September 30, 2007 increased approximately $505.5 million or 153.2% to approximately $835.6 million from total revenue of approximately $330.0 million for the nine months ended September 30, 2006. The increase was primarily due to approximately $490.4 million in incremental revenues attributable to the 58 hotel properties acquired since December 31, 2005 that are included in continuing operations and approximately $18.0 million increase in revenues for comparable hotels, primarily due to increases in room revenues, offset by a decrease of approximately $2.9 million in income earned on the Company’s mezzanine loans receivable portfolio as a result of a decline in the average balance outstanding compared to the same period last year.
Room revenues at comparable hotels for the nine months ended September 30, 2007 increased approximately $14.6 million or 6.1% compared to the same period of 2006, primarily due to an increase in RevPar from $89.81 to $95.97, which consisted of a 7.2% increase in ADR and a 0.3% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced significant increases in ADR and relatively flat occupancy. In addition to improved market conditions, certain hotels also benefited in 2007 from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels in 2007 reduced room availability, which offset these increases.
Food and beverage revenues at comparable hotels for the nine months ended September 30, 2007 increased approximately $4.1 million or 9.2% compared to the same period of 2006 primarily due to increased occupancy at certain hotels, increased prices overall, and increased banquets at certain hotels.
Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired on April 11, 2007, which is leased to a third-party tenant on a triple-net lease basis.
Other revenues for the nine months ended September 30, 2007 compared to the same period of 2006 increased approximately $24.8 million due to approximately $25.6 million in incremental revenues attributable to the 58 hotel properties acquired since December 31, 2005 that are included in continuing operations offset by a decline of approximately $729,000 at comparable hotels primarily due to decreased space rentals at certain hotels.
Interest income from notes receivable decreased to approximately $8.6 million for the nine months ended September 30, 2007 compared to approximately $11.5 million for the same period of 2006 due to a decrease in the average mezzanine loans portfolio balance outstanding during the nine months ended September 30, 2007 compared to the same period last year.
Asset management fees were approximately $996,000 for the nine months ended September 30, 2007 compared to approximately $934,000 for the same period of 2006. Asset management fees relate to 27 hotel properties previously owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates subsequently sold the remaining six hotel properties. However, the affiliates, pursuant to an agreement, continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.
Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $338.8 million or 164.7% for the nine months ended September 30, 2007 compared to the same period of 2006, primarily due to approximately $328.5 million of expenses associated with the 58 hotel properties acquired since December 31, 2005 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels increased approximately $10.3 million or 5.5% for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to increases in rooms, food and beverage, and indirect expenses.
Rooms expense at comparable hotels increased approximately $2.3 million or 4.4% for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to increased occupancy at certain hotels, virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff, and increased prices overall. The increase in food and beverage expense at comparable hotels is consistent with the related increase in food and beverage revenues. Indirect expenses at comparable hotels increased approximately $5.9 million or 6.8% for the nine months ended September 30, 2007 compared to the same period of 2006. Indirect expenses primarily increased as a result of:
•	increased hotel-level general and administrative expenses due to increased salaries and staffing needs consistent with increased revenues, and

•	increased franchise fees and incentive management fees due to increased room revenues at certain hotels.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased approximately $26.1 million or 146.8% for the nine months ended September 30, 2007 compared to the same period of 2006 due to approximately $26.3 million of expenses associated with the 58 hotel properties acquired since December 31, 2005 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense decreased for the nine months ended September 30, 2007 compared to the same period of 2006 primarily resulting from decreased property insurance costs at coastal-area hotels.
Depreciation and Amortization. Depreciation and amortization increased approximately $81.4 million or 240.6% for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to approximately $78.1 million of depreciation associated with the 58 hotel properties acquired since December 31, 2005 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $3.3 million for the nine months ended September 30, 2007 compared to the same period of 2006 as a result of capital improvements made at several comparative hotels since December 31, 2005.
Corporate General and Administrative. Corporate general and administrative expense increased to approximately $19.8 million for the nine months ended September 30, 2007 compared to approximately $15.0 million for the same period of 2006, which includes an increase in non-cash expenses associated with stock-based compensation from approximately $4.1 million in 2006 compared to approximately $4.7 million in 2007. The increase is primarily the result of increased headcount due to the acquisition of a 51-property hotel portfolio on April 11, 2007. As a percentage of total revenue, however, corporate general and administrative expense decreased to approximately 2.4% in 2007 from approximately 4.5% in 2006 due to corporate synergies inherent in overall growth.
Operating Income. Operating income was approximately $112.1 million and $57.8 million for the nine months ended September 30, 2007 and 2006, respectively, which represents an increase of approximately $54.4 million as a result of the aforementioned operating results.
Interest Income. Interest income increased approximately $184,000 to approximately $2.2 million for the nine months ended September 30, 2007 from approximately $2.1 million for the comparable 2006 period primarily due to interest earned on funds received from borrowings and equity offerings during 2007 in excess of interest earned on funds received from borrowings and equity offerings during 2006.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased approximately $74.7 million to approximately $109.9 million for the nine months ended September 30, 2007 from approximately $35.2 million for the same period of 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods.
Write-off of Loan Costs and Exit Fees. During the nine months ended September 30, 2007, write-off of loan costs and exit fees consisted of the following:
•	On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, the Company paid down approximately $28.0 million of its mortgage loan, due December 11, 2009. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $212,000.

•	On March 8, 2007, the Company terminated its $100.0 million credit facility, due December 23, 2008. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $490,000.

•	On April 10, 2007, the Company repaid its $45.0 million outstanding balance on its $150.0 million credit facility, due August 16, 2008, and terminated the facility. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $1.2 million.

•	On April 24 and 25, 2007, with proceeds received from its follow-on public offering completed April 24, 2007, the Company paid off its $325.0 million variable-rate loan, due April 9, 2008, and paid down approximately $180.1 million related to its $555.1 million variable-rate loan, due May 9, 2009. In connection with these repayments, the Company wrote-off unamortized loan costs of approximately $1.9 million and incurred prepayment penalties of approximately $559,000.

•	On May 18, 2007, in connection with the Company’s sale of seven TownePlace Suites hotels, the Company paid down approximately $32.0 million related to its mortgage loan due July 1, 2015. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $205,000 and incurred prepayment penalties of approximately $1.5 million.
During the nine months ended September 30, 2006, write-off of loan costs and exit fees consisted of the following:

•	On March 24, 2006, in connection with the sale of eight hotel properties, the buyer assumed approximately $93.7 million of mortgage debt, due July 1, 2015. Related to this assumption, the Company wrote-off unamortized loan costs of approximately $687,000.

•	On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $102,000.
Benefit from Income Taxes. As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases all of its hotel properties, except one, to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the nine months ended September 30, 2007 and 2006, the benefit from income taxes of approximately $3.2 million and $605,000, respectively, relates to the net income (loss) associated with Ashford TRS. For the nine months ended September 30, 2007 and 2006, an additional (provision for) benefit from income taxes of approximately ($8.3 million) and $87,000 is included in discontinued operations, respectively. For the nine months ended September 30, 2007, the provision for income taxes included in discontinued operations primarily relates to gains on sales of properties.
Minority Interest In Consolidated Joint Ventures. Minority interest in consolidated joint ventures represents net income (loss) attributable to joint venture partners that own 11%-30% of 17 hotel properties acquired on April 11, 2007.
Minority Interest Related to Limited Partners in the Operating Partnership. Minority interest related to limited partners represents a reduction to net income of approximately $413,000 and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of equity in the operating partnership. Minority interest represents an allocation of net income (loss) available to common shareholders based on these common unit holders’ weighted-average limited partnership percentage ownership throughout the period plus dividends related to Class B unit holders.
Income from Continuing Operations. Income from continuing operations was approximately $1.8 million and $20.8 million for the nine months ended September 30, 2007 and 2006, respectively, which represents a decrease of approximately $19.0 million as a result of the aforementioned operating results.
Income from Discontinued Operations, Net. During the nine months ended September 30, 2007, the Company classified operations from 22 assets, including 20 hotel properties and two office buildings, as discontinued. During this time, 16 of these assets, including 15 hotel properties and one office building, were sold, which resulted in gains totaling approximately $35.2 million. During the nine months ended September 30, 2006, the Company classified operations from 24 assets, including 22 hotel properties and two office buildings, as discontinued. During that time, ten of these hotel properties were sold.
Net Income. Net income was approximately $33.1 million and $27.1 million for the nine months ended September 30, 2007 and 2006, respectively, which represents an increase of approximately $5.9 million as a result of the aforementioned operating results and gains on sales of properties in 2007.
Preferred Dividends. During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $3.7 million, or $0.5344 per diluted share per quarter, for Series A preferred stockholders, approximately $4.7 million, or $0.21 per diluted share per quarter, for Series B preferred stockholders, approximately $4.3 million for Series C preferred stockholders, and approximately $3.4 million, or $0.5275 per diluted share per quarter prorated for the period outstanding, for Series D preferred stockholders. In addition, during the nine months ended September 30, 2007, the Company recognized non-cash preferred dividends of approximately $845,000 related to the amortization of the Series C preferred stock discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance. During the nine months ended September 30, 2006, the Company declared cash dividends of approximately $3.7 million, or $0.5344 per diluted share per quarter, for Series A preferred stockholders, and approximately $4.5 million, or $0.20 per diluted share per quarter, for Series B preferred stockholders.
Net Income Available to Common Shareholders. Net income available to common shareholders was approximately $16.1 million and $19.0 million for the nine months ended September 30, 2007 and 2006, respectively, which represents a decrease of approximately $2.9 million as a result of the aforementioned operating results, gains on sales of properties in 2007, and preferred dividends.
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

The following table reconciles net income available to common shareholders to FFO available to common shareholders for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss) available to common shareholders	$(6,638)	$5,931	$16,111	$18,979

Plus real estate depreciation and amortization	40,128	13,734	117,372	36,887
Remove gains on sales of properties, net of related income taxes	(531)	—	(28,370)	—
Remove minority interest relating to limited partners	219	1,184	4,026	4,860

FFO available to common shareholders	$33,178	$20,849	$109,139	$60,726

For the three months ended September 30, 2007, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.6 million and non-cash dividends related to Series C preferred stock of approximately $140,000. For the three months ended September 30, 2006, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $1.5 million.
For the nine months ended September 30, 2007, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $4.7 million, the write-off of loan costs and exit fees of approximately $6.0 million, and non-cash dividends related to Series C preferred stock of approximately $845,00. For the nine months ended September 30, 2006, FFO has not been adjusted to add back dividends on redeemable preferred stock of approximately $4.5 million, the write-off of loan costs and exit fees of approximately $788,000, and the loss from reclassifying certain hotels operations from discontinued to continuing of approximately $863,000.
LIQUIDITY AND CAPITAL RESOURCES:
Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal sources of cash flows include: (i) cash flow from hotel operations, (ii) interest income from and repayments of our notes receivable portfolio, and (iii) proceeds from sales of hotel properties and other assets. The Company believes it has adequate means to satisfy all of its short-term cash obligations through cash flows from hotel operations, potential sales of hotels, availability on its lines of credit, or potential additional borrowings on its unencumbered assets.
Cash flows from hotel operations are subject to all operating risks common to the hotel industry, including:
•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs, including wages, benefits, insurance, and energy, related to inflation and other factors;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which create public concern over travel safety.
During the nine months ended September 30, 2007, we completed the following significant transactions, which affected our cash flow and liquidity:
Business Combinations:
On April 11, 2007, the Company acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion plus closing costs of approximately $96.0 million. The Company acquired 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. To fund this acquisition, the Company utilized several sources as follows: a) borrowings of approximately $928.5 million of ten-year, fixed-rate debt at an average blended interest rate of 5.95%, approximately $555.1 million of two-year, variable-rate debt with three one-year extension options at an interest rate of LIBOR plus 1.65%, and approximately $325.0 million of one-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.5%, b) the sale of 8.0 million shares of Series C Cumulative Redeemable Preferred Stock for approximately $200.0 million less a commitment fee of approximately $6.3 million at a dividend rate of LIBOR plus 2.5%, c) assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2027, and d) a $50.0 million draw on a newly executed $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, and requires interest-only payments through maturity.
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
On May 21, 2007, the Company acquired a Marriott Residence Inn and a Hampton Inn, both in Jacksonville, Florida, from MS Resort Holdings LLC for approximately $35.8 million in cash. The acquisition of these hotel properties, which were previously owned by CNL, related to the Company’s acquisition of the CNL Portfolio on April 11, 2007. The Company used proceeds from its sale of seven hotels on May 18, 2007 and cash on hand to fund this acquisition.
Capital Stock:
On April 11, 2007, the Company issued 8.0 million shares of Series C cumulative redeemable preferred stock at $25 per share for approximately $200.0 million less a commitment fee of approximately $6.3 million. On July 18, 2007, with proceeds received from the issuance of Series D preferred stock discussed below, the Company redeemed its 8.0 million shares of Series C preferred stock for approximately $200.0 million and received a refund of related commitment fees of approximately $4.3 million.
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
During the nine months ended September 30, 2007, the Company acquired 60,177 shares of treasury stock for approximately $728,000 in connection with the Company’s Stock Plan, which allows employees to tender vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest. During the nine months ended September 30, 2007, the Company reissued 36,841 treasury shares under its Stock Plan as common stock granted to its executives, certain employees, and directors.
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
On July 2, 2007, the Company sold its Hampton Inn in Horse Cave, Kentucky, for approximately $3.5 million. In connection with this sale, the Company recognized a gain of approximately $363,000.
On September 27, 2007, the Company sold its Doubletree Guest Suites in Dayton, Ohio, for approximately $6.5 million. In connection with this sale, the Company recognized a gain of approximately $168,000.

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
On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, for approximately $28.3 million, the Company paid down its $212.0 million mortgage note payable, due December 11, 2009, by approximately $28.0 million. Consequently, the $212.0 million mortgage loan secured by seven hotels outstanding at December 31, 2006 became the $184.0 million mortgage loan secured by six hotels outstanding at September 30, 2007.
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
On April 11, 2007, in connection with its acquisition of a 51-property hotel portfolio from CNL Hotels and Resorts, Inc. for approximately $2.4 billion plus closing costs of approximately $96.0 million, the Company executed a $928.5 million, ten-year, fixed-rate loan at an average blended interest rate of 5.95%, a $555.1 million, two-year, variable-rate loan with three one-year extension options at an interest rate of LIBOR plus 1.65%, and a $325.0 million, one-year, variable-rate loan with two one-year extension options at an interest rate of LIBOR plus 1.5%, and assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2027. In addition, the Company executed a $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, requires interest-only payments through maturity, and requires quarterly commitment fees ranging from 0.125% to 0.20% of the average undrawn balance during the quarter. To fund this acquisition, the Company drew approximately $50.0 million on this credit facility.
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
On May 3, 2007, the Company repaid $25.0 million on its $200.0 million credit facility, due April 9, 2010.
On May 18, 2007, in connection with the Company’s sale of its portfolio of seven TownePlace Suites hotels for approximately $57.5 million, the Company paid down approximately $32.0 million related to its mortgage loan due July 1, 2015. Consequently, the $487.1 million mortgage loan secured by 32 hotels outstanding at December 31, 2006 became the $455.1 million mortgage loan secured by 25 hotels outstanding at September 30, 2007.
On May 22, 2007, the Company modified its $200.0 million credit facility, due April 9, 2010, to increase its capacity to $300.0 million.
Dividends:
During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $73.1 million, or $0.21 per diluted share per quarter, related to both common stockholders and common unit holders, of which approximately $67.0 million and $6.1 million related to each, respectively. During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $2.2 million, or $0.19 per diluted share per quarter, related to Class B unit holders.

During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $3.7 million, or $0.5344 per diluted share per quarter, related to Series A preferred stockholders.
During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $4.7 million, or $0.21 per diluted share per quarter, related to Series B preferred stockholders.
During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $4.3 million, based on LIBOR plus 2.5% for the period outstanding, related to Series C preferred stockholders. In addition, the Company recognized non-cash preferred dividends of approximately $845,000 related to the amortization of the discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance.
During the nine months ended September 30, 2007, the Company declared cash dividends of approximately $3.4 million, or $0.5275 per diluted share per quarter prorated for the period outstanding, related to Series D preferred stockholders.
Net Cash Flow Provided By Operating Activities. For the nine months ended September 30, 2007, net cash flow provided by operating activities of approximately $102.3 million increased approximately $3.2 million from net cash flow provided by operating activities of approximately $99.1 million for the same period of 2006. The increase in net cash flow provided by operating activities was primarily attributable to improved operating income (or net income excluding depreciation, amortization, and gains on sales) in 2007, which resulted from improved operations at the 56 comparable hotels included in continuing operations as well as the 58 hotels acquired since December 31, 2005 included in continuing operations. The increase was partially offset by an increase in restricted cash in 2007 compared to a decrease in restricted cash in 2006.
Net Cash Flow Used In Investing Activities. For the nine months ended September 30, 2007, net cash flow used in investing activities was approximately $1.9 billion, which consisted of approximately $2.1 billion related to acquisitions of hotel properties and approximately $76.9 million of improvements to various hotel properties. These cash outlays were partially offset by approximately $153.5 million related to sales of 15 hotel properties and one office building and approximately $30.0 million related to payments on notes receivable. For the nine months ended September 30, 2006, net cash flow used in investing activities was approximately $170.9 million, which consisted of approximately $142.4 million related to acquisitions of hotel properties, $27.0 million related to deposits for future acquisitions of hotel properties, $26.3 million related to acquisitions or originations of notes receivable, and $29.7 million of improvements to various hotel properties. These cash outlays were somewhat offset by net proceeds of approximately $17.4 million related to the sales of ten hotel properties and $37.2 million related to payments on notes receivable.
Net Cash Flow Provided By Financing Activities. For the nine months ended September 30, 2007, net cash flow provided by financing activities was approximately $1.9 billion, which represents approximately $1.9 billion in borrowings of debt, $193.3 million of net proceeds related to the issuance of Series C preferred stock, $193.8 million of net proceeds related to the issuance of Series D preferred stock, and $548.2 million of net proceeds received from the Company’s follow-on public offering on April 24, 2007. These cash inflows were partially offset by approximately $639.9 million of payments on indebtedness and capital leases, $195.7 million related to the redemption of Series C preferred stock, $76.6 million of dividends paid, $13.8 million in payments of loan costs, and $728,000 of payments to acquire treasury shares. For the nine months ended September 30, 2006, net cash flow provided by financing activities was approximately $125.4 million, which represents $153.9 million in draws on the Company’s credit facilities and approximately $290.1 million of net proceeds received from the Company’s follow-on public offerings on January 25, 2006 and July 25, 2006, partially offset by approximately $46.2 million of dividends paid, $270.9 million of payments on indebtedness and capital leases, $1.5 million in payments of loan costs, and $54,000 of costs associated with issuing common shares in exchange for units of limited partnership interest.
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

SUBSEQUENT EVENTS:
On October 2, 2007, the Company sold its Hilton in Birmingham, Alabama, for approximately $25.0 million. As the Company acquired this property on April 11, 2007, no gain or loss was recognized on the sale. In connection with this sale, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $23.7 million.
On October 9, 2007, the Company drew approximately $47.5 million on its $47.5 million credit facility, and used the proceeds to repay $20.0 million on its $300.0 million credit facility, due April 9, 2010. On October 11, 2007, the revolving period on this $47.5 million credit facility expired and the outstanding balance converted to a $47.5 million mortgage loan, due October 10, 2008, at an interest rate of LIBOR plus 2%, requiring monthly interest-only payments through maturity, with three one-year extension options.
On October 15, 2007, the Company purchased a 7.0% LIBOR interest rate cap with a $47.5 million notional amount, which matures October 15, 2008, to limit its exposure to rising interest rates on $47.5 million of its variable-rate debt. The Company designated the $47.5 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt.
On October 29, 2007, the Company reached a definitive agreement to sell its Marriott in Baltimore, Maryland, for approximately $61.5 million. As the Company acquired this property on April 11, 2007, no gain or loss will be recognized on this sale.
On November 1, 2007, the Company issued 165,582 shares of common stock in exchange for 165,582 Class B units of limited partnership interest.
On November 2, 2007, the Company sold two Residence Inns in Torrance, California, and Atlanta, Georgia, for approximately $61.5 million. As the Company acquired these properties on April 11, 2007, no gain or loss was recognized on the sale. In connection with this sale, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $67.7 million.
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
Management Agreements — In connection with the Company’s acquisitions of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006 and the 51-hotel CNL portfolio on April 11, 2007, the Company assumed certain existing management agreements. Based on the Company’s review of these management agreements, the Company concluded that the terms of certain management agreements are more favorable to the respective managers than typical current market management agreements. As a result, the Company recorded unfavorable contract liabilities related to these management agreements as of the respective acquisition dates based on the present value of expected cash outflows over the initial terms of the related agreements. Such unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, the Company’s analysis involves considerable management judgment and assumptions.
Investment in Hotel Properties — Hotel properties are generally stated at cost. However, the initial properties contributed upon the Company’s formation are stated at the predecessor’s historical cost, net of any impairment charges, plus a minority interest partial step-up related to the acquisition of minority interest from third parties associated with four of the initial properties. In addition, included in the 51-hotel CNL portfolio acquired on April 11, 2007, the Company acquired between 70%-89% ownership interest in 17 hotel properties owned by joint ventures. For these hotel properties, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to the Company’s majority ownership is recorded based on the allocated purchase price of the Company’s ownership interest in the joint ventures. All improvements and additions which extend the useful life of hotel properties are capitalized.
Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of such hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before its previously estimated useful life expires, and when events or changes in circumstances indicate that a hotel property’s net book value may not be recoverable. In evaluating the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, which considers capitalization rates, discount rates, and comparable selling prices. If an asset was deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.
Depreciation and Amortization Expense — Depreciation expense is based on the estimated useful life of the Company’s assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Assets Held For Sale and Discontinued Operations — The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) the Company will not have any significant continuing involvement subsequent to the disposal.
Notes Receivable — The Company provides mezzanine and first-mortgage financing in the form of loans receivable, which are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected future cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
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
Recent Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the related tax position must be measured to determine the amount of provision or benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years 2003 through 2006 and 2002 through 2006 remain subject to potential examination by certain federal and state taxing authorities, respectively. No income tax examinations are currently in process. As the Company determined no material unrecognized tax benefits or liabilities exist, the adoption of FIN No. 48, effective January 1, 2007, did not impact the Company’s financial condition or results of operations. The Company classifies interest and penalties related to underpayment of income taxes as income tax expense.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
As of September 30, 2007, our $2.9 billion debt portfolio, which includes approximately $124.6 million of debt attributable to joint venture partners, consisted of approximately $2.3 billion, or 79%, of fixed-rate debt, with interest rates ranging from 5.42% to 12.85%, and approximately $609.0 million, or 21%, of variable-rate debt. For the nine months ended September 30, 2007, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of September 30, 2007 would be approximately $4.6 million.
Periodically, we purchase derivatives to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps within our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the cap’s strike rate and result in us receiving interest payments when interest rates exceed the cap strike. As of September 30, 2007, derivatives with a fair value of approximately $140,000 were included in other assets. Derivatives owned as of September 30, 2007 are described below:
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
As of September 30, 2007, our $72.9 million notes receivable portfolio consisted of approximately $57.9 million of outstanding variable-rate notes and approximately $15.0 million of outstanding fixed-rate notes. For the nine months ended September 30, 2007, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate notes receivable as of September 30, 2007 would be approximately $434,000.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2007, it does not consider exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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

Dated: November 6, 2007	By: /s/ MONTGOMERY J. BENNETT

Montgomery J. Bennett
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2007	By: /s/ DAVID J. KIMICHIK

David J. Kimichik
Chief Financial Officer
(Principal Financial Officer)

Dated: November 6, 2007	By: /s/ MARK L. NUNNELEY

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