Form 10-K
period 2007-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2008-02-29
CIK 1232582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

(Registrant’s telephone number, including area code)
(972) 490-9600
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 PAR
Preferred Stock, Series A, $0.01 PAR
Preferred Stock, Series D, $0.01 PAR
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined by Rule 405 of the Securities Exchange Act).  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.4 billion. As of February 27, 2008, the registrant had issued and outstanding 120,376,055 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement pertaining to the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FORM 10-K INDEX

Forward-Looking Statements

Throughout this Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

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

When we use words or phrases such as “will likely result,” “may,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of December 31, 2007, the Company owned interest in 112 hotel properties, which includes direct ownership in 106 hotel properties and between 75-89% interest in six hotel properties through equity investments with joint venture partners. These hotel properties represent 26,553 total rooms or 26,211 net rooms excluding those attributable to joint venture partners. Of the total 112 hotel properties, 111 are located in the United States and one is located in Canada. As of December 31, 2007, the Company also owned approximately $94.2 million of mezzanine or first-mortgage loans receivable.

For federal income tax purposes, the Company elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2007, 111 of the Company’s hotel properties were leased or owned by wholly-owned subsidiaries of the Company that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, such subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated results of operations. As of December 31, 2007, the remaining hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.

Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), both primary property managers for the Company, are beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of December 31, 2007, Remington Lodging managed 43 of the Company’s 112 hotel properties while third-party management companies managed the remaining 69 hotel properties.

As of December 31, 2007, 120,376,055 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, 8,000,000 shares of Series D preferred stock, and 13,346,843 units of limited partnership interest held by entities other than the Company were outstanding and 2,389,636 shares of common stock were held as treasury stock. During the year ended December 31, 2007, the Company completed the following transactions:

•	On March 27, 2007, the Company issued 838,500 shares of restricted common stock to its executive officers and certain employees.

•	On April 11, 2007, the Company issued 8,000,000 shares of Series C cumulative redeemable preferred stock to a financial institution.

•	On April 24, 2007, the Company issued 48,875,000 shares of common stock in a follow-on public offering.

•	On May 15, 2007, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2008.

•	On July 18, 2007, the Company publicly issued 8,000,000 shares of Series D cumulative preferred stock.

•	On July 18, 2007, the Company redeemed 8,000,000 shares of Series C cumulative redeemable preferred stock.

•	During the year ended December 31, 2007, the Company acquired 60,177 shares of treasury stock in connection with the Company’s incentive stock plan, which allows employees to tender vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest, of which 36,841 shares were reissued in connection with the aforementioned common stock grants.

•	During the year ended December 31, 2007, the Company acquired 2,366,300 shares of treasury stock in connection with its stock repurchase program.

•	During the year ended December 31, 2007, 35,391 unvested shares of restricted common stock were forfeited.

•	During the year ended December 31, 2007, the Company issued 165,582 shares of common stock in exchange for 165,582 units of limited partnership interest.

We maintain a website at www.ahtreit.com. On our website, we make available free-of-charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.

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

Our business strategy of combining lodging-related equity and debt investments seeks, among other things, to:

•	capitalize on both current yield and price appreciation, while simultaneously offering diversification of types of assets within the hospitality industry;

•	vary investments across an array of hospitality assets to take advantage of market cycles for each asset class; and

•	offer an attractive liquidity alternative to asset sales (through structure and tax deferral) and traditional financing (due to rate, structure, loan-to-value, and asset class).

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

Mezzanine Financing — Subordinated loans, or mezzanine loans, that we acquire or originate relate to upscale, upper-upscale and luxury hotels with reputable managers that are located in established or emerging sub-markets. These mezzanine loans are secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels. We intend to continue to acquire or originate mezzanine loans. Mezzanine loans that we acquire in the future may be secured by individual assets as well as cross-collateralized portfolios of assets. Although these types of loans generally have greater repayment risks than first mortgages due to the subordinated nature of the loans, we have a disciplined approach in underwriting the value of these assets. We expect this asset class to provide us with attractive returns.

First Mortgage Financing — From time to time, we acquire or originate junior participations in first mortgages, which we often refer to as mezzanine loans. As interest rates increase and the dynamics in the hotel industry make first-mortgage investments more attractive, we intend to acquire, potentially at a discount to par, or originate loans secured by first priority mortgages on hotels. Related to commercial mortgage lenders, we may be subject to certain state-imposed licensing regulations with which we intend to comply. However, because we are not a bank or a federally chartered lending institution, we are not subject to state and federal regulatory constraints imposed on such entities. Also, we expect we will be able to offer more flexible terms than commercial lenders who contribute loans to securitized mortgage pools.

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

We may incur debt in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, or financing from banks, institutional investors, or other lenders. Any such indebtedness may be secured or unsecured by mortgages or other interests in our properties or mortgage loans. This indebtedness may be recourse, non-recourse, or cross-collateralized. If recourse, such recourse may include our general assets or be limited to the particular investment to which the indebtedness relates. In addition, we may invest in properties or loans subject to existing loans secured by mortgages or similar liens on the properties, or we may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings for working capital to:

•	purchase interests in partnerships or joint ventures;

•	refinance existing indebtedness;

•	finance the origination or purchase of mortgage investments; or

•	finance acquisitions, expand, redevelop or improve existing properties, or develop new properties.

In addition, if we do not have sufficient cash available, we may need to borrow to meet taxable income distribution requirements under the Internal Revenue Code. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue mortgage financing on our individual properties and mortgage investments.

OUR DISTRIBUTION POLICY

To maintain our qualification as a REIT, we make annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions are authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.

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

OUR RECENT DEVELOPMENTS

During the year ended December 31, 2007, we completed the following significant transactions:

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

On April 11, 2007, the Company acquired the remaining 15% joint venture interest in the Hyatt Regency Dearborn in Detroit, Michigan, for approximately $7.5 million, which represents approximately $2.9 million in cash and assumed debt of approximately $4.6 million. The Company acquired the other 85% interest pursuant to its acquisition of the CNL Portfolio, which was consummated April 11, 2007, as discussed above.

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

On December 15, 2007, the Company completed an asset swap with Hilton Hotels Corporation (“Hilton”), its partner in two joint ventures which were simultaneously dissolved, whereby the Company surrendered its majority ownership interest in two hotel properties in exchange for the joint venture partner’s minority ownership interest in nine hotel properties. In connection with this asset swap, the Company assumed $41.9 million of debt previously attributable to the joint venture partner’s minority ownership in the nine acquired hotel properties that secured such debt and ceded $109.5 million of debt, of which $80.1 million was attributable to its majority ownership in the two surrendered hotel properties that secured such debt and the remainder attributable to the joint venture partner’s former minority ownership. In addition, the Company will be reimbursed $2.0 million by Hilton for expenses incurred.

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

During the year ended December 31, 2007, the Company acquired 60,177 shares of treasury stock for approximately $728,000 in connection with the Company’s Incentive Stock Plan (“Stock Plan”), which allows employees to tender vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest. During the year ended December 31, 2007, the Company reissued 36,841 treasury shares under its Stock Plan as common stock granted to its executives, certain employees, and directors.

During the year ended December 31, 2007, the Company acquired 2,366,300 shares of treasury stock for approximately $18.2 million in connection with its stock repurchase program.

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

On May 18, 2007, the Company sold its portfolio of seven TownePlace Suites hotels for approximately $57.5 million. In connection with this sale, the Company recognized a gain of approximately $18.3 million, of which related income tax gains were deferred through a 1031 like-kind exchange.

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

On November 2, 2007, the Company sold two Residence Inns in Torrance, California, and Atlanta, Georgia, for approximately $61.5 million. As the Company acquired these properties on April 11, 2007, no gain or loss was recognized on the sale. In connection with this sale and using corporate funds, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $67.7 million.

On November 20, 2007, the Company sold its Residence Inn in Kansas City, Missouri, for approximately $7.0 million. As the Company acquired this property on April 11, 2007, no gain or loss was recognized on this sale. In connection with this sale and using corporate funds, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $7.4 million.

On November 30, 2007, the Company sold its Marriott in Baltimore, Maryland, for approximately $61.5 million. As the Company acquired this property on April 11, 2007, no gain or loss was recognized on this sale. In connection with this sale, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $62.4 million.

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

On December 5, 2007, the Company originated a $21.5 million mezzanine loan receivable, due January 2018.

Indebtedness:

On January 30, 2007, the Company completed a $20.0 million draw on its $150.0 million credit facility, due August 16, 2008.

On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, for approximately $28.3 million, the Company paid down its $212.0 million mortgage note payable, due December 11, 2009, by approximately $28.0 million. Consequently, the $212.0 million mortgage loan secured by seven hotels outstanding at December 31, 2006 became the $184.0 million mortgage loan secured by six hotels outstanding at December 31, 2007.

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

On April 11, 2007, in connection with its acquisition of the CNL Portfolio for approximately $2.4 billion plus closing costs of approximately $96.0 million, the Company executed a $928.5 million, ten-year, fixed-rate loan at an average blended interest rate of 5.95%, a $555.1 million, two-year, variable-rate loan with three one-year extension options at an interest rate of LIBOR plus 1.65%, and a $325.0 million, one-year, variable-rate loan with two one-year extension options at an interest rate of LIBOR plus 1.5%, and assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2027. In addition, the Company executed a $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, requires interest-only payments through maturity, and requires quarterly commitment fees ranging from 0.125% to 0.20% of the average undrawn balance during the quarter. To fund this acquisition, the Company drew approximately $50.0 million on this credit facility.

On April 11, 2007, in connection with its acquisition of the remaining 15% joint venture interest in the Hyatt Regency Dearborn in Detroit, Michigan, for approximately $7.5 million, the Company assumed debt attributable to the joint venture partner of approximately $4.6 million. The Company acquired the other 85% interest pursuant to its acquisition of the CNL portfolio on April 11, 2007, as discussed above.

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

On May 3, 2007, the Company repaid $25.0 million on its $200.0 million credit facility, due April 9, 2010.

On May 18, 2007, in connection with the Company’s sale of its portfolio of seven TownePlace Suites hotels for approximately $57.5 million, the Company paid down approximately $32.0 million related to its mortgage loan due

July 1, 2015. Consequently, the $487.1 million mortgage loan secured by 32 hotels outstanding at December 31, 2006 became the $455.1 million mortgage loan secured by 25 hotels outstanding at December 31, 2007.

On May 22, 2007, the Company modified its $200.0 million credit facility, due April 9, 2010, to increase its capacity to $300.0 million.

On October 2, 2007, in connection with the sale of its Hilton in Birmingham, Alabama, for approximately $25.0 million, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $23.7 million.

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

On October 9, 2007, the Company repaid $20.0 million on its $300.0 million credit facility, due April 9, 2010.

On November 2, 2007, in connection with the sale of two Residence Inns in Torrance, California, and Atlanta, Georgia, for approximately $61.5 million, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $67.7 million pursuant to the loan agreement, with proceeds from the sale and corporate cash.

On November 20, 2007, in connection with the sale of its Residence Inn in Kansas City, Missouri, for approximately $7.0 million, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $7.4 million.

On November 30, 2007, in connection with the sale of its Marriott in Baltimore, Maryland, for approximately $61.5 million, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $62.4 million.

On December 4, 2007, the Company drew $25.0 million on its $300.0 million credit facility, due April 9, 2010.

On December 15, 2007, in connection with an asset swap with a joint venture partner, the Company assumed $41.9 million of mortgage debt previously attributable to the joint venture partner’s minority ownership in nine acquired hotel properties that secured such debt and ceded $109.5 million of mortgage debt, of which $80.1 million was attributable to its majority ownership in the two surrendered hotel properties that secured such debt and the remainder attributable to the joint venture partner’s former minority ownership. Such ceded debt had maturities ranging from 2010 to 2011.

On December 15, 2007, in connection with the aforementioned asset swap, the Company repaid an additional $8.7 million of mortgage debt attributable to its majority ownership in such joint ventures, which was secured by hotels involved in the asset swap and had maturities ranging from 2010 to 2011.

On December 20, 2007, the Company drew $10.0 million on its $300.0 million credit facility, due April 9, 2010.

Dividends:

During the year ended December 31, 2007, the Company declared cash dividends of approximately $100.4 million, or $0.21 per share per quarter, related to both common stockholders and common unit holders, of which approximately $92.3 million and $8.1 million related to each, respectively. During the year ended December 31, 2007, the Company declared cash dividends of approximately $2.9 million, or $0.19 per share per quarter, related to Class B unit holders.

During the year ended December 31, 2007, the Company declared cash dividends of approximately $4.9 million, or $0.5344 per share per quarter, related to Series A preferred stockholders.

During the year ended December 31, 2007, the Company declared cash dividends of approximately $6.3 million, or $0.21 per share per quarter, related to Series B preferred stockholders.

During the year ended December 31, 2007, the Company declared cash dividends of approximately $4.3 million, based on LIBOR plus 2.5% for the period outstanding, related to Series C preferred stockholders. In addition, the Company recognized non-cash preferred dividends of approximately $845,000 related to the amortization of the discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance.

During the year ended December 31, 2007, the Company declared cash dividends of approximately $7.7 million, or $0.5281 per share per quarter prorated for the period outstanding, related to Series D preferred stockholders.

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

OUR EMPLOYEES

At December 31, 2007, we had 66 full-time employees. Such employees perform directly or through our operating partnership various acquisition, development, redevelopment, and corporate management functions. All persons employed in the day-to-day operations of our hotels are employees of the management companies rather than employees of ours.

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

OUR FRANCHISE LICENSES

We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems. As of December 31, 2007, the Company owned interest in 112 hotels, 110 of which operated under the following franchise licenses or brand management agreements:

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

Renaissance is a registered trademark of Marriott International, Inc.

Hyatt Regency is a registered trademark of Hyatt Corporation.

Sheraton is a registered trademark of Sheraton Hotels and Resorts, a division of Starwood Hotels and Resorts Worldwide, Inc.

Westin is a registered trademark of Westin Hotels and Resorts, a division of Starwood Hotels and Resorts Worldwide, Inc.

Crowne Plaza is a registered trademark of InterContinental Hotels Group.

Our management companies, including Remington Lodging, must operate each hotel pursuant to the terms of the related franchise or brand management agreement, and must use their best efforts to maintain the right to operate each hotel as such. In the event of termination of a particular franchise or brand management agreement, our management companies must operate any affected hotels under another franchise or brand management agreement, if any, that we enter into. We anticipate that most of the additional hotels we acquire will be operated under franchise licenses or brand management agreements as well.

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

OUR SEASONALITY MATTERS

Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months and some during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that cash flow from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to make required distributions. However, we cannot make any assurances that we will make distributions in the future.

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

Conflicts of interest relating to Remington Lodging may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our Board of Directors, Mr. Archie Bennett, Jr., serves as the Chairman of the Board of Directors of Remington Lodging, and our Chief Executive Officer and President, Mr. Montgomery Bennett, serves as the Chief Executive Officer and President of Remington Lodging. Messrs. Archie and Montgomery Bennett own 100% of Remington Lodging, which, as of December 31, 2007, manages 43 of our 112 properties and provides related services, including property management services and project management services.

Messrs. Archie and Montgomery Bennett’s ownership interests in and management obligations to Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging and will reduce the time and effort they each spend managing us. Our Board of Directors has adopted a policy that requires all approvals, actions or decisions to which the Company has the right to make under the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude to Remington Lodging under the management agreements to which the Company is a party, Messrs. Archie Bennett and Montgomery Bennett, as officers of Remington Lodging, could take actions or make decisions that are not in the stockholders’ best interest or that are otherwise consistent with their obligations under the management agreements or the Company’s obligations under the applicable franchise agreements.

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

We are a party to a master hotel management agreement and an exclusivity agreement with Remington Lodging, which describes the terms of Remington Lodging’s management of our hotels, as well as any future hotels we may acquire that will be managed by Remington Lodging. If we terminate the management agreement as to any of the remaining five hotels we acquired in connection with our initial public offering, which are all subject to the management agreement, because we elect to sell those hotels, we will be required to pay Remington Lodging a substantial termination fee. Remington Lodging may agree to waive the termination fee if a replacement hotel is substituted but is under no contractual obligation to do so. The exclusivity agreement requires us to engage Remington Lodging, unless our independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined that special circumstances exist or that, based on Remington Lodging’s prior performance, another manager or developer could perform the duties materially better. As the sole owners of Remington Lodging, which would receive any development, management, and management termination fees payable by us under the management agreement, Messrs. Archie and Montgomery Bennett may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our stockholders to do so.

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

If we dispose of the four remaining properties that were contributed to us in exchange for units in our operating partnership in connection with our initial public offering, we may be obligated to indemnify the contributors, including Messrs. Archie and Monty Bennett whom have substantial ownership interests, against the tax consequences of the sale. In addition, under the tax indemnification agreements, we have agreed for a period of 10 years to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness in the amount of at least $16.0 million, which will allow the contributors to defer recognition of gain in connection with the contribution of the Las Vegas hotel property as part of our formation.

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

Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Montgomery Bennett, to manage 43 of our 112 lodging properties owned as of December 31, 2007 and have hired unaffiliated third — party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in other criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged, we may be in breach of the franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. Any of these circumstances could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

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

Some of our competitors are larger than us, may have access to greater capital, marketing, and other resources, may have personnel with more experience than our officers, may be able to accept higher levels of debt or otherwise may tolerate more risk than us, may have better relations with hotel franchisors, sellers, or lenders, and may have other advantages over us in conducting certain business and providing certain services.

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

Our hotel investments may be subject to risks relating to potential terrorist activity

During 2007, approximately 16% of total revenue from 12 hotels was generated from hotels located in the Washington D.C. and Baltimore areas, the areas vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist activity. that may cause in the future, or results to differ materially from anticipated results.

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

Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Messrs. Archie and Montgomery Bennett, Kessler, Brooks, Kimichik, and Nunneley and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key – person life insurance on any of our officers. Although these officers currently have employment agreements with us, we cannot assure their continued employment. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

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

As of December 31, 2007, we owned interest in 112 hotel properties, which includes direct ownership in 106 hotel properties and between 75-89% interest in six hotel properties through equity investments with joint venture partners. These hotels represent 26,553 total rooms or 26,211 net rooms excluding those attributable to joint venture partners. Regarding the 112 hotel properties, 111 are located within the United States and one is located in Canada. In addition, 111 of these hotel properties are leased or owned by Ashford TRS, while the remaining hotel is leased on a triple-net lease basis to a third-party tenant who operates the hotel. We own our hotels in fee simple except for (a) the Doubletree Guest Suites in Columbus, Ohio, which was built on an air rights lease above the parking garage that expires in 2045, (b) the Hilton in Ft. Worth, Texas, which we own pursuant to a partial ground lease which expires in 2040 (including all extensions), (c) the Crowne Plaza in Key West, Florida, which we own pursuant to a ground lease that expires in 2084 (including all extensions), (d) the JW Marriott in San Francisco, California, which we own pursuant to a ground lease that expires in 2083 (including all extensions), (e) the JW Marriott in New Orleans, Louisiana, which we own pursuant to a ground lease that expires in 2081 (including all extensions), (f) the Hilton in La Jolla, California which we own pursuant to a ground lease that expires in 2043 (including all extensions), and (g) the Renaissance in Tampa, Florida, which we own pursuant to a ground lease that expires in 2080 (including all extensions). Regarding the 112 hotels, 110 are held for investment purposes while two are held for sale.

All 112 hotels are operated by our managers. The following table sets forth certain descriptive information regarding these hotels as of December 31, 2007:

		Total	%	Owned
Hotel Property	Location	Rooms	Owned	Rooms

Embassy Suites	Austin, TX	150	100%	150
Embassy Suites	Dallas, TX	150	100%	150
Embassy Suites	Herndon, VA	150	100%	150
Embassy Suites	Las Vegas, NV	220	100%	220
Embassy Suites	Syracuse, NY	215	100%	215

		Total	%	Owned
Hotel Property	Location	Rooms	Owned	Rooms

Embassy Suites	Flagstaff, AZ	119	100%	119
Embassy Suites	Houston, TX	150	100%	150
Embassy Suites	West Palm Beach, FL	160	100%	160
Embassy Suites	Philadelphia, PA	263	100%	263
Embassy Suites	Walnut Creek, CA	249	100%	249
Embassy Suites	Arlington, VA	267	100%	267
Embassy Suites	Portland, OR	276	100%	276
Embassy Suites	Santa Clara, CA	257	100%	257
Embassy Suites	Orlando, FL	174	100%	174
Radisson Hotel	Holtsville, NY	188	100%	188
Radisson Hotel	Rockland, MA	127	100%	127
Doubletree Guest Suites	Columbus, OH	194	100%	194
Hilton Garden Inn	Jacksonville, FL	119	100%	119
Hilton	Ft. Worth, TX	294	100%	294
Hilton	Houston, TX	243	100%	243
Hilton	St. Petersburg, FL	333	100%	333
Hilton	Santa Fe, NM	157	100%	157
Hilton	Bloomington, MN	300	100%	300
Hilton	Washington DC	544	75%	408
Hilton	La Jolla, CA	394	75%	296
Hilton	Costa Mesa, CA	486	100%	486
Hilton	Tuscon, AZ	428	100%	428
Hilton	Dallas, TX	500	100%	500
Hilton	Rye Town, NY	446	100%	446
Hilton	Auburn Hills, MI	224	100%	224
Homewood Suites	Mobile, AL	86	100%	86
Hampton Inn	Lawrenceville, GA	86	100%	86
Hampton Inn	Evansville, IN	141	100%	141
Hampton Inn	Terre Haute, IN	112	100%	112
Hampton Inn	Buford, GA	92	100%	92
Hampton Inn	Houston, TX	176	85%	150
Hampton Inn	Jacksonville, FL	118	100%	118
Marriott	Durham, NC	225	100%	225
Marriott	Arlington, VA	697	100%	697
Marriot	Seattle,WA	358	100%	358
Marriot	Bridgewater, NJ	347	100%	347
Marriot	Plano, TX	404	100%	404
Marriot	Dallas, TX	266	100%	266
JW Marriott	San Francisco, CA	338	100%	338
JW Marriott	New Orleans, LA	494	100%	494	(a)
SpringHill Suites by Marriott	Jacksonville, FL	102	100%	102
SpringHill Suites by Marriott	Baltimore, MD	133	100%	133
SpringHill Suites by Marriott	Kennesaw, GA	90	100%	90
SpringHill Suites by Marriott	Buford, GA	96	100%	96

		Total	%	Owned
Hotel Property	Location	Rooms	Owned	Rooms

SpringHill Suites by Marriott	Gaithersburg, MD	162	100%	162
SpringHill Suites by Marriott	Centreville, VA	136	100%	136
SpringHill Suites by Marriott	Charlotte, NC	136	100%	136
SpringHill Suites by Marriott	Durham, NC	120	100%	120
SpringHill Suites by Marriott	Orlando, FL	400	100%	400
SpringHill Suites by Marriott	Manhattan Beach, CA	164	100%	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	199	100%	199
SpringHill Suites by Marriott	Glen Allen, VA	136	100%	136
Fairfield Inn by Marriott	Kennesaw, GA	87	100%	87
Fairfield Inn by Marriott	Orlando, FL	388	100%	388
Courtyard by Marriott	Bloomington, IN	117	100%	117
Courtyard by Marriott	Columbus, IN	90	100%	90
Courtyard by Marriott	Louisville, KY	150	100%	150
Courtyard by Marriott	Crystal City, VA	272	100%	272
Courtyard by Marriott	Ft. Lauderdale, FL	174	100%	174
Courtyard by Marriott	Overland Park, KS	168	100%	168
Courtyard by Marriott	Palm Desert, CA	151	100%	151
Courtyard by Marriott	Foothill Ranch, CA	156	100%	156
Courtyard by Marriott	Alpharetta, GA	154	100%	154
Courtyard by Marriott	Philadelphia, PA	498	89%	443
Courtyard by Marriott	Seattle,WA	250	100%	250
Courtyard by Marriott	San Francisco, CA	405	100%	405
Courtyard by Marriott	Orlando, FL	312	100%	312
Courtyard by Marriott	Oakland, CA	156	100%	156
Courtyard by Marriott	Scottsdale, AZ	180	100%	180
Courtyard by Marriott	Plano, TX	153	100%	153
Courtyard by Marriott	Edison, NJ	146	100%	146
Courtyard by Marriott	Newark, CA	181	100%	181
Courtyard by Marriott	Manchester, CT	90	85%	77
Courtyard by Marriott	Basking Ridge, NJ	235	100%	235
Marriott Residence Inn	Lake Buena Vista, FL	210	100%	210
Marriott Residence Inn	Evansville, IN	78	100%	78
Marriott Residence Inn	Orlando, FL	350	100%	350
Marriott Residence Inn	Falls Church, VA	159	100%	159
Marriott Residence Inn	San Diego, CA	150	100%	150
Marriott Residence Inn	Salt Lake City, UT	144	100%	144
Marriott Residence Inn	Palm Desert, CA	130	100%	130
Marriott Residence Inn	Las Vegas, NV	256	100%	256
Marriott Residence Inn	Phoenix, AZ	200	100%	200
Marriott Residence Inn	Plano, TX	126	100%	126
Marriott Residence Inn	Newark, CA	168	100%	168
Marriott Residence Inn	Manchester, CT	96	85%	82
Marriott Residence Inn (Buckhead)	Atlanta, GA	150	100%	150
Marriott Residence Inn	Jacksonville, FL	120	100%	120

		Total	%	Owned
Hotel Property	Location	Rooms	Owned	Rooms

TownePlace Suites by Marriott	Manhattan Beach, CA	144	100%	144
Sea Turtle Inn	Atlantic Beach, FL	193	100%	193
Sheraton Hotel	Langhorne, PA	187	100%	187
Sheraton Hotel	Minneapolis, MN	222	100%	222
Sheraton Hotel	Milford, MA	173	100%	173
Sheraton Hotel	Indianapolis, IN	371	100%	371
Sheraton Hotel	Anchorage, AK	375	100%	375
Sheraton Hotel	Iowa City, IA	234	100%	234	(a)
Sheraton Hotel	San Diego, CA	260	100%	260
Hyatt Regency	Anaheim, CA	654	100%	654
Hyatt Regency	Herndon, VA	316	100%	316
Hyatt Regency	Montreal, CAN	607	100%	607
Hyatt Regency	Detriot, MI	772	100%	772
Hyatt Regency	Coral Gables, FL	242	100%	242
Crowne Plaza	Beverly Hills, CA	260	100%	260
Crowne Plaza	Key West, FL	160	100%	160
Annapolis Inn	Annapolis, MD	124	100%	124
Westin	Rosemont, IL	525	100%	525
Renaissance	Tampa, FL	293	100%	293

Total		26,553		26,211
Held For Sale Hotels Room Count(a)		(728)		(728)

Continuing Operations Hotels Room Count		25,825		25,483

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

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

Market and Dividend Information

Our common stock is traded on the New York Stock Exchange under the symbol “AHT.” The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per common share:

			Cash
	Price Range		Distributions
	High	Low	per Share

2006
First quarter	$13.06	$10.66	$0.20
Second quarter	$12.62	$10.38	$0.20
Third quarter	$13.00	$11.49	$0.20
Fourth quarter	$13.18	$11.72	$0.20
2007
First quarter	$13.05	$11.25	$0.21
Second quarter	$12.54	$11.53	$0.21
Third quarter	$12.62	$9.80	$0.21
Fourth quarter	$10.57	$7.19	$0.21

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

Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, the NAREIT Mortgage Index, and the NAREIT Lodging Resort Index for the period from August 29, 2003, the date of our initial public offering, through December 31, 2007, assuming an initial investment of $100 in stock on August 29, 2003 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the NAREIT Lodging Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*
Among Ashford Hospitality Trust, Inc., The S&P 500 Index,
The NAREIT Mortgage Index And The NAREIT Lodging & Resorts

* $100 invested on 8/29/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31. Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Recent Sales of Unregistered Securities

None during the quarter ended December 31, 2007.

Stockholder Information

As of February 22, 2008, we had approximately 19,500 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. In the past, our Board of Directors has granted waivers to three stockholders allowing such stockholders to temporarily exceed the ownership limitation. However, no stockholder currently exceeds the ownership limit.

Equity Compensation Plans Information

The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants, and rights; the weighted-average exercise price of outstanding options, warrants, and rights; and the number of securities remaining available for future issuance as of December 31, 2007:

Number of Securities
	to be Issued Upon	Weighted-Average
	Exercise of	Exercise Price
	Outstanding	of Outstanding	Number of Securities
	Options, Warrants,	Options, Warrants,	Remaining Available
	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders:
Restricted common stock	None	NA	1,385,289
Equity compensation plans not approved by security holders	None	None	None

Issuer Purchases of Equity Securities

During the fourth quarter of 2007, the Company’s Board of Directors authorized management to purchase up to a total of $50 million of its common stock from time to time on the open market (the “Plan”). The purchases are to be made at a price not to exceed $9.00 per share provided the ratio of the Company’s net debt to gross assets does not exceed 62.4%. The following table provides the information with respect to purchases of shares made by the Company during each of the months in the fourth quarter of 2007:

			Total Number of	Maximum Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet be Purchaed
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

October 1 to October 31	—	$—	—	$50,000,000
November 1 to November 30	318,900	7.82	318,900	47,505,000
December 1 to December 31	2,047,400	7.67	2,047,400	31,809,000

Total	2,366,300	7.69	2,366,300

Item 6.	Selected Financial Data

The following table sets forth consolidated selected historical operating and financial data for the Company beginning with its commencement of operations on August 29, 2003. Prior to that time, this table includes the combined selected historical operating and financial data of certain affiliates of Remington Lodging (the “Predecessor”).

The selected historical consolidated financial information as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 were derived from financial statements contained elsewhere herein. The selected historical consolidated financial information as of December 31, 2005, 2004, and 2003 and for each of the two years in the period ended December 31, 2004 (as adjusted for discontinued operations) were derived from the Company’s previously filed audited consolidated financial statements. The selected historical consolidated financial information for the year ended December 31, 2003 includes the combined results of the Predecessor prior to the Company’s formation on August 29, 2003.

The information below should be read along with all other financial information and analysis presented elsewhere herein, including the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto.

ASHFORD HOSPITALITY TRUST, INC. AND PREDECESSOR
SELECTED HISTORICAL FINANCIAL AND OTHER DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Company)	(Company)	(Company)	(Company)	(Company &
					Predecessor)
	(In thousands, except share and per share amounts)

Operating Data:
Revenue:
Hotel revenues
Rooms	$817,735	$358,420	$229,850	$77,302	$29,522
Food and beverage	245,213	79,494	47,496	11,184	3,588
Rental income from operating leases	4,548	—	—	—	—
Interest income from notes receivable	11,005	14,858	13,323	7,549	110
Other	50,266	18,356	13,148	4,880	1,185

Total Operating Revenue	1,128,767	471,128	303,817	100,915	34,405

Expenses:
Hotel operating expenses
Rooms	187,225	80,273	51,473	17,633	6,673
Food and beverage	176,052	59,099	35,943	8,271	2,695
Other direct	25,854	7,971	5,020	1,890	797
Indirect	307,231	134,459	89,113	29,478	11,993
Management fees, including related parties	42,775	17,571	10,663	2,869	1,121
Property taxes, insurance, and other	58,285	25,825	15,777	5,667	2,366
Depreciation & amortization	153,285	48,460	27,218	9,092	4,167
Corporate general and administrative	26,953	20,359	14,523	11,855	4,003

Total Operating Expenses	977,660	394,017	249,730	86,755	33,815

Operating income	151,107	77,111	54,087	14,160	590
Interest income	3,178	2,917	1,027	335	289
Interest expense and amortization of loan costs	(139,113)	(45,185)	(34,672)	(11,101)	(5,000)
Write-off of loan costs and exit fees	(4,216)	(101)	(5,803)	(1,633)	—
Loss on debt extinguishment	—	—	(10,000)	—	—

Income (loss) before provision for income taxes and minority interest	10,956	34,742	4,639	1,761	(4,121)
Benefit from (provision for) income taxes	(4,981)	2,945	2,571	(683)	(133)
Minority interest related to consolidated joint ventures	(323)	—	—	—	—
Minority interest related to limited partners	(1,684)	(4,540)	(1,482)	(187)	356

Income (Loss) From Continuing Operations	3,968	33,147	5,728	891	(3,898)
Income (loss) from discontinued operations, net	26,192	4,649	3,709	528	(22)

Net Income (Loss)	30,160	37,796	9,437	1,419	(3,920)
Preferred dividends	(23,990)	(10,875)	(9,303)	(1,355)	—

Net Income (Loss) Available To Common Shareholders	$6,170	$26,921	$134	$64	$(3,920)

Diluted:					(a)
(Loss) Income From Continuing Operations Per Share
Available To Common Shareholders	$(0.19)	$0.36	$(0.09)	$(0.02)	$(0.08)

Income From Discontinued Operations Per Share	$0.25	$0.07	$0.09	$0.02	$0.01

Net Income (Loss) Per Share Available To
Common Shareholders	$0.06	$0.43	$0.00	$0.00	$(0.07)

Weighted Average Common Shares Outstanding	105,786,502	62,127,948	40,194,132	25,120,653	24,627,298

(a)	For the year ended December 31, 2003, per share and weighted average shares data only relates to the period from inception through December 31, 2003.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Company)	(Company)	(Company)	(Company)	(Company &
					Predecessor)

Balance Sheet Data:
Investments in hotel properties, net	$3,885,737	$1,632,946	$1,106,668	$427,005	$173,724
Cash, cash equivalents, and restricted cash	145,143	82,756	85,837	61,168	77,628
Assets held for sale	75,739	119,342	117,873	—	—
Notes receivable	94,225	102,833	107,985	79,662	10,000
Total assets	4,381,291	2,011,912	1,482,486	595,945	267,882
Indebtedness — Continuing operations	2,639,546	1,015,555	782,938	292,879	38,882
Total owners’ equity	1,285,003	641,709	358,323	218,692	172,292
Other Data:
Cash Flow:
Provided by operating activities	$155,737	$139,691	$56,528	$6,652	$5,735
Used in investing activities	(1,872,900)	(565,473)	(652,267)	(310,624)	(89,189)
Provided by financing activities	1,736,022	441,130	606,625	274,827	161,718
Unaudited:
Total number of rooms at December 31	26,211	15,492	13,184	5,095	2,381
Total number of hotels at December 31	112	81	80	33	15
EBITDA(1)	$357,151	$138,757	$79,346	$23,909	$5,508
FFO(2)	$147,680	$84,748	$32,741	$11,076	$653

(1) EBITDA Reconciliation (unaudited):
Net income (loss)	$30,160	$37,796	$9,437	$1,419	$(3,920)
Plus depreciation and amortization	166,161	52,863	30,291	10,768	4,933
Plus interest expense & amortization of loan costs	154,338	48,457	38,404	11,101	5,000
Less interest income	(3,064)	(2,917)	(1,027)	(335)	(289)
Remove minority interest relating to limited partners	3,957	5,277	2,425	298	(358)
Remove (benefit from) provision for income taxes	5,599	(2,719)	(184)	658	142

EBITDA	$357,151	$138,757	$79,346	$23,909	$5,508

(2) FFO Reconciliation (unaudited):
Net income (loss) available to common shareholders	$6,170	$26,921	$134	$64	$(3,920)
Plus real estate depreciation and amortization(a)	165,757	52,550	30,182	10,714	4,931
Remove gains on sales of properties, net of related income taxes	(28,204)	—	—	—	—
Remove minority interest relating to limited partners	3,957	5,277	2,425	298	(358)

FFO	$147,680	$84,748	$32,741	$11,076	$653

(a)	Includes property-level furniture, fixtures, and equipment.

(1)	EBITDA is defined as net income (loss) before interest expense, interest income (excluding interest income from mezzanine loans), income taxes, depreciation and amortization, and minority interest relating to limited partners. We believe EBITDA is useful to investors as an indicator of our ability to service debt and pay cash distributions. EBITDA, as calculated by us may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with genereally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

(2)	The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items related to minority interests relating to limited partners. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered an alternative to a) GAAP net income (loss) as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of cash available to fund our cash needs, including our ability to make cash distributions. We believe that to facilitate a clear understanding of our historical operating results, FFO should be considered along with our net income (loss) and cash flows reported in the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW:

We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering (“IPO”) and related formation transactions on August 29, 2003. As of December 31, 2007, we owned interest in 112 hotel properties, which includes direct ownership in 106 hotel properties and between 75-89% interest in six hotel properties through equity investments with joint venture partners. In addition, as of December 31, 2007, we owned approximately $94.2 million of mezzanine or first-mortgage loans receivable. Of these 112 hotels, five were contributed upon our formation, seven were acquired in 2003, 15 were acquired in 2004, 29 were acquired in 2005, ten were acquired in 2006, and 46 were acquired in 2007. As of December 31, 2007, 110 of the 112 hotels were classified in continuing operations while the remaining two were classified as discontinued operations.

The 54 hotel properties acquired since December 31, 2005 that are included in continuing operations contributed approximately $699.0 million and $80.6 million to our total revenue and operating income, respectively, for the year ended December 31, 2007, and approximately $60.7 million and $3.9 million to our total revenue and operating income, respectively, for the year ended December 31, 2006.

Based on our primary business objectives and forecasted operating conditions, our key priorities and financial strategies include, among other things:

•	acquiring hotels with a favorable current yield with an opportunity for appreciation,

•	implementing selective capital improvements designed to increase profitability,

•	directing our hotel managers to minimize operating costs and increase revenues,

•	originating or acquiring mezzanine loans, and

•	other investments that our Board of Directors deems appropriate.

Throughout 2007, strong economic growth in the United States economy combined with improved business demand generated strong RevPar growth throughout the lodging industry. For 2008, forecasts for the lodging industry continue to be favorable.

RESULTS OF OPERATIONS:

Marriott International, Inc. (“Marriott”) manages 42 of the Company’s properties. For these 42 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2007 and 2006 ended December 28th and December 29th, respectively.

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

The following table illustrates the key performance indicators for the years ended December 31, 2007 and 2006 for the 56 hotel properties included in continuing operations that we owned throughout the entirety of both years presented (“2007 comparable hotels”):

	Years Ended December 31,
	2007	2006

Comparative Hotels (56 properties):
Room revenues (in thousands)	$336,489	$317,301
RevPar	$93.58	$87.82
Occupancy	73.39%	73.69%
ADR	$127.51	$119.17

The following table reflects key line items from our consolidated statements of operations for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	Year	Year	Year	Favorable (Unfavorable)
	Ended	Ended	Ended	Change
	December 31, 2007	December 31, 2006	December 31, 2005	2006 to 2007	2005 to 2006

Total revenue	$1,128,767	$471,128	$303,817	$657,639	$167,311
Total hotel expenses	739,137	299,373	192,212	(439,764)	(107,161)
Property taxes, insurance, and other	58,285	25,825	15,777	(32,460)	(10,048)
Depreciation and amortization	153,285	48,460	27,218	(104,825)	(21,242)
Corporate general and administrative	26,953	20,359	14,523	(6,594)	(5,836)
Operating income	151,107	77,111	54,087	73,996	23,024
Interest income	3,178	2,917	1,027	261	1,890
Interest expense	(133,275)	(43,201)	(30,772)	(90,074)	(12,429)
Amortization of loan costs	(5,838)	(1,984)	(3,900)	(3,854)	1,916
Write-off of loan costs and exit fees and loss on debt extinguishment	(4,216)	(101)	(15,803)	(4,115)	15,702
Benefit from income taxes	(4,981)	2,945	2,571	(7,926)	374
Minority interest in consolidated joint ventures	(323)	—	—	(323)	—
Minority interest relating to limited partners	(1,684)	(4,540)	(1,482)	2,856	(3,058)
Income from discontinued operations, net	26,192	4,649	3,709	21,543	940
Net income	$30,160	$37,796	$9,437	$(7,636)	$28,359

Comparison of Year Ended December 31, 2007 and Year Ended December 31, 2006

Revenue.  Total revenue for the year ended December 31, 2007 increased approximately $657.6 million or 139.6% to approximately $1.1 billion from total revenue of approximately $471.1 million for the year ended December 31, 2006. The increase was primarily due to approximately $638.3 million in incremental revenues attributable to the 54 hotel properties acquired since December 31, 2005 that are included in continuing operations and approximately $23.1 million increase in revenues for comparable hotels, primarily due to increases in room revenues, offset by a decrease of approximately $3.9 million in income earned on the Company’s mezzanine loans receivable portfolio as a result of a decline in the average balance outstanding compared to the same period last year.

Room revenues at comparable hotels for the year ended December 31, 2007 increased approximately $19.2 million or 6.0% compared to 2006, primarily due to an increase in RevPar from $87.82 to $93.58, which consisted of a 7.0% increase in ADR and a 0.41% decrease in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced significant increases in ADR and relatively flat occupancy. In addition to improved market conditions, certain hotels also benefited in 2007 from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels in 2007 reduced room availability, which offset these increases.

Food and beverage revenues at comparable hotels for the year ended December 31, 2007 increased approximately $4.5 million or 7.3% compared to 2006 primarily due to increased occupancy at certain hotels, increased prices overall, and increased banquets at certain hotels. The remainder of the increase is primarily attributable to the 54 hotel properties acquired since December 31, 2005.

Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired on April 11, 2007, which is leased to a third-party tenant on a triple-net lease basis.

Other revenues for the year ended December 31, 2007 compared to 2006 increased approximately $31.8 million due to approximately $32.5 million in incremental revenues attributable to the 54 hotel properties acquired since December 31, 2005 that are included in continuing operations offset by a decline of approximately $609,000 at comparable hotels primarily due to decreased space rentals at certain hotels.

Interest income from notes receivable decreased to approximately $11.0 million for the year ended December 31, 2007 compared to approximately $14.9 million for 2006 due to a decrease in the average mezzanine loans portfolio balance outstanding during 2007 compared to last year.

Asset management fees and asset management consulting fees were approximately $1.3 million for both of the year ended December 31, 2007 and 2006. Asset management fees relate to 27 hotel properties previously owned by affiliates for which the Company provided asset management and consulting services. The Company acquired 21 of these hotel properties from said affiliates on March 16, 2005, and the affiliates subsequently sold the remaining six hotel properties. However, the affiliates, pursuant to an agreement, continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.

Hotel Operating Expenses.  Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $441.8 million or 147.6% for the year ended December 31, 2007 compared to 2006 primarily due to approximately $428.9 million of expenses associated with the 54 hotel properties acquired since December 31, 2005 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels increased approximately $12.9 million or 5.1% for the year ended December 31, 2007 compared to 2006 primarily due to increases in rooms, food and beverage, and indirect expenses. These increases were partially offset by a $2.0 million transaction fees the Company is to be reimbursed by Hilton Hotels Corporation relating to the asset swap transaction.

Rooms expense at comparable hotels increased approximately $3.1 million or 4.5% for the year ended December 31, 2007 compared to 2006 primarily due to increased occupancy at certain hotels, virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff, and increased prices overall. The increase in food and beverage expense at comparable hotels is consistent with the related increase in food and beverage revenues. Indirect expenses at comparable hotels increased approximately $7.6 million or 6.5% for the year ended December 31, 2007 compared to 2006. Indirect expenses primarily increased as a result of:

•	increased hotel-level general and administrative expenses due to increased salaries and staffing needs consistent with increased revenues, and

•	increased franchise fees and incentive management fees due to increased room revenues at certain hotels.

Property Taxes, Insurance, and Other.  Property taxes, insurance, and other increased approximately $32.5 million or 125.7% for the year ended December 31, 2007 compared to 2006 due to approximately $32.9 million of expenses associated with the 54 hotel properties acquired since December 31, 2005 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense decreased for the year ended December 31, 2007 compared to 2006 primarily resulting from decreased property insurance rates incurred under new policies related to several hotels.

Depreciation and Amortization.  Depreciation and amortization increased approximately $104.8 million or 216.3% for the year ended December 31, 2007 compared to 2006 primarily due to approximately $99.9 million of depreciation associated with the 54 hotel properties acquired since December 31, 2005 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $4.9 million for the year ended December 31, 2007 compared to 2006 as a result of capital improvements made at several comparative hotels since December 31, 2005.

Corporate General and Administrative.  Corporate general and administrative expense increased to approximately $27.0 million for the year ended December 31, 2007 compared to approximately $20.4 million in 2006, which includes an increase in non-cash expenses associated with stock-based compensation from approximately $5.2 million in 2006 compared to approximately $6.2 million in 2007. The increase is primarily the result of increased headcount due to the acquisition of the CNL Portfolio on April 11, 2007. As a percentage of total revenue, however, corporate general and administrative expense decreased to approximately 2.4% in 2007 from approximately 4.3% in 2006 due to corporate synergies inherent in overall growth.

Operating Income.  Operating income was approximately $151.1 million and $77.1 million for the years ended December 31, 2007 and 2006, respectively, which represents an increase of approximately $74.0 million as a result of the aforementioned operating results.

Interest Income.  Interest income increased approximately $261,000 to approximately $3.2 million for the year ended December 31, 2007 from approximately $2.9 million in 2006 primarily due to interest earned on funds received from borrowings and equity offerings during 2007 in excess of interest earned on funds received from borrowings and equity offerings during 2006.

Interest Expense and Amortization of Loan Costs.  Interest expense and amortization of loan costs increased approximately $93.9 million to approximately $139.1 million for the year ended December 31, 2007 from approximately $45.2 million in 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods.

Write-off of Loan Costs and Exit Fees.  During the year ended December 31, 2007, the Company recorded write-off of loan costs and exit fees of $4.2 million consisting of the following:

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

During the year ended December 31, 2006, the Company recorded write-off of loan costs and exit fees of $101,000 relating to the repayment on May 30, 2006, of its then outstanding $11.1 million balance on its mortgage note payable due April 1, 2011.

(Provision for) Benefit from Income Taxes.  As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases all of its hotel properties, except one, to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the year ended December 31, 2007, the provision for income taxes of approximately $5.0 million consists primarily of the expense associated with fully reserving the Company’s deferred tax asset at December 31, 2007. As a result of Ashford TRS losses in 2007 and 2006, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, the Company believes that it is more likely than not its net deferred tax asset will not be realized, and therefore, has provided a valuation allowance to fully reserve against these amounts. For the year ended December 31, 2006, the benefit from income taxes of approximately $2.9 million relates to the net loss associated with Ashford TRS. For the years ended December 31, 2007 and 2006, an additional provision for income taxes of approximately $618,000 and

$226,000 is included in discontinued operations, respectively. For the year ended December 31, 2007, the provision for income taxes included in discontinued operations also consists primarily of the expense associated with fully reserving the Company’s deferred assets at December 31, 2007.

The following table summarizes the estimated taxability of distributions paid per share for federal income tax purposes:

	Years Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Common stock
Ordinary income	0.80330	96.78266%	0.85000	100.00000%	0.27708	41.98180%
Capital gains	0.01346	1.62271%
Return of capital	0.01324	1.59463%			0.38292	58.01820%
	0.83000	100.00000%	0.85000	100.00000%	0.66000	100.00000%
Series A preferred stock
Ordinary income	2.10232	98.35000%	2.13760	100.00000%	2.13760	100.00000%
Capital gains	0.03528	1.65000%
	2.13760	100.00000%	2.13760	100.00000%	2.13760	100.00000%
Series B preferred stock
Ordinary income	0.82614	98.35000%	0.80000	100.00000%	0.71000	100.00000%
Capital gains	0.01386	1.65000%
	0.84000	100.00000%	0.80000	100.00000%	0.71000	100.00000%
Series C preferred stock
Ordinary income	0.53118	98.35000%
Capital gains	0.00891	1.65000%
	0.54009	100.00000%
Series D preferred stock
Ordinary income	0.94072	98.35000%
Capital gains	0.01578	1.65000%
	0.95650	100.00000%

The Company’s tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of dividends is subject to change.

Minority Interest In Consolidated Joint Ventures.  Minority interest in consolidated joint ventures represents net income (loss) attributable to joint venture partners. Such joint venture partners originally owned between 11%-30% of 17 hotel properties acquired on April 11, 2007. On December 15, 2007, the Company completed an asset swap with its partner in two of these joint ventures, whereby the Company surrendered its majority ownership interest in two hotel properties in exchange for the joint venture partner’s minority ownership interest in nine hotel properties. Upon completion of this asset swap, remaining joint venture partners now own between 11%-25% of six hotel properties.

Minority Interest Related to Limited Partners.  Minority interest related to limited partners represents a reduction to net income of approximately $1.7 million and $4.5 million for the years ended December 31, 2007 and 2006, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of equity in the operating partnership. Minority interest related to limited partners represents an allocation of net income (loss) available to common shareholders based on the weighted-average ownership percentage of these limited partners’ common unit holdings throughout the period plus dividends related to these limited partners’ Class B unit holdings. Minority interest related to limited partners included in discontinued operations represents reductions to income from discontinued operations of approximately $2.3 million and $737,000, respectively.

Income from Continuing Operations.  Income from continuing operations was approximately $4.0 million and $33.1 million for the years ended December 31, 2007 and 2006, respectively, which represents a decrease of approximately $29.2 million as a result of the aforementioned operating results.

Income from Discontinued Operations, Net.  During the year ended December 31, 2007, the Company classified operations from 26 assets, including 24 hotel properties and two office buildings, as discontinued. During this time, 23 of these assets, including 22 hotel properties and one office building, were sold, which resulted in gains totaling approximately $35.1 million. During the year ended December 31, 2006, the Company classified operations from 24 assets, including 22 hotel properties and two office buildings, as discontinued. During that time, ten of these hotel properties were sold. Operating results from discontinued operations also reflected allocated interest and related debt expense totaling $21.2 million and $4.0 million for 2007 and 2006, respectively, to the discontinued operations in accordance with Emerging Issues Task Force (“EITF”) abstract No. 87-24 “Allocation of Interest to Discontinued Operations”. See Notes 2 and 6 of Notes to Consolidated Financial Statements.

In addition, income from discontinued operations also included write-off of loan costs and exit fees of approximately $4.5 million and $687,000 for the years ended December 31, 2007 and 2006, respectively, consisting of the following:

•	On February 6, 2007, in connection with the sale of its Marriott located in Trumbull, Connecticut, the Company paid down approximately $28.0 million of its mortgage loan, due December 11, 2009. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $212,000.

•	On May 18, 2007, in connection with the sale of seven TownePlace Suites hotels, the Company paid down approximately $32.0 million related to its mortgage loan due July 1, 2015. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $205,000 and incurred prepayment penalties of approximately $1.5 million.

•	On October 2, 2007, in connection with the sale of its Hilton in Birmingham, Alabama, the Company paid down its mortgage loan, due May 9, 2009, by approximately $23.7 million. In connection with this payment, the Company wrote-off unamortized loan costs of approximately $258,000.

•	On November 2, 2007, in connection with the sale of two Residence Inns in Torrance, California, and Atlanta, Georgia, the Company paid down its mortgage loan, due May 9, 2009, by approximately $67.7 million pursuant to the loan agreement, with proceeds from the sale and corporate cash. In connection with this payment, the Company wrote-off unamortized loan costs of approximately $699,000 and incurred prepayment penalties of approximately $242,000.

•	On November 20, 2007, in connection with the sale of its Residence Inn in Kansas City, Missouri, the Company paid down its mortgage loan, due May 9, 2009, by approximately $7.4 million. In connection with this payment, the Company wrote-off unamortized loan costs of approximately $72,000 and incurred prepayment penalties of approximately $40,000.

•	On November 30, 2007, in connection with the sale of its Marriott in Baltimore, Maryland, the Company paid down its mortgage loan, due May 9, 2009, by approximately $62.4 million. In connection with this payment, the Company wrote-off unamortized loan costs of approximately $609,000 and incurred prepayment penalties of approximately $312,000.

•	On December 15, 2007, in connection with an asset swap with a joint venture partner, the Company repaid an additional $8.7 million of mortgage debt attributable to its majority ownership in such joint ventures, which was secured by hotels involved in the asset swap and had maturity dates ranging from 2010 to 2011. In connection with this payment, the Company wrote-off related unamortized loan costs of approximately $143,000 and incurred a prepayment penalty of approximately $326,000.

•	On March 24, 2006, in connection with the sale of eight hotel properties, the buyer assumed approximately $93.7 million of mortgage debt, due July 1, 2015. Related to this assumption, the Company wrote-off unamortized loan costs of approximately $687,000.

Net Income.  Net income was approximately $30.2 million and $37.8 million for the years ended December 31, 2007 and 2006, respectively, which represents a decrease of approximately $7.6 million as a result of the aforementioned operating results and gains on sales of properties in 2007.

Preferred Dividends.  During the year ended December 31, 2007, the Company declared cash dividends of approximately $4.9 million, or $0.5344 per share per quarter, for Series A preferred stockholders, approximately $6.3 million, or $0.21 per share per quarter, for Series B preferred stockholders, approximately $4.3 million for Series C preferred stockholders, and approximately $7.7 million, or $0.5281 per share per quarter prorated for the period outstanding, for Series D preferred stockholders. In addition, during the year ended December 31, 2007, the Company recognized non-cash preferred dividends of approximately $845,000 related to the amortization of the Series C preferred stock discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance. During the year ended December 31, 2006, the Company declared cash dividends of approximately $4.9 million, or $0.5344 per share per quarter, for Series A preferred stockholders, and approximately $6.0 million, or $0.20 per share per quarter, for Series B preferred stockholders.

Net Income Available to Common Shareholders.  Net income available to common shareholders was approximately $6.2 million and $26.9 million for the years ended December 31, 2007 and 2006, respectively, which represents a decrease of approximately $20.8 million as a result of the aforementioned operating results, gains on sales of properties in 2007, and preferred dividends.

Comparison of Year Ended December 31, 2006 and Year Ended December 31, 2005

Revenue.  Total revenue for the year ended December 31, 2006 increased approximately $167.3 million or 55.1% to approximately $471.1 million from total revenue of approximately $303.8 million for the year ended December 31, 2005. The increase was primarily due to approximately $156.6 million in incremental revenues attributable to the 38 hotel properties acquired since December 31, 2004 that are included in continuing operations, approximately $1.5 million increase in interest income earned on the Company’s notes receivable portfolio, and approximately $9.1 million increase in revenues for comparable hotels, primarily due to increases in room revenues.

Room revenues at comparable hotels for the year ended December 31, 2006 increased approximately $7.6 million or 6.2% compared to 2005, primarily due to an increase in RevPar from $80.18 to $85.16, which consisted of a 4.5% increase in ADR and a 1.6% increase in occupancy. Due to the continued recovery in the economy and consistent with industry trends, several hotels experienced increases in both ADR and occupancy. In addition to improved market conditions, certain hotels also benefited from the following:

•	renovations were completed at several hotels in 2005, which generated increased occupancy in 2006 as rooms previously under renovations became available, and

•	certain hotels were successful in garnering more favorable group room-night contracts in 2006.

Food and beverage revenues at comparable hotels for the year ended December 31, 2006 increased approximately $1.4 million or 5.8% compared to 2005 primarily due to the overall increase in occupancy. The remainder of the increase is primarily attributable to the 38 hotel properties acquired since December 31, 2004.

Other revenues for the year ended December 31, 2006 compared to 2005 increased approximately $5.2 million or 43.7% due to an increase at comparable hotels of approximately $174,000 or 2.6%, primarily resulting from increases in occupancy, and an increase of approximately $5.0 million related to incremental revenues attributable to the 38 hotel properties acquired since December 31, 2004 that are included in continuing operations.

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

Hotel Operating Expenses.  Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased approximately $107.2 million or 55.8% for the year ended December 31, 2006 compared to 2005, primarily due to approximately $102.5 million of expenses associated with the 38 hotel properties acquired since December 31, 2004 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of approximately $4.7 million or 4.6% for the year ended December 31, 2006 compared to 2005 primarily due to increases in rooms, food and beverage, and indirect expenses.

Rooms expense at comparable hotels increased approximately $1.6 million or 5.5% for the year ended December 31, 2006 compared to 2005 primarily due to increased occupancy at most hotels and virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff. Food and beverage expense at comparable hotels for the year ended December 31, 2006 compared to 2005 also increased approximately $681,000, which is consistent with the increase in food and beverage revenues at most hotels and the overall increase in occupancy. Indirect expenses at comparable hotels increased approximately $2.0 million or 4.3% for the year ended December 31, 2006 compared to 2005. Indirect expenses increased as a result of:

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

Property Taxes, Insurance, and Other.  Property taxes, insurance, and other increased approximately $10.0 million or 63.7% for the year ended December 31, 2006 compared to 2005 due to approximately $9.6 million of expenses associated with the 38 hotel properties acquired since December 31, 2004 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense increased approximately $494,000 in 2006 compared to 2005 primarily resulting from increased property insurance rates, primarily due to 2005 hurricanes, and increased property value tax assessments at certain hotels.

Depreciation and Amortization.  Depreciation and amortization increased approximately $21.2 million or 78.0% for the year ended December 31, 2006 compared to 2005 primarily due to approximately $19.8 million of depreciation associated with the 38 hotel properties acquired since December 31, 2004 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased approximately $1.5 million in 2006 compared to 2005 as a result of capital improvements made at several comparative hotels since December 31, 2004.

Corporate General and Administrative.  Corporate general and administrative expense increased to approximately $20.4 million for the year ended December 31, 2006 compared to approximately $14.5 million for 2005 primarily due to overall company growth and an increase in non-cash expenses associated with stock-based compensation to approximately $5.2 million in 2006 compared to approximately $3.4 million in 2005. As a percentage of total revenue, however, corporate general and administrative expense decreased to approximately 4.3% in 2006 from approximately 4.8% in 2005 due to corporate synergies inherent in overall growth.

Operating Income.  Operating income increased approximately $23.0 million to approximately $77.1 million for the year ended December 31, 2006 from approximately $54.1 million in 2005 as result of the aforementioned operating results.

Interest Income.  Interest income increased approximately $1.9 million to approximately $2.9 million for the year ended December 31, 2006 from approximately $1.0 million in 2005 primarily due to interest earned on funds received from borrowings and equity offerings in 2006 in excess of interest earned on funds received from borrowings and equity offerings in 2005.

Interest Expense and Amortization of Loan Costs.  Interest expense and amortization of loan costs increased approximately $10.5 million to approximately $45.2 million for the year ended December 31, 2006 from approximately $34.7 million in 2005. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance over the course of the two comparative periods and increased interest rates.

Write-off of Loan Costs and Exit Fees.  On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $101,000.

During the year ended December 31, 2005, the Company recorded write-off of loan costs and exit fees of $5.8 million consisting of the following:

•	On January 20, 2005, the Company repaid its $15.5 million mortgage note payable, due December 31, 2005, and its $7.0 million mortgage note payable, due July 31, 2007, which resulted in the write-off of unamortized loan costs of approximately $151,000.

•	On November 10, 2005, the Company repaid the remaining $18.8 million balance outstanding under its $45.6 million credit facility, due July 13, 2007, which resulted in the write-off of unamortized loan costs of approximately $640,000 and early exit fees of approximately $456,000.

•	On November 14, 2005, the Company repaid its $210.0 million term loan, due October 10, 2006, and its $6.2 million mortgage loan, due January 1, 2006, which resulted in the write-off of unamortized loan costs of approximately $2.5 million and early exit fees of approximately $2.1 million.

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

Benefit from Income Taxes.  As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income that does not relate to taxable REIT subsidiaries. However, the Company leases each of its hotel properties to Ashford TRS, which is treated as a taxable REIT subsidiary for federal income tax purposes. For the years ended December 31, 2006 and 2005, the benefit from income taxes related to continuing operations of approximately $2.9 million and $2.6 million, respectively, relates to the net income associated with Ashford TRS. For the years ended December 31, 2006 and 2005, an additional provision for income taxes of approximately $226,000 and $2.4 million, respectively, is included in discontinued operations.

Minority Interest Related to Limited Partners.  Minority interest related to limited partners represents a reduction to net income of approximately $4.5 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively. Upon formation of the Company on August 29, 2003, minority interest in the operating partnership was established to represent the limited partners’ proportionate share of the equity in the operating partnership. Minority interest related to limited partners represents an allocation of net income (loss) available to common shareholders based on the weighted-average ownership percentage of these limited partners’ common unit holdings throughout the period plus dividends related to these limited partners’ Class B unit holdings.

Income from Continuing Operations.  Income from continuing operations was approximately $33.1 million and $5.7 million for the years ended December 31, 2006 and 2005, respectively, which represents an increase of approximately $27.4 million as a result of the aforementioned operating results.

Income from Discontinued Operations, Net.  On March 16, 2005, the Company acquired 21 hotel properties and an office building for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these hotel properties, six of which were sold in the second quarter of 2005. On January 17, 2006, the Company sold the remaining two properties. On June 17, 2005, the Company acquired 30 hotel properties for approximately $465.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, which were sold on March 24, 2006. On December 7, 2006, the Company acquired seven hotel properties for approximately $267.2 million, two of which were immediately held for sale. In late 2006 and early 2007, the Company made a strategic decision to sell an additional 16 hotel properties acquired between 2003 and 2006 and its office building acquired on March 16, 2005. Operating results related to these properties during the periods such properties were owned are included in income from discontinued operations for both the years ended December 31, 2006 and 2005. These results also reflected allocated interest and related debt expense totaling $4.0 million and $3.7 million for 2006 and 2005, respectively.

Net Income.  Net income was approximately $37.8 million and $9.4 million for the years ended December 31, 2006 and 2005, respectively, which represents an increase of approximately $28.4 million as a result of the aforementioned operating results.

Preferred Dividends.  During the year ended December 31, 2006, the Company declared cash dividends of approximately $4.9 million, or $0.5344 per share per quarter, for Series A preferred stockholders, and approximately $6.0 million, or $0.20 per share per quarter, for Series B preferred stockholders. During the year ended December 31, 2005, the Company declared cash dividends of approximately $4.9 million and $3.4 million, for Series A preferred stockholders and Series B preferred stockholders, respectively. In addition, on June 15, 2005, the Company sold a financial institution its remaining 6,454,816 shares of Series B cumulative convertible redeemable preferred stock for approximately $65.0 million, or $10.07 per share. In connection with this sale, the Company recognized a non-cash preferred dividend of approximately $1.0 million related to the difference in the market value of the Company’s common stock and the $10.07 conversion price on June 6, 2005, which represents the date at which the Company notified the financial institution of its intention to exercise its option to sell the preferred shares.

Net Income Available to Common Shareholders.  Net income available to common shareholders was approximately $26.9 million and $134,000 for the years ended December 31, 2006 and 2005, respectively, which represents an increase of approximately $26.8 million as a result of the aforementioned operating results and preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal sources of cash flow include: (i) cash flow from hotel operations, (ii) interest income from and repayments of our notes receivable portfolio, and (iii) proceeds from sales of hotel properties and other assets. The Company believes it has adequate means to satisfy all of its short-term cash obligations through cash flows from hotel operations, potential sales of hotels, availability on its lines of credit, or potential additional borrowings on its unencumbered assets.

Cash flows from hotel operations are subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other travel-related expenses, which may deter traveling;

•	Increases in operating costs, including wages, benefits, insurance, and energy, related to inflation and other factors;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which create public concern over travel safety.

During the year ended December 31, 2007, we completed the following significant transactions, which have or will impact our cash flow and liquidity:

Business Combinations:

On April 11, 2007, the Company acquired the CNL Portfolio from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion plus closing costs of approximately $96.0 million. The Company acquired 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. To fund this acquisition, the Company utilized several sources as follows: a) borrowings of approximately $928.5 million of ten-year, fixed-rate debt at an average blended interest rate of 5.95%, approximately $555.1 million of two-year, variable-rate debt with three one-year extension options at an interest rate of LIBOR plus 1.65%, and approximately $325.0 million of one-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.5%, b) the sale of 8.0 million shares of Series C Cumulative Redeemable Preferred Stock for approximately $200.0 million less a commitment fee of approximately $6.3 million at a dividend rate of LIBOR plus 2.5%, c) assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2027, and d) a $50.0 million draw on a newly executed $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, and requires interest-only payments through maturity.

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

On December 15, 2007, the Company completed an asset swap with Hilton Hotels Corporation, its partner in two joint ventures which were simultaneously dissolved, whereby the Company surrendered its majority ownership interest in two hotel properties in exchange for the joint venture partner’s minority ownership interest in nine hotel properties. In connection with this asset swap, the Company assumed $41.9 million of debt previously attributable to the joint venture partner’s minority ownership in the nine acquired hotel properties that secured such debt and ceded $109.5 million of debt, of which $80.1 million was attributable to its majority ownership in the two surrendered hotel properties that secured such debt and the remainder attributable to the joint venture partner’s former minority ownership.

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

During the year ended December 31, 2007, the Company acquired 60,177 shares of treasury stock for approximately $728,000 in connection with the Company’s Incentive Stock Plan (“Stock Plan”), which allows employees to tender vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest. During the year ended December 31, 2007, the Company reissued 36,841 treasury shares under its Stock Plan as common stock granted to its executives, certain employees, and directors.

During the year ended December 31, 2007, the Company acquired 2,366,300 shares of treasury stock for approximately $18.2 million in connection with its stock repurchase program.

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

On May 18, 2007, the Company sold its portfolio of seven TownePlace Suites hotels for approximately $57.5 million. In connection with this sale, the Company recognized a gain of approximately $18.3 million, of which related income tax gains were deferred through a 1031 like-kind exchange.

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

On November 2, 2007, the Company sold two Residence Inns in Torrance, California, and Atlanta, Georgia, for approximately $61.5 million. As the Company acquired these properties on April 11, 2007, no gain or loss was recognized on the sale. In connection with this sale, the Company paid down its $375.0 million mortgage loan, due

May 9, 2009, by approximately $67.7 million pursuant to the loan agreement, with proceeds from the sale and corporate cash.

On November 20, 2007, the Company sold its Residence Inn in Kansas City, Missouri, for approximately $7.0 million. As the Company acquired this property on April 11, 2007, no gain or loss was recognized on this sale. In connection with this sale, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $7.4 million.

On November 30, 2007, the Company sold its Marriott in Baltimore, Maryland, for approximately $61.5 million. As the Company acquired this property on April 11, 2007, no gain or loss was recognized on this sale. In connection with this sale, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $62.4 million.

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

On December 5, 2007, the Company originated a $21.5 million mezzanine loan receivable, due January 2018.

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

On April 11, 2007, in connection with its acquisition of the CNL Portfolio for approximately $2.4 billion plus closing costs of approximately $96.0 million, the Company executed a $928.5 million, ten-year, fixed-rate loan at an average blended interest rate of 5.95%, a $555.1 million, two-year, variable-rate loan with three one-year extension options at an interest rate of LIBOR plus 1.65%, and a $325.0 million, one-year, variable-rate loan with two one-year extension options at an interest rate of LIBOR plus 1.5%, and assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2027. In addition, the Company executed a $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, requires interest-only payments through maturity, and requires quarterly commitment fees ranging from 0.125% to 0.20% of the average undrawn balance during the quarter. To fund this acquisition, the Company drew approximately $50.0 million on this credit facility.

On April 11, 2007, in connection with its acquisition of the remaining 15% joint venture interest in the Hyatt Regency Dearborn in Detroit, Michigan, for approximately $7.5 million, the Company assumed debt attributable to the joint venture partner of approximately $4.6 million. The Company acquired the other 85% interest pursuant to its acquisition of the CNL Portfolio on April 11, 2007, as discussed above.

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

On May 3, 2007, the Company repaid $25.0 million on its $200.0 million credit facility, due April 9, 2010.

On May 18, 2007, in connection with the Company’s sale of its portfolio of seven TownePlace Suites hotels for approximately $57.5 million, the Company paid down approximately $32.0 million related to its mortgage loan due July 1, 2015. Consequently, the $487.1 million mortgage loan secured by 32 hotels outstanding at December 31, 2006 became the $455.1 million mortgage loan secured by 25 hotels outstanding at December 31, 2007.

On May 22, 2007, the Company modified its $200.0 million credit facility, due April 9, 2010, to increase its capacity to $300.0 million.

On October 2, 2007, in connection with the sale of its Hilton in Birmingham, Alabama, for approximately $25.0 million, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $23.7 million.

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

On October 9, 2007, the repaid $20.0 million on its $300.0 million credit facility, due April 9, 2010.

On November 2, 2007, in connection with the sale of two Residence Inns in Torrance, California, and Atlanta, Georgia, for approximately $61.5 million, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $67.7 million pursuant to the loan agreement, with proceeds from the sale and corporate cash.

On November 20, 2007, in connection with the sale of its Residence Inn in Kansas City, Missouri, for approximately $7.0 million, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $7.4 million.

On November 30, 2007, in connection with the sale of its Marriott in Baltimore, Maryland, for approximately $61.5 million, the Company paid down its $375.0 million mortgage loan, due May 9, 2009, by approximately $62.4 million.

On December 4, 2007, the Company drew $25.0 million on its $300.0 million credit facility, due April 9, 2010.

On December 15, 2007, in connection with an asset swap with a joint venture partner, the Company assumed $41.9 million of mortgage debt previously attributable to the joint venture partner’s minority ownership in nine acquired hotel properties that secured such debt and ceded $109.5 million of mortgage debt, of which $80.1 million was attributable to its majority ownership in the two surrendered hotel properties that secured such debt and the remainder attributable to the joint venture partner’s former minority ownership. Such surrendered debt had maturities ranging from 2010 to 2011.

On December 15, 2007, in connection with the aforementioned asset swap, the Company repaid an additional $8.7 million of mortgage debt attributable to its majority ownership in such joint ventures, which was secured by hotels involved in the asset swap and had maturities ranging from 2010 to 2011.

On December 20, 2007, the Company drew $10.0 million on its $300.0 million credit facility, due April 9, 2010.

Dividends:

During the year ended December 31, 2007, the Company declared cash dividends of approximately $100.4 million, or $0.21 per share per quarter, related to both common stockholders and common unit holders, of which approximately $92.3 million and $8.1 million related to each, respectively. During the year ended December 31, 2007, the Company declared cash dividends of approximately $2.9 million, or $0.19 per share per quarter, related to Class B unit holders.

During the year ended December 31, 2007, the Company declared cash dividends of approximately $4.9 million, or $0.5344 per share per quarter, related to Series A preferred stockholders.

During the year ended December 31, 2007, the Company declared cash dividends of approximately $6.3 million, or $0.21 per share per quarter, related to Series B preferred stockholders.

During the year ended December 31, 2007, the Company declared cash dividends of approximately $4.3 million, based on LIBOR plus 2.5% for the period outstanding, related to Series C preferred stockholders. In addition, the Company recognized non-cash preferred dividends of approximately $845,000 related to the amortization of the discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance.

During the year ended December 31, 2007, the Company declared cash dividends of approximately $7.7 million, or $0.5281 per share per quarter prorated for the period outstanding, related to Series D preferred stockholders.

Net Cash Flow Provided By Operating Activities.  For the year ended December 31, 2007, net cash flow provided by operating activities increased approximately $16.0 million from cash flow provided of approximately $139.7 million for 2006 to cash flow provided of approximately $155.7 million for 2007. The increase in net cash flow provided by operating activities was primarily attributable to improved operating income excluding depreciation, amortization, and gains on sales in 2007, which resulted from improved operations at the 56 comparable hotels included in continuing operations as well as the 54 hotels acquired since December 31, 2005 included in continuing operations. The increase was partially offset by an increase in restricted cash in 2007 compared to a decrease in restricted cash in 2006.

Net Cash Flow Used In Investing Activities.  For the year ended December 31, 2007, net cash flow used in investing activities was approximately $1.9 billion, which consisted of approximately $2.1 billion related to acquisitions of hotel properties, $21.5 million related to acquisitions or originations of notes receivable, and approximately $127.3 million of improvements to various hotel properties. These cash outlays were partially offset by approximately $304.9 million related to sales of 22 hotel properties and one office building and approximately $30.1 million related to payments on notes receivable. For the year ended December 31, 2006, net cash flow used in investing activities was approximately $565.5 million, which consisted of approximately $540.6 million related to acquisitions of hotel properties, $37.3 million related to acquisitions or originations of notes receivable, and $47.7 million of improvements to various hotel properties. These cash outlays were somewhat offset by net proceeds of approximately $17.4 million related to the sales of ten hotel properties and $42.8 million related to payments on notes receivable.

Net Cash Flow Provided By Financing Activities.  For the year ended December 31, 2007, net cash flow provided by financing activities was approximately $1.7 billion, which represents approximately $2.0 billion in borrowings of debt, $193.3 million of net proceeds related to the issuance of Series C preferred stock, $193.8 million of net proceeds related to the issuance of Series D preferred stock, and $548.2 million of net proceeds received from the Company’s follow-on public offering on April 24, 2007. These cash inflows were partially offset by approximately $832.1 million of payments on indebtedness and capital leases, $195.7 million related to the redemption of Series C preferred stock, $111.4 million of dividends paid, $11.8 million in payments of loan costs, $18.9 million of payments to acquire treasury shares, $13.2 million of distributions to joint venture partners, $2.4 million of early repayment fees on debt, and approximately $10,000 of costs associated with issuing common shares in exchange for units of limited partnership interest. For the year ended December 31, 2006, net cash flow provided by financing activities was approximately $441.1 million, which represents $178.9 million in draws on the Company’s credit facilities, $313.0 million of new debt borrowings to fund acquisitions, and approximately $290.1 million of net proceeds received from the Company’s follow-on public offerings on January 25, 2006 and July 25, 2006, partially offset by approximately $66.1 million of dividends paid, $271.4 million of payments on indebtedness and capital leases, $3.3 million of payments of loan costs, and $53,000 of costs associated with issuing common shares in exchange for units of limited partnership interest.

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

We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loan, proceeds from hotel sales, or proceeds from additional issuances of common stock, preferred stock, or other securities. However, other than acquisitions mentioned herein, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.

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

SEASONALITY

Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months and some during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.

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

Management Agreements — In connection with the Company’s acquisitions of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006 and the 51-hotel CNL portfolio on April 11, 2007, the Company assumed certain existing management agreements. Based on the Company’s review of these management agreements, the Company concluded that the terms of certain management agreements are more favorable to the respective managers than typical current market management agreements. As a result, the Company recorded unfavorable contract liabilities related to these management agreements of $23.4 million as of the respective acquisition dates based on the present value of expected cash outflows over the initial terms of the related agreements. Such unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, the Company’s analysis involves considerable management judgment and assumptions.

Income Taxes — At December 31, 2007, the Company increased the valuation allowance to approximately $64.1 million to fully offset its net deferred tax asset except for certain minor deductible temporary differences. As a result of Ashford TRS losses in 2007 and 2006, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, the Company believes that it is more likely than not its net deferred tax asset will not be realized, and therefore, has provided a valuation allowance to fully reserve against these amounts. In addition, at December 31, 2007, Ashford TRS has net operating loss carryforwards for federal income tax purposes of approximately $110.2 million, which are available to offset future taxable income, if any, through 2027. The analysis utilized by the Company in determining its deferred tax asset valuation allowance involves considerable management judgment and assumptions.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the related tax position must be measured to determine the amount of provision or benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, and in Canada. Tax years 2004 through 2006 remain subject to potential examination by certain federal and state taxing authorities, respectively. No income tax examinations are currently in process. As the Company determined no material unrecognized tax benefits or liabilities exist, the adoption of FIN No. 48, effective January 1, 2007, did not impact the Company’s financial condition or results of operations. The Company classifies interest and penalties related to underpayment of income taxes as income tax expense.

Investment in Hotel Properties — Hotel properties are generally stated at cost. However, the initial properties contributed upon the Company’s formation are stated at the predecessor’s historical cost, net of any impairment charges, plus a minority interest partial step-up related to the acquisition of minority interest from third parties associated with four of the initial properties. In addition, in connection with the 51-hotel CNL portfolio acquired on April 11, 2007 and subsequent asset swap completed on December 15, 2007, the Company owns between 75%-89% ownership interest in certain hotel properties owned by joint ventures. For these hotel properties, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to the Company’s majority ownership is recorded based on the allocated purchase price of the Company’s ownership interest in the joint ventures. All improvements and additions which extend the useful life of hotel properties are capitalized.

Impairment of Investment in Hotel Properties and Hotel Related Intangibles — Hotel properties and hotel related intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of such hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before its previously estimated useful life expires, and when events or changes in circumstances indicate that a hotel property’s net book value or the carrying value of the related intangibles may not be recoverable. In evaluating the impairment of hotel properties and hotel related intangibles, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, which considers capitalization rates, discount rates, and comparable selling prices. If an asset was deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.

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

In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”), variable interest entities, as defined, must be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All such loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate such hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria, and such entities will be consolidated, if required. In evaluating FIN No. 46 criteria, the Company’s analysis involves considerable management judgment and assumptions.

Recent Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 also requires expanded information regarding the extent to which assets and liabilities are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, FASB issued FASB Staff Position No. FAS 157-2 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Presently, the Company values its derivative financial instruments at fair value. Based on its preliminary assessment, the Company does not feel the adoption of SFAS No. 157 will have a material impact on its valuation of derivative financial instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Based on its preliminary assessment, the Company does not feel the adoption of SFAS No. 159 will have a material impact on its valuation of derivative financial instruments.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial condition or results of operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2007, our contractual obligations and commitments are as follows (in thousands):

	Payments Due by Period
	< 1 Year	2-3 Years	4-5 Years	> 5 Years	Total

Indebtedness payments(1)	$171,329	$710,563	$115,104	$1,700,011	$2,697,007
Capital leases payments	235	263	—	—	498
Operating leases payments	5,203	7,916	6,963	178,948	199,030
Interest payments	96,306	127,879	130,834	1,530,517	1,885,536

Total contractual obligations	$273,073	$846,621	$252,901	$3,409,476	$4,782,071

As of December 31, 2007, our contractual obligations and commitments including extension options are as follows (in thousands):

	Payments Due by Period
	< 1 Year	2-3 Years	4-5 Years	> 5 Years	Total

Indebtedness payments(1)	$123,880	$360,123	$512,993	$1,700,011	$2,697,007
Capital leases payments	235	263	—	—	498
Operating leases payments	5,203	7,916	6,963	178,948	199,030
Interest payments	96,948	167,303	159,918	1,530,517	1,954,686

Total contractual obligations	$226,266	$535,605	$679,874	$3,409,476	$4,851,221

(1)	Payments do not reflect the premiums of $3,768,000 that are being amortized as a reduction of interest expense.

At December 31, 2007, capital commitments of approximately $40.6 million relating to general capital improvements are expected to be paid in the next 12 months.

In addition, we have entered into employment agreements with certain executive officers, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by our Board of Directors. These agreements terminate on December 31, 2008, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.

RECENT DEVELOPMENTS

Effective January 1, 2008, the Company created the Nonqualified Deferred Compensation Plan (“NDCP”), which allows designated employees the option to defer receipt of certain cash and restricted stock compensation and to index such amounts to selected investment funds. With certain exceptions, payments under NDCP will be upon a) a fixed date, as selected by the employee, b) termination of employment, or c) an unforeseeable emergency.

On January 2, 2008, the Company originated a $7.1 million mezzanine loan receivable, which is secured by one hotel, matures January 2011, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity.

On January 4, 2008, the Company drew $10.0 million on its $300.0 million credit facility, due April 9, 2010.

On January 11, 2008, the Company sold its JW Marriott in New Orleans, Louisiana, for approximately $67.5 million. As the Company acquired this property on April 11, 2007, no gain or loss will be recognized on this sale. In connection with this sale, the buyer assumed approximately $43.5 million mortgage debt, due August 1, 2010. In addition, the Company wrote-off the related debt premium balance of approximately $2.1 million and unamortized loan costs of approximately $155,000.

On January 14, 2008, the Company drew $30.0 million on its $300.0 million credit facility, due April 9, 2010.

On January 22, 2008, the Company formed a joint venture with Prudential Real Estate Investors (“PREI”) to invest in structured debt and equity hotel investments in the United States. The joint venture, which is expected to be funded over the next two years, will ultimately be capitalized with $300 million from investors in a fund managed by PREI and $100 million from the Company. The Company and PREI will contribute the capital required for each mezzanine investment on a 25%/75% basis, respectively. The Company will be entitled to annual management and sourcing fees, reimbursement of expenses, and a promoted yield equal to a current 1.3x the venture yield subject to maximum threshold limitations, but further enhanced by an additional promote based upon a total net return to PREI. PREI’s equity will be in a senior position on each investment. With limited exceptions, the joint venture will be the primary vehicle for the Company’s hotel lending efforts. The joint venture will have the right of first refusal on all mezzanine investment opportunities presented by the Company, provided the investment meets certain criteria. On February 6, 2008, PREI acquired a 75% interest in the Company’s $21.5 million mezzanine loan receivable, which the Company originated December 5, 2007, is secured by two hotels, and matures January 2018. Simultaneously, the Company and PREI capitalized the joint venture by contributing this $21.5 million mezzanine loan receivable to the joint venture.

On February 6, 2008, the Company drew $20.0 million on its $300.0 million credit facility, due April 9, 2010.

On February 6, 2008, the Company acquired a $38.0 million mezzanine loan receivable for approximately $33.0 million, which is secured by one hotel, matures June 2017, at an interest rate of 9.66%, with interest-only payments through maturity.

On February 19, 2008, the Company acquired a $21.0 million senior mezzanine loan, which is secured by a 29-hotel portfolio, through its joint venture with PREI for approximately $17.5 million at an interest rate of LIBOR plus 2.75%, with interest only payments through maturity. This loan has an initial term of three years from origination with two one-year extension options.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

As of December 31, 2007, our $2.7 billion debt portfolio, which includes approximately $34.8 million of debt attributable to joint venture partners, consisted of approximately $2.2 billion, or 81%, of fixed-rate debt, with interest rates ranging from 5.42% to 7.24%, and approximately $510.3 million, or 19%, of variable-rate debt. As of December 31, 2006, our $1.1 billion debt portfolio consisted of approximately $854.2 million, or 78%, of fixed-rate debt, with interest rates ranging from 5.41% to 7.24%, and approximately $237.0 million, or 22%, of variable-rate debt. Our overall weighted average interest rate at December 31, 2007 and 2006 was 5.94% and 5.93%, respectively.

For the years ended December 31, 2007 and 2006, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of December 31, 2007 and 2006, respectively, would be approximately $5.1 million and $2.4 million, respectively.

Periodically, we purchase derivatives to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps within our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the cap’s strike rate and result in us receiving interest payments when interest rates exceed the cap strike. As of December 31, 2007 and 2006, we owned the following interest rate caps:

On October 28, 2005, we purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matured October 15, 2007, to limit our exposure to rising interest rates on $45.0 million of our variable-rate debt. We designated the $45.0 million cap as a cash flow hedge of our exposure to changes in interest rates on a corresponding amount of variable-rate debt. On February 9, 2006, we paid down the related hedged $45.0 million mortgage loan, due October 10, 2007, to $100 and discontinued hedge accounting related to this derivative.

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

On October 15, 2007, we purchased a 7.0% LIBOR interest rate cap with a $47.5 million notional amount, which matures October 15, 2008, to limit our exposure to rising interest rates on $47.5 million of our variable-rate debt. We designated the $47.5 million cap as a cash flow hedge of our exposure to changes in interest rates on a corresponding amount of variable-rate debt.

As of December 31, 2007, our $94.2 million notes receivable portfolio consisted of approximately $57.9 million of outstanding variable-rate notes and approximately $36.5 million of outstanding fixed-rate notes. As of December 31, 2006, our $103.0 million notes receivable portfolio consisted of approximately $80.0 million of outstanding variable-rate notes and approximately $23.0 million of outstanding fixed-rate notes. For the years ended December 31, 2007 and 2006, the impact to our results of operations of a one-point change in interest rate on the outstanding balance of variable-rate notes receivable as of December 31, 2007 and 2006, respectively, would be approximately $579,000 and $800,000, respectively.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2007, it does not consider exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc.

We have audited Ashford Hospitality Trust, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ashford Hospitality Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements and financial statement schedules of Ashford Hospitality Trust, Inc., and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
February 29, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 13, 2008.

Item 11.	Executive Compensation

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 13, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 13, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 13, 2008.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 13, 2008.

PART IV

Item 15.	Financial Statement Schedules and Exhibits

(a) Financial Statements and Schedules

All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)	Exhibits

Exhibit
Number		Description of Exhibit

3.1		Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)
3	.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed on July 31, 2003)
3	.2.2	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)
4	.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)
4	.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4.1 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)
4.2		Articles Supplementary for Series B-1 Convertible Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)
4.3		Articles Supplementary for Series B-2 Convertible Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)
4.4		Articles Supplementary for Series C Cumulative Redeemable Preferred Stock, dated April 11, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
4.5		Articles Supplementary for Series D Cumulative Redeemable Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)
4.6		Form of Certificate of Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)
10	.1.1	Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.33.1.1 of Form 10-Q, filed on May 9, 2007)
10	.1.2	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.5 of the Registrant’s Form 8-K, dated July 24, 2007, for the event dated July 18, 2007)
*10	.1.3	Amendment No. 2 to Third Amended Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership.
10.2		Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)
10	.3.1	Amended and Restated 2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated May 9, 2005, for the event dated May 3, 2005)
*10	.3.2	Nonqualified Deferred Compensation Plan of Ashford Hospitality Trust, Inc., dated January 1, 2008
10.4		Non-Compete Agreement between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form S-11/A, filed on July 31, 2003)
10	.5.1	Employment Agreement between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5 of Form S-11/A, filed on July 31, 2003)
10	.5.1.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.11 of Form 8-K, filed on April 3, 2006)
10	.5.2	Employment Agreement between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.6 of Form S-11/A, filed on July 31, 2003)

Exhibit
Number		Description of Exhibit

10	.5.2.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.7 of Form 8-K, filed on April 3, 2006)
10	.5.3	Employment Agreement between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.7 of Form S-11/A, filed on July 31, 2003)
10	.5.3.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.9 of Form 8-K, filed on April 3, 2006)
10	.5.4	Employment Agreement between Ashford Hospitality Trust, Inc. and David Kimichik (incorporated by reference to Exhibit 10.8 of Form S-11/A, filed on July 31, 2003)
10	.5.4.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and David Kimichik (incorporated by reference to Exhibit 10.5.8 of Form 8-K, filed on April 3, 2006)
10	.5.5	Employment Agreement between Ashford Hospitality Trust, Inc. and Mark Nunneley (incorporated by reference to Exhibit 10.9 of Form S-11/A, filed on July 31, 2003)
10	.5.5.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and Mark Nunneley (incorporated by reference to Exhibit 10.5.10 of Form 8-K, filed on April 3, 2006)
10.6		Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)
10	.6.1	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS Corporation (incorporated by reference to Exhibit 10.6.1 of Form 10-K, filed on March 9, 2007)
10.7		Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)
10	.8.1	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated October 7, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on November 14, 2003)
10	.8.2	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated January 4, 2004 Bylaws (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)
10.9		Guaranty by Ashford Financial Corporation in favor of Ashford Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.26 of Form S-11/A, filed on July 31, 2003)
10.10		Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)
10.11		Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)
10.12		Secured Revolving Credit Facility Agreement, dated February 5, 2004, among the Registrant and Credit Lyonnais New York Branch, as Administrative Agent and Sole Lead Arranger and Book Manager, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)
10	.12.1	First Amendment to Credit Agreement, dated August 17, 2004, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.12.2	Third Amendment to Credit Agreement, dated August 24, 2005, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.2 of the Registrant’s Form 8-K, dated August 26, 2005, for the event dated August 24, 2005)
10	.12.3	Fourth Amendment to Credit Agreement, dated September 8, 2006, among the Registrant, Calyon New York Branch, Merrill Lynch Capital, and Wachovia Bank (incorporated by reference to Exhibit 10.15.3 of the Registrant’s Form 8-K, dated September 12, 2006, for the event dated September 8, 2006)

Exhibit
Number		Description of Exhibit

10.13		Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10.14		Purchase Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10	.14.1	Form of Registration Rights Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.1 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10	.14.2	Amendment #1 to Purchase Agreement, dated February 8, 2005, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.2 to the Registrant’s Form 8-K, dated February 9, 2005, for the event dated February 8, 2005)
10.15		Loan Agreement, dated October 28, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.23.2 to the Registrant’s Form 8-K, dated November 1, 2005, for the event dated October 28, 2005)
10	.15.1	Amendment No. 2 to Loan Agreement, dated October 28, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.23.2.1 to the Registrant’s Form 8-K, dated July 27, 2006, for the event dated July 26, 2006)
10	.15.2	$45 Million Rate Protection Agreement, dated October 27, 2005, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.23.3 to the Registrant’s Form 8-K, dated November 1, 2005, for the event dated October 28, 2005)
10.16		Commitment Letter, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.8 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.1	Early Rate Lock Agreement, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.9 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.2	Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.2.1	Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.3	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.3.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.4	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

Exhibit
Number		Description of Exhibit

10	.16.4.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.5	Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)
10	.16.5.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14.1 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)
10.17		Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.1	Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.1 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.2	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.2 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.3	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.3 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.4	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.4 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.5	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.5 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.6	Interest Rate Lock Agreement (Pool 1), dated October 24, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.6 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.7	Interest Rate Lock Agreement (Pool 2), dated October 24, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.7 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10.18		Purchase and Sale Agreement, dated October 12, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)
10	.18.1	Amendment No. 1 to Purchase and Sale Agreement, dated November 11, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26.1 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)
10	.18.2	Amendment No. 2 to Purchase and Sale Agreement, dated November 18, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26.2 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)
10.19		Revolving Credit Loan And Security Agreement, dated December 23, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K, dated December 28, 2005, for the event dated December 23, 2005)

Exhibit
Number		Description of Exhibit

10.20		Purchase and Sale Agreement, dated February 16, 2006, between the Registrant and W2001 Pac Realty, LLC. (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K, dated February 23, 2006, for the event dated February 16, 2006)
10.21		Purchase and Sale Agreement, dated May 18, 2006, between the Registrant and EADS Associates Limited Partnership (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K, dated May 23, 2006, for the event dated May 18, 2006)
10.22		Purchase and Sale Agreement, dated September 6, 2006, between the Registrant and JER O’Hare Hotel, LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K, dated September 8, 2006, for the event dated September 6, 2006)
10.23		Purchase and Sale Agreement, dated September 15, 2006, between the Registrant and a partnership between Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 8-K, dated September 19, 2006, for the event dated September 15, 2006)
10	.23.1	Loan Agreement, dated December 7, 2006, between the Registrant and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated December 6, 2006, for the event dated December 7, 2006)
10	.23.2	$212 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.2 to the Registrant’s Form 8-K, dated December 6, 2006, for the event dated December 7, 2006)
10	.23.3	$35 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.3 to the Registrant’s Form 8-K, dated December 6, 2006, for the event dated December 7, 2006)
10.24		Loan Agreement, dated November 16, 2006, between the Registrant and Morgan Stanley Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K, dated November 20, 2006, for the event dated November 16, 2006)
10.25		Purchase and Sale Agreement, dated January 18, 2007, between the Registrant and CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33 of Form 10-K, filed on March 9, 2007)
10	.25.1	Agreement and Plan of Merger, dated January 18, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1 of Form 10-K, filed on March 9, 2007)
10	.25.1.1	Amendment #1 to Agreement and Plan of Merger, dated February 21, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.1 of Form 10-Q, filed on May 9, 2007)
10	.25.1.2	Amendment #2 to Agreement and Plan of Merger, dated April 4, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.2 of Form 10-Q, filed on May 9, 2007)
10	.25.2	Guaranty Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. in favor of CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33.3 of Form 10-K, filed on March 9, 2007)
10	.25.3	Contribution and Rights Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. (incorporated by reference to Exhibit 10.33.3 of Form 10-K, filed on March 9, 2007)
10	.25.4	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Holder I LLC, Ashford Sapphire Junior Holder II LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.1	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Mezz I LLC, Ashford Sapphire Junior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.1 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)

Exhibit
Number		Description of Exhibit

10	.25.4.2	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Senior Mezz I LLC, Ashford Senior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.2 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.3	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing (Floating Rate Pool) (incorporated by reference to Exhibit 10.33.4.3 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.4	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing (Fixed Rate Pool) (incorporated by reference to Exhibit 10.33.4.4 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.5	Credit Agreement, dated as of April 10, 2007, by and among Ashford Hospitality Limited Partnership, as Borrower, Ashford Hospitality Trust, Inc., as Parent, Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc. and Merrill Lynch Bank USA, as Co-Syndication Agents, each of Bank America, N.A. and Caylon New York Branch, as Co-Documentation Agents and the financial institutions initially signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.33.4.5 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 10, 2007)
10	.25.4.5.1	First Amendment to Credit Agreement between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.1 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)
10	.25.4.5.2	Guarantor Acknowledgement of the Registrant in favor of Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.2 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)
10	.25.4.5.3	Revolving Note Agreements between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.3 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)
10	.25.4.6	Form of Guaranty for Fixed-Rate Pool between the Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.6 of Form 10-Q, filed on May 9, 2007)
10	.25.4.7	Guaranty Agreement for Floating-Rate Pool between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.7 of Form 10-Q, filed on May 9, 2007)
10	.25.4.8	Guaranty Agreement for Junior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.8 of Form 10-Q, filed on May 9, 2007)
10	.25.4.9	Guaranty Agreement for Intermediate Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.9 of Form 10-Q, filed on May 9, 2007)
10	.25.4.10	Guaranty Agreement for Senior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.10 of Form 10-Q, filed on May 9, 2007)
10	.25.5	Stock Purchase Agreement, dated April 11, 2007, between the registrant and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.33.5 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
10	.25.5.1	Investor Rights Agreement, dated April 11, 2007, between the registrant and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.33.5.1 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
10	.25.5.2	Letter Agreement, dated April 10, 2007, between the registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.33.5.2 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)

Exhibit
Number		Description of Exhibit

*10	.26	Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc.
*10	.26.1	Form of Joint Venture Agreement to the Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc.
*10	.26.2	Form of Loan Servicing Agreement to the Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc.
*10	.26.3	Limited Liability Company Agreement of PIM Ashford Venture I, LLC, dated February 6, 2008, between the registrant and Prudential Investment Management, Inc.
*21	.1	Registrant’s Subsidiaries Listing as of December 31, 2007
*23	.1	Consent of Ernst & Young LLP
*31	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*31	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*31	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*32	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*32	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*32	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	Filed herewith.

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

Signature	Title	Date

/s/ ARCHIE BENNETT, JR. Archie Bennett, Jr.	Chairman of the Board of Directors	February 28, 2008

/s/ MONTGOMERY J. BENNETT Montgomery J. Bennett	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2008

/s/ DAVID J. KIMICHIK David J. Kimichik	Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ MARK L. NUNNELEY Mark L. Nunneley	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

/s/ MARTIN L. EDELMAN Martin L. Edelman	Director	February 28, 2008

/s/ W. D. MINAMI W. D. Minami	Director	February 28, 2008

/s/ W. MICHAEL MURPHY W. Michael Murphy	Director	February 28, 2008

/s/ PHILIP S. PAYNE Philip S. Payne	Director	February 28, 2008

/s/ CHARLES P. TOPPINO Charles P. Toppino	Director	February 28, 2008

ASHFORD HOSPITALITY TRUST, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc.

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Ashford Hospitality Trust, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
February 29, 2008

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except share
	and per share amounts)

ASSETS
Investment in hotel properties, net	$3,885,737	$1,632,946
Cash and cash equivalents	92,271	73,343
Restricted cash	52,872	9,413
Accounts receivable, net of allowance of $1,458 and $384, respectively	51,314	22,081
Inventories	4,100	2,110
Assets held for sale	75,739	119,342
Notes receivable	94,225	102,833
Deferred costs, net	25,714	14,143
Prepaid expenses	20,223	11,154
Other assets	6,027	7,826
Intangible assets, net	13,889	—
Due from third-party hotel managers	58,300	15,964
Due from related parties	880	757

Total assets	$4,381,291	$2,011,912

LIABILITIES AND OWNERS’ EQUITY
Indebtedness — continuing operations	$2,639,546	$1,015,555
Indebtedness — discontinued operations	61,229	75,595
Capital leases payable	498	177
Accounts payable	55,177	16,371
Accrued expenses	69,519	32,591
Dividends payable	35,031	19,975
Deferred income	254	294
Deferred incentive management fees	3,557	3,744
Unfavorable management contract liabilities	23,396	15,281
Other liabilities	4,703	—
Due to third-party hotel managers	4,699	1,604
Due to related parties	3,612	4,152

Total liabilities	2,901,221	1,185,339
Commitments and contingencies (see Note 17)
Minority interest in consolidated joint ventures (see Note 14)	19,036	—
Minority interest related to limited partnership interests (see Note 14)	101,031	109,864
Preferred stock, $0.01 par value:
Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 issued and outstanding at December 31, 2007 and 2006, respectively	75,000	75,000
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding at December 31, 2007 and 2006, respectively	23	23
Series D Cumulative Preferred Stock, 8,000,000 issued and outstanding at December 31, 2007	80	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,765,691 shares issued and 120,376,055 shares outstanding at December 31, 2007 and 72,942,841 shares issued and outstanding at December 31, 2006	1,228	729
Additional paid-in capital	1,455,917	708,420
Accumulated other comprehensive income (loss)	(115)	111
Accumulated deficit	(153,664)	(67,574)
Treasury stock, at cost (2,389,636 shares)	(18,466)	—

Total owners’ equity	1,285,003	641,709

Total liabilities and owners’ equity	$4,381,291	$2,011,912

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands, except share
	and per share amounts)

REVENUE
Rooms	$817,735	$358,420	$229,850
Food and beverage	245,213	79,494	47,496
Rental income from operating leases	4,548	—	—
Other	48,932	17,090	11,890

Total hotel revenue	1,116,428	455,004	289,236
Interest income from notes receivable	11,005	14,858	13,323
Asset management fees from affiliates	1,334	1,266	1,258

Total Revenue	1,128,767	471,128	303,817
EXPENSES
Hotel operating expenses
Rooms	187,225	80,273	51,473
Food and beverage	176,052	59,099	35,943
Other direct	25,854	7,971	5,020
Indirect	307,231	134,459	89,113
Management fees — third-party hotel managers	32,602	10,944	5,651
Management fees — related parties (see Note 16)	10,173	6,627	5,012

Total hotel expenses	739,137	299,373	192,212
Property taxes, insurance, and other	58,285	25,825	15,777
Depreciation and amortization	153,285	48,460	27,218
Corporate general and administrative	26,953	20,359	14,523

Total Operating Expenses	977,660	394,017	249,730

OPERATING INCOME	151,107	77,111	54,087
Interest income	3,178	2,917	1,027
Interest expense	(133,275)	(43,201)	(30,772)
Amortization of loan costs	(5,838)	(1,984)	(3,900)
Write-off of loan costs and exit fees	(4,216)	(101)	(5,803)
Loss on debt extinguishment	—	—	(10,000)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	10,956	34,742	4,639
(Provision for) benefit from income taxes	(4,981)	2,945	2,571
Minority interest in consolidated joint ventures benefit (see Note 14)	(323)	—	—
Minority interest related to limited partners benefit (see Note 14)	(1,684)	(4,540)	(1,482)

INCOME FROM CONTINUING OPERATIONS	3,968	33,147	5,728
Income from discontinued operations, net (see Note 6)	26,192	4,649	3,709

NET INCOME	30,160	37,796	9,437
Preferred dividends	23,990	10,875	9,303

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,170	$26,921	$134

(Loss) Income From Continuing Operations Per Share Available To Common Shareholders:
Basic	$(0.19)	$0.36	$(0.09)

Diluted	$(0.19)	$0.36	$(0.09)

Income From Discontinued Operations Per Share:
Basic	$0.25	$0.08	$0.09

Diluted	$0.25	$0.07	$0.09

Net Income Per Share Available To Common Shareholders:
Basic	$0.06	$0.44	$0.00

Diluted	$0.06	$0.43	$0.00

Weighted Average Common Shares Outstanding:
Basic	105,786,502	61,713,178	40,194,132

Diluted	105,786,502	62,127,948	40,194,132

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

NET INCOME	$30,160	$37,796	$9,437
Reclassification to Increase (Decrease) Interest Expense	(144)	(1,228)	(188)
Net Unrealized Gains (Losses) on Derivative Instruments	(151)	(33)	1,006
Foreign Currency Translation Adjustments	69	—	—

Comprehensive Income	$29,934	$36,535	$10,255

See notes to consolidated financial statements.

Ashford Hospitality Trust, Inc.

Consolidated Statement of Owners’ Equity
For the Years Ended December 31, 2007, 2006, and 2005

	Preferred Stock —		Preferred Stock —		Preferred Stock —						Accumulated
	Series A		Series C		Series D		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income (Loss)	Deficit	Shares	Cost	Total
	(In thousands, except per share amounts)

Balance at January 1, 2005	2,300	$23	—	$—	—	$—	25,810	$258	$234,973	$(3,959)	$554	$(13,177)	—	$—	$218,672
Amortization of Unearned Compensation	—	—	—	—	—	—	—	—	—	3,315	—	—	—	—	3,315
Issuance of Common Shares in Follow-On Public Offering on January 20, 2005	—	—	—	—	—	—	10,350	104	94,272	—	—	—	—	—	94,376
Issuance of Common Shares in Follow-On Public Offering on April 5, 2005	—	—	—	—	—	—	5,000	50	49,292	—	—	—	—	—	49,342
Issuance of Common Shares Related to Underwriters’ Over-allotment Option on May 4, 2005	—	—	—	—	—	—	182	2	1,804	—	—	—	—	—	1,806
Offering Costs Related to Series B Cumulative Convertible Redeemable Preferred Stock Issuances	—	—	—	—	—	—	—	—	(582)	—	—	—	—	—	(582)
Issuance of Common Shares to Financial Institution on July 1, 2005	—	—	—	—	—	—	2,070	20	18,882	—	—	—	—	—	18,902
Issuance of Restricted Common Shares to Employees	—	—	—	—	—	—	412	4	4,163	(4,167)	—	—	—	—	—
Forfeitures of Restricted Common Shares	—	—	—	—	—	—	(3)	—	(19)	19	—	—	—	—	—
Issuance of Common Shares to Directors	—	—	—	—	—	—	10	—	101	—	—	—	—	—	101
Dividends Declared — Common Shares	—	—	—	—	—	—	—	—	—	—	—	(29,595)	—	—	(29,595)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	—	—	—	—	(4,916)	—	—	(4,916)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	—	1,033	—	—	(4,386)	—	—	(3,353)
Net Unrealized Gain on Derivative Instruments	—	—	—	—	—	—	—	—	—	—	818	—	—	—	818
Net Income	—	—	—	—	—	—	—	—	—	—	—	9,437	—	—	9,437

Balance at December 31, 2005	2,300	$23	—	$—	—	$—	43,831	$438	$403,919	$(4,792)	$1,372	$(42,637)	—	$—	358,323
Reclassification of Unearned Compensation	—	—	—	—	—	—	—	—	(4,792)	4,792	—	—	—	—	—
Amortization of Unearned Compensation	—	—	—	—	—	—	—	—	5,018	—	—	—	—	—	5,018
Forfeitures of Restricted Common Shares	—	—	—	—	—	—	(2)	—	—	—	—	—	—	—	—
Issuance of Common Shares in Follow-On Public Offering on January 25, 2006	—	—	—	—	—	—	12,108	121	128,014	—	—	—	—	—	128,135
Issuance of Common Shares in Follow-On Public Offering on July 25, 2006	—	—	—	—	—	—	14,950	150	161,808	—	—	—	—	—	161,958
Issuance of Restricted Common Shares to Employees	—	—	—	—	—	—	646	6	(6)	—	—	—	—	—	—

Ashford Hospitality Trust, Inc.

Consolidated Statement of Owners’ Equity — (Continued)

	Preferred Stock —		Preferred Stock —		Preferred Stock —						Accumulated
	Series A		Series C		Series D		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income (Loss)	Deficit	Shares	Cost	Total
	(In thousands, Except Per Share Amounts)

Issuance of Common Shares to Directors	—	—	—	—	—	—	16	—	186	—	—	—	—	—	186
Issuance of Common Shares in Exchange for Units	—	—	—	—	—	—	1,394	14	14,273	—	—	—	—	—	14,287
Dividends Declared — Common Shares	—	—	—	—	—	—	—	—	—	—	—	(51,859)	—	—	(51,859)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	—	—	—	—	(4,916)	—	—	(4,916)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	—	—	—	—	(5,958)	—	—	(5,958)
Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	—	—	—	—	(33)	—	—	—	(33)
Reclassification to Reduce Interest Expense	—	—	—	—	—	—	—	—	—	—	(1,228)	—	—	—	(1,228)
Net Income	—	—	—	—	—	—	—	—	—	—	—	37,796	—	—	37,796

Balance at December 31, 2006	2,300	$23	—	$—	—	$—	72,943	$729	$708,420	$—	$111	$(67,574)	—	$—	$641,709
Stock-based Compensation	—	—	—	—	—	—	—	—	6,032	—	—	—	—	—	6,032
Issuance of Common Shares in Follow-On Public Offering on April 24, 2007	—	—	—	—	—	—	48,875	489	547,760	—	—	—	—	—	548,249
Issuance of Preferred Shares — Series C	—	—	8,000	80	—	—	—	—	193,239	—	—	—	—	—	193,319
Issuance of Preferred Shares — Series D	—	—	—	—	8,000	80	—	—	193,759	—	—	—	—	—	193,839
Redemption of Preferred Shares — Series C	—	—	(8,000)	(80)	—	—	—	—	(195,620)	—	—	—	—	—	(195,700)
Forfeitures of Restricted Common Shares	—	—	—	—	—	—	(35)	—	—	—	—	—	—	—	—
Issuance of Restricted Common Shares to Employees	—	—	—	—	—	—	817	8	(268)	—	—	—	—	—	(260)
Issuance of Common Shares in Exchange for Units	—	—	—	—	—	—	166	2	1,750	—	—	—	—	—	1,752
Purchases of Treasury Shares	—	—	—	—	—	—	—	—	—	—	—	—	(2,426)	(18,919)	(18,919)
Reissuances of Treasury Shares	—	—	—	—	—	—	—	—	—	—	—	—	37	453	453
Dividends Declared — Common Shares	—	—	—	—	—	—	—	—	—	—	—	(92,260)	—	—	(92,260)
Dividends Declared — Preferred Shares — Series A	—	—	—	—	—	—	—	—	—	—	—	(4,916)	—	—	(4,916)
Dividends Declared — Preferred Shares — Series B	—	—	—	—	—	—	—	—	—	—	—	(6,256)	—	—	(6,256)
Dividends Declared — Preferred Shares — Series C	—	—	—	—	—	—	—	—	845	—	—	(5,166)	—	—	(4,321)
Dividends Declared — Preferred Shares — Series D	—	—	—	—	—	—	—	—	—	—	—	(7,652)	—	—	(7,652)

Ashford Hospitality Trust, Inc.

Consolidated Statement of Owners’ Equity — (Continued)

	Preferred Stock —		Preferred Stock —		Preferred Stock —						Accumulated
	Series A		Series C		Series D		Common Stock		Additional		Other
	Number of	$0.01	Number of	$0.01	Number of	$0.01	Number of	$0.01	Paid-In	Unearned	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	Income (Loss)	Deficit	Shares	Cost	Total
	(In thousands, Except Per Share Amounts)

Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	—	—	—	—	(151)	—	—	—	(151)
Reclassification to Reduce Interest Expense	—	—	—	—	—	—	—	—	—	—	(144)	—	—	—	(144)
Foreign Operations Translation Adjustments	—	—	—	—	—	—	—	—	—	—	69	—	—	—	69
Net Income	—	—	—	—	—	—	—	—	—	—	—	30,160	—	—	30,160

Balance at December 31, 2007	2,300	$23	—	$—	8,000	$80	122,766	$1,228	$1,455,917	$—	$(115)	$(153,664)	(2,389)	$(18,466)	$1,285,003

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$30,160	$37,796	$9,437
Adjustments to reconcile net income to net cash flow provided by operations:
Depreciation and amortization	168,586	52,863	30,291
Gains on sales of properties	(35,071)	—	—
Loss on reclassification from discontinued to continuing	—	863	—
Amortization of loan costs	7,781	2,038	3,956
Write-off of loan costs and exit fees	8,104	788	5,803
Loss on debt extinguishment	—	—	10,000
Amortization to reduce interest expense from comprehensive income	(144)	(1,228)	(188)
Stock-based compensation	6,225	5,204	3,446
Minority interest in consolidated joint ventures	2,321	—	—
Minority interest related to limited partnership interests	3,957	5,277	2,425
Changes in assets and liabilities:
Accounts receivable and inventories	9,950	5,650	(7,687)
Other miscellaneous assets	(37,162)	(3,245)	2,085
Restricted cash	(29,773)	22,555	(625)
Other miscellaneous liabilities	20,803	11,130	(2,415)

Net cash flow provided by operating activities	155,737	139,691	56,528
Cash flows from investing activities:
Acquisitions or originations of notes receivable	(21,500)	(37,308)	(55,494)
Proceeds from payments of notes receivable	30,083	42,777	26,850
Acquisitions of hotel properties	(2,059,155)	(540,638)	(613,534)
Net proceeds from sales of discontinued operations	304,943	17,445	28,212
Improvements and additions to hotel properties	(127,271)	(47,749)	(38,301)

Net cash flow used in investing activities	(1,872,900)	(565,473)	(652,267)
Cash flows from financing activities:
Payments of dividends	(111,375)	(66,093)	(38,178)
Distributions to joint venture partners	(13,153)	—	0
Borrowings on indebtedness and capital leases	1,986,037	491,958	962,275
Payments on indebtedness and capital leases	(832,090)	(271,444)	(524,588)
Payments of deferred financing costs	(11,785)	(3,330)	(10,807)
Proceeds received from sale of derivatives	—	—	1,635
Payments related to indebtedness early exit fees	(2,390)	—	(2,556)
Payments to extinguish indebtedness	—	—	(10,000)
Proceeds received from follow-on public offerings	548,249	290,092	145,524
Proceeds received from common stock sale to financial institution	—	—	18,902
Proceeds received from Series B preferred stock sale	—	—	65,000
Proceeds received from Series C preferred stock sale	193,319	—	—
Proceeds received from Series D preferred stock sale	193,839	—	—
Payments related to Series B preferred stock sale	—	—	(582)
Payments for redemption of Series C preferred stock	(195,700)	—	—
Payments for purchases of treasury stock	(18,919)	—	—
Payments to convert partnership units into common stock	(10)	(53)	—

Net cash flow provided by financing activities	1,736,022	441,130	606,625

Effect of exchange rate on cash	69	—	—
Net change in cash and cash equivalents	18,859	15,348	10,886
Cash and cash equivalents, beginning balance	73,343	57,995	47,109

Cash and cash equivalents, ending balance	$92,271	$73,343	$57,995

See notes to consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

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

As of December 31, 2007, the Company owned interest in 112 hotel properties, which includes direct ownership in 106 hotel properties and between 75-89% interest in six hotel properties through equity investments with joint venture partners. These hotel properties represent 26,553 total rooms or 26,211 net rooms excluding those attributable to joint venture partners. Of the total 112 hotel properties, 111 are located in the United States and one is located in Canada. As of December 31, 2007, the Company also owned approximately $94.2 million of mezzanine or first-mortgage loans receivable.

For federal income tax purposes, the Company elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2007, 111 of the Company’s hotel properties were leased or owned by wholly-owned subsidiaries of the Company that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, such subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated results of operations. As of December 31, 2007, the remaining hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.

Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), both primary property managers for the Company, are beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s President and Chief Executive Officer. As of December 31, 2007, Remington Lodging managed 43 of the Company’s 112 hotel properties while third-party management companies managed the remaining 69 hotel properties.

As of December 31, 2007, 120,376,055 shares of common stock, 2,300,000 shares of Series A preferred stock, 7,447,865 shares of Series B preferred stock, 8,000,000 shares of Series D preferred stock, and 13,346,843 units of limited partnership interest held by entities other than the Company were outstanding and 2,389,636 shares of common stock were held as treasury stock. During the year ended December 31, 2007, the Company completed the following transactions:

•	On March 27, 2007, the Company issued 838,500 shares of restricted common stock to its executive officers and certain employees.

•	On April 11, 2007, the Company issued 8,000,000 shares of Series C cumulative redeemable preferred stock to a financial institution.

•	On April 24, 2007, the Company issued 48,875,000 shares of common stock in a follow-on public offering.

•	On May 15, 2007, the Company issued 16,000 shares of common stock to its directors as compensation for serving on the Board of Directors through May 2008.

•	On July 18, 2007, the Company publicly issued 8,000,000 shares of Series D cumulative preferred stock.

•	On July 18, 2007, the Company redeemed 8,000,000 shares of Series C cumulative redeemable preferred stock.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	During the year ended December 31, 2007, the Company acquired 60,177 shares of treasury stock in connection with the Company’s incentive stock plan, which allows employees to tender vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest, of which 36,841 shares were reissued in connection with the aforementioned common stock grants.

•	During the year ended December 31, 2007, the Company acquired 2,366,300 shares of treasury stock in connection with its stock repurchase program.

•	During the year ended December 31, 2007, 35,391 unvested shares of restricted common stock were forfeited.

•	During the year ended December 31, 2007, the Company issued 165,582 shares of common stock in exchange for 165,582 units of limited partnership interest.

2.	Basis of Presentation

The following items affect the Company’s reporting comparability related to its consolidated financial statements:

•	As of December 31, 2007, Marriott International, Inc. (“Marriott”) manages 42 of the Company’s properties. For these 42 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2007, 2006, and 2005 ended December 28th, December 29th, and December 30th, respectively.

•	As a result of reclassification of certain hotels from continuing operations to discontinued operations, certain previously reported amounts have been reclassified to conform to the current presentation.

During the 4th quarter of 2007, the Company allocated interest and related debt expense totaling $21.2 million to the discontinued operations in accordance with Emerging Issues Task Force (“EITF”) abstract No. 87-24, “Allocation of Interest to Discontinued Operations.” See Note 6. Additionally, the Company revised its discontinued operations previously reported to reflect reclassifications of $4.0 million for 2006 and $3.7 million for 2005 related to the same EITF.

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates — The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates

Management Agreements — In connection with the Company’s acquisitions of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006 and the 51-hotel CNL portfolio on April 11, 2007, the Company assumed certain existing management agreements. Based on the Company’s review of these management agreements, the Company concluded that the terms of certain management agreements are more favorable to the respective managers than typical current market management agreements. As a result, the Company recorded unfavorable contract liabilities related to these management agreements of $23.4 million as of the respective acquisition dates based on the present value of expected cash outflows over the initial terms of the related agreements. Such unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, the Company’s analysis involves considerable management judgment and assumptions.

Investment in Hotel Properties — Hotel properties are generally stated at cost. However, the initial properties contributed upon the Company’s formation are stated at the predecessor’s historical cost, net of any impairment charges, plus a minority interest partial step-up related to the acquisition of minority interest from third parties associated with four of the initial properties In addition, in connection with the 51-hotel CNL portfolio acquired on April 11, 2007 and subsequent asset swap completed on December 15, 2007, the Company owns between 75%-89% ownership interest in certain hotel properties owned by joint ventures. For these hotel properties, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to the Company’s majority ownership is recorded based on the allocated purchase price of the Company’s ownership interest in the joint ventures. All improvements and additions which extend the useful life of the hotel properties are capitalized.

Intangible Assets — Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are reviewed annually for impairment.

Impairment of Investment in Hotel Properties and Hotel Related Intangibles — Hotel properties and hotel related intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of such hotel properties or intangibles may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before its previously estimated useful life expires, and when events or changes in circumstances indicate that a hotel property’s net book value or the carrying value of the related intangibles may not be recoverable. In evaluating the impairment of hotel properties and hotel related intangibles, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, which considers capitalization rates, discount rates, and comparable selling prices. If an asset was deemed to be impaired, the Company would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.

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

Cash and Cash Equivalents — Cash and cash equivalents represent cash on hand or held in banks plus short-term investments with an initial maturity of three months or less when purchased.

Restricted Cash — Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions. Restricted cash also includes cash collateral deposited with the Company related to one mezzanine loan that may be used by the Company toward the payments of principal and interest of the loan and any other amounts due under the loan in the event of default.

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

In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46”), variable interest entities, as defined, must be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All such loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate such hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria, and such entities will be consolidated, if required. In evaluating FIN No. 46 criteria, the Company’s analysis involves considerable management judgment and assumptions.

Deferred Costs, Net — Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements.

Guarantees — Upon acquisition of the 51-hotel CNL portfolio on April 11, 2007, the Company assumed certain guarantees, which represent funds provided by third-party hotel managers to guarantee minimum returns for certain hotel properties. As the Company is obligated to repay such amounts through increased incentive management fees over the remaining terms of the related management agreements or through cash reimbursements, such guarantees are recorded as other liabilities. As of December 31, 2007, these liabilities totaled approximately $568,000.

Due from Third-Party Hotel Managers — Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to capital, insurance, real estate taxes, and other items.

Due to/from Affiliates - Due to/from affiliates represents current receivables and payables resulting from transactions related to hotel management and project management with affiliated entities. Due from affiliates results primarily from advances of shared costs incurred. Due to affiliates results primarily from hotel management and project management fees incurred. Both due to and due from affiliates are generally settled within a period not to exceed one year.

Advertising Costs — Advertising costs are charged to expense as incurred. For the years ended December 31, 2007, 2006, and 2005, the Company incurred advertising costs of approximately $3.6 million, $2.1 million, and $1.2 million, respectively. Advertising costs related to continuing operations are included in indirect expenses in the accompanying consolidated statements of operations.

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes — As a REIT, the Company generally will not be subject to federal corporate income tax on the portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by the Company in determining its deferred tax asset valuation allowance involves considerable management judgment and assumptions.

Segments — The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. Hotel financing refers to owning subordinate hotel-related mortgage receivables through acquisition or origination.

Stock-based Compensation — The Company accounts for stock-based compensation using the fair-value method. In connection with the Company’s formation, the Company established an employee Incentive Stock Plan (the “Stock Plan”). Under the Stock Plan, the Company periodically issues shares of restricted and non-restricted common stock. All such shares are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of issuance. Under the Stock Plan, the Company may issue a variety of additional performance-based stock awards, including nonqualified stock options. As of December 31, 2007, no performance-based stock awards aside from the aforementioned stock grants have been issued.

Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings per share. The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2007, 2006, and 2005 (in thousands, except share and per share amounts):

	Years Ended December 31,
	2007	2006	2005

(Loss) income from continuing operations less preferred dividends — basic	$(20,022)	$22,272	$(3,575)

Weighted average common shares outstanding — basic	105,786,502	61,713,178	40,194,132
Incremental diluted shares related to unvested restricted shares	—	414,770	—

Weighted average common shares outstanding — diluted	105,786,502	62,127,948	40,194,132

Income (loss) per share from continuing operations — basic Income	$(0.19)	$0.36	$(0.09)

(loss) per share from continuing operations — diluted	$(0.19)	$0.36	$(0.09)

For the year ended December 31, 2007, dividends related to convertible preferred shares of approximately $6.3 million and minority interest (income) expense related to limited partners of approximately $3.4 million as well as weighted average convertible preferred shares outstanding of approximately 7.4 million, weighted average

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units of limited partnership interest of approximately 13.5 million, and incremental diluted shares related to unvested restricted stock of approximately 476,000 are excluded from diluted earnings per share as such shares and units are anti-dilutive.

For the year ended December 31, 2006, dividends related to convertible preferred shares of approximately $6.0 million and minority interest (income) expense related to limited partners of approximately $4.5 million as well as weighted average convertible preferred shares outstanding of approximately 7.4 million and weighted average units of limited partnership interest of approximately 12.3 million are excluded from diluted earnings per share as such shares and units are anti-dilutive.

For the year ended December 31, 2005, dividends related to convertible preferred shares of approximately $4.4 million and minority interest (income) expense related to limited partners of approximately $1.5 million as well as weighted average convertible preferred shares outstanding of approximately 4.5 million, weighted average units of limited partnership interest of approximately 10.1 million, incremental diluted shares related to unvested restricted stock of approximately 270,000, and weighted average incremental diluted shares relating to an option to purchase common stock of approximately 94,000 are excluded from diluted earnings per share as such shares and units are anti-dilutive.

Reclassifications — Certain amounts in the consolidated financial statements for 2006 and 2005 have been reclassified to conform to the presentation adopted in 2007. These classifications have no effect on net income previously reported.

Recent Accounting Pronouncements — In June 2006, EITF ratified EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. EITF No. 06-3 relates to taxes assessed by a governmental authority imposed on revenue-producing transactions, such as sales taxes. EITF No. 06-3 states that gross versus net income statement presentation of such taxes is an accounting policy decision requiring disclosure. EITF No. 06-3 further requires disclosure of the amount of such taxes reflected at gross, if any. The Company records all sales net of such taxes.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the related tax position must be measured to determine the amount of provision or benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, and in Canada. Tax years 2004 through 2006 remain subject to potential examination by certain federal and state taxing authorities, respectively. No income tax examinations are currently in process. As the Company determined no material unrecognized tax benefits or liabilities exist, the adoption of FIN No. 48, effective January 1, 2007, did not impact the Company’s financial condition or results of operations. The Company classifies interest and penalties related to underpayment of income taxes as income tax expense.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 also requires expanded information regarding the extent to which assets and liabilities are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, FASB issued FASB Staff Position No. FAS 157-2 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Presently, the Company values its derivative financial instruments at fair value. Based on its preliminary assessment, the Company does not feel the adoption of SFAS No. 157 will have a material impact on its valuation of derivative financial instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Based on its preliminary assessment, the Company does not feel the adoption of SFAS No. 159 will have a material impact on its valuation of derivative financial instruments.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial condition and results of operations.

4.	Concentrations of Risk

The Company’s investments are all concentrated within the hotel industry. The Company’s current investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, and invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of the Company’s owned hotels are domestically located aside from one hotel located in Montreal, Canada. In addition, all hotels securing the Company’s loans receivable are domestically located aside from one hotel located in Nevis, West Indies, which secures an $18.2 million loan receivable. Presently, all the Company’s loans receivable are collateralized by either the properties securing the loans or interest in the first lien on such properties. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on the Company’s operating and investment revenues and cash available for distribution to stockholders.

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

5.	Investment in Hotel Properties

Investment in Hotel Properties consists of the following as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Land	$567,438	$217,930
Buildings and improvements	3,226,708	1,379,946
Furniture, fixtures, and equipment	278,598	125,514
Construction in progress	68,569	15,482

Total cost	4,141,313	1,738,872
Accumulated depreciation	(255,576)	(105,926)

Investment in hotel properties, net	$3,885,737	$1,632,946

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

On December 7, 2006, the Company acquired a seven-property hotel portfolio (“MIP Portfolio”) for approximately $267.2 million in cash. Two of these seven properties were immediately held for sale and classified as discontinued operations. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $231.6 million with the remainder of the purchase price related to working capital or discontinued operations classified as assets held for sale of approximately $35.6 million, of which approximately $35.5 million relates to investment in hotel properties and approximately $166,000 relates to franchise fees.

On April 11, 2007, the Company acquired a 51-property hotel portfolio from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion. Pursuant to this agreement, the Company acquired 100% of 33 properties and 70%-89% of 18 properties through existing joint ventures. In addition, on April 11, 2007, the Company acquired the remaining 15% joint venture interest in the Hyatt Regency Dearborn in Detroit, Michigan, for approximately $7.5 million. Considering closing costs and unfavorable contract liabilities assumed, these acquisitions generated an increase in Investment in Hotel Properties of approximately $2.7 billion, which includes the historical cost basis related to the joint venture partners’ minority ownership.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 15, 2007, the Company completed an asset swap with Hilton Hotels Corporation, its partner in two joint ventures which were simultaneously dissolved, whereby the Company surrendered its majority ownership interest in two hotel properties in exchange for the joint venture partner’s minority ownership interest in nine hotel properties. Considering closing costs, this acquisition generated an increase in Investment in Hotel Properties of approximately $41.9 million as a result of acquiring 100% of the ownership in the nine hotel properties.

For the years ended December 31, 2007, 2006, and 2005, the Company recognized depreciation expense, including depreciation of assets under capital leases, of approximately $167.9 million, $52.4 million, and $29.7 million, respectively.

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

On March 16, 2005, the Company acquired 21 hotel properties and an office building for approximately $250.0 million. Soon thereafter, the Company made a strategic commitment to sell eight of these properties, six of which were sold in 2005 for approximately $25.3 million, net of closing costs. On January 17, 2006, the Company sold the remaining two properties for approximately $10.7 million, net of closing costs. In addition, in late 2005, the Company made a strategic commitment to sell a portion of one of the other hotel properties acquired in this acquisition. This property has nominal operations and remains in assets held for sale at December 31, 2007. In late 2006, the Company made a strategic commitment to sell the office building acquired in this acquisition, which is discussed below. Operating results related to these properties during the periods such assets were owned are included in income from discontinued operations for the years ended December 31, 2007, 2006, and 2005. No significant gain or loss or adverse tax consequences resulted from the sales of these properties.

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 7, 2006, the Company acquired seven hotel properties for approximately $267.2 million, two of which properties were immediately held for sale. The Company sold one of these properties in 2007, as discussed below, and the other property remains in assets held for sale at December 31, 2007. Operating results related to these two hotel properties during the periods such hotels were owned are included in income for discontinued operations for the years ended December 31, 2007 and 2006. No significant gain or loss or adverse tax consequences have resulted or are expected to result from the sales of these properties.

In late 2006, the Company made a strategic decision to sell 13 hotel properties acquired throughout 2003 through 2005 and its office building acquired on March 16, 2005. These 13 hotel properties include one hotel property acquired on March 16, 2005 and the seven hotel properties acquired on June 17, 2005, which were initially classified as discontinued operations and assets held for sale. As discussed below, all of these hotel properties were sold during 2007. Operating results related to these properties during the periods such hotels were owned are included in income for discontinued operations for the years ended December 31, 2007, 2006, and 2005.

During the year ended December 31, 2007, the Company entered into a definitive agreements to sell nine additional hotel properties, including its Embassy Suites hotel in Phoenix, Arizona, acquired in 2003 and eight hotel properties acquired on April 11, 2007, which includes two hotels in which the Company owned 70% and 75%, respectively, through equity investments with joint venture partners. During 2007, the Company sold eight of these hotels and entered a definitive agreement to sell the remaining hotel, which is classified in assets held for sale at December 31, 2007. Transactions completed in 2007 are more specifically discussed below. Operating results related to these properties during the periods such hotels were owned are included in income for discontinued operations for the years ended December 31, 2007, 2006, and 2005.

In summary, during the year ended December 31, 2007, the Company completed the following transactions related to assets classified as held for sale and discontinued operations:

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

On November 20, 2007, the Company sold its Residence Inn in Kansas City, Missouri, for approximately $7.0 million. As the Company acquired this property on April 11, 2007, no gain or loss was recognized on this sale.

On November 30, 2007, the Company sold its Marriott in Baltimore, Maryland, for approximately $61.5 million. As the Company acquired this property on April 11, 2007, no gain or loss was recognized on this sale.

On December 15, 2007, the Company completed an asset swap with Hilton Hotels Corporation, its partner in two joint ventures which were simultaneously dissolved, whereby the Company surrendered its majority ownership interest in two hotel properties in exchange for the joint venture partner’s minority ownership interest in nine hotel properties.

DEFINITIVE SALES AGREEMENTS REACHED:

On November 21, 2007, the Company reached a definitive agreement to sell its JW Marriott hotel located in New Orleans, Louisiana, for approximately $67.5 million. As the Company acquired this property on April 11, 2007, no gain or loss will be recognized on this sale.

For the years ended December 31, 2007 and 2006, as discussed above, the Company classified three and 17 properties, respectively, in assets held for sale as such assets met the Company’s held-for-sale criteria as of those dates.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2007, 2006, and 2005, financial results related to the Company’s properties included in discontinued operations was as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Total revenues	$127,612	$57,373	$56,635
Operating expenses	95,064	42,536	42,792
Depreciation and amortization	15,301	4,403	3,073
Loss on reclassification from discontinued to continuing	—	863	—
Gains on sales of properties	(35,071)	—	—
Interest expense	14,846	3,218	3,676
Amortization of loan costs	1,943	54	56
Write-off of loan costs and exit fees	4,448	687	—

Income before taxes and minority interest	31,081	5,612	7,038
Provision for income taxes	(618)	(226)	(2,387)
Minority interest in consolidated joint ventures	(1,997)	—	—
Minority interest related to limited partners	(2,274)	(737)	(942)

Net income	$26,192	$4,649	$3,709

During the 4th quarter of 2007, the Company allocated interest and related debt expense totaling $21.2 million, $4.0 million, and $3.7 million for 2007, 2006, and 2005, respectively, to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) abstract No. 87-24, “Allocation of Interest to Discontinued Operations.”

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Notes Receivable

Notes receivable consists of the following as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

$11.0 million mezzanine loan secured by various government securities, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest only payments through maturity	$11,000	$11,000
$8.0 million mezzanine loan secured by one hotel property, matured February 2007, at an interest rate of LIBOR plus 9.13%, with interest-only payments through maturity	—	8,000
$8.0 million mezzanine loan secured by one hotel property, matures May 2010, at an interest rate of 14% which increases 1% annually until reaching an 18% maximum, with interest-only payments through maturity	—	8,000
$8.5 million mezzanine loan secured by one hotel property, matured June 2007, at an interest rate of LIBOR plus 9.75%, with interest-only payments through maturity	—	8,500
$4.0 million mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	4,000
$5.6 million mezzanine loan secured by one hotel property, matures July 2008, at an interest rate of LIBOR plus 9.5%, with interest-only payments through February 2007 plus principal payments thereafter based on a twenty-five-year amortization schedule	—	5,583
$3.0 million mezzanine loan secured by one hotel property, matures September 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	3,000
$18.2 million first-mortgage loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
$25.7 million mezzanine loan secured by 105 hotel properties, matures April 2008, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,694	25,694
$7.0 million mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity	7,000	7,000
$4.0 million mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity	4,000	4,000
$21.5 million mezzanine loan secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	21,500	—

Gross notes receivable	$94,394	$102,977
Deferred income, net	(169)	(144)

Net notes receivable	$94,225	$102,833

Weighted average interest rate	12.40%	13.20%

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, the Company originated the $26.3 million (balance at December 31, 2007 was $25.7 million), $7.0 million, and $4.0 million notes receivable, as described sequentially in the above table, on June 9, 2006, December 27, 2006, and December 27, 2006, respectively.

On June 15, 2006, the Company received approximately $15.2 million related to all principal and interest due under its $15.0 million note receivable, due January 2007.

On July 21, 2006, the Company received approximately $15.2 million related to all principal and interest due under its $15.0 million note receivable, due April 2007.

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

On December 5, 2007, the Company originated the $21.5 million mezzanine loan receivable, which is described in the above table.

On December 13, 2007, the Company substituted the collaterals of mortgage-backed securities on the $11.0 million mezzanine loan with various government securities.

For the years ended December 31, 2007, 2006, and 2005, the Company recognized interest income related to notes receivable of approximately $11.0 million, $14.9 million, and $13.3 million, respectively.

In general, the Company’s notes receivable have extension options, prohibit prepayment through stated periods, and require decreasing prepayment penalties through maturity. As of December 31, 2007, all notes receivable balances were current and no reserve for loan losses had been recorded.

8.	Deferred Costs

Deferred costs consist of the following as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Deferred loan costs	$32,552	$15,285
Deferred franchise fees	4,155	3,439

Total cost	36,707	18,724
Accumulated amortization	(10,993)	(4,581)

Deferred costs, net	$25,714	$14,143

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In late 2006, the Company made a strategic decision to sell 15 hotel properties and an office building, which resulted in approximately $525,000 reclassified from deferred costs to assets held for sale at December 31, 2006.

9.	Intangibles

Intangibles consist of the following as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Gross cost	$13,956	$1,402
Accumulated amortization	(67)	(395)

Intangibles, net	$13,889	$1,007

As of December 31, 2007, intangibles of approximately $3.2 million and $10.7 million relate to a favorable market-rate lease and other identifiable intangible assets, respectively, both of which relate to the preliminary purchase price allocation related to certain hotels acquired on April 11, 2007. The intangible asset related to the favorable market-rate lease is amortized over the related remaining lease term, which expires in 2043. Other intangibles with finite useful lives will be amortized over their estimated lives.

As of December 31, 2006, intangibles relate to existing tenant leases of an office building, primarily representing market-rate adjustments, occupancy levels, customer relationships, and origination fees. However, all such intangibles were classified as assets held for sale at December 31, 2006 and relate to assets sold in 2007. Prior to reclassification of these intangibles as assets held for sale in late 2006, such intangibles were amortized over the related remaining lease terms, which expired between 2008 and 2013.

For the years ended December 31, 2007, 2006, and 2005, amortization expense related to intangibles was approximately $67,000, $211,000, and $186,000, respectively.

10.	Indebtedness

Indebtedness consists of the following as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

$455.1 million mortgage note payable secured by 25 hotel properties, of which $160.5 million matures July 1, 2015 and $294.6 million matures February 1, 2016, at a weighted average fixed interest rate locked at 5.42%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning July 10, 2010	$455,115	$487,110
$211.5 million term loan secured by 16 hotel properties divided equally into two pools. The first pool for $110.9 million matures December 11, 2014, at a fixed interest rate of 5.75%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2009. The second pool for $100.6 million matures December 11, 2015, at a fixed interest rate of 5.7%, with interest-only payments due monthly plus principal payments based on a twenty-five-year amortization schedule beginning December 11, 2010	211,475	211,475
$928.5 million mortgage loan secured by 28 hotel properties, matures April 11, 2017, at a weighted average fixed interest rate locked at 5.95%, with interest-only payments due monthly plus principal payments based on a thirty-year amortization schedule beginning April 11, 2012	928,465	—
$213.9 million loan secured by 13 hotel properties and mezzanine notes receivable, matures May 9, 2009, at an interest rate of LIBOR plus 1.65%, with interest-only payments due monthly, with three one-year extension options	213,889	—

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006

$300.0 million secured credit facility, matures April 9, 2010, at an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.125% to 0.20% on the unused portion of the line payable quarterly, with two one-year extension options	65,000	—
$150.0 million secured credit facility secured by nine hotel properties, matures August 16, 2008, at an interest rate of LIBOR plus a range of 1.6% to 1.85% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.2% to 0.35% on the unused portion of the line payable quarterly, with two one-year extension options	—	25,000
$47.5 million term loan secured by 1 hotel property, matures October 10, 2008, at an interest rate of LIBOR plus 2.0%, with interest-only payments due monthly, with three one-year extension options	47,450
Mortgage note payable secured by one hotel property, matures December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter, with principal and interest payments due monthly of approximately $462,000 through December 31, 2007 and $598,000 thereafter, and including a remaining premium of approximately $1.7 million	52,474	54,565
Mortgage note payable secured by one hotel property, matures December 8, 2016, at an interest rate of 5.81%, with interest-only payments due monthly plus principal payments based on a thirty-year amortization schedule beginning December 8, 2011	101,000	101,000
Mortgage note payable secured by six hotel properties, matures December 11, 2009, at an interest rate of LIBOR plus 1.72%, with interest-only payments due monthly, with two one-year extension options	184,000	212,000
Mortgage loans assumed with acquisition of CNL Portfolio, secured by 16 hotel properties, maturing between 2008 and 2018, with an average blended interest rate of 6.07%, with total principal and interest payments due monthly of approximately $2.7 million, and including a total remaining premium of approximately $2.1 million (approximately $34.8 million of principal is attributable to joint venture partners)	441,907	—

Total	$2,700,775	$1,091,150
Related to discontinued operations	61,229	75,595

Related to continuing operations	$2,639,546	$1,015,555

At December 31, 2007 and 2006, LIBOR was 4.60% and 5.32%, respectively.

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

On March 24, 2006, in connection with the Company’s sale of a portfolio of eight Residence Inn hotels for approximately $100.4 million, net of closing costs, the buyer assumed approximately $93.7 million of mortgage

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt, which had an interest rate of 5.32% and matured July 1, 2015. This reduced the Company’s $580.8 million mortgage note payable, previously secured by 40 hotels, with an average interest rate of 5.4%, to $487.1 million outstanding at December 31, 2006, secured by 32 hotels, with an average interest rate of 5.41%. In connection with the buyer’s assumption of this debt, the Company wrote-off unamortized loan costs of approximately $687,000.

On May 30, 2006, the Company repaid its then outstanding $11.1 million balance on its mortgage note payable, due April 1, 2011, which resulted in the write-off of unamortized loan costs of approximately $102,000.

On July 13, 2006, in connection with the acquisition of the Marriott Crystal Gateway hotel in Arlington, Virginia, the Company assumed a $53.3 million mortgage note payable, due December 1, 2017, at an interest rate of 7.24% through December 31, 2007 and 7.39% thereafter. The Company originally recorded this mortgage at a premium of approximately $2.1 million as the fixed interest rate on this mortgage exceeds current interest rates the Company would otherwise incur on similar financial instruments. The debt premium is amortized as an adjustment to interest expense over the term of the mortgage using the effective interest method.

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

On November 16, 2006, the Company executed a $101.0 million mortgage note payable, due December 8, 2016, at an interest rate of 5.81%, with interest-only payments due monthly for five years plus principal payments thereafter based on a thirty-year amortization schedule, and certain prepayment restrictions and fees imposed.

On December 7, 2006, the Company executed a $247.0 million mortgage note payable, of which $212.0 million was funded immediately with the remaining balance to be funded over the next two years, if necessary, as capital expenditures are incurred by the Company. The loan matures December 11, 2009, with two one-year extension options, bears interest at a rate of LIBOR plus 1.72%, with interest-only payments due monthly, and includes certain prepayment restrictions and fees. In connection with this loan, the Company purchased two 6.25% LIBOR interest rate caps with a total notional amount of $247.0 million, which both mature December 11, 2009, to limit its exposure to rising interest rates on its variable-rate debt.

On January 30, 2007, the Company completed a $20.0 million draw on its $150.0 million credit facility, due August 16, 2008.

On February 6, 2007, in connection with the Company’s sale of its Marriott located in Trumbull, Connecticut, for approximately $28.3 million, the Company paid down its $212.0 million mortgage note payable, due December 11, 2009, by approximately $28.0 million. Consequently, the $212.0 million mortgage loan secured by seven hotels outstanding at December 31, 2006 became the $184.0 million mortgage loan secured by six hotels outstanding at December 31, 2007. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $212,000.

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

On May 18, 2007, in connection with the Company’s sale of its portfolio of seven TownePlace Suites hotels for approximately $57.5 million, the Company paid down approximately $32.0 million related to its mortgage loan due July 1, 2015. Consequently, the $487.1 million mortgage loan secured by 32 hotels outstanding at December 31, 2006 became the $455.1 million mortgage loan secured by 25 hotels outstanding at December 31, 2007. In connection with this pay-down, the Company wrote-off unamortized loan costs of approximately $205,000 and incurred prepayment penalties of approximately $1.5 million.

On May 22, 2007, the Company modified its $200.0 million credit facility, due April 9, 2010, to increase its capacity to $300.0 million. On April 16, 2007, December 4, 2007, and December 20, 2007, the Company completed draws on this credit facility of $25.0 million, $25.0 million, and $10.0 million, respectively. On May 3, 2007 and October 9, 2007, the Company paid down this credit facility by $25.0 million and $20.0 million, respectively. At December 31, 2007, the Company had an outstanding balance of $65.0 million on this credit facility.

On October 2, 2007, in connection with the sale of its Hilton in Birmingham, Alabama, for approximately $25.0 million, the Company paid down its mortgage loan, due May 9, 2009, by approximately $23.7 million. In connection with this payment, the Company wrote-off unamortized loan costs of approximately $258,000.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 9, 2007, the Company drew approximately $47.5 million on its $47.5 million credit facility, and used the proceeds to repay $20.0 million on its $300.0 million credit facility, due April 9, 2010, as discussed above. On October 11, 2007, the revolving period on this $47.5 million credit facility expired and the outstanding balance converted to a $47.5 million mortgage loan, due October 10, 2008, at an interest rate of LIBOR plus 2%, requiring monthly interest-only payments through maturity, with three one-year extension options. In connection with this loan, on October 15, 2007, the Company purchased a 7.0% LIBOR interest rate cap with a $47.5 million notional amount, which matures October 15, 2008, to limit its exposure to rising interest rates on its variable-rate debt.

On November 2, 2007, in connection with the sale of two Residence Inns in Torrance, California, and Atlanta, Georgia, for approximately $61.5 million, the Company paid down its mortgage loan, due May 9, 2009, by approximately $67.7 million pursuant to the loan agreement, with proceeds from the sale and corporate cash. In connection with this payment, the Company wrote-off unamortized loan costs of approximately $699,000 and incurred a prepayment penalty of approximately $242,000.

On November 20, 2007, in connection with the sale of its Residence Inn in Kansas City, Missouri, for approximately $7.0 million, the Company paid down its mortgage loan, due May 9, 2009, by approximately $7.4 million. In connection with this payment, the Company wrote-off unamortized loan costs of approximately $72,000 and incurred a prepayment penalty of approximately $40,000.

On November 30, 2007, in connection with the sale of its Marriott in Baltimore, Maryland, for approximately $61.5 million, the Company paid down its mortgage loan, due May 9, 2009, by approximately $62.4 million. In connection with this payment, the Company wrote-off unamortized loan costs of approximately $609,000 and incurred a prepayment penalty of approximately $312,000.

On December 15, 2007, in connection with an asset swap with a joint venture partner, the Company assumed $41.9 million of mortgage debt previously attributable to the joint venture partner’s minority ownership in nine acquired hotel properties that secured such debt and ceded $109.5 million of mortgage debt, of which $80.1 million was attributable to its majority ownership in the two surrendered hotel properties that secured such debt and the remainder attributable to the joint venture partner’s former minority ownership. The surrendered debt had interest rates ranging from 5.47% to 5.95% and maturity dates ranging from 2010 to 2011.

On December 15, 2007, in connection with the aforementioned asset swap, the Company repaid an additional $8.7 million of mortgage debt attributable to its majority ownership in such joint ventures, which was secured by hotels involved in the asset swap, at interest rates ranging from 5.47% to 5.95%, and with maturity dates ranging from 2010 to 2011. In connection with this payment, the Company wrote-off related unamortized loan costs of approximately $143,000 and incurred a prepayment penalty of approximately $326,000.

Maturities of indebtedness as of December 31, 2007 are as follows (in thousands):

2008	$171,329
2009	560,376
2010	150,187
2011	86,506
2012	28,598
Thereafter	1,700,011

Total(1)	$2,697,007

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of indebtedness as of December 31, 2007 including extension options are as follows (in thousands):

2008	$123,880
2009	162,486
2010	197,637
2011	270,506
2012	242,487
Thereafter	1,700,011

Total(1)	$2,697,007

(1)	Payments do not reflect the premiums of $3,768,000 that are being amortized as a reduction of interest expense.

The carrying values of assets collateralizing indebtedness as of December 31, 2007 and 2006 are as follows (in thousands):

		December 31,
Hotel Property	Location	2007		2006

Embassy Suites	Austin, TX	10,751	(b)	$9,502	(b)
Embassy Suites	Dallas, TX	10,681	(b)	9,697	(b)
Embassy Suites	Herndon, VA	11,733	(b)	9,691	(b)
Embassy Suites	Las Vegas, NV	22,947	(b)	17,395	(b)
Embassy Suites	Syracuse, NY	14,115	(b)	14,651	(b)
Embassy Suites	Flagstaff, AZ	6,430	(c)	6,441	(d)
Embassy Suites	Houston, TX	12,441	(a)	12,612	(a)
Embassy Suites	West Palm Beach, FL	19,306	(a)	25,315	(a)
Embassy Suites	Philadelphia, PA	44,068	(h)	41,368	(e)
Embassy Suites	Walnut Creek, CA	36,546	(h)	43,122	(e)
Embassy Suites	Arlington, VA	78,428	(i)	—
Embassy Suites	Portland, OR	70,550	(i)	—
Embassy Suites	Santa Clara, CA	57,371	(i)	—
Embassy Suites	Orlando, FL	27,406	(i)	—
Radisson Hotel	Holtsville, NY	21,062	(d)	—
Radisson Hotel	Rockland, MA	4,198	(d)	—
Doubletree Guest Suites	Columbus, OH	9,419	(d)	—
Hilton Garden Inn	Jacksonville, FL	11,490	(b)	11,046	(b)
Hilton	Ft. Worth, TX	27,824	(a)	27,322	(a)
Hilton	Houston, TX	17,642	(a)	17,087	(a)
Hilton	St. Petersburg, FL	21,911	(a)	20,394	(a)
Hilton	Santa Fe, NM	20,430	(d)	19,450	(d)
Hilton	Bloomington, MN	66,446	(h)	59,256	(e)
Hilton	Washington DC	145,676	(i)	—
Hilton	La Jolla, CA	114,009	(i)	—
Hilton	Costa Mesa, CA	108,288	(i)	—
Hilton	Tuscon, AZ	65,259	(i)	—
Hilton	Dallas, TX	69,458	(i)	—

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31,
Hotel Property	Location	2007		2006

Hilton	Rye Town, NY	46,429	(i)	—
Hilton	Auburn Hills, MI	17,281	(i)	—
Homewood Suites	Mobile, AL	8,986	(d)	—
Hampton Inn	Lawrenceville, GA	4,388	(d)	4,527	(d)
Hampton Inn	Evansville, IN	7,608	(b)	8,225	(b)
Hampton Inn	Terre Haute, IN	8,603	(b)	8,792	(b)
Hampton Inn	Buford, GA	6,531	(b)	6,654	(b)
Hampton Inn	Houston, TX	16,798	(i)	—
Marriott	Durham, NC	29,987	(c)	27,920	(d)
Marriott	Arlington, VA	128,652	(f)	122,858	(f)
Marriott	Trumbull, CT	—		27,537	(e)
Marriot	Seattle,WA	166,978	(c)	—
Marriot	Bridgewater, NJ	93,995	(c)	—
Marriot	Plano, TX	93,059	(c)	—
Marriot	Dallas, TX	33,875	(c)	—
JW Marriott	New Orleans, LA	63,253	(i)	—
SpringHill Suites by Marriott	Jacksonville, FL	8,670	(b)	9,046	(b)
SpringHill Suites by Marriott	Baltimore, MD	15,543	(d)	15,722	(d)
SpringHill Suites by Marriott	Kennesaw, GA	6,456	(d)	6,719	(d)
SpringHill Suites by Marriott	Buford, GA	6,988	(b)	7,158	(b)
SpringHill Suites by Marriott	Gaithersburg, MD	21,942	(a)	22,294	(a)
SpringHill Suites by Marriott	Centreville, VA	13,843	(a)	14,011	(a)
SpringHill Suites by Marriott	Charlotte, NC	7,852	(a)	8,021	(a)
SpringHill Suites by Marriott	Durham, NC	5,012	(a)	5,110	(a)
SpringHill Suites by Marriott	Orlando, FL	36,226	(c)	—
SpringHill Suites by Marriott	Manhattan Beach, CA	25,975	(c)	—
SpringHill Suites by Marriott	Plymouth Meeting, PA	27,372	(c)	—
SpringHill Suites by Marriott	Glen Allen, VA	17,182	(c)	—
Fairfield Inn by Marriott	Kennesaw, GA	5,011	(d)	5,099	(d)
Fairfield Inn by Marriott	Orlando, FL	17,369	(c)	—
Courtyard by Marriott	Bloomington, IN	11,755	(b)	12,155	(b)
Courtyard by Marriott	Columbus, IN	6,034	(b)	6,190	(b)
Courtyard by Marriott	Louisville, KY	13,229	(b)	13,659	(b)
Courtyard by Marriott	Crystal City, VA	44,622	(a)	45,472	(a)
Courtyard by Marriott	Ft. Lauderdale, FL	20,012	(a)	20,612	(a)
Courtyard by Marriott	Overland Park, KS	16,167	(a)	16,179	(a)
Courtyard by Marriott	Palm Desert, CA	15,124	(a)	15,425	(a)
Courtyard by Marriott	Foothill Ranch, CA	18,133	(a)	18,784	(a)
Courtyard by Marriott	Alpharetta, GA	15,032	(a)	15,389	(a)
Courtyard by Marriott	Philadelphia, PA	102,049	(i)	—

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31,
Hotel Property	Location	2007		2006

Courtyard by Marriott	Seattle,WA	74,317	(c)	—
Courtyard by Marriott	San Francisco, CA	93,397	(c)	—
Courtyard by Marriott	Orlando, FL	35,800	(c)	—
Courtyard by Marriott	Oakland, CA	24,222	(c)	—
Courtyard by Marriott	Scottsdale, AZ	27,772	(c)	—
Courtyard by Marriott	Plano, TX	23,630	(c)	—
Courtyard by Marriott	Edison, NJ	13,491	(c)	—
Courtyard by Marriott	Newark, CA	13,125	(c)	—
Courtyard by Marriott	Manchester, CT	8,308	(i)	—
Courtyard by Marriott	Basking Ridge, NJ	50,422	(c)	—
Marriott Residence Inn	Lake Buena Vista, FL	24,072	(b)	23,249	(b)
Marriott Residence Inn	Evansville, IN	7,230	(b)	7,646	(b)
Marriott Residence Inn	Orlando, FL	45,383	(a)	46,635	(a)
Marriott Residence Inn	Falls Church, VA	37,098	(a)	38,110	(a)
Marriott Residence Inn	San Diego, CA	32,220	(a)	33,206	(a)
Marriott Residence Inn	Salt Lake City, UT	17,614	(a)	17,985	(a)
Marriott Residence Inn	Palm Desert, CA	13,985	(a)	14,067	(a)
Marriott Residence Inn	Las Vegas, NV	66,054	(d)	—
Marriott Residence Inn	Pheonix, AZ	29,436	(c)	—
Marriott Residence Inn	Plano, TX	18,348	(c)	—
Marriott Residence Inn	Newark, CA	14,453	(c)	—
Marriott Residence Inn (Buckhead)	Atlanta, GA	18,048	(c)	—
TownePlace Suites by Marriott	Manhattan Beach, CA	22,052	(c)	—
TownePlace Suites by Marriott	Mt. Laurel, NJ	—		7,469	(a)
TownePlace Suites by Marriott	Scarborough, ME	—		6,742	(a)
TownePlace Suites by Marriott	Miami, FL	—		5,398	(a)
TownePlace Suites by Marriott	Ft. Worth, TX	—		5,657	(a)
TownePlace Suites by Marriott	Miami Lakes, FL	—		7,883	(a)
TownePlace Suites by Marriott	Tewksbury, MA	—		2,627	(a)
TownePlace Suites by Marriott	Newark, CA	—		2,634	(a)
Sea Turtle	Atlantic Beach, FL	39,772	(d)	24,040	(d)
Sheraton Hotel	Langhorne, PA	17,746	(c)	—
Sheraton Hotel	Minneapolis, MN	18,196	(a)	18,369	(a)
Sheraton Hotel	Milford, MA	7,893	(d)	—
Sheraton Hotel	Indianapolis, IN	32,213	(a)	27,482	(a)
Sheraton Hotel	Anchorage, AK	45,929	(h)	39,161	(e)
Sheraton Hotel	Iowa City, IA	9,550	(h)	15,003	(e)
Sheraton Hotel	San Diego, CA	44,800	(h)	42,653	(e)
Hyatt Regency	Anaheim, CA	—		75,720	(j)
Hyatt Regency	Herndon, VA	69,242	(e)	70,204	(g)

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31,
Hotel Property	Location	2007		2006

Hyatt Regency	Detriot, MI	48,865	(i)	—
Hyatt Regency	Coral Gables, FL	53,621	(d)	—
Crowne Plaza	Beverly Hills, CA	29,815	(a)	28,995	(a)
Crowne Plaza	Key West, FL	29,036	(a)	28,257	(a)
Annapolis Inn	Annapolis, MD	14,219	(a)	14,030	(a)
Westin	Rosemont, IL	119,051	(g)	124,202	(c)
Renaissance	Tampa, FL	71,873	(c)	—

Total		$3,692,204		$1,535,331

(a)	Represents collateral for the $455.1 million mortgage note payable outstanding at December 31, 2007.

(b)	Represents collateral for the $211.5 million term loan outstanding at December 31, 2007.

(c)	Represents collateral for the $928.5. million mortgage note payable outstanding at December 31, 2007.

(d)	Represents collateral for the $213.9 million mortgage note payable outstanding at December 31, 2007.

(e)	Represents collateral for the $47.5 million credit facility outstanding at December 31, 2007.

(f)	Represents collateral for the $52.5 million mortgage note payable and premium outstanding at December 31, 2007.

(g)	Represents collateral for the $101.0 million mortgage note payable outstanding at December 31, 2007.

(h)	Represents collateral for the $184.0 million mortgage note payable outstanding at December 31, 2007.

(i)	Represents collateral for the $441.9 million mortgage note payable and premium outstanding at December 31, 2007.

(j)	Represents collateral for the $150.0 million credit facility with a $25.0 million outstanding balance at December 31, 2006.

If the Company violates covenants in any debt agreements, the Company could be required to repay all or a portion of its indebtedness before maturity at a time when the Company might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the Company being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under the Company’s current or future debt obligations could impair the Company’s planned business strategies by limiting the Company’s ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, the Company’s existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties, maintaining an overall minimum net worth, maintaining a maximum loan to value, and maintaining an overall minimum total assets.

11.	Derivative Instruments and Hedging Activities

Derivatives owned as of December 31, 2007 and 2006 as well as derivative-related transactions completed during the years ended December 31, 2007, 2006, and 2005 are described below:

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 7, 2004, the Company entered into a $105.0 million stair-stepped interest rate swap agreement, at an average interest rate of 4.9% over the term of the swap, which matured March 1, 2007. The interest rate swap, which effectively converted interest payments on $105.0 million of the Company’s variable-rate debt to a fixed rate, was designated as a cash flow hedge.

On October 28, 2005, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matured October 15, 2007, to limit its exposure to rising interest rates on $45.0 million of its variable-rate debt. The Company designated the $45.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt. On February 9, 2006, the Company paid down the related hedged $45.0 million revolving mortgage loan, due October 10, 2008, to $100 and discontinued hedge accounting related to this derivative as it no longer qualified as a cash flow hedge.

On November 14, 2005, the Company executed a $211.5 million mortgage loan and used the proceeds to repay its hedged variable-rate $210.0 million term loan, due October 10, 2006. In connection with the repayment of the $210.0 million loan, the Company sold its net purchased $105.0 million cap and terminated its $105.0 million interest-rate swap for approximately $1.6 million. Accumulated other comprehensive income associated with these cash flow hedges of approximately $1.6 million, which had accumulated over the lives of these hedging relationships, was reclassified from accumulated other comprehensive income to reduce interest expense over the original terms of these cash flow hedges as interest payments on the new mortgage loan were made. In addition, the originally hedged $210.0 million loan was effectively refinanced with the new $211.5 million loan, thus no hedge ineffectiveness was recognized related to the original loan’s payoff.

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

As of December 31, 2007 and 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of December 31, 2007 and 2006, derivatives with a fair value of approximately $21,000 and $222,000, respectively, were included in other assets. For the years ended December 31, 2007, 2006, and 2005, the change in accumulated other comprehensive income of approximately ($295,000) million, ($1.3 million), and $818,000,

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, for all derivatives is separately disclosed in the consolidated statements of comprehensive income (loss).

For the years ended December 31, 2007, 2006, and 2005, approximately $211,000, $16,000, and $0 was recognized as a reduction in other income, respectively, related to hedge ineffectiveness and fair value changes of derivatives not qualifying as cash flow hedges. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that approximately $58,000 will be reclassified from accumulated other comprehensive income existing at December 31, 2007 to reduce interest expense.

12.	Employee Stock Grants

All shares issued under the Company’s Stock Plan are charged to compensation expense on a straight-line basis over the vesting period based on the Company’s stock price on the date of each issuance. For the years ended December 31, 2007, 2006, and 2005, the Company recognized compensation expense of approximately $6.2 million, $5.2 million, and $3.4 million, respectively, related to these shares. As of December 31, 2007, the unamortized value of the Company’s unvested shares of restricted stock was approximately $11.7 million, with an average remaining vesting period of approximately 1.25 years.

During the years ended December 31, 2007, 2006, and 2005, 35,391, 2,225, and 2,553 unvested shares of restricted common stock were forfeited and became available for re-issuance. During the year ended December 31, 2007, 60,177 vested shares were acquired by the Company to cover employees individual federal income taxes withheld on such shares. Such shares became available for re-issuance.

For the years ended December 31, 2007 and 2006, the Company issued the following shares under its Stock Plan:

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2007 and 2006, the following table summarizes information regarding the Company’s Stock Plan:

		Weighted Average
	Share Count	Grant Price

Unvested shares at December 31, 2005	685,553	$9.77
Shares granted on March 28, 2006	642,557	12.47
Shares granted on May 2, 2006	16,000	11.61
Shares forfeited on June 14, 2006	(2,225)	12.22
Shares granted on August 1, 2006	3,000	11.51
Shares vested during the year ended December 31, 2006	(405,262)	9.56

Unvested shares at December 31, 2006	939,623	11.74
Shares granted on March 27, 2007	838,500	12.39
Shares granted on May 15, 2007	16,000	12.06
Shares forfeited during the year ended December 31, 2007	(35,391)	12.19
Shares vested during the year ended December 31, 2007	(390,232)	11.51

Unvested shares at December 31, 2007	1,368,500	$12.19

13.	Capital Stock

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 9, 2008, and pay-down its $555.1 million variable-rate loan, due May 9, 2009, by approximately $180.1 million. These three debt payments were made on April 25, 2007, April 24, 2007, and April 25, 2007, respectively.

During the year ended December 31, 2007, the Company acquired 60,177 shares of treasury stock for approximately $728,000 in connection with the Company’s Stock Plan, which allows employees to tender vested shares of restricted common stock to the Company at current market prices to cover individual federal income taxes withheld on such shares as such shares vest. During the year ended December 31, 2007, the Company reissued 36,841 treasury shares under its Stock Plan as common stock granted to its executives, certain employees, and directors.

During the year ended December 31, 2007, the Company acquired 2,366,300 shares of treasury stock for approximately $18.2 million in connection with its stock repurchase program.

Common Stock and Units Dividends — During the year ended December 31, 2007, the Company declared cash dividends of approximately $100.4 million, or $0.21 per share per quarter, related to both common stockholders and common unit holders, of which approximately $92.3 million and $8.1 million related to each, respectively. During the year ended December 31, 2007, the Company declared cash dividends of approximately $2.9 million, or $0.19 per share per quarter, related to Class B unit holders.

During the year ended December 31, 2006, the Company declared cash dividends of approximately $60.1 million, or $0.20 per share per quarter, related to both common stockholders and common unit holders, of which approximately $51.9 million and $8.3 million related to each, respectively. During the year ended December 31, 2006, the Company declared cash dividends of approximately $1.4 million, or $0.19 per share per quarter prorated for days outstanding, related to Class B unit holders.

Preferred Stock — In accordance with the Company’s charter, the Company is authorized to issue 50 million shares of preferred stock, which currently includes Series A cumulative preferred stock, Series B cumulative convertible redeemable preferred stock, and Series D cumulative preferred stock.

Series A Cumulative Preferred Stock — As of December 31, 2007 and 2006, the Company had 2,300,000 outstanding shares of 8.55% Series A Cumulative Preferred Stock at $25 per share. Series A preferred stock has no maturity date, and the Company is not required to redeem these shares at any time. Prior to September 22, 2009, Series A preferred stock is not redeemable, except in certain limited circumstances relating to the ownership limitation necessary to preserve the Company’s qualification as a REIT. However, on and after September 22, 2009, Series A preferred stock will be redeemable at the Company’s option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, Series A preferred stock holders have no voting rights.

Series A Preferred Stock Dividends — During the years ended December 31, 2007 and 2006, the Company declared cash dividends of approximately $4.9 million and $4.9 million, respectively, or $0.5344 per share per quarter, related to Series A preferred stockholders.

Series B Cumulative Convertible Redeemable Preferred Stock — As of December 31, 2007 and 2006, the Company had 7,447,865 outstanding shares of Series B Cumulative Convertible Redeemable Preferred Stock. Series B preferred stock is convertible at any time, at the option of the holder, into the Company’s common stock by dividing the preferred stock carrying value by the conversion price then in effect, which is $10.07, subject to certain adjustments, as defined. Series B preferred stock holders are entitled to vote, on an as-converted basis voting as a single class together with common stock holders, on all matters to be voted on by the Company’s stockholders.

Series B preferred stock is redeemable for cash at the option of the Company at the liquidation preference, which is set at $10.07, after three years from June 17, 2005 (or two years if the Company’s weighted average common stock price for a period of 30 days is above $11.83 with over 7.5 million shares traded during that period).

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B preferred stock is redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur. Series B preferred stock quarterly dividends are set at the greater of $0.14 per share or the prevailing common stock dividend rate.

Series B Preferred Stock Dividends — During the years ended December 31, 2007 and 2006, the Company declared cash dividends of approximately $6.3 million and $6.0 million, respectively, related to Series B preferred stockholders, which represents $0.21 and $0.20 per share per quarter, respectively, for those years.

Series C Cumulative Preferred Stock — On April 11, 2007, the Company issued 8.0 million shares of Series C cumulative redeemable preferred stock at $25 per share for approximately $200.0 million less a commitment fee of approximately $6.3 million. On July 18, 2007, with proceeds received from the issuance of Series D preferred stock discussed below, the Company redeemed its 8.0 million shares of Series C preferred stock for approximately $200.0 million and received a refund of related commitment fees of approximately $4.3 million. Dividends were payable quarterly, when and as declared, at a rate of three-month LIBOR plus 2.5% through the first 18 months and three-month LIBOR plus a range of 4.25% to 8.0% depending on the net debt to total assets ratio thereafter.

Series C Preferred Stock Dividends — During the year ended December 31, 2007, the Company declared cash dividends of approximately $4.3 million, based on LIBOR plus 2.5% for the period outstanding, related to Series C preferred stockholders. In addition, the Company recognized non-cash preferred dividends of approximately $845,000 related to the amortization of the discount attributable to the increasing-rate preferred dividend clause effective 18 months after issuance.

Series D Cumulative Preferred Stock — On July 18, 2007, the Company issued 8.0 million shares of 8.45% Series D cumulative preferred stock at $25 per share for approximately $200.0 million less underwriting discounts and commissions of approximately $6.3 million. Series D preferred stock has no maturity date, and the Company is not required to redeem the shares at any time. Prior to July 18, 2012, Series D preferred stock is not redeemable, except in certain limited circumstances such as to preserve the status of the Company as a REIT or in the event the Series D preferred stock ceases to be listed on an exchange and the Company ceases to be subject to the reporting requirements of the Exchange Act, at the Company’s option, as described in the Company’s charter. However, on and after July 18, 2012, Series D preferred stock will be redeemable at the Company’s option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.11 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D preferred stock holders have no voting rights.

Series D Preferred Stock Dividends — During the year ended December 31, 2007, the Company declared cash dividends of approximately $7.7 million, or $0.5281 per share per quarter prorated for the period outstanding, related to Series D preferred stockholders.

14.	Minority Interest

Minority Interest In Consolidated Joint Ventures — Minority interest in consolidated joint ventures represents net income (loss) attributable to joint venture partners. Such joint venture partners originally owned between 11%-30% of 17 hotel properties acquired on April 11, 2007. On December 15, 2007, the Company completed an asset swap with its partner in two of these joint ventures, whereby the Company surrendered its majority ownership interest in two hotel properties in exchange for the joint venture partner’s minority ownership interest in nine hotel properties. Upon completion of this asset swap, remaining joint venture partners now own between 11%-25% of six hotel properties.

Minority Interest Related To Limited Partners — Minority interest related to limited partners represents the limited partners’ proportionate share of the equity in the operating partnership. Minority interest related to limited partners represents dividends to Class B common unit holders plus an allocation of net income (loss) available to

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shareholders after deducting dividends to Class B common unit holders based on the common unit holders’ weighted average limited partnership percentage ownership throughout the period.

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

For the years ended December 31, 2007, 2006, and 2005, the following table summarizes information related to limited partnership units outstanding:

Units outstanding at January 1, 2005	6,097,925
Units issued during 2005	4,994,150

Units outstanding at December 31, 2005	11,092,075
Units issued during 2006	3,814,842
Units redeemed for common stock during 2006	(1,394,492)

Units outstanding at December 31, 2006	13,512,425
Units redeemed for common stock during 2007	(165,582)

Units outstanding at December 31, 2007	13,346,843

On July 13, 2006, the Company issued 3,814,842 Class B common units of limited partnership interest in connection with the acquisition of the Marriott Crystal Gateway hotel in Arlington, Virginia, of which 165,582 such units were redeemed for common stock on November 1, 2007. Aside from these Class B common units, all other outstanding units represent common units. Class B common units have a fixed dividend rate of 6.82% in years 1-3 and 7.2% thereafter, and have priority in payment of cash dividends over common unit holders but otherwise have no preference over common units.

As of December 31, 2007, 2006, and 2005, all units of limited partnership interest represent a minority interest ownership of approximately 9.98%, 15.63%, and 20.20%, respectively.

15.	Income Taxes

For federal income tax purposes, the Company elected to be treated as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet certain organizational and operational stipulations, including a requirement that the Company distribute at least 90% its REIT taxable income to its stockholders. The Company currently intends to adhere to these requirements and maintain its REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes as well as to federal income and excise taxes on its undistributed taxable income.

As of December 31, 2007, 111 of the Company’s 112 hotel properties were leased or owned by Ashford TRS (the Company’s taxable REIT subsidiaries) while the remaining hotel was leased on a triple-net lease basis to a third-party tenant. For the years ended December 31, 2007, 2006, and 2005, Ashford TRS recognized net book (loss) income of approximately ($8.5 million), ($5.5 million), and $13,000, respectively, and a (provision for) benefit from income taxes of approximately ($5.6 million), $2.7 million, and $184,000, respectively.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2007, 2006, and 2005, the following table reconciles the (provision for) benefit from income taxes at statutory rates to the actual benefit from (provision for) income taxes recorded (in thousands):

	Years Ended December 31,
	2007	2006	2005

Benefit from income taxes at 35% statutory rate	$8,633	$3,362	$2,106
State income taxes benefit, net of Federal benefit	286	433	268
Foreign	(95)	—	—
Other	(361)	629	197
Valuation allowance	(13,444)	(1,479)	—

(Provision for) benefit income taxes from:
Continuing operations	(4,981)	2,945	2,571
Discontinued operations	(618)	(226)	(2,387)

Total	$(5,599)	$2,719	$184

For the years ended December 31, 2007, 2006, and 2005, components of the (provision for) benefit from income taxes from continuing operations are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	149	$1,657	$1,542
State	(838)	213	293
Foreign	(95)	—	—

Total current	(784)	1,870	1,835
Deferred:
Federal	(3,720)	953	509
State	(477)	122	227

Total deferred	(4,197)	1,075	736

(Provision for) benefit from income taxes from continuing operations	(4,981)	$2,945	$2,571

In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the Texas Margin Tax) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Company’s business) to the profit margin, which is generally determined by total revenue less either the cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Company believes that SFAS No. 109, “Accounting for Income Taxes”, applies to the Texas Margin Tax. However, the Partnership has determined that the impact of the Texas Margin Tax is insignificant as of December 31, 2007. The Company may be required to record an income tax provision for the Texas Margin Tax in future periods.

For the year ended December 31, 2007, the provision for income taxes includes interest and penalties paid to taxing authorities of approximately $215,000. At December 31, 2007, the Company determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006, the Company’s deferred tax assets (liabilities) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2007	2006

Allowance for doubtful accounts	$609	$152
Unearned income	1,405	1,479
Unfavorable management contract liability	9,242	6,245
Federal and state net operating losses	43,472	1,673
Accrued expenses	3,579	1,312
Prepaid expenses	(7,047)	—
Interest expense carryforward	3,009	729
Tax property basis greater(less) than book	9,290	(216)
Other	858	—

Gross deferred tax asset	64,417	11,374
Valuation allowance	(64,137)	(7,724)

Net deferred tax asset	$280	$3,650

At December 31, 2007, the Company increased the valuation allowance to approximately $64.1 million to fully offset its net deferred tax asset except for certain minor deductible temporary differences. As a result of Ashford TRS losses in 2007 and 2006, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, the Company believes that it is more likely than not its net deferred tax asset will not be realized, and therefore, has provided a valuation allowance to fully reserve against these amounts. In addition, at December 31, 2007, Ashford TRS has net operating loss carryforwards for federal income tax purposes of approximately $110.2 million, which are available to offset future taxable income, if any, through 2027. Approximately $60.1 million of the $110.2 million net operating loss carryforward is attributable to acquired subsidiaries and subject to substantial limitations on its use.

16.	Related Party Transactions

Under management agreements with related parties owned by the Company’s Chairman and its Chief Executive Officer, the Company pays such related parties a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) market service fees on the approved capital improvements, including project management fees of up to 4% of project costs, and c) other reimbursements as approved by the Company’s independent directors. As of December 31, 2007, these related parties managed 43 of the Company’s 112 hotels while unaffiliated management companies managed the remaining 69 hotel properties.

Under agreements with both related parties and unaffiliated hotel managers, the Company incurred property management fees, including incentive property management fees, of approximately $59.6 million, $25.0 million, and $15.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. Regarding the $59.6 million incurred for the year ended December 31, 2007, approximately $13.1 million and $46.5 million relates to related parties and third parties, respectively. Regarding the $25.0 million incurred for the year ended December 31, 2006, approximately $9.1 million and $15.9 million relates to related parties and third parties, respectively. Regarding the $15.2 million incurred for the year ended December 31, 2005, approximately $7.3 million and $8.0 million relates to related parties and third parties, respectively. Incentive property management fees are included in indirect expenses in the accompanying consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under these agreements with related parties, the Company also incurred market service and project management fees related to capital improvement projects of approximately $9.0 million, $5.1 million, and $3.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

In addition, these related parties fund certain corporate general and administrative expenses on behalf of the Company, including rent, payroll, office supplies, travel, and accounting. These related parties allocate such charges to the Company based on various methodologies, including headcount and actual amounts incurred. For the years ended December 31, 2007, 2006, and 2005, such costs were approximately $3.2 million, $3.6 million, and $3.0 million, respectively.

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

Upon formation of the Company on August 29, 2003, the Company agreed to indemnify certain related parties, including its Chief Executive Officer and its Chairman, who contributed hotel properties in connection with the Company’s initial public offering in exchange for operating partnership units, against the income tax such related parties may incur if the Company disposes of one of these properties.

17.	Commitments and Contingencies

Restricted Cash — Under certain management and debt agreements existing at December 31, 2007, the Company escrows payments required for insurance, real estate taxes, and debt service. In addition, for certain properties with underlying debt, the Company escrows 4% to 6% of gross revenue for capital improvements.

Franchise Fees — Under franchise agreements existing at December 31, 2007, the Company pays franchisors royalty fees between 2.5% and 6% of gross room revenue, 3.0% food and beverage revenue, fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to its expiration date, the Company may be liable for up to three times the average annual franchise fees incurred for that property.

For the years ended December 31, 2007, 2006, and 2005, the Company incurred franchise fees of approximately $27.9 million, $18.0 million, and $13.9 million, respectively. Franchise fees related to continuing operations are included in indirect hotel operating expenses in the accompanying consolidated statements of operations.

Management Fees — Under management agreements existing at December 31, 2007, the Company pays a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors. These management agreements expire from 2008 through 2027, with renewal options on agreements with related parties of up to 25 additional years. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term of the related contract or, in certain circumstances, allowed to substitute a new management agreement related to a different hotel. To date, the Company has terminated certain management agreements upon sale of the related hotels prior to such agreements’ expirations. In such cases, the Company has either a) received termination fee waivers from related parties managing the hotels or b) substituted a similar management agreement.

Leases  — The Company leases certain equipment, land, and facilities under non-cancelable operating leases, which expire between 2040 and 2084, including six ground leases and one air lease related to its hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results. For the years ended December 31, 2007, 2006, and 2005, the Company recognized rent expense of approximately $8.6 million, $3.9 million, and $2.3 million, respectively. Rent expense related to continuing operations is included in indirect hotel operating expenses in the accompanying consolidated statements of operations. The Company also owns equipment acquired under capital leases, included in Investment in Hotel Properties, which expire between 2007 and 2012, and have interest rates ranging between 7.15% and 11.64%.

As of December 31, 2007, future minimum annual commitments for non-cancelable lease agreements are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2008	5,203	235
2009	4,223	263
2010	3,693	—
2011	3,539	—
2012	3,424	—
Thereafter	178,948	—

Total future minimum lease payments	$199,030	$498

As of December 31, 2007 and 2006, assets acquired under capital leases consist of the following (in thousands):

	December 31,
	2007	2006

Assets under capital leases	$781	$1,036
Accumulated depreciation	(372)	(609)

Assets under capital leases, net	$409	$427

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company had capital commitments of approximately $40.6 million relating to general capital improvements that are expected to be paid in the next 12 months.

Employment Agreements  — The Company’s employment agreements with certain executive officers provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the Board of Directors. The employment agreements terminate on December 31, 2008, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.

Employee Incentive Plan — The Company’s Employee Savings and Incentive Plan (“ESIP”), a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. The Company matches 25% of the first 10% each employee contributes. Employee contributions vest immediately whereas Company contributions vest 25% annually. For the years ended December 31, 2007, 2006, and 2005, the Company incurred matching expenses of approximately $7,000, $34,000, and $60,000, respectively.

401(k) Plan — Effective January 1, 2006, the Company created a 401(k) Plan, a qualified contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to defer receipt of up to 100% of their compensation, subject to IRS-imposed limitations, and contribute such amounts to various investment funds. The Company matches 50% of amounts contributed up to 6% of a particular employee’s salary. However, for each employee, Company matching only occurs in either the 401(k) Plan or the ESIP, as directed by the employee. Employee contributions vest immediately whereas Company contributions vest 25% annually. For the years ended December 31, 2007 and 2006, the Company incurred matching expenses of approximately $91,000 and $73,000, respectively.

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

Taxes — If the Company disposes of the four remaining properties contributed in connection with its IPO in exchange for units of operating partnership, the Company may be obligated to indemnify the contributors, including the Company’s Chairman and Chief Executive Officer whom have substantial ownership interests, against the tax consequences of the sale. In addition, the Company agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness of at least $16.0 million, which allows contributors of the Las Vegas hotel property to defer gain recognition in connection with its contribution.

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Fair Value of Financial Instruments

As of December 31, 2007, the Company’s $2.7 billion debt portfolio consisted of approximately $510.3 million of variable-rate debt and approximately $2.2 billion of fixed-rate debt, with interest rates ranging from 5.42% to 7.24%. As of December 31, 2007, the Company’s $94.2 million portfolio of mezzanine and first-mortgage loans receivable consisted of approximately $57.9 million of variable-rate notes and approximately $36.5 million of fixed-rate notes, all with interest rates of 14%.

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

As of December 31, 2007 and 2006, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, amounts due from or to affiliates or third-party hotel managers, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these financial instruments.

As of December 31, 2007 and 2006, the carrying values of variable-rate notes receivable, variable-rate indebtedness, and capital leases payable approximates their fair values because the interest rates on these financial instruments are variable or approximate current interest rates charged on similar financial instruments. However, due to the Company’s significant holdings of fixed-rate financial instruments at December 31, 2007 and 2006, carrying values and related estimated fair values of notes receivable and indebtedness as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Notes receivable	$94,394	$97,776	$102,977	$111,048
Indebtedness	$2,700,775	$2,705,218	$1,091,150	$1,099,775

Fair values presented in the above tables are based on estimates that consider the terms of the individual instruments. However, there is not an active market for these instruments. Therefore, the estimated fair values do not necessarily represent the amounts at which these instruments could be purchased, sold, or settled.

As of December 31, 2007 and 2006, derivatives with a fair value of approximately $21,000 and $222,000, respectively, were included in other assets. Derivatives owned as of December 31, 2007 and 2006 are described below:

On October 28, 2005, the Company purchased a 7.0% LIBOR interest rate cap with a $45.0 million notional amount, which matured October 15, 2007, to limit its exposure to rising interest rates on $45.0 million of its variable-rate debt. The Company designated the $45.0 million cap as a cash flow hedge of its exposure to changes in interest rates on a corresponding amount of variable-rate debt. On February 9, 2006, the Company paid down the related hedged $45.0 million revolving mortgage loan, due October 10, 2008, to $100 and discontinued hedge accounting related to this derivative as it no longer qualified as a cash flow hedge.

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

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the years ended December 31, 2007, 2006, and 2005, interest paid was approximately $138.3 million, $45.0 million, and $32.4 million, respectively.

For the years ended December 31, 2007, 2006, and 2005, income taxes paid was approximately $701,000, $1.3 million, and $1.9 million, respectively.

During the year ended December 31, 2007, the Company recorded the following non-cash transactions: a) on March 27, 2007, the Company issued 838,500 shares of restricted common stock to its executives and certain employees, b) on April 11, 2007, in connection with its acquisition of a 51-property hotel portfolio, the Company assumed eleven mortgage loans totaling approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners) and recognized debt premiums of approximately $2.7 million, c) on April 11, 2007, the in connection with its acquisition of the remaining 15% joint venture interest in a hotel property, the Company assumed debt attributable to the joint venture partner of approximately $4.6 million, d) on May 15, 2007, the Company issued 16,000 shares of common stock to its directors, e) on November 1, 2007, the Company issued 165,582 shares of common stock in exchange for 165,582 units of limited partnership interest, f) on December 15, 2007, in connection with an asset swap with a joint venture partner, the Company assumed $41.9 million of debt previously attributable to the joint venture partner’s minority ownership in nine acquired hotel properties that secured such debt and ceded $80.1 million of debt previously attributable to its majority ownership in the two surrendered hotel properties that secured such debt, and g) during the year ended December 31, 2007, the Company recognized non-cash preferred dividends of approximately $845,000 related to the amortization of the discount associated with its Series C preferred stock.

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

The Company presently operates in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refer to owning hotels through either acquisition or new development. Management reports operating results of direct hotel investments on an aggregate basis as substantially all of the Company’s hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, provision for income taxes, and minority interest.

For the year ended December 31, 2007, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$1,117,762	$11,005	$—	$1,128,767
Operating expenses	797,422	—	—	797,422
Depreciation and amortization	153,285	—	—	153,285
Corporate general and administrative	—	—	26,953	26,953

Operating income (loss)	167,055	11,005	(26,953)	151,107
Interest income	—	—	3,178	3,178
Interest expense	—	—	(133,275)	(133,275)
Amortization of loan costs	—	—	(5,838)	(5,838)
Write-off of loan costs	—	—	(4,216)	(4,216)

Income (loss) before minority interest and benefit from income taxes	167,055	11,005	(167,104)	10,956
Provision for income taxes	—	—	(4,981)	(4,981)
Minority interest in consolidated joint ventures	—	—	(323)	(323)
Minority interest related to limited partners	—	—	(1,684)	(1,684)

Income (loss) from continuing operations	$167,055	$11,005	$(174,092)	$3,968

Income from discontinued operations, net				26,192

Net income				$30,160

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2006, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$456,270	$14,858	$—	$471,128
Operating expenses	325,198	—	—	325,198
Depreciation and amortization	48,460	—	—	48,460
Corporate general and administrative	—	—	20,359	20,359

Operating income (loss)	82,612	14,858	(20,359)	77,111
Interest income	—	—	2,917	2,917
Interest expense	—	—	(43,201)	(43,201)
Amortization of loan costs	—	—	(1,984)	(1,984)
Write-off of loan costs	—	—	(101)	(101)

Income (loss) before minority interest and benefit from income taxes	82,612	14,858	(62,728)	34,742
Benefit from income taxes	—	—	2,945	2,945
Minority interest related limited partners	—	—	(4,540)	(4,540)

Income (loss) from continuing operations	$82,612	$14,858	$(64,323)	$33,147

Income from discontinued operations, net				4,649

Net income				$37,796

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2005, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Total revenues	$290,494	$13,323	$—	$303,817
Operating expenses	207,989	—	—	207,989
Depreciation and amortization	27,218	—	—	27,218
Corporate general and administrative	—	—	14,523	14,523

Operating income (loss)	55,287	13,323	(14,523)	54,087
Interest income	—	—	1,027	1,027
Interest expense	—	—	(30,772)	(30,772)
Amortization of loan costs	—	—	(3,900)	(3,900)
Write-off of loan costs and exit fees	—	—	(5,803)	(5,803)
Loss on debt extinguishment	—	—	(10,000)	(10,000)

Income (loss) before minority interest and provision for income taxes	55,287	13,323	(63,971)	4,639
Benefit from income taxes	—	—	2,571	2,571
Minority interest related limited partners	—	—	(1,482)	(1,482)

Income (loss) from continuing operations	$55,287	$13,323	$(62,882)	$5,728

Income from discontinued operations, net				3,709

Net income				$9,437

As of December 31, 2007, 2006, and 2005, aside from the Company’s $94.2 million, $103.0 million, and $108.3 million notes receivable portfolio, respectively, all assets of the Company primarily relate to the direct hotel investments segment. In addition, for the years ended December 31, 2007, 2006, and 2005, all capital expenditures incurred by the Company relate to the direct hotel investments segment.

As of December 31, 2007, 2006, and 2005, all of the Company’s owned hotels were domestically located except for the Hyatt Regency in Montreal, Canada, acquired April 11, 2007. In addition, as of December 31, 2007, 2006, and 2005, all hotels securing the Company’s notes receivable were domestically located with the exception of one hotel securing an $18.2 million loan receivable, which is located in Nevis, West Indies.

21.	Business Combinations

On February 24, 2006, the Company acquired the Marriott at Research Triangle Park hotel property in Durham, North Carolina, from Host Marriott Corporation for approximately $28.0 million in cash. The Company used proceeds from its sale of two hotels on January 17, 2006 and its follow-on public offering on January 25, 2006 to fund this acquisition.

On April 19, 2006, the Company acquired the Pan Pacific San Francisco Hotel in San Francisco, California, from W2001 Pac Realty, L.L.C. for approximately $95.0 million in cash and immediately re-branded the property as a JW Marriott. The Company used proceeds from two credit facility draws of approximately $88.9 million and $15.0 million to fund this acquisition. In connection with the re-branding of this hotel, Marriott contributed $5.0 million, which the Company recorded, net of certain reimbursements to Marriott, as deferred incentive management fees. Deferred management fees are amortized as a reduction to management fees on a straight-line basis over the term of the management agreement, which expires in 2026.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 13, 2006, the Company acquired the Marriott Crystal Gateway hotel in Arlington, Virginia, from EADS Associates Limited Partnership for approximately $107.2 million. The purchase price consisted of the assumption of approximately $53.3 million of mortgage debt, the issuance of approximately $42.7 million worth of limited partnership units, which equates to 3,814,842 units valued at $11.20 per unit, approximately $2.5 million in cash paid in lieu of units, the reimbursement of capital expenditures costs of approximately $7.2 million, and other net closing costs and adjustments of approximately $1.5 million. The limited partnership units issued represent Class B common units, which are more fully described in note 14. For accounting purposes, these units were valued at approximately $40.6 million or $10.64 per unit, which represents the average market price of the Company’s common stock from five business days before the definitive agreement was finalized on May 18, 2006 to five business days after such date. In addition, the Company assumed the existing management agreement which expires in 2017 with three ten-year renewal options. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues plus certain incentive management fees. Based on the Company’s review of this management agreement, the Company concluded that the terms are more favorable to the manager than a typical current-market management agreement. Hence, the Company recorded an unfavorable contract liability of approximately $15.8 million related to this management agreement, which is amortized as a reduction to incentive management fees on a straight-line basis over the initial term of the management agreement.

On November 9, 2006, the Company acquired the Westin O’Hare hotel property in Rosemont, Illinois, from JER Partners for approximately $125.0 million in cash. To fund this acquisition, the Company used cash available on its balance sheet and proceeds from a $101.0 million mortgage loan executed on November 16, 2006.

On December 7, 2006, the Company acquired a seven-property hotel portfolio (“MIP Portfolio”) from a partnership of affiliates of Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts for approximately $267.2 million in cash. Of the seven acquired hotels, five were considered core hotels while two were immediately held for sale. To fund this acquisition, the Company used cash available on its balance sheet, proceeds from a $25.0 million draw on a credit facility, and proceeds from a $212.0 million mortgage loan executed on December 7, 2006.

On April 11, 2007, the Company acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”) for approximately $2.4 billion plus closing costs of approximately $96.0 million. The Company acquired 100% of 33 properties and interests ranging from 70%-89% in 18 properties through existing joint ventures. To fund this acquisition, the Company utilized several sources as follows: a) borrowings of approximately $928.5 million of ten-year, fixed-rate debt at an average blended interest rate of 5.95%, approximately $555.1 million of two-year, variable-rate debt with three one-year extension options at an interest rate of LIBOR plus 1.65%, and approximately $325.0 million of one-year, variable-rate debt with two one-year extension options at an interest rate of LIBOR plus 1.5%, b) the sale of 8.0 million shares of Series C Cumulative Redeemable Preferred Stock for approximately $200.0 million less a commitment fee of approximately $6.3 million at a dividend rate of LIBOR plus 2.5%, c) assumed fixed-rate debt of approximately $562.1 million (or approximately $432.3 million net of debt attributable to joint venture partners), representing eleven fixed-rate loans with an average blended interest rate of 6.01% and expiration dates ranging from 2008 to 2027, and d) a $50.0 million draw on a newly executed $200.0 million credit facility with an interest rate of LIBOR plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, which matures April 9, 2010 with two one-year extension options, and requires interest-only payments through maturity. With respect to this acquisition, the Company recognized the following:

•	Based on the Company’s preliminary review of management agreements assumed, the Company believes the terms of certain management agreements are more favorable to the manager than typical current-market management agreements. As a result, the Company recorded an unfavorable contract liability of approximately $10.4 million related to these management agreements, which is amortized as a reduction to incentive management fees on a straight-line basis over the initial terms of the related management agreements.

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Based on the Company’s preliminary assessment, the Company allocated approximately $14.0 million of the purchase price to intangible assets, which relate to a favorable market-rate ground lease and other identifiable intangible assets related to certain hotels.

•	Based on the Company’s preliminary assessment, the Company believes that the terms of an assumed ground lease are more favorable to the lessor than typical current-market leases. As a result, the Company recorded an unfavorable lease liability of approximately $4.2 million related to this lease, which is classified in other liabilities on the consolidated balance sheet and is amortized as a reduction to lease expense on a straight-line basis over the related remaining lease term, which expires in 2080.

•	Regarding the assumed debt of approximately $562.1 million, the Company recorded these loans at premiums totaling approximately $2.7 million as the fixed interest rates on many of these loans exceeds current interest rates the Company would otherwise incur on similar financial instruments. The debt premiums are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method.

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

On December 15, 2007, the Company completed an asset swap with Hilton Hotels Corporation, its partner in two joint ventures which were simultaneously dissolved, whereby the Company surrendered its majority ownership interest in two hotel properties in exchange for the joint venture partner’s minority ownership interest in nine hotel properties. In connection with this asset swap, the Company assumed $41.9 million of debt previously attributable to the joint venture partner’s minority ownership in the nine acquired hotel properties that secured such debt and ceded $109.5 million of debt, of which $80.1 million was attributable to its majority ownership in the two surrendered hotel properties that secured such debt and the remainder attributable to the joint venture partner’s former minority ownership. This asset swap resulted in the following changes in the Company’s ownership structure of the affected hotels:

		Ownership
Hotel Property	Location	Pre-Asset Swap	Post-Asset Swap

Embassy Suites	Arlington, VA	75%	100%
Embassy Suites	Portland, OR	70%	100%
Embassy Suites	Santa Clara, CA	75%	100%
Embassy Suites	Orlando, FL	75%	100%
Doubletree Guest Suites	Arlington, VA	75%	0%
Hilton	Costa Mesa, CA	70%	100%
Hilton	Miami, FL	70%	0%
Hilton	Tuscon, AZ	75%	100%
Hilton	Dallas, TX	75%	100%
Hilton	Rye Town, NY	75%	100%
Hilton	Auburn Hills, MI	70%	100%

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with these acquisitions, the accompanying consolidated financial statements include the results of the acquired hotels since the acquisition dates, all purchase prices were the result of arms-length negotiations, no value was assigned to goodwill or other intangible assets aside from those discussed above, and purchase price allocations related to certain acquisitions completed within the last year are preliminary subject to further internal review and third-party appraisals.

For acquisitions completed during the year ended December 31, 2007, a condensed balance sheet showing the amounts assigned to each major asset or liability caption related to these acquisitions follows (in thousands):

				Finalization
	CNL	MS	Hilton JVs	of Purchase
	Portfolio	Portfolio	Asset Swap	Accounting	Total

Investment in hotel properties	$2,664,656	$35,707	$41,907	$5,374	$2,747,644
Restricted cash	—	—	—	—	—
Assets held for sale	—	—	(212,929)	(5,501)	(218,430)
Other assets	87,859	378	(6,752)	116	81,601
Intangible assets	13,796	—	514	—	14,310

Total assets acquired	$2,766,311	$36,085	$(177,260)	$(11)	$2,625,125

Indebtedness	$564,778	$—	$(109,458)	$—	455,320
Other liabilities	73,696	123	(3,066)	0	70,753

Total liabilities assumed	638,474	123	(112,524)	0	526,073
Minority interest in consolidated joint ventures	113,516	—	(73,619)	—	39,897
Cash paid, including closing costs	2,014,321	35,962	8,883	(11)	2,059,155

Total cash paid and liabilities assumed	$2,766,311	$36,085	$(177,260)	$(11)	$2,625,125

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For acquisitions completed during the year ended December 31, 2006, a condensed balance sheet showing the amounts assigned to each major asset or liability caption related to these acquisitions follows (in thousands):

						Finalization
	Marriott at	JW Marriott	Marriott	Westin	MIP	of Purchase
	RTP	Pan Pacific	Gateway	O’Hare	Portfolio	Accounting	Total

Investment in hotel properties	$28,164	$96,399	$123,740	$125,206	$226,333	$5,005	$604,847
Restricted cash	—	—	3,235	—	891	—	4,126
Assets held for sale	—	—	—	—	42,706	(4,535)	38,171
Other assets	489	1,490	3,883	2,300	5,842	0	14,004
Intangible assets	—	—	—	—	—	—	—

Total assets acquired	$28,653	$97,889	$130,858	$127,506	$275,772	$470	$661,148

Indebtedness	$—	$—	$55,427	$—	$—	$—	$55,427
Other liabilities	120	1,780	17,282	3,215	1,784	312	24,493

Total liabilities assumed	120	1,780	72,709	3,215	1,784	312	79,920
Minority interest in limited partners	—	—	40,590	—	—	—	40,590
Cash paid, including closing costs	28,533	96,109	17,559	124,291	273,988	158	540,638

Total cash paid, liabilities assumed, and operating partnership units issued	$28,653	$97,889	$130,858	$127,506	$275,772	$470	$661,148

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma statements of operations for the years ended December 31, 2007 and 2006 are based on the historical consolidated financial statements of the Company adjusted to give effect to the completion of the aforementioned acquisitions and the related debt and equity offerings to fund these acquisitions as if such transactions occurred at the beginning of the periods presented (in thousands, except share and per share amounts):

	Years Ended December 31,
	2007	2006
	(Unaudited)

Total revenues	$1,311,390	$1,255,725
Operating expenses	1,124,969	1,083,877

Operating income	186,421	171,848
Interest income	3,178	2,917
Interest expense and amortization of loan costs	(167,279)	(167,279)
Write-off of loan costs and exit fees	(4,216)	(101)

Income before minority interest and income taxes	18,104	7,385
Provision for income taxes	(5,798)	(957)
Minority interest in consolidated joint ventures	(137)	(214)
Minority interest relating to limited partners	(1,525)	(1,024)

Income from continuing operations	10,644	5,190
Preferred dividends	(28,072)	(28,072)

Loss from continuing operations available to common shareholders	$(17,428)	$(22,882)

Basic and diluted:
Loss from continuing operations per share available to common shareholders	$(0.14)	$(0.19)

Weighted average shares outstanding	121,292	121,292

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2007 and 2006 is below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenue
2007	$153,301	$318,245	$312,170	$345,051

2006	$100,964	$114,805	$114,268	$141,091

Total operating expenses
2007	$128,459	$277,058	$269,333	$302,811

2006	$83,441	$91,843	$96,990	$121,743

Operating income
2007	$24,842	$41,187	$42,837	$42,240

2006	$17,523	$22,962	$17,278	$19,348

Income (loss) from continuing operations
2007	$9,328	$(1,315)	$2,905	$(6,951)

2006	$6,335	$10,108	$7,072	$9,632

Net income (loss)
2007	$11,491	$21,084	$508	$(2,923)

2006	$7,462	$11,023	$8,650	$10,661

Net income (loss) available to common shareholders
2007	$8,698	$14,051	$(6,638)	$(9,941)

2006	$4,743	$8,305	$5,931	$7,942

Net income (loss) available to common shareholders per share — basic
2007	$0.12	$0.13	$(0.05)	$(0.08)

2006	$0.09	$0.15	$0.09	$0.11

Net income (loss) available to common shareholders per share — diluted
2007	$0.12	$0.13	$(0.05)	$(0.08)

2006	$0.09	$0.15	$0.09	$0.09

Note:	During 2007, the Company reclassified interest and related debt expense to the discontinued operations in accordance with EITF No. 87-24. Accordingly, all quarterly amounts presented for 2007 and 2006 have been restated to reflect this reclassification.

As of December 31, 2007 and 2006, Marriott International, Inc. (“Marriott”) managed 42 and 24 of the Company’s properties, respectively. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of

ASHFORD HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2007 and 2006 ended December 28th and December 29th, respectively.

23.	Subsequent Events (unaudited)

Effective January 1, 2008, the Company created the Nonqualified Deferred Compensation Plan (“NDCP”), which allows designated employees the option to defer receipt of certain cash and restricted stock compensation and to index such amounts to selected investment funds. With certain exceptions, payments under NDCP will be upon a) a fixed date, as selected by the employee, b) termination of employment, or c) an unforeseeable emergency.

On January 2, 2008, the Company originated a $7.1 million mezzanine loan receivable, which is secured by one hotel, matures January 2011, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity.

On January 4, 2008, the Company drew $10.0 million on its $300.0 million credit facility, due April 9, 2010.

On January 11, 2008, the Company sold its JW Marriott in New Orleans, Louisiana, for approximately $67.5 million. As the Company acquired this property on April 11, 2007, no gain or loss will be recognized on this sale. In connection with this sale, the buyer assumed approximately $43.5 million mortgage debt, due August 1, 2010. In addition, the Company wrote-off the related debt premium balance of approximately $2.1 million and unamortized loan costs of approximately $155,000.

On January 14, 2008, the Company drew $30.0 million on its $300.0 million credit facility, due April 9, 2010.

On January 22, 2008, the Company formed a joint venture with Prudential Real Estate Investors (“PREI”) to invest in structured debt and equity hotel investments in the United States. The joint venture, which is expected to be funded over the next two years, will ultimately be capitalized with $300 million from investors in a fund managed by PREI and $100 million from the Company. The Company and PREI will contribute the capital required for each mezzanine investment on a 25%/75% basis, respectively. The Company will be entitled to annual management and sourcing fees, reimbursement of expenses, and a promoted yield equal to a current 1.3x the venture yield subject to maximum threshold limitations, but further enhanced by an additional promote based upon a total net return to PREI. PREI’s equity will be in a senior position on each investment. With limited exceptions, the joint venture will be the primary vehicle for the Company’s hotel lending efforts. The joint venture will have the right of first refusal on all mezzanine investment opportunities presented by the Company, provided the investment meets certain criteria. On February 6, 2008, PREI acquired a 75% interest in the Company’s $21.5 million mezzanine loan receivable, which the Company originated December 5, 2007, is secured by two hotels, and matures January 2018. Simultaneously, the Company and PREI capitalized the joint venture by contributing this $21.5 million mezzanine loan receivable to the joint venture.

On February 6, 2008, the Company drew $20.0 million on its $300.0 million credit facility, due April 9, 2010.

On February 6, 2008, the Company acquired a $38.0 million mezzanine loan receivable for approximately $33.0 million, which is secured by one hotel, matures June 2017, at an interest rate of 9.66%, with interest-only payments through maturity.

On February 19, 2008, the Company acquired a $21.0 million senior mezzanine loan, which is secured by a 29-hotel portfolio, through its joint venture with PREI for approximately $17.5 million at an interest rate of LIBOR plus 2.75%, with interest only payments through maturity. This loan has an initial term of three years from origination with two one-year extension options.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

Column A		Column B	Column C		Column D
			Initial Cost		Costs Capitalized Since Acquisition
				FF&E, Buildings		FF&E, Buildings
Hotel Property	Location	Encumbrances	Land	and Improvements	Land	and Improvements
	(In thousands)

Embassy Suites	Austin, TX	$14,296	$1,200	$11,531	$201	$3,060
Embassy Suites	Dallas, TX	8,449	1,871	10,960	244	3,043
Embassy Suites	Herndon, VA	26,000	1,298	11,775	282	3,682
Embassy Suites	Las Vegas, NV	32,176	3,300	20,055	404	7,441
Embassy Suites	Syracuse, NY	12,877	2,839	10,959	—	4,112
Embassy Suites	Flagstaff, AZ	11,407	1,267	4,873	—	1,789
Embassy Suites	Houston, TX	13,050	1,800	10,547	—	1,243
Embassy Suites	West Palm Beach, FL	18,525	5,106	18,703	—	(2,758)
Embassy Suites	Philadelphia, PA	27,313	5,791	35,740	—	4,363
Embassy Suites	Walnut Creek, CA	34,173	7,452	26,828	—	4,109
Embassy Suites	Arlington, VA	20,046	35,466	44,102	—	1,005
Embassy Suites	Portland, OR	21,515	10,938	61,903	—	227
Embassy Suites	Santa Clara, CA	20,198	8,800	48,128	—	2,645
Embassy Suites	Orlando, FL	5,488	5,580	22,638	—	30
Radisson Hotel	Holtsville, NY	6,300	5,745	17,014	13	4,089
Radisson Hotel	Rockland, MA	5,350	585	3,240	—	1,050
Doubletree Guest Suites	Columbus, OH	9,277	—	9,663	—	2,322
Hilton Garden Inn	Jacksonville, FL	11,098	1,751	9,920	—	1,772
Hilton	Fort Worth, TX	24,050	5,100	17,084		9,785
Hilton	Houston, TX	15,825	2,200	13,742	—	3,662
Hilton	St. Peterburg, FL	19,565	2,991	14,715	—	6,903
Hilton	Santa Fe, NM	19,572	7,004	11,632	—	3,612
Hilton	Bloomington, MN	46,386	5,685	61,479		1,809
Hilton	Washington DC	63,300	44,779	106,598	—	53
Hilton	La Jolla, CA	63,900	—	120,180	—	(1,052)
Hilton	Costa Mesa, CA	35,947	12,717	98,716	—	1,168
Hilton	Tuscon, AZ	42,185	11,836	55,996	—	1,545
Hilton	Dallas, TX	31,792	3,411	69,121	—	884
Hilton	Rye Town, NY	29,268	10,082	37,932	—	804
Hilton	Auburn Hills, MI	10,448	3,910	13,704	—	236
Homewood Suites	Mobile, AL	9,951	1,334	7,559	—	1,377
Hampton Inn	Lawrenceville, GA	5,974	697	3,951	—	439
Hampton Inn	Evansville, IN	7,155	1,301	5,599	—	2,465
Hampton Inn	Terre Haute, IN	9,466	700	7,745	—	1,434
Hampton Inn	Buford, GA	7,970	1,168	5,502	—	704
Hampton Inn	Houston, TX	8,187	2,712	14,793	—	257
Hampton Inn	Jacksonville, FL	—	1,701	13,328	—	14
Marriott	Durham, NC	25,983	1,794	26,370	—	4,228

Column A		Column B	Column C		Column D
			Initial Cost		Costs Capitalized Since Acquisition
				FF&E, Buildings		FF&E, Buildings
Hotel Property	Location	Encumbrances	Land	and Improvements	Land	and Improvements
	(In thousands)

Marriott	Arlington, VA	52,474	20,637	103,103	—	10,120
Marriott	Seattle,WA	135,710	31,888	133,899	—	5,973
Marriott	Bridgewater, NJ	75,391	4,948	92,486	—	157
Marriott	Plano, TX	79,575	2,665	93,891	—	314
Marriott	Dallas, TX	26,942	2,642	32,625	—	88
JW Marriott	San Francisco, CA	—	—	96,423	—	13,650
JW Marriott	New Orleans, LA	45,630	—	66,690	—	—
SpringHill Suites by Marriott	Jacksonville, FL	8,168	1,348	7,636	—	1,146
SpringHill Suites by Marriott	Baltimore, MD	18,061	2,502	13,666	—	1,132
SpringHill Suites by Marriott	Kennesaw, GA	8,445	1,122	5,279	—	866
SpringHill Suites by Marriott	Buford, GA	8,193	1,132	6,480	—	237
SpringHill Suites by Marriott	Gaithersburg, MD	15,680	2,200	19,827	—	1,513
SpringHill Suites by Marriott	Centerville, VA	9,150	1,806	11,780	—	1,319
SpringHill Suites by Marriott	Charlotte, NC	6,300	1,235	7,090	—	299
SpringHill Suites by Marriott	Durham, NC	5,400	1,090	4,051	—	240
SpringHill Suites by Marriott	Orlando, FL	30,213	8,431	28,314	—	494
SpringHill Suites by Marriott	Manhattan Beach, CA	21,920	5,600	20,871	—	38
SpringHill Suites by Marriott	Plymouth Meeting, PA	20,000	3,140	24,855	—	41
SpringHill Suites by Marriott	Glen Allen, VA	15,286	2,000	15,672	—	13
Fairfield Inn by Marriott	Kennesaw, GA	8,277	840	4,489	—	196
Fairfield Inn by Marriott	Orlando, FL	15,930	6,364	10,501	—	1,061
Courtyard by Marriott	Bloomington, IN	12,323	900	11,034	—	1,534
Courtyard by Marriott	Columbus, IN	6,318	673	5,165	—	1,112
Courtyard by Marriott	Louisville, KY	15,010	1,352	13,467	—	338
Courtyard by Marriott	Crystal City, VA	34,505	5,411	38,746	—	3,827
Courtyard by Marriott	Ft. Lauderdale, FL	15,000	2,244	19,216	—	510

Column A		Column B	Column C		Column D
			Initial Cost		Costs Capitalized Since Acquisition
				FF&E, Buildings		FF&E, Buildings
Hotel Property	Location	Encumbrances	Land	and Improvements	Land	and Improvements
	(In thousands)

Courtyard by Marriott	Overland Park, KS	12,620	1,868	14,114	—	1,347
Courtyard by Marriott	Palm Desert, CA	11,350	2,722	12,071	—	1,476
Courtyard by Marriott	Foothill Ranch, CA	14,000	2,447	17,123	—	318
Courtyard by Marriott	Alpharetta, GA	10,800	2,244	12,422	—	1,569
Courtyard by Marriott	Philadelphia, PA	42,783	9,608	95,232	—	535
Courtyard by Marriott	Seattle,WA	59,868	17,351	58,700	—	153
Courtyard by Marriott	San Francisco, CA	68,540	22,154	72,102	—	2,292
Courtyard by Marriott	Orlando, FL	29,190	7,227	27,842	—	1,857
Courtyard by Marriott	Oakland, CA	24,002	5,000	19,799	—	86
Courtyard by Marriott	Scottsdale, AZ	23,043	3,700	24,498	—	363
Courtyard by Marriott	Plano, TX	19,688	2,069	22,010	—	103
Courtyard by Marriott	Edison, NJ	12,640	2,100	12,082	—	—
Courtyard by Marriott	Newark, CA	6,227	2,800	11,036	—	34
Courtyard by Marriott	Manchester, CT	6,102	1,277	7,380	—	(7)
Courtyard by Marriott	Basking Ridge, NJ	42,640	5,300	45,347	—	1,393
Marriott Residence Inn	Lake Buena Vista, FL	25,065	2,555	22,887	—	2,771
Marriott Residence Inn	Evansville, IN	6,911	960	6,285	—	943
Marriott Residence Inn	Orlando, FL	36,470	6,554	41,939	—	999
Marriott Residence Inn	Falls Church, VA	23,850	2,752	35,058	—	2,095
Marriott Residence Inn	San Diego, CA	21,375	3,156	29,589	—	2,055
Marriott Residence Inn	Salt Lake City, UT	14,700	1,897	16,429	—	466
Marriott Residence Inn	Palm Desert, CA	11,750	3,280	10,528	—	1,189
Marriott Residence Inn	Las Vegas, NV	54,361	18,177	49,524	—	172

Column A		Column B	Column C		Column D
			Initial Cost		Costs Capitalized Since Acquisition
				FF&E, Buildings		FF&E, Buildings
Hotel Property	Location	Encumbrances	Land	and Improvements	Land	and Improvements
	(In thousands)

Marriott Residence Inn	Phoenix, AZ	23,150	4,100	26,087	—	83
Marriott Residence Inn	Plano, TX	14,760	2,000	16,551	—	177
Marriott Residence Inn	Newark, CA	11,120	3,200	11,958	—	16
Marriott Residence Inn	Manchester, CT	—	1,434	8,298	—	(2)
Marriott Residence Inn	Atlanta, GA	15,933	1,860	16,440	—	111
Marriott Residence Inn	Jacksonville, FL	—	1,997	18,681	—	164
TownePlace Suites by Marriott	Manhattan Beach, CA	20,230	4,700	17,282	—	515
Sea Turtle Inn	Altantic Beach, FL	22,753	5,815	17,440	—	20,554
Sheraton Hotel	Langhorne, PA	18,382	2,037	12,624	—	6,654
Sheraton Hotel	Minneapolis, MN	19,575	2,953	14,753	—	2,408
Sheraton Hotel	Milford, MA	5,784	698	3,996	—	4,451
Sheraton Hotel	Indianapolis, IN	27,225	3,100	22,481	—	9,856
Sheraton Hotel	Anchorage, AK	24,607	4,023	40,207	—	3,676
Sheraton Hotel	Iowa City, IA	15,600	2,087	12,916	—	(5,453)
Sheraton Hotel	San Diego, CA	35,922	7,294	37,162	—	2,210
Hyatt Regency	Anaheim, CA	—	16,242	64,967	—	2,482
Hyatt Regency	Herndon, VA	47,450	6,753	66,196	—	2,212
Hyatt Regency	Montreal, CAN	—	7,785	42,402	—	1,150
Hyatt Regency	Detriot, MI	30,118	3,150	47,711	—	854
Hyatt Regency	Coral Gables, FL	39,784	4,700	50,108	—	134
Crowne Plaza	Beverly Hills, CA	32,025	6,510	22,458	—	3,193
Crowne Plaza	Key West, FL	29,474	—	27,746	—	3,935
Annapolis Inn	Annapolis, MD	12,850	3,028	7,962	—	5,107
Westin	Rosemonth, IL	101,000	14,033	111,198		1,225
Renaissance	Tampa, FL	45,695	—	74,508	—	352

Totals		$2,635,775	$570,778	$3,427,710	$1,144	$218,042

		Column E			Column F	Column G	Column H	Column I
		Gross Carrying Amount at Close of Period						Depreciable Life
			FF&E, Buildings		Accumulated	Construction	Acquisition	In Latest
Hotel Property	Location	Land	and Improvements	Total	Depreciation	Date	Date	Income Statement

Embassy Suites	Austin, TX	$1,401	$14,591	$15,992	$5,241	August 1998		(1	),(2), (3)
Embassy Suites	Dallas, TX	2,115	14,003	16,119	5,438	December 1998		(1	),(2), (3)
Embassy Suites	Herndon, VA	1,580	15,457	17,037	5,304	December 1998		(1	),(2), (3)
Embassy Suites	Las Vegas, NV	3,704	27,496	31,200	8,253	May 1999		(1	),(2), (3)
Embassy Suites	Syracuse, NY	2,839	15,071	17,910	3,795		October 2003	(1	),(2), (3)
Embassy Suites	Flagstaff, AZ	1,267	6,662	7,929	1,499		October 2003	(1	),(2), (3)
Embassy Suites	Houston, TX	1,800	11,790	13,590	1,149		March 2005	(1	),(2), (3)
Embassy Suites	West Palm Beach, FL	5,106	15,945	21,051	1,745		March 2005	(1	),(2), (3)
Embassy Suites	Philadelphia, PA	5,791	40,103	45,894	1,826		December 2006	(1	),(2), (3)
Embassy Suites	Walnut Creek, CA	7,452	30,937	38,389	1,843		December 2006	(1	),(2), (3)
Embassy Suites	Arlington, VA	35,466	45,107	80,573	2,145		April 2007	(1	),(2), (3)
Embassy Suites	Portland, OR	10,938	62,130	73,068	2,518		April 2007	(1	),(2), (3)
Embassy Suites	Santa Clara, CA	8,800	50,773	59,573	2,202		April 2007	(1	),(2), (3)
Embassy Suites	Orlando, FL	5,580	22,668	28,248	842		April 2007	(1	),(2), (3)
Radisson Hotel	Holtsville, NY	5,758	21,103	26,860	5,798		January 2001	(1	),(2), (3)
Radisson Hotel	Rockland, MA	585	4,290	4,875	677		March 2005	(1	),(2), (3)
Doubletree Guest Suites	Columbus, OH	—	11,985	11,985	2,566		October 2003	(1	),(2), (3)
Hilton Garden Inn	Jacksonville, FL	1,751	11,692	13,443	1,953		November 2003	(1	),(2), (3)
Hilton	Fort Worth, TX	5,100	26,869	31,969	4,145		March 2005	(1	),(2), (3)
Hilton	Houston, TX	2,200	17,404	19,604	1,962		March 2005	(1	),(2), (3)
Hilton	St. Petersburg, FL	2,991	21,618	24,609	2,698		March 2005	(1	),(2), (3)
Hilton	Santa Fe, NM	7,004	15,244	22,247	1,817		March 2005	(1	),(2), (3)
Hilton	Bloomington, MN	5,685	63,288	68,973	2,527		December 2006	(1	),(2), (3)
Hilton	Washington DC	44,779	106,651	151,430	5,754		April 2007	(1	),(2), (3)
Hilton	La Jolla, CA	—	119,128	119,128	5,119		April 2007	(1	),(2), (3)
Hilton	Costa Mesa, CA	12,717	99,884	112,601	4,313		April 2007	(1	),(2), (3)
Hilton	Tuscon, AZ	11,836	57,541	69,377	4,118		April 2007	(1	),(2), (3)
Hilton	Dallas, TX	3,411	70,005	73,416	3,958		April 2007	(1	),(2), (3)
Hilton	Rye Town, NY	10,082	38,736	48,818	2,389		April 2007	(1	),(2), (3)
Hilton	Auburn Hills, MI	3,910	13,940	17,850	569		April 2007	(1	),(2), (3)
Homewood Suites	Mobile, AL	1,334	8,936	10,270	1,284		November 2003	(1	),(2), (3)
Hampton Inn	Lawrenceville, GA	697	4,390	5,087	699		November 2003	(1	),(2), (3)
Hampton Inn	Evansville, IN	1,301	8,064	9,364	1,756		September 2004	(1	),(2), (3)
Hampton Inn	Terre Haute, IN	700	9,179	9,879	1,276		September 2004	(1	),(2), (3)
Hampton Inn	Buford, GA	1,168	6,206	7,374	843		July 2004	(1	),(2), (3)
Hampton Inn	Houston, TX	2,712	15,050	17,762	964		April 2007	(1	),(2), (3)
Hampton Inn	Jacksonville, FL	1,701	13,342	15,043	230		May 2007	(1	),(2), (3)
Marriott	Durham, NC	1,794	30,598	32,392	2,405		February 2006	(1	),(2), (3)
Marriott	Arlington, VA	20,637	113,223	133,860	5,208		July 2006	(1	),(2), (3)
Marriott	Seattle,WA	31,888	139,872	171,760	4,782		April 2007	(1	),(2), (3)
Marriott	Bridgewater, NJ	4,948	92,643	97,591	3,596		April 2007	(1	),(2), (3)
Marriott	Plano, TX	2,665	94,205	96,870	3,811		April 2007	(1	),(2), (3)
Marriott	Dallas, TX	2,642	32,713	35,355	1,480		April 2007	(1	),(2), (3)
JW Marriott	San Francisco, CA	—	110,073	110,073	8,998		April 2006	(1	),(2), (3)
JW Marriott	New Orleans, LA	—	66,690	66,690	3,437		April 2007	(1	),(2), (3)
SpringHill Suites by Marriott	Jacksonville, FL	1,348	8,782	10,130	1,460		November 2003	(1	),(2), (3)
SpringHill Suites by Marriott	Baltimore, MD	2,502	14,798	17,300	1,757		May 2004	(1	),(2), (3)
SpringHill Suites by Marriott	Kennesaw, GA	1,122	6,145	7,267	811		July 2004	(1	),(2), (3)
SpringHill Suites by Marriott	Buford, GA	1,132	6,717	7,849	861		July 2004	(1	),(2), (3)
SpringHill Suites by Marriott	Gaithersburg, MD	2,200	21,340	23,540	1,598		June 2005	(1	),(2), (3)
SpringHill Suites by Marriott	Centerville, VA	1,806	13,099	14,905	1,062		June 2005	(1	),(2), (3)
SpringHill Suites by Marriott	Charlotte, NC	1,235	7,389	8,624	772		June 2005	(1	),(2), (3)
SpringHill Suites by Marriott	Durham, NC	1,090	4,291	5,381	369		June 2005	(1	),(2), (3)
SpringHill Suites by Marriott	Orlando, FL	8,431	28,808	37,239	1,013		April 2007	(1	),(2), (3)
SpringHill Suites by Marriott	Manhattan Beach, CA	5,600	20,909	26,509	534		April 2007	(1	),(2), (3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	3,140	24,896	28,036	664		April 2007	(1	),(2), (3)
SpringHill Suites by Marriott	Glen Allen, VA	2,000	15,685	17,685	503		April 2007	(1	),(2), (3)
Fairfield Inn by Marriott	Kennesaw, GA	840	4,685	5,525	514		July 2004	(1	),(2), (3)
Fairfield Inn by Marriott	Orlando, FL	6,364	11,562	17,926	557		April 2007	(1	),(2), (3)
Courtyard by Marriott	Bloomington, IN	900	12,568	13,468	1,713		September 2004	(1	),(2), (3)
Courtyard by Marriott	Columbus, IN	673	6,277	6,950	916		September 2004	(1	),(2), (3)
Courtyard by Marriott	Louisville, KY	1,352	13,805	15,157	1,928		September 2004	(1	),(2), (3)
Courtyard by Marriott	Crystal City, VA	5,411	42,573	47,984	3,362		June 2005	(1	),(2), (3)
Courtyard by Marriott	Ft. Lauderdale, FL	2,244	19,726	21,970	1,958		June 2005	(1	),(2), (3)
Courtyard by Marriott	Overland Park, KS	1,868	15,461	17,329	1,162		June 2005	(1	),(2), (3)

		Column E			Column F	Column G	Column H	Column I
		Gross Carrying Amount at Close of Period						Depreciable Life
			FF&E, Buildings		Accumulated	Construction	Acquisition	In Latest
Hotel Property	Location	Land	and Improvements	Total	Depreciation	Date	Date	Income Statement

Courtyard by Marriott	Palm Desert, CA	2,722	13,547	16,269	1,145		June 2005	(1	),(2), (3)
Courtyard by Marriott	Foothill Ranch, CA	2,447	17,441	19,888	1,755		June 2005	(1	),(2), (3)
Courtyard by Marriott	Alpharetta, GA	2,244	13,991	16,235	1,203		June 2005	(1	),(2), (3)
Courtyard by Marriott	Philadelphia, PA	9,608	95,767	105,375	3,326		April 2007	(1	),(2), (3)
Courtyard by Marriott	Seattle,WA	17,351	58,853	76,204	1,887		April 2007	(1	),(2), (3)
Courtyard by Marriott	San Francisco, CA	22,154	74,394	96,548	3,151		April 2007	(1	),(2), (3)
Courtyard by Marriott	Orlando, FL	7,227	29,699	36,926	1,126		April 2007	(1	),(2), (3)
Courtyard by Marriott	Oakland, CA	5,000	19,885	24,885	663		April 2007	(1	),(2), (3)
Courtyard by Marriott	Scottsdale, AZ	3,700	24,861	28,561	789		April 2007	(1	),(2), (3)
Courtyard by Marriott	Plano, TX	2,069	22,113	24,182	552		April 2007	(1	),(2), (3)
Courtyard by Marriott	Edison, NJ	2,100	12,082	14,182	691		April 2007	(1	),(2), (3)
Courtyard by Marriott	Newark, CA	2,800	11,070	13,870	745		April 2007	(1	),(2), (3)
Courtyard by Marriott	Manchester, CT	1,277	7,373	8,650	342		April 2007	(1	),(2), (3)
Courtyard by Marriott	Basking Ridge, NJ	5,300	46,740	52,040	1,618		April 2007	(1	),(2), (3)
Marriott Residence Inn	Lake Buena Vista, FL	2,555	25,658	28,213	4,141		March 2004	(1	),(2), (3)
Marriott Residence Inn	Evansville, IN	960	7,228	8,188	958		September 2004	(1	),(2), (3)
Marriott Residence Inn	Orlando, FL	6,554	42,938	49,492	4,109		June 2005	(1	),(2), (3)
Marriott Residence Inn	Falls Church, VA	2,752	37,153	39,905	2,807		June 2005	(1	),(2), (3)
Marriott Residence Inn	San Diego, CA	3,156	31,644	34,800	2,580		June 2005	(1	),(2), (3)
Marriott Residence Inn	Salt Lake City, UT	1,897	16,895	18,792	1,178		June 2005	(1	),(2), (3)
Marriott Residence Inn	Palm Desert, CA	3,280	11,717	14,997	1,012		June 2005	(1	),(2), (3)
Marriott Residence Inn	Las Vegas, NV	18,177	49,696	67,873	1,819		April 2007	(1	),(2), (3)
Marriott Residence Inn	Phoenix, AZ	4,100	26,170	30,270	834		April 2007	(1	),(2), (3)
Marriott Residence Inn	Plano, TX	2,000	16,728	18,728	380		April 2007	(1	),(2), (3)
Marriott Residence Inn	Newark, CA	3,200	11,974	15,174	721		April 2007	(1	),(2), (3)
Marriott Residence Inn	Manchester, CT	1,434	8,296	9,730	343		April 2007	(1	),(2), (3)
Marriott Residence Inn	Atlanta, GA	1,860	16,551	18,411	363		April 2007	(1	),(2), (3)
Marriott Residence Inn	Jacksonville, FL	1,997	18,845	20,842	341		May 2007	(1	),(2), (3)
TownePlace Suites by Marriott	Manhattan Beach, CA	4,700	17,797	22,497	445		April 2007	(1	),(2), (3)
Sea Turtle Inn	Altantic Beach, FL	5,815	37,994	43,809	4,037		April 2004	(1	),(2), (3)
Sheraton Hotel	Langhorne, PA	2,037	19,278	21,315	3,569		July 2004	(1	),(2), (3)
Sheraton Hotel	Minneapolis, MN	2,953	17,161	20,114	1,918		March 2005	(1	),(2), (3)
Sheraton Hotel	Milford, MA	698	8,447	9,145	1,252		March 2005	(1	),(2), (3)
Sheraton Hotel	Indianapolis, IN	3,100	32,337	35,437	3,224		March 2005	(1	),(2), (3)
Sheraton Hotel	Anchorage, AK	4,023	43,883	47,906	1,977		December 2006	(1	),(2), (3)
Sheraton Hotel	Iowa City, IA	2,087	7,463	9,550	—		December 2006	(1	),(2), (3)
Sheraton Hotel	San Diego, CA	7,294	39,372	46,666	1,866		December 2006	(1	),(2), (3)
Hyatt Regency	Anaheim, CA	16,242	67,449	83,691	10,502		October 2004	(1	),(2), (3)
Hyatt Regency	Herndon, VA	6,753	68,408	75,161	5,919		October 2005	(1	),(2), (3)
Hyatt Regency	Montreal, CAN	7,785	43,552	51,337	2,976		April 2007	(1	),(2), (3)
Hyatt Regency	Detriot, MI	3,150	48,560	51,710	2,850		April 2007	(1	),(2), (3)
Hyatt Regency	Coral Gables, FL	4,700	50,242	54,943	1,322		April 2007	(1	),(2), (3)
Crowne Plaza	Beverly Hills, CA	6,510	25,651	32,161	2,346		March 2005	(1	),(2), (3)
Crowne Plaza	Key West, FL	—	31,681	31,681	2,645		March 2005	(1	),(2), (3)
Annapolis Inn	Annapolis, MD	3,028	13,069	16,098	1,878		March 2005	(1	),(2), (3)
Westin	Rosemonth, IL	14,033	112,423	126,456	7,405		November 2006	(1	),(2), (3)
Renaissance	Tampa, FL	—	74,860	74,860	2,987		April 2007	(1	),(2), (3)

Totals		$571,922	$3,645,747	$4,217,669	$258,143

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 15 years.

(3)	Estimated useful life for furniture and fixtures is 3 to 5 years.

	Years Ended December 31,
	2007	2006	2005

Investment in Real Estate:
Beginning Balance	$1,863,741	$1,284,368	$457,801
Additions	2,834,970	690,507	859,187
Disposals	(481,041)	(111,134)	(32,620)

Ending Balance	$4,217,670	$1,863,741	$1,284,368

Accumulated Depreciation:
Beginning Balance	$113,980	$61,105	$31,342
Depreciation expense	167,506	52,075	29,771
Loss from reclassification	—	863	—
Writeoffs	(23,343)	(63)	(8)

Ending Balance	$258,143	$113,980	$61,105

Investment in Real Estate, net	$3,959,527	$1,749,761	$1,223,263

SCHEDULE IV — MORTGAGE LOANS AND INTEREST EARNED ON REAL ESTATE
December 31, 2007

				Column D	Column E	Column F	Column G
		Column B	Column C	Delinquent	Being	Accrued	Interest Income
Column A			Balance at	Principal at	Foreclosed at	Interest at	During Year Ended
Description		Prior Liens	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2007
	(In thousands)

Westin Hotel*	Various securities	$—	$11,000	$—	$—	$133	$1,561

Marriott Hotel	Franklin, TN	—	4,000	—	—	33	568

Doubletree Guest Suites	Albuquerque, NM	—	3,000	—	—	—	500

Four Seasons Resort	Nevis, West Indies	—	18,200	—	—	108	2,649

Portfolio: 105 Hotels	Various	—	25,694	—	—	165	2,680

Hilton Suites Galleria	Dallas, Texas	—	7,000	—	—	47	874

Wyndham Dallas North	Dallas, Texas	—	4,000	—	—	25	469

Westin Resorts	Various	—	21,500	—	—	—	230

Total		$—	$94,394	$—	$—	$511	$9,531

Related to paid-off mortgage receviables							1,474

Total							$11,005

Balance at January 1, 2007	$102,977

New mortgage loans	21,500

Principal payments	(30,083)

Other (describe)	—

Balance at December 31, 2007	$94,394

*	On December 13, 2007, the Company substituted the collaterals of mortgage-backed securities on this loan with various government securities.

Exhibit Index

Exhibit
Number		Description of Exhibit

3.1		Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)
3	.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed on July 31, 2003)
3	.2.2	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)
4	.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)
4	.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4.1 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)
4.2		Articles Supplementary for Series B-1 Convertible Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)
4.3		Articles Supplementary for Series B-2 Convertible Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)
4.4		Articles Supplementary for Series C Cumulative Redeemable Preferred Stock, dated April 11, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
4.5		Articles Supplementary for Series D Cumulative Redeemable Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)
4.6		Form of Certificate of Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)
10	.1.1	Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.33.1.1 of Form 10-Q, filed on May 9, 2007)
10	.1.2	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.5 of the Registrant’s Form 8-K, dated July 24, 2007, for the event dated July 18, 2007)
*10	.1.3	Amendment No. 2 to Third Amended Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership.
10.2		Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)
10	.3.1	Amended and Restated 2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated May 9, 2005, for the event dated May 3, 2005)
*10	.3.2	Nonqualified Deferred Compensation Plan of Ashford Hospitality Trust, Inc., dated January 1, 2008
10.4		Non-Compete Agreement between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form S-11/A, filed on July 31, 2003)
10	.5.1	Employment Agreement between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5 of Form S-11/A, filed on July 31, 2003)
10	.5.1.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.11 of Form 8-K, filed on April 3, 2006)
10	.5.2	Employment Agreement between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.6 of Form S-11/A, filed on July 31, 2003)

Exhibit
Number		Description of Exhibit

10	.5.2.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.7 of Form 8-K, filed on April 3, 2006)
10	.5.3	Employment Agreement between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.7 of Form S-11/A, filed on July 31, 2003)
10	.5.3.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.9 of Form 8-K, filed on April 3, 2006)
10	.5.4	Employment Agreement between Ashford Hospitality Trust, Inc. and David Kimichik (incorporated by reference to Exhibit 10.8 of Form S-11/A, filed on July 31, 2003)
10	.5.4.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and David Kimichik (incorporated by reference to Exhibit 10.5.8 of Form 8-K, filed on April 3, 2006)
10	.5.5	Employment Agreement between Ashford Hospitality Trust, Inc. and Mark Nunneley (incorporated by reference to Exhibit 10.9 of Form S-11/A, filed on July 31, 2003)
10	.5.5.1	Employment Agreement Amendment between Ashford Hospitality Trust, Inc. and Mark Nunneley (incorporated by reference to Exhibit 10.5.10 of Form 8-K, filed on April 3, 2006)
10.6		Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)
10	.6.1	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS Corporation (incorporated by reference to Exhibit 10.6.1 of Form 10-K, filed on March 9, 2007)
10.7		Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)
10	.8.1	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated October 7, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on November 14, 2003)
10	.8.2	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated January 4, 2004 Bylaws (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)
10.9		Guaranty by Ashford Financial Corporation in favor of Ashford Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.26 of Form S-11/A, filed on July 31, 2003)
10.10		Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)
10.11		Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)
10.12		Secured Revolving Credit Facility Agreement, dated February 5, 2004, among the Registrant and Credit Lyonnais New York Branch, as Administrative Agent and Sole Lead Arranger and Book Manager, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)
10	.12.1	First Amendment to Credit Agreement, dated August 17, 2004, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)
10	.12.2	Third Amendment to Credit Agreement, dated August 24, 2005, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.2 of the Registrant’s Form 8-K, dated August 26, 2005, for the event dated August 24, 2005)
10	.12.3	Fourth Amendment to Credit Agreement, dated September 8, 2006, among the Registrant, Calyon New York Branch, Merrill Lynch Capital, and Wachovia Bank (incorporated by reference to Exhibit 10.15.3 of the Registrant’s Form 8-K, dated September 12, 2006, for the event dated September 8, 2006)

Exhibit
Number		Description of Exhibit

10.13		Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10.14		Purchase Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10	.14.1	Form of Registration Rights Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.1 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10	.14.2	Amendment #1 to Purchase Agreement, dated February 8, 2005, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.2 to the Registrant’s Form 8-K, dated February 9, 2005, for the event dated February 8, 2005)
10.15		Loan Agreement, dated October 28, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.23.2 to the Registrant’s Form 8-K, dated November 1, 2005, for the event dated October 28, 2005)
10	.15.1	Amendment No. 2 to Loan Agreement, dated October 28, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.23.2.1 to the Registrant’s Form 8-K, dated July 27, 2006, for the event dated July 26, 2006)
10	.15.2	$45 Million Rate Protection Agreement, dated October 27, 2005, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.23.3 to the Registrant’s Form 8-K, dated November 1, 2005, for the event dated October 28, 2005)
10.16		Commitment Letter, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.8 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.1	Early Rate Lock Agreement, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.9 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.2	Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.2.1	Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.3	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.3.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.4	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

Exhibit
Number		Description of Exhibit

10	.16.4.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.5	Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)
10	.16.5.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14.1 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)
10.17		Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.1	Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.1 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.2	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.2 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.3	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.3 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.4	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.4 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.5	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.5 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.6	Interest Rate Lock Agreement (Pool 1), dated October 24, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.6 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.7	Interest Rate Lock Agreement (Pool 2), dated October 24, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.7 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10.18		Purchase and Sale Agreement, dated October 12, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)
10	.18.1	Amendment No. 1 to Purchase and Sale Agreement, dated November 11, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26.1 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)
10	.18.2	Amendment No. 2 to Purchase and Sale Agreement, dated November 18, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26.2 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)
10.19		Revolving Credit Loan And Security Agreement, dated December 23, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K, dated December 28, 2005, for the event dated December 23, 2005)

Exhibit
Number		Description of Exhibit

10.20		Purchase and Sale Agreement, dated February 16, 2006, between the Registrant and W2001 Pac Realty, LLC. (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K, dated February 23, 2006, for the event dated February 16, 2006)
10.21		Purchase and Sale Agreement, dated May 18, 2006, between the Registrant and EADS Associates Limited Partnership (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K, dated May 23, 2006, for the event dated May 18, 2006)
10.22		Purchase and Sale Agreement, dated September 6, 2006, between the Registrant and JER O’Hare Hotel, LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K, dated September 8, 2006, for the event dated September 6, 2006)
10.23		Purchase and Sale Agreement, dated September 15, 2006, between the Registrant and a partnership between Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 8-K, dated September 19, 2006, for the event dated September 15, 2006)
10	.23.1	Loan Agreement, dated December 7, 2006, between the Registrant and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated December 6, 2006, for the event dated December 7, 2006)
10	.23.2	$212 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.2 to the Registrant’s Form 8-K, dated December 6, 2006, for the event dated December 7, 2006)
10	.23.3	$35 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.3 to the Registrant’s Form 8-K, dated December 6, 2006, for the event dated December 7, 2006)
10.24		Loan Agreement, dated November 16, 2006, between the Registrant and Morgan Stanley Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K, dated November 20, 2006, for the event dated November 16, 2006)
10.25		Purchase and Sale Agreement, dated January 18, 2007, between the Registrant and CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33 of Form 10-K, filed on March 9, 2007)
10	.25.1	Agreement and Plan of Merger, dated January 18, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1 of Form 10-K, filed on March 9, 2007)
10	.25.1.1	Amendment #1 to Agreement and Plan of Merger, dated February 21, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.1 of Form 10-Q, filed on May 9, 2007)
10	.25.1.2	Amendment #2 to Agreement and Plan of Merger, dated April 4, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.2 of Form 10-Q, filed on May 9, 2007)
10	.25.2	Guaranty Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. in favor of CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33.3 of Form 10-K, filed on March 9, 2007)
10	.25.3	Contribution and Rights Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. (incorporated by reference to Exhibit 10.33.3 of Form 10-K, filed on March 9, 2007)
10	.25.4	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Holder I LLC, Ashford Sapphire Junior Holder II LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.1	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Mezz I LLC, Ashford Sapphire Junior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.1 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)

Exhibit
Number		Description of Exhibit

10	.25.4.2	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Senior Mezz I LLC, Ashford Senior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.2 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.3	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing (Floating Rate Pool) (incorporated by reference to Exhibit 10.33.4.3 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.4	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing (Fixed Rate Pool) (incorporated by reference to Exhibit 10.33.4.4 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.5	Credit Agreement, dated as of April 10, 2007, by and among Ashford Hospitality Limited Partnership, as Borrower, Ashford Hospitality Trust, Inc., as Parent, Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc. and Merrill Lynch Bank USA, as Co-Syndication Agents, each of Bank America, N.A. and Caylon New York Branch, as Co-Documentation Agents and the financial institutions initially signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.33.4.5 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 10, 2007)
10	.25.4.5.1	First Amendment to Credit Agreement between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.1 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007).
10	.25.4.5.2	Guarantor Acknowledgement of the Registrant in favor of Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.2 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007).
10	.25.4.5.3	Revolving Note Agreements between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.3 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)
10	.25.4.6	Form of Guaranty for Fixed-Rate Pool between the Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.6 of Form 10-Q, filed on May 9, 2007)
10	.25.4.7	Guaranty Agreement for Floating-Rate Pool between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.7 of Form 10-Q, filed on May 9, 2007)
10	.25.4.8	Guaranty Agreement for Junior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.8 of Form 10-Q, filed on May 9, 2007)
10	.25.4.9	Guaranty Agreement for Intermediate Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.9 of Form 10-Q, filed on May 9, 2007)
10	.25.4.10	Guaranty Agreement for Senior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.10 of Form 10-Q, filed on May 9, 2007)
10	.25.5	Stock Purchase Agreement, dated April 11, 2007, between the registrant and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.33.5 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
10	.25.5.1	Investor Rights Agreement, dated April 11, 2007, between the registrant and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.33.5.1 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
10	.25.5.2	Letter Agreement, dated April 10, 2007, between the registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.33.5.2 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)

Exhibit
Number		Description of Exhibit

*10	.26	Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc.
*10	.26.1	Form of Joint Venture Agreement to the Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc.
*10	.26.2	Form of Loan Servicing Agreement to the Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc.
*10	.26.3	Limited Liability Company Agreement of PIM Ashford Venture I, LLC, dated February 6, 2008, between the registrant and Prudential Investment Management, Inc.
*21	.1	Registrant’s Subsidiaries Listing as of December 31, 2007
*23	.1	Consent of Ernst & Young LLP
*31	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*31	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*31	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
*32	.1	Certification of the Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*32	.2	Certification of the Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
*32	.3	Certification of the Chief Accounting Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)