Form 10-Q
period 2008-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2008-05-08
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	119,723,972

(Class)	Outstanding at May 5, 2008

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments in hotel properties, net	$3,824,097	$3,885,737
Cash and cash equivalents	94,424	92,271
Restricted cash	46,735	52,872
Accounts receivable, net of allowance of $1,105 and $1,458, respectively	63,968	51,314
Inventories	4,107	4,100
Notes receivable	112,462	94,225
Investment in unconsolidated joint venture	23,557	¯
Assets held for sale	68,647	75,739
Deferred costs, net	23,597	25,714
Prepaid expenses	18,655	20,223
Other assets	14,281	6,027
Intangible assets, net	3,144	13,889
Due from third-party hotel managers	59,454	58,300

Total assets	$4,357,128	$4,380,411

Liabilities and Stockholders’ Equity
Liabilities:
Indebtedness	$2,664,850	$2,639,546
Indebtedness related to assets held for sale	47,450	61,229
Capital leases payable	426	498
Accounts payable and accrued expenses	119,022	124,696
Dividends payable	35,115	35,031
Unfavorable management contract liabilities	22,832	23,396
Due to related parties	3,356	2,732
Due to third-party hotel managers	7,648	4,699
Other liabilities	8,458	8,514

Total liabilities	2,909,157	2,900,341

Commitments and contingencies (Note 13)
Minority interests in consolidated joint ventures	18,333	19,036
Minority interests in operating partnership	98,804	101,031
Preferred stock, $0.01 par value, Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 shares issued and outstanding	75,000	75,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized -
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding	23	23
Series D Cumulative Preferred Stock, 8,000,000 issued and outstanding	80	80
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,754,192 shares issued and 119,723,972 shares outstanding at March 31, 2008 and 122,765,691 shares issued and 120,376,055 shares outstanding at December 31, 2007	1,228	1,228
Additional paid-in capital	1,456,886	1,455,917
Accumulated other comprehensive loss	(252)	(115)
Accumulated deficit	(179,639)	(153,664)
Treasury stock, at cost, 3,030,220 and 2,389,636 shares, respectively	(22,492)	(18,466)

Total shareholders’ equity	1,255,834	1,285,003

Total liabilities and shareholders’ equity	$4,357,128	$4,380,411

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Revenue
Rooms	$225,602	$110,000
Food and beverage	69,511	30,136
Rental income from operating leases	1,347	—
Other	14,253	4,923

Total hotel revenue	310,713	145,059
Interest income from notes receivable	3,255	3,355
Asset management fees and other	522	331

Total revenue	314,490	148,745

Expenses
Hotel operating expenses:
Rooms	50,488	24,306
Food and beverage	49,186	21,828
Other expenses	94,223	44,387
Management fees	12,093	5,337

Total hotel operating expenses	205,990	95,858
Property taxes, insurance and other	16,227	7,769
Depreciation and amortization	45,570	16,237
Corporate general and administrative	7,704	4,594

Total expenses	275,491	124,458

Operating Income	38,999	24,287
Equity in earnings of unconsolidated joint venture	526	—
Interest income	546	498
Other income	296	—
Interest expense and amortization of loan costs	(39,621)	(15,775)
Write-off of loan costs and exit fees	—	(491)
Unrealized gains (losses) on derivatives	4,049	(35)

Income before Income Taxes, Minority Interests and Discontinued Operations	4,795	8,484
Income tax (expense) benefit	(410)	1,148
Minority interests in earnings of consolidated joint ventures	(67)	—
Minority interests in earnings of operating partnership	(400)	(1,442)

Income from Continuing Operations	3,918	8,190

Income from discontinued operations before income taxes	2,267	3,940
Income tax expense	—	(639)

Income from Discontinued Operations	2,267	3,301

Net Income	6,185	11,491
Preferred dividends	(7,018)	(2,793)

Net (Loss) Income Available to Common Shareholders	$(833)	$8,698

Income (Loss) Available to Common Shareholders Per Share:
Basic -
Loss (income) from continuing operations available to common shareholders	$(0.03)	$0.07
Income from discontinued operations available to common shareholders	0.02	0.05

Net loss (income) available to common shareholders	$(0.01)	$0.12

Diluted -
(Loss) income from continuing operations available to common shareholders	$(0.03)	$0.07
Income from discontinued operations available to common shareholders	0.02	0.05

Net (loss) income available to common shareholders	$(0.01)	$0.12

Weighted average common shares outstanding -
Basic	118,855	72,042
Diluted	118,855	72,449
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Three Months Ended March 31,
	2008		2007
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Preferred Stocks
Series A, $0.01 par value
Balance at end of period	2,300	$23	2,300	$23

Series D, $0.01 par value
Balance at end of period	8,000	80	—	—

Common Stock
Balance at beginning of year	122,766	1,228	72,943	729
Issuance of restricted shares under stock-based compensation plan	65	—	839	8
Restricted shares issued from treasury stock	(65)	—	(21)	—
Forfeitures of restricted shares under stock-based compensation plan	(12)	—	(6)	—

Balance at end of period	122,754	1,228	73,755	737

Additional Paid-in Capital
Balance at beginning of year		1,455,917		708,420
Issuance of restricted shares under stock-based compensation plan		(596)		(268)
Stock-based compensation		1,565		1,059

Balance at end of period		1,456,886		709,211

Accumulated Deficit
Balance at beginning of year		(153,664)		(67,574)
Net income		6,185		11,491
Dividends declared — common shares and units		(25,142)		(15,484)
Dividends declared — Series A preferred stock		(1,229)		(1,229)
Dividends declared — Series B preferred stock		(1,564)		(1,564)
Dividends declared — Series D preferred stock		(4,225)		—

Balance at end of period		(179,639)		(74,360)

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		(115)		111
Reclassified to interest expense		(7)		(151)
Change in unrealized loss on derivative instruments		6		(80)
Foreign currency translation adjustment		(136)		—

Balance at end of period		(252)		(120)

Treasury Stock
Balance at beginning of year	2,390	(18,466)	—	—
Purchases of treasury shares	705	(4,622)	(58)	(700)
Reissuance of treasury shares	(65)	596	21	260

Balance at end of period	3,030	(22,492)	(37)	(440)

Total Shareholders’ Equity		$1,255,834		$635,051

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Net Income	$6,185	$11,491

Other Comprehensive Income (loss)
Reclassification to interest expense	(7)	(151)
Net unrealized gains (losses) on derivative instruments	6	(80)
Foreign currency translation loss	(136)	—

Other comprehensive loss	(137)	(231)

Total Comprehensive Income	$6,048	$11,260

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$6,185	$11,491
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	46,326	17,196
Equity in earnings of unconsolidated joint venture	(526)	—
Gains on sales of properties	(889)	(1,388)
Amortization of loan costs	1,815	659
Write-off of loan costs, premiums and exit fees	(1,862)	703
Unrealized (gains) losses on derivatives	(4,049)	35
Amortization of other comprehensive income	(7)	(151)
Stock-based compensation	1,609	1,059
Minority interests in consolidated joint ventures and operating partnership	698	1,827
Changes in operating assets and liabilities -
Restricted cash	6,137	(7,276)
Accounts receivable and inventories	(12,075)	(8,499)
Prepaid expenses and other assets	1,938	(5,331)
Accounts payable and accrued expenses	(11,092)	9,020
Other liabilities	(6,893)	(1,920)

Net cash provided by operating activities	27,315	17,425

Cash Flows from Investing Activities
Acquisitions/originations of notes receivable	(39,530)	—
Proceeds from payments of notes receivable	16,165	8,019
Investment in unconsolidated joint venture	(17,801)	—
Acquisitions of hotel properties	—	(119)
Deposits and costs related to future acquisition of hotel portfolio	—	(14,929)
Improvements and additions to hotel properties	(32,645)	(19,929)
Proceeds from sales of discontinued operations	79,159	30,602

Net cash provided by investing activities	5,348	3,644

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	75,000	20,000
Repayments of indebtedness and capital leases	(61,363)	(28,583)
Payments of deferred loan costs	—	(70)
Payments from minority interests	137	—
Payments of dividends	(35,031)	(19,975)
Payments for derivatives	(4,576)	—
Repurchases of treasury stock	(4,594)	(700)
Other	53	—

Net cash used in financing activities	(30,374)	(29,328)

Effect of foreign currency exchange rate on cash	(136)	—
Net increase (decrease) in cash and cash equivalents	2,289	(8,259)
Cash and cash equivalents at beginning of year	92,271	73,343

Cash and cash equivalents at end of period	$94,424	$65,084

Supplemental Cash Flow Information
Interest paid	$44,174	$15,920
Income taxes (refunded) paid	$(442)	$1,797
Supplemental Disclosure of Non-Cash Investing Activity
Note receivable contributed to unconsolidated joint venture	$5,230	$—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
     Ashford Hospitality Trust, Inc. and subsidiaries (the “Company”) is a self-advised real estate investment trust (“REIT”) which commenced operations on August 29, 2003 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including the acquisition of six hotels (“initial properties”). The Company owns its lodging investments and conducts its business through Ashford Hospitality Limited Partnership, its operating partnership. Ashford OP General Partner LLC, its wholly-owned subsidiary, serves as the sole general partner of the Company’s operating partnership.
     In April 2007, the Company acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, the Company acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In connection with the CNL transaction, the Company acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, the Company completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby the Company surrendered its majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and asset swap, 45 of these hotels were included in the Company’s hotel property portfolio at March 31, 2008.
     As of March 31, 2008, the Company owned 104 hotel properties directly and six hotel properties through equity investments with joint venture partners, which represents 25,825 total rooms, or 25,483 net rooms excluding those attributable to joint venture partners. Of the total 110 hotel properties, 109 are located in the United states and one in Canada. As of March 31, 2008, the Company also wholly owned $112.5 million of mezzanine or first-mortgage loans receivable. In addition, the Company owns $23.0 million of mezzanine loans held in a joint venture. See Notes 3 and 6.
     For federal income tax purposes, the Company elected to be treated as a real estate investment trust (“REIT”), which imposes limitations related to operating hotels. As of March 31, 2008, 109 of the Company’s hotel properties were leased or owned by wholly-owned subsidiaries of the Company that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated results of operations. As of March 31, 2008, the remaining hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), both primary property managers for the Company, are beneficially wholly owned by Mr. Archie Bennett, Jr., the Company’s Chairman, and Mr. Montgomery J. Bennett, the Company’s Chief Executive Officer. As of March 31, 2008, Remington Lodging managed 43 of the Company’s 110 hotel properties while third-party management companies managed the remaining 67 hotel properties.
2. Significant Accounting Policies
     Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K to Shareholders.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Certain amounts in the consolidated financial statements for the three months ended March 31, 2007 have been reclassified to conform to the presentation format adopted in 2008. These reclassifications have no effect on the net income or financial position previously reported.
The following items affect the Company’s reporting comparability related to its consolidated financial statements:
•	The operations of the Company’s hotels have historically been seasonal. This seasonality pattern causes fluctuations in the Company’s operating results. Consequently, operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

•	Marriott International, Inc. (“Marriott”) manages 41 of the Company’s properties. For these 41 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the first quarters of 2008 and 2007 ended March 28 and March 23, respectively.
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
     Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, and space rentals, are recognized when services have been rendered. Rental income, representing income from leasing hotel properties to third-party tenants on triple-net operating leases, is recognized on a straight-line basis over the lease terms. Interest income, representing interest on the mezzanine and first mortgage loan portfolio, is recognized when earned. Asset management fees, representing primarily asset management services performed on behalf of a related party (including services such as risk management and insurance procurement, tax assistance, franchise agreements and equipment leases negotiations, monitoring loan covenants compliance, capital and operating budgets preparation, and property litigation management), are recognized when services are rendered.
     Investments in Hotel Properties – Hotel properties are generally stated at cost. However, the initial properties contributed upon the Company’s formation are stated at the predecessor’s historical cost, net of any impairment charges, if any, plus a minority interest partial step-up related to the acquisition of minority interest from third parties associated with four of the initial properties. In addition, in connection with the acquisition of the 51-hotel property portfolio from CNL Hotels and Resorts, Inc. (the “CNL Portfolio”) on April 11, 2007, and subsequent asset swap completed on December 15, 2007, the Company owns between 75% to 89% ownership interest in certain hotel properties owned by joint ventures. For these hotel properties, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to the Company’s majority ownership is recorded based on the allocated purchase price of the Company’s ownership interest in the joint ventures. All improvements and additions which extend the useful life of the hotel properties are capitalized.
     Investment in Unconsolidated Joint Venture – Investment in a joint venture in which the Company has a 25% ownership is accounted for under the equity method of accounting by recording the Company’s initial investment and the Company’s percentage of interest in the joint venture’s net income. The equity accounting method is employed due to the fact that the Company does not control the joint venture pursuant to the guidance provided by Emerging Issue Task Force (“EITF”) Abstract No. 04-5.
     Notes Receivable – The Company provides mezzanine and first-mortgage financing in the form of notes receivable, which are recorded at cost, adjusted for net origination fees and costs. Loans acquired are recorded at costs, net of any impairment charges, if any. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
interest income using the effective interest method over the life of the loan. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected future cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
     Assets Held for Sale and Discontinued Operations – The Company reclassifies assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the ongoing operations of the Company, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) the Company will not have any significant continuing involvement subsequent to the disposal.
     Derivative Financial Instruments and Hedges – The Company enters into interest rate swap, floor and cap agreements to increase stability related to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps within its cash flow hedging strategy. The Company also uses non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room) and to enhance dividend coverage. Interest rate swaps designated as cash flow hedges involve the exchange of fixed-rate payments for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide the Company with interest rate protection above the strike rate on the cap and result in the Company receiving interest payments when actual rates exceed the cap strike. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in the fair value are recognized in earnings. The Company records all derivatives on the balance sheet at fair value.
     Recently Adopted Accounting Standards - In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. In February 2008, FASB issued FASB Staff Position No. FAS 157-2 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 must be applied prospectively, and the effect of the first remeasurement to fair value, if any, should be reported as a cumulative - effect adjustment to the opening balance of retained earnings.
     The Company adopted these statements as of January 1, 2008 and the adoption did not have a material impact on the Company’s financial position and results of operations. Additional disclosures in accordance the SFAS No. 157 have been included in Note 15. The Company did not elect to measure additional items at fair value under SFAS No. 159.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Recently Issued Accounting Standards – In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.
3. Summary of Significant Transactions
     Investing in Mezzanine Loans – On January 22, 2008, the Company formed a joint venture (the “PREI JV”) with Prudential Real Estate Investors (“PREI”) to invest in structured debt and equity hotel investments in the United States. PREI JV, which will be funded over the next two years, will ultimately be capitalized with $300 million from investors in a fund managed by PREI and $100 million from the Company. The Company and PREI contribute the capital required for each mezzanine investment on a 25%/75% basis, respectively. The Company is entitled to annual management and sourcing fees, reimbursement of expenses, and a promoted yield equal to a current 1.3x the venture yield subject to maximum threshold limitations, but further enhanced by an additional promote based upon a total net return to PREI. PREI’s equity is in a senior position on each investment. With limited exceptions, the joint venture is the primary vehicle for the Company’s hotel lending efforts. The joint venture has the right of first refusal on all mezzanine investment opportunities presented by the Company, provided the investment meets certain criteria. On February 6, 2008, PREI acquired a 75% interest in the Company’s $21.5 million mezzanine loan receivable, which the Company originated December 5, 2007, and is secured by two hotels maturing January 2018. Simultaneously, the Company and PREI capitalized the joint venture by contributing this $21.5 million mezzanine loan receivable to the joint venture. The Company is not the primary beneficiary of PREI JV and does not control the joint venture, therefore, PREI JV is not consolidated in the Company’s financial statements. See Note 6.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In addition, during the three months ended March 31, 2008, the Company completed the following mezzanine loans transactions including the loans acquired through PREI JV ($ in thousands):

					Original	Discounted	Percentage of	Amount
Source	Interest Rate	Maturity		Collateral	Principal	Price	Ownership	Recorded
Company originated	LIBOR+9%	2011		1 hotel	$7,056	$—	100%	$7,056
Company acquired	9.66%	2017		1 hotel	38,000	32,956	100%	32,956
PREI JV acquired (1)	LIBOR+2.75%	2010	*	29 hotels	84,032	69,904	25%	17,476

(1)	Reported as “Investment in unconsolidated joint venture” in the accompanying financial statements.

*	With two one-year extensions from the original maturity of August 9, 2010.

     Sales of Properties – During the three months ended March 31, 2008, the Company sold two hotel properties and an office building that were designated as held for sale at December 31, 2007, for net proceeds (net of related closing costs) of $79.2 million and repaid related debt totaling $59.2 million. The Company recorded a net gain of $889,000 on the sales of these properties. In Addition, the Company wrote off premiums and unamortized loan costs of $1.9 million on the repaid debt, as a result, it increased net income by the same amount.
     Interest Rate Swap Transactions – During the three months ended March 31, 2008, the Company changed its debt strategy to capitalize on the historical correlation between changes in LIBOR and RevPAR and to enhance dividend coverage. In connection with this strategy, the Company executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, the Company sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. The upfront cost of the swap, LIBOR cap, and floor transactions was $4.6 million. See Note 11.
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following at March 31, 2008 and 2007 were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Land	$560,685	$567,438
Buildings and improvements	3,215,971	3,226,708
Furniture, fixtures and equipment	328,671	278,598
Construction in progress	13,535	68,569

Total cost	4,118,862	4,141,313
Accumulated depreciation	(294,765)	(255,576)

Investment in hotel properties, net	$3,824,097	$3,885,737

     During the three months ended March 31, 2008, intangible assets of $10.7 million relating to advance bookings in connection with the CNL Acquisition were reclassified to buildings as a result of a third-party valuation.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Notes Receivable
     Notes receivable consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Mezzanine loan secured by various mortgage-backed securities sponsored by government agencies, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest-only payments through maturity	$11,000	$11,000
Mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	4,000
Mezzanine loan secured by one hotel property, matures September 2008, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	3,000
First mortgage loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
Mezzanine loan secured by 105 hotel properties, matures April 2009, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,694	25,694
Mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity	7,000	7,000
Mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity	4,000	4,000
Mezzanine loan secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity (1)	—	21,500
Mezzanine loan secured by one hotel property, matures January 2011, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	7,056	—
Mezzanine loan secured by one hotel property, matures June 2017, at an interest rate of 9.66%, with interest-only payments through maturity	33,037	—

Gross notes receivable	112,987	94,394
Deferred income, net	(525)	(169)

Net notes receivable	$112,462 (2)	$94,225

Weighted average interest rate	11.4%	12.4%

(1)	This note was contributed to PREI JV at its formation. The Company owns a 25% interest in the joint venture and the investment is reported as “Investment in unconsolidated joint venture” at March 31, 2008.

(2)	Does not include the notes receivable held by PREI JV in which the Company has a 25% ownership.
     In general, the Company’s notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturities. At March 31, 2008, all notes receivable were current and no reserves for loan losses were recorded.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Investment in Unconsolidated Joint Venture
     Investment in unconsolidated joint venture (see Note 3) at March 31, 2008 consisted of the following (in thousands):

25% of mezzanine loan at par value secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	$5,388
25% mezzanine loan acquired at discounted price (face value of $84,032), secured by 29 hotel properties, matures August 2010 with two one-year extension options, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	17,625
Other assets	18
Equity earnings in joint venture	526

Total	$23,557

     At March 31, 2008, the Company had a payable to the joint venture of $3.2 million that is included in “Due to related parties” on the consolidated balance sheet.
7. Assets Held for Sale and Discontinued Operations
     The following table summarizes the operating results of the discontinued operations for the three months ended March 31, 2008 and 2007 ($ in thousands):

	Three Months Ended
	2008	2007
Number of properties:
Properties designated as held for sale at end of period	1	16
Properties sold during the period	3	2

Total properties included in discontinued operations	4	18

Results of operations:
Operating revenues	$7,101	$20,619
Operating expenses	(5,629)	(15,549)

Operating income	1,472	5,070
Gain on sales of properties	889	1,388
Depreciation and amortization	(755)	(958)
Interest expense and amortization of loan costs	(969)	(963)
Write-off of loan costs, premiums and exit fees	1,862	(212)

Income before income taxes and minority interest	2,499	4,325
Provision for income taxes	—	(639)
Minority interest in earnings of operating partnership	(232)	(385)

Income from discontinued operations	$2,267	$3,301

     In March 2008, the Company entered into a contract to sell the hotel property that was designated as held for sale at March 31, 2008, the Hyatt Dulles Airport in Herndon, Virginia, for a sales price of $78 million. This transaction is expected to close in June 2008.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Indebtedness
     Indebtedness consists of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Mortgage loan secured by 25 hotel properties, of which $160.5 million matures July 2015 and $294.6 million matures February 2016, at a weighted average fixed interest rate of 5.42%, with interest-only payments due monthly plus principal payments based on a 25-year amortization schedule beginning July 2010	$455,115	$455,115
Term loan secured by 16 hotel properties divided equally into two pools. The first pool for $110.9 million matures December 2014, at a fixed interest rate of 5.75%, with interest-only payments due monthly plus principal payments based on a 25-year amortization schedule beginning December 2009. The second pool for $100.6 million matures December 2015, at a fixed interest rate of 5.7%, with interest-only payments due monthly plus principal payments based on a 25-year amortization schedule beginning December 2010	211,475	211,475
Mortgage loan secured by 28 hotel properties, matures April 11, 2017, at a weighted average fixed interest rate of 5.95%, with interest-only payments due monthly plus principal payments based on a 30-year amortization schedule beginning April 2012	928,465	928,465
Loan secured by 13 hotel properties, matures May 2009, at an interest rate of LIBOR* plus 1.65%, with interest-only payments due monthly, with three one-year extension options	213,889	213,889
Secured credit facility secured by mezzanine notes receivable, matures April 2010, at an interest rate of LIBOR* plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, with interest-only payments due monthly, with a commitment fee of 0.125% to 0.2% on the unused portion of the line payable quarterly and two one-year extension options	140,000	65,000
Term loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR* plus 2.0%, with interest-only payments due monthly and three one-year extension options	47,450	47,450
Mortgage loan secured by one hotel property, matures December 2017, at interest rates of 7.39% at March 31, 2008 and 7.24% at December 31, 2007, with current principal and interest payments due monthly, and with a remaining premium of approximately $1.7 million	51,381	52,474
Mortgage loan secured by one hotel property, matures December 2016, at an interest rate of 5.81% with interest-only payments due monthly plus principal payments based on a 30-year amortization schedule beginning December 2011	101,000	101,000
Mortgage loan secured by five hotel properties, matures December 2009, at an interest rate of LIBOR* plus 1.72% with interest-only payments due monthly and two one-year extension options	168,400	184,000
Mortgage loans secured by 15 hotel properties, mature between 2008 and 2018, at a weighted average interest rate of 5.85%, with principal and interest payments due monthly	395,125	441,907

Total	2,712,300	2,700,775
Indebtedness related to assets held for sale	(47,450)	(61,229)

	$2,664,850	$2,639,546

*	LIBOR rates were 2.7% and 4.6% at March 31, 2008 and December 31, 2007, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Minority Interests
     Minority Interests in Consolidated Joint Ventures – Minority joint venture partners had ownership ranging from 11% to 25% of six hotel properties at March 31, 2008.
     Minority Interests in Operating Partnership — During the three months ended March 31, 2008, the Company issued 1,056,000 operating partnership units in the form of long term incentive partnership units (“LTIP”) to certain executives at $0.05 per share to the grantee. These units vest at specified rates between 2008 and 2012. Upon vesting, each LTIP unit can be redeemed for one unit of the Company’s operating partnership which can be settled in the Company’s common share or cash at the Company’s discretion. These units had an aggregate value of $6.6 million at the date of grant and which is being amortized over the vesting period. The Company recognized compensation expense of $44,000 related to the units granted for the three months ended March 31, 2008. The unamortized value of the LTIP units was $6.5 million with a weighted average remaining vesting period of approximately 3.1 years.
     During the three months ended March 31, 2008, the Company declared cash dividends of $222,000, or $0.21 per unit, related to the LTIP units that were recorded as a reduction of the minority interest in operating partnership.
     At March 31, 2008 and December 31, 2007, operating partnership unit holders represented minority ownership of 10.74% and 9.98% in the operating partnership, respectively.
10. Income (Loss) Per Share
     Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. The following table reconciles the amounts used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended
	2008	2007
Income from continuing operations	$3,918	$8,190
Less: Preferred dividends	(7,018)	(2,793)

(Loss) income from continuing operations available to common shareholders	(3,100)	5,397
Income from discontinued operations	2,267	3,301

Net (loss) income available to common shareholders	$(833)	$8,698

Weighted average common shares outstanding	118,855	72,042
Incremental diluted shares related to unvested restricted shares	—	407

Total weighted average diluted shares	118,855	72,449

Income per share:
Basic -
(Loss) income from continuing operations	$(0.03)	$0.07
Income from discontinued operations	0.02	0.05

Net (loss) income	$(0.01)	$0.12

Diluted -
(Loss) income from continuing operations	$(0.03)	$0.07
Income from discontinued operations	0.02	0.05

Net (loss) income	$(0.01)	$0.12

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to the anti-dilutive effect, the computation of diluted income per share does not reflect the adjustments for the following items for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	2008	2007
Income from continuing operations available to common shareholders:
Minority interest in income of operating partnership	$400	$1,442
Dividends to Preferred B shares	1,564	1,564

Total	$1,964	$3,006

Diluted shares:
Number of shares from assumed conversion of Preferred B shares	7,448	7,448
Assumed conversion of weighted average outstanding operating partnership units	13,463	13,512
Incremental dilutive shares from restricted stock awards	4	—

Total	20,915	20,960

11. Derivatives and Hedging Activities
     The Company enters into interest rate swaps to manage the impact of interest rate fluctuations on the results of operations and cash flows. The Company also uses non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR and to enhance dividend coverage. During the three months ended March 31, 2008, the Company executed a five-year interest swap on $1.8 billion of its existing fixed-rate debt at a weighted average interest rate of 5.84% for floating-rate of LIBOR plus 2.64%. In conjunction with the swap execution, the Company sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. The Company paid $4.6 million to enter into these transactions. At March 31, 2008, these derivatives had a net fair value of $8.6 million, which is included in “Other assets” in the consolidated balance sheet. Because these derivatives were not designated and did not qualify as cash flow hedges, the gains or losses from changes in fair value of these derivatives are recognized in earnings. For the three months ended March 31, 2008, unrealized gains of $4.0 million were recognized for the fair value changes.
     In addition to the above, the Company had seven interest caps with a notional amount totaling $669.5 million and cap interest rates ranging from 6.0% to 7.0%. Of these agreements, $259.5 million was designated as cash flow hedges and the remaining $410.0 million did not meet the applicable hedge accounting criteria. At March 31, 2008, these derivatives had a fair value of $8,000, which is included in “Other assets” on the consolidated balance sheet. For the three months ended March 31, 2008 and 2007, unrealized losses of $6,000 and $35,000, respectively, were recognized for the fair value changes. During the next twelve months, the Company expects $84,000 of accumulated other comprehensive loss will be reclassified to interest expense.
12. Capital Stock and Stock-Based Compensation
     Common Stock Repurchases – Pursuant to its stock repurchase plan, the Company repurchased 700,800 shares of its common stock for approximately $4.6 million during the three months ended March 31, 2008. In addition, the Company acquired 4,854 shares of its common stock as partial tax payments for shares issued under the stock-based compensation plan.
     Stock Related Grants and Stock-Based Compensation – During the three months ended March 31, 2008, the Company granted 65,070 shares of its commons stock to its directors, executive officers and certain employees under its restricted stock-based compensation plan. These shares had a weighted average grant date value of $6.26 per share.
     During the three months ended March 31, 2008 and 2007, the Company recognized compensation expense of $1.6 million and $1.1 million, respectively, related to its stock-based compensation plan. As of March 31, 2008, the unamortized value of the Company’s unvested shares of restricted stock was $10.4 million with an average remaining vesting period of approximately 2.4 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Dividends –
     Common stock and unit dividends. During the three months ended March 31, 2008, the Company declared cash dividends of $25.1 million, or $0.21 per share, to both common shareholders and common unit holders. The Company also declared cash dividends of $697,000 to Series B unit holders.
     Series A Cumulative Preferred dividends. During the three months ended March 31, 2008, the Company declared cash dividends of $1.2 million, or $0.5344 per share, to Series A preferred stockholders.
     Series B Preferred dividends. During the three months ended March 31, 2008, the Company declared cash dividends of $1.6 million, or $0.21 per share, to Series B preferred stockholders.
     Series D Cumulative Preferred dividends. During the three months ended March 31, 2008, the Company declared cash dividends of $4.2 million, or $0.528125 per share, to Series D preferred stockholders.
13. Commitments and Contingencies
     Restricted Cash – Under certain management and debt agreements existing at March 31, 2008, the Company escrows payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt agreement, the Company escrows 4% to 6% of gross revenue for capital improvements.
     Franchise Fees – Under franchise agreements existing at March 31, 2008, the Company pays franchisors royalty fees between 2.5% and 6% of gross room revenue as well as fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company may be liable for up to three times the average annual franchise fees incurred for that property.
     Management Fees – Under management agreements existing at March 31, 2008, the Company pays a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by the Company’s independent directors, if required. These management agreements expire from 2008 through 2027, with renewal options. If the Company terminates a management agreement prior to its expiration, it may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, it may substitute a new management agreement.
     Litigation – The Company is currently subject to litigation arising in the normal course of its business. In the opinion of management, none of these lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company’s business, results of operations, or financial condition. In addition, management believes the Company has adequate insurance in place to cover any such significant litigation.
14. Segment Reporting
     The Company presently operates in two business segments within the hotel lodging industry: direct hotel investing and hotel financing. Direct hotel investing refers to owning hotels through either acquisition or new development. Management reports operating results of direct hotel investments on an aggregate basis as substantially all of the Company’s hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, income taxes, and minority interest.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     For the three months ended March 31, 2008 and 2007, financial information related to the Company’s reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investing	Financing	Corporate	Consolidated
Three Months Ended March 31, 2008:
Total revenues	$311,235	$3,255	$—	$314,490

Operating expenses	222,217	—	—	222,217
Depreciation and amortization	45,570	—	—	45,570
Corporate general and administrative	—	—	7,704	7,704

Operating expenses	267,787	—	7,704	275,491

Operating income (loss)	43,448	3,255	(7,704)	38,999
Equity in earnings of unconsolidated joint venture	—	526	—	526
Interest income	—	—	546	546
Other income	—	—	296	296
Interest expense and amortization of loan costs	—	—	(39,621)	(39,621)
Unrealized gains on derivatives	—	—	4,049	4,049

Income (loss) before minority interest and income tax benefit	43,448	3,781	(42,434)	4,795
Income tax expense	—	—	(410)	(410)
Minority interest in earnings of consolidated joint ventures	—	—	(67)	(67)
Minority interest in earnings of operating partnership	—	—	(400)	(400)

Income (loss) from continuing operations	$43,448	$3,781	$(43,311)	$3,918

Three Months Ended March 31, 2007:
Total revenues	$145,390	$3,355	$—	$148,745

Operating expenses	103,627	—	—	103,627
Depreciation and amortization	16,237	—	—	16,237
Corporate general and administrative	—	—	4,594	4,594

Total expenses	119,864	—	4,594	124,458

Operating income (loss)	25,526	3,355	(4,594)	24,287
Interest income	—	—	498	498
Interest expense and amortization of loan costs	—	—	(15,775)	(15,775)
Write-off of loan costs	—	—	(491)	(491)
Unrealized losses on derivatives	—	—	(35)	(35)

Income (loss) before minority interest and income tax benefit	25,526	3,355	(20,397)	8,484
Income tax benefit	—	—	1,148	1,148
Minority interest in earnings of operating partnership	—	—	(1,442)	(1,442)

Income (loss) from continuing operations	$25,526	$3,355	$(20,691)	$8,190

15. Fair Value Measurements
     On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
     SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset and liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     Currently, the Company uses interest rate swaps, interest rate floors and interest rate caps (collectively, the “interest rate derivatives”) to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The variable cash payments/receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
     The Company has determined that when majority of the inputs used to value its derivatives fall within Level 2 of their value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties, are significant to the overall valuation of its derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within whose measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Price
	In Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Non-hedge derivatives:
Interest rate swap	$—	$—	$11,921	$11,921
Interest rate cap	—	5,920	—	5,920
Other interest rate derivatives	—	8	—	8

	$—	$5,928	$11,921	$17,849

Liability
Interest rate floor	$—	$(9,211)	$—	$(9,211)

     The reconciliation of the beginning and ending balances of the derivatives that were measured using significant unobservable inputs is as follows (in thousands):

Fair Value Measurements using Significant
Unobservable Inputs
Interest Rate Swap
Beginning balance, January 1, 2008	$—
Total gains included in earnings	7,245
Purchases	4,676

Ending balance, March 31, 2008	$11,921

16. Pro Forma Financial Information
     In April 2007, the Company acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, the Company acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In connection with the CNL transaction, the Company acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, the Company completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby the Company surrendered its majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and asset swap, 45 of these hotels were included in the Company’s hotel property portfolio at March 31, 2008. As of March 31, 2008, the purchase price allocation related to the CNL Acquisition was on a preliminary basis and the Company expects to finalize the allocation in the quarter ended June 30, 2008.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the three months ended March 31, 2007 as if the above-mentioned acquisitions that were included in continuing operations had occurred on January 1, 2007. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition transaction occurred on the date indicated or what may result in the future (in thousands, except per share data):

	As	Pro Forma(1)
	Reported	Adjusted
Total revenues	$148,745	$308,789
Operating expenses	124,458	268,278

Operating income	24,287	40,511
Interest and other income	463	463
Interest expense, amortization of loan costs and write-off of loan costs	(16,266)	(52,044)

Income (loss) before minority interests and income taxes	8,484	(11,070)
Income tax benefit	1,148	306
Minority interest in loss of consolidated joint ventures	—	167
Minority interest in (income) loss of operating partnership	(1,442)	1,257

Income (loss) from continuing operations	8,190	(9,340)
Preferred dividends	(2,793)	(6,703)

Income (loss) from continuing operations available to common shareholders	$5,397	$(16,043)

Income (loss) per diluted share:
Income (loss) from continuing operations	$0.07	$(0.22)

Weighted average diluted number of shares outstanding	72,449	72,366

(1)	Pro forma adjustments reflect:
(a)	the inclusion of the operating results of the 45 hotel properties for the three months ended March 31, 2007;

(b)	the additional depreciation expense of the 45 hotel properties for the three months ended March 31, 2007;

(c)	the additional interest expense and amortization of loan costs on debt incurred for the CNL Acquisitions;

(d)	the incremental corporate general and administrative expenses resulting from the CNL Acquisition;

(e)	minority interests in consolidated joint ventures and operating partnership as a result of CNL Acquisition; and

(f)	additional preferred dividends resulting from issuance of preferred stocks in connection with CNL Acquisition for the computation of pro forma loss per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of the federal securities laws. Ashford Hospitality Trust, Inc. (the “Company” or “we” or “our” or “us”) cautions investors that any forward-looking statements presented herein, or which management may express orally or in writing from time to time, are based on management’s beliefs and assumptions at that time. Throughout this report, words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result,” and other similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, said statements are not guarantees of future performance and are affected by actual events that occur after such statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time those statements were made, to anticipate future results or trends.
     Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on February 29, 2008. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.
EXECUTIVE OVERVIEW
     We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering and related formation transactions on August 29, 2003. As of March 31, 2008, we owned interests in 110 hotel properties, which included direct ownership in 104 hotel properties and between 75-89% interests in six hotel properties through equity investments with joint venture partners. Of these hotels, 45 were acquired in 2007. As of March 31, 2008, 109 of the 110 hotels were classified as continuing operations. In addition, as of March 31, 2008, we owned $112.5 million of mezzanine or first-mortgage loans receivable and a 25% interest in a joint venture with Prudential Real Estate Investors (“PREI”) formed in January 2008 (the “PREI JV”). The joint venture owned $92.3 million of mezzanine loans as of March 31, 2008. See Notes 3 and 6 of Notes to Consolidated Financial Statements.
     The 45 hotel properties acquired since December 31, 2006 that are included in continuing operations contributed $165.0 million and $20.2 million to our total revenue and operating income, respectively, for the three months ended March 31, 2008.
          Based on our primary business objectives and forecasted operating conditions, our key priorities and financial strategies include, among other things:
•	acquiring hotels with a favorable current yield with an opportunity for appreciation,

•	implementing selective capital improvements designed to increase profitability,

•	directing our hotel managers to minimize operating costs and increase revenues,

•	originating or acquiring mezzanine loans, and

•	other investing activities that our Board of Directors deems appropriate.

     During the three months ended March 31, 2008, the Company changed its debt strategy to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue Per Available Room) and to enhance dividend coverage. In connection with this strategy, the Company executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, the Company sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. With the Federal Reserve’s cut in the Fed Funds rate by 0.75% in March 2008 and another 0.25% in April 2008, the Company is expecting to pay approximately $18.0 million less in interest expense than it would otherwise have over the next 12 months. In connection with these transactions, the Company recorded other income of $296,000 for interest savings and recorded net unrealized gains of $4.0 million for the accrued interest on interest rate swap and change in the market value of these derivatives for the 2008 quarter, respectively.
CRITICAL ACCOUNTING POLICIES
     The Company formed the PREI joint venture and entered into interest rate swap, cap and floor transactions during the three months ended March 31, 2008. The accounting policies related to these transactions are as follows. There have been no other significant accounting policies employed or modified during the three months ended March 31, 2008.
Investment in Unconsolidated Joint Venture — Investment in a joint venture in which the Company has a 25% ownership is accounted for under the equity method of accounting by recording the Company’s initial investment and the Company’s percentage of interest in the joint venture’s net income. The equity accounting method is employed due to the fact that the Company does not control the joint venture pursuant to the guidance provided by Emerging Issue Task Force (“EITF”) Abstract No. 04-5.
Derivative Financial Instruments and Hedges. The Company enters into interest rate swap agreements to increase stability related to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps within its cash flow hedging strategy. The Company also uses non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room) and to enhance dividend coverage. Interest rate swaps designated as cash flow hedges involve the exchange of fixed-rate payments for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide the Company with interest rate protection above the strike rate on the cap and result in the Company receiving interest payments when actual rates exceed the cap strike. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in the fair value are recognized in earnings. The Company records all derivatives on the balance sheet at fair value.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements", effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities", effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.
RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended		Favorable/
	March 31,		(Unfavorable)
	2008	2007	$Change	%Change
Total revenue	$314,490	$148,745	$165,745	111.4%
Total hotel expenses	205,990	95,858	110,132	114.9%
Property taxes, insurance and other	16,227	7,769	(8,458)	(108.9)%
Depreciation and amortization	45,570	16,237	(29,333)	(180.7)%
Corporate general and administrative	7,704	4,594	(3,110)	(67.7)%
Operating income	38,999	24,287	14,712	60.6%
Equity earnings in unconsolidated joint venture	526	—	526	—
Interest income	546	498	48	9.6%
Interest expense and amortization of loan costs	(39,621)	(15,775)	(23,846)	(151.2)%
Write-off of loan costs, loan premiums and exit fees	—	(491)	491	—
Unrealized gains (losses) on derivatives	4,049	(35)	4,084	—
Income tax (expense) benefit	(410)	1,148	(1,558)	(135.7)%
Minority interest in income of consolidated joint ventures	(67)	—	(67)	—
Minority interest in income of operating partnership	(400)	(1,442)	1,042	72.3%
Income from continuing operations	3,918	8,190	(4,272)	(52.2)%
Income from discontinued operations, net	2,267	3,301	(1,034)	(31.3)%
Net income	6,185	11,491	(5,306)	(46.2)%
     Significant transactions consummated during 2007 are summarized as follows:
     In April 2007, the Company acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, the Company acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In connection with the CNL transaction, the Company acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, the Company completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby the Company surrendered its majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and asset swap, 45 of these hotels were included in the Company’s hotel property portfolio at March 31, 2008.

     Income from continuing operations includes the operating results of 64 hotel properties that the Company has owned throughout the entirety of both the three months ended March 31, 2008 and 2007 (the “comparable hotels”). The following table illustrates the key performance indicators of the comparable hotels for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Total revenue (in thousands)	$145,694	$145,061
Room revenue (in thousands)	$109,382	$110,000
RevPAR (revenue per available room)	$96.16	$97.55
Occupancy	68.1%	72.0%
ADR (average daily rate)	$141.14	$135.49
Comparison of the Three Months Ended March 31, 2008 and 2007
     Revenue. Total revenue for the three months ended March 31, 2008 (the “2008 quarter”) increased $165.7 million, or 111.4%, to $314.5 million from $148.7 million for the three months ended March 31, 2007 (the “2007 quarter”). The increase was primarily due to $165.0 million in incremental revenues attributable to the 45 hotel properties acquired since December 31, 2006 and $633,000 increase in revenues from comparable hotels. The increase also reflects a $131,000 consulting fee pursuant to an asset swap agreement the Company entered into in December 2007 and $53,000 of other fee income from PREI JV.
     Room revenues at comparable hotels for the 2008 quarter decreased $618,000, or 0.6%, compared to the 2007 quarter, primarily due to a slight decrease in RevPAR from $97.55 to $96.16, which consisted of a 4.2% increase in ADR and a 390 basis decrease in occupancy principally as a result of nine hotel properties being under renovation. Excluding the nine hotel properties under renovation, the 55 comparable hotel properties’ RevPAR would have a slight increase from $95.08 in the 2007 quarter to $96.20 in the 2008 quarter consisting of a 4.2% increase in ADR and a 209 basis decrease in occupancy rate. Due to the uncertain economy and consistent with industry trends, many hotels experienced lower occupancy, however, it is mostly offset by moderate increases in ADR. Certain hotels benefited from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels reduced room availability, which offset these increases.
     Food and beverage revenues at comparable hotels for the 2008 quarter increased $1.5 million, or 4.9% compared to the 2007 quarter, primarily due to better pricing mix and increased banquets and convention business at certain hotels. The remainder of the increase is primarily due to the 45 hotel properties acquired since December 31, 2006 that are included in continuing operations.
     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired in April 2007, which is leased to a third-party tenant on a triple-net basis.
     Other revenues for the 2008 quarter increased $9.3 million compared to the 2007 quarter due primarily to the $9.5 million attributable to the 45 hotel properties acquired since December 31, 2006 that are included in continuing operations. The increase was partially offset by a slight decline of $211,000 at comparable hotels due to decreased parking and phone revenues at certain hotels.
     Interest income from notes receivable decreased $100,000 for the 2008 quarter compared to the 2007 quarter due to the decline in LIBOR rates during the 2008 quarter which is substantially offset by an increase in the average mezzanine loans portfolio balance outstanding during the 2008 quarter compared to the 2007 quarter as a result of acquisition and origination of new mezzanine loans.
     Asset management fees and other were $522,000 for the 2008 quarter and $331,000 for the 2007 quarter. The increase is primarily related to a consulting fee of $131,000 from a consulting agreement the Company entered into in December 2007 in connection with an asset swap transaction. The increase also reflects $53,000 of other fee income from PREI JV.

     Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased $110.1 million, or 114.9%, for the 2008 quarter compared to the 2007 quarter, primarily due to $108.8 million of expenses associated with the 45 hotel properties acquired since December 31, 2006 that are included in continuing operations. In addition, hotel operating expenses at comparable hotels experienced an increase of $1.3 million, or 1.4%, for the 2008 quarter compared to the 2007 quarter primarily due to increased expenses in renovation and repairs, franchise fees and sales and marketing, which is partially offset by the decrease in incentive management fees.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $8.5 million, or 108.9%, for the 2008 quarter compared to the 2007 quarter due to $9.0 million of expenses associated with the 45 hotel properties acquired since December 31, 2006 that are included in continuing operations. Aside from additional costs incurred at these acquired hotels, property taxes, insurance, and other expense decreased $566,000 in the 2008 quarter compared to the 2007 quarter primarily resulting from decreased property insurance rates incurred under new policies related to several hotels as a result of the overall soft insurance market.
     Depreciation and Amortization. Depreciation and amortization increased $29.3 million, or 180.7%, for the 2008 quarter compared to the 2007 quarter primarily due to $26.9 million of depreciation associated with the 45 hotel properties acquired since December 31, 2006 that are included in continuing operations. Aside from these additional hotels acquired, depreciation and amortization increased $2.4 million in the 2008 quarter compared to the 2007 quarter as a result of capital improvements made at several comparable hotels since December 31, 2006.
     Corporate General and Administrative. Corporate general and administrative expense increased to $7.7 million for the 2008 quarter compared to $4.6 million for the 2007 quarter. These expenses include non-cash stock-based compensation expense of $1.6 million and $1.1 million for the 2008 quarter and 2007 quarter, respectively. Excluding the non-cash stock-based compensation, these expenses increased $2.6 million in the 2008 quarter compared to the 2007 quarter primarily due to the increase in headcount as a result of the CNL Acquisition.
     Equity Earnings in Unconsolidated Joint Venture. Equity earnings in unconsolidated joint venture of $526,000 represent the 25% of the earnings from PREI JV. The earnings are primarily generated from the interest earned on the mezzanine notes. As of March 31, 2008, PREI JV owned $92.3 million of mezzanine notes.
     Interest Income. Interest income increased $48,000 for the 2008 quarter compared to the 2007 quarter primarily due to the increase in average cash balances.
     Other Income. Other income of $296,000 represents the interest accrued on the non-designated interest rate swap transaction that the Company entered into in March 2008.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $23.8 million to $39.6 million for the 2008 quarter from $15.8 million for the 2007 quarter. The increase is primarily attributable to the higher average debt balance as a result of the CNL Acquisition, which is partially offset by a slight decrease in interest expense on the Company’s variable rate debt as a result of interest rate cuts by Federal Reserve Bank.
     Write-off of Loan Cost and Exit Fees. During the 2007 quarter the Company terminated its then outstanding $100.0 million credit facility. In connection with this termination, the Company wrote-off unamortized loan costs of approximately $491,000. No such costs or fees were incurred in the 2008 quarter.
     Unrealized Gains (Losses) on Derivatives. In March 2008, the Company entered into interest rate swap, floor and cap transactions that were not designated as hedges. As a result, the changes in market value of these derivatives are included in the earnings. During the 2008 quarter, the Company recorded unrealized gains of $4.0 million on these derivatives. Unrealized losses were $6,000 and $35,000 for the 2008 quarter and 2007 quarter, respectively, on other interest rate caps that the Company entered into previously. See Note 3 and Note 11 of Notes to Consolidated Financial Statements.
     The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The variable cash payments/receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
     Income Tax (Expense) Benefit. Income tax expense was $410,000 for the 2008 quarter. For the 2007 quarter, the Company recorded a $1.1 million income tax benefit in connection with the TRS loss for the quarter. The 2008 tax expense consisted primarily of the state taxes assessed on the partnership subsidiaries related to the new Texas margin tax and taxes recorded on a hotel property in Washington DC.
     Minority Interests in Income of Consolidated Joint Ventures. Minority interest in consolidated joint ventures for the 2008 quarter was $67,000 which represents net income attributable to joint ventures partners who own between 11% to 25% of six hotel properties. The Company acquired these joint ventures in connection with the CNL Acquisition in April 2007.
     Minority Interest in Operating Partnership. Minority interest in income of operating partnership represents the limited partners’ proportionate share of equity in earnings of the operating partnership which is an allocation of net income available to common shareholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus dividends related to these limited partners’ Class B unit holdings. Income from continuing operations allocated to these limited partners was $400,000 and $1.4 million for the 2008 quarter and the 2007 quarter, respectively. Income from discontinued operations allocated to these limited partners was $232,000 and $385,000 for the 2008 quarter and the 2007 quarter, respectively.
     Income from Discontinued Operations. Income from discontinued operations includes the operating results of one hotel property designated as held for sale at March 31, 2008, and operating results of three properties through the dates of sale for the 2008 quarter. For the 2007 quarter it includes 16 properties designated as held for sale at March 31, 2007, and operating results of two properties through the dates of sale for the 2007 quarter. Included in income from discontinued operations were gains of $889,000 and $1.4 million from the sales for the 2008 quarter and the 2007 quarter, respectively. Operating results of discontinued operations also reflected interest and related debt expense of $969,000 and $963,000 for the 2008 quarter and 2007 quarter, respectively. In addition, a debt premium of $2.1 million in the 2008 quarter and unamortized loan costs of $224,000 and $212,000 in the 2008 quarter and 2007 quarter, respectively, were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt.
NON-GAAP FINANCIAL MEASURES
     Funds From Operations (“FFO”), as defined by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002, represents net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items related to minority interests in consolidated joint ventures. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP.
     The Company computes FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income (loss) as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions.

However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income (loss) and cash flows reported in the consolidated financial statements.
     The following table reconciles net income available to common shareholders to FFO available to common shareholders (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net (loss) income available to common shareholders	$(833)	$8,698
Depreciation and amortization	45,298	17,116
Minority interest in income of operating partnership	631	1,827
Gains on sales of properties	(889)	(1,388)

FFO available to common shareholders	$44,207	$26,253

LIQUIDITY AND CAPITAL RESOURCES
     Our principal source of funds to meet our cash requirements, including distributions to stockholders, repayments of indebtedness and capital expenditures for property improvements, is our share of the operating partnership’s cash flow. The operating partnership’s principal sources of cash flows include: (i) cash flow from hotel operations, (ii) interest income from and repayments of our notes receivable portfolio, and (iii) proceeds from sales of hotel properties and other assets. The Company believes it has adequate means to satisfy all of its short-term cash obligations through cash flows from hotel operations, potential sales of hotels, availability on its lines of credit, or potential additional borrowings on its unencumbered assets. The Company’s cash flows of liquidity are summarized as follows:
     Net Cash Flows Provided By Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes quarterly changes in balance sheet items, were $27.3 million and $17.4 million for the 2008 quarter and 2007 quarter, respectively.
     Net Cash Flows Used In Investing Activities. For the 2008 quarter, investing activities provided net cash flows of $5.3 million, which consisted of net proceeds of $79.2 million from sales of two hotel properties and one office building and a payment of $16.2 million for the 75% note receivable acquired by PREI JV. These cash inflows were partially offset by a $39.5 million for acquisitions or originations of notes receivable, a $17.8 million for the net payment for the acquisition of 25% interest in a mezzanine loan acquired by PREI JV, and $32.6 million of improvements to various hotel properties. The Company has budgeted total capital expenditures of $190 million for 2008. For the 2007 quarter, investing activities provided net cash flows of $3.6 million, which consisted of $30.6 million related to the sales of two hotel properties and $8.0 million related to payments on notes receivable. These cash inflows were partially offset by $14.9 million related to the acquisitions of hotel properties and related deposits and $19.9 million of improvements to various hotel properties.
     Net Cash Flows Used In Financing Activities. For the 2008 quarter, net cash flow used in financing activities was $30.4 million consisting of $61.4 million of payments on indebtedness and capital leases, $35.0 million of dividends paid, $4.6 million paid for entering into interest rate swap, floor and cap transactions, and $4.6 million of payments to acquire treasury shares. These cash outlays were partially offset by a $75.0 million draw on the Company’s $150.0 million credit facility, a $137,000 cash payment from minority interest in consolidated joint ventures and $53,000 buy-ins of the operating partnership units issued to the Company’s executives under the Company’s long term incentive partnership units (“LTIP”) plan. For the 2007 quarter, net cash flow used in financing activities was $29.3 million consisting of a $20.0 million of dividends paid, $28.6 million of payments on indebtedness and capital leases, $70,000 of payments of loan costs, and $700,000 of payments to acquire treasury shares. These cash outlays were partially offset by a $20.0 million draw on the Company’s $150.0 million credit facility.
     The Company is required to maintain certain financial ratios under various debt agreements. If the Company violates covenants in any debt agreements, the Company could be required to repay all or a portion of its indebtedness before maturity at a time when the Company might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the Company being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under the Company’s current or future debt obligations could impair the Company’s planned business strategies by limiting the Company’s ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, the

Company’s existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties, maintaining an overall minimum net worth, maintaining a maximum loan to value, and maintaining an overall minimum total assets. At March 31, 2008, the Company is in compliance with all covenants or other requirements set forth in its credit agreements as amended.
     During the 2008 quarter, the Company changed its debt strategy to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue Per Available Room) and to enhance dividend coverage. In connection with this strategy, the Company executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, the Company sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. The Company would save approximately $4.5 million annually in interest expense for every 0.25% reduction in LIBOR.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
     At March 31, 2008, our $2.7 billion debt portfolio included $569.7 million of variable-rate debt. The impact on the results of operations of a one percentage change in interest rate on the outstanding balance of variable-rate debt at March 31, 2008 would be approximately $1.4 million per quarter. Including the effect of the interest rate swap the

Company entered into in March 2008, the Company’s debt portfolio at March 31, 2008 would include $2.4 billion of variable-rate debt. The impact on the results of operations of a one percentage change in interest rate would be $6.0 million per quarter.
     Periodically, we purchase derivatives to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps, caps and floors as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when interest rates exceed the cap strike. In March 2008, the Company entered into interest rate swap, cap and floor that were not designated as hedges, the changes in the fair market values are recorded in earnings.
     The following summarizes our interest rate swap, caps and floor at March 31, 2008 and the earnings (losses) recognized for the three months ended March 31, 2008 ($ in thousands):

			Cash Flow			Unrealized
			Hedge			Gain/(Loss)
Notional		Interest	Designation		Fair	Recognized
Amount	Type	Rates	Yes / No	Maturity	Value	In Earnings
$212,000	Interest Rate Cap	6.25%	Yes	2009	$7	$(1)
47,500	Interest Rate Cap	7.00%	Yes	2008	—	—
35,000	Interest Rate Cap	6.00%	No	2009	1	(1)
375,036	Interest Rate Cap	6.00%	No	2009	—	(4)
1,800,000	Interest Rate Swap	Pays LIBOR plus 2.64%, receives fixed 5.84%	No	2013	11,921	7,246
1,800,000	Interest Rate Floor	Floor rate 1.25%	No	2013	(9,211)	(1,091)
1,000,000	Interest Rate Cap	Cap rate 3.75%	No	2011	5,920	(2,100)

$5,269,536					$8,638	$4,049

     At March 31, 2008, our $112.5 million notes receivable included $65.0 million of variable-rate notes. The impact on the results of operations of a one percentage change in interest rate on the outstanding balance of variable-rate notes at March 31, 2008 would be $162,000 per quarter.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2008, it does not consider exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4. CONTROLS AND PROCEDURES
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is subject to litigation arising in the normal course of our business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we currently have adequate insurance in place to cover any such significant litigation.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first three months of 2008:

	Total			Total Number of	Maximum Dollar
	Number		Average	Shares Purchased as	Value of Shares That
	of Shares		Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased		Per Share	Announced Plan(1)	Under the Plan
January 1 to January 31	—		$—	—	$31,809,000
February 1 to February 29	—		—	—	$31,809,000
March 1 to March 31	705,654	(2)	6.55	700,800	$27,215,000

Total	705,654		$6.55	700,800

(1)	In November 2007, the Company announced that its Board of Directors authorized management to purchase up to a total of $50 million of its common shares from time to time on the open market. The program does not have a pre-determined expiration date.

(2)	Includes 4,854 shares received as partial tax payments for shares issued under stock-based compensation plan.
     ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.3	Certifications of Chief Accounting Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2008	By:	/s/ Montgomery J. Bennett
Montgomery J. Bennett
Chief Executive Officer

Date: May 7, 2008	By:	/s/ David J. Kimichik
David J. Kimichik
Chief Financial Officer

Date: May 7, 2008	By:	/s/ Mark L. Nunneley
Mark L. Nunneley
Chief Accounting Officer