Form 10-Q
period 2008-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2008-08-08
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	119,739,972

(Class)	Outstanding at August 5, 2008

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments in hotel properties, net	$3,688,913	$3,885,737
Cash and cash equivalents	112,524	92,271
Restricted cash	50,733	52,872
Accounts receivable, net of allowance of $745 and $1,458, respectively	62,475	51,314
Inventories	3,943	4,100
Notes receivable	113,030	94,225
Investment in unconsolidated joint venture	24,917	—
Assets held for sale	11,908	75,739
Deferred costs, net	22,507	25,714
Prepaid expenses	16,601	20,223
Other assets	8,692	6,027
Intangible assets, net	3,122	13,889
Due from third-party hotel managers	51,030	58,300

Total assets	$4,170,395	$4,380,411

Liabilities and Stockholders’ Equity
Liabilities:
Indebtedness — continued operations	$2,540,906	$2,639,546
Indebtedness — discontinued operations	11,134	61,229
Capital leases payable	291	498
Accounts payable and accrued expenses	106,354	124,696
Dividends payable	35,178	35,031
Unfavorable management contract liabilities	22,267	23,396
Due to related parties	793	2,732
Due to third-party hotel managers	8,324	4,699
Interest rate derivatives	47,299	—
Other liabilities	8,287	8,514

Total liabilities	2,780,833	2,900,341

Commitments and contingencies (Note 13)
Minority interests in consolidated joint ventures	21,809	19,036
Minority interests in operating partnership	93,985	101,031
Preferred stock, $0.01 par value, Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 shares issued and outstanding	75,000	75,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A Cumulative Preferred Stock, 2,300,000 issued and outstanding	23	23
Series D Cumulative Preferred Stock, 8,000,000 issued and outstanding	80	80
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,754,192 shares issued and 119,739,972 shares outstanding at June 30, 2008 and 122,765,691 shares issued and 120,376,055 shares outstanding at December 31, 2007	1,228	1,228
Additional paid-in capital	1,458,262	1,455,917
Accumulated other comprehensive loss	(149)	(115)
Accumulated deficit	(238,307)	(153,664)
Treasury stock, at cost, 3,014,220 and 2,389,636 shares, respectively	(22,369)	(18,466)

Total shareholders’ equity	1,198,768	1,285,003

Total liabilities and shareholders’ equity	$4,170,395	$4,380,411

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue
Rooms	$231,296	$213,034	$448,165	$321,818
Food and beverage	67,305	63,585	131,706	93,111
Rental income from operating leases	1,526	1,184	2,872	1,184
Other	14,094	13,324	27,440	18,213

Total hotel revenue	314,221	291,127	610,183	434,326
Interest income from notes receivable	3,216	2,866	6,472	6,221
Asset management fees and other	921	331	1,442	663

Total revenue	318,358	294,324	618,097	441,210

Expenses
Hotel operating expenses:
Rooms	49,901	46,304	97,510	70,297
Food and beverage	45,872	44,007	90,907	65,356
Other expenses	89,882	82,499	178,753	125,815
Management fees	12,142	10,950	23,783	16,217

Total hotel expenses	197,797	183,760	390,953	277,685
Property taxes, insurance and other	16,802	15,184	32,047	22,972
Depreciation and amortization	40,077	50,075	84,121	66,055
Corporate general and administrative	8,365	7,148	16,069	11,741

Total expenses	263,041	256,167	523,190	378,453

Operating Income	55,317	38,157	94,907	62,757
Equity earnings in unconsolidated joint venture	1,287	—	1,813	—
Interest income	351	975	897	1,473
Other income	2,569	—	2,865	—
Interest expense and amortization of loan costs	(38,090)	(39,122)	(77,055)	(54,869)
Write-off of loan costs and exit fees	—	(3,585)	—	(4,075)
Unrealized (losses)/gains on derivatives	(55,438)	66	(51,389)	31

(Loss)/Income before Income Taxes, Minority Interests and Discontinued Operations	(34,004)	(3,509)	(27,962)	5,317
Income tax (expense)/benefit	(319)	162	(729)	1,156
Minority interests in (earnings)/losses of consolidated joint ventures	(2,718)	523	(2,784)	523
Minority interests in (earnings)/losses of operating partnership	2,891	137	2,351	(1,298)

(Loss)/Income from Continuing Operations	(34,150)	(2,687)	(29,124)	5,698
Income from discontinued operations	7,646	23,771	8,805	26,877

Net (Loss)/Income	(26,504)	21,084	(20,319)	32,575
Preferred dividends	(7,018)	(7,033)	(14,036)	(9,826)

Net (Loss)/Income Available to Common Shareholders	$(33,522)	$14,051	$(34,355)	$22,749

(Loss)/Income Available to Common Shareholders Per Share:
Basic —
Loss from continuing operations	$(0.34)	$(0.09)	$(0.36)	$(0.05)
Income from discontinued operations	0.06	0.22	0.07	0.30

Net (loss)/income	$(0.28)	$0.13	$(0.29)	$0.25

Diluted —
Loss from continuing operations	$(0.34)	$(0.09)	$(0.36)	$(0.05)
Income from discontinued operations	0.06	0.22	0.07	0.30

Net (loss)/income	$(0.28)	$0.13	$(0.29)	$0.25

Weighted average common shares outstanding —
Basic	118,911	108,138	118,870	90,275
Diluted	118,911	108,138	118,870	90,275

Dividends Declared Per Common Share	$0.21	$0.21	$0.42	$0.42
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Six Months Ended June 30,
	2008		2007
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Preferred Stocks
Series A, $0.01 par value
Balance at end of period	2,300	$23	2,300	$23

Series C, $0.01 par value
Balance at beginning of period	—	—	—	—
Issuance	—	—	8,000	80

Balance at end of period	—	—	8,000	80

Series D, $0.01 par value
Balance at end of period	8,000	80	—	—

Common Stock
Balance at beginning of year	122,766	1,228	72,943	729
Shares issued in follow-on public offering	—	—	48,875	489
Issuance of restricted shares under stock-based compensation plan	81	—	855	8
Restricted shares issued from treasury shares	(81)	—	(37)	—
Forfeitures of restricted shares under stock-based compensation plan	(12)	—	(2)	—

Balance at end of period	122,754	1,228	122,634	1,226

Additional Paid-in Capital
Balance at beginning of year		1,455,917		708,420
Shares issued in follow-on public offering		—		547,760
Issuance of Series C preferred stock		—		193,239
Dividends declared on Series C preferred stock		—		705
Issuance of restricted shares under stock-based compensation plan		(627)		(268)
Stock-based compensation		2,972		2,773

Balance at end of period		1,458,262		1,452,629

Accumulated Deficit
Balance at beginning of year		(153,664)		(67,574)
Net (loss)/income		(20,319)		32,575
Dividends declared — common shares		(50,288)		(41,233)
Dividends declared — Series A preferred stock		(2,458)		(2,458)
Dividends declared — Series B preferred stock		(3,128)		(3,128)
Dividends declared — Series C preferred stock		—		(4,240)
Dividends declared — Series D preferred stock		(8,450)		—

Balance at end of period		(238,307)		(86,058)

Accumulated Other Comprehensive Income/(Loss)
Balance at beginning of year		(115)		111
Reclassified to interest expense		21		(150)
Change in unrealized loss on derivative instruments		14		3
Foreign currency translation adjustment		(126)		22
Reclassification resulting from sale of property		57		—

Balance at end of period		(149)		(14)

Treasury Stock
Balance at beginning of year	2,390	(18,466)	—	—
Purchases of treasury shares	705	(4,622)	58	(700)
Reissuance of treasury shares	(81)	719	(37)	453

Balance at end of period	3,014	(22,369)	21	(247)

Total Shareholders’ Equity		$1,198,768		$1,367,639

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Net (Loss)/Income	$(26,504)	$21,084	$(20,319)	$32,575

Other Comprehensive Income/(Loss)
Reclassification to interest expense	15	1	21	(150)
Net unrealized gains/(losses) on derivative instruments	21	83	14	3
Foreign currency translation adjustment	10	22	(126)	22

Other comprehensive income/(loss)	46	106	(91)	(125)

Total Comprehensive (Loss)/Income	$(26,458)	$21,190	$(20,410)	$32,450

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net (loss)/income	$(20,319)	$32,575
Adjustments to reconcile net (loss)/income to net cash flow provided by operating activities:
Depreciation and amortization	87,529	77,409
Equity in earnings of unconsolidated joint venture	(1,813)	—
Gains on sales of properties	(6,903)	(34,706)
Amortization of loan costs	3,509	2,923
Write-off of loan costs, premiums and exit fees	(1,347)	5,966
Unrealized losses/(gains) on derivatives	51,389	(31)
Stock-based compensation	3,469	2,966
Minority interests in consolidated joint ventures and operating partnership	1,190	3,283
Changes in operating assets and liabilities —
Restricted cash	2,139	(26,041)
Accounts receivable and inventories	(9,962)	(17,423)
Prepaid expenses and other assets	582	(22,331)
Accounts payable and accrued expenses	(22,397)	30,638
Other liabilities	(4,853)	(8,874)

Net cash provided by operating activities	82,213	46,354

Cash Flows from Investing Activities
Acquisitions/originations of notes receivable	(39,530)	—
Proceeds from sale of notes receivable	16,165	30,046
Investment in unconsolidated joint venture	(17,769)	—
Acquisitions of hotel properties	—	(2,043,067)
Improvements and additions to hotel properties	(76,989)	(44,923)
Proceeds from sales of discontinued operations	282,605	143,907

Net cash provided by/(used in) investing activities	164,482	(1,914,037)

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	185,900	1,903,587
Repayments of indebtedness and capital leases	(332,509)	(637,572)
Payments of deferred loan costs	(856)	(14,376)
Payments of dividends	(70,087)	(41,014)
Repurchases of treasury stock	(4,594)	(700)
Payments for derivatives	(4,576)	—
Proceeds received from follow-on public offerings	—	548,249
Proceeds received from issuance of Series C preferred stock	—	193,319
Other	280	—

Net cash (used in)/provided by financing activities	(226,442)	1,951,493

Effect of foreign currency exchange rate on cash	—	22
Net increase in cash and cash equivalents	20,253	83,810
Cash and cash equivalents at beginning of year	92,271	73,343

Cash and cash equivalents at end of period	$112,524	$157,175

Supplemental Cash Flow Information
Interest paid	$83,032	$52,029
Income taxes paid	$574	$1,818

Supplemental Disclosure of Investing and Financing Activities
Note receivable contributed to unconsolidated joint venture	$5,230	$—
Hotel properties and capital leases acquired	$—	$2,706,925
Net other liabilities acquired (net of other assets acquired and cash received)	$—	$101,803
Debt assumed in acquisition	$—	$562,055
Non-cash dividends on Series C preferred stock	$—	$705
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
     Ashford Hospitality Trust, Inc. (“Ashford”) is a self-advised real estate investment trust (“REIT”) which commenced operations on August 29, 2003 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including the acquisition of six hotels (“initial properties”). Ashford owns its lodging investments and conducts its business through Ashford Hospitality Limited Partnership, the operating partnership. Ashford OP General Partner LLC, our wholly-owned subsidiary, serves as the sole general partner of our operating partnership. In this report, the terms “the Company,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In conjunction with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and asset swap, 43 of these hotels were included in our hotel property portfolio at June 30, 2008.
     As of June 30, 2008, we owned 101 hotel properties directly and six hotel properties through equity investments with joint venture partners, which represents 24,402 total rooms, or 24,060 net rooms excluding those attributable to joint venture partners. All of these hotel properties are located in the United States. As of June 30, 2008, we also wholly owned $113.0 million of mezzanine or first-mortgage loans receivable. In addition, at June 30, 2008, we had a 25% ownership in $94.1 million of mezzanine loans held in a joint venture. See Notes 3 and 6.
     For federal income tax purposes, we elected to be treated as a real estate investment trust (“REIT”), which imposes limitations related to operating hotels. As of June 30, 2008, 106 of our hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated results of operations. As of June 30, 2008, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), our primary property managers, are beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Montgomery J. Bennett, our Chief Executive Officer. As of June 30, 2008, Remington Lodging managed 43 of our 107 hotel properties while third-party management companies managed the remaining 64 hotel properties.
2. Significant Accounting Policies
     Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford, its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K to Shareholders.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2007 have been reclassified to conform to the presentation format adopted in 2008. These reclassifications have no effect on the net income or financial position previously reported.
     The following items affect our reporting comparability related to our consolidated financial statements:
•	The operations of our hotels have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

•	Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these 41 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the second quarters of 2008 and 2007 ended June 13 and June 15, respectively.
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
     Revenue Recognition — Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, and space rentals, are recognized when services have been rendered. Rental income, representing income from leasing hotel properties to third-party tenants on triple-net operating leases, is recognized on a straight-line basis over the lease terms. Interest income, representing interest on the mezzanine and first mortgage loan portfolio, is recognized when earned. Asset management fees, representing primarily asset management services performed on behalf of a related party (including services such as risk management and insurance procurement, tax assistance, franchise agreements and equipment leases negotiations, monitoring loan covenants compliance, capital and operating budgets preparation, and property litigation management), are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.
     Investments in Hotel Properties — Hotel properties are generally stated at cost. However, the initial properties contributed upon the Ashford’s formation are stated at the predecessor’s historical cost, net of any impairment charges, if any, plus a minority interest partial step-up related to the acquisition of minority interest from third parties associated with four of the initial properties. In addition, in connection with the acquisition of the 51-hotel property portfolio from CNL Hotels and Resorts, Inc. (the “CNL Portfolio”) on April 11, 2007, and subsequent asset swap completed on December 15, 2007, we own between 75% to 89% ownership interests in certain hotel properties owned by joint ventures. For these hotel properties, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the joint ventures. All improvements and additions which extend the useful life of the hotel properties are capitalized.
     Investment in Unconsolidated Joint Venture — Investment in a joint venture in which we have a 25% ownership is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income. The equity accounting method is employed due to the fact that we do not control the joint venture pursuant to the guidance provided by Emerging Issue Task Force (“EITF”) Abstract No. 04-5.
     Notes Receivable — We provide mezzanine and first-mortgage financing in the form of notes receivable, which are recorded at cost, adjusted for net origination fees and costs. Loans acquired are recorded at cost, net of any impairment charges, if any. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expected future cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
     Assets Held for Sale and Discontinued Operations — We classify assets as held for sale when management has obtained a firm commitment from a buyer, and the consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.
     Derivative Financial Instruments and Hedges — We enter into interest rate swap, floor and cap agreements to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps within our cash flow hedging strategy. We also uses non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room) and to enhance dividend coverage. Interest rate swaps designated as fair value hedges involve the exchange of fixed-rate payments for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in the fair value are recognized in earnings. We record all derivatives on the balance sheet at fair value.
     Recently Adopted Accounting Standards - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.
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
     We adopted these statements as of January 1, 2008 and the adoption did not have a material impact on our financial position and results of operations. Additional disclosures in accordance with SFAS No. 157 have been included in Note 15. We did not elect to measure additional items at fair value under SFAS No. 159.
     Recently Issued Accounting Standards — In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing accounting principles until January 1,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2009. We expect SFAS 141R will affect our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, we consummate after the effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. We are currently evaluating the effects the adoption of SFAS No. 160 will have on our financial position and results of operations.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” effective 60 days following the Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 identifies sources of accounting principles and a framework for selecting the principles to be used in preparation of financial statements that are prepared in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy). We do not expect this statement will result in a change in current practice.
3. Summary of Significant Transactions
     Investing in Mezzanine Loans — On January 22, 2008, we formed a joint venture (the “PREI JV”) with Prudential Real Estate Investors (“PREI”) to invest in structured debt and equity hotel investments in the United States. The PREI JV, which will be funded over the next two years, may ultimately be capitalized with up to $300 million from investors in a fund managed by PREI and $100 million from us. We and PREI contribute the capital required for each mezzanine investment on a 25%/75% basis, respectively. We are entitled to annual management and sourcing fees, reimbursement of expenses, and a promoted yield equal to a current 1.3x the venture yield subject to maximum threshold limitations, but further enhanced by an additional promote based upon a total net return to PREI. PREI’s equity is in a senior position on each investment. On February 6, 2008, PREI acquired a 75% interest in our $21.5 million mezzanine loan receivable, which we originated December 5, 2007, and is secured by two hotels maturing January 2018. Simultaneously, we and PREI capitalized the joint venture by contributing this $21.5 million mezzanine loan receivable to the joint venture. We do not control the joint venture, therefore, the PREI JV is not consolidated in our financial statements. See Note 6.
     In addition, during the six months ended June 30, 2008, we completed the following mezzanine loans transactions including the loans acquired through the PREI JV ($ in thousands):

				Original	Discounted	Percentage of	Amount
Source	Interest Rate	Maturity	Collateral	Principal	Price	Ownership	Recorded
Company originated	LIBOR + 9%	2011	1 hotel	$7,056	$—	100%	$7,056
Company acquired	LIBOR + 9.66%	2017	1 hotel	38,000	32,956	100%	32,956
PREI JV acquired (1)	LIBOR + 2.75%	2010	29 hotels	84,032	69,904	25%	17,476

(1)	Reported as “Investment in unconsolidated joint venture” in the accompanying financial statements.
     Subsequent to June 30, 2008, we acquired a 100% ownership in a mezzanine loan with a principal amount of $164.0 million and an interest rate of LIBOR plus 2.5% for $98.4 million plus accrued interest.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Sales of Properties — During the six months ended June 30, 2008, we completed the sale of five hotel properties and an office building for an aggregate sales price of $288.9 million. Net proceeds from the sales were $282.6 million and a net gain of $6.9 million was recorded. Based on the portfolio refinancing agreement, we were required to repay a total of $332.5 million in outstanding debt with the sales proceeds and some corporate funds. In connection with the repayments of the debt, we wrote off unamortized loan costs of $739,000 and debt premiums of $2.1 million.
     In July 2008, we completed the sale of two other hotel properties that were classified as held for sale at June 30, 2008.
     Interest Rate Swap Transactions — During the first quarter of 2008, we changed our debt strategy to capitalize on the historical correlation between changes in LIBOR and RevPAR and to enhance dividend coverage. In connection with this strategy, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. The upfront cost of the swap, LIBOR cap, and floor transactions was $4.6 million. During the second quarter of 2008, the counter party sold a portion of the interest rate swap and interest rate cap notional amounts of $325.0 million and $180.6 million, respectively, to a third party and refunded $484,000 of the transaction price in July 2008. The net fair value at June 30, 2008 was a liability of $47.2 million. See Note 11.
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Land	$553,336	$567,438
Buildings and improvements	3,110,661	3,226,708
Furniture, fixtures and equipment	345,921	278,598
Construction in progress	10,827	68,569

Total cost	4,020,745	4,141,313
Accumulated depreciation	(331,832)	(255,576)

Investment in hotel properties, net	$3,688,913	$3,885,737

     During the six months ended June 30, 2008, an intangible asset of $10.7 million relating to advance bookings preliminarily recorded in connection with the CNL Acquisition was reclassified to buildings as a result of a third-party valuation. We finalized the allocation of the CNL Acquisition purchase price in the second quarter of 2008 based on the final appraisals performed by a third-party appraiser.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Notes Receivable
     Notes receivable consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Mezzanine loan secured by various mortgage-backed securities sponsored by government agencies, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest-only payments through maturity	$11,000	$11,000
Mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	4,000	4,000
Mezzanine loan secured by one hotel property, matures September 2008, with a one-year extension option, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	3,000	3,000
First mortgage loan secured by one hotel property, matures October 2008, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
Mezzanine loan secured by 105 hotel properties, matures April 2009, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,694	25,694
Mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity	7,000	7,000
Mezzanine loan secured by one hotel property, matures December 2009, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity	4,000	4,000
Mezzanine loan secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity (1)	—	21,500
Mezzanine loan secured by one hotel property, matures January 2011, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	7,056	—
Mezzanine loan secured by one hotel property, matures June 2017, at an interest rate of LIBOR plus 9.66%, with interest-only payments through maturity	33,172	—

Gross notes receivable	113,122	94,394
Deferred income, net	(92)	(169)

Net notes receivable	$113,030	$94,225

Weighted average interest rate	11.2%	12.4%

(1)	This note was contributed to the PREI JV at its formation. We own a 25% interest in the joint venture which is reported as “Investment in unconsolidated joint venture” at June 30, 2008.
     In general, our notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturities. We expect that the $4.0 million note due July 2010, at an interest rate of 14%, will be repaid in August 2008. At June 30, 2008, all notes receivable were current and no reserves for loan losses were recorded.
     In July 2008, we acquired a mezzanine loan with a principal amount of $164.0 million and at an interest rate of LIBOR plus 2.5% for $98.4 million plus accrued interest.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Investment in Unconsolidated Joint Venture
     We have a 25% of ownership in the PREI JV which invests in mezzanine loans (see Note 3). At June 30, 2008, our investment in the PREI JV (see Note 3) consisted of the following (in thousands):

25% of a mezzanine loan at par value secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	$5,356
25% of a mezzanine loan acquired at discounted price (face value of $84,032), secured by 29 hotel properties, matures August 2010 with two one-year extension options, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	18,167
Others, net	(419)
Equity earnings in joint venture	1,813

Total	$24,917

7. Assets Held for Sale and Discontinued Operations
     The following table summarizes the operating results of the discontinued operations for the three and six months ended June 30, 2008 and 2007 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Number of properties:
Properties designated as held for sale at end of period	2	17	2	17
Properties sold during the period	3	12	6	14

Total included in discontinued operations	5	29	8	31

Results of operations:
Operating revenues	$21,520	$64,754	$43,373	$87,233
Operating expenses	16,316	46,955	35,761	64,421

Operating income	5,204	17,799	7,612	22,812
Depreciation and amortization	(1,125)	(10,138)	(3,407)	(11,354)
Gain on sales of properties	6,015	33,317	6,903	34,706
Interest expense and amortization of loan costs	(1,058)	(6,347)	(2,684)	(7,338)
Write-off of loan costs, premiums and exit fees	(515)	(1,679)	1,347	(1,891)

Income before income taxes and minority interest	8,521	32,952	9,771	36,935
Provision for income taxes	(209)	(7,065)	(209)	(7,550)
Minority interest in earnings of operating partnership	(666)	(2116)	(757)	(2,508)

Income from discontinued operations	$7,646	$23,771	$8,805	$26,877

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Indebtedness
     Indebtedness consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Mortgage loan secured by 25 hotel properties, matures between July 1, 2015 and February 1, 2016, at an average interest rate of 5.42%	$455,115	$455,115
Mortgage loan secured by 16 hotel properties, matures between December 11, 2014 and December 11, 2015, at an average interest rate of 5.73%	211,475	211,475
Mortgage loan secured by 28 hotel properties, matures April 11, 2017, at an average fixed interest rate of 5.95%	928,465	928,465
Loan secured by 13 hotel properties, matures May 2009, at an interest rate of LIBOR* plus 1.65%, with three one-year extension options	213,889	213,889
Secured credit facility secured by mezzanine notes receivable, matures April 9, 2010, at an interest rate of LIBOR* plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, with two one-year extension options	65,000	65,000
Term loan secured by one hotel property, matures October 2008, at an interest rate of LIBOR* plus 2.0%, with three one-year extension options(1)	—	47,450
Mortgage loan secured by one hotel property, matures December 1, 2017, at interest rates of 7.39% at June 30, 2008 and 7.24% at December 31, 2007, with a remaining premium of approximately $1.5 million	50,430	52,474
Mortgage loan secured by one hotel property, matures December 8, 2016, at an interest rate of 5.81%	101,000	101,000
Mortgage loan secured by five hotel properties, matures December 11, 2009, at an interest rate of LIBOR* plus 1.72%, with two one-year extension options	185,900	184,000
Mortgage loan secured by one hotel property, matures August 1, 2010, at an interest rate of 8.08%	—	45,752
Mortgage loan secured by one hotel property, matures June 1, 2011, at an interest rate of LIBOR* plus 2%	19,740	42,185
Mortgage loan secured by one hotel property, matures July 1, 2008, at an interest rate of 5.67%	—	31,670
Mortgage loan secured by one hotel property, matures January 1, 2011, at an interest rate of 8.32%	6,034	6,102
Mortgage loan secured by one hotel property, matures January 1, 2023, at an interest rate of 7.78%	8,076	8,187
TIF loan secured by one hotel property, matures June 30, 2018, at an interest rate of 12.85%	7,783	7,783
Mortgage loan secured by one hotel property, matures April 1, 2009, at an interest rate of 5.6%	29,758	30,118
Mortgage loan secured by one hotel property, matures April 5, 2011, at an interest rate of 5.47%	67,175	67,910
Mortgage loan secured by one hotel property, matures March 1, 2010, at an interest rate of 5.95%	75,000	75,000
Mortgage loan secured by two hotel properties, matures January 1, 2009, at an interest rate of 5.5%	127,200	127,200

Total	2,552,040	2,700,775
Indebtedness related to assets held for sale	(11,134)	(61,229)

Indebtedness related to continuing operations	$2,540,906	$2,639,546

*	LIBOR rates were 2.46% and 4.6% at June 30, 2008 and December 31, 2007, respectively.

(1)	This note was repaid upon the sale of the related hotel property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     On August 6, 2008, we refinanced the $127.2 million mortgage loan maturing in 2009 secured by two hotel properties with a new $160.0 million loan. The new loan has an interest rate of LIBOR plus 2.75% and is for a three year term with two one-year extension options.
9. Minority Interests
     Minority Interest in Consolidated Joint Ventures — Minority joint venture partners had ownership ranging from 11% to 25% of six hotel properties at June 30, 2008.
     Minority Interest in Operating Partnership — During the six months ended June 30, 2008, we issued 1,056,000 operating partnership units in the form of long term incentive partnership units (“LTIP”) for $0.05 per unit to our executives. These units are vesting at specified rates between 2008 and 2012. Upon vesting, each LTIP unit can be redeemed for one unit of the operating partnership which then can be settled in Ashford’s common share or cash at Ashford’s discretion. These units had an aggregate value of $6.6 million at the date of grant and which is being amortized over the vesting period. We recognized compensation expense of $362,000 and $405,000 for the three and six months ended June 30, 2008, respectively, related to the units granted. The unamortized value of the LTIP units was $6.2 million at June 30, 2008 with a weighted average remaining vesting period of approximately 3.1 years.
     During the six months ended June 30, 2008, we declared cash dividends of $444,000, or $0.21 per unit per quarter, related to the LTIP units that were recorded as a reduction of the minority interest in operating partnership.
     At June 30, 2008 and December 31, 2007, operating partnership unit holders represented minority ownership of 10.74% and 9.98% in the operating partnership, respectively.
10. Income/(Loss) Per Share
     Basic income/(loss) per common share is calculated by dividing net income/(loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted income/(loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. The following table reconciles the amounts used in calculating basic and diluted income/(loss) per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(Loss)/income from continuing operations	$(34,150)	$(2,687)	$(29,124)	$5,698
Less: Preferred dividends	(7,018)	(7,033)	(14,036)	(9,826)

(Loss) from continuing operations available to common shareholders	(41,168)	(9,720)	(43,160)	(4,128)
Income from discontinued operations	7,646	23,771	8,805	26,877

Net (loss)/income available to common shareholders	$(33,522)	$14,051	$(34,355)	$22,749

Total weighted average basic and diluted shares	118,911	108,138	118,870	90,275

(Loss)/income per share:
Basic —
(Loss) from continuing operations	$(0.34)	$(0.09)	$(0.36)	$(0.05)
Income from discontinued operations	0.06	0.22	0.07	0.30

Net (loss)/income	$(0.28)	$0.13	$(0.29)	$0.25

Diluted —
(Loss) from continuing operations	$(0.34)	$(0.09)	$(0.36)	$(0.05)
Income from discontinued operations	0.06	0.22	0.07	0.30

Net (loss)/income	$(0.28)	$0.13	$(0.29)	$0.25

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to their anti-dilutive effect, the computation of diluted income/(loss) per share does not reflect the adjustments for the following items for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(Loss)/income from continuing operations available to common shareholders:
Minority interest in (loss)/income of operating partnership	$(2,891)	$(137)	$(2,351)	$1,298
Dividends to Preferred B shares	1,564	1,564	3,128	3,128

Total	$(1,327)	$1,427	$777	$4,426

Diluted shares:
Number of shares from assumed conversion of Preferred B shares	7,448	7,448	7,448	7,448
Assumed conversion of weighted outstanding operating partnership units	14,394	13,512	13,928	13,512
Incremental dilutive shares from restricted stock awards	6	66	5	464

Total	21,848	21,026	21,381	21,424

11. Derivatives and Hedging Activities
     We enter into interest rate swaps to manage the impact of interest rate fluctuations on our results of operations and cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR and to enhance dividend coverage. In March 2008, we executed a five-year interest swap on $1.8 billion of our existing fixed-rate debt at a weighted average interest rate of 5.84% for floating-rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. We paid $4.1 million to enter into these transactions (after a $484,000 refund in July 2008, from the counter party for selling notional amounts of $325.0 million of the interest rate swap and $180.6 million of the interest rate cap to another third party.) These derivatives are reported net in our consolidated balance sheets in accordance with FASB Interpretation No. 39 (“FIN 39”), “Offsetting Amounts Related to Certain Contract.” At June 30, 2008, the net fair value of these derivatives was a liability of $47.3 million. Because these derivatives were not designated and did not qualify as hedges, the gains or losses from changes in fair value are recognized in earnings. For the three and six months ended June 30, 2008, unrealized losses of $55.4 million and $51.4 million were recognized for the fair value changes.
     In addition to the above, we had seven interest rate caps with a notional amount totaling $669.5 million and interest rates ranging from 6.0% to 7.0%. Of these interest rate caps, $212.0 million was designated as cash flow hedges and the remaining $457.5 million did not meet the applicable hedge accounting criteria. At June 30, 2008, these derivatives had a fair value of $37,000, which is included in “Other assets” on the consolidated balance sheet. For the three and six months ended June 30, 2008, unrealized gains of $8,000 and $2,000, respectively, were recognized for the fair value changes. For the three and six months ended June 30, 2007, unrealized gains of $66,000 and $31,000, respectively, were recognized for the fair value changes. During the next twelve months, we expect $105,000 of accumulated other comprehensive loss will be reclassified to interest expense.
12. Capital Stock and Stock-Based Compensation
     Common Stock Repurchases — Pursuant to our stock repurchase plan, we repurchased 700,800 shares of our common stock for approximately $4.6 million during the six months ended June 30, 2008. In addition, we acquired 4,854 shares of our common stock as partial tax payments for shares issued under our stock-based compensation plan.
     Stock Related Grants and Stock-Based Compensation — During the six months ended June 30, 2008, we granted 81,070 shares of our common stock to our directors, executive officers and certain employees under our restricted stock-based compensation plan. These shares had a weighted average grant date value of $6.16 per share.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     During the three and six months ended June 30, 2008, we recognized compensation expense of $1.9 million and $3.5 million, respectively, related to our stock-based compensation plan. During the three and six months ended June 30, 2007, we recognized such expense of $1.9 million and $3.0 million, respectively. As of June 30, 2008, the unamortized value of the unvested shares of restricted stock was $9.0 million with an average remaining vesting period of approximately 2.2 years.
     Dividends — Common stock and unit dividends. During the six months ended June 30, 2008, we declared cash dividends of $54.4 million, or $0.21 per share per quarter, to both common shareholders and common unit holders.
     Series A Cumulative Preferred dividends. During the six months ended June 30, 2008, we declared cash dividends of $2.5 million, or $0.5344 per share per quarter, to Series A preferred stockholders.
     Series B Preferred dividends. During the six months ended June 30, 2008, we declared cash dividends of $3.1 million, or $0.21 per share per quarter, to Series B preferred stockholders. We also declared cash dividends of $1.4 million to Series B unit holders.
     Series D Cumulative Preferred dividends. During the six months ended June 30, 2008, we declared cash dividends of $8.5 million, or $0.528125 per share per quarter, to Series D preferred stockholders.
13. Commitments and Contingencies
     Restricted Cash — Under certain management and debt agreements existing at June 30, 2008, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt agreement, we escrow 4% to 6% of gross revenue for capital improvements.
     Franchise Fees — Under franchise agreements existing at June 30, 2008, we pays franchisors royalty fees between 2.5% and 6% of gross room revenue as well as fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we terminate a franchise prior to its expiration date, we may be liable for up to three times the average annual franchise fees incurred for that property.
     Management Fees — Under management agreements existing at June 30, 2008, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2008 through 2027, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
     Litigation — We are currently subject to litigation arising in the normal course of our business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, management believes we have adequate insurance in place to cover any such significant litigation.
14. Segment Reporting
     We presently operate in two business segments within the hotel lodging industry: direct hotel investing and hotel financing. Direct hotel investing refers to owning hotels through either acquisition or new development. Management reports operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
owning subordinate hotel-related mortgages through acquisition or origination. We do not allocate corporate-level accounts to our operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, income taxes, and minority interest.
     For the three and six months ended June 30, 2008 and 2007, financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investing	Financing	Corporate	Consolidated
Three Months Ended June 30, 2008:
Total revenues	$315,142	$3,216	$—	$318,358

Total hotel expenses	197,797	—	—	197,797
Property taxes, insurance and other	16,802	—	—	16,802
Depreciation and amortization	40,077	—	—	40,077
Corporate general and administrative	—	—	8,365	8,365

Total expenses	254,676	—	8,365	263,041

Operating income/(loss)	60,466	3,216	(8,365)	55,317
Equity earnings of unconsolidated joint venture	—	1,287	—	1,287
Interest income	—	—	351	351
Other income	—	—	2,569	2,569
Interest expense and amortization of loan costs	—	—	(38,090)	(38,090)
Unrealized losses on derivatives	—	—	(55,438)	(55,438)

Income/(loss) before income taxes, minority interests and discontinued operations	60,466	4,503	(98,973)	(34,004)
Income tax expense	—	—	(319)	(319)
Minority interests in earnings of consolidated joint ventures	—	—	(2,718)	(2,718)
Minority interests in losses of operating partnership	—	—	2,891	2,891

Income/(loss) from continuing operations	$60,466	$4,503	$(99,119)	$(34,150)

Three Months Ended June 30, 2007:
Total revenues	$291,458	$2,866	$—	$294,324

Total hotel expenses	183,760	—	—	183,760
Property taxes, insurance and other	15,184	—	—	15,184
Depreciation and amortization	50,075	—	—	50,075
Corporate general and administrative	—	—	7,148	7,148

Total expenses	249,019	—	7,148	256,167

Operating income/(loss)	42,439	2,866	(7,148)	38,157
Interest income	—	—	975	975
Interest expense and amortization of loan costs	—	—	(39,122)	(39,122)
Write-off of loan costs	—	—	(3,585)	(3,585)
Unrealized gains on derivatives	—	—	66	66

Income/(loss) before income taxes, minority interests and discontinued operations	42,439	2,866	(48,814)	(3,509)
Income tax benefit	—	—	162	162
Minority interests in losses of consolidated joint ventures	—	—	523	523
Minority interests in losses of operating partnership	—	—	137	137

Income/(loss) from continuing operations	$42,439	$2,866	$(47,992)	$(2,687)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investing	Financing	Corporate	Consolidated
Six Months Ended June 30, 2008:
Total revenues	$611,625	$6,472	$—	$618,097

Total hotel expenses	390,953	—	—	390,953
Property taxes, insurance and other	32,047	—	—	32,047
Depreciation and amortization	84,121	—	—	84,121
Corporate general and administrative	—	—	16,069	16,069

Total expenses	507,121	—	16,069	523,190

Operating income/(loss)	104,504	6,472	(16,069)	94,907
Equity earnings in unconsolidated joint venture	—	1,813	—	1,813
Interest income	—	—	897	897
Other income	—	—	2,865	2,865
Interest expense and amortization of loan costs	—	—	(77,055)	(77,055)
Unrealized losses on derivatives	—	—	(51,389)	(51,389)

Income/(loss) before income taxes, minority interests and discontinued operations	104,504	8,285	(140,751)	(27,962)
Income tax expense	—	—	(729)	(729)
Minority interests in earnings of consolidated joint ventures	—	—	(2,784)	(2,784)
Minority interests in losses of operating partnership	—	—	2,351	2,351

Income/(loss) from continuing operations	$104,504	$8,285	$(141,913)	$(29,124)

Six Months Ended June 30, 2007:
Total revenues	$434,989	$6,221	$—	$441,210

Total hotel expenses	277,685	—	—	277,685
Property taxes, insurance and other	22,972	—	—	22,972
Depreciation and amortization	66,055	—	—	66,055
Corporate general and administrative	—	—	11,741	11,741

Total expenses	366,712	—	11,741	378,453

Operating income/(loss)	68,277	6,221	(11,741)	62,757
Interest income	—	—	1,473	1,473
Interest expense and amortization of loan costs	—	—	(54,869)	(54,869)
Write-off of loan costs	—	—	(4,075)	(4,075)
Unrealized gains on derivatives	—	—	31	31

Income/(loss) before income taxes, minority interests and discontinued operations	68,277	6,221	(69,181)	5,317
Income tax benefit	—	—	1,156	1,156
Minority interests in losses of consolidated joint ventures	—	—	523	523
Minority interests in earnings of operating partnership	—	—	(1,298)	(1,298)

Income/(loss) from continuing operations	$68,277	$6,221	$(68,800)	$5,698

15. Fair Value Measurements
     On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset and liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     Currently, we use interest rate swaps, interest rate floors and interest rate caps (collectively, the “interest rate derivatives”) to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The variable cash payments/receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
     We have determined that when majority of the inputs used to value our derivatives fall within Level 2 of their value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counter-parties, are significant to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. For the interest rate swap valuation, the Level 3 input relating to the credit spreads represented approximately 14.8% of the fair value at June 30, 2008, which we consider is significant to the overall valuation of the swap, therefore, the valuation of the interest rate swap of a $57.9 million liability in its entirety is reported as a Level 3 valuation.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Price
	In Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Non-hedge derivatives:
Interest rate cap	$—	$14,706	$—	$14,706
Other interest rate derivatives	—	37	—	37

	$—	$14,743	$—	$14,743

Liabilities
Interest rate swap	$—	$—	$(57,893)	$(57,893)
Interest rate floor	—	(4,112)	—	(4,112)

	$—	$(4,112)	$(57,893)	$(62,005)

     The reconciliation of the beginning and ending balances of the derivatives that were measured using significant unobservable inputs is as follows (in thousands):

	Fair Value Measurements using Significant
	Unobservable Inputs
	Three Months Ended	Six Months Ended
	2008	2008

Interest Rate Swap
Balance at beginning of period	$11,921	$—
Purchase/(refund)	(484)	4,192
Total losses included in income from continuing operations	(69,330)	(62,085)

Balance at end of period	$(57,893)	$(57,893)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EXECUTIVE OVERVIEW
     We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering and related formation transactions on August 29, 2003. At June 30, 2008, we owned interests in 107 hotel properties, which included direct ownership in 101 hotel properties and between 75-89% interests in six hotel properties through equity investments with joint venture partners. Of these hotels, 43 were acquired in 2007. As of June 30, 2008, 105 of the 107 hotels were classified in continuing operations. In addition, at June 30, 2008, we owned $113.0 million of mezzanine or first-mortgage loans receivable and a 25% interest in a joint venture with Prudential Real Estate Investors (“PREI”) formed in January 2008 (the “PREI JV”). The joint venture owned $94.1 million of mezzanine loans at June 30, 2008. See Notes 3 and 6 of Notes to Consolidated Financial Statements.
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
     During the first quarter of 2008, we changed our debt strategy to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue Per Available Room) and to enhance dividend coverage. In connection with this strategy, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. In connection with these transactions, we recorded other income of $2.6 million and $2.9 million for interest savings for the three and six months ended June 30, 2008, respectively, and recorded net unrealized losses of $55.4 million and $51.4 million for the three and six months ended June 30, 2008, respectively, for the change in the market value of these derivatives.
CRITICAL ACCOUNTING POLICIES
     We formed the PREI joint venture and entered into interest rate swap, cap and floor transactions during the six months ended June 30, 2008. The accounting policies related to these transactions are as follows. There have been no other significant accounting policies employed during the six months ended June 30, 2008.
Investment in Unconsolidated Joint Venture — Investment in a joint venture in which we have a 25% ownership is accounted for under the equity method of accounting by recording our initial investment and our percentage of interest in the joint venture’s net income. The equity accounting method is employed due to the fact that we do not control the joint venture pursuant to the guidance provided by Emerging Issue Task Force (“EITF”) Abstract No. 04-5.
Derivative Financial Instruments and Hedges - We enter into interest rate swap agreements to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily uses interest rate swaps and caps within our cash flow hedging strategy. We also uses non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room) and to enhance dividend coverage. Interest rate swaps designated as fair value hedges involve the exchange of fixed-rate payments for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in the fair value are recognized in earnings. We record all derivatives on the balance sheet at fair value.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing accounting principles until January 1, 2009. We expect SFAS 141R will affect our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, we consummate after the effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements", effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. We are currently evaluating the effects the adoption of SFAS No. 160 will have on our financial position and results of operations.

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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” effective 60 days following the Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 identifies sources of accounting principles and framework for selecting the principles to be used in preparation of financial statements that are prepared in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP Hierarchy). We do not expect this statement will result in a change in current practice.
RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended					Six Months Ended
	June 30,		Favorable/(Unfavorable)			June 30,		Favorable/(Unfavorable)
	2008	2007	$ Change	%Change		2008	2007	$ Change	%Change
Total revenue	$318,358	$294,324	$24,034	8.2%		$618,097	$441,210	$176,887	40.1%
Total hotel expenses	(197,797)	(183,760)	(14,037)	(7.6)%		(390,953)	(277,685)	(113,268)	(40.8)%
Property taxes, insurance and other	(16,802)	(15,184)	(1,618)	(10.7)%		(32,047)	(22,972)	(9,075)	(39.5)%
Depreciation and amortization	(40,077)	(50,075)	9,998	20.0%		(84,121)	(66,055)	(18,066)	(27.3)%
Corporate general and administrative	(8,365)	(7,148)	(1,217)	(17.0)%		(16,069)	(11,741)	(4,328)	(36.9)%
Operating income	55,317	38,157	17,160	45.0%		94,907	62,757	32,150	51.2%
Equity in earnings of unconsolidated joint venture	1,287	—	1,287	—	*	1,813	—	1,813	—	*
Interest income	351	975	(624)	(64.0)%		897	1,473	(576)	(39.1)%
Other income	2,569	—	2,569	—	*	2,865	—	2,865	—	*
Interest expense and amortization of loan costs	(38,090)	(39,122)	1,032	2.6%		(77,055)	(54,869)	(22,186)	(40.4)%
Write-off of loan costs and exit fees	—	(3,585)	3,585	—	*	—	(4,075)	4,075	—	*
Unrealized gains (losses) on derivatives	(55,438)	66	(55,504)	—	*	(51,389)	31	(51,420)	—	*
Income tax (expense)/benefit	(319)	162	(481)	—	*	(729)	1,156	(1,885)	—	*
Minority interest in (earnings)/losses of consolidated joint ventures	(2,718)	523	(3,241)	—	*	(2,784)	523	(3,307)	—	*
Minority interest in losses/(earnings) of operating partnership	2,891	137	2,754	—	*	2,351	(1,298)	3,649	—	*
(Loss)/income from continuing operations	(34,150)	(2,687)	(31,463)	—	*	(29,124)	5,698	(34,822)	—	*
Income from discontinued operations, net	7,646	23,771	(16,125)	(67.8)%		8,805	26,877	(18,072)	(67.2)%
Net (loss)/income	(26,504)	21,084	(47,588)	—	*	(20,319)	32,575	(52,894)	—	*

*	Not meaningful.
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In conjunction with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and asset swap, 43 of these hotels were included in our hotel property portfolio at June 30, 2008. In the second quarter of 2008, we finalized the allocation of the CNL Acquisition purchase price. These hotels are referred to as non-comparable hotels in the following discussions as we did not own these properties for the entire three and six months ended June 30, 2007.

     The 43 non-comparable hotels that are included in continuing operations contributed the following for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenue	$157,425	$133,455	$309,673	$133,452
Total operating income	$29,219	$8,934	$49,533	$8,747
     Income from continuing operations includes the operating results of 62 hotel properties that we have owned throughout the entire three and six months ended June 30, 2008 and 2007 (the “comparable hotels”). The following table illustrates the key performance indicators of the comparable hotels for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenue (in thousands)	$156,796	$157,672	$300,510	$300,874
Total operating income (in thousands)	$30,342	$33,174	$53,545	$58,867
RevPAR (revenue per available room)	$107.43	$107.80	$102.37	$103.34
Occupancy	76.1%	79.1%	72.30%	75.8%
ADR (average daily rate)	$141.13	$136.24	$141.59	$136.28
Comparison of the Three Months Ended June 30, 2008 with Three Months Ended June 30, 2007
     Revenue. Total revenue for the three months ended June 30, 2008 (the “current quarter”) increased $24.0 million, or 8.2%, to $318.3 million from $294.3 million for the three months ended June 30, 2007 (the “prior year quarter”). The increase was substantially due to the $24.0 million in incremental revenues attributable to the 43 non-comparable hotels, which is offset by an $876,000 decrease in revenues from comparable hotels. Mezzanine loans originated and acquired after June 30, 2007 contributed a $350,000 increase in interest income from notes receivable. Fees received from certain asset management consulting agreements we entered into after June 30, 2007 also contributed $590,000 to the increase.
     Room revenues at comparable hotels for the current quarter decreased $355,000, or 0.3%, compared to the prior year quarter, primarily due to a slight decrease in RevPAR from $107.80 to $107.43 driven by 3.0% decrease in occupancy principally as a result of five hotel properties being under renovation. The effect of decreased occupancy is partially offset by a 3.6% increase in ADR. Excluding the five hotel properties under renovation, the remaining 57 comparable hotel properties’ RevPAR increased from $104.72 in the prior year quarter to $106.24 in the current quarter driven by a 3.2% increase in ADR which effect is partially offset by a 1.3% decrease in occupancy. Due to the uncertain economy, many hotels experienced lower occupancy rate, however, the lower occupancy is mostly offset by moderate increases in ADR which is consistent with industry trends. Certain hotels benefited from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels reduced room availability, which offset these increases.
     Food and beverage revenues increased $3.7 million in the current quarter compared to the prior year quarter primarily due to a $4.4 million contribution from the non-comparable hotels. This increase is partially offset by a decrease of $676,000 at comparable hotels which is attributable to decline in group bookings, corporate banquet and catered events.
     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired in April 2007, which is leased to a third-party tenant on a triple-net basis.
     Other revenues for the current quarter increased $770,000 compared to the prior year quarter due primarily to a $615,000 increase attributable to the non-comparable hotels. Other revenues at comparable hotels reported a slight increase of $155,000.
     Interest income from notes receivable increased $350,000 for the current quarter compared to the prior year quarter. The increase is attributable to the acquisition and origination of new mezzanine loans during the first quarter totaling $45.1 million in principal balance which accounted for $1.3 million of the increase. The increase was partially offset by the decline in LIBOR rates during the current quarter. Weighted average interest rates of our mezzanine loans at June 30, 2008 and 2007 were 11.2% and 12.5%, respectively.
     Asset management fees and other increased $590,000 during the current quarter. The increase is primarily related to a sourcing fee of $442,000 from PREI JV and a consulting fee of $131,000 from a consulting agreement we entered into in December 2007 in connection with an asset swap transaction.
     Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased $14.0 million, or 7.6%, for the current quarter compared to the prior year quarter, primarily due to $14.9 million of expenses associated with the non-comparable hotels. In addition, hotel operating expenses at comparable hotels experienced a decrease of $843,000, or 0.8%, for the current quarter compared to the prior year quarter. Management has instituted better cost controls to mitigate the effects of lower revenue.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $1.6 million, or 10.7%, for the current quarter compared to the prior year quarter due to $1.3 million of expenses associated with the non-comparable hotels. Property taxes, insurance, and other expense experienced a slight increase of $363,000 in the current quarter compared to the prior year quarter. Property taxes increased $609,000 for the comparable hotels due to appraised property values increasing significantly at certain hotels, which is offset by a decline in insurance expense as new insurance policies were negotiated effective June 1, 2007.
     Depreciation and Amortization. Depreciation and amortization decreased $10.0 million, or 20.0%, for the current quarter compared to the prior year quarter. The decrease is primarily attributable to the asset value adjustments related the non-comparable hotels. During the current quarter, we finalized the allocation of the purchase price of the CNL Acquisition which resulted in adjustments to asset values and the reclassification of certain assets into asset groups that have longer useful lives. These adjustments were based on the final appraisals performed by a third-party appraiser and accounted for approximately $8.2 million of the decrease. In addition, assets fully depreciated since June 30, 2007 accounted for $2.5 million of the decrease which is partially offset by depreciation on capital improvements made at several comparable hotels since March 31, 2007.
     Corporate General and Administrative. Corporate general and administrative expense increased to $8.4 million for the current quarter compared to $7.1 million for the prior year quarter. These expenses include non-cash stock-based compensation expense of $1.9 million for both current and the prior year quarters. Excluding the non-cash stock-based compensation, these expenses increased $1.3 million in the current quarter compared to the prior year quarter primarily due to the increase in headcount as a result of the CNL Acquisition.
     Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of the PREI JV of $1.3 million represents our 25% of the earnings from the PREI JV. The earnings are primarily generated from the interest earned on the mezzanine notes. At June 30, 2008, the PREI JV owned $94.1 million of mezzanine notes.
     Interest Income. Interest income decreased $624,000 for the current quarter compared to the prior year quarter primarily due to the decrease in average cash balances coupled with the decline in short-term interest rates.
     Other Income. Other income of $2.6 million represents the interest income on the non-designated interest rate swap transaction that we entered into in March 2008.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $1.0 million to $38.1 million for the current quarter from $39.1 million for the prior year quarter. The decrease is primarily attributable to a decrease in interest expense on our variable rate debt as a result of lower LIBOR rates during the current quarter. This decrease is partially offset by the higher average debt balance outstanding during the current quarter.
     Write-off of Loan Cost and Exit Fees. During the prior year quarter, we repaid the balance and terminated a $150 million credit facility. We also paid off our then outstanding loans totaling $505.1 million. In connection with these pay-offs, we wrote-off unamortized loan costs of $3.6 million. No such costs or fees were incurred in the current quarter.

     Unrealized (Losses)/Gains on Derivatives. In March 2008, we entered into interest rate swap, floor and cap transactions that were not designated as hedges. As a result, the changes in market value of these derivatives are included in the earnings. During the current quarter, we recorded unrealized losses of $55.4 million on these derivatives as a result of the LIBOR future curve used in determining the fair values turning significantly upward during the current quarter. Unrealized gains were $8,000 and $66,000 for the current quarter and prior year quarter, respectively, on other interest rate caps that we entered into previously. See Note 3 and Note 11 of Notes to Consolidated Financial Statements.
     The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The variable cash payments/receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
     Income Tax/(Expense) Benefit. Income tax expense was $319,000 for the current quarter. For the prior year quarter, we recorded a $162,000 income tax benefit in connection with the TRS loss for the quarter. The 2008 tax expense consisted primarily of certain state taxes assessed on partnership subsidiaries and the new Texas margin tax. No potential future benefit was recorded during the current quarter as the TRS do not have sufficient historical earnings on which to base a potential future benefit.
     Minority Interests in Earnings of Consolidated Joint Ventures. Minority interests represent the joint venture partners who have ownerships between 11% to 25% in six hotel properties owned and operated by our consolidated joint ventures. We acquired these joint ventures in connection with the CNL Acquisition in April 2007. Income from consolidated joint ventures allocated to the minority interests was $2.7 million for the current quarter. For the prior year quarter a loss of $523,000 from these joint ventures was allocated to the minority interests.
     Minority Interest in Losses/(Earnings) of Operating Partnership. Minority interest in operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership which is an allocation of net income/(loss) available to common shareholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus dividends related to these limited partners’ Class B unit holdings. Losses from continuing operations allocated to these limited partners were $2.9 million and $137,000 for the current quarter and the prior year quarter, respectively. Income from discontinued operations allocated to these limited partners was $666,000 and $2.1 million for the current quarter and the prior year quarter, respectively.
     Income from Discontinued Operations. Included in income from discontinued operations were gains of $6.0 million and $33.3 million from hotel sales for the current quarter and the prior year quarter, respectively. Operating results of discontinued operations also reflected interest and related debt expense of $1.1 million and $6.3 million for the current quarter and the prior year quarter, respectively. In addition, unamortized loan costs of $515,000 and $1.7 million in the current quarter and the prior year quarter, respectively, were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt.
Comparison of the Six Months Ended June 30, 2008 with Six Months Ended June 30, 2007
     Revenue. Total revenue for the six months ended June 30, 2008 (the “current period”) increased $176.9 million, or 40.1%, to $618.1 million from $441.2 million for the six months ended June 30, 2007 (the “prior year period”). The increase was substantially due to $176.2 million in incremental revenues attributable to the non-comparable hotels. Total revenue from comparable hotels slightly decreased $364,000. Mezzanine loans originated and acquired after June

30, 2007 contributed a $251,000 increase in interest income from notes receivable. Fees received from certain asset management consulting agreements we entered into after June 30, 2007 contributed $779,000 of the increase.
     Room revenues at comparable hotels for the current period decreased $1.1 million, or 0.5%, compared to the prior year period, primarily due to a slight decrease in RevPAR from $103.34 to $102.37 driven by a 3.5% decrease in occupancy principally as a result of five hotel properties being under renovation. The effect of decreased occupancy is partially offset by a 3.9% increase in ADR. Excluding the five hotel properties under renovation, the remaining 57 comparable hotels RevPAR increased slightly from $101.74 in the prior year period to $103.08 in the current period driven by a 3.8% increase in ADR which is partially offset by a 1.8% decrease in occupancy rate.
     Food and beverage revenues at comparable hotels for the current period increased $792,000, or 1.3% compared to the prior year period, primarily due to better pricing mix implemented in the first quarter and increased banquets and convention business at certain hotels. This positive impact is partially offset by the effect of decreased occupancy. The remainder of the increase is primarily due to the non-comparable hotels that are included in continuing operations.
     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired in April 2007, which is leased to a third-party tenant on a triple-net basis.
     Other revenues for the current period increased $9.2 million compared to the prior year period due primarily to the $9.3 million attributable to the non-comparable hotels.
     Interest income from notes receivable increased $251,000 for the current period compared to the prior year period. The increase is attributable to the acquisition and origination of new mezzanine loans during the first quarter totaling $45.1 million in principal balance. The increase was substantially offset by the decline in LIBOR rates during the current period as compared to prior year period.
     Asset management fees and other increased $779,000 during the current period. The increase is primarily related to a sourcing fee of $442,000 from PREI JV and a consulting fee of $261,000 from a consulting agreement we entered into in December 2007 in connection with an asset swap transaction.
     Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased $113.3 million, or 40.8%, for the current period compared to the prior year period, primarily due to $83.6 million of expenses associated with the non-comparable hotels. In addition, hotel operating expenses at comparable hotels experienced an increase of $445,000, or 0.2%, for the current period compared to the prior year period primarily due to increased expenses in renovation and repairs, franchise fees and sales and marketing partially offset by a decrease in room and food and beverage expenses.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $9.1 million, or 39.5%, for the current period compared to the prior year period due to $9.4 million of expenses associated with the non-comparable hotels. Property taxes, insurance, and other expense at comparable hotels experienced a slight decreased of $327,000 in the current period compared to the prior year period. Property taxes increased $646,000 at the comparable hotels due to appraised property values increasing significantly at certain hotels, which is offset by a decline in insurance expense as new insurance policies were negotiated effective June 1, 2007.
     Depreciation and Amortization. Depreciation and amortization increased $18.1 million, or 27.3%, for the current period compared to the prior year period primarily due to a net increase of $13.2 million associated with the non-comparable hotels. The increase at the non-comparable hotels is partially offset by a decrease at these hotels as a result of finalizing the allocation of the purchase price related to these non-comparable hotels. During the current period, we finalized the allocation of the purchase price of the CNL Acquisition which resulted in adjustments to asset values and the reclassification of certain assets into asset groups that have longer useful lives. Depreciation and amortization at comparable hotels increased $4.8 million in the current period compared to the prior year period as a result of capital improvements made at several comparable hotels since June 30, 2007.
     Corporate General and Administrative. Corporate general and administrative expense increased to $16.1 million for the current period compared to $11.7 million for the prior year period. These expenses include non-cash stock-based compensation expense of $3.5 million and $3.0 million for the current period and the prior year period, respectively. Excluding the non-cash stock-based compensation, these expenses increased $3.8 million in the current period compared to the prior year period primarily due to the increase in headcount and audit expense as a result of the CNL Acquisition.
     Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of the PREI JV of $1.8 million represents our 25% of the earnings from the PREI JV.
     Interest Income. Interest income decreased $576,000 for the current period compared to the prior year quarter primarily due to the decrease in average cash balances coupled with the decline in short-term interest rates.
     Other Income. Other income of $2.9 million represents the interest income on the non-designated interest rate swap transaction that we entered into in March 2008.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $22.2 million to $77.1 million for the current period from $54.9 million for the prior year period. The increase is primarily attributable to higher average debt balance outstanding during the current period as a result of the CNL acquisition on April 11, 2007.
     Write-off of Loan Cost and Exit Fees. During the prior year period, we repaid the balance and terminated two credit facilities with total borrowing capacity of $250 million. We also paid off our then outstanding loans totaling $505.1 million. In connection with these terminations and pay-offs, we wrote-off unamortized loan costs of $3.6 million and incurred prepayment penalties of $559,000. No such costs or fees were incurred in the current period.
     Unrealized Gains/(Losses) on Derivatives. In March 2008, we entered into interest rate swap, floor and cap transactions that were not designated as hedges. As a result, the changes in market value of these derivatives are included in the earnings. During the current period, we recorded unrealized losses of $51.4 million on these derivatives as a result of the LIBOR future curve used in determining the fair values turning significantly upward during the second quarter. Unrealized gains were $2,000 and $31,000 for the current period and prior year period, respectively, on other interest rate caps that we entered into previously.
     Income Tax (Expense)/Benefit. Income tax expense was $729,000 for the current period. For the prior year period, we recorded a $1.2 million income tax benefit in connection with the TRS loss for the period. The current period tax expense consisted primarily of certain state taxes assessed on partnership subsidiaries and the new Texas margin tax. No potential future benefit was recorded during the current period as the TRS do not have sufficient historical earnings on which to base a potential future benefit.
     Minority Interests in Earnings of Consolidated Joint Ventures. Income from consolidated joint ventures allocated to the minority interests was $2.7 million for the current period. For the prior year period a loss of $523,000 from these joint ventures was allocated to the minority interests.
     Minority Interest in Earnings/(Losses) of Operating Partnership. Losses from continuing operations allocated to the limited partners were $2.4 million for the current period and earnings of $1.3 million were allocated to the limited partners for the prior year period. Income from discontinued operations allocated to the limited partners was $757,000 and $2.5 million for the current period and the prior year period, respectively.
     Income from Discontinued Operations. Included in income from discontinued operations were gains of $6.9 million and $34.7 million from hotel sales for the current period and the prior year period, respectively. Operating results of discontinued operations also reflected interest and related debt expense of $2.7 million and $7.3 million for the current period and the prior year period, respectively. In addition, unamortized loan costs of $739,000 and $1.9 million in the current period and the prior year period, respectively, and a premium of $2.1 million in the current period were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt.
NON-GAAP FINANCIAL MEASURES
     Funds From Operations (“FFO”), as defined by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002, represents net income/(loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items related to minority interests in consolidated joint ventures. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP.
     We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income/(loss) as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income/(loss) and cash flows reported in the consolidated financial statements.
     The following table reconciles net income/(loss) available to common shareholders to FFO available to common shareholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss)/income available to common shareholders	$(33,522)	$14,051	$(34,355)	$22,749
Depreciation and amortization on real estate	41,443	59,029	86,742	76,145
Minority interest in (losses)/earnings of operating partnership	(2,225)	1,979	(1,594)	3,806
Gains on sales of properties, net of related taxes	(6,015)	(26,450)	(6,903)	(27,839)

FFO available to common shareholders	$(319)	$48,609	$43,890	$74,861

LIQUIDITY AND CAPITAL RESOURCES
     Our principal source of funds to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, is our share of the operating partnership’s cash flow. The operating partnership’s principal sources of cash flows include: (i) cash flow from hotel operations, (ii) interest income from and repayments of our notes receivable portfolio, and (iii) proceeds from sales of hotel properties and other assets. We believe we have adequate means to satisfy all of our short-term cash obligations through cash flows from hotel operations, potential sales of hotels, availability on our lines of credit, or potential additional borrowings on our unencumbered assets. Our cash flows of liquidity are summarized as follows:
     Net Cash Flows Provided By Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $82.2 million and $46.4 million for the current period and the prior year period, respectively. The increase is principally due to the additional properties included in our operations during the current period as a result of the CNL Acquisition.
     Net Cash Flows Used In Investing Activities. For the current period, investing activities provided net cash flows of $164.5 million, which consisted of net proceeds of $282.6 million from sales of five hotel properties and one office building and a payment of $16.2 million for the 75% note receivable acquired by PREI JV. These cash inflows were partially offset by $39.5 million for acquisitions or originations of notes receivable, $17.8 million for the acquisition of 25% interest in a mezzanine loan acquired by PREI JV, and $77.0 million of improvements to various hotel properties. For the prior year period, investing activities used net cash of $1.9 billion, which consisted of $2.0 billion for the CNL Acquisition and $44.9 million for improvements to various hotel properties. These cash outlays were partially offset by $143.9 million from the sales of 13 hotel properties and one office building and $30.0 million cash received from payments of notes receivables.
     Net Cash Flows Provided (Used) In Financing Activities. For the current period, net cash flow used in financing activities was $226.4 million consisting of $332.5 million of payments on indebtedness and capital leases, $70.1 million of payments of dividends, $4.6 million payment for entering into interest rate swap, floor and cap transactions, $4.6 million of payments to acquire treasury shares, and $856,000 of debt refinancing costs. These cash outlays were partially offset by a $185.9 million draws on our $300.0 million credit facility and refinance of existing mortgage loans, a $227,000 cash payment from minority interest in consolidated joint ventures and $53,000 buy-ins of the operating partnership units issued to our executives under the long term incentive partnership units (“LTIP”) plan. For the prior year period, net cash flow provided in financing activities was $2.0 billion consisting of $1.9 billion in debt borrowings, $193.3 million of net proceeds from the issuance of Series C preferred stock, and $548.2 million of net proceeds received from the follow-on public offering in April 2007. These cash inflows were partially offset by $637.6 million of payments on indebtedness and capital leases, $41.0 million of dividend payments, $14.4 million of payments of loan costs, and $700,000 of payments to acquire treasury shares.
     On August 6, 2008, we refinanced the $127.2 million mortgage loan maturing in 2009 secured by two hotel properties with a new $160.0 million loan. The new loan has an interest rate of LIBOR plus 2.75% and is for a three year term with two one-year extension options.
     Management believes that the borrowings available under the credit facilities of $235.0 million at June 30, 2008, cash generated from operations and current working capital should be sufficient to meet our anticipated cash requirements for the foreseeable future.
     We are required to maintain certain financial ratios under various debt agreements. If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties, maintaining an overall minimum net worth, maintaining a maximum loan to value, and maintaining an overall minimum total assets. At June 30, 2008, we were in compliance with all covenants or other requirements set forth in our credit agreements as amended.
     During the first quarter of 2008, we changed our debt strategy to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue Per Available Room) and to enhance dividend coverage. In connection with this strategy, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. We would save approximately $5.7 million annually in interest expense on our variable rate debt for every 0.25% reduction in LIBOR. Conversely, every 0.25% increase in the LIBOR rate would increase our interest expense by approximately $5.7 million annually on our variable interest rate debt.
     In general, we are focusing exclusively on investing in the hospitality industry across all segments, including direct hotel investments, first mortgages, mezzanine loans, and eventually sale-leaseback transactions. We intend to acquire and, in the appropriate market conditions, develop additional hotels and provide structured financings to owners of lodging properties. We may incur indebtedness to fund any such acquisitions, developments, or financings. We may also incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
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
     At June 30, 2008, our $2.6 billion debt portfolio included $484.5 million of variable-rate debt. The impact on the results of operations of a one percentage change in interest rate on the outstanding balance of variable-rate debt at June 30, 2008 would be approximately $1.2 million per quarter. Including the effect of the interest rate swap we entered into in March 2008, our debt portfolio at June 30, 2008 would include $2.3 billion of variable-rate debt. The impact on the results of operations of a one percentage change in interest rate would be $5.7 million per quarter.
     Periodically, we purchase derivatives to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps, caps and floors as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when interest rates exceed the cap strike. In March 2008, we entered into interest rate swap, cap and floor transactions that were not designated as hedges, the changes in the fair market values are recorded in earnings. The following summarizes our interest rate swap, caps and floor at June 30, 2008 and the earnings/(losses) recognized for the six months ended June 30, 2008 ($ in thousands):

			Cash Flow			Unrealized
			Hedge			Gain/(Loss)
Notional		Interest	Designation		Fair	Recognized
Amount	Type	Rates	Yes / No	Maturity	Value	In Earnings
$ 212,000	Interest Rate Cap	6.25%	Yes	2009	$29	$—
47,500	Interest Rate Cap	7.00%	Yes	2008	—	—
35,000	Interest Rate Cap	6.00%	No	2009	8	2
375,036	Interest Rate Cap	6.00%	No	2009	—	—
1,800,000	Interest Rate Swap	Pays LIBOR plus 2.64%, receives fixed 5.84%	No	2013	(57,893)	(62,085)
1,800,000	Interest Rate Floor	Floor rate 1.25%	No	2013	(4,112)	4,008
1,000,000	Interest Rate Cap	Cap rate 3.75%	No	2011	14,706	6,686

$ 5,269,536					$(47,262)	$(51,389)

     At June 30, 2008, our $113.0 million notes receivable included $102.1 million of variable-rate notes. The impact on the results of operations of a one percentage change in interest rate on the outstanding balance of variable-rate notes at June 30, 2008 would be $255,000 per quarter.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2008, it does not consider exposures or positions which could arise after that date. Hence, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to litigation arising in the normal course of our business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we currently have adequate insurance in place to cover any such significant litigation.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to the purchases of shares of our common stock during each of the months in the second quarter of 2008:

	Total		Total Number of	Maximum Dollar
	Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Plan(1)	Under the Plan
April 1 to April 30	—	$—	—	$27,215,000
May 1 to May 31	—	—	—	$27,215,000
June 1 to June 30	—	—	—	$27,215,000

Total	—	$—	—

(1)	In November 2007, we announced that our Board of Directors authorized management to purchase up to a total of $50 million of our common shares from time to time on the open market. The program does not have a pre-determined expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our 2008 Annual Stockholders’ Meeting on June 10, 2008 (the “Annual Meeting”), the total number of shares of shares of our voting capital stock entitled to vote was 127,111,621 shares (comprised of 119,663,756 common shares and 7,447,865 Series B-1 Preferred Shares), and a total of 117,523,945 shares (92.46%) of our voting capital stock were present at the Annual Meeting in person or by proxy.
     At the Annual Meeting, our stockholders elected all of the director nominees identified in our Proxy Statement until our 2009 annual stockholders’ meeting. The following table sets forth the number of votes cast for each of the directors elected:

	For	Withheld
Archie Bennett, Jr.	115,036,419	2,487,526
Montgomery J. Bennett	115,187,134	2,336,811
Martin L. Edelman	109,853,792	7,670,153
W.D. Minami	115,059,310	2,464,635
W. Michael Murphy	114,683,732	2,840,213
Phillip S. Payne	114,687,166	2,836,779
Charles P. Toppino	106,760,402	10,763,543
     Second, at the Annual Meeting, our stockholders ratified the selection of Ernst & Young LLP as our independent auditor for the ensuing year. In connection with this election, there were 117,135,700 votes cast for ratification, 261,867 votes against, and 126,378 shares abstained from voting.
     Third, at the Annual Meeting, our stockholders approved the proposed amendments to our Amended and Restated 2003 Stock Incentive Plan (i) to increase the number of shares of common stock reserved for issuance under such plan by 3,750,000 shares, and (ii) to eliminate the limitation on the maximum number of shares of common stock that can be issued under the plan to any one participant in any one calendar year. With respect to this approval, there were 72,533,950 votes for the proposed amendments, 26,017,365 votes against, 568,131 abstentions, and 18,404,499 non-votes.
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

Date: August 7, 2008	By: /s/ MONTGOMERY J. BENNETT Montgomery J. Bennett
Chief Executive Officer

Date: August 7, 2008	By: /s/ DAVID J. KIMICHIK David J. Kimichik
Chief Financial Officer

Date: August 7, 2008	By: /s/ MARK L. NUNNELEY Mark L. Nunneley
Chief Accounting Officer