Form 10-Q
period 2008-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2008-11-07
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	92,773,449

(Class)	Outstanding at November 7, 2008

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments in hotel properties, net	$3,583,827	$3,885,737
Cash and cash equivalents	227,816	92,271
Restricted cash	64,812	52,872
Accounts receivable, net of allowance of $875 and $1,458, respectively	49,703	51,314
Inventories	3,858	4,100
Notes receivable	211,470	94,225
Investment in unconsolidated joint venture	24,083	—
Assets held for sale	70,829	75,739
Deferred costs, net	25,290	25,714
Prepaid expenses	16,334	20,223
Other assets	6,983	6,027
Intangible assets, net	3,100	13,889
Due from third-party hotel managers	46,262	58,300

Total assets	$4,334,367	$4,380,411

Liabilities and Stockholders’ Equity
Liabilities:
Indebtedness — continuing operations	$2,724,273	$2,639,546
Indebtedness — discontinued operations	65,000	61,229
Capital leases payable	249	498
Accounts payable and accrued expenses	118,171	124,696
Dividends payable	33,127	35,031
Unfavorable management contract liabilities	21,703	23,396
Due to affiliates	1,056	2,732
Due to third-party hotel managers	3,446	4,699
Interest rate derivatives	32,855	—
Other liabilities	8,215	8,514

Total liabilities	3,008,095	2,900,341

Commitments and contingencies (Note 13)
Minority interests in consolidated joint ventures	21,631	19,036
Minority interests in operating partnership	92,214	101,031
Preferred stock, $0.01 par value, Series B Cumulative Convertible Redeemable Preferred Stock, 7,447,865 shares issued and outstanding	75,000	75,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A Cumulative Preferred Stock, 2,300,000 shares issued and outstanding	23	23
Series D Cumulative Preferred Stock, 8,000,000 shares issued and outstanding	80	80
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,748,859 shares issued and 109,973,985 shares outstanding at September 30, 2008 and 122,765,691 shares issued and 120,376,055 shares outstanding at December 31, 2007	1,227	1,228
Additional paid-in capital	1,458,687	1,455,917
Accumulated other comprehensive loss	(203)	(115)
Accumulated deficit	(259,620)	(153,664)
Treasury stock, at cost, 12,774,874 and 2,389,636 shares, respectively	(62,767)	(18,466)

Total stockholders’ equity	1,137,427	1,285,003

Total liabilities and stockholders’ equity	$4,334,367	$4,380,411

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Unaudited)
Revenue
Rooms	$208,856	$210,276	$642,264	$517,582
Food and beverage	53,143	52,928	175,153	138,330
Rental income from operating leases	1,367	1,449	4,239	2,633
Other	12,604	12,106	38,924	29,280

Total hotel revenue	275,970	276,759	860,580	687,825
Interest income from notes receivable	8,801	2,373	15,273	8,594
Asset management fees and other	510	334	1,953	996

Total revenue	285,281	279,466	877,806	697,415

Expenses
Hotel operating expenses:
Rooms	47,258	48,128	140,530	114,229
Food and beverage	39,468	39,878	124,237	99,476
Other expenses	86,836	86,917	259,623	207,167
Management fees	10,690	10,755	33,726	26,285

Total hotel expenses	184,252	185,678	558,116	447,157
Property taxes, insurance and other	14,918	14,248	45,776	36,106
Depreciation and amortization	44,406	33,137	126,405	97,171
Corporate general and administrative	8,834	8,069	24,903	19,810

Total expenses	252,410	241,132	755,200	600,244

Operating Income	32,871	38,334	122,606	97,171
Equity in earnings of unconsolidated joint venture	491	—	2,304	—
Interest income	697	776	1,594	2,249
Other income	3,379	—	6,244	—
Interest expense and amortization of loan costs	(39,870)	(40,842)	(116,771)	(95,283)
Write-off of loan costs and exit fees	(1,226)	—	(1,226)	(3,709)
Unrealized gains/(losses) on derivatives	12,528	(175)	(38,861)	(144)

Income/(Loss) from Continuing Operations before Income Taxes and Minority Interests	8,870	(1,907)	(24,110)	284
Income tax expense	(421)	(2,116)	(1,150)	(762)
Minority interests in (earnings)/losses of consolidated joint ventures	(123)	(106)	(2,907)	417
Minority interests in (earnings)/losses of operating partnership	(747)	253	1,987	(741)

Income/(Loss) from Continuing Operations	7,579	(3,876)	(26,180)	(802)
Income from discontinued operations	1,220	4,384	14,660	33,885

Net Income/(Loss)	8,799	508	(11,520)	33,083
Preferred dividends	(7,018)	(7,146)	(21,054)	(16,972)

Net Income/(Loss) Available to Common Shareholders	$1,781	$(6,638)	$(32,574)	$16,111

Income/(Loss) Available to Common Shareholders Per Share:
Basic –
Income/(loss) from continuing operations	$0.01	$(0.09)	$(0.40)	$(0.18)
Income from discontinued operations	0.01	0.04	0.12	0.34

Net income/(loss)	$0.02	$(0.05)	$(0.28)	$0.16

Diluted –
Income/(loss) from continuing operations	$0.01	$(0.09)	$(0.40)	$(0.18)
Income from discontinued operations	0.01	0.04	0.12	0.34

Net income/(loss)	$0.02	$(0.05)	$(0.28)	$0.16

Weighted average common shares outstanding –
Basic	115,819	121,235	117,828	100,708
Diluted	115,852	121,235	117,828	100,708
Dividends Declared Per Common Share	$0.21	$0.21	$0.63	$0.63
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Nine Months Ended September 30,
	2008		2007
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Preferred Stocks
Series A, $0.01 par value
Balance at end of period	2,300	$23	2,300	$23

Series C, $0.01 par value
Balance at beginning of period	—	—	—	—
Issuance	—	—	8,000	80
Redemption	—	—	(8,000)	(80)

Balance at end of period	—	—	—	—

Series D, $0.01 par value
Balance at beginning of period	8,000	$80	—	$—
Issuance	—	—	8,000	80

Balance at end of period	8,000	80	8,000	80

Common Stock
Balance at beginning of year	122,766	1,228	72,943	729
Shares issued in follow-on public offering	—	—	48,875	489
Issuance of restricted shares under stock-based compensation plan	207	—	854	8
Restricted shares issued from treasury shares	(207)	—	(37)	—
Forfeitures of restricted shares under stock-based compensation plan	(17)	(1)	(3)	—

Balance at end of period	122,749	1,227	122,632	1,226

Additional Paid-in Capital
Balance at beginning of year		1,455,917		708,420
Shares issued in follow-on public offering		—		547,760
Issuance of Series C preferred stock		—		193,239
Issuance of Series D preferred stock		—		193,759
Redemption of Series C preferred stock		—		(195,620)
Dividends declared on Series C preferred stock		—		845
Issuance of restricted shares under stock-based compensation plan		(1,592)		(268)
Stock-based compensation		4,362		4,476

Balance at end of period		1,458,687		1,452,611

Accumulated Deficit
Balance at beginning of year		(153,664)		(67,574)
Net (loss)/income		(11,520)		33,083
Dividends declared — common shares		(73,382)		(66,981)
Dividends declared — Series A preferred stock		(3,687)		(3,687)
Dividends declared — Series B preferred stock		(4,692)		(4,692)
Dividends declared — Series C preferred stock		—		(5,166)
Dividends declared — Series D preferred stock		(12,675)		(3,427)

Balance at end of period		(259,620)		(118,444)

Accumulated Other Comprehensive Income/(Loss)
Balance at beginning of year		(115)		111
Reclassified to interest expense		38		(148)
Change in unrealized losses on derivative instruments		(57)		(95)
Foreign currency translation adjustment		(126)		51
Reclassification resulting from sale of property		57		—

Balance at end of period		(203)		(81)

Treasury Stock
Balance at beginning of year	2,390	(18,466)	—	—
Purchases of treasury shares	10,592	(45,986)	60	(728)
Reissuance of treasury shares	(207)	1,685	(37)	453

Balance at end of period	12,775	(62,767)	23	(275)

Total Shareholders’ Equity		$1,137,427		$1,335,140

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Unaudited)
Net Income/(Loss)	$8,799	$508	$(11,520)	$33,083

Other Comprehensive Income/(Loss)
Reclassification to interest expense	17	2	38	(148)
Net unrealized losses on derivative instruments	(71)	(98)	(57)	(95)
Foreign currency translation adjustment	—	29	(126)	51

Other comprehensive loss	(54)	(67)	(145)	(192)

Total Comprehensive Income/(Loss)	$8,745	$441	$(11,665)	$32,891

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net (loss)/income	$(11,520)	$33,083
Adjustments to reconcile net (loss)/income to net cash flow provided by operating activities:
Depreciation and amortization	133,040	117,644
Equity in earnings of unconsolidated joint venture	(2,304)	—
Distributions of earnings of unconsolidated joint venture	1,415	—
Gains on sales of properties	(8,315)	(35,237)
Amortization of loan costs	4,990	5,447
Write-off of loan costs, premiums and exit fees	115	5,966
Unrealized losses on derivatives	38,861	144
Stock-based compensation	5,188	4,669
Minority interests in consolidated joint ventures and operating partnership	2,169	3,609
Changes in operating assets and liabilities –
Restricted cash	(11,940)	(26,935)
Accounts receivable and inventories	3,032	(12,562)
Prepaid expenses and other assets	3,306	(27,832)
Accounts payable and accrued expenses	(15,833)	41,591
Other liabilities	(12,539)	(7,278)

Net cash provided by operating activities	129,665	102,309

Cash Flows from Investing Activities
Acquisitions/originations of notes receivable	(138,040)	—
Proceeds from sale/payments of notes receivable	20,165	30,046
Investment in unconsolidated joint venture	(17,859)	—
Acquisitions of hotel properties	—	(2,050,886)
Improvements and additions to hotel properties	(102,679)	(76,858)
Proceeds from sales of discontinued operations	317,426	153,456

Net cash provided by/(used in) investing activities	79,013	(1,944,242)

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	704,570	1,903,587
Repayments of indebtedness and capital leases	(613,921)	(639,924)
Payments of deferred loan costs	(6,300)	(13,783)
Payments of dividends	(105,206)	(76,642)
Repurchases of treasury stock	(45,954)	(728)
Payments for derivatives	(6,427)	—
Proceeds received from follow-on public offerings	—	548,249
Proceeds received from issuance of Series C preferred stock	—	193,319
Proceeds received from issuance of Series D preferred stock	—	193,839
Payments for redemption of Series C preferred stock	—	(195,700)
Other	105	—

Net cash (used in)/provided by financing activities	(73,133)	1,912,217

Net increase in cash and cash equivalents	135,545	70,284
Effect of foreign currency exchange rate on cash	—	51
Cash and cash equivalents at beginning of year	92,271	73,343

Cash and cash equivalents at end of period	$227,816	$143,678

Supplemental Cash Flow Information
Interest paid	$118,552	$98,952
Income taxes paid	$736	$2,410
Supplemental Disclosure of Investing and Financing Activities
Note receivable contributed to unconsolidated joint venture	$5,230	$—
Hotel properties and capital leases acquired	$—	$2,714,343
Debt and capital lease obligations assumed in acquisition	$—	$565,558
Net other liabilities acquired (net of other assets acquired)	$—	$97,899
Non-cash dividends on Series C preferred stock	$—	$845
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
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In conjunction with the CNL transaction, we acquired the remaining 15% joint venture interest in one hotel property not owned by CNL. In May 2007, we acquired two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and asset swap, 43 of these hotels were included in our hotel property portfolio at September 30, 2008.
     As of September 30, 2008, we owned 98 hotel properties directly and six hotel properties through equity investments with joint venture partners, which represents 23,914 total rooms, or 23,572 net rooms excluding those attributable to joint venture partners. All of these hotel properties are located in the United States. As of September 30, 2008, we also wholly owned $211.5 million of mezzanine or first-mortgage loans receivable. In addition, at September 30, 2008, we had a 25% ownership in a joint venture which had $95.5 million of mezzanine loans. See Notes 3 and 6.
     For federal income tax purposes, we elected to be treated as a real estate investment trust (“REIT”), which imposes limitations related to operating hotels. As of September 30, 2008, 103 of our hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated results of operations. As of September 30, 2008, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), one of our primary property managers, are beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Montgomery J. Bennett, our Chief Executive Officer. As of September 30, 2008, Remington Lodging managed 40 of our 104 hotel properties while third-party management companies managed the remaining 64 hotel properties.
2. Significant Accounting Policies
     Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford, its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K to Shareholders.
     Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2007 have been reclassified to conform to the presentation format adopted in 2008. These reclassifications have no effect on the net income or financial position previously reported.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following items affect our reporting comparability related to our consolidated financial statements:
•	The operations of our hotels have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

•	Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these 41 Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the third quarters of 2008 and 2007 ended September 5 and September 7, respectively.
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
     Investments in Hotel Properties — Hotel properties are generally stated at cost. However, the initial properties contributed upon Ashford’s formation are stated at the predecessor’s historical cost, net of any impairment charges, if any, plus a minority interest partial step-up related to the acquisition of minority interest from third parties associated with four of the initial properties. In addition, in connection with the acquisition of the CNL Portfolio on April 11, 2007, and subsequent asset swap completed on December 15, 2007, we own between 75% to 89% ownership interests in certain hotel properties owned by joint ventures. For these hotel properties, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the joint ventures. All improvements and additions which extend the useful life of the hotel properties are capitalized.
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
     Impairment of Investment in Hotel Properties and Hotel Related Intangibles — Hotel properties and hotel related intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of such hotel properties or intangibles may not be recoverable. We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before its previously estimated useful life expires, and when events or changes in circumstances indicate that a hotel property’s net book value or our value of the related intangibles may not be recoverable. In evaluating the impairment of hotel properties and hotel related intangibles, we make many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, which considers capitalization rates, discount rates, and comparable selling prices. If an asset was deemed to be impaired, we would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Notes Receivable — We provide mezzanine and first-mortgage financing in the form of notes receivable, which are recorded at cost, adjusted for net origination fees and costs. Loans acquired are recorded at cost, net of any impairment charges, if any. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue accruing interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is past due. Unpaid interest accrued and discounts amortized are reversed.
     Impairment of Notes Receivable — We evaluate the collectability of both interest and principal of each of our loans, at each balance sheet date, to determine whether they are impaired. If payments are current, we assess that the forecasted earnings for future periods and the appraised values of the underlying assets will provide adequate coverage. We also take into consideration any underlying guarantees provided by the borrower and the enforceability of such guarantees.
     A loan is considered impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected future cash flows or the fair value of the collateral. When a loan is impaired, the amount of loss accrual is calculated by comparing the carrying amount of the loan to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. Based on our assessment and judgment, no such impairment charges have been recorded as of September 30, 2008. However, this may change in the fourth quarter depending on the payment status, estimates of forecasted earnings for future periods and the appraised values of the underlying assets of certain of our notes receivable.
     Assets Held for Sale and Discontinued Operations — We classify assets as held for sale when management has obtained a firm commitment from a buyer, and the consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.
     Derivative Financial Instruments and Hedges — We enter into interest rate swap, floor and cap agreements to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps within our cash flow hedging strategy. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room) and to enhance dividend coverage. Interest rate swaps involve the exchange of fixed-rate payments for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in the fair value are recognized in earnings. We record all derivatives on the balance sheet at fair value.
     Recently Adopted Accounting Standards — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 to delay the effective date of SFAS No. 157 to fiscal years beginning after

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” effective 60 days following the Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 identifies sources of accounting principles and a framework for selecting the principles to be used in preparation of financial statements that are prepared in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy). We do not expect this statement will result in changes to our current practice.
3. Summary of Significant Transactions
     Investing in Mezzanine Loans — On January 22, 2008, we formed a joint venture (the “PREI JV”) with Prudential Real Estate Investors (“PREI”) to invest in structured debt and equity hotel investments in the United States. The PREI JV, which will be funded over the next two years, may ultimately be capitalized with up to $300 million from investors in a fund managed by PREI and $100 million from us. We and PREI contribute the capital required for each mezzanine investment on a 25%/75% basis, respectively. We are entitled to annual management and sourcing fees, reimbursement of expenses, and a promoted yield equal to a current 1.3x the venture yield subject to maximum threshold limitations, and further enhanced by an additional promote based upon a total net return to PREI. PREI’s equity is in a senior position on each investment. On February 6, 2008, PREI acquired a 75% interest in our $21.5 million mezzanine loan receivable, which we originated December 5, 2007, and is secured by two hotels maturing January 2018.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Simultaneously, we and PREI capitalized the joint venture by contributing this $21.5 million mezzanine loan receivable to the joint venture. We do not control the joint venture, therefore, the PREI JV is not consolidated in our financial statements. See Note 6.
     In addition to the above transaction, during the nine months ended September 30, 2008, we completed the following mezzanine loan transactions including the loans acquired through the PREI JV ($ in thousands):

				Original	Discounted	Percentage of	Amount
Source	Interest Rate	Maturity	Collateral	Principal	Price	Ownership	Recorded
Company originated	LIBOR + 9%	2011	1 hotel	$7,056	$—	100%	$7,056
Company acquired	9.66%	2017	1 hotel	$38,000	$32,956	100%	$32,956
PREI JV acquired (1)	LIBOR + 2.75%	2010	29 hotels	$84,032	$69,904	25%	$17,476
Company originated	LIBOR + 2.5%	2009	681 hotels	$164,000	$98,400	100%	$98,400

(1)	Reported as “Investment in unconsolidated joint venture” in the accompanying financial statements.
     Sales of Properties — During the nine months ended September 30, 2008, we completed the sale of eight hotel properties and an office building for an aggregate sales price of $325.1 million. Net proceeds from the sales were $317.4 million and a net gain of $8.3 million was recognized. Based on the refinancing agreement, we repaid a total of $186.9 million in related outstanding mortgage debt. In connection with the repayments of debt, we wrote off unamortized loan costs of $975,000 and debt premiums of $2.1 million.
     Debt Financing and Refinancing — During the nine months ended September 30, 2008, we refinanced our debt of $73.1 million maturing in 2008, secured by two hotel properties, with a new $53.4 million interest only loan bearing an interest rate of LIBOR plus 2.0%, maturing in 2011. With subsequent payoff upon the sale of one hotel property, the outstanding balance on this loan at September 30, 2008 was $19.7 million. We also refinanced our debt of $127.2 million maturing in 2009, a loan secured by interests in two hotel properties owned through a joint venture, with a new $160.0 million loan bearing an interest rate of LIBOR plus 2.75%, maturing 2011 with two one-year extensions. In addition, we obtained a $55.0 million loan on a hotel property, bearing an interest rate of LIBOR plus 3.75%, maturing in 2010 with two one-year extensions. In connection with these financings, we were required by the lenders to enter into two interest rate cap agreements with notional amounts totaling $215.0 million to hedge the interest rate risk at a strike rate of 5.0% for two years. Additionally, we obtained a $65.0 million loan on another hotel property, bearing interest rate of LIBOR plus 2.5%, maturing in 2011 with two one-year extensions. Along with this financing, we entered into an interest rate cap with a notional amount of $52.0 million interest rate cap and a strike rate of 5.75% for three years. Proceeds from these borrowings were used to pay for the acquisition of the $98.4 million mezzanine loan and for other general corporate purposes. See Note 8 and 16.
     Interest Rate Swap Transactions — During the first quarter of 2008, we changed our debt strategy to capitalize on the historical correlation between changes in LIBOR and RevPAR. In connection with this strategy, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt with a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. The upfront cost of the swap, LIBOR cap, and floor transactions was $4.6 million. During the second quarter of 2008, the counterparty sold $325.0 million notional amount of the interest rate swap and $180.6 million notional amount of the interest rate cap to another third party and refunded $484,000 of the transaction price. On September 30, 2008, we entered into an additional LIBOR interest rate cap with $800 million notional amount at 3.75% effective October 14, 2008 for a one year term with an upfront cost of $1.8 million. The net fair value of these derivatives at September 30, 2008 was a liability of $33.0 million. See Note 11.
     In connection with the debt financings of $160.0 million and $55.0 million mentioned above, we entered into two LIBOR interest rate caps with notional amounts totaling $215.0 million at 5.0% maturing in 2010 for $437,000. These interest rate caps are designated as cash flow hedges and had a fair value of $367,000 at September 30, 2008. In addition, with the $65.0 million financing, we purchased a LIBOR interest rate cap with a notional amount of $52.0 million at 5.75% maturing in 2011 for $123,000. This interest rate cap was not designated as a hedge and had a fair value of $144,000 at September 30, 2008. As a result of the sale of the related hotel property, the $52.0 million interest rate cap was sold in October 2008. See Note 11.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Additional Authorization of Repurchase of Treasury Stock — On September 5, 2008, the Board of Directors authorized the repurchase of an additional $75 million of our common stock that may be purchased under the share repurchase program. We had completed all of the repurchase of the $50 million previously allocated under our existing share repurchase program. Repurchases under the share repurchase program will be exercised from time to time, subject to market conditions and regulatory considerations. For the nine months ended September 30, 2008, we have repurchased 10.6 million shares of our common stock for an aggregate purchase price of $46.0 million. The Board of Directors subsequently modified the $75 million authority to include both common and preferred shares.
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Land	$531,336	$567,438
Buildings and improvements	3,056,384	3,226,708
Furniture, fixtures and equipment	345,187	278,598
Construction in progress	9,837	68,569

Total cost	3,942,744	4,141,313
Accumulated depreciation	(358,917)	(255,576)

Investment in hotel properties, net	$3,583,827	$3,885,737

     During the nine months ended September 30, 2008, an intangible asset of $10.7 million relating to advance bookings preliminarily recorded in connection with the CNL Acquisition was reclassified to buildings as a result of a third-party valuation. We finalized the allocation of the CNL Acquisition purchase price in the second quarter of 2008 based on the final appraisals performed by a third-party appraiser.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Notes Receivable
     Notes receivable consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Mezzanine loan secured by various mortgage-backed securities sponsored by government agencies, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest-only payments through maturity	$11,000	$11,000
Mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	—	4,000
Mezzanine loan secured by one hotel property, matures September 2008, with a one-year extension option, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity (1)	3,000	3,000
First mortgage loan secured by one hotel property, matures October 2008, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity (1)	18,200	18,200
Mezzanine loan secured by 105 hotel properties, matures April 2009, with three one-year extension options at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,694	25,694
Mezzanine loan secured by one hotel property, matures September 2009, with two one-year extension options, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity	7,000	7,000
Mezzanine loan secured by one hotel property, matures July 2009, with two one-year extension options, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity	4,000	4,000
Mezzanine loan secured by two hotel properties, matures January 2018, with two one-year extension options, at an interest rate of 14%, with interest-only payments through maturity (2)	—	21,500
Mezzanine loan secured by one hotel property, matures January 2011, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	7,056	—
Mezzanine loan secured by one hotel property, matures June 2017, at an interest rate of 9.66%, with interest-only payments through maturity	33,308	—
Mezzanine loan secured by 681 extended-stay hotel properties, matures June 2009, with three one-year extension options, at an interest rate of LIBOR plus 2.5%, with interest-only payments through maturity	102,159	—

Gross notes receivable	211,417	94,394
Deferred loan cost/(income), net	53	(169)

Net notes receivable	$211,470	$94,225

Weighted average yield	17.75%	12.4%

(1)	See Note 16 for subsequent events relating to these notes.

(2)	This note was contributed to the PREI JV at its formation. We own a 25% interest in the joint venture which is reported as “Investment in unconsolidated joint venture” at September 30, 2008.
     In general, our notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturities.
     The mezzanine loan acquired in July 2008 that is secured by 681 extended stay hotel properties was purchased at a significant discount. This discount is being amortized over the life of the loan including extension periods. There are covenants and fees that are required to be met in order for the borrower to extend the note beyond the original maturity date in July 2009. The borrower may not be able to extend the note at that time which could result in the recording of an impairment charge on the discount that had been recorded to date. The determination to record the full amount of the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discount was based on considerable judgment and estimates and it is our belief at this time that we will receive the full amount due under the loan.
6. Investment in Unconsolidated Joint Venture
     We have a 25% of ownership in the PREI JV which invests in mezzanine loans (see Note 3). At September 30, 2008, our investment in the PREI JV (see Note 3) consisted of the following (in thousands):

25% of a mezzanine loan at par value secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity (1)	$5,357
25% of a mezzanine loan acquired at a discounted price (face value of $21,000), secured by 29 hotel properties, matures August 2010 with two one-year extension options, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	18,510
Others, net	(673)
Equity in earnings of joint venture net of distributions	889

Total	$24,083

(1)	See Note 16 for subsequent event relating to this note.
7. Assets Held for Sale and Discontinued Operations
     The following table summarizes the operating results of the discontinued operations for the three and nine months ended September 30, 2008 and 2007 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Number of properties:
Properties designated as held for sale at end of period	1	17	1	17
Properties sold during the period	3	2	9	16

Total included in discontinued operations	4	19	10	33

Results of operations:
Operating revenues	$11,909	$67,988	$80,854	$178,481
Operating expenses	10,022	53,183	64,062	134,923

Operating income	1,887	14,805	16,792	43,558
Depreciation and amortization	(1,106)	(7,098)	(6,635)	(20,472)
Gain on sales of properties	1,411	531	8,315	35,237
Interest expense and amortization of loan costs	(627)	(6,807)	(3,465)	(14,574)
Write-off of loan costs, premiums and exit fees	(236)	—	1,112	(2,257)

Income before income taxes and minority interest	1,329	1,431	16,119	41,492
Income tax (expense)/benefit	—	3,425	(210)	(4,323)
Minority interest in earnings of operating partnership	(109)	(472)	(1,249)	(3,284)

Income from discontinued operations	$1,220	$4,384	$14,660	$33,885

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Indebtedness
     Indebtedness consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30	December 31,
	2008	2007
Mortgage loan secured by 25 hotel properties, matures between July 1, 2015 and February 1, 2016, at an average interest rate of 5.42%	$455,115	$455,115
Mortgage loan secured by 16 hotel properties, matures between December 11, 2014 and December 11, 2015, at an average interest rate of 5.73%	211,475	211,475
Mortgage loan secured by 28 hotel properties, matures April 11, 2017, at an average fixed interest rate of 5.95%	928,465	928,465
Loan secured by 10 hotel properties, matures May 2009, at an interest rate of LIBOR* plus 1.65%, with three one-year extension options	167,202	213,889
Secured credit facility secured by mezzanine notes receivable, matures April 9, 2010, at an interest rate of LIBOR* plus a range of 1.55% to 1.95% depending on the loan-to-value ratio, with two one-year extension options	195,000	65,000
Term loan secured by one hotel property, matured October 2008, at an interest rate of LIBOR* plus 2.0%, with three one-year extension options (1)	—	47,450
Mortgage loan secured by one hotel property, matures December 1, 2017, at interest rates of 7.39% at September 30, 2008 and 7.24% at December 31, 2007, with a remaining premium of approximately $1.4 million	49,466	52,474
Mortgage loan secured by one hotel property, matures December 8, 2016, at an interest rate of 5.81%	101,000	101,000
Mortgage loan secured by five hotel properties, matures December 11, 2009, at an interest rate of LIBOR* plus 1.72%, with two one-year extension options	189,570	184,000
Mortgage loan secured by one hotel property, matures August 1, 2010, at an interest rate of 8.08%	—	45,752
Mortgage loan secured by one hotel property, matures June 1, 2011, at an interest rate of LIBOR* plus 2%	19,740	42,185
Mortgage loan secured by one hotel property, matured July 1, 2008, at an interest rate of 5.67%	—	31,670
Mortgage loan secured by one hotel property, matures January 1, 2011, at an interest rate of 8.32%	6,013	6,102
Mortgage loan secured by one hotel property, matures January 1, 2023, at an interest rate of 7.78%	7,202	8,187
TIF loan secured by one hotel property, matures June 30, 2018, at an interest rate of 12.85%	7,783	7,783
Mortgage loan secured by one hotel property, matures April 1, 2009, at an interest rate of 5.6%	29,641	30,118
Mortgage loan secured by three hotel properties, matures April 5, 2011, at an interest rate of 5.47%	66,801	67,910
Mortgage loan secured by four hotel properties, matures March 1, 2010, at an interest rate of 5.95%	75,000	75,000
Mortgage loan secured by two hotel properties, matures January 1, 2009, at an interest rate of 5.5% (2)	—	127,200
Mortgage loan secured by two hotel properties, matures August 8, 2011, at an interest rate of LIBOR plus 2.75%, with two one-year extension options (2)	159,800	—
Mortgage loan secured by one hotel property, matures August 6, 2011, at an interest rate of LIBOR plus 2.5%, with two one-year extension options (3)	65,000	—
Mortgage loan secured by one hotel property, matures September 9, 2010, at an interest rate of LIBOR plus 3.75%, with two one-year extension options	55,000	—

Total	2,789,273	2,700,775
Indebtedness related to assets held for sale	(65,000)	(61,229)

Indebtedness related to continuing operations	$2,724,273	$2,639,546

*	LIBOR rates were 3.93% and 4.6% at September 30, 2008 and December 31, 2007, respectively.

(1)	This note was repaid upon the sale of related hotel property.

(2)	This note was refinanced with a $160 million loan which had a balance of $159.8 million at September 30, 2008.

(3)	This note was repaid upon the settlement of the sale of the related hotel property in October 2008.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Minority Interests
     Minority Interest in Consolidated Joint Ventures — Minority joint venture partners had ownership ranging from 11% to 25% of six hotel properties at September 30, 2008.
     Minority Interest in Operating Partnership — During the nine months ended September 30, 2008, we issued 1,056,000 operating partnership units in the form of long term incentive partnership units (“LTIP units”) for $0.05 per unit to our executives. These LTIP units vest at specified rates between 2008 and 2012. Upon vesting, each LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at Ashford’s election, settled in Ashford’s common stock. These LTIP units had an aggregate value of $6.6 million at the date of grant which is being amortized over the vesting period. We recognized compensation expense of $329,000 and $734,000 for the three and nine months ended September 30, 2008, respectively, related to the LTIP units granted. The unamortized value of the LTIP units was $5.8 million at September 30, 2008 with a weighted average remaining vesting period of approximately 2.95 years.
     During the nine months ended September 30, 2008, we declared cash distributions of $665,000, or $0.21 per unit per quarter, related to the LTIP units. These distributions were recorded as a reduction of the minority interest in operating partnership.
     At September 30, 2008 and December 31, 2007, operating partnership unit holders represented minority ownership of 11.58% and 9.98% in the operating partnership, respectively.
10. Income/(Loss) Per Share
     Basic income/(loss) per common share is calculated by dividing net income/(loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted income/(loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. The following table reconciles the amounts used in calculating basic and diluted income/(loss) per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income/(loss) from continuing operations	$7,579	$(3,876)	$(26,180)	$(802)
Less: Preferred dividends	(7,018)	(7,146)	(21,054)	(16,972)

Income/(loss) from continuing operations available to common shareholders	561	(11,022)	(47,234)	(17,774)
Income from discontinued operations	1,220	4,384	14,660	33,885

Net income/(loss) available to common shareholders	$1,781	$(6,638)	$(32,574)	$16,111

Total weighted average basic and diluted shares	115,819	121,235	117,828	100,708
Incremental dilutive shares from restricted stock awards	33	—	—	—

Total weighted average diluted shares	115,852	121,235	117,828	100,708

Income/(loss) per share:
Basic –
Income/(loss) from continuing operations	$0.01	$(0.09)	$(0.40)	$(0.18)
Income from discontinued operations	0.01	0.04	0.12	0.34

Net income/(loss)	$0.02	$(0.05)	$(0.28)	$0.16

Diluted –
Income/(loss) from continuing operations	$0.01	$(0.09)	$(0.40)	$(0.18)
Income from discontinued operations	0.01	0.04	0.12	0.34

Net income/(loss)	$0.02	$(0.05)	$(0.28)	$0.16

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to their anti-dilutive effect, the computation of diluted income/(loss) per share does not reflect the adjustments for the following items for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(Loss)/income from continuing operations available to common shareholders:
Minority interest in income/(loss) of operating partnership	$747	$(253)	$(1,987)	$741
Dividends to Preferred B shares	1,564	1,564	4,692	4,692

Total	$2,311	$1,311	$2,705	$5,433

Diluted shares:
Assumed conversion of Preferred B shares	7,448	7,448	7,448	7,448
Assumed conversion of weighted outstanding operating partnership units	14,390	13,512	14,082	13,512
Incremental dilutive shares from restricted stock awards	—	54	14	484

Total	21,838	21,014	21,544	21,444

11. Derivatives and Hedging Activities
     We enter into interest rate swaps to manage the impact of interest rate fluctuations on our results of operations and cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. In March 2008, we executed a five-year interest swap on $1.8 billion of our existing fixed-rate debt at a weighted average interest rate of 5.84% for floating-rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. We paid $4.1 million to enter into these transactions (after a $484,000 refund from the counter party for selling notional amounts of $325.0 million of the interest rate swap and $180.6 million of the interest rate cap to another third party). On September 30, 2008, we entered into an additional LIBOR interest rate cap with $800 million notional amount at 3.75% effective October 14, 2008 for a one year term with an upfront cost of $1.8 million. These derivatives are reported net in our consolidated balance sheets in accordance with FASB Interpretation No. 39 (“FIN 39”), “Offsetting Amounts Related to Certain Contracts.” At September 30, 2008, the net fair value of these derivatives was a liability of $32.9 million (net of a $11.2 million asset related to our interest rate caps). Because these derivatives were not designated as hedges and did not qualify as hedges, the gains or losses from changes in fair value are recognized in earnings. For the three and nine months ended September 30, 2008, unrealized gains of $12.5 million and unrealized losses of $38.9 million, respectively, were recognized for the fair value changes.
     During the three months ended September 30, 2008, in connection with the debt financings of $160.0 million and $55.0 million, we entered into two LIBOR interest rate caps with a notional amount totaling $215.0 million at 5.0% maturing in 2010 for $437,000. These interest rate caps are designated as cash flow hedges and had a fair value of $367,000 at September 30, 2008. The fair value of these interest rate caps is included in “Other assets” in the consolidated balance sheet. Unrealized losses of $2,000 were recognized for fair value changes. During the next twelve months, we expect $25,000 of accumulated comprehensive income will be reclassified to interest expense.
     In addition, with the $65.0 million financing, we purchased a LIBOR interest rate cap with a notional amount of $52.0 million at 5.75% maturing in 2011 for $123,000. This interest rate cap was not designated as a hedge and had a fair value of $144,000 at September 30, 2008. As a result of the sale of the related hotel property, the $52.0 million interest rate cap was sold in October 2008.
     We had seven interest rate caps with a notional amount totaling $669.5 million and interest rates ranging from 6.0% to 7.0%. Of these interest rate caps, $212.0 million were designated as cash flow hedges and the remaining $457.5 million did not meet the applicable hedge accounting criteria. At September 30, 2008, these derivatives had a fair value of $18,000, which is included in “Other assets” in the consolidated balance sheet. For the three and nine months ended September 30, 2008, unrealized losses of $16,000 and $14,000, respectively, were recognized for the fair value changes. For the three and nine months ended September 30, 2007, unrealized losses of $175,000 and $144,000, respectively,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
were recognized for the fair value changes. During the next twelve months, we expect $127,000 of accumulated other comprehensive loss will be reclassified to interest expense.
12. Capital Stock and Stock-Based Compensation
     Common Stock Repurchases — On September 5, 2008, the Board of Directors authorized the repurchase of an additional $75 million of our common stock that may be purchased under the share repurchase program. We had recently completed substantially all of the repurchase of the $50 million previously authorized under the existing share repurchase program. Repurchases under the share repurchase program will be exercised from time to time, subject to market conditions and regulatory considerations.
     Pursuant to our stock repurchase plan, we repurchased 10.6 million shares of our common stock for approximately $46.0 million during the nine months ended September 30, 2008. In addition, we acquired 5,687 shares of our common stock as partial tax payments for shares issued under our stock-based compensation plan.
     Stock Related Grants and Stock-Based Compensation — During the nine months ended September 30, 2008, we granted 206,669 shares of our common stock to our directors, executive officers and certain employees under our restricted stock-based compensation plan. These shares had a weighted average grant date value of $4.94 per share.
     During the three and nine months ended September 30, 2008, we recognized compensation expense of $1.4 million and $4.5 million, respectively, related to our stock-based compensation plan. During the three and nine months ended September 30, 2007, we recognized such expense of $1.7 million and $4.7 million, respectively. As of September 30, 2008, the unamortized value of the unvested shares of restricted stock was $8.1 million with an average remaining vesting period of approximately 2.1 years.
     Dividends — Common stock dividends and unit distributions. During the nine months ended September 30, 2008, we declared cash dividends and distributions totaling $79.5 million, or $0.21 per share per quarter, to both common shareholders and common unit holders. We also declared cash distributions of $2.1 million, or $0.19 per unit, to Class B common unit holders.
     Series A Cumulative Preferred dividends. During the nine months ended September 30, 2008, we declared cash dividends of $3.7 million, or $0.5344 per share per quarter, to Series A preferred stockholders.
     Series B Preferred dividends. During the nine months ended September 30, 2008, we declared cash dividends of $4.7 million, or $0.21 per share per quarter, to Series B preferred stockholders.
     Series D Cumulative Preferred dividends. During the nine months ended September 30, 2008, we declared cash dividends of $12.7 million, or $0.528125 per share per quarter, to Series D preferred stockholders.
13. Commitments and Contingencies
     Restricted Cash — Under certain management and debt agreements existing at September 30, 2008, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt agreement, we escrow 4% to 6% of gross revenue for capital improvements.
     Franchise Fees — Under franchise agreements existing at September 30, 2008, we pay franchisors royalty fees between 2.5% and 6% of gross room revenue as well as fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we terminate a franchise prior to its expiration date, we may be liable for up to three times the average annual franchise fees incurred for that property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Management Fees — Under management agreements existing at September 30, 2008, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2008 through 2027, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
     For the three and nine months ended September 30, 2008 and 2007, financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investing	Financing	Corporate	Consolidated
Three Months Ended September 30, 2008:
Total revenues	$276,480	$8,801	$—	$285,281

Total hotel expenses	184,252	—	—	184,252
Property taxes, insurance and other	14,918	—	—	14,918
Depreciation and amortization	44,406	—	—	44,406
Corporate general and administrative	—	—	8,834	8,834

Total expenses	243,576	—	8,834	252,410

Operating income/(loss)	32,904	8,801	(8,834)	32,871
Equity earnings of unconsolidated joint venture	—	491	—	491
Interest income	—	—	697	697
Other income	—	—	3,379	3,379
Interest expense and amortization of loan costs	—	—	(39,870)	(39,870)
Write-off of loan costs and exit fees	—	—	(1,226)	(1,226)
Unrealized gains on derivatives	—	—	12,528	12,528

Income/(loss) before income taxes, minority interests and discontinued operations	32,904	9,292	(33,326)	8,870
Income tax expense	—	—	(421)	(421)
Minority interests in earnings of consolidated joint ventures	—	—	(123)	(123)
Minority interests in earnings of operating partnership	—	—	(747)	(747)

Income/(loss) from continuing operations	$32,904	$9,292	$(34,617)	$7,579

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investing	Financing	Corporate	Consolidated
Three Months Ended September 30, 2007:
Total revenues	$277,093	$2,373	$—	$279,466

Total hotel expenses	185,678	—	—	185,678
Property taxes, insurance and other	14,248	—	—	14,248
Depreciation and amortization	33,137	—	—	33,137
Corporate general and administrative	—	—	8,069	8,069

Total expenses	233,063	—	8,069	241,132

Operating income/(loss)	44,030	2,373	(8,069)	38,334
Interest income	—	—	776	776
Interest expense and amortization of loan costs	—	—	(40,842)	(40,842)
Unrealized losses on derivatives	—	—	(175)	(175)

Income/(loss) before income taxes, minority interests and discontinued operations	44,030	2,373	(48,310)	(1,907)
Income tax expense	—	—	(2,116)	(2,116)
Minority interests in earnings of consolidated joint ventures	—	—	(106)	(106)
Minority interests in losses of operating partnership	—	—	253	253

Income/(loss) from continuing operations	$44,030	$2,373	$(50,279)	$(3,876)

Nine Months Ended September 30, 2008:
Total revenues	$862,533	$15,273	$—	$877,806

Total hotel expenses	558,116	—	—	558,116
Property taxes, insurance and other	45,776	—	—	45,776
Depreciation and amortization	126,405	—	—	126,405
Corporate general and administrative	—	—	24,903	24,903

Total expenses	730,297	—	24,903	755,200

Operating income/(loss)	132,236	15,273	(24,903)	122,606
Equity earnings of unconsolidated joint venture	—	2,304	—	2,304
Interest income	—	—	1,594	1,594
Other income	—	—	6,244	6,244
Interest expense and amortization of loan costs	—	—	(116,771)	(116,771)
Write-off of loan costs	—	—	(1,226)	(1,226)
Unrealized losses on derivatives	—	—	(38,861)	(38,861)

Income/(loss) before income taxes, minority interests and discontinued operations	132,236	17,577	(173,923)	(24,110)
Income tax expense	—	—	(1,150)	(1,150)
Minority interests in earnings of consolidated joint ventures	—	—	(2,907)	(2,907)
Minority interests in losses of operating partnership	—	—	1,987	1,987

Income/(loss) from continuing operations	$132,236	$17,577	$(175,993)	$(26,180)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investing	Financing	Corporate	Consolidated
Nine Months Ended September 30, 2007:
Total revenues	$688,821	$8,594	$—	$697,415

Total hotel expenses	447,157	—	—	447,157
Property taxes, insurance and other	36,106	—	—	36,106
Depreciation and amortization	97,171	—	—	97,171
Corporate general and administrative	—	—	19,810	19,810

Total expenses	580,434	—	19,810	600,244

Operating income/(loss)	108,387	8,594	(19,810)	97,171
Interest income	—	—	2,249	2,249
Interest expense and amortization of loan costs	—	—	(95,283)	(95,283)
Write-off of loan costs	—	—	(3,709)	(3,709)
Unrealized losses on derivatives	—	—	(144)	(144)

Income/(loss) before income taxes, minority interests and discontinued operations	108,387	8,594	(116,697)	284
Income tax expense	—	—	(762)	(762)
Minority interests in losses of consolidated joint ventures	—	—	417	417
Minority interests in earnings of operating partnership	—	—	(741)	(741)

Income/(loss) from continuing operations	$108,387	$8,594	$(117,783)	$(802)

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of their value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which are significant to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. For the interest rate swap valuation, the Level 3 input relating to the credit spreads represented approximately 21.9% of the fair value at September 30, 2008, which we consider to be significant to the overall valuation of the swap; therefore, the fair value of the interest rate swap of $39.8 million liability is reported as a Level 3 valuation in its entirety.
     The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Price
	In Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Non-hedge derivatives:
Interest rate cap	$—	$11,214	$—	$11,214
Hedge derivatives:
Interest rate cap	—	381	—	381

	$—	$11,595	$—	$11,595

Liabilities
Non-hedge derivatives:
Interest rate swap	$—	$—	$(39,762)	$(39,762)
Interest rate floor	—	(4,303)	—	(4,303)

	$—	$(4,303)	$(39,762)	$(44,065)

     The reconciliation of the beginning and ending balances of the derivatives that were measured using significant unobservable inputs is as follows (in thousands):

	Fair Value Measurements using Significant
	Unobservable Inputs
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
Interest Rate Swap
Balance at beginning of period	$(57,893)	$—
Purchase	—	4,192
Total gains (losses) included in earnings	18,131	(43,954)

Balance at end of period	$(39,762)	$(39,762)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Subsequent Events
     On October 1, 2008, we completed the sale of the Anaheim Hyatt hotel property that was reported as held for sale in the consolidated balance sheet at September 30, 2008, for $112.0 million, repaid the $65.0 million mortgage loan on the property and recognized a gain of $40.0 million.
     On October 1, 2008, the mezzanine loan in the amount of $3.0 million with an interest rate of LIBOR plus 11.15% was repaid.
     On October 9, 2008, the $18.2 million junior participation note receivable reached its initial maturity and the principal and interest payments were not made. The underlying hotel property in Nevis suffered significant damage by hurricane Omar. Our initial assessment is that the borrowers carry adequate business and property insurance coverage. We are in the very preliminary stages of working with the borrowers to evaluate different options and evaluate the impact these events may have on our results of operations.
     Subsequent to September 30, 2008, borrower of the $21.5 million mezzanine note receivable maturing 2018 held in the PREI JV defaulted on two debt service payments on both the first mortgage and our mezzanine loan. We and our joint venture partner are currently evaluating our options and remedies to determine our best course of action.
     With market liquidity concerns in mind, subsequent to September 30, 2008, we made a draw of the remaining $105.0 million credit available on our senior credit facility. The proceeds are set aside and reinvested in U.S. Treasuries.
     Subsequent to September 30, 2008, we purchased an additional 17.2 million shares of our common stock for $40.8 million pursuant to our stock repurchase program.

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
EXECUTIVE OVERVIEW
     We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering and related formation transactions on August 29, 2003. At September 30, 2008, we owned interests in 104 hotel properties, which included direct ownership in 98 hotel properties and between 75-89% interests in six hotel properties through equity investments with joint venture partners. Of these hotels, 43 were acquired in 2007. As of September 30, 2008, 103 of the 104 hotels were classified in continuing operations. In addition, at September 30, 2008, we owned $211.5 million of mezzanine or first-mortgage loans receivable and a 25% interest in a joint venture with Prudential Real Estate Investors (“PREI”) formed in January 2008 (the “PREI JV”). The joint venture owned $95.5 million of mezzanine loans at September 30, 2008. See Notes 3 and 6 of Notes to Consolidated Financial Statements.
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
     During the first quarter of 2008, we changed our debt strategy to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue Per Available Room). In connection with this strategy, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. As a result of rising LIBOR rates caused by the global financial crisis, on September 30, 2008, we entered into an additional LIBOR interest rate cap for $800 million notional amount at 3.75% effective October 14, 2008 for a one year term for an upfront cost of $1.8 million. In connection with these transactions, we recorded other income of $3.4 million and $6.2 million in interest savings for the three and nine months ended September 30, 2008, respectively, and recorded net unrealized gains of $12.5 million and net unrealized losses of $38.9 million for the three and nine months ended September 30, 2008, respectively, for the change in the fair value of these derivatives.
     During the nine months ended September 30, 2008, we completed a total of $325.1 million in asset sales, repaid $186.9 million in related mortgage debt. We originated/acquired mezzanine loans in an aggregate principal amount of $209.1 million.
     In addition, under our share repurchase program, we purchased a total of 10.6 million shares of our common shares for an aggregate purchase price of $46.0 million during the nine months ended September 30, 2008.
CRITICAL ACCOUNTING POLICIES
     We formed the PREI joint venture and entered into interest rate swap, cap and floor transactions during the nine months ended September 30, 2008. The accounting policies related to these transactions are as follows. There have been no other significant accounting policies employed during the nine months ended September 30, 2008.
     Investment in Unconsolidated Joint Venture — Investment in a joint venture in which we have a 25% ownership interest is accounted for under the equity method of accounting by recording our initial investment and our percentage of interest in the joint venture’s net income. The equity accounting method is employed due to the fact that we do not control the joint venture pursuant to the guidance provided by Emerging Issue Task Force (“EITF”) Abstract No. 04-5.
     Derivative Financial Instruments and Hedges — We enter into interest rate swap agreements to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps within our cash flow hedging strategy. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room) and to enhance dividend coverage. Interest rate swaps involve the exchange of fixed-rate payments for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in the fair value are recognized in earnings. We record all derivatives on the balance sheet at fair value.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. We are currently evaluating the effects the adoption of SFAS No. 160 will have on our financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
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
RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 ($ in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Favorable/(Unfavorable)		September 30,		Favorable/(Unfavorable)
	2008	2007	$ Change	%Change	2008	2007	$ Change	%Change
Total revenue	$285,281	$279,466	$5,815	2.1%	$877,806	$697,415	$180,391	25.9%
Total hotel expenses	(184,252)	(185,678)	1,426	0.8%	(558,116)	(447,157)	(110,959)	(24.8)%
Property taxes, insurance and other	(14,918)	(14,248)	(670)	(4.7)%	(45,776)	(36,106)	(9,670)	(26.8)%
Depreciation and amortization	(44,406)	(33,137)	(11,269)	(34.0)%	(126,405)	(97,171)	(29,234)	(30.1)%
Corporate general and administrative	(8,834)	(8,069)	(765)	(9.5)%	(24,903)	(19,810)	(5,093)	(25.7)%
Operating income	32,871	38,334	(5,463)	(14.3)%	122,606	97,171	25,435	26.2%
Equity in earnings of unconsolidated joint venture	491	—	491	— *	2,304	—	2,304	— *
Interest income	697	776	(79)	(10.2)%	1,594	2,249	(655)	(29.1)%
Other income	3,379	—	3,379	— *	6,244	—	6,244	— *
Interest expense and amortization of loan costs	(39,870)	(40,842)	972	2.4%	(116,771)	(95,283)	(21,488)	(22.6)%
Write-off of loan costs and exit fees	(1,226)	—	(1,226)	— *	(1,226)	(3,709)	2,483	66.9%
Unrealized gains (losses) on derivatives	12,528	(175)	12,703	— *	(38,861)	(144)	(38,717)	— *
Income tax expense	(421)	(2,116)	1,695	— *	(1,150)	(762)	(388)	(50.9)%
Minority interest in (earnings)/losses of consolidated joint ventures	(123)	(106)	(17)	(16.0)%	(2,907)	417	(3,324)	— *
Minority interest in (earnings)/losses of operating partnership	(747)	253	1,000	— *	1,987	(741)	2,740	— *
Income/(loss) from continuing operations	7,579	(3,876)	11,455	— *	(26,180)	(802)	(25,378)	— *
Income from discontinued operations	1,220	4,384	(3,164)	(72.2)%	14,660	33,885	(19,225)	(56.7)%
Net (loss)/income	8,799	508	8,291	— *	(11,520)	33,083	(44,603)	— *

*	Not meaningful.
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In conjunction with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and the asset swap, 43 of these hotels were included in our hotel property portfolio at September 30, 2008. In the second quarter of 2008, we finalized the allocation of the CNL Acquisition purchase price. These hotels are referred to as non-comparable hotels in the following discussions as we did not own these properties for the entire nine months ended September 30, 2007.
     The 43 non-comparable hotels that are included in continuing operations contributed the following for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Total revenue	$449,699	$275,093
Total operating income	$66,461	$30,672
     Of our total hotel properties, 103 hotels for the three months and 60 hotels included in income from continuing operations for the nine months ended September 30, 2008 and 2007 are referred in the following discussions as “comparable hotels” for we have owned these properties throughout the entire three and nine months for both 2008 and 2007. The following table illustrates the key performance indicators of the comparable hotels for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenue (in thousands)	$275,953	$276,129	$410,837	$412,103
Total operating income (in thousands)	$32,612	$43,454	$65,355	$76,887
RevPAR (revenue per available room)	$103.45	$104.13	$102.76	$103.12
Occupancy	74.46%	76.36%	72.89%	75.87%
ADR (average daily rate)	$138.94	$136.36	$140.98	$135.91
Comparison of the Three Months Ended September 30, 2008 with Three Months Ended September 30, 2007
     Revenue. Total revenue for the three months ended September 30, 2008 (the “current quarter”) increased $5.8 million, or 2.1%, to $285.3 million from $279.5 million for the three months ended September 30, 2007 (the “prior year quarter”). The increase was substantially due to an increase of $6.4 million in interest income from mezzanine loans. Mezzanine loans originated and acquired after September 30, 2007 contributed a $6.9 million increase in interest income from notes receivable. Fees received from certain asset management consulting agreements we entered into after September 30, 2007 also contributed $131,000 to the increase. These increases were partially offset by an decrease of $789,000 in hotel revenue due primarily to lower occupancy rate experienced during the current quarter as compared to the prior year quarter.
     Room revenues for the current quarter decreased $1.4 million, or 0.7%, compared to the prior year quarter, primarily due to a slight decrease in RevPAR from $104.13 to $103.45 driven by a 1.9% decrease in occupancy principally as a result of six hotel properties being under renovation. The effect of decreased occupancy is partially offset by a 1.9% increase in ADR. Excluding the six hotel properties under renovation, the remaining 97 comparable hotel properties’ RevPAR increased from $105.06 in the prior year quarter to $105.31 in the current quarter driven by a 1.8% increase in ADR which effect is partially offset by a 1.2% decrease in occupancy. Due to the economic downturn, many hotels experienced lower occupancy rates, however, the lower occupancy is mostly offset by moderate increases in ADR which is consistent with industry trends. Certain hotels benefited from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels reduced room availability, which offset these increases.
     Food and beverage revenues decreased $215,000 in the current quarter compared to the prior year quarter primarily due to a decline in banquet and catered events and lower occupancy.
     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired in April 2007, which is leased to a third-party tenant on a triple-net basis.

     Other revenue for the current quarter increased $498,000 compared to the prior year quarter due to $1.9 million of furniture and fixture reserve income received from the third-party tenant on a triple-net lease which is partially offset by a decrease in other ancillary income as a result of lower occupancy.
     Interest income from notes receivable increased $6.4 million for the current quarter compared to the prior year quarter. The increase is attributable to the acquisition and origination of new mezzanine loans during the nine months totaling $209.1 million in principal balance which accounted for $6.9 million of the increase. The increase was partially offset by the decline in LIBOR rates during the current quarter compared to prior year quarter.
     The discount of $65.6 million on the mezzanine loan acquired for $98.4 million in July 2008 that is secured by 681 extended stay hotel properties with a principal amount of $164.0 million is being amortized over the life of the loan including extension periods. Based on trailing 12-month net cash flow from the portfolio, the debt service coverage ratio at closing through our position of approximately 1.63x, and our investment in the capital structure of approximately 75% to 80% loan to cost, or $82,142 per key, we expect full repayment of the principal amount at maturity and are recognizing the discount amount of $65.6 million over the potential four year life of the loan. There can be no assurance that our estimate of collectible amounts will not change over time or that they will be representative of the amounts we may actually collect. The risk is that changes in market conditions may prevent the borrower from repaying the loan amount in full and we may have to reverse some of the discount recognized in our income stream in prior periods which may have a material impact on our future financial position and results of operations.
     Asset management fees and other increased $176,000 during the current quarter. The increase is primarily related to a sourcing fee of $42,000 from PREI JV and a consulting fee of $131,000 from a consulting agreement we entered into in December 2007 in connection with an asset swap transaction.
     Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, decreased $1.4 million, or 0.8%, for the current quarter compared to the prior year quarter, primarily due to lower occupancy in the current quarter compared to prior year quarter. Management has instituted cost control measures to mitigate the effects of lower revenue.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $670,000, or 4.7%, for the current quarter compared to the prior year quarter. Property taxes increased $1.1 million in the current quarter compared to the prior year quarter due to appraised property values increasing significantly at certain hotels in California and a property tax rate increase of 28% in Virginia. Property insurance decreased $402,000 in the current quarter compared to the prior year quarter primarily due to a decline in insurance expense as new insurance policies were re-negotiated. The effect of the decline in re-negotiated insurance premium rates was partially offset by a $457,000 expense recognized for the insurance deductibles related to seven hotel properties that were damaged by Hurricanes Fay and Ike.
     Depreciation and Amortization. Depreciation and amortization increased $11.3 million, or 34.0%, for the current quarter compared to the prior year quarter. The increase in depreciation expense is partially attributable to major capital improvements made at several comparable hotels since September 30, 2007. The increase is also attributable to recording depreciation related to a significant amount of assets previously included in construction in progress that were placed into service. In addition, during the fourth quarter of 2007, we adjusted the allocation of the purchase price of the CNL Acquisition which resulted in adjustments to asset values being depreciated.
     Corporate General and Administrative. Corporate general and administrative expense increased $765,000 for the current quarter compared to the prior year quarter. These expenses include non-cash stock-based compensation expense of $1.7 million for both the current quarter and the prior year quarter. Excluding the non-cash stock-based compensation, these expenses increased $750,000 in the current quarter compared to the prior year quarter primarily due to the increase in accounting fees and headcount as a result of the CNL Acquisition and write-off of certain costs related to potential deals that were not consummated.
     Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of the PREI JV of $491,000 represents our 25% of the earnings from the PREI JV. The earnings are primarily generated from the interest earned on the mezzanine notes. At September 30, 2008, the PREI JV owned $95.5 million of mezzanine notes.
     Interest Income. Interest income decreased $79,000 for the current quarter compared to the prior year quarter primarily due to the decline in short-term interest rates.

     Other Income. Other income of $3.4 million represents the interest income on the non-designated interest rate swap transaction that we entered into in March 2008.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $972,000 to $39.9 million for the current quarter from $40.8 million for the prior year quarter. The decrease is primarily attributable to a decrease in interest expense on our variable rate debt as a result of lower LIBOR rates during the current quarter. This decrease is partially offset by the higher average debt balance outstanding during the current quarter.
     Write-off of Loan Cost and Exit Fees. During the current quarter we wrote off unamortized loan costs of $424,000 on the $127.2 million debt that was refinanced with a $160.0 million new debt and incurred $802,000 of prepayment penalties on payoff of other loan.
     Unrealized (Losses)/Gains on Derivatives. In March and September 2008, we entered into interest rate swap, floor and cap transactions that were not designated as hedges. As a result, the changes in market value of these derivatives are included in the earnings. During the current quarter, we recorded unrealized gains of $12.5 million on these derivatives as a result of the LIBOR forward curve used in determining the fair values turning downward during the current quarter. See Note 3 and Note 11 of Notes to Consolidated Financial Statements.
     The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The variable cash payments/receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rose above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
     Income Tax/(Expense) Benefit. Income tax expense was $421,000 and $2.1 million for the current quarter and prior year quarter, respectively. During the current quarter, our TRS entities generated lower income compared to the prior year quarter. The decrease in taxes on TRS entities is partially offset by new state taxes assessed on partnership subsidiaries in certain states and the Texas margin tax.
     Minority Interests in Earnings of Consolidated Joint Ventures. Minority interests represent the joint venture partners who have ownerships ranging from 11% to 25% in six hotel properties owned and operated by our consolidated joint ventures. We acquired these joint ventures in connection with the CNL Acquisition in April 2007. Income from consolidated joint ventures allocated to the minority interests was $123,000 and $106,000 for the current quarter and prior year quarter, respectively.
     Minority Interest in (Earnings)/Losses of Operating Partnership. Minority interest in operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership which is an allocation of net income/(loss) available to common shareholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus dividends related to these limited partners’ Class B unit holdings. Earnings of $747,000 and losses of $253,000 from continuing operations were allocated to these limited partners for the current quarter and the prior year quarter, respectively. Income from discontinued operations allocated to these limited partners was $109,000 and $472,000 for the current quarter and the prior year quarter, respectively.
     Income from Discontinued Operations. Included in income from discontinued operations were net gains of $1.4 million and $531,000 from hotel sales for the current quarter and the prior year quarter, respectively. Operating results of discontinued operations also reflected interest and related debt expense of $627,000 and $6.8 million for the current quarter and the prior year quarter, respectively. In addition, unamortized loan costs of $236,000 in the current quarter were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt.
Comparison of the Nine Months Ended September 30, 2008 with Nine Months Ended September 30, 2007
     Revenue. Total revenue for the nine months ended September 30, 2008 (the “current period”) increased $180.4 million, or 25.9%, to $877.8 million from $697.4 million for the nine months ended September 30, 2007 (the “prior year period”). The increase was substantially due to $174.6 million in incremental revenues attributable to the 43 non- comparable hotels. Total revenue from comparable hotels decreased $1.3 million. Mezzanine loans originated and acquired after September 30, 2007 contributed a $9.1 million increase in interest income from notes receivable. Fees received from certain asset management consulting agreements we entered into after September 30, 2007 contributed $392,000 of the increase.
     Room revenues at comparable hotels for the current period decreased $245,000, or 0.1%, compared to the prior year period, primarily due to a slight decrease in RevPAR from $103.12 to $102.76 driven by a 2.98% decrease in occupancy principally as a result of the economic downturn and two hotel properties being under renovation. The effect of decreased occupancy is partially offset by a 3.7% increase in ADR. Excluding the two hotel properties under renovation, the remaining 58 comparable hotels’ RevPAR increased slightly from $102.60 in the prior year period to $102.84 in the current period driven by a 3.8% increase in ADR which is partially offset by a 2.62% decrease in occupancy rate.
     Food and beverage revenues increased $36.8 million. Food and beverage from non-comparable hotels contributed $38.2 million of the increase. Food and beverage at comparable hotels for the current period decreased $1.4 million, or 1.8% compared to the prior year period due to a decline in banquet and catered events and lower occupancy.
     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired in April 2007, which is leased to a third-party tenant on a triple-net basis.
     Other revenues for the current period increased $9.6 million compared to the prior year period due primarily to the $9.8 million attributable to the non-comparable hotels and $1.9 million of furniture and fixture reserve income received from the third-party tenant on a triple-net. These increases are partially offset by the decreased ancillary income due to lower occupancy.
     Interest income from notes receivable increased $6.7 million for the current period compared to the prior year period. The increase is attributable to the acquisition and origination of new mezzanine loans during the current period totaling $209.1 million in principal balance. The increase is partially offset by the decline in LIBOR rates during the current period as compared to prior year period.
     Asset management fees and other increased $957,000 during the current period. The increase is primarily related to a sourcing fee of $442,000 and service fee of $106,000 from PREI JV and a consulting fee of $392,000 from a consulting agreement we entered into in December 2007 in connection with an asset swap transaction.
     Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased $111.0 million, or 24.8%, for the current period compared to the prior year period, primarily due to $111.1 million of expenses associated with the non-comparable hotels. Hotel operating expenses at comparable hotels experienced a decrease of $265,000, or 0.1%, for the current period compared to the prior year period. Room and food and beverage expenses decreased $1.7 million due to lower occupancy. The decrease is substantially offset by an increase of $1.5 million in repairs, franchise fees and sales and marketing expenses.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $9.7 million, or 26.8%, for the current period compared to the prior year period due to $9.0 million of expenses associated with the non-comparable hotels. Property taxes increased $1.3 million at the comparable hotels due to appraised property values increasing significantly at certain hotels and a tax rate increase of 28% in Virginia. Property insurance decreased $1.2 million in the current period compared to the prior year period primarily due to a decline in insurance expense as new insurance policies were re-negotiated. The effect of the decline in re-negotiated insurance premium rates at comparable hotels was partially offset by a $342,000 expense recognized for the insurance deductibles related to five hotel properties that were damaged by Hurricanes Fay and Ike.

     Depreciation and Amortization. Depreciation and amortization increased $29.2 million, or 30.1%, for the current period compared to the prior year period primarily due to a net increase of $18.7 million associated with the non-comparable hotels. The increase is also attributable to major capital improvements made at certain comparable hotels and recording depreciation related to a significant amount of assets previously included in construction in progress that were placed into service. In addition, during the fourth quarter of 2007, we adjusted the allocation of the purchase price of the CNL Acquisition which resulted in adjustments to asset values being depreciated.
     Corporate General and Administrative. Corporate general and administrative expense increased to $24.9 million for the current period compared to $19.8 million for the prior year period. These expenses include non-cash stock-based compensation expense of $5.2 million and $4.7 million for the current period and the prior year period, respectively. Excluding the non-cash stock-based compensation, these expenses increased $4.6 million in the current period compared to the prior year period primarily due to the increase in headcount and audit expense as a result of the CNL Acquisition.
     Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of the PREI JV of $2.3 million represents our 25% of the earnings from the PREI JV.
     Interest Income. Interest income decreased $655,000 for the current period compared to the prior year period primarily due to the decline in short-term interest rates.
     Other Income. Other income of $6.2 million represents the interest income on the non-designated interest rate swap transaction that we entered into in March 2008.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $21.5 million to $116.8 million for the current period from $95.3 million for the prior year period. The increase is primarily attributable to higher average debt balance outstanding during the current period as a result of the CNL acquisition on April 11, 2007.
     Write-off of Loan Cost and Exit Fees. During the current period we wrote off unamortized loan costs of $424,000 on the $127.2 million debt that was refinanced with a $160.0 million new debt and incurred $802,000 of prepayment penalties on payoff of other loan. During the prior year period, we repaid the balance and terminated two credit facilities with total borrowing capacity of $250 million. We also paid off our then outstanding loans totaling $650.1 million. In connection with these terminations and pay-offs, we wrote-off unamortized loan costs of $3.5 million and incurred prepayment penalties of $193,000.
     Unrealized Gains/(Losses) on Derivatives. In March and September 2008, we entered into interest rate swap, floor and cap transactions that were not designated as hedges. As a result, the changes in market value of these derivatives are included in the earnings. During the current period, we recorded an unrealized loss of $38.9 million on these derivatives as a result of the LIBOR forward curve used in determining the fair values turning significantly upward since we entered into these transactions.
     Income Tax (Expense)/Benefit. Income tax expense was $1.2 million and $762,000 for the current period and the prior year period, respectively. The current period tax expense consisted primarily of certain new state taxes assessed on partnership subsidiaries and the Texas margin tax. The prior period tax expense consisted of income taxes provided for certain TRS subsidiaries that generated income in that period.
     Minority Interests in Earnings of Consolidated Joint Ventures. Income from consolidated joint ventures allocated to the minority interests was $2.9 million for the current period. For the prior year period a loss of $417,000 from these joint ventures was allocated to the minority interests.
     Minority Interest in Earnings/(Losses) of Operating Partnership. Losses from continuing operations allocated to the limited partners were $2.0 million for the current period and earnings of $741,000 were allocated to the limited partners for the prior year period. Income from discontinued operations allocated to the limited partners was $1.2 million and $3.3 million for the current period and the prior year period, respectively.
     Income from Discontinued Operations. Included in income from discontinued operations were gains of $8.3 million and $35.2 million from hotel sales for the current period and the prior year period, respectively. Operating results of discontinued operations also reflected interest and related debt expense of $3.5 million and $14.6 million for the current period and the prior year period, respectively. In addition, unamortized loan costs of $975,000 and $2.3 million in the current period and the prior year period, respectively, and a premium of $2.1 million in the current period were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt.
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
     The following table reconciles net income/(loss) available to common shareholders to FFO available to common shareholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income/(loss) available to common shareholders	$1,781	$(6,638)	$(32,574)	$16,111
Depreciation and amortization on real estate	44,609	40,128	131,351	117,372
Minority interest in earnings/(losses) of operating partnership	856	219	(738)	4,026
Gains on sales of properties, net of related taxes	(1,411)	(531)	(8,315)	(28,370)

FFO available to common shareholders	$45,835	$33,178	$89,724	$109,139

LIQUIDITY AND CAPITAL RESOURCES
     Our principal source of funds to meet our cash requirements, including distributions to stockholders and repayments of indebtedness, is our share of the operating partnership’s cash flow. The operating partnership’s principal sources of cash flows include: (i) cash flow from hotel operations, (ii) interest income from and repayments of our notes receivable portfolio, and (iii) proceeds from sales of hotel properties and other assets. We believe we have adequate means to satisfy all of our short-term cash obligations through cash flows from hotel operations, potential sales of hotels, or potential additional borrowings on our unencumbered assets. Our cash flows are summarized as follows:
     Net Cash Flows Provided By Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $129.7 million and $102.3 million for the current period and the prior year period, respectively. The increase is principally due to the additional properties included in our operations during the entire current period as a result of the CNL Acquisition and the $6.2 million interest income on non-designated interest rate swap.
     Net Cash Flows Provided by (Used In) Investing Activities.  For the current period, investing activities provided net cash flows of $79.0 million, which consisted of net proceeds of $317.4 million from the sale of eight hotel properties and an office building, a payment of $16.2 million for the 75% note receivable acquired by PREI JV, and a $4.0 million repayment of a mezzanine note. These cash inflows were partially offset by $138.0 million for acquisitions or originations of notes receivable, $17.9 million for the acquisition of 25% interest in a mezzanine loan acquired by PREI JV, and $102.7 million of improvements to various hotel properties. For the prior year period, investing activities used net cash of $1.9 billion, which consisted of $2.1 billion for the CNL Acquisition and $76.9 million for improvements to various hotel properties. These cash outlays were partially offset by $153.5 million from the sales of 15 hotel properties and one office building and $30.0 million cash received from payments of notes receivables.
     Net Cash Flows Provided by (Used In) Financing Activities. For the current period, net cash flow used in financing activities was $73.1 million, which consisted of $613.9 million for repayments of indebtedness and capital leases; $105.2 million for payments of dividends; $6.4 million for payments made in connection with entering into interest rate swap, floor and cap transactions, $46.0 million of payments to acquire treasury shares, and $6.3 million of debt refinancing costs. These cash outlays were partially offset by borrowings on our $300.0 million credit facility, new mortgage loans and refinancing of existing mortgage loans totaling $704.6 million, $53,000 buy-ins for the LTIP units issued to our executives under the stock incentive plan and a $52,000 contribution from minority joint venture partners. For the prior year period, net cash flow provided in financing activities was $1.9 billion consisting of $1.9 billion in debt borrowings, $193.3 million of net proceeds from the issuance of Series C preferred stock, $193.8 million of net proceeds received from issuance of Series D preferred stock, and $548.2 million of net proceeds received from the follow-on public offering in April 2007. These cash inflows were partially offset by $639.9 million of repayments on indebtedness and capital leases, $195.7 million of payments for the redemption of Series C preferred stock, $76.6 million of dividend payments, $13.8 million of payments of loan costs, and $728,000 of payments to acquire treasury shares.
     Subsequent to September 30, 2008, we made a draw of the remaining $105.0 million of credit available on our senior credit facility and this has been purposefully set aside and reinvested in U.S. Treasuries.
     In September 2008, the Board of Directors authorized the repurchase of an additional $75.0 million of our common stock that may be purchased under the share repurchase program. Repurchases under the share repurchase program will be exercised from time to time, subject to market conditions and regulatory considerations. Subsequent to September 30, 2008, we have purchased from the open market $17.2 million of our common stock. The authorized remaining amount for purchases at November 6, 2008 was $20.0 million and was modified to include repurchase of both common and preferred shares.
     Management believes that cash on hand and invested in Treasuries, together with cash generated from operations and current working capital should be sufficient to meet our anticipated cash requirements for the foreseeable future. However, based on the current environment, cash available for dividend distributions will gradually decline and management may consider a dividend cut in the future to preserve capital.
     We are required to maintain certain financial ratios under various debt agreements. If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties, maintaining an overall minimum net worth, maintaining a maximum loan to value, and maintaining an overall minimum total assets. At September 30, 2008, we were in compliance with all covenants or other requirements set forth in our credit agreements as amended.
     During the first quarter of 2008, we changed our debt strategy to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue Per Available Room) and to enhance dividend coverage. In connection with this strategy, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt with a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. As a result of rising LIBOR rates caused by the global financial crisis, on September 30, 2008 we entered into an additional LIBOR interest rate cap with $800 million notional amount at 3.75% effective October 14, 2008 for a one year term with an upfront cost of $1.8 million. The one-month LIBOR used in indexing our interest rate derivatives was 3.93% at September 30, 2008. A decline of 0.25% in LIBOR from its current level would save us approximately $5.8 million annually in interest expense on our variable rate debt. Conversely, every 0.25% increase in LIBOR from its current level would increase our interest expense by approximately $2.1 million annually on our variable interest rate debt.

     During the current period, we refinanced our debt of $73.1 million maturing in 2008, a loan secured by two hotel properties, with a new $53.4 million interest only loan bearing an interest rate of LIBOR plus 2.0%. We also refinanced our debt of $127.2 million maturing in 2009, a loan secured by interests in two hotel properties owned through a joint venture, with a new $160.0 million loan bearing an interest rate of LIBOR plus 2.75%, maturing in 2011 with two one-year extensions. The excess funds are to be applied to future renovations at both properties. In addition, we financed a $55.0 million loan secured by one hotel property. The proceeds from this financing were used to fund our stock repurchases and enhance our overall liquidity. In conjunction with these refinancings, we were required by the lenders to enter into interest rate caps with notional amounts totaling $215.0 million to hedge the interest rate risk at a strike rate of 5.0% for two years. Additionally, we obtained a $65.0 million loan on one hotel property, bearing interest rate of LIBOR plus 2.5% and maturing in 2011, and subsequently repaid this loan on October 2, 2008, upon the sale of the related hotel property.
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
     We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loans or from proceeds from additional issuances of common stock, preferred stock, or other securities. However, other than the aforementioned acquisitions and those mentioned in subsequent events discussion below, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.
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
     At September 30, 2008, our $2.8 billion debt portfolio included $851.3 million of variable-rate debt. The impact on the results of operations of a one percentage change in interest rate on the outstanding balance of variable-rate debt at September 30, 2008 would be approximately $2.1 million per quarter. Including the effect of the interest rate swap we entered into in March 2008, our debt portfolio at September 30, 2008 would include $2.7 billion of variable-rate debt and the impact on the results of operations of a one percentage point decrease in interest rate would be $5.8 million per quarter.
     Periodically, we purchase derivatives to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps, caps and floors as part of our cash flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when interest rates exceed the cap strike. In March 2008, we entered into interest rate swap, cap and floor transactions that were not designated as hedges, the changes in the fair market values are recorded in earnings. The following summarizes our interest rate swap, caps and floor at September 30, 2008 and the earnings/(losses) recognized for the nine months ended September 30, 2008 ($ in thousands):

			Cash Flow			Unrealized
			Hedge			Gain/(Loss)
Notional		Interest	Designation		Fair	Recognized
Amount	Type	Rates	Yes / No	Maturity	Value	In Earnings
$212,000	Interest Rate Cap	6.25%	Yes	2009	$14	$(12)
47,500*	Interest Rate Cap	7.00%	Yes	2008	—	—
35,000	Interest Rate Cap	6.25%	No	2009	2	—
375,036	Interest Rate Cap	6.00%	No	2009	2	(1)
160,000	Interest Rate Cap	5.00%	Yes	2010	269	(2)
55,000	Interest Rate Cap	5.00%	Yes	2010	98	—
52,000	Interest Rate Cap	5.75%	No	2011	144	21
1,800,000	Interest Rate Cap	3.75%	No	2009 to 2011	11,066	1,271
1,800,000	Interest Rate Swap	Pays LIBOR plus 2.64%, receives fixed 5.84%	No	2013	(39,762)	(43,955)
1,800,000	Interest Rate Floor	Floor rate 1.25%	No	2013	(4,303)	3,817

$6,336,536					$(32,470)	$(38,861)

*	Matured October 15, 2008.
     At September 30, 2008, our $211.5 million notes receivable included $167.1 million of variable-rate notes. The impact on the results of operations of a one percentage change in interest rate on the outstanding balance of variable-rate notes at September 30, 2008 would be $418,000 per quarter.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2008, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer/Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer/Chief Accounting Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At September 30, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to the purchases of shares of our common stock during each of the months in the third quarter of 2008:

	Total			Total Number of	Maximum Dollar
	Number		Average	Shares Purchased as	Value of Shares That
	of Shares		Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased		Per Share	Announced Plan(1)	Under the Plan
July 1 to July 31	—		$—	—	$27,215,000
August 1 to August 31	5,076,667	(2)	4.17	5,076,500	$6,066,000
September 1 to September 30	4,809,586	(3)	4.20	4,808,920	$60,855,000	(4)

Total	9,886,253		$4.18	9,885,420

(1)	In November 2007, our Board of Directors authorized management to purchase up to a total of $50 million of our common shares from time to time on the open market. The program does not have a pre-determined expiration date.

(2)	Include 167 shares received as partial tax payments in connection with vesting of equity grants issued under our stock-based compensation plan.

(3)	Include 666 shares received as partial tax payments in connection with vesting of equity grants issued under our stock-based compensation plan.

(4)	In September 2008, our Board of Directors authorized management to purchase up to an additional $75 million of our common stock from time to time on the open market. The program does not have a pre-determined expiration date.
ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certifications of Interim Chief Financial Officer and Chief Accounting Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHFORD HOSPITALITY TRUST, INC.
Date: November 7, 2008	By: /s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer

Date: November 7, 2008	By: /s/ MARK L. NUNNELEY
Mark L. Nunneley
Interim Chief Financial Officer and Chief Accounting Officer