Form 10-K
period 2008-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2009-03-02
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31775
(Exact name of registrant as specified in its charter)

Maryland	86-1062192

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway, Suite 1100
Dallas, Texas	75254

(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Preferred Stock, Series A	New York Stock Exchange
Preferred Stock, Series D	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes          ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes          ☑ No
As of June 30, 2008, the aggregate market value of 115,706,280 shares of the registrant’s common stock held by non-affiliates was approximately $534,563,000.
As of February 25, 2009, the registrant had 79,241,930 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2009 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2008
INDEX TO FORM 10-K

     This Annual Report is filed by Ashford Hospitality Trust, Inc., a Maryland corporation (the “Company”). Unless the context otherwise requires, all references to the Company include those entities owned or controlled by the Company. In this report, the terms “the Company,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
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

PART I
Item 1. Business
GENERAL
     Ashford Hospitality Trust, Inc. and subsidiaries is a self-advised real estate investment trust (“REIT”), which commenced operations in August 2003 with six hotel properties (the “Initial Properties”) when it completed its initial public offering and concurrently consummated certain other formation transactions. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of the REIT, serves as the sole general partner of our operating partnership.
     We began investing in mezzanine loans in November 2003 and originated our first mortgage loan secured by a hotel property in 2004. During 2004, we acquired 15 hotel properties in seven transactions. In 2005, we closed three purchase transactions, resulting in the acquisition of 43 hotel properties. In 2006, we acquired an additional nine hotel properties in five transactions.
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In connection with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and the asset swap, 43 of these hotels were included in our hotel property portfolio at December 31, 2008.
     As of December 31, 2008, we owned 97 hotel properties directly and six hotel properties through equity investments with joint venture partners, which represented 23,255 total rooms, or 22,913 net rooms excluding those attributable to joint venture partners. Our hotels are operated under the widely recognized upper upscale brands of Crown Plaza, Hilton, Hyatt, Marriott, Sheraton and Westin. All these hotels are located in the United States. As of December 31, 2008, we also owned $212.8 million of mezzanine or first-mortgage loans receivable. In addition, at December 31, 2008, we had a 25% ownership in a joint venture which had $75.2 million of mezzanine loans. See Notes 3 and 6 of Notes to Consolidated Financial Statements included in Item 8.
     For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2008, 102 of our hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, such subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. As of December 31, 2008, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel and we only recognize rental income on this hotel property.
     We do not operate any of our hotels directly; instead we employ hotel management companies to operate them for us under management contracts or operating leases. Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), both primary property managers for us, are beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Montgomery J. Bennett, our Chief Executive Officer. As of December 31, 2008, Remington Lodging managed 40 of our 103 hotel properties while third-party management companies managed the remaining 63 hotel properties.
SIGNIFICANT TRANSACTIONS IN 2008
     During the year ended December 31, 2008, we completed the following significant transactions:
     Investing in Mezzanine Loans — On January 22, 2008, we formed a joint venture (the “PREI JV”) with Prudential Real Estate Investors (“PREI”) to invest in structured debt and equity hotel investments in the United States. We and PREI have contributed the capital required for each mezzanine investment on a 25%/75% basis, respectively. We are entitled to annual management and sourcing fees, reimbursement of expenses, and a promoted yield equal to a current 1.3x the venture yield subject to maximum threshold limitations, but further enhanced by an additional promote based upon a total net return to PREI. PREI’s equity is in a senior position on each investment. On February 6, 2008, PREI acquired a 75% interest in our $21.5 million mezzanine loan receivable, which we originated December 5, 2007, and is secured by two hotels maturing January 2018. Simultaneously, we and PREI capitalized the joint venture by contributing this $21.5 million mezzanine loan receivable to the joint venture. We do not control the joint venture, therefore, PREI JV is not consolidated in our financial statements. Subsequently in late 2008, as a result of this loan being in default, we provided an allowance for losses for the entire balance of the note and related deferred loan costs. See Note 6 of Notes to Consolidated Financial Statements included in Item 8.
     In addition, we completed the following mezzanine loans transactions including the loans acquired through PREI JV ($ in thousands):

					Discounted
				Original	Acquisition	Percentage of	Amount
Source	Interest Rate	Maturity	Collateral	Principal	Price	Ownership	Recorded
Company originated	LIBOR + 9%	2011	1 hotel	$7,056	$—	100%	$7,056
Company acquired	9.66%	2017	1 hotel	$38,000	$32,956	100%	$32,956
PREI JV acquired (1)	LIBOR + 2.75%	2010	29 hotels	$84,032	$69,904	25%	$17,476
Company acquired	LIBOR + 2.5%	2009	681 hotels	$164,000	$98,400	100%	$98,400

(1)	Reported as “Investment in unconsolidated joint venture” in the accompanying financial statements.
     Sales of Properties — During 2008, we completed the sale of nine hotel properties and an office building for an aggregate sales price of $437.1 million. Net proceeds from the sales were $428.5 million and a net gain of $48.5 million was recognized. We repaid a total of $251.9 million of related mortgage debt with the sales proceeds. In connection with the repayments of the debt, we wrote off unamortized loan costs of $1.8 million and debt premiums of $2.1 million.
     Debt Financing and Refinancing — During 2008, we refinanced the following debt:
•	$73.1 million loan, scheduled to mature in 2008, secured by two hotel properties, which we refinanced with a new $53.4 million interest-only loan bearing an interest rate of LIBOR plus 2%, maturing in 2011. With a subsequent paydown in connection with the sale of one hotel property, the outstanding balance on this loan at December 31, 2008 was $19.7 million.

•	$127.2 million loan, scheduled to mature in 2009, secured by interests in two hotel properties owned through a joint venture, which was refinanced with a new $160.0 million loan bearing an interest rate of LIBOR plus 2.75%, maturing in 2011, with two one-year extensions.
     In addition, we obtained a $55.0 million loan on a hotel property, bearing an interest rate of LIBOR plus 3.75%, maturing in 2010 with two one-year extensions. In connection with the $160.0 million refinanced loan described above and this $55.0 million loan, the lenders required us to enter interest rate cap agreements with notional amounts totaling $215.0 million to hedge the interest rate risk at a strike rate of 5.0% for two years.
     Additionally, we obtained a $65.0 million loan on another hotel property, bearing interest rate of LIBOR plus 2.5%, maturing in 2011 with two one-year extensions. Along with this refinancing, we entered into an interest rate cap with a notional amount of $52.0 million and a strike rate of 5.75% for three years. The $65.0 million loan was subsequently repaid and the $52.0 million interest rate cap was sold in connection with the sale of the hotel property securing this loan.
     Proceeds from these borrowings were used to pay for the acquisition of a $98.4 million mezzanine loan and for other general corporate purposes.
     Interest Rate Derivatives Transactions - To hedge our asset cash flows, we enter into derivative transactions with major financial institutions. In March 2008, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. On September 30, 2008, we entered into an additional LIBOR interest rate cap with $800 million notional amount at 3.75% effective October

14, 2008 for a one year. Subsequently in December 2008, we purchased a one-year $1.8 billion interest flooridor to bring down the LIBOR floor to 0.75%. Under the flooridor, the counterparties will pay us the interest on the $1.8 billion notional amount when the interest rates are below the original floor of 1.25% and above the new floor of 0.75%. The upfront cost of the swap, LIBOR cap, and floor transactions was $8.8 million. The net fair value at December 31, 2008 was $88.5 million. See Notes 11 and 12 of Notes to Consolidated Financial Statements included Item 8.
     Additionally, as noted above, in connection with a $160.0 million debt refinancing and a $55.0 million new loan, we entered into three LIBOR interest rate caps with notional amounts totaling $215.0 million at 5.0% maturing in 2010 and 2011. The cost of these caps was $1.1 million. These interest rate caps are designated as cash flow hedges and had a fair value of $88,000 at December 31, 2008. In addition, in connection with a new $65.0 million financing, we purchased a LIBOR interest rate cap with a notional amount of $52.0 million at 5.75%, maturing in 2011. The cost for this cap was $123,000. The $65.0 million loan was subsequently repaid and the $52.0 million interest rate cap was sold in connection with the sale of the hotel property securing this loan.
      Authorization of Repurchases of Common and Preferred Shares and Debt — In the fourth quarter of 2007, the Board of Directors authorized a $50 million common stock repurchase program. By September 5, 2008, we had completed the repurchase of substantially all of the shares authorized under this program, and the Board of Directors authorized the repurchase of an additional $75 million of our common stock under the program. In November 2008, the Board of Directors modified the share repurchase program to include both common and preferred shares. During the year ended December 31, 2008, we repurchased 34.0 million shares of our common stock for an aggregate purchase price of $96.9 million, 114,500 shares of our Series A preferred stock and 1.6 million shares of our Series D preferred stock for an aggregate purchase price of $9.9 million.
RECENT DEVELOPMENTS
     Due to the current financial market crisis, beginning in late 2008 and continuing into 2009, we have undertaken a series of actions to manage the sources and uses of our funds in an effort to conservatively navigate through challenging market conditions while still pursuing opportunities that can create long-term shareholder value:
     Liquidity — To hedge our asset cash flows, in March 2008, we swapped $1.8 billion of fixed-rate debt for floating-rate debt at a spread of 2.64% over LIBOR with a view that interest rates would decline if RevPAR (revenue per available room) decelerated due to a slowing economy. In connection with this transaction, we purchased a three-year LIBOR cap with a notional amount of $1.0 billion at 3.75% and sold a five-year LIBOR floor with a notional amount of $1.8 billion at 1.25%. In early December 2008, we bought down the LIBOR floor to 0.75% through December 2009 to capitalize on LIBOR’s decline.
     We continue to execute aggressive cost saving measures at the property level that include payroll freezes, vendor contract renegotiation and adjustments to service levels. In addition, corporate level cost containment plans have been implemented which include reductions in overhead from staff layoffs, salary freezes, and reduced benefits and fees along with other cost saving measures.
     Credit Facility Amendments — In December 2008, we amended various terms of our credit facility with Wachovia Bank, National Association, as agent and the 10 other lenders party to that facility agreement. This facility expires in 2012 after extension. The amendments include:
•	reducing the fixed charge coverage ratio to 1.25x effective from the date of amendment until March 31, 2011, at which time the ratio increases to 1.35x;

•	reducing the revolver commitment level from $300 million to $250 million;

•	reducing the maximum leverage ratio from 75% to 65%;

•	adjusting the previous interest spread of 1.65% to 2.75% upward to a spread of 2.75% to 3.50%; and

•	suspending the dividend payable to common stockholders through 2009, except to the extent of any minimum dividend required to maintain REIT status.

     Dividend Policy — Effective with the fourth quarter ended December 31, 2008, and in conjunction with the credit facility amendment outlined above, the Board of Directors suspended the common stock dividend. We expect to distribute the minimum dividend required to maintain our REIT status in 2009, which is likely to be determined, if necessary, in the fourth quarter of 2009. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under federal income tax laws governing REIT distribution requirements.
     Additional Authorization of Repurchase of Shares and Prepayment of Debt — In January 2009, the Board of Directors authorized an additional $200 million repurchase plan authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments.
BUSINESS STRATEGIES
     Our long-term investment strategies focus on the upscale and upper-upscale segments within the lodging industry. However, we also believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of newly created lodging-related investment opportunities as they develop. Currently, we do not limit our acquisitions to any specific geographical market. While our current investment strategies are well defined, our Board of Directors may change our investment policies at any time without stockholder approval or notice.
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
     Our strategy is designed to take advantage of current lodging industry conditions and adjust to changes in market conditions over time. In the current market, we are focused on creating long term shareholder value, enhancing liquidity and implementing cost savings measures. Over time, our assessment of market conditions will determine asset reallocation strategies. While we seek to capitalize on favorable market fundamentals, conditions beyond our control may have an impact on overall profitability and our investment returns.
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
     Our investment strategy primarily targets limited and full-service hotels in primary, secondary, and resort markets throughout the United States. To take full advantage of current and future investment opportunities in the lodging industry, we will invest according to the asset allocation strategies described below. Due to ongoing changes in market conditions, we will continually evaluate the appropriateness of our investment strategies. Our Board of Directors may change any or all of these strategies at any time without notice.
     Direct Hotel Investments — In selecting hotels to acquire, we target hotels that either offer a high current return or have the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy will continue to follow similar investment criteria and will seek to achieve both current income and income from appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that do not fit our investment strategy or criteria due to micro or macro market changes.

     Mezzanine Financing — Subordinated loans, or mezzanine loans, that we acquire or originate relate to a diverse segment of hotels with reputable managers that are located across the U.S. These mezzanine loans are secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels. We intend to continue to acquire or originate mezzanine loans. Mezzanine loans that we acquire in the future may be secured by individual assets as well as cross-collateralized portfolios of assets. Although these types of loans generally have greater repayment risks than first mortgages due to the subordinated nature of the loans, we have a disciplined approach in underwriting these assets. We expect this asset class to provide us with attractive returns.
     First Mortgage Financing — From time to time, we acquire or originate junior participations in first mortgages, which we often refer to as mezzanine loans. As the dynamics in the capital markets and the hotel industry make first-mortgage investments more attractive, we intend to acquire, potentially at a discount to par, or originate loans secured by first priority mortgages on hotels. Related to commercial mortgage lenders, we may be subject to certain state-imposed licensing regulations with which we intend to comply. However, because we are not a bank or a federally chartered lending institution, we are not subject to state and federal regulatory constraints imposed on such entities. Also, we expect we will be able to offer more flexible terms than commercial lenders who contribute loans to securitized mortgage pools.
     Sale-Leaseback Transactions — To date, we have not participated in any sale-leaseback transactions. However, if the lodging industry fundamentals shift such that sale-leaseback transactions become more attractive investments, we intend to purchase hotels and lease them back to their existing hotel owners.
BUSINESS SEGMENTS
     We currently operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. A discussion of each operating segment is incorporated by reference in Note 20 of Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
FINANCING STRATEGY
     We utilize debt to increase returns. When evaluating our future level of indebtedness and making decisions regarding the incurrence of indebtedness, our Board of Directors considers a number of factors, including:
•	our leverage levels across the portfolio;

•	the purchase price of our investments to be acquired with debt financing;

•	impact on financial covenants;

•	the estimated market value of our investments upon refinancing; and

•	the ability of particular investments, and our Company as a whole, to generate cash flow to cover expected debt service.
     We may incur debt in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, or financing from banks, institutional investors, or other lenders. Any such indebtedness may be secured or unsecured by mortgages or other interests in our properties or mortgage loans. This indebtedness may be recourse, non-recourse, or cross-collateralized. If recourse, such recourse may include our general assets or be limited to the particular investment to which the indebtedness relates. In addition, we may invest in properties or loans subject to existing loans secured by mortgages or similar liens on the properties, or we may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings for working capital to:
•	purchase interests in partnerships or joint ventures;

•	refinance existing indebtedness;

•	finance the origination or purchase of mortgage investments; or

•	finance acquisitions, expand, redevelop or improve existing properties, or develop new properties or other uses.
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
DISTRIBUTION POLICY
     To maintain our qualification as a REIT, we make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains, (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). We have also elected to distribute 100% of our net capital gains to our stockholders rather than retain such gains which subjects the gains to income taxes at the REIT level. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under federal income tax laws governing REIT distribution requirements. Distributions are authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
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
COMPETITION
     The hotel industry is highly competitive and the hotels in which we invest are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and room revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.
     Our principal competitors include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as limited service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates.
EMPLOYEES
     At December 31, 2008, we had 66 full-time employees. These employees perform directly or indirectly various acquisition, development, asset management, capital markets, accounting, redevelopment, and corporate management functions. None of our employees are unionized. All persons employed in day-to-day hotel operations are employees of the management companies.

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
     As of December 31, 2008, we owned an interest in 103 hotels, 101 of which operated under the following franchise licenses or brand management agreements:
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
     One Ocean is a registered trademark of Remington Hotels LP.
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
ACCESS TO REPORTS AND OTHER INFORMATION
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
Item 1A. Risk Factors
RISKS RELATED TO OUR BUSINESS
     In the past, events beyond our control, including an economic slowdown or downturn and terrorism, harmed the operating performance of the hotel industry generally. If these or similar events occur or continue to occur, such as the current financial crisis and general economic downturn, our operating and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.
     The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. A majority of our hotels are classified as upper upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate of our hotels. Future terrorist activities could have a harmful effect on both the industry and us. Likewise, the volatility in the credit and equity markets and the economic recession will continue to have an adverse effect on our business.
     Our lenders may have suffered losses related to the weakening economy and may not be able to fund our borrowings.
     Our lenders, including the lenders participating in our $250.0 million credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our credit facility (if at any time in the future there are unfunded commitments) or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our credit facility because of a lender default or to obtain other cost-effective financing.
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
     Conflicts of interest relating to Remington Lodging may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our Board of Directors, Mr. Archie Bennett, Jr., serves as the Chairman of the Board of Directors of Remington Lodging, and our Chief Executive Officer, Mr. Montgomery Bennett, serves as the Chief Executive Officer of Remington Lodging. Messrs. Archie and Montgomery Bennett own 100% of Remington Lodging, which, as of December 31, 2008, manages 40 of our 103 properties and provides related services, including property management services and project management services.
     Messrs. Archie and Montgomery Bennett’s ownership interests in and management obligations to Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging and will reduce the time and effort they each spend managing Ashford. Our Board of Directors has adopted a policy that requires all approvals, actions or decisions to which we have the right to make under the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude to Remington Lodging under the management agreements to which we are a party, Messrs. Archie Bennett and Montgomery Bennett, as officers of Remington Lodging, could take actions or make decisions that are not in the stockholders’ best interest or that are otherwise consistent with their obligations under the management agreement or our obligations under the applicable franchise agreements.

     Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie and Montgomery Bennett, Mr. David Brooks, our Chief Operating Officer and General Counsel, Mr. David Kimichik, our Chief Financial Officer, Mr. Mark Nunneley, our Chief Accounting Officer, and Mr. Martin L. Edelman (or his family members), one of our directors, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.
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
     In addition, Ashford Financial Corporation, an affiliate, contributed certain asset management and consulting agreements to us in connection with our initial public offering relating to management and consulting services that Ashford Financial Corporation agreed to perform for hotel property managers with respect to 27 identified hotel properties in which Messrs. Archie and Montgomery Bennett held a minority interest. Ashford Financial Corporation is 100% owned by Messrs. Archie and Montgomery Bennett. The agreements provided for annual payments to us, as the assignee of Ashford Financial Corporation, in consideration for our performance of certain asset management and consulting services. The exact amount of the consideration due to us under the remaining asset management and consulting agreements was initially contingent upon the revenue generated by the hotels underlying the asset management and consulting agreements. Ashford Financial Corporation guaranteed a minimum payment to us of $1.2 million per year, subject to adjustments based on the consumer price index, through August 2008. All of the 27 hotel properties for which we previously provided the asset management and consulting services have been sold, including our acquisition of 21 of the hotel properties in March 2005. We have collected all the guaranteed minimum payment from Ashford Financial Corporation under its guarantee.
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

     Additionally, for certain periods of time, we are prohibited from selling or transferring the Marriott Crystal Gateway in Arlington, Virginia, if as a result, the entity from which we acquired the property would recognize gain for federal tax purposes.
     Further, in connection with our acquisition of certain properties in March 2005 that were contributed to us in exchange for units in our operating partnership, we agreed to certain tax indemnities with respect to 8 additional properties. If we dispose of any of these 8 properties or reduce the debt on these properties in a transaction that results in a taxable gain to the contributors, we may be obligated to indemnify the contributors or their specified assignees against the tax consequences of the transaction.
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
     Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Montgomery Bennett, to manage 40 of our 103 lodging properties owned as of December 31, 2008 and have hired unaffiliated third-party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in other criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged, we may be in breach of the franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. Any of these circumstances could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.
     If we cannot obtain additional financing, our growth will be limited.
     We are required to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains, each year to continue to qualify as a REIT. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal. As such, we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development of hotel-related assets will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under federal income tax laws governing REIT distribution requirements.
     We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders.
     As a REIT, we are required to distribute at least 90% of our REIT taxable income each year, excluding net capital gains, to our stockholders. Our ability to make distributions may be adversely affected by the risk factors described herein. We cannot assure you that we will be able to make distributions in the future. In the event of continued or future downturns in our operating results and financial performance, unanticipated capital improvements to our hotels, or declines in the value of our mortgage portfolio, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our Board of Directors, which will consider, among other factors, our financial performance, debt service obligations applicable debt covenants, and capital expenditure requirements. Effective with the fourth quarter ended December 31, 2008, and in conjunction with the credit facility amendment outlined above, the Board of Directors suspended the common stock dividend. We expect to distribute the minimum dividend required to maintain our REIT status in 2009, which is likely to be determined, if necessary, in the fourth quarter of 2009. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under federal income tax laws governing REIT distribution requirements.
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
     We may engage in derivative transactions, which can limit our gains and increase exposure to losses.
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
     Hedging involves both risks and costs, including transaction costs, which may reduce our overall returns on our investments. These costs increase as the period covered by the hedging relationship increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distributions to stockholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income and assets from hedges. However, for transactions occurring after July 30, 2008 that we enter into to protect against interest rate risks on debt incurred to acquire qualified REIT assets and for which we identify as hedges for tax purposes, any associated hedging is qualifying REIT income. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent.
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
     Our hotel investments may be subject to risks relating to potential terrorist activity.
     During 2008, approximately 15.5% of total revenue from 11 hotels was generated from hotels located in the Washington D.C. and Baltimore areas, areas considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist activity. That may cause in the future, our results to differ materially from anticipated results.
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
RISKS RELATED TO REAL ESTATE INDUSTRY
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
     There may be environmental problems associated with our properties or properties underlying our loan assets of which we are unaware. Some of our properties or the properties underlying our loan assets use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products that could create a potential for release of hazardous substances. If environmental contamination exists on a property, we could become subject to strict, joint and several liabilities for the contamination if we own the property or if we foreclose on the property or otherwise have control over the property.

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
     Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets. For example:
•	We will be required to pay tax on undistributed REIT taxable income.

•	We may be required to pay the “alternative minimum tax” on our items of tax preference.

•	If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax.

•	Our taxable REIT subsidiary, Ashford TRS, is a fully taxable corporation and will be required to pay federal and state taxes on its income.

•	We may continue to experience increases in our state and local income tax burden. Over the past several years, certain states have significantly changed their income tax regimes in order to raise revenues. The changes enacted that have increased our state income tax burden include the taxation of modified gross receipts (as opposed to net taxable income) and the taxation of our partnership income at the entity level. Facing mounting budget deficits, more state and local taxing authorities have indicated that they are going to revise their income tax regimes in this fashion and/or eliminate certain federally allowed tax deductions such as the REIT dividends paid deduction.
     Complying with REIT requirements may cause us to forego otherwise attractive opportunities.
     To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under federal income tax laws governing REIT distribution requirements. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
     Complying with REIT requirements may limit our ability to hedge effectively.
     The REIT provisions of the Internal Revenue Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income and assets in each year from hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services, and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. However, for transactions occurring after July 30, 2008 that we enter into to protect against interest rate risks on debt incurred to acquire qualified REIT assets and for which we identify as hedges for tax purposes, any associated hedging is qualifying REIT income. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.
     Complying with REIT requirements may force us to liquidate otherwise attractive investments.
     To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% beginning in 2009) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.
     Complying with REIT requirements may force us to borrow to make distributions to stockholders.
     As a REIT, we must distribute at least 90% of our annual REIT taxable income, excluding net capital gains, (subject to certain adjustments) to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

     From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under federal income tax laws governing REIT distribution requirements. In January 2009, the Internal Revenue Service issued Revenue Procedure 2009-15 which provides guidance on a REIT’s payment of dividends in shares of its common stock. For stock distributions declared for a tax year ending on or before December 31, 2009, the distributions will qualify as part of the 90% distribution requirement if certain conditions are met. These include a requirement to provide each stockholder the opportunity to elect to receive its entire distribution in either cash or stock and any limitation imposed on the amount of cash that may be distributed cannot be less than 10% of the aggregate declared distribution.
     We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.
     At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our stockholders. On May 28, 2003, the President signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Jobs and Growth Tax Act. Effective for taxable years beginning after December 31, 2002, the Jobs and Growth Tax Act reduced the maximum rate of tax applicable to individuals on dividend income from regular C corporations from 38.6% to 15.0%. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction. The implementation of the Jobs and Growth Tax Act could ultimately cause individual investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs because the dividends paid by non-REIT corporations would be subject to lower tax rates. We cannot predict whether in fact this will occur or whether, if it occurs, what the impact will be on the value of our securities. Unless extended, the provision allowing for reduction in the tax rate on dividend income from regular C corporations is scheduled to expire after December 31, 2010.
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
RISKS RELATED TO OUR CORPORATE STRUCTURE
     There are no assurances of our ability to make distributions in the future.
          Effective with the fourth quarter ended December 31, 2008, and in conjunction with the credit facility amendment outlined above, the Board of Directors suspended the common stock dividend. We expect to distribute the minimum dividend required to maintain our REIT status in 2009, which is likely to be determined, if necessary, in the fourth quarter of 2009. However, our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status, and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
     HOTEL PROPERTIES. As of December 31, 2008, we owned an interest in 103 hotel properties, which includes direct ownership in 97 hotel properties and between 75-89% in six hotel properties through equity investments with joint venture partners. All these hotel properties are located in the United States.
     The following table presents certain information related to our hotel properties.

		Total	%	Owned	Year Ended December 31, 2008
Hotel Property	Location	Room	Owned	Room	Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	150	100%	150	82.5%	$152.38	$125.68
Embassy Suites	Dallas, TX	150	100%	150	74.0%	$136.44	$100.97
Embassy Suites	Herndon, VA	150	100%	150	82.4%	$174.69	$143.98
Embassy Suites	Las Vegas, NV	220	100%	220	76.1%	$151.08	$115.04
Embassy Suites	Syracuse, NY	215	100%	215	74.4%	$123.55	$91.86
Embassy Suites	Flagstaff, AZ	119	100%	119	81.7%	$120.33	$98.29
Embassy Suites	Houston, TX	150	100%	150	84.4%	$167.05	$140.95
Embassy Suites	West Palm Beach, FL	160	100%	160	76.4%	$139.33	$106.37
Embassy Suites	Philadelphia, PA	263	100%	263	62.2%	$152.33	$94.74
Embassy Suites	Walnut Creek, CA	249	100%	249	69.8%	$139.55	$97.42
Embassy Suites	Arlington, VA	267	100%	267	81.7%	$206.24	$168.43
Embassy Suites	Portland, OR	276	100%	276	79.7%	$170.65	$135.97
Embassy Suites	Santa Clara, CA	257	100%	257	72.1%	$166.34	$119.99
Embassy Suites	Orlando, FL	174	100%	174	78.5%	$134.27	$105.45
Hilton Garden Inn	Jacksonville, FL	119	100%	119	68.8%	$121.52	$83.58
Hilton	Houston, TX	243	100%	243	76.2%	$128.45	$97.88
Hilton	St. Petersburg, FL	333	100%	333	60.8%	$132.36	$80.52
Hilton	Santa Fe, NM	157	100%	157	76.0%	$149.04	$113.30
Hilton	Bloomington, MN	300	100%	300	83.6%	$123.92	$103.59
Hilton	Washington DC	544	75%	408	83.2%	$217.55	$181.07
Hilton	Costa Mesa, CA	486	100%	486	74.9%	$124.86	$93.53
Hilton	Tucson, AZ	428	100%	428	60.6%	$159.16	$96.41
Hilton	Rye Town, NY	446	100%	446	50.7%	$174.50	$88.50
Hilton	Auburn Hills, MI	224	100%	224	62.9%	$115.01	$72.34
Homewood Suites	Mobile, AL	86	100%	86	84.4%	$115.66	$97.65
Hampton Inn	Lawrenceville, GA	86	100%	86	61.8%	$96.67	$59.74
Hampton Inn	Evansville, IN	141	100%	141	71.8%	$98.49	$70.75
Hampton Inn	Terre Haute, IN	112	100%	112	68.9%	$95.83	$66.01
Hampton Inn	Buford, GA	92	100%	92	76.8%	$117.99	$90.67
Hampton Inn	Houston, TX	176	85%	150	65.6%	$145.18	$95.27
(Continued on Next Page)

		Total	%	Owned	Year Ended December 31, 2008
Hotel Property	Location	Room	Owned	Room	Occupancy	ADR	RevPAR
Hampton Inn	Jacksonville, FL	118	100%	118	71.2%	$120.93	$86.13
Marriott	Durham, NC	225	100%	225	62.7%	$147.09	$92.16
Marriott	Arlington, VA	697	100%	697	75.0%	$186.28	$139.61
Marriott	Seattle, WA	358	100%	358	74.0%	$209.76	$155.30
Marriott	Bridgewater, NJ	347	100%	347	74.2%	$175.52	$130.16
Marriott	Plano, TX	404	100%	404	71.3%	$154.36	$109.99
Marriott	Dallas, TX	266	100%	266	67.0%	$133.33	$89.28
SpringHill Suites by Marriott	Jacksonville, FL	102	100%	102	73.3%	$105.92	$77.67
SpringHill Suites by Marriott	Baltimore, MD	133	100%	133	75.6%	$128.51	$97.13
SpringHill Suites by Marriott	Kennesaw, GA	90	100%	90	70.8%	$103.49	$73.25
SpringHill Suites by Marriott	Buford, GA	96	100%	96	77.0%	$113.62	$87.43
SpringHill Suites by Marriott	Gaithersburg, MD	162	100%	162	63.9%	$130.38	$83.36
SpringHill Suites by Marriott	Centreville, VA	136	100%	136	66.1%	$106.87	$70.58
SpringHill Suites by Marriott	Charlotte, NC	136	100%	136	68.4%	$104.72	$71.64
SpringHill Suites by Marriott	Durham, NC	120	100%	120	72.0%	$99.18	$71.44
SpringHill Suites by Marriott	Orlando, FL	400	100%	400	76.0%	$96.89	$73.63
SpringHill Suites by Marriott	Manhattan Beach, CA	164	100%	164	81.2%	$115.72	$93.98
SpringHill Suites by Marriott	Plymouth Meeting, PA	199	100%	199	60.4%	$126.36	$76.29
SpringHill Suites by Marriott	Glen Allen, VA	136	100%	136	66.8%	$105.54	$70.44
Fairfield Inn by Marriott	Kennesaw, GA	87	100%	87	71.2%	$93.03	$66.25
Fairfield Inn by Marriott	Orlando, FL	388	100%	388	80.0%	$77.61	$62.07
Courtyard by Marriott	Bloomington, IN	117	100%	117	70.3%	$118.21	$83.05
Courtyard by Marriott	Columbus, IN	90	100%	90	71.3%	$101.36	$72.24
Courtyard by Marriott	Louisville, KY	150	100%	150	63.5%	$130.51	$82.81
Courtyard by Marriott	Crystal City, VA	272	100%	272	72.7%	$166.51	$120.96
Courtyard by Marriott	Ft. Lauderdale, FL	174	100%	174	67.9%	$117.11	$79.52
Courtyard by Marriott	Overland Park, KS	168	100%	168	57.4%	$112.11	$64.38
Courtyard by Marriott	Palm Desert, CA	151	100%	151	47.8%	$122.42	$58.56
Courtyard by Marriott	Foothill Ranch, CA	156	100%	156	65.0%	$133.56	$86.87
Courtyard by Marriott	Alpharetta, GA	154	100%	154	58.8%	$117.36	$68.99
Courtyard by Marriott	Philadelphia, PA	498	89%	443	79.5%	$155.62	$123.76
Courtyard by Marriott	Seattle, WA	250	100%	250	72.7%	$161.57	$117.41
Courtyard by Marriott	San Francisco, CA	405	100%	405	81.5%	$188.80	$153.83
Courtyard by Marriott	Orlando, FL	312	100%	312	75.6%	$102.33	$77.34
Courtyard by Marriott	Oakland, CA	156	100%	156	73.7%	$128.57	$94.74
Courtyard by Marriott	Scottsdale, AZ	180	100%	180	66.6%	$115.56	$76.93
Courtyard by Marriott	Plano, TX	153	100%	153	72.4%	$124.21	$89.95
Courtyard by Marriott	Edison, NJ	146	100%	146	71.9%	$111.51	$80.18
Courtyard by Marriott	Newark, CA	181	100%	181	63.2%	$103.92	$65.71
Courtyard by Marriott	Manchester, CT	90	85%	77	69.0%	$113.32	$78.23
Courtyard by Marriott	Basking Ridge, NJ	235	100%	235	69.2%	$155.20	$107.37
Marriott Residence Inn	Lake Buena Vista, FL	210	100%	210	75.0%	$135.09	$101.38
Marriott Residence Inn	Evansville, IN	78	100%	78	81.5%	$102.37	$83.38
Marriott Residence Inn	Orlando, FL	350	100%	350	80.1%	$118.95	$95.23
Marriott Residence Inn	Falls Church, VA	159	100%	159	76.5%	$161.42	$123.51
Marriott Residence Inn	San Diego, CA	150	100%	150	76.7%	$152.86	$117.22
Marriott Residence Inn	Salt Lake City, UT	144	100%	144	71.9%	$132.89	$95.60
Marriott Residence Inn	Palm Desert, CA	130	100%	130	60.8%	$127.41	$77.47
Marriott Residence Inn	Las Vegas, NV	256	100%	256	73.1%	$135.76	$99.23
Marriott Residence Inn	Phoenix, AZ	200	100%	200	66.9%	$117.54	$78.69
Marriott Residence Inn	Plano, TX	126	100%	126	75.3%	$112.47	$84.66
Marriott Residence Inn	Newark, CA	168	100%	168	82.0%	$93.02	$76.24
Marriott Residence Inn	Manchester CT	96	85%	82	84.8%	$109.50	$92.81
Marriott Residence Inn Buckhead)	Atlanta, GA	150	100%	150	71.8%	$109.21	$78.39
Marriott Residence Inn	Jacksonville, FL	120	100%	120	81.2%	$114.54	$92.97
TownePlace Suites by Marriott	Manhattan Beach, CA	144	100%	144	76.4%	$108.13	$82.57
One Ocean (a)	Atlantic Beach, FL	193	100%	193	24.8%	$160.78	$39.85
(Continued on Next Page)

		Total	%	Owned	Year Ended December 31, 2008
Hotel Property	Location	Room	Owned	Room	Occupancy	ADR	RevPAR
Sheraton Hotel	Langhorne, PA	187	100%	187	59.5%	$122.40	$72.83
Sheraton Hotel	Minneapolis, MN	222	100%	222	66.8%	$120.10	$80.25
Sheraton Hotel	Indianapolis, IN	371	100%	371	68.6%	$109.14	$74.84
Sheraton Hotel	Anchorage, AK	370	100%	370	67.7%	$132.60	$89.77
Sheraton Hotel	San Diego, CA	260	100%	260	74.7%	$133.87	$100.02
Hyatt Regency	Detroit, MI	772	100%	772	60.4%	$114.79	$69.31
Hyatt Regency	Coral Gables, FL	242	100%	242	73.8%	$179.76	$132.65
Crowne Plaza	Beverly Hills, CA	260	100%	260	71.2%	$175.10	$124.71
Annapolis Historic Inn	Annapolis, MD	124	100%	124	59.1%	$135.74	$80.27
Westin	Rosemont, IL	525	100%	525	68.9%	$143.91	$98.94
Air Rights/Ground Lease Properties
Doubletree Guest Suites (b)	Columbus, OH	194	100%	194	66.6%	$115.60	$76.96
Hilton (c)	Ft. Worth, TX	294	100%	294	74.3%	$138.91	$103.23
Hilton (d)	Lo Jolla, CA	394	75%	296	71.9%	$193.47	$139.18
JW Marriott (d)	San Francisco	338	100%	338	82.2%	$230.16	$189.29
Crowne Plaza (f)	Key West, FL	160	100%	160	87.0%	$204.72	$178.02
Renaissance (g)	Tampa, FL	293	100%	293	70.8%	$178.82	$126.54

Total		23,255		22,913	71.4%	$142.99	$102.03

(a)	This hotel was completely shutdown for renovation for the first four months of 2008.

(b)	This hotel was built on an air rights lease above the parking garage that expires in 2045.

(c)	The partial ground lease expires in 2040.

(d)	The ground lease expires in 2043 (including all extensions).

(e)	The ground lease expires in 2083.

(f)	The ground lease expires in 2084.

(g)	The ground lease expires in 2080.
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
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to our security holders during the fourth quarter ended December 31, 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a) Market Price of and Dividends on, Registrant’s Common Equity and Related Stockholder Matters
Market Price and Dividend Information
     Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On February 20, 2009, there were 97 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. According to a Schedule 13G/A filed on February 13, 2009, The Vanguard Group has reflected beneficial ownership of 9,128,812 common shares which exceeds the ownership limitation of 9.8%. Ashford has contacted this shareholder and has informed them that the ownership limitation has been exceeded (although Ashford understands that apparently 10 or more separate funds own these shares). No waiver of the ownership limitation has been granted to this shareholder.

     The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per common share:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
High	$7.35	$6.45	$5.34	$4.07
Low	$5.16	$4.52	$3.08	$0.86
Close	$5.68	$4.62	$4.05	$1.15
Cash dividends declared per share	$0.21	$0.21	$0.21	$—

2007
High	$13.05	$12.54	$12.62	$10.57
Low	$11.25	$11.53	$9.80	$7.19
Close	$11.94	$11.76	$10.05	$7.19
Cash dividends declared per share	$0.21	$0.21	$0.21	$0.21
     In connection with an amendment to our credit facility, in December 2008, we suspended our common stock dividend effective with the fourth quarter ended December 31, 2008. We intend to distribute only the minimum dividend required to maintain REIT status in 2009, which is likely to be determined, if necessary, in the fourth quarter of 2009. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our Directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.

Performance Graph
     The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, the NAREIT Mortgage Index, and the NAREIT Lodging Resort Index for the period from December 31, 2003, through December 31, 2008, assuming an initial investment of $100 in stock on December 31, 2003 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the NAREIT Lodging Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254. The stock price performance shown on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ashford Hospitality Trust, Inc., The S&P 500 Index,
The FTSE NAREIT Mortgage Index And The FTSE NAREIT Lodging & Resorts Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

(c) Purchases of Equity Securities by the Issuer
     The following table provides the information with respect to purchases of shares of our common and preferred stocks during each of the months in the fourth quarter of 2008:

	Total		Total Number of	Maximum Dollar
	Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Plan(1)	Under the Plan
Common stock:
October 1 to October 31	16,229,600	$2.37	16,229,600	$22,361,000
November 1 to November 30	5,189,636	$1.74	5,189,636	$13,326,000
December 1 to December 31	2,017,100	$1.70	2,017,100	$—

Total	23,436,336	$2.17	23,436,336

Preferred Series A stock:
November 1 to November 30	114,500	$6.12	114,500	$12,626,000
Preferred Series D stock:
November 1 to November 30	1,605,653	$5.72	1,605,653	$3,438,000

(1)	In November 2007, the Board of Directors authorized management to purchase up to a total of $50 million of our common stock from time to time on the open market. By September 2008, we had completed the repurchases of substantially all of the shares originally authorized under this program and the Board of Directors authorized the repurchase of an additional $75 million of our common stock. Although there was no expiration date for this repurchase program, we completed the repurchase of the aggregate $125 million authorized under this plan in December 2008.
Item 6. Selected Financial Data
     The following sets forth our selected consolidated financial and operating information on a historical basis and should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$1,172,856	$1,007,801	$401,222	$254,638	$94,391
Total operating expenses	$1,012,528	$868,950	$332,965	$206,154	$80,346
Operating income	$160,328	$138,851	$68,257	$48,484	$14,045
Income/(loss) from continuing operations	$80,006	$(2,907)	$27,224	$3,315	$2,421
Income/(loss) from discontinued operations	$49,188	$33,067	$10,572	$6,122	$(1,002)
Net income	$129,194	$30,160	$37,796	$9,437	$1,419
Net income available to common shareholders	$102,552	$6,170	$26,921	$134	$64
Diluted income/(loss) per common share:
Income/(loss) from continuing operations	$0.48	$(0.25)	$0.26	$(0.15)	$0.04
Income from discontinued operations	0.44	0.31	0.17	0.15	(0.04)

Net income	$0.92	$0.06	$0.43	$—	$—

Weighted average diluted common shares	111,306	105,787	62,128	40,194	25,121

	At December 31,
	2008	2007	2006	2005	2004
Balance Sheets Data:
Investments in hotel properties, net	$3,568,215	$3,885,737	$1,632,946	$1,106,668	$427,005
Cash, cash equivalents and restricted cash	$311,403	$145,143	$82,756	$85,837	$61,168
Notes receivable	$212,815	$94,225	$102,833	$107,985	$79,662
Total assets	$4,339,682	$4,380,411	$2,011,912	$1,482,486	$595,945
Total indebtedness — continuing operations	$2,790,364	$2,639,546	$1,015,555	$782,938	$292,897
Total stockholders’ equity	$1,212,219	$1,285,003	$641,709	$358,323	$218,692

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Other Data:
Cash provided by operating activities	$144,943	$155,737	$139,691	$56,528	$6,652
Cash provided by/(used in) investing activities	$168,455	$(1,872,900)	$(565,473)	$(652,267)	$(310,624)
Cash (used in)/provided by financing activities	$(164,072)	$1,736,022	$441,130	$606,625	$274,827
Cash dividends declared per common share	$0.63	$0.84	$0.80	$0.71	$0.45
EBITDA (unaudited) (1)	$472,836	$357,151	$138,757	$79,346	$23,909
Funds From Operations (unaudited) (FFO) (1)	$240,862	$147,680	$84,748	$32,741	$11,076

(1)	A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
     Our accounting policies are more fully described in Note 2 to our consolidated financial statements. We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
     Management Agreements — In connection with our acquisitions of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006 and the 51-hotel CNL portfolio on April 11, 2007, we assumed certain existing management agreements. Based on our review of these management agreements, we concluded that the terms of certain management agreements are more favorable to the respective managers than typical current market management agreements. As a result, we recorded unfavorable contract liabilities related to these management agreements of $23.4 million as of the respective acquisition dates based on the present value of expected cash outflows over the initial terms of the related agreements. Such unfavorable contract liabilities are being amortized as non-cash reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, our analysis involves considerable management judgment and assumptions.
     Income Taxes — At December 31, 2008, we increased the valuation allowance to approximately $77.2 million to fully offset our net deferred tax asset. As a result of Ashford TRS losses in 2008 and 2007, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our net deferred tax asset will not be realized, and therefore, have provided a valuation allowance to fully reserve against these amounts. At December 31, 2008, we also recorded a deferred tax liability for the difference in the final purchase price allocation for financial reporting purposes and tax basis for a real estate asset owned in one of our consolidated joint ventures. In addition, at December 31, 2008, Ashford TRS has net operating loss carryforwards for federal income tax purposes of approximately $127.0 million, which are available to offset future taxable income, if any, through 2027. The analysis utilized in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the related tax position must be measured to determine the amount of provision or benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, and in Canada (2008 is final year for Canadian filings). Tax years 2005 through 2007 remain subject to potential examination by certain federal and state taxing authorities, respectively. No income tax examinations are currently in process. As we determined no material unrecognized tax benefits or liabilities exist, the adoption of FIN No. 48, effective January 1, 2007, did not impact our financial condition or results of operations. We classify interest and penalties related to underpayment of income taxes as income tax expense.
     Investment in Hotel Properties — Hotel properties are generally stated at cost. However, the Initial Properties contributed upon our formation are stated at the predecessor’s historical cost, net of any impairment charges, plus a minority interest partial step-up related to the acquisition of minority interest from third parties associated with four of the Initial Properties. In addition, in connection with the 51-hotel CNL portfolio acquired on April 11, 2007 and subsequent asset swap completed on December 15, 2007, we own between 75%-89% ownership interest in certain hotel properties owned by joint ventures. For these hotel properties, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interest in the joint ventures. All improvements and additions which extend the useful life of hotel properties are capitalized.
     Impairment of Investment in Hotel Properties and Hotel Related Intangibles — Hotel properties and hotel related intangibles are reviewed for impairment at each balance sheet date. We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before its previously estimated useful life expires, and when events or changes in circumstances indicate that a hotel property’s net book value or the carrying value of the related intangibles may not be recoverable. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, which considers capitalization rates, discount rates, and comparable selling prices. If an asset was deemed to be impaired, we would record an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recognized.
     Depreciation and Amortization Expense — Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 15 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While we believe our estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
     Assets Held For Sale and Discontinued Operations — We classify assets as held for sale when management has obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.
     Notes Receivable — We provide mezzanine and first-mortgage financing in the form of notes receivable, which are recorded at cost, adjusted for net origination fees and costs. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when such loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue accruing interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is past due. Unpaid interest accrued and discounts amortized are reversed.

     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46(R)”), variable interest entities, as defined, must be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. Our mezzanine and first-mortgage loan receivables are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All such loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, we are not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, we do not consolidate such hotels for which we have provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46 criteria, and such entities will be consolidated, if required. In evaluating FIN No. 46(R) criteria, our analysis involves considerable management judgment and assumptions.
     Impairment of Notes Receivable — We review notes receivables for impairment at each balance sheet date pursuant Statements of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15.” A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts recorded as assets on the balance sheet according to the contractual terms of the loan agreement. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall, if any. For example, if a loan is determined to be impaired but based on the present value of the expected cash flow calculation, does not result in any shortfall, no charge is taken. Our assessment of impairment is based on considerable judgment and estimates. Based on our assessment and judgment, no such impairment charges have been recorded for our notes receivable as of December 31, 2008. However, a loss reserve was established for a note receivable held by our unconsolidated joint venture in which we have a 25% ownership. See Note 6 of Notes to Consolidated Financial Statements included in Item 8.
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
     Derivative Financial Instruments and Hedges - We primarily use interest rate derivatives to hedge our asset cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room) and to hedge our asset cash flows. Interest rate swaps designated as fair value hedges involve the exchange of fixed-rate payments for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. Because these derivatives are not designated as hedges under SFAS 133, the related interest savings is reported as “Other income” rather than a reduction of interest expense in accordance with GAAP. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in the fair value are recognized in earnings. We record all derivatives on the balance sheet at fair value.
     The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The variable cash payments/receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, “Fair Value Measurements”, we incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing accounting principles until January 1, 2009. We expect SFAS 141R will affect our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, we consummate after the effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. We do not expect the adoption of SFAS 160 will have an impact on our financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. There will be additional disclosure needed upon adoption of SFAS 161.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS 162 identifies sources of accounting principles and a framework for selecting the principles to be used in preparation of financial statements that are prepared in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy). We do not expect this statement will result in changes to our current practice.
EXECUTIVE OVERVIEW
     We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering and related formation transactions on August 29, 2003. At December 31, 2008, we owned interests in 103 hotel properties, which included direct ownership in 97 hotel properties and between 75-89% interests in six hotel properties through equity investments with joint venture partners. Of these hotels, 43 were acquired in 2007. In addition, at December 31, 2008, we owned $212.8 million of mezzanine or first-mortgage loans receivable and a 25% interest in a joint venture with Prudential Real Estate Investors (“PREI”) formed in January 2008 (the “PREI JV”). The joint venture owned $75.2 million of mezzanine loans at December 31, 2008.

     Based on our primary business objectives and forecasted operating conditions, our key priorities and financial strategies include, among other things:
•	preserving capital, enhancing liquidity and implementing cost saving measures;

•	acquiring hotels with a favorable current yield with an opportunity for appreciation;

•	implementing selective capital improvements designed to increase profitability;

•	directing our hotel managers to minimize operating costs and increase revenues;

•	originating or acquiring mezzanine loans; and

•	other investments that our Board of Directors deems appropriate.
     Throughout 2008, the sluggish economy in the United States has caused slight declines in RevPAR (revenue per available room) and occupancy throughout the lodging industry. For 2009, forecasts for the lodging industry are considerably bearish.
     To hedge our asset cash flows, we enter into derivative transactions with major financial institutions. In March 2008, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. On September 30, 2008, we entered into an additional LIBOR interest rate cap with $800 million notional amount at 3.75% effective October 14, 2008 for one year. Subsequently in December 2008, we purchased a one-year $1.8 billion interest flooridor to bring down the LIBOR floor to 0.75%. Under the flooridor, the counterparties will pay us the interest on the $1.8 billion notional amount when the interest rates are below the original floor of 1.25% and above the new floor of 0.75%. The upfront cost of the swap, LIBOR cap, and floor transactions was $8.8 million. The net fair value at December 31, 2008 was $88.5 million. See Notes 11 and 12 of Notes to Consolidated Financial Statements included Item 8.
RESULTS OF OPERATIONS
     Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and seventeen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2008, 2007 and 2006 ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.
     RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate (“ADR”) charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the entire year). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In conjunction with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and the asset swap, 43 of these hotels were included in our hotel property portfolio at December 31, 2008. In 2008, we finalized the allocation of the CNL Acquisition purchase price. These hotels are referred to as non-comparable hotels in comparing the operating results of 2008 to 2007 in the following discussions as we did not own these properties for the entire year of 2007.
     Similarly, in comparing the operating results of 2007 to 2006, 52 hotel properties acquired during 2006 and 2007 are referred as non-comparable hotels.
     The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

				Favorable (Unfavorable) Change
	Year Ended December 31,			2008 Compared to 2007			2007 Compared to 2006
	2008	2007	2006	$ Change	%Change		$ Change	%Change
Total revenue	$1,172,856	$1,007,801	$401,222	$165,055	16.4%		$606,579	151.2%
Total hotel expenses	753,587	651,434	249,122	(102,153)	(15.7)%		(402,312)	(161.5)%
Property taxes, insurance and other	62,509	52,409	22,754	(10,100)	(19.3)%		(29,655)	(130.3)%
Depreciation and amortization	167,730	138,154	40,730	(29,576)	(21.4)%		(97,424)	(239.2)%
Corporate general and administrative	28,702	26,953	20,359	(1,749)	(6.5)%		(6,594)	(32.4)%
Operating income	160,328	138,851	68,257	21,477	15.5%		70,594	103.4%
Equity loss in unconsolidated joint venture	(2,205)	—	—	(2,205)	—	*	—	— *
Interest income	2,062	3,178	2,917	(1,116)	(35.1)%		261	8.9%
Other income	10,153	—	—	10,153	—	*	—	— *
Interest expense and amortization of loan costs	(156,383)	(135,841)	(42,720)	(20,542)	(15.1)%		(93,121)	(218.0)%
Write-off of loan costs and exit fees	(1,226)	(3,850)	(101)	2,624	—	*	(3,749)	— *
Unrealized gains (losses) on derivatives	79,620	(211)	(16)	79,831	—	*	(195)	— *
Income tax (expense)/benefit	(967)	(3,835)	2,655	2,868	74.8	*	(6,490)	— *
Minority interest in earnings of consolidated joint ventures	(1,444)	(323)	—	(1,121)	—	*	(323)	— *
Minority interest in earnings of operating partnership	(9,932)	(876)	(3,768)	(9,056)	—	*	2,892	76.8%
Income/(loss) from continuing operations	80,006	(2,907)	27,224	82,913	—	*	(30,131)	— *
Income from discontinued operations, net	49,188	33,067	10,572	16,121	48.8%		22,495	212.8%
Net income	129,194	30,160	37,796	99,034	328.4	%*	(7,636)	(20.2)%

*	Not meaningful.
Comparison of Year Ended December 31, 2008 with Year Ended December 31, 2007
     Income from continuing operations includes the operating results of 60 hotel properties that we have owned throughout the entire 2008 and 2007 (the “comparable hotels”). The following table illustrates the key performance indicators of the comparable hotels for the periods indicated:

	Year Ended
	December 31,
	2008	2007
Total revenue (in thousands)	$547,531	$554,185
Total operating income (in thousands)	$80,564	$98,120
RevPAR (revenue per available room)	$98.81	$100.59
Occupancy	70.71%	73.80%
ADR (average daily rate)	$139.74	$136.29
     The 43 non-comparable hotels that are included in continuing operations contributed the following for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended
	December 31,
	2008	2007
Total revenue	$599,262	$441,276
Total operating income	$82,513	$55,345
     Revenue. Total revenue for the year ended December 31, 2008 (“2008”) increased $165.1 million, or 16.4%, to $1.2 billion from $1.0 billion for the year ended December 31, 2007 (“2007”). The increase was substantially due to the $158.0 million in incremental revenues attributable to the 43 non-comparable hotels, which is offset by a $6.7 million decrease in revenues from comparable hotels as a result of economic downturn. Mezzanine loans originated and acquired in 2008 contributed a $16.7 million increase in interest income from notes receivable which was partially offset by decreased interest income from existing variable rate notes as a result of significantly lower LIBOR rates in 2008. Fees received from certain asset management consulting agreements we entered into in December 2007 also contributed $522,000 to the increase.
     Room revenues at comparable hotels for 2008 decreased $4.2 million, or 1.0%, compared to 2007, primarily due to a slight decrease in RevPAR from $100.59 to $98.81 driven by 3.09% decrease in occupancy principally as a result of the economic downturn and four hotel properties being under renovation. The effect of decreased occupancy is partially offset by a 2.5% increase in ADR. Excluding the four hotel properties under renovation, the remaining 56 comparable hotel properties’ RevPAR decreased from $101.12 in 2007 to $99.63 in 2008 driven by a 2.5% increase in ADR which effect is partially offset by a 2.86% decrease in occupancy. Due to the economic downturn, many hotels experienced lower occupancy rates, however, the lower occupancy is partially offset by moderate increases in ADR which is consistent with industry trends. Certain hotels benefited from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels reduced room availability, which offset these increases.
     Food and beverage revenues increased $29.3 million in 2008 compared to 2007 primarily due to a $32.7 million contribution from the 43 non-comparable hotels. This increase is partially offset by a decrease of $3.4 million at comparable hotels which is attributable to decline in group bookings, corporate banquet and catered events.
     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired in April 2007, which is leased to a third-party tenant on a triple-net basis.
     Other hotel revenues for 2008 increased $10.0 million compared to 2007 due primarily to a $9.0 million increase attributable to the non-comparable hotels. Other revenues at comparable hotels reported a slight increase of $952,000.
     Interest income from notes receivable increased $13.0 million for 2008 compared to 2007. The increase is attributable to the acquisition and origination of new mezzanine loans during 2008 totaling $209.1 million in principal balance which accounted for $16.7 million (including an amortization of discounts on these notes of $8.5 million) of the increase. The increase was partially offset by the income from variable rates notes as a result of the decline in LIBOR rates during 2008. Weighted average yield of mezzanine loans for 2008 and 2007 were 15.4% and 12.9%, respectively.
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
     Asset management fees and other increased $679,000 during 2008. The increase is primarily related to a sourcing fee and service fee of $148,000 from PREI JV and a consulting fee of $522,000 from a consulting agreement we entered into in December 2007 in connection with an asset swap transaction.
     Hotel Operating Expenses. Hotel operating expenses, which consists of room expense, food and beverage expense, other direct expenses, indirect expenses, and management fees, increased $102.2 million, or 15.7%, for 2008 compared to 2007, primarily due to $105.1 million of expenses associated with the 43 non-comparable hotels. Hotel operating expenses at comparable hotels experienced a decrease of $3.0 million, or 0.8%, for 2008 compared to 2007. Management has instituted better cost controls to mitigate the effects of lower revenue.

     In December 2008, we executed aggressive cost saving measures at the property level that include payroll freezes, vendor contract renegotiation and adjustments to service levels and expect the hotel operating expenses to decrease in 2009 from their 2008 levels.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $10.1 million, or 19.3%, for 2008 compared to 2007, due to $10.2 million of expenses associated with the non-comparable hotels. Property taxes, insurance, and other expense at comparable hotels experienced a slight decrease of $96,000 in 2008 compared to 2007. Property taxes increased $1.8 million for the comparable hotels due to appraised property values increasing significantly at certain hotels, which is completely offset by a decline of $1.9 million in insurance expense as new insurance policies were negotiated effective June 1, 2007.
     Depreciation and Amortization. Depreciation and amortization increased $29.6 million, or 21.4%, for 2008 compared to 2007. The increase is primarily associated with the non-comparable hotels which accounted for $15.5 million of the increase. During 2008, we finalized the allocation of the purchase price of the CNL Acquisition which resulted in adjustments to asset values and the reclassification of certain assets into asset groups that have longer useful lives. In addition, a $14.1 million increase of depreciation is attributable to capital improvements made at several comparable hotels in 2008.
     Corporate General and Administrative. Corporate general and administrative expense increased to $28.7 million for 2008 compared to $27.0 million for 2007. These expenses include non-cash stock-based compensation expense of $6.8 million and $6.2 million for 2008 and 2007, respectively. Excluding the non-cash stock-based compensation, these expenses increased $1.1 million in 2008 compared to 2007 primarily due to the increase in headcount and audit and legal expenses and as a result of the CNL Acquisition. These increases were partially offset by a $220,000 credit recorded for the deferred compensation expense as the accrued liability under the deferred compensation declined due to the decrease in the value of the related investments.
     In December 2008, we implemented a cost saving plan at the corporate level which includes reductions in overhead from staff layoffs, salary freezes, and reduced benefits and fees along with other cost saving measures. Management expects that corporate general and administrative expenses will decrease in 2009.
     Equity Loss in Unconsolidated Joint Venture. Equity loss in the PREI JV of $2.2 million represents our 25% of the interest in the operating results of the PREI JV. Interest earned on the mezzanine notes was $3.3 million which is offset by an impairment charge of $5.5 million. In October 2008, the borrower of the mezzanine note receivable of $21.5 million which matures in 2018 defaulted on debt service payments on both the first mortgage and our mezzanine loan. After an impairment test, we and our joint venture partner determined to provide a loss reserve for the entire amount of the loan balance.
     Interest Income. Interest income decreased $1.1 million for 2008 compared to 2007 primarily due to the significant decline in short-term interest rates which is partially offset by an increase in average cash balances.
     Other Income. Other income of $10.2 million represents the interest income of $10.4 million on the non-hedge interest rate swap, cap and floor that we entered into since March 2008 which is partially offset by a loss of $199,000 recorded for the change in cash surrender value related to an insurance contract for our deferred compensation plan.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $20.6 million to $156.4 million for 2008 from $135.8 million for 2007. The increase is primarily attributable to higher average debt balance in 2008 as a result of the CNL acquisition in April 2007 as the related borrowings on the acquisition were not outstanding for the entire 2007 period. This increase was partially offset by the decreased interest costs related to our variable rate debt as a result of lower LIBOR rates during 2008.
     Write-off of Loan Cost and Exit Fees. During 2008, we wrote off unamortized loan costs of $424,000 on the $127.2 million debt that was refinanced with a $160.0 million new debt and incurred $802,000 of prepayment penalties on other loans. During 2007, we repaid the balance and terminated two credit facilities with total borrowing capacity of $250 million. We also paid off our then outstanding loans totaling $505.1 million. In connection with these terminations and pay-offs, we wrote-off unamortized loan costs of $3.6 million and incurred prepayment penalties of $559,000 of which $193,000 was allocated to continuing operations.

     Unrealized Gains/(Losses) on Derivatives. In 2008, we entered into various interest rate swap, floor and cap transactions that were not designated as hedges. As a result, the changes in market value of these derivatives are included in the earnings. During 2008, we recorded unrealized gains of $79.7 million on these derivatives as a result of the LIBOR future curve used in determining the fair values turning significantly downward during the fourth quarter as a result of global economic downturn. Unrealized losses were $44,000 and $211,000 for 2008 and 2007, respectively, on other interest rate caps that were designated as cash flow hedges. See Note 11 and Note 12 of Notes to Consolidated Financial Statements included in Item 8.
     Income Tax (Expense)/Benefit. Income tax expense was $967,000 and $3.8 million for 2008 and 2007, respectively. The 2008 tax expense consisted primarily of certain state taxes assessed on partnership subsidiaries and the Texas margin tax and the new Michigan Business Tax. Income tax for 2007 consists primarily of the expense associated with fully reserving our deferred tax asset at December 31, 2007. As a result of Ashford TRS losses in 2008 and prior years, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our net deferred tax asset would not be realized, and therefore, have provided a valuation allowance to fully reserve against these amounts.
     Minority Interests in Earnings of Consolidated Joint Ventures. Minority interests represent the joint venture partners who have ownerships of 11% to 25% in six hotel properties owned and operated by our consolidated joint ventures. We acquired these joint ventures in connection with the CNL Acquisition in April 2007. During 2008 and 2007, the minority interest partners were allocated an income from consolidated joint ventures of $1.4 million and $323,000, respectively.
     Minority Interest in Earnings of Operating Partnership. Minority interest in operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership which is an allocation of net income available to common shareholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus dividends paid to these limited partners’ Class B unit holdings. Income from continuing operations allocated plus dividends paid to these limited partners were $9.9 million and $876,000 for 2008 and 2007, respectively. Income from discontinued operations allocated to these limited partners was $5.1 million and $3.1 million for 2008 and 2007, respectively.
     Income from Discontinued Operations. Included in income from discontinued operations were gains of $48.5 million and $35.1 million from hotel sales for 2008 and 2007, respectively. Operating results of discontinued operations also reflected interest and related debt expense of $3.5 million and $20.1 million for 2008 and 2007, respectively. In addition, unamortized loan costs of $1.8 million and $4.8 million in 2008 and 2007, respectively, were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt. The 2008 result also reflects a $2.1 million write-off of loan premiums upon the sale of related hotel property.
Comparison of Year Ended December 31, 2007 with Year Ended December 31, 2006
     Income from continuing operations includes the operating results of 51 comparable hotels. The following table illustrates the key performance indicators of the comparable hotels for the periods indicated:

	Year Ended
	December 31,
	2007	2006
Total revenue (in thousands)	$342,162	$324,396
Total operating income (in thousands)	$73,178	$68,561
RevPAR (revenue per available room)	$93.71	$88.43
Occupancy	73.09%	73.81%
ADR (average daily rate)	$128.21	$119.82
     The 52 non-comparable hotels that are included in continuing operations contributed the following for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended
	December 31,
	2007	2006
Total revenue	$653,300	$60,702
Total operating income	$80,287	$3,931

     Revenue. Total revenue for the year ended December 31, 2007 (“2007”) increased $606.6 million, or 151.2%, to $1.0 billion from $401.2 million for the year ended December 31, 2006 (“2006”). The increase was substantially due to the $592.6 million in incremental revenues attributable to the 52 non-comparable hotels and a $17.8 million increase from comparable hotels primarily due to increases in room revenues. The increase was partially offset by a decrease in interest income from mezzanine loans of $3.9 million as a result of a decline in the average balance outstanding during 2007.
     Room revenues at comparable hotels for the 2007 increased $14.6 million or 5.4% compared to 2006, primarily due to an increase in RevPAR from $88.43 to $93.71, which consisted of a 7.0% increase in ADR and a 72 basis point decrease in occupancy. Due to the continued recovery in the economy during 2007 and consistent with industry trends, several hotels experienced significant increases in ADR and relatively flat occupancy. In addition to improved market conditions, certain hotels also benefited in 2007 from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels in 2007 reduced room availability, which offset these increases.
     Food and beverage revenues at comparable hotels for 2007 increased $2.3 million or 5.5% compared to 2006 primarily due to increased occupancy at certain hotels, increased prices overall, and increased banquets at certain hotels. The remainder of the increase is primarily attributable to the 52 non-comparable hotels.
     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired on April 11, 2007, which is leased to a third-party tenant on a triple-net lease basis.
     Other revenues for 2007 compared to 2006 increased $29.6 million due to $28.7 million in incremental revenues attributable to the 52 non-comparable hotels and $873,000 increase at comparable hotels primarily due to increased ancillary revenues at certain hotels.
     Interest income from notes receivable decreased to $11.0 million for 2007 compared to $14.9 million for 2006 due to a decrease in the average mezzanine loans portfolio balance outstanding during 2007 compared to 2006.
     Asset management fees and other related to 27 hotel properties previously owned by affiliates for which we provided asset management and consulting services. We acquired 21 of these hotel properties from the affiliates on March 16, 2005, and the affiliates subsequently sold the remaining six hotel properties. However, the affiliates, pursuant to an agreement, continue to guarantee a minimum annual fee of approximately $1.2 million through December 31, 2008.
     Hotel Operating Expenses. Hotel operating expenses increased $402.3 million, or 161.5%, for 2007 compared to 2006, primarily due to $392.7 million of expenses associated with the non-comparable hotels. In addition, hotel operating expenses at comparable hotels increased $9.6 million, or 4.7%, for 2007 compared to 2006 primarily due to increases in rooms, food and beverage, and indirect expenses. These increases were partially offset by a $2.0 million transaction fee we were reimbursed by Hilton Hotels Corporation relating to the asset swap transaction.
     Rooms expense at comparable hotels increased $1.7 million or 2.9% for 2007 compared to 2006 primarily due to increased occupancy at certain hotels, virtually flat costs at hotels experiencing comparable occupancy due to the fixed nature of maintaining staff, and increased prices overall. The increase in food and beverage expense of $818,000 at comparable hotels is consistent with the related increase in food and beverage revenues. Indirect expenses at comparable hotels increased approximately $6.2 million or 6.3% for 2007 compared to 2006. Indirect expenses primarily increased as a result of increased hotel-level general and administrative expenses due to increased salaries and staffing needs consistent with increased revenues, and increased franchise fees and incentive management fees due to increased room revenues at certain hotels.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $29.7 million or 130.3% for 2007 compared to 2006 due to $30.6 million of expenses associated with the 52 non-comparable hotels. Property taxes, insurance, and other expense at comparable hotels decreased $818,000 in 2007 compared to 2006 primarily resulting from declined property insurance rates incurred under new policies related to several hotels.
     Depreciation and Amortization. Depreciation and amortization increased $97.4 million or 239.2% for 2007 compared to 2006 primarily due to $93.0 million of depreciation associated with the 52 non-comparable hotels.

Depreciation and amortization at comparable hotels increased $4.4 million for 2007 compared to 2006 as a result of capital improvements made at several hotels.
     Corporate General and Administrative. Corporate general and administrative expense increased to $27.0 million for 2007 compared to $20.4 million for 2006. These expenses include non-cash stock-based compensation expense of $6.2 million and $5.2 million for 2007 and 2006, respectively. Excluding the non-cash stock-based compensation, these expenses increased $5.6 million in 2007 compared to 2006 primarily due to the increase in headcount and audit expense as a result of the CNL Acquisition. As a percentage of total revenue, however, corporate general and administrative expense decreased to 2.7% of total revenue in 2007 from approximately 7.5% in 2006 due to corporate synergies inherent in overall growth.
     Interest Income. Interest income increased $261,000 to $3.2 million for 2007 from $2.9 million in 2006 primarily due to interest earned on funds received from borrowings and equity offerings during 2007 in excess of interest earned on funds received from borrowings and equity offerings during 2006.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $93.1 million to $135.8 million for 2007 from $42.7 million in 2006. The increase in interest expense and amortization of loan costs is associated with the higher average debt balance during 2007 as a result of the CNL acquisition.
     Write-off of Loan Cost and Exit Fees. During 2007, we repaid the balance and terminated two credit facilities with total borrowing capacity of $250 million. We also paid off our then outstanding loans totaling $505.1 million. In connection with these terminations and pay-offs, we wrote-off unamortized loan costs of $3.6 million and incurred prepayment penalties of $559,000 of which $193,000 was allocated to continuing operations. During 2006, we recorded write-off of loan costs and exit fees of $101,000 relating to the repayment on our then outstanding mortgage note of $11.1 million.
     Unrealized Gains/(Losses) on Derivatives. Unrealized losses were $211,000 and $16,000 for 2007 and 2006, respectively, on interest rate caps that we entered into in 2007 and 2006.
     Income Tax (Expense)/Benefit. We recorded an income tax expense of $3.8 million for 2007 and a benefit of $2.7 million for 2006. The income tax for 2007 consists primarily of the expense associated with fully reserving our deferred tax asset at December 31, 2007. As a result of Ashford TRS losses in 2007 and 2006, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our net deferred tax asset would not be realized, and therefore, had provided a valuation allowance to fully reserve against these amounts. For 2006, the income tax benefit related to the net loss associated with Ashford TRS.
     Minority Interests in Earnings of Consolidated Joint Ventures. Minority interests represent the joint venture partners who have ownerships between 11% to 25% in six hotel properties owned and operated by our consolidated joint ventures. We acquired these joint ventures in connection with the CNL Acquisition in April 2007. Income from consolidated joint ventures allocated to the minority interests was $323,000 for 2007.
     Minority Interest in Earnings of Operating Partnership. Income from continuing operations allocated to these limited partners were $876,000 and $3.8 million for 2007 and 2006, respectively. Income from discontinued operations allocated to these limited partners was $3.1 million and $1.5 million for 2007 and 2006, respectively.
     Income from Discontinued Operations. Included in income from discontinued operations were gains of $35.1 million for 2007. Operating results of discontinued operations also reflected interest and related debt expense of $20.1 million and $5.7 million for 2007 and 2006, respectively. In addition, unamortized loan costs of $4.8 million and $687,000 in 2007 and 2006, respectively, were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt.
NON-GAAP FINANCIAL MEASURES
     EBITDA is defined as net income before interest expense, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and minority interest in earnings of operating partnership. We believe EBITDA is useful to investors as it is an indicator of our ability to service debt and pay cash dividends. EBITDA, as calculated by us may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as a indicator of liquidity.
     The following table reconciles net income to EBITDA (in thousands) (unaudited):

	Year Ended December 31,
	2008	2007	2006
Net income	$129,194	$30,160	$37,796
Depreciation and amortization	172,262	166,161	52,863
Interest expense and amortization of loan costs	157,274	154,338	48,457
Income tax expense (benefit)	1,093	5,599	(2,719)
Minority interests in earnings of operating partnership	15,033	3,957	5,277
Interest income	(2,020)	(3,064)	(2,917)

EBITDA (1)	$472,836	$357,151	$138,757

(1)	EBITDA is not adjusted for income received from interest rate derivatives because the related derivatives are not designated as hedges under SFAS 133 and therefore, this income is reported as other income instead of a reduction of interest expense in accordance with GAAP.
     The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income computed in accordance with GAAP, excluding gains (or losses) on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items attributable to minority interests in earnings/(losses) of operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income/(loss) as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income/(loss) and cash flows reported in the consolidated financial statements. The following table reconciles net income to FFO (in thousands) (unaudited):

	Year Ended December 31,
	2008	2007	2006
Net income	$129,194	$30,160	$37,796
Preferred dividends	(26,642)	(23,990)	(10,875)

Net income available to common stockholders	102,552	6,170	26,921
Depreciation and amortization on real estate	171,791	165,757	52,550
Gains on sales of properties	(48,514)	(28,204)	—
Minority interests in earnings of operating partnership	15,033	3,957	5,277

FFO	$240,862	$147,680	$84,748

LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, cash income from mezzanine loans, property refinancing proceeds, asset sales, property level preferred equity, return of capital from existing mezzanine loans, and income derived from the interest rate swap. Our principal uses of funds are expected to include possible operating shortfalls from mezzanine investments, owner-funded capital expenditures, debt interest and principal payments, and repurchases of our securities. Items that impact our cash flows and liquidity are summarized as follows:
     Net Cash Flows Provided By Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $144.9 million and $155.7 million for 2008 and 2007, respectively. The decrease is principally due to the economic downturn in 2008 that resulted in decreased ADR and declined occupancy. These decreases are partially offset by the inclusion of an entire year of operations in the 2008 operating results for hotel properties related to the CNL Acquisition.
     Net Cash Flows Provided by/(Used In) Investing Activities. For 2008, investing activities provided net cash flows of $168.5 million, which consisted of net proceeds of $428.5 million from sales of 10 hotel properties and one office building and a payment of $23.2 million for the 75% note receivable acquired by PREI JV. These cash inflows were partially offset by $138.0 million for acquisitions or originations of notes receivable, $17.9 million for the acquisition of 25% interest in a mezzanine loan acquired by PREI JV, and $127.3 million of improvements to various hotel properties. For 2007, investing activities used net cash of $1.9 billion, which consisted of $2.1 billion for the CNL Acquisition, $127.3 million for improvements to various hotel properties and $21.5 million for the acquisition of mezzanine loans. These cash outlays were partially offset by $304.9 million from the sales of 22 hotel properties and one office building and $30.1 million cash received from payments of notes receivables.
     Net Cash Flows (Used in)/Provided by Financing Activities. For 2008, net cash flow used in financing activities was $164.1 million consisting of payments of $741.6 million on indebtedness and capital leases, $138.6 million of dividends, $9.9 million for entering into interest rate swap, floor and cap transactions, $96.9 million for purchases of treasury shares, and $7.8 million of debt refinancing costs. These cash outlays were partially offset by $833.4 million of aggregate draws on our $250.0 million credit facility and refinances of existing mortgage loans, a $52,000 payment from minority interest in consolidated joint ventures and $53,000 attributed to buy-ins of long-term incentive partnership units issued to our executives under the our equity incentive plan. For 2007, net cash flow provided in financing activities was $1.7 billion consisting of $2.0 billion in debt borrowings, $193.3 million of net proceeds from the issuance of Series C preferred stock, $193.8 million of net proceeds received from issuance of Series D preferred stock, and $548.2 million of net proceeds received from the follow-on public offering in April 2007. These cash inflows were partially offset by payments of $832.1 million on indebtedness and capital leases, $195.7 million for the redemption of Series C preferred stock, $111.4 million of dividends, $11.8 million of loan costs, $2.4 million for penalties on early repayment of indebtedness and $728,000 for purchases of treasury shares.
     We are required to maintain certain financial ratios under various debt agreements. If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties, maintaining an overall minimum net worth, maintaining a maximum loan to value, and maintaining an overall minimum total assets. At December 31, 2008, we were in compliance with all covenants or other requirements set forth in our credit agreements as amended.
     In December 2008, we negotiated an amendment with the 11 banks in our $300 million credit facility. The main provision changes to the facility, which expires in 2012 after extension, include: (i) reducing the fixed charge coverage ratio to 1.25x (1.72x at December 31, 2008) effective from the date of the amendment until March 31, 2011, at which time the ratio increases to 1.35x; (ii) reducing the revolver commitment level from $300 million to $250 million; (iii) reducing the maximum leverage ratio from 75% to 65% (57.0% at December 31, 2008); (iv) adjusting the previous interest spread of 1.65% to 2.75% upward to a spread of 2.75% to 3.50%; and (v) suspending the dividend payable to common stockholders through 2008, except to the extent of any minimum dividend required to maintain our REIT status.
     Interest Rate Derivative Transactions. To hedge our asset cash flows, we enter into derivative transactions with major financial institutions. In March 2008, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. On September 30, 2008, we entered into an additional LIBOR interest rate cap with $800 million notional amount at 3.75% effective October 14, 2008 for a one year. Subsequently in December 2008, we purchased a one-year $1.8 billion interest flooridor to bring down the LIBOR floor to 0.75%. Under this flooridor, the counterparties will pay us the interest on the $1.8 billion notional amount when the interest rates are below the original floor of 1.25% and above the new floor of 0.75%. The upfront cost of the swap, LIBOR cap, and floor transactions was $8.8 million. The net fair value at December 31, 2008 was $88.5 million. See Notes 11 and 12 of Notes to Consolidated Financial Statements included Item 8.
     Authorization of Repurchase of Common and Preferred Shares and Debt - In the fourth quarter of 2007, the Board of Directors authorized a $50 million common stock repurchase program. On September 5, 2008, we had completed the repurchase of substantially all of the shares authorized under this program, and the Board of Directors authorized the repurchase of an additional $75 million of our common stock under the program. In November 2008, the Board of Directors modified the share repurchase program to include both common and preferred shares. During the year ended December 31, 2008, we have repurchased 34.0 million shares of our common stock for an aggregate purchase price of $96.9 million, and 114,500 shares of our Series A preferred stock and 1.6 million shares of our Series D preferred stock for an aggregate purchase price of $9.9 million.
     In January 2009, the Board of Directors authorized an additional $200 million repurchase plan authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of the our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments.
     Dividend Policy. Effective with the fourth quarter ended December 31, 2008, and in conjunction with the credit facility amendment outlined above, the Board of Directors suspended the common stock dividend. We expect to distribute the minimum dividend required to maintain our REIT status in 2009, which is likely to be determined, if necessary, in the fourth quarter of 2009.
     We continue to execute aggressive cost saving measures at the property level that include payroll freezes, vendor contract renegotiation and adjustments to service levels. In addition, corporate level cost containment plans have been implemented which include reductions in overhead from staff layoffs, salary freezes, and reduced benefits and fees along with other cost saving measures.
     We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
     Based upon the current level of operations, management believes that our cash flow from operations along with our significant cash balances will be adequate to meet upcoming anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, interest and upcoming scheduled principal payments, and share repurchases for the foreseeable future. With respect to upcoming maturities, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue mortgage financing on individual properties and our mortgage investments.
     We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loan or from proceeds from additional issuances of common stock, preferred stock, or other securities. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.
     Our existing hotels are located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by the current economic downturn, or an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.
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
OFF-BALANCE SHEET ARRANGEMENTS
     During 2008, we did not maintain any off-balance sheet arrangements and do not currently anticipate any such arrangements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2008 (in thousands):

	Payments Due by Period
	< 1 Year	2-3 Years	4-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations (1)	$408,326	$653,320	$62,332	$1,665,007	$2,788,985
Capital lease obligations	117	90	—	—	207
Operating lease obligations	5,099	8,456	7,250	186,314	207,119
Estimated interest obligations (2)	132,523	220,123	196,592	1,051,268	1,600,506

Total contractual obligations	$546,065	$881,989	$266,174	$2,902,589	$4,596,817

Contractual obligations including extension options:
Long-term debt obligations (1)	$37,724	$856,720	$229,534	$1,665,007	$2,788,985
Capital lease obligations	117	90	—	—	207
Operating lease obligations	5,099	8,456	7,250	186,314	207,119
Estimated interest obligations (2)	135,214	235,505	197,755	1,051,268	1,619,742

Total contractual obligations	$178,154	$1,100,771	$434,539	$2,902,589	$4,616,053

(1)	Payments do not reflect the premiums of $1.4 million that are being amortized as a reduction of interest expense.

(2)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate at December 31, 2008.
     In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2011 through 2029. See Note 14 of Notes to Consolidated Financial Statements included in Item 8.
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
     At December 31, 2008, our $2.8 billion debt portfolio included $854.3 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2008 would be approximately $2.1 million per year. Based on the LIBOR rates in effect on December 31, 2008, the interest rate derivatives we entered into in 2008 would result in an annual savings of approximately $44 million. Due to the interest rate cap and floor on these derivatives, a 25-basis point change to the LIBOR rates would not change the amount of the interest savings.

     Periodically, we purchase derivatives to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps, caps and floors as part of our cash flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when interest rates exceed the cap strike. In March 2008, we entered into interest rate swap, cap and floor transactions that were not designated as hedges. The changes in the fair market values of these transactions are recorded in earnings.
     The following table summarizes our interest rate swap, caps and floor at December 31, 2008 and the earnings/(losses) recognized for the year ended December 31, 2008 ($ in thousands):

			Cash Flow			Unrealized
			Hedge			Gain/(Loss)
Notional		Interest	Designation		Fair	Recorded
Amount	Type	Rates	Yes / No	Maturity	Value	In Earnings
$212,000	Interest Rate Cap	6.25%	Yes	2009	$—	$(15)
$35,000	Interest Rate Cap	6.25%	No	2009	—	—
$375,036	Interest Rate Cap	6.00%	No	2009	—	(4)
$160,000	Interest Rate Cap	5.00%	Yes	2010	7	(8)
$160,000	Interest Rate Cap	5.00%	Yes	2011	78	(21)
$55,000	Interest Rate Cap	5.00%	Yes	2010	3	—
$1,800,000	Interest Rate Cap	3.75%	No	2009 to 2011	758	(9,037)
		Pays LIBOR plus
$1,800,000	Interest Rate Swap	2.64%, receives fixed	No	2013	99,206	95,014
		5.84%
$1,800,000	Interest Rate Floor	Floor rate 1.25%	No	2013	(17,167)	(9,047)
$1,800,000	Interest Rate Floor	Floor rate 0.75%	No	2009	5,718	2,738

					$88,603	$79,620

     At December 31, 2008, our $212.8 million notes receivable included $168.3 million of variable-rate notes. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate notes at December 31, 2008 would be $421,000 annually.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2008, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc.
     We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also include the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years ended in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Ashford Hospitality Trust, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 26, 2009

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2008	2007
Assets
Investments in hotel properties, net	$3,568,215	$3,885,737
Cash and cash equivalents	241,597	92,271
Restricted cash	69,806	52,872
Accounts receivable, net of allowance of $598 and $1,458, respectively	41,110	51,314
Inventories	3,341	4,100
Notes receivable	212,815	94,225
Investment in unconsolidated joint venture	19,122	—
Assets held for sale	—	75,739
Deferred costs, net	24,211	25,714
Prepaid expenses	12,903	20,223
Interest rate derivatives	88,603	21
Other assets	6,766	6,006
Intangible assets, net	3,077	13,889
Due from third-party hotel managers	48,116	58,300

Total assets	$4,339,682	$4,380,411

Liabilities and Stockholders’ Equity
Liabilities:
Indebtedness — continuing operations	$2,790,364	$2,639,546
Indebtedness — assets held for sale	—	61,229
Capital leases payable	207	498
Accounts payable and accrued expenses	93,476	124,696
Dividends payable	6,285	35,031
Unfavorable management contract liabilities	20,950	23,396
Due to affiliates	2,378	2,732
Due to third-party hotel managers	3,855	4,699
Other liabilities	8,124	8,514

Total liabilities	2,925,639	2,900,341

Commitments and contingencies (Note 14)
Minority interests in consolidated joint ventures	19,355	19,036
Minority interests in operating partnership	107,469	101,031
Series B-1 cumulative convertible redeemable preferred stock, $0.01 par value, 7,447,865 shares issued and outstanding	75,000	75,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized -
Series A cumulative preferred stock, 2,185,500 shares and 2,300,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	22	23
Series D cumulative preferred stock, 6,394,347 shares and 8,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	64	80
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,748,859 shares issued and 86,555,149 shares outstanding at December 31, 2008 and 122,765,691 shares issued and 120,376,055 shares outstanding at December 31, 2007	1,227	1,228
Additional paid-in capital	1,450,146	1,455,917
Accumulated other comprehensive loss	(860)	(115)
Accumulated deficit	(124,782)	(153,664)
Treasury stock, at cost, 36,193,710 and 2,389,636 shares, respectively	(113,598)	(18,466)

Total stockholders’ equity	1,212,219	1,285,003

Total liabilities and stockholders’ equity	$4,339,682	$4,380,411

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue
Rooms	$850,611	$740,237	$313,579
Food and beverage	237,579	208,289	58,723
Rental income from operating leases	6,218	4,548	—
Other	52,385	42,388	12,796

Total hotel revenue	1,146,793	995,462	385,098
Interest income from notes receivable	24,050	11,005	14,858
Asset management fees and other	2,013	1,334	1,266

Total revenue	1,172,856	1,007,801	401,222

Expenses
Hotel operating expenses:
Rooms	188,556	165,129	68,560
Food and beverage	168,317	147,091	43,261
Other expenses	351,288	300,259	122,046
Management fees	45,426	38,955	15,255

Total hotel expenses	753,587	651,434	249,122
Property taxes, insurance and other	62,509	52,409	22,754
Depreciation and amortization	167,730	138,154	40,730
Corporate general and administrative	28,702	26,953	20,359

Total expenses	1,012,528	868,950	332,965

Operating Income	160,328	138,851	68,257
Equity loss in unconsolidated joint venture	(2,205)	—	—
Interest income	2,062	3,178	2,917
Other income	10,153	—	—
Interest expense and amortization of loan costs	(156,383)	(135,841)	(42,720)
Write-off of loan costs and exit fees	(1,226)	(3,850)	(101)
Unrealized gains/(losses) on derivatives	79,620	(211)	(16)

Income before Income Taxes, Minority Interests and Discontinued Operations	92,349	2,127	28,337
Income tax (expense)/benefit	(967)	(3,835)	2,655
Minority interests in earnings of consolidated joint ventures	(1,444)	(323)	—
Minority interests in earnings of operating partnership	(9,932)	(876)	(3,768)

Income/(Loss) from Continuing Operations	80,006	(2,907)	27,224
Income from discontinued operations	49,188	33,067	10,572

Net Income	129,194	30,160	37,796
Preferred dividends	(26,642)	(23,990)	(10,875)

Net Income Available to Common Shareholders	$102,552	$6,170	$26,921

Income Available to Common Shareholders Per Share:
Basic -
Income/(loss) from continuing operations	$0.48	$(0.25)	$0.27
Income from discontinued operations	0.44	0.31	0.17

Net income	$0.92	$0.06	$0.44

Diluted -
Income/(loss) from continuing operations	$0.48	$(0.25)	$0.26
Income from discontinued operations	0.44	0.31	0.17

Net income	$0.92	$0.06	$0.43

Weighted average common shares outstanding -
Basic	111,295	105,787	61,713
Diluted	111,306	105,787	62,128

Dividends declared per common share	$0.63	$0.84	$0.80
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Net Income	$129,194	$30,160	$37,796

Other Comprehensive Loss
Reclassification to interest expense	58	(144)	(1,228)
Net unrealized loss on derivatives	(952)	(151)	(33)
Foreign currency translation adjustments	(126)	69	—

Other comprehensive loss	(1,020)	(226)	(1,261)

Total Comprehensive Income	$128,174	$29,934	$36,535

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

											Accumulated
	Preferred Stock								Additional		Other
	Series A		Series C		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Income/(Loss)	Shares	Amounts	Total
Balance at January 1, 2006	2,300	$23	—	$—	—	$—	43,831	$438	$399,127	$(42,637)	$1,372	—	$—	$358,323
Issuance shares in follow-on public offering	—	—	—	—	—	—	27,058	271	289,822	—	—	—	—	290,093
Issuance of restricted shares under stock-based compensation plan	—	—	—	—	—	—	662	6	180	—	—	—	—	186
Issuance of common shares upon conversion of operating partnership units	—	—	—	—	—	—	1,394	14	14,273	—	—	—	—	14,287
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,018	—	—	—	—	5,018
Forfeiture of restricted shares	—	—	—	—	—	—	(2)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	37,796	—	—	—	37,796
Dividends declared — Common shares	—	—	—	—	—	—	—	—	—	(51,859)	—	—	—	(51,859)
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	—	—	(4,916)	—	—	—	(4,916)
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(5,958)	—	—	—	(5,958)
Unrealized losses on derivatives	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	(1,228)	—	—	(1,228)

Balance at December 31, 2006	2,300	23	—	—	—	—	72,943	729	708,420	(67,574)	111	—	—	641,709
Issuance shares in follow-on public offering	—	—	—	—	—	—	48,875	489	547,760	—	—	—	—	548,249
Issuance of Series C Preferred Stock	—	—	8,000	80	—	—	—	—	193,239	—	—	—	—	193,319
Redemption of Series C Preferred Stock	—	—	(8,000)	(80)	—	—	—	—	(195,620)	—	—	—	—	(195,700)
Issuance of Series D Preferred Stock	—	—	—	—	8,000	80	—	—	193,759	—	—	—	—	193,839
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(2,427)	(18,919)	(18,919)
Issuance of restricted shares under stock-based compensation plan	—	—	—	—	—	—	817	8	(268)	—	—	37	453	193
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,032	—	—	—	—	6,032
Forfeiture of restricted shares	—	—	—	—	—	—	(35)	—	—	—	—	—	—	—
Issuance of common shares upon conversion of operating partnership units	—	—	—	—	—	—	166	2	1,750	—	—	—	—	1,752
Net income	—	—	—	—	—	—	—	—	—	30,160	—	—	—	30,160
Dividends declared — Common shares	—	—	—	—	—	—	—	—	—	(92,260)	—	—	—	(92,260)
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	—	—	(4,916)	—	—	—	(4,916)
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(6,256)	—	—	—	(6,256)
Dividends declared — Preferred C shares	—	—	—	—	—	—	—	—	845	(5,166)	—	—	—	(4,321)
Dividends declared — Preferred D shares	—	—	—	—	—	—	—	—	—	(7,652)	—	—	—	(7,652)
Unrealized losses on derivatives	—	—	—	—	—	—	—	—	—	—	(151)	—	—	(151)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	(144)	—	—	(144)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	69	—	—	69

Balance at December 31, 2007	2,300	23	—	—	8,000	80	122,766	1,228	1,455,917	(153,664)	(115)	(2,390)	(18,466)	1,285,003
Purchase of preferred stock	(115)	(1)	—	—	(1,606)	(16)	—	—	(9,872)	—	—	—	—	(9,889)
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(34,028)	(96,951)	(96,951)
Issuance of restricted shares under stock-based compensation plan	—	—	—	—	—	—	—	—	(1,651)	—	—	214	1,742	91
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,761	—	—	—	—	5,761
Forfeiture of restricted shares	—	—	—	—	—	—	(17)	(1)	1	—	—	—	—	—
Issuance of common shares upon conversion of operating partnership units	—	—	—	—	—	—	—	—	(10)	—	—	10	77	67
Net income	—	—	—	—	—	—	—	—	—	129,194	—	—	—	129,194
Dividends declared — Common shares	—	—	—	—	—	—	—	—	—	(73,670)	—	—	—	(73,670)
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	—	—	(4,855)	—	—	—	(4,855)
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(5,735)	—	—	—	(5,735)
Dividends declared — Preferred D shares	—	—	—	—	—	—	—	—	—	(16,052)	—	—	—	(16,052)
Unrealized losses on derivatives	—	—	—	—	—	—	—	—	—	—	(952)	—	—	(952)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	58	—	—	58
Other comprehensive loss allocated to minority interests in consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	218	—	—	218
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(126)	—	—	(126)
Adjustment resulting from sale of property	—	—	—	—	—	—	—	—	—	—	57	—	—	57

Balance at December 31, 2008	2,185	$22	—	$—	6,394	$64	122,749	$1,227	$1,450,146	$(124,782)	$(860)	(36,194)	$(113,598)	$1,212,219

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$129,194	$30,160	$37,796
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	174,365	168,586	52,863
Equity in loss of unconsolidated joint venture	2,205	—	—
Distributions of earnings from unconsolidated joint venture	1,800	—	—
Income from derivatives	(10,352)
Gains on sales of properties	(48,514)	(35,071)	—
Loss on reclassification from discontinued to continuing operations	—	—	863
Amortization of loan costs, write-off of loan costs, premiums and exit fees	7,650	15,885	2,826
Amortization discounts and deferred costs and income on notes receivable	(9,051)	25	(317)
Unrealized (gains)/losses on derivatives	(79,620)	211	16
Stock-based compensation	6,834	6,225	5,204
Minority interests in consolidated joint ventures and operating partnership	16,477	6,278	5,277
Changes in operating assets and liabilities -
Restricted cash	(16,934)	(29,773)	22,555
Accounts receivable and inventories	13,607	9,950	5,650
Prepaid expenses and other assets	6,570	(2,210)	(2,204)
Accounts payable and accrued expenses	(39,327)	31,432	10,531
Other liabilities	(9,961)	(45,961)	(1,369)

Net cash provided by operating activities	144,943	155,737	139,691

Cash Flows from Investing Activities
Acquisitions/originations of notes receivable	(138,039)	(21,500)	(37,308)
Proceeds from sale/payments of notes receivable	23,165	30,083	42,777
Investment in unconsolidated joint venture	(17,877)	—	—
Acquisitions of hotel properties	—	(2,059,155)	(540,638)
Improvements and additions to hotel properties	(127,293)	(127,271)	(47,749)
Net proceeds from sales of properties	428,499	304,943	17,445

Net cash provided by/(used in) investing activities	168,455	(1,872,900)	(565,473)

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	833,400	1,986,037	491,958
Repayments of indebtedness and capital leases	(741,634)	(832,090)	(271,444)
Penalties paid on early extinguishment of indebtedness	—	(2,390)	—
Payments of loan costs	(7,845)	(11,785)	(3,330)
Payments of dividends	(138,620)	(111,375)	(66,093)
Purchases of treasury stock	(96,920)	(18,919)	—
Purchase of preferred stock	(9,889)	—	—
Payments for derivatives	(9,914)	—	—
Cash income from derivatives	8,599	—	—
Proceeds from follow-on public offerings	—	548,249	290,092
Proceeds from issuance of Series C preferred stock	—	193,319	—
Proceeds from issuance of Series D preferred stock	—	193,839	—
Redemption of Series C preferred stock	—	(195,700)	—
Distributions to joint venture partners	(1,354)	(13,153)	—
Other	105	(10)	(53)

Net cash (used in)/provided by financing activities	(164,072)	1,736,022	441,130

Net change in cash and cash equivalents	149,326	18,859	15,348
Effect of foreign currency exchange rate on cash	—	69	—
Cash and cash equivalents at beginning of year	92,271	73,343	57,995

Cash and cash equivalents at end of year	$241,597	$92,271	$73,343

Supplemental Cash Flow Information
Interest paid	$160,255	$138,266	$45,033
Income taxes paid	$276	$701	$1,283
Supplemental Disclosure of Investing and Financing Activities
Note receivable contributed to unconsolidated joint venture	$5,230	$—	$—
Hotel properties and capital leases acquired	$—	$2,529,214	$643,018
Debt and capital leases assumed in acquisition	$—	$455,320	$55,427
Net other liabilities acquired (net of other assets acquired and cash received)	$—	$14,739	$46,953
Non-cash dividends on Series C preferred stock	$—	$845	$—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006
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
     As of December 31, 2008, we owned 103 hotel properties directly and six hotel properties through equity investments with joint venture partners, which represents 23,255 total rooms, or 22,913 net rooms excluding those attributable to joint venture partners. All of these hotel properties are located in the United States. As of December 31, 2008, we also wholly owned $212.8 million of mezzanine or first-mortgage loans receivable. In addition, at December 31, 2008, we had a 25% ownership in $75.2 million of mezzanine loans held in a joint venture. See Notes 3 and 6.
     For federal income tax purposes, we elected to be treated as a real estate investment trust (“REIT”), which imposes limitations related to operating hotels. As of December 31, 2008, 102 of our hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated results of operations. As of December 31, 2008, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In conjunction with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and the asset swap, 43 of these hotels were included in our hotel property portfolio at December 31, 2008.
     Remington Lodging & Hospitality, L.P. and Remington Management, L.P. (collectively, “Remington Lodging”), two of our primary property managers, are beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Montgomery J. Bennett, our Chief Executive Officer. As of December 31, 2008, Remington Lodging managed 40 of our 103 hotel properties while third-party management companies managed the remaining 63 hotel properties.
2. Significant Accounting Policies
     Basis of Presentation — The accompanying consolidated financial statements include the accounts of Ashford, its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
     Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2008, 2007 and 2006 ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

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
     Cash and Cash Equivalents — Cash and cash equivalents represent cash on hand or held in banks and short-term investment with an initial maturity of three months or less at the date of purchase.
     Restricted Cash — Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions. Restricted cash also includes cash collateral deposited with us related to one mezzanine loan that may be used by us toward the payments of principal and interest of the loan and any other amounts due under the loan in the event of default.
     Accounts Receivable — Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. We generally do not require collateral. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.
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
     Impairment of Investment in Hotel Properties and Hotel Related Intangibles — Hotel properties and hotel related intangibles are reviewed for impairment at each balance sheet date. We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel property will be sold before its previously estimated useful life expires, and when events or changes in circumstances indicate that a hotel property’s net book value or our value of the related intangibles may not be recoverable. In evaluating the impairment of hotel properties and hotel related intangibles, we make many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, which considers capitalization rates, discount rates, and comparable selling prices. If an asset was deemed to be impaired, we would establish an allowance for losses with the corresponding to an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recorded.
     Investment in Unconsolidated Joint Venture — Investment in a joint venture in which we have a 25% ownership is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income. The equity accounting method is employed due to the fact that we do not control the joint venture pursuant to the guidance provided by Emerging Issue Task Force (“EITF”)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Abstract No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”
     Notes Receivable — We provide mezzanine and first-mortgage financing in the form of notes receivable, which are recorded at cost, adjusted for net origination fees and costs. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when such loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue accruing interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is past due. Unpaid interest accrued and discounts amortized are reversed.
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46(R)”), variable interest entities, as defined, must be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. Our mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to primary loans related to the secured hotels. All such loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, we are not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, we do not consolidate such hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46(R) criteria, and such entities will be consolidated, if required. In evaluating FIN No. 46(R) criteria, our analysis involves considerable management judgment and assumptions.
     Impairment of Notes Receivable — We review notes receivables for impairment at each balance sheet date pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15.” A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts recorded as assets on the balance sheet according to the contractual terms of the loan agreement. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. We stop recording interest when payments are not current.
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. Based on our assessment and judgment, no such impairment charges have been recorded for our notes receivable as of December 31, 2008. However, a loss reserve was established for a note receivable held by our unconsolidated joint venture in which we have a 25% ownership. See Note 6.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
project management fees incurred. Both due to and due from affiliates are generally settled within a period not to exceed one year.
     Due to/from Third-Party Hotel Managers — Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to capital, insurance, real estate taxes, and other items.
     Unfavorable Management Contract Liabilities — Certain management agreements assumed in the acquisitions of a hotel in 2006 and the CNL acquisition in 2007 have terms that are more favorable to the respective managers than typical market management agreements at the acquisition dates. As a result, we recorded unfavorable contract liabilities related those management agreements totaling $23.4 million based on the present value of expected cash outflows over the initial terms of the related agreements. The unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, our analysis involves considerable management judgment and assumptions.
     Guarantees — Upon acquisition of the 51-hotel CNL portfolio on April 11, 2007, we assumed certain guarantees, which represent funds provided by third-party hotel managers to guarantee minimum returns for certain hotel properties. As we are obligated to repay such amounts through increased incentive management fees through cash reimbursements, such guarantees are recorded as other liabilities. As of December 31, 2008 and 2007, these liabilities totaled $344,000 and $568,000, respectively.
     Revenue Recognition — Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, and space rentals, are recognized when services have been rendered. Rental income, representing income from leasing hotel properties to third-party tenants on triple-net operating leases, is recognized on a straight-line basis over the lease terms. Interest income, representing interest on the mezzanine and first mortgage loan portfolio (including accretion of discounts on certain loans using the effective interest method), is recognized when earned. Asset management fees, representing primarily asset management services performed on behalf of a related party (including services such as risk management and insurance procurement, tax assistance, franchise agreements and equipment leases negotiations, monitoring loan covenants compliance, capital and operating budgets preparation, and property litigation management), are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. For the hotel leased to a third party, we report deposits into our escrow accounts for capital expenditure reserves as income.
     Other Expenses — Other expenses include telephone charges, guest laundry, valet parking, and hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance, franchise fees and utility cost. They are expensed as incurred.
     Advertising Costs — Advertising costs are charged to expense as incurred. For the years ended December 31, 2008, 2007 and 2006, we incurred advertising costs of $5.1 million, $3.6 million and $2.1 million, respectively. Advertising costs related to continuing operations are included in “Other expenses” in the accompanying consolidated statement of operations.
     Stock-based Compensation — Stock-based compensation is accounted for in accordance with SFAS 123(R), “Share-Based Payment” at the fair value based on the market price of the shares at the date of grant. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares.
     Depreciation and Amortization — Owned hotel properties are depreciated over the estimated useful life of the assets and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 15 to 39 years for buildings and improvements and three to five years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Income Taxes — As a REIT, we generally will not be subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we account for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. FIN No. 48 requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the related tax position must be measured to determine the amount of provision or benefit, if any, to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,” but does not apply to tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, and in Canada (2008 is final year for Canadian filings). Tax years 2005 through 2007 remain subject to potential examination by certain federal and state taxing authorities, respectively. No income tax examinations are currently in process. As we determined no material unrecognized tax benefits or liabilities exist, the adoption of FIN No. 48, effective January 1, 2007, did not impact our financial condition or results of operations. We classify interest and penalties related to underpayment of income taxes as income tax expense.
     Derivative Instruments and Hedging — We primarily use interest rate derivatives to hedge our asset cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room) and to enhance dividend coverage. Interest rate swaps involve the exchange of fixed-rate payments for variable-rate payments over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings and included in “Other income” on the Consolidated Statements of Operations. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to interest expense when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in the fair value are recognized in earnings. We record all derivatives on the balance sheet at fair value.
     Income Per Share — Basic income per common share is calculated by dividing net income/(loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.
     Reclassifications — Certain amounts in the consolidated financial statements for the years ended December 31, 2007 and 2006 have been reclassified to conform to the presentation format adopted in 2008. These reclassifications have no effect on the net income or financial position previously reported.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Recently Adopted Accounting Standards - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 to delay the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 must be applied prospectively, and the effect of the first remeasurement to fair value, if any, should be reported as a cumulative - effect adjustment to the opening balance of retained earnings.
     We adopted these statements as of January 1, 2008 and the adoption did not have a material impact on our financial position and results of operations. Additional disclosures in accordance with SFAS 157 have been included in Note 12. We did not elect to measure additional items at fair value under SFAS 159.
     In December 2008, the FASB issued FASB Staff Position No. 140-4 and FASB Interpretation No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,”, effective for the first financial reporting period ending after December 15, 2008, to require public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The adoption of this statement did not have any impact on our financial position and results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. We do not expect the adoption of SFAS 160 will have an impact on our financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. There will be additional disclosure needed upon adoption of SFAS 161.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
162 identifies sources of accounting principles and a framework for selecting the principles to be used in preparation of financial statements that are prepared in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy). We do not expect this statement will result in changes to our current practice.
3. Summary of Significant Transactions in 2008 and Recent Developments
     Investing in Mezzanine Loans — On January 22, 2008, we formed a joint venture (the “PREI JV”) with Prudential Real Estate Investors (“PREI”) to invest in structured debt and equity hotel investments in the United States. We and PREI have contributed the capital required for each mezzanine investment on a 25%/75% basis, respectively. We are entitled to annual management and sourcing fees, reimbursement of expenses, and a promoted yield equal to a current 1.3x the venture yield subject to maximum threshold limitations, but further enhanced by an additional promote based upon a total net return to PREI. PREI’s equity is in a senior position on each investment. On February 6, 2008, PREI acquired a 75% interest in our $21.5 million mezzanine loan receivable, which we originated December 5, 2007, and is secured by two hotels maturing January 2018. Simultaneously, we and PREI capitalized the joint venture by contributing this $21.5 million mezzanine loan receivable to the joint venture. Subsequently in late 2008, as a result of this loan being in default, we and the joint venture partner determined to provide an allowance for losses for the entire balance of the note and related deferred loan costs. See Note 6.
     In addition, we completed the following mezzanine loans transactions including the loan acquired through the PREI JV ($ in thousands):

					Discounted
				Original	Acquisition	Percentage of	Amount
Source	Interest Rate	Maturity	Collateral	Principal	Price	Ownership	Recorded
Company originated	LIBOR + 9%	2011	1 hotel	$7,056	$—	100%	$7,056
Company acquired	9.66%	2017	1 hotel	$38,000	$32,956	100%	32,956
PREI JV acquired (1)	LIBOR + 2.75%	2010	29 hotels	$84,032	$69,904	25%	17,476
Company acquired	LIBOR + 2.5%	2009	681 hotels	$164,000	$98,400	100%	98,400

(1)	Reported as “Investment in unconsolidated joint venture” in the accompanying financial statements.
     Sales of Properties — We completed the sale of nine hotel properties and an office building for an aggregate sales price of $437.1 million. Net proceeds from the sales were $428.5 million and a net gain of $48.5 million was recognized. In connection with sales, we repaid a total of $251.9 million of related outstanding mortgage debt. In connection with the repayments of debt, we wrote off unamortized loan costs of $1.8 million and debt premiums of $2.1 million.
     Debt Financing and Refinancing — We refinanced our debt of $73.1 million maturing in 2008 secured by two hotel properties, with a new $53.4 million interest only loan bearing an interest rate of LIBOR plus 2.0%, maturing in 2011. With subsequent payoff upon the sale of one hotel property, the outstanding balance on this loan at December 31, 2008 was $19.7 million. We also refinanced our debt of $127.2 million maturing in 2009, a loan secured by interests in two hotel properties owned through a joint venture, with a new $160.0 million loan bearing an interest rate of LIBOR plus 2.75%, maturing 2011 with two one-year extensions. In addition, we obtained a $55.0 million loan on a hotel property, bearing an interest rate of LIBOR plus 3.75%, maturing in 2010 with two one-year extensions. In connection with these financings, we were required by the lenders to enter into three interest rate cap agreements with notional amounts totaling $215.0 million to hedge the interest rate risk at a strike rate of 5.0% for two years. Additionally, we obtained a $65.0 million loan on another hotel property, bearing interest rate of LIBOR plus 2.5%, maturing in 2011 with two one-year extensions. Along with this financing, we entered into an interest rate cap with a notional amount of $52.0 million interest rate cap and a strike rate of 5.75% for three years. The $65.0 million loan was subsequently repaid and the $52.0 million interest rate cap was sold in connection with the sale of the hotel property securing this loan. Proceeds from these borrowings were used to pay for the acquisition of the $98.4 million mezzanine loan (book value at December 31, 2008 was $106.4 million) and for other general corporate purposes. See Note 5 and 10.
     Interest Rate Derivative Transactions — To hedge our asset cash flows, we enter into derivative transactions with major financial institutions. In March 2008, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. On September 30, 2008, we entered into an additional LIBOR interest rate cap with $800 million notional amount at 3.75% effective October 14, 2008 for one year. Subsequently in December 2008, we purchased a one-year $1.8 billion notional amount interest flooridor to bring down the LIBOR floor to 0.75%. Under this flooridor, the counterparties will pay us the interest on the $1.8 billion notional amount when the interest rates are below the original floor of 1.25% and above the new floor of 0.75%. The upfront cost of the swap, LIBOR cap, and floor transactions was $8.8 million. The net fair value at December 31, 2008 was $88.5 million. See Notes 11 and 12.
     In connection with the debt financings of $160.0 million and $55.0 million mentioned above, we entered into three LIBOR interest rate caps with notional amounts totaling $215.0 million at 5.0% maturing in 2010 and 2011 for $1.1 million. These interest rate caps are designated as cash flow hedges and had a fair value of $88,000 at December 31, 2008. In addition, with the $65.0 million financing, we purchased a LIBOR interest rate cap with a notional amount of $52.0 million at 5.75% maturing in 2011 for $123,000. The $65.0 million loan was subsequently repaid and the $52.0 million interest rate cap was sold in connection with the sale of the hotel property securing this loan.
     Authorization of Repurchases of Common and Preferred Shares — On September 5, 2008, the Board of Directors authorized the repurchase of an additional $75 million of our common stock that may be purchased under the share repurchase program. We had completed all of the repurchase of the $50 million previously allocated under our existing share repurchase program. In November 2008, the Board of Directors modified the $75 million authorization to include both common and preferred shares. For the year ended December 31, 2008, we have repurchased 34.0 million shares of our common stock for an aggregate purchase price of $96.9 million, and 114,500 shares of our Series A preferred stock and 1.6 million shares of our Series D preferred stock for an aggregate purchase price of $9.9 million.
4. Investment in Hotel Properties
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In conjunction with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and the asset swap, 43 of these hotels were included in our hotel property portfolio at December 31, 2008.
     Investment in hotel properties consisted of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Land	$531,336	$567,438
Buildings and improvements	3,065,744	3,226,708
Furniture, fixtures and equipment	359,397	278,598
Construction in progress	11,121	68,569

Total cost	3,967,598	4,141,313
Accumulated depreciation	(399,383)	(255,576)

Investment in hotel properties, net	$3,568,215	$3,885,737

     In 2008, an intangible asset of $10.7 million relating to advance bookings preliminarily recorded in connection with the CNL Acquisition was reclassified to buildings as a result of a third-party valuation. We finalized the allocation of the CNL Acquisition purchase price in 2008 based on the final appraisals performed by a third-party appraiser (see Note 9).

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Of the total hotel properties at December 31, 2007, the carrying value of $293.4 million related to seven hotel properties that were sold in 2008. For the years ended December 31, 2008, 2007 and 2006, we recognized depreciation expense, including depreciation of assets under capital leases, of $173.6 million, $167.9 million and $52.4 million, respectively.
     We performed impairment tests under the provisions prescribed by SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable. The impairment is measured based on the difference between the discounted cash flows of the long-lived assets and their carrying amounts. In performing these tests, we estimated the long-lived assets’ holding periods and cash flows, which included estimated sales prices at the end of the holding periods. The capitalization rates used in our cash flow estimates were determined by using historical market information from brokers adjusted by management to reflect current trends. Based on these analyses, management determined that no impairment had occurred.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Notes Receivable
     Notes receivable consisted of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Mezzanine loan secured by various mortgage-backed securities sponsored by government agencies, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest-only payments through maturity	$11,000	$11,000
Mezzanine loan secured by one hotel property, matures July 2010, at an interest rate of 14%, with interest-only payments through maturity	—	4,000
Mezzanine loan secured by one hotel property, matured September 2008, with a one-year extension option, at an interest rate of LIBOR plus 11.15%, with interest-only payments through maturity	—	3,000
First mortgage loan secured by one hotel property, matured October 2008, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
Mezzanine loan secured by 105 hotel properties, matures April 2009, with three one-year extension options at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,694	25,694
Mezzanine loan secured by one hotel property, matures September 2009, with two one-year extension options, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity	7,000	7,000
Mezzanine loan secured by one hotel property, matures July 2009, with two one-year extension options, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity	4,000	4,000
Mezzanine loan secured by two hotel properties, matures January 2018, with two one-year extension options, at an interest rate of 14%, with interest-only payments through maturity (1)	—	21,500
Mezzanine loan secured by one hotel property, matures January 2011, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	7,056	—
Mezzanine loan with principal balance of $38.0 million secured by one hotel property, matures June 2017, at an interest rate of 9.66%, with interest-only payments through maturity	33,445	—
Mezzanine loan with principal balance of $164.0 million secured by 681 extended-stay hotel properties, matures June 2009, with three one-year extension options, at an interest rate of LIBOR plus 2.5%, with interest-only payments through maturity	106,376	—

Gross notes receivable	212,771	94,394
Deferred loan cost/(income), net	44	(169)

Net notes receivable	$212,815	$94,225

Weighted average effective interest rate	16.5%	12.4%

(1)	This note was contributed to the PREI JV at its formation. We own a 25% interest in the joint venture which is reported as “Investment in unconsolidated joint venture” at December 31, 2008. See Note 6.
     In general, our notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturities.
     We review our mezzanine loans for impairment individually. In the fourth quarter of 2008, the $18.2 million junior participation note receivable reached its initial maturity. The principal and accrued interest payments were not made. In accordance with our accounting policy, we discontinued accruing interest on this loan. The underlying

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
hotel property in Nevis suffered significant damage by hurricane Omar. A recent appraisal for this asset by a third party indicates three sets of values: (i) an “as is” damaged condition, (ii) a prospective value after repairs completed (estimated in September 2009), and (iii) a prospective value when operations stabilize. Based on the recent third-party appraisal along with the anticipated insurance proceeds, we concluded there was no loss reserves were needed for this note receivable.
     The $98.4 million mezzanine loan acquired in July 2008 that is secured by 681 extended stay hotel properties was purchased at a significant discount. This discount is being amortized over the life of the loan including extension periods. As of December 31, 2008, the debt service requirements were met as a result of a significant drop in LIBOR rates. The determination to record the full amount of the discount was based on considerable judgment and estimates and it is our belief at this time that we will receive the full amount of $164.0 million due under the loan. Any changes in estimates would have material impacts on our financial statements. Accordingly, we recognized discount amortization of $8.0 million for the year ended December 31, 2008.
6. Investment in Unconsolidated Joint Venture
     We have a 25% of ownership in the PREI JV which invests in mezzanine loans. At December 31, 2008, our investment in the PREI JV consisted of the following (in thousands):

25% of a mezzanine loan acquired at a discounted price (principal balance of $21,000), secured by 29 hotel properties, matures August 2010 with two one-year extension options, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	$18,759
25% of a mezzanine loan at par value secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	5,461
Allowance for loan losses	(5,461)
Other, net	160
Distributions	(1,800)
Equity income before discounts amortization of $1,251 and impairment charge of $5,461	2,003

Total	$19,122

     Beginning October 2008, the borrower of the mezzanine note receivable of $21.5 million maturing 2018 defaulted on debt service payments on both the first mortgage and its mezzanine loan. After an impairment test, we and our joint venture partner determined to provide a loss reserve for the entire amount of the loan balance of $21.5 million and related deferred loan costs. The allowance for losses of $5.5 million above reflects our 25% share of the impairment charge taken by the PREI JV.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Assets Held for Sale and Discontinued Operations
     During the years ended December 31, 2008, 2007 and 2006, we completed the sale of 10, 21 and 10 properties, respectively. Operating results related to these properties during the periods we owned are included in income from discontinued operations. The following table summarizes the operating results of the assets held for sale and assets sold for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	Year Ended December 31,
	2008	2007	2006
Number of properties:
Properties classified as held for sale at end of period	—	10	22
Properties sold during the period	10	23	10

Total included in discontinued operations	10	33	32

Results of operations:
Operating revenues	$80,939	$248,789	$127,295
Operating expenses	65,247	188,643	95,858

Operating income	15,692	60,146	31,437
Depreciation and amortization	(6,635)	(30,432)	(12,133)
Loss from reclassification from discontinued to continuing	—	—	(863)
Gain on sales of properties	48,514	35,071	—
Interest expense and amortization of loan costs	(3,479)	(20,061)	(5,737)
Write-off of loan costs, premiums and exit fees	323	(4,814)	(687)

Income before income taxes and minority interest	54,415	39,910	12,017
Income tax (expense)/benefit	(126)	(1,764)	64
Minority interest in earnings of consolidated joint ventures	—	(1,997)	—
Minority interest in earnings of operating partnership	(5,101)	(3,082)	(1,509)

Income from discontinued operations	$49,188	$33,067	$10,572

8. Deferred Costs
     Deferred costs consist of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Deferred loan costs	$33,318	$32,552
Deferred franchise fees	4,066	4,155

Total costs	37,384	36,707
Accumulated amortization	(13,173)	(10,993)

Deferred costs, net	$24,211	$25,714

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Intangibles
     Intangibles consist of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Costs	$3,166	$13,956
Accumulated amortization	(89)	(67)

Intangibles, net	$3,077	$13,889

     At December 31, 2008 and 2007, intangible of $3.1 million and $3.2 million, respectively, represented a favorable market-rate lease which relate to purchase price allocated to a hotel property in the CNL Portfolio and is being amortized over the remaining lease term that expires in 2043. At December 31, 2007, intangibles also included $10.7 million related to advance booking preliminarily recorded in connection with the CNL Acquisition. In 2008, we finalized the allocation of the CNL Acquisition purchase price based on the final appraisal performed by a third-party appraiser and as a result, the $10.7 million advance booking intangible was reclassified to buildings.
     For the years ended December 31, 2008, 2007 and 2006, amortization expense related to intangibles was $89,000, $67,000 and $211,000, respectively. Estimated future amortization expense is $89,000 for each of the next five years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Indebtedness
     Indebtedness and the carrying values of related collaterals were as follows (in thousands):

	December 31, 2008		December 31, 2007
		Book		Book
	Debt	Value of	Debt	Value of
	Balance	Collateral	Balance	Collateral
Mortgage loan secured by 25 hotel properties, matures between July 1, 2015 and February 1, 2016, at an average fixed interest rate of 5.42%	$455,115	$539,397	$455,115	$546,642
Mortgage loan secured by 16 hotel properties, matures between December 11, 2014 and December 11, 2015, at an average fixed interest rate of 5.73%	211,475	178,330	211,475	182,437
Mortgage loan secured by 28 hotel properties, matures April 11, 2017, at an average fixed interest rate of 5.95%	928,465	1,158,536	928,465	1,096,580
Loan secured by 10 hotel properties, matures May 2009, at an interest rate of LIBOR plus 1.65%, with three one-year extension options	167,202	234,441	213,889	262,833
Credit facility secured by mezzanine notes receivable, matures April 9, 2010, at an interest of LIBOR plus a range of 2.75% to 3.5% depending on the indebtedness-to-value ratio, with two one-year extension options	250,000	212,815	65,000	94,225
Term loan secured by one hotel property, matured October 2008, at an interest rate of LIBOR plus 2.0%, with three one-year extension options	—	—	47,450	69,242
Mortgage loan secured by one hotel property, matures December 1, 2017, at interest rate of 7.39% and 7.24% at December 31, 2008 and 2007 respectively, with a remaining premium of $1.4 million	48,790	132,742	52,474	128,652
Mortgage loan secured by one hotel property, matures December 8, 2016, at an interest rate of 5.81%	101,000	114,479	101,000	119,051
Mortgage loan secured by five hotel properties, matures December 11, 2009, at an interest rate of LIBOR plus 1.72%, with two one-year extension options	203,400	248,249	184,000	247,339
Mortgage loan secured by one hotel property, matures August 1, 2010, at an interest rate of 8.08%	—	—	45,630	63,253
Mortgage loan secured by one hotel property, matures June 1, 2011, at an interest rate of LIBOR plus 2%	19,740	66,495	42,185	65,259
Mortgage loan secured by one hotel property, matured July 1, 2008, at an interest rate of 5.67%	—	—	31,792	69,457
Mortgage loan secured by one hotel property, matures January 1, 2011, at an interest rate of 8.32%	5,966	8,613	6,102	8,308
Mortgage loan secured by one hotel property, matures January 1, 2023, at an interest rate of 7.78%	6,612	19,330	8,187	16,798
TIF loan secured by one hotel property, matures June 30, 2018, at an interest rate of 12.85%	7,783	102,902	7,783	102,049
Mortgage loan secured by one hotel property, matures April 1, 2009, at an interest rate of 5.6%	29,396	41,227	30,118	48,864
Mortgage loan secured by three hotel properties, matures April 5, 2011, at an interest rate of 5.47%	66,420	193,514	67,910	196,119
Mortgage loan secured by four hotel properties, matures March 1, 2010, at an interest rate of 5.95%	75,000	219,146	75,000	209,634
Mortgage loan secured by two hotel properties, matured January 1, 2009, at an interest rate of 5.5%	—	—	127,200	259,685
Mortgage loan secured by two hotel properties, matures August 8, 2011 at an interest rate of LIBOR plus 2.75%, with two one-year extension options	159,000	264,673	—	—
Mortgage loan secured by one hotel property, matures September 9, 2010, at an interest rate of LIBOR plus 3.75%, with two one-year extension options	55,000	101,752	—	—

Total	2,790,364	3,836,641	2,700,775	3,786,427
Indebtedness related to assets held for sale	—	—	(61,229)	(72,803)

Indebtedness related continuing operations	$2,790,364	$3,836,641	$2,639,546	$3,713,624

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     During 2008, we refinanced our debt of $73.1 million maturing in 2008 secured by two hotel properties, with a new $53.4 million interest only loan bearing an interest rate of LIBOR plus 2.0%, maturing in 2011. With subsequent payoff upon the sale of one hotel property, the outstanding balance on this loan at December 31, 2008 was $19.7 million. We also refinanced our debt of $127.2 million maturing in 2009, a loan secured by interests in two hotel properties owned through a joint venture, with a new $160.0 million loan bearing an interest rate of LIBOR plus 2.75%, maturing 2011 with two one-year extension options. This loan had a balance of $159.0 million at December 31, 2008. In addition, we obtained a $55.0 million loan on a hotel property, bearing an interest rate of LIBOR plus 3.75%, maturing in 2010 with two one-year extensions. In connection with these financings, we were required by the lenders to enter into two interest rate cap agreements with notional amounts totaling $215.0 million to hedge the interest rate risk at a strike rate of 5.0% for two years. Additionally, we obtained a $65.0 million loan on another hotel property, bearing interest rate of LIBOR plus 2.5%, maturing in 2011 with two one-year extensions. Along with this financing, we entered into an interest rate cap with a notional amount of $52.0 million interest rate cap and a strike rate of 5.75% for three years. The $65.0 million loan was subsequently repaid and the $52.0 million interest rate cap was sold in connection with the sale of the hotel property securing this loan. Proceeds from these borrowings were used to pay for the acquisition of the $98.4 million mezzanine loan and for other general corporate purposes.
     In late December 2008, we negotiated an amendment to our $300 million credit facility. The main provision changes to the facility, which expires in 2012 after extension, include (i) reducing the fixed charge coverage ratio, as defined, to 1.25x effective immediately until March 31, 2011, at which time the ratio steps up to 1.35x; (ii) reducing the revolver commitment level from $300 million to $250 million; (iii) reducing the maximum leverage ratio, as defined, from 75% to 65%; (iv) adjusting the previous interest spread of 1.65% to 2.75% upward to a spread of 2.75% to 3.50%; and (v) suspending the dividend to the minimum REIT requirements through 2009. LIBOR rates at December 31, 2008 and 2007 were 0.44% and 4.60%, respectively.
          The $55.0 million mortgage loan maturing September 9, 2010 is guaranteed by us. Under the loan agreement, there is a (i) full debt service guaranty and (ii) a 25% principal guaranty. The 25% principal guaranty is released upon the following conditions: (a) there is no default or event of default, as defined in the loan agreement (b) the property renovation is substantially complete, (c) the property achieves for six consecutive months an 11% debt yield using the original principal balance, and (d) a debt service coverage ratio for six consecutive months of not less than 1.15x, using an interest rate constant equal to the greater of the then current Bloomberg forward LIBOR curve and 8.5%.
     Maturities of indebtedness as of December 31, 2008 are as follows (in thousands):

		Maturity
	Initial	Including
	Maturity	Extensions
2009	$408,326	$37,724
2010	392,692	392,692
2011	260,628	464,028
2012	28,805	196,007
2013	33,527	33,527
Thereafter (1)	1,665,007	1,665,007

Total (1)	$2,788,985	$2,788,985

(1)	Do not reflect the premiums of $1.4 million that are being amortized as a reduction to interest expense.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Derivatives and Hedging Activities
     We primarily use interest rate derivatives to hedge our asset cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. In connection with this strategy, we executed a five-year interest rate swap on $1.8 billion of fixed-rate debt at a weighted average interest rate of 5.84% for a floating interest rate of LIBOR plus 2.64%. In conjunction with the swap execution, we sold a five-year LIBOR floor notional amount of $1.8 billion at 1.25% and purchased a LIBOR cap notional amount of $1.0 billion at 3.75% for the first three years. On September 30, 2008, we entered into an additional LIBOR interest rate cap with $800 million notional amount at 3.75% effective October 14, 2008 for one year. Subsequently in December 2008, we purchased a one-year $1.8 billion interest flooridor to bring down the LIBOR floor to 0.75. Under this flooridor, the counterparties will pay us the interest on the $1.8 billion notional amount when the interest rates are below the original floor of 1.25% and above the new floor of 0.75%. The upfront cost of the swap, LIBOR cap, and floor transactions was $8.8 million. These derivatives are reported net in our consolidated balance sheets in accordance with FASB Interpretation No. 39 (“FIN 39”), “Offsetting Amounts Related to Certain Contracts.” At December 31, 2008, the net fair value of these derivatives was $88.5 million (net of liabilities of $17.2 million related to our interest rate floor). Because these derivatives were not designated as hedges and did not qualify as hedges, the gains or losses from changes in fair value are recognized in other income. For the year ended December 31, 2008, unrealized gains of $79.7 million were recorded for the fair value changes. See Notes 12 and 21.
     During 2008, in connection with the debt financings of $160.0 million and $55.0 million, we entered into three LIBOR interest rate caps with notional amounts totaling $215.0 million at 5.0% maturing between 2010 and 2011 for $1.1 million. These interest rate caps are designated as cash flow hedges and had a fair value of $88,000 at December 31, 2008, unrealized loss of $30,000 related to the ineffective portion was recorded in earnings and $952,000 related to the effective portion was recorded in other comprehensive income for fair value changes. During the next twelve months, we expect $76,000 of accumulated comprehensive loss will be reclassified to interest expense.
     In addition, with the $65.0 million financing, we purchased a LIBOR interest rate cap with a notional amount of $52.0 million at 5.75% maturing in 2011 for $123,000. The $65.0 million loan was subsequently repaid and the $52.0 million interest rate cap was sold in connection with the sale of the hotel property securing this loan.
     We have six other interest rate caps with notional amounts totaling $622.0 million and interest rates ranging from 6.0% to 6.25% that we entered into during 2006 and 2007. Of these interest rate caps, $212.0 million were designated as cash flow hedges and the remaining $410.0 million did not meet the applicable hedge accounting criteria. At December 31, 2008, these derivatives had no fair value. For the years ended December 31, 2008, 2007 and 2006, unrealized losses of $21,000, $211,000 and $16,000, respectively, were recorded in earnings for the fair value changes. During the next twelve months, we expect $114,000 of accumulated other comprehensive loss will be reclassified to interest expense.
12. Fair Value Measurements
     On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
     SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Currently, we use interest rate swaps, interest rate floors and interest rate caps (collectively, the “interest rate derivatives”) to hedge our asset cash flows. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The variable cash payments/receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
     We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of their value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which are significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. For the non-hedge interest rate floor valuation and the hedge designated interest rate cap valuation, the Level 3 input relating to the credit spreads represented 23.4% and 11.0%, respectively, of the fair value at December 31, 2008, which we consider to be significant to the overall valuation of the respective derivatives; therefore, the fair values of these derivatives are reported as Level 3 valuation in their entirety.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Price
	In Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Non-hedge derivatives:
Interest rate swap	$—	$99,206	$—	$99,206
Interest rate flooridor	—	5,718	—	5,718
Interest rate cap	—	759	—	759

	$—	$105,683	$—	$105,683

Liabilities
Non-hedge derivatives:
Interest rate floor	$—	$—	$(17,168)	$(17,168)
Hedge derivatives:
Interest rate cap	—	—	88	88

	$—	$—	$(17,080)	$(17,080)

     The reconciliation of the beginning and ending balances of the derivatives that were measured using significant unobservable inputs is as follows (in thousands):

Fair Value Measurements using
Significant Unobservable Inputs
Balance at beginning of period	$15
Purchases	1,069
Sold	(8,120)
Unrealized losses included in earnings	(9,092)
Unrealized losses included in other comprehensive income	(952)

Balance at end of period	$(17,080)

13. Minority Interests
     Minority Interest in Consolidated Joint Ventures — In connection with the CNL Acquisition and subsequent assets swap completed in 2007, minority joint venture partners have ownership ranging from 11% to 25% in six hotel properties with total carrying value of $19.4 and $19.0 million at December 31, 2008 and 2007, respectively.
     Minority Interest in Operating Partnership — Minority interest in operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. In July 2006, we issued 3.8 million Class B units of the operating partnership in connection with a hotel property acquisition. Class B common units have a fixed dividend rate of 6.82% in years one to three and 7.2% thereafter, and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B units, all other outstanding units represent common units. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed for either cash or one share of Ashford’s common stock at Ashford’s discretion, subject to contractual lock-up agreements that prevent holders of Class B common units from redeeming two-thirds of such units before 18 months and one-third of such units before two years from the issuance date of such units. Beginning ten years after issuance, each Class B unit may be converted into a common unit at either party’s discretion.
     During 2008, we issued 1,056,000 operating partnership units in the form of long term incentive partnership units (“LTIP units”) for $0.05 per unit to our executives. These LTIP units vest at specified rates between 2008 and 2012. Upon vesting, each LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at Ashford’s election, settled in Ashford’s common

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
stock. These LTIP units had an aggregate value of $6.6 million at the date of grant which is being amortized over the vesting period. Compensation expense of $982,000 was recognized for 2008 related to the LTIP units granted. The unamortized value of the LTIP units was $5.6 million at December 31, 2008 that will be amortized over a period of 3.7 years. During 2008, we declared cash distributions of $665,000, or $0.21 per unit per quarter for the first three quarters, related to the LTIP units. These distributions were recorded as a reduction of the minority interest in operating partnership.
     At December 31, 2008 and 2007, operating partnership unit holders represented minority ownership of 14.3% and 9.98% in the operating partnership, respectively. A summary of the activity of the operating partnership units for each of the three years ended December 31, 2008 is as follow (in thousands):

	Year Ended December 31,
	2008	2007	2006
Units outstanding at beginning of year	13,347	13,512	11,092
Units issued	1,056	—	3,814
Units converted to common shares	(10)	(165)	(1,394)

Units outstanding at end of year	14,393	13,347	13,512

14. Commitments and Contingencies
     Restricted Cash — Under certain management and debt agreements existing at December 31, 2008, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt agreement, we escrow 4% to 6% of gross revenue for capital improvements.
     Franchise Fees — Under franchise agreements existing at December 31, 2008, we pay franchisors royalty fees between 2.5% and 6% of gross room revenue as well as fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we terminate a franchise prior to its expiration date, we may be liable for up to three times the average annual franchise fees incurred for that property.
     For the years ended December 31, 2008, 2007, and 2006, we incurred franchise fees of $28.7 million, $27.9 million, and $18.0 million, respectively, which are included in indirect hotel operating expenses in the accompanying consolidated statements of operations.
     Management Fees — Under management agreements existing at December 31, 2008, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 3% to 8.5% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2011 through 2029, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
     Leases — We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2084, including six ground leases and one air lease related to its hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 2008, 2007 and 2006, our continuing operations recognized rent expense of $8.2 million, $7.0 million and $3.1 million, respectively, which included contingent rent of $2.1 million, $886,000 and $897,000, respectively. Rent expense related to continuing operations is included in other expenses in the accompanying consolidated statements of operations. We also own equipment acquired under capital leases which is included in

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
“Investment in hotel properties” in the accompanying consolidated balance sheet. These capital leases expire between 2009 and 2011, and have interest rates ranging between 4.4% and 10.5%.
     Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

	Operating	Capital
	Leases	Leases
2009	$5,099	$126
2010	4,379	58
2011	4,077	38
2012	3,694	—
2013	3,557	—
Thereafter	186,314	—

Total	$207,120	$222	(1)

(1)	Includes related interest of $16,000.
     At December 31, 2008, we had capital commitments of $33.6 million relating to general capital improvements that are expected to be paid in the next 12 months.
     Employment Agreements — Our employment agreements with certain executive officers provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the Board of Directors. The employment agreements terminate on December 31, 2009, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.
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
     Taxes — If we dispose of the four remaining properties contributed in connection with our initial public offering in 2003 in exchange for units of operating partnership, we may be obligated to indemnify the contributors, including our Chairman and Chief Executive Officer whom have substantial ownership interests, against the tax consequences of the sale. In addition, we agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness of at lease $16.0 million, which allows contributors of the Las Vegas hotel property to defer gain recognition in connection with their contribution.
     Additionally, for certain periods of time, we are prohibited from selling or transferring the Marriott Crystal Gateway in Arlington, Virginia, if as a result, the entity from which we acquired the property would recognize gain for federal tax purposes.
     Further, in connection with our acquisition of certain properties on March 16, 2005 that were contributed in exchange for units of operating partnership, we agreed to certain tax indemnities with respect to 11 of these properties. If we dispose of these properties or reduce debt on these properties in a transaction that results in a taxable gain to the contributors, we may be obligated to indemnify the contributors or their specified assignees against the tax consequences of the transaction.
     In general, tax indemnities equal the federal, state, and local income tax liabilities the contributor or their specified assignee incurs with respect to the gain allocated to the contributor. The contribution agreements’ terms generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of such tax indemnities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Stockholders’ Equity
     Common Stock — In follow-on public offerings, we issued common stock totaling 48.9 million and 27.1 million shares for net proceeds of $548.2 million and $290.1 million in 2007 and 2006, respectively. The proceeds were used to pay down and pay off our then existing credit facility, to retire certain mortgage loans and to acquire certain hotel properties.
     Stock Repurchases — In November 2007, our Board of Directors authorized management to purchase up to a total of $50 million of our common shares from time to time on the open market. We completed substantially all of the $50 million repurchase in early September 2008. On September 5, 2008, the Board of Directors authorized the repurchase of an additional $75 million of our common stock that may be purchased under the share repurchase program. The $75 million authorization was subsequently revised to include repurchases of both common and preferred stock. We completed the additional $75 million repurchase in December 2008. Total shares repurchased are summarized as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008			2007
	Total	Aggregate	Average	Total	Aggregate	Average
	Number of	Purchase	Price Per	Number of	Purchase	Price Per
	Shares	Price	Share	Shares	Price	Share
Common stock	34,023	$96,920	$2.85	2,366	$18,191	$7.69
Series A Preferred	115	$700	$6.12	—	—	—
Series D Preferred	1,606	$9,189	$5.72	—	—	—
     In addition, we acquired 5,687 shares of our common stock as partial tax payments for shares issued under our stock-based compensation plan.
     Preferred Stock — In accordance with Ashford’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series A cumulative preferred stock, Series B-1 cumulative convertible redeemable preferred stock, and Series D cumulative preferred stock.
     Series A Preferred Stock. At December 31, 2008 and 2007, we had 2.2 million and 2.3 million outstanding shares of 8.55% Series A cumulative preferred stock, respectively. Series A preferred stock has no maturity date, and we are not required to redeem these shares at any time. Prior to September 22, 2009, Series A preferred stock is not redeemable, except in certain limited circumstances relating to the ownership limitation necessary to preserve our qualification as a REIT. However, on and after September 22, 2009, Series A preferred stock will be redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, Series A preferred stock holders have no voting rights.
     Series B-1 Preferred Stock. At December 31, 2008 and 2007, we had 7.4 million outstanding shares of Series B-1 cumulative convertible redeemable preferred stock. Series B-1 preferred stock is convertible at any time, at the option of the holder, into our common stock by dividing the preferred stock carrying value by the conversion price then in effect, which is $10.07, subject to certain adjustments, as defined. Series B-1 preferred stock is redeemable for cash at our option at the liquidation preference, which is set at $10.07, after three years from June 17, 2005 (or two years if our weighted average common stock price for a period of 30 days is above $11.83 with over 7.5 million shares traded during that period). Series B-1 preferred stock is redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur. Series B-1 preferred stock holders are entitled to vote, on an as-converted basis voting as a single class together with common stock holders, on all matters to be voted on by our stockholders. Series B-1 preferred stock quarterly dividends are set at the greater of $0.14 per share or the prevailing common stock dividend rate.
     Series C Preferred Stock. In April 2007, we issued 8.0 million shares of Series C cumulative redeemable preferred stock at $25 per share for net proceeds of $193.7 million. In July 2007, with proceeds received from the issuance of Series D preferred stock discussed below, we redeemed the Series C preferred stock. Series C preferred

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
stock quarterly dividends were set at a rate of three-month LIBOR plus 2.5% through the first 18 months and three-month LIBOR plus a range of 4.25% to 8.0% depending on the net debt to total assets ratio thereafter.
     Series D Preferred Stock. In July 2007, we issued 8.0 million shares of 8.45% Series D cumulative preferred stock at $25 per share for net proceeds of $193.7 million. At December 31, 2008 and 2007, we had 6.4 million and 8.0 million outstanding shares of Series D preferred stock, respectively. Series D preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to July 18, 2012, Series D preferred stock is not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT. Or in the event the Series D stock ceases to be listed on an exchange and we cease to be subject to the reporting requirements of the Securities Exchange Act, at our option, as described in Ashford’s charter. However, on and after July 18, 2012, Series D preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.11 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general Series D preferred stock holders have no voting rights.
     Dividends — A summary of dividends declared for each of the three years ended December 31, is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Common stock related:
Common shares	$73,670	$92,260	$51,859
Common units	6,109	8,141	8,269
LTIP units	665	—	—
Class B units	2,788	2,883	1,362
Preferred stocks:
Series A preferred stock	4,855	4,916	4,916
Series B-1 preferred stock	5,735	6,256	5,958
Series C preferred stock	—	5,166	—
Series D preferred stock	16,052	7,652	—

Total dividends declared	$109,874	$127,274	$72,364

16. Stock-Based Compensation
     Under the Amended and Restated 2003 Stock Incentive Plan (the “Plan”), we are authorized to grant 6,600,000 restricted shares of our common stock as incentive stock awards. In June 2008, additional shares of 3,750,000 were approved for grant under the Plan at our annual shareholders meeting. At December 31, 2008, 4,943,639 shares were available for future issuance under the Plan.
     A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Price at	Restricted	Price at	Restricted	Price at
	Shares	Grant	Shares	Grant	Shares	Grant
Outstanding at beginning of year	1,369	$12.19	940	$11.74	686	$9.77
Restricted shares granted	214	4.83	854	12.38	662	12.44
Restricted shares vested	(575)	11.60	(390)	11.51	(406)	9.56
Restricted shares forfeited	(17)	11.55	(35)	12.19	(2)	12.22

Outstanding at end of year	991	$10.96	1,369	$12.19	940	$11.74

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     At December 31, 2008, the outstanding restricted stock had vesting schedules between March 2009 and August 2011. Stock-based compensation expense of $6.8 million, $6.2 million and $5.2 million was recognized for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the unamortized value of the unvested shares of restricted stock was $6.7 million that will be amortized over a period of 2.6 years.
17. Employee Benefit Plans
     Employee Savings and Incentive Plan (ESIP) — Our ESIP, a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. We match 25% of the first 10% each employee contributes. Employee contributions vest immediately whereas company contributions vest 25% annually. For the years ended December 31, 2008, 2007 and 2006, we incurred matching expenses of $47,000, $7,000 and $34,000, respectively.
     401(k) Plan — Effective January 1, 2006, we established our 401(k) Plan, a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute up to 100% of their compensation, subject to IRS imposed limitations, to various investment funds. We make matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. However, company matching only occurs in either the 401(k) Plan or the ESIP, as directed by the participant. Participant contributions vest immediately whereas company match vest 25% annually. For the years ended December 31, 2008, 2007 and 2006, we incurred matching expense of $127,000, $91,000 and $73,000, respectively.
     In December 2008, management made a decision to suspend, effective January 1, 2009, the company match for all the benefit plans, unvested past matches will continue to vest in accordance with the terms of the plans.
     Deferred Compensation Plan — Effective January 1, 2008, we established a nonqualified deferred compensation plan for certain executive officers. The plan allows participants to defer 100% of their base salary, bonus and stock awards and select an investment fund for measurement of the deferred compensation liability. In 2008, we recorded a loss of $199,000 for the decrease in cash surrender value of the life insurance policy where deferred funds were invested, and a reduction of $220,000 in compensation expense for the decrease in market value of the investment fund.
18. Income Taxes
     For federal income tax purposes, we elected to be treated as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational stipulations, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders. We currently intend to adhere to these requirements and maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes as well as to federal income and excise taxes on our undistributed taxable income.
     At December 31, 2008, 102 of our 103 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries) while the remaining hotel was leased on a triple-net lease basis to a third-party tenant. Ashford TRS recognized a net book loss of $36.3 million for the year ended December 31, 2008 and a net book loss of $8.5 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table reconciles the income tax (expense)/benefit at statutory rates to the actual income tax (expense)/benefit recorded (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax benefit at federal statutory income tax rate of 35%	$12,699	$8,633	$3,105
State income tax benefit, net of federal income tax benefit	1,844	1,140	400
Permanent differences	(183)	—	—
State and local income taxes on pass-through entity subsidiaries	(436)	(165)	—
Gross receipts and margin taxes	(982)	(549)	—
Other	(354)	(361)	629
Valuation allowance	(13,555)	(12,533)	(1,479)

Income tax (expense)/benefit for income from continuing operations	(967)	(3,835)	2,655
Income tax (expense)/benefit for income from discontinued operations	(126)	(1,764)	64

Total income tax (expense)/benefit	$(1,093)	$(5,599)	$2,719

     The components of income tax (expense)/benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$742	$289	$1,400
State	(1,829)	(838)	180

Total current	(1,087)	(549)	1,580

Deferred:
Federal	(219)	(2,913)	953
State	339	(373)	122

Total deferred	120	(3,286)	1,075

Total income tax (expense) benefit	$(967)	$(3,835)	$2,655

     For the year ended December 31, 2008 and 2007, income tax (expense)/benefit includes interest and penalties paid to taxing authorities of $80,000 and $215,000, respectively. At December 31, 2008, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.
     In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the Texas Margin Tax) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for our business) to the profit margin, which is generally determined by total revenue less either the cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe that SFAS No. 109, “Accounting for Income Taxes", applies to the Texas Margin Tax. We were required to record an income tax provision for the Texas Margin Tax of $710,000 for the year ended December 31, 2008.
     In July 2007, the State of Michigan adopted Senate Bill 94, which modified the state’s business tax structure, replacing the previous tax which was a modified value added tax with a new tax (the “Michigan Business Tax”) that has two components, income and modified gross receipts. The income tax component is computed by applying the applicable tax rate (4.95%) to taxable income after the REIT dividends paid deduction. The modified gross receipts tax component is computed by applying the applicable tax rate (0.8%) to modified gross receipts, which is generally determined by total revenue less purchases from other businesses. The total Michigan Business Tax is calculated as the sum of the two components plus a surcharge of 21.99% on the total tax liability. For the year ended December 31, 2008, we were liable for the modified gross receipts component (plus the surcharge) and recorded an income tax provision for the Michigan Business Tax of $370,000.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     At December 31, 2008 and 2007, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2008	2007
Allowance for doubtful accounts	$240	$609
Unearned income	1,345	1,405
Unfavorable management contract liability	8,359	9,242
Federal and state net operating losses	50,527	43,472
Accrued expenses	2,732	3,579
Prepaid expenses	—	(7,047)
Interest expense carryforwards	4,850	3,009
Tax property basis greater than book basis	8,977	9,290
Other	130	858

Gross deferred tax asset	77,160	64,417
Valuation allowance	(77,160)	(64,137)

Subtotal	—	280
Tax property basis less than book basis	(894)	—

Net deferred tax (liability) asset	$(894)	$280

     At December 31, 2008 and 2007, we increased the valuation allowance to $77.2 million and $64.1 million to fully offset our net deferred tax asset. As a result of Ashford TRS losses in 2008, 2007 and 2006, and the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our net deferred tax asset will not be realized, and therefore, have provided a valuation allowance to fully reserve against these amounts. At December 31, 2008, we also recorded a deferred tax liability for the difference in the final purchase price allocation for financial reporting purposes and tax basis for a real estate asset owned in one of our consolidated joint ventures. In addition, at December 31, 2008, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $127.0 million, which are available to offset future taxable income, if any, through 2027. Approximately $51.8 million of the $127.0 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Income Per Share
     The following table reconciles the amounts used in calculating basic and diluted earnings/(loss) per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Income/(loss) from continuing operations	$80,006	$(2,907)	$27,224
Less: Preferred dividends	(26,642)	(23,990)	(10,875)

Basic income/(loss) from continuing operations available to common shareholders	53,364	(26,897)	16,349
Income from discontinued operations	49,188	33,067	10,572

Basic net income available to common shareholders	$102,552	$6,170	$26,921

Basic Income/(loss) from continuing operations available to common shareholders	$53,364	$(26,897)	$16,349
Minority interest in earnings of operating partnership	—	—	—

Diluted income/(loss) from continuing operations	53,364	(26,897)	16,349
Income from discontinued operations	49,188	33,067	10,572

Diluted net income available to common shareholders	$102,552	$6,170	$26,921

Total weighted average basic shares	111,295	105,787	61,713
Effect of dilutive unvested restricted stock awards	11	—	415

Total weighted average diluted shares	111,306	105,787	62,128

Income per share:
Basic -
Income/(loss) from continuing operations available to common shareholders	$0.48	$(0.25)	$0.27
Income from discontinued operations	0.44	0.31	0.17

Net income available to common shareholders	$0.92	$0.06	$0.44

Diluted -
Income/(loss) from continuing operations	$0.48	$(0.25)	$0.26
Income from discontinued operations	0.44	0.31	0.17

Net income	$0.92	$0.06	$0.43

     Due to their anti-dilutive effect, the computation of diluted income per share does not reflect the adjustments for the following items for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Diluted Income/(loss) from continuing operations available to common shareholders:
Dividends to convertible Series B-1 Preferred Stock	$5,735	$6,256	$5,958
Minority interests in earnings of operating partnership	9,932	1,684	4,274

Total	$15,667	$7,940	$10,232

Diluted shares:
Effect of assumed conversion of Series B-1 Preferred Stock	7,448	7,448	7,448
Effect of assumed conversion of operating partnership units	13,924	13,347	13,512
Effect of dilutive unvested restricted stock awards	—	476	—

Total	21,372	21,271	20,960

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Segment Reporting
     We operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgage through acquisition or origination. We do not allocate corporate-level accounts to our operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, income tax expense/benefit, and minority interest.
     For the years ended December 31, 2008, 2007 and 2006, financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Year Ended December 31, 2008:
Total revenues	$1,148,806	$24,050	$—	$1,172,856

Total hotel expenses	753,587	—	—	753,587
Property taxes, insurance and other	62,509	—	—	62,509
Depreciation and amortization	167,730	—	—	167,730
Corporate general and administrative	—	—	28,702	28,702

Total expenses	983,826	—	28,702	1,012,528

Operating income/(loss)	164,980	24,050	(28,702)	160,328
Equity loss in unconsolidated joint venture	—	(2,205)	—	(2,205)
Interest income	—	—	2,062	2,062
Other income	—	—	10,153	10,153
Interest expense and amortization of loan costs	—	—	(156,383)	(156,383)
Write-off of loan costs and exit fees	—	—	(1,226)	(1,226)
Unrealized gains on derivatives	—	—	79,620	79,620

Income before income taxes, minority interests and discontinued operations	164,980	21,845	(94,476)	92,349
Income tax expense	—	—	(967)	(967)
Minority interests in earnings of consolidated joint ventures	—	—	(1,444)	(1,444)
Minority interests in earnings of operating partnership	—	—	(9,932)	(9,932)

Income/(loss) from continuing operations	$164,980	$21,845	$(106,819)	$80,006

As of December 31, 2008:
Total assets	$3,789,390	$239,158	$311,134	$4,339,682

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Year Ended December 31, 2007:
Total revenues	$996,796	$11,005	$—	$1,007,801

Total hotel expenses	651,434	—	—	651,434
Property taxes, insurance and other	52,409	—	—	52,409
Depreciation and amortization	138,154	—	—	138,154
Corporate general and administrative	—	—	26,953	26,953

Total expenses	841,997	—	26,953	868,950

Operating income/(loss)	154,799	11,005	(26,953)	138,851
Interest income	—	—	3,178	3,178
Interest expense and amortization of loan costs	—	—	(135,841)	(135,841)
Write-off of loan costs and exit fees	—	—	(3,850)	(3,850)
Unrealized losses on derivatives	—	—	(211)	(211)

Income/(loss) before income taxes, minority interests and discontinued operations	154,799	11,005	(163,677)	2,127
Income tax benefit	—	—	(3,835)	(3,835)
Minority interests in earnings of consolidated joint ventures	—	—	(323)	(323)
Minority interests in earnings of operating partnership	—	—	(876)	(876)

Income/(loss) from continuing operations	$154,799	$11,005	$(168,711)	$(2,907)

As of December 31, 2007:
Total assets	$4,199,948	$99,214	$81,249	$4,380,411

Year Ended December 31, 2006:
Total revenues	$386,364	$14,858	$—	$401,222

Total hotel expenses	249,122	—	—	249,122
Property taxes, insurance and other	22,754	—	—	22,754
Depreciation and amortization	40,730	—	—	40,730
Corporate general and administrative	—	—	20,359	20,359

Total expenses	312,606	—	20,359	332,965

Operating income/(loss)	73,758	14,858	(20,359)	68,257
Interest income	—	—	2,917	2,917
Interest expense and amortization of loan costs	—	—	(42,720)	(42,720)
Write-off of loan costs and exit fees	—	—	(101)	(101)
Unrealized losses on derivatives	—	—	(16)	(16)

Income/(loss) before income taxes, minority interests and discontinued operations	73,758	14,858	(60,279)	28,337
Income tax benefit	—	—	2,655	2,655
Minority interests in losses of operating partnership	—	—	(3,768)	(3,768)

Income/(loss) from continuing operations	$73,758	$14,858	$(61,392)	$27,224

As of December 31, 2006:
Total assets	$1,851,093	$106,188	$54,631	$2,011,912

     As of December 31, 2008, 2007 and 2006, all of our hotel properties were domestically located and all hotel properties securing our notes receivable were domestically located with the exception of one hotel property securing the $18.2 million loan receivable, which is located in Nevis, West Indies.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21. Fair Value of Financial Instruments
     SFAS 107, “Disclosures about Fair Value of Financial Instruments", requires disclosures about the fair value of all financial instruments. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     The carrying amounts and estimated fair values of financial instruments at December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$241,597	$241,597	$92,271	$92,271
Restricted cash	$69,806	$69,806	$52,872	$52,872
Accounts receivable	$41,110	$41,110	$51,314	$51,314
Notes receivable	$212,815	$200,293	$94,394	$97,776
Interest rate derivatives — cash flow hedges	$88	$88	$6	$6
Interest rate derivatives — non-cash flow hedges	$88,515	$88,515	$15	$15
Due from third-party hotel managers	$48,116	$48,116	$58,300	$58,300
Financial liabilities:
Indebtedness	$2,790,364	$2,788,503	$2,700,775	$2,705,218
Accounts payable and accrued expenses	$93,476	$93,476	$124,696	$124,696
Due to affiliates	$2,378	$2,378	$2,732	$2,732
Due to third-party hotel managers	$3,855	$3,855	$4,699	$4,699
     Cash, cash equivalent and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature.
     Accounts receivable, due to/from affiliates or third-party hotel managers, accounts payable and accrued expense. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments.
     Notes receivable and Indebtedness. The fair value of these financial instruments is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using U.S. Treasury yield curve or the index to which these financial instruments are tied to, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity, collateral and credit risk of the counterparty.
     Interest rate derivatives. The fair values of interest rate derivatives are determined using net discounted cash flow of the expected cash flows of each derivative based on observable market-based interest rate curves and then adjusted for credit spreads of Ashford and the counterparties. See Note 12 for a full description of the methodology employed.
22. Related Party Transactions
     We have management agreements with parties owned by our Chairman and our Chief Executive Officer. Under the agreements we pay the related parties a) a monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
cumulatively, including project management fees, and d) other general and administrative expense reimbursements, approved by our independent directors, including rent, payroll, office supplies, travel, and accounting. These related parties allocate such charges to us based on various methodologies, including headcount and actual amounts incurred. At December 31, 2008, these related parties managed 40 of our 103 hotels.
     For the years ended December 31, 2008, 2007 and 2006, we incurred the following fees related to the management agreements with related parties (in thousands):

	Year Ended December 31,
	2008	2007	2006
Property management fees, including incentive property management fees	$12,553	$13,065	$9,134
Market service fees	9,186	9,046	5,129
Corporate general and administrative expense reimbursements	4,927	4,573	3,599

Total	$26,666	$26,684	$17,862

     Management agreements with related parties include exclusivity clauses that require us to engage such related parties, unless our independent directors either (i) unanimously vote to hire a different manager or developer or (ii) by a majority vote elect not to engage such related party because special circumstances exist or, based on the related party’s prior performance, it is believed that another manager or developer could materially improve the performance of such management duties.
     Upon formation, we also agreed to indemnify certain related parties, including our Chairman and Chief Executive Officer, who contributed hotel properties in connection with our initial public offering in exchange for operating partnership units, against the income tax such related parties may incur if we dispose of one of those contributed properties.
     In addition, we received asset management consulting fees from the related parties of $901,000, $1.3 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
23. Concentration of Risk
     Our investments are all concentrated within the hotel industry. Our investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, and invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of our hotels are located domestically. In addition, all hotels securing our loan receivable are located domestically except for one that is located in Nevis, West Indies, which secures a note receivable with a carrying amount of $18.2 million at December 31, 2008. Presently, all our notes receivable are collateralized by either the properties securing the loans or interest in the first lien on such properties. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
     With respect to our mezzanine loans receivable, these types of mortgage loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including such loans being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In additional, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
24. Selected Quarterly Financial Data (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Total revenue	$286,014	$306,510	$285,281	$295,051
Total operating expenses	$249,443	$253,347	$252,410	$257,328
Operating income	$36,572	$53,162	$32,871	$37,723
Income/(loss) from continuing operations	$2,318	$(36,077)	$7,579	$106,186
Net income/(loss)	$6,185	$(26,504)	$8,799	$140,714
Net income/(loss) available to common stockholders	$(833)	$(33,522)	$1,781	$135,126
Diluted net income/(loss) available to common stockholders per share	$(0.01)	$(0.28)	$0.02	$1.47
Weighted average diluted common shares	118,855	118,911	115,852	112,802
2007
Total revenue	$134,934	$283,015	$279,466	$310,386
Total operating expenses	$112,479	$246,635	$241,132	$268,704
Operating income	$22,453	$36,382	$38,334	$41,682
Income/(loss) from continuing operations	$6,480	$(3,031)	$(3,524)	$(2,832)
Net income/(loss)	$11,491	$21,084	$508	$(2,923)
Net income/(loss) available to common stockholders	$8,698	$14,051	$(6,638)	$(9,941)
Diluted net income/(loss) available to common stockholders per share	$0.12	$0.13	$(0.05)	$(0.08)
Weighted average diluted common shares	72,449	108,138	121,235	120,871

Note:	Quarterly amounts are different from those reported on the previous Form 10-Q due to reclassification of additional hotel properties that were sold and reclassified as discontinued operations subsequent to each quarter end.
25. Subsequent Events (Unaudited)
     In January 2009, the Board of Directors authorized an additional $200 million repurchase plan authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. As of February 25, 2009, we have repurchased 7.3 million shares of our commons stock, 697,600 shares of Series A preferred stock and 502,600 shares of Series D preferred stock for a total price of $19.5 million.
     In addition, we refinanced the $47.4 million loan (excluding premium of $1.4 million) secured by a hotel property in Arlington, VA, with a $60.8 million loan at an interest rate of LIBOR plus 4% for three years with two one-year extensions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on management’s assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
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
     We have audited Ashford Hospitality Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, Ashford Hospitality Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 financial statements and financial statement schedules of Ashford Hospitality Trust, Inc. and subsidiaries and our report dated February 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 26, 2009

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
     The required information is incorporated by reference from the Proxy Statement pertaining to our 2009 Annual Meeting of Stockholders.
Item 11. Executive Compensation
     The required information is incorporated by reference from the Proxy Statement pertaining to our 2009 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter
     The required information is incorporated by reference from the Proxy Statement pertaining to our 2009 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The required information is incorporated by reference from the Proxy Statement pertaining to our 2009 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
     The required information is incorporated by reference from the Proxy Statement pertaining to our 2009 Annual Meeting of Stockholders.
PART IV
Item 15. Financial Statement Schedules and Exhibits
(a) Financial Statements and Schedules
     See Item 8, “Financial Statements and Supplementary Data,” on pages 50 through 86 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
     The following financial statement schedules are included herein on pages 91 through 94.
Schedule III — Real Estate and Accumulated Depreciation
Schedule IV — Mortgage Loans and Interest Earned on Real Estate
     All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.
(b) Exhibits
     Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 95 through 100.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2009.

ASHFORD HOSPITALITY TRUST, INC.
By:	/s/ MONTGOMERY J. BENNETT
Montgomery J. Bennett
Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARCHIE BENNETT, JR.	Chairman of the Board of Director	February 26, 2009
Archie Bennett, Jr.

/s/ MONTGOMERY J. BENNETT	Chief Executive Officer, and Director
Montgomery J. Bennett	(Principal Executive Officer)	February 26, 2009

/s/ DAVID J. KIMICHIK
David J. Kimichik	Chief Financial Officer	February 26, 2009

/s/ MARK L. NUNNELEY
Mark L. Nunneley	Chief Accounting Officer	February 26, 2009

/s/ MARTIN L. EDELMAN	Director	February 26, 2009
Martin L. Edelman

/s/ W.D. Minami	Director	February 26, 2009
W. D. Minami

/s/ MICHAEL MURPHY	Director	February 26, 2009
Michael Murphy

/s/ PHILLIP S. PAYNE	Director	February 26, 2009
Philip S. Payne

/s/ CHARLES P. TOPPINO	Director	February 26, 2009
Charles P. Toppino

/s/ THOMAS E. CALLAHAN	Director	February 26, 2009
Thomas E. Callahan

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
					Costs Capitalized Since		Gross Carrying Amount
			Initial Cost		Since Acquisition		At Close of Period
				FF&E, Buildings		FF&E, Buildings		FF&E, Buildings		Accumulated	Construction	Acquisition	Income
Hotel Property	Location	Encumbrances	Land	and improvements	Land	and improvements	Land	and improvements	Total	Depreciation	Date	Date	Statement
(in thousands)
Embassy Suites	Austin, TX	$14,296	$1,200	$11,531	$201	$3,962	$1,401	$15,493	$16,894	$5,811	08/1998	—	(1),(2),(3)
Embassy Suites	Dallas, TX	8,449	1,871	10,960	244	3,955	2,115	14,915	17,030	6,008	12/1998	—	(1),(2),(3)
Embassy Suites	Herndon, VA	26,000	1,298	11,775	282	4,716	1,580	16,491	18,071	5,903	12/1998	—	(1),(2),(3)
Embassy Suites	Las Vegas, NV	32,176	3,300	20,055	404	8,200	3,704	28,255	31,959	9,958	05/1999	—	(1),(2),(3)
Embassy Suites	Syracuse, NY	12,877	2,839	10,959	—	5,585	2,839	16,544	19,383	4,949	—	10/2003	(1),(2),(3)
Embassy Suites	Flagstaff, AZ	11,407	1,267	4,873	—	2,131	1,267	7,004	8,271	1,934	—	10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	13,050	1,800	10,547	—	2,126	1,800	12,673	14,473	1,729	—	03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	18,525	3,277	14,126	—	6,503	3,277	20,629	23,906	2,953	—	03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	38,608	5,791	35,740	—	9,903	5,791	45,643	51,434	4,313	—	12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	30,413	7,452	26,828	—	6,563	7,452	33,391	40,843	3,724	—	12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	20,046	36,065	45,202	—	2,281	36,065	47,483	83,548	5,315	—	04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	21,043	11,110	63,067	—	1,490	11,110	64,557	75,667	5,458	—	04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	20,198	8,948	48,878	—	6,753	8,948	55,631	64,579	4,787	—	04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	5,488	5,674	22,988	—	1,323	5,674	24,311	29,985	1,741	—	04/2007	(1),(2),(3)
Doubletree Guest Suites	Columbus, OH	7,896	—	9,663	—	2,494	—	12,157	12,157	3,333	—	10/2003	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	11,098	1,751	9,920	—	1,940	1,751	11,860	13,611	2,679	—	11/2003	(1),(2),(3)
Hilton	Ft. Worth, TX	24,050	4,539	15,203	—	13,181	4,539	28,384	32,923	6,400	—	03/2005	(1),(2),(3)
Hilton	Houston, TX	15,825	2,200	13,742	—	5,213	2,200	18,955	21,155	2,939	—	03/2005	(1),(2),(3)
Hilton	St. Peterburg, FL	19,565	2,991	14,715	—	8,049	2,991	22,764	25,755	4,266	—	03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	16,658	7,004	11,632	—	4,524	7,004	16,156	23,160	2,842	—	12/2006	(1),(2),(3)
Hilton	Bloomington, MN	54,416	5,685	61,479	—	4,731	5,685	66,210	71,895	5,481	—	04/2007	(1),(2),(3)
Hilton	Washington DC	89,437	45,720	114,372	—	2,000	45,720	116,372	162,092	13,070	—	04/2007	(1),(2),(3)
Hilton	Lo Jolla, CA	69,563	—	128,210	—	2,635	—	130,845	130,845	15,194	—	04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	35,159	12,917	100,614	—	3,476	12,917	104,090	117,007	10,900	—	04/2007	(1),(2),(3)
Hilton	Tucson, AZ	19,740	12,035	57,160	—	6,688	12,035	63,848	75,883	9,388	—	04/2007	(1),(2),(3)
Hilton	Rye Town, NY	29,268	10,252	39,358	—	7,306	10,252	46,664	56,916	4,040	—	04/2007	(1),(2),(3)
Hilton	Auburn Hills, MI	10,218	3,971	13,914	—	305	3,971	14,219	18,190	993	—	04/2007	(1),(2),(3)
Homewood Suites	Mobile, AL	8,470	1,334	7,559	—	1,468	1,334	9,027	10,361	1,832	—	11/2003	(1),(2),(3)
Hampton Inn	Lawrenceville,GA	5,084	697	3,951	—	926	697	4,877	5,574	922	—	11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	7,155	1,301	5,599	—	2,696	1,301	8,295	9,596	2,399	—	09/2004	(1),(2),(3)
Hampton Inn	Terre Haute, IN	9,466	700	7,745	—	1,727	700	9,472	10,172	1,765	—	09/2004	(1),(2),(3)
Hampton Inn	Buford, GA	7,970	1,168	5,502	—	752	1,168	6,254	7,422	1,142	—	07/2004	(1),(2),(3)
Hampton Inn	Houston, TX	6,612	2,779	15,712	—	2,879	2,779	18,591	21,370	2,040	—	04/2007	(1),(2),(3)
Hampton Inn	Jacksonville, FL	—	1,701	15,328	—	1,555	1,701	16,883	18,584	810	—	05/2007	(1),(2),(3)
Marriott	Durham, NC	25,983	1,794	26,370	—	6,363	1,794	32,733	34,527	4,216	—	02/2006	(1),(2),(3)
Marriott	Arlington, VA	48,790	20,637	103,103	—	20,062	20,637	123,165	143,802	11,060	—	07/2006	(1),(2),(3)
Marriott	Seattle, WA	135,710	31,888	121,685	—	1,159	31,888	122,844	154,732	10,776	—	04/2007	(1),(2),(3)
Marriott	Bridgewater, NJ	75,391	5,058	94,816	—	387	5,058	95,203	100,261	8,539	—	04/2007	(1),(2),(3)
Marriott	Plano, TX	79,575	2,724	97,213	—	1,909	2,724	99,122	101,846	8,489	—	04/2007	(1),(2),(3)
Marriott	Dallas, TX	26,942	2,701	33,278	—	663	2,701	33,941	36,642	3,581	—	04/2007	(1),(2),(3)
JW Marriott	San Francisco, CA	55,000	—	96,423	—	19,890	—	116,313	116,313	14,561	—	04/2006	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	8,168	1,348	7,636	—	1,262	1,348	8,898	10,246	1,958	—	11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	15,372	2,502	13,666	—	1,178	2,502	14,844	17,346	2,395	—	05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	7,187	1,122	5,279	—	958	1,122	6,237	7,359	1,155	—	07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	8,193	1,132	6,480	—	349	1,132	6,829	7,961	1,147	—	07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Gaithersburg, MD	15,680	2,200	19,827	—	1,541	2,200	21,368	23,568	2,353	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Centerville, VA	9,150	1,806	11,780	—	1,397	1,806	13,177	14,983	1,588	—	06/2005	(1),(2),(3)
(Continued on Next Page)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
					Costs Capitalized Since		Gross Carrying Amount
			Initial Cost		Since Acquisition		At Close of Period
				FF&E, Buildings		FF&E, Buildings		FF&E, Buildings		Accumulated	Construction	Acquisition	Income
Hotel Property	Location	Encumbrances	Land	and improvements	Land	and improvements	Land	and improvements	Total	Depreciation	Date	Date	Statement
(in thousands)
SpringHill Suites by Marriott	Charlotte, NC	$6,300	$1,235	$7,090	$—	$429	$1,235	$7,519	$8,754	$997	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	5,400	1,090	4,051	—	301	1,090	4,352	5,442	505	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Orlando, FL	30,213	8,620	28,899	—	743	8,620	29,642	38,262	2,440	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	21,920	5,726	21,318	—	88	5,726	21,406	27,132	1,097	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meting, PA	20,000	3,210	25,374	—	205	3,210	25,579	28,789	1,584	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Glen Allen, VA	15,286	2,045	16,006	—	107	2,045	16,113	18,158	923	—	04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	7,045	840	4,489	—	228	840	4,717	5,557	690	—	07/2004	(1),(2),(3)
Fairfield Inn by Marriott	Orlando, FL	15,930	6,507	10,710	—	1,699	6,507	12,409	18,916	1,502	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	12,323	900	11,034	—	1,788	900	12,822	13,722	2,374	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	6,318	673	5,165	—	1,172	673	6,337	7,010	1,302	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	15,010	1,352	13,467	—	428	1,352	13,895	15,247	2,555	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	34,505	5,411	38,746	—	4,634	5,411	43,380	48,791	4,981	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	15,000	2,244	19,216	—	1,329	2,244	20,545	22,789	2,512	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	12,620	1,868	14,114	—	1,990	1,868	16,104	17,972	1,811	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Palm Desert, CA	11,350	2,722	12,071	—	1,543	2,722	13,614	16,336	1,703	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	14,000	2,447	17,123	—	364	2,447	17,487	19,934	2,469	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	10,800	2,244	12,422	—	1,768	2,244	14,190	16,434	1,800	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	42,783	9,812	100,412	—	1,200	9,812	101,612	111,424	8,522	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Seattle, WA	59,868	17,351	51,200	—	342	17,351	51,542	68,893	4,104	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	68,540	22,653	75,096	—	4,273	22,653	79,369	102,022	6,471	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Orlando, FL	29,190	7,389	28,408	—	3,120	7,389	31,528	38,917	3,225	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	24,002	5,112	20,209	—	134	5,112	20,343	25,455	1,573	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AS	23,043	3,700	22,998	—	382	3,700	23,380	27,080	1,801	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	19,688	2,115	22,482	—	272	2,115	22,754	24,869	1,167	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Edison, NJ	12,640	2,147	12,332	—	65	2,147	12,397	14,544	1,011	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	6,227	2,863	11,262	—	96	2,863	11,358	14,221	1,035	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	5,966	1,300	7,915	—	248	1,300	8,163	9,463	850	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	42,640	5,419	46,304	—	2,447	5,419	48,751	54,170	3,531	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	25,065	2,555	22,887	—	3,352	2,555	26,239	28,794	5,852	—	03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	6,911	960	6,285	—	1,130	960	7,415	8,375	1,361	—	09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	36,470	6,554	41,939	—	1,779	6,554	43,718	50,272	5,285	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	23,850	2,752	35,058	—	2,161	2,752	37,219	39,971	4,028	—	06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	21,375	3,156	29,589	—	2,293	3,156	31,882	35,038	3,672	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	14,700	1,897	16,429	—	556	1,897	16,985	18,882	1,643	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Palm Desert, CA	11,750	3,280	10,528	—	1,250	3,280	11,778	15,058	1,442	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	46,266	18,177	42,024	—	311	18,177	42,335	60,512	3,935	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Phoenix, AZ	23,150	4,100	24,087	—	275	4,100	24,362	28,462	1,879	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	14,760	2,045	16,907	—	312	2,045	17,219	19,264	866	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	11,120	3,272	12,205	—	89	3,272	12,294	15,566	1,035	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	—	1,462	8,906	—	539	1,462	9,445	10,907	963	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Atlanta, GA	15,933	1,901	16,794	—	487	1,901	17,281	19,182	824	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	—	1,997	16,681	—	798	1,997	17,479	19,476	932	—	05/2007	(1),(2),(3)
TownePlace Suites by Marriott	Manhattan Beach, CA	20,230	4,805	17,652	—	1,508	4,805	19,160	23,965	1,139	—	04/2007	(1),(2),(3)
One Ocean	Atlantic Beach, FL	19,365	5,815	17,440	—	34,919	5,815	52,359	58,174	8,262	—	04/2004	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	18,382	2,037	12,624	—	7,235	2,037	19,859	21,896	4,898	—	07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	19,575	2,953	14,753	—	3,501	2,953	18,254	21,207	2,695	—	03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	27,225	3,100	22,481	—	11,162	3,100	33,643	36,743	5,389	—	03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	43,019	4,023	40,207	—	12,614	4,023	52,821	56,844	4,340	—	12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	36,944	7,294	37,162	—	3,895	7,294	41,057	48,351	3,261	—	12/2006	(1),(2),(3)
Hyatt Regency	Detroit, MI	29,396	3,150	43,362	—	1,215	3,150	44,577	47,727	6,501	—	04/2007	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	33,859	4,805	51,183	—	6,651	4,805	57,834	62,639	3,032	—	04/2007	(1),(2),(3)
Crowne Plaza	Beverly Hills, CA	32,025	6,510	22,458	—	3,968	6,510	26,426	32,936	3,440	—	03/2005	(1),(2),(3)
(Continued on Next Page)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
					Costs Capitalized Since		Gross Carrying Amount
			Initial Cost		Since Acquisition		At Close of Period
				FF&E, Buildings		FF&E, Buildings		FF&E, Buildings		Accumulated	Construction	Acquisition	Income
Hotel Property	Location	Encumbrances	Land	and improvements	Land	and improvements	Land	and improvements	Total	Depreciation	Date	Date	Statement
(in thousands)
Crowne Plaza	Key West, FL	$29,475	$—	$27,746	$—	$4,807	$—	$32,553	$32,553	$3,956	—	03/2005	(1),(2),(3)
Annapolis Inn	Annapolis, MD	12,850	3,028	7,962	—	5,949	3,028	13,911	16,939	2,858	—	03/2005	(1),(2),(3)
Westin	Rosemont, IL	101,000	14,033	111,198	—	3,317	14,033	114,515	128,548	14,069	—	11/2006	(1),(2),(3)
Renaissance	Tampa, FL	45,695	—	75,780	—	566	—	76,346	76,346	7,115	—	04/2007	(1),(2),(3)

Total		$2,540,364	$530,205	$3,088,703	$1,131	$345,188	$531,336	$3,433,891	$3,965,227	$398,043

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 15 years.

(3)	Estimated useful life for furniture and fixtures is 3 to 5 years.

	Year Ended December 31,
	2008	2007	2006
Investment in Real Estate:
Beginning balance	$4,217,670	$1,863,741	$1,284,368
Additions	161,289	2,834,970	690,507
Reclassification	7,461
Write-offs	(834)	—	—
Disposals	(420,359)	(481,041)	(111,134)

Ending balance	3,965,227	4,217,670	1,863,741

Accumulated Depreciation:
Beginning balance	258,143	113,980	61,105
Depreciation expense	173,167	167,506	52,075
Reclassification	8,319	—	863
Write-offs	(465)	—	—
Disposals	(41,121)	(23,343)	(63)

Ending balance	398,043	258,143	113,980

Investment in Real Estate, net	$3,567,184	$3,959,527	$1,749,761

SCHEDULE IV — MORTGAGE LOANS AND INTEREST EARNED ON REAL ESTATE
December 31, 2008

Column A		Column B	Column C	Column D	Column E	Column F	Column G
							Interest Income
				Delinquent	Being	Accrued	During the
			Balance at	Principal	Foreclosed at	Interest at	Year Ended
			December 31,	December 31,	December 31,	December 31,	December 31,
Description		Prior Liens	2008	2008	2008	2008	2008
Westin Hotels	Various securities	$—	$11,000	$—	$—	$133	$1,566
Four Seasons Resort	Nevis, West Indies	—	18,200	18,200	—	—	1,580
Portfolio: 105 Hotels	Various	—	25,694	—	—	102	2,035
Hilton Suites Galleria	Dallas, TX	—	7,000	—	—	34	663
Wyndham Dallas North	Dallas, TX	—	4,000	—	—	16	349
Hotel La Jolla	La Jolla, CA	—	7,056	—	—	—	968
Ritz Carlton	Key Biscayne, FL	—	33,445	—	—	316	3,365
Extended-stay hotels	Various	—	106,376	—	—	322	3,962

Total		$—	$212,771	$18,200	$—	$923	14,488

Related to paid-off mortgage notes							968
Discount amortization							8,465
Deferred income							129

Grand total							$24,050

	Year Ended December 31,
	2008	2007	2006
Investment in Mortgage Loans:
Balance at January 1, 2008	$94,394	$102,977	$108,305
New mortgage loans	138,412	21,500	37,307
Principal payments	(7,000)	(30,083)	(42,777)
Contributed to a joint venture	(21,500)	—	—
Accrued interest	—	—	142
Amortization of discounts	8,465	—	—

Balance at December 31, 2008	$212,771	$94,394	$102,977

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)

3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed on July 31, 2003)

3.2.2	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)

4.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)

4.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4.1 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)

4.2	Articles Supplementary for Series B-1 Cumulative Convertible Redeemable Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)

4.3	Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)

4.4	Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)

10.1.1	Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.4 to the Registrant’s Form 10-Q, filed on May 9, 2007)

10.1.2	Amended No. 1 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.5 of Form 8-K, dated July 24, 2007, for the event dated July 18,2007)

10.1.3	Amend No. 2 to Third Amended Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Form 10-K for year ended December 31, 2007, filed on February 29, 2008))

10.1.4	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 27, 2008)

10.2	Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)

10.3.1	Amended and Restated 2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated May 9, 2005, for the event dated May 3, 2005)

10.3.1.1*	Amendment No. 1 to the Amended and Restated 2003 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated June 10, 2008.

10.3.2	Amended and Restated Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 8, 2008, for the event dated April 4, 2008)

10.3.2.1	First Amendment to the Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 7, 2009, for the event dated December 31, 2008)

10.4	Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.1	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.2*	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett.

10.5.3	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.4*	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler.
(Continued on Next Page)

Exhibit	Description
10.5.5	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.6*	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks.

10.5.7	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David J. Kimichik (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.8	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Mark L. Nunneley (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.6	Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)

10.6.1	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS Corporation (incorporated by reference to Exhibit 10.6.1 of Form 10-K, filed on March 9, 2007)

10.7	Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)

10.8.1	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated October 7, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on November 14, 2003)

10.8.2	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated January 4, 2004 Bylaws (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Form 10-K for the year ended December 31, 2003)

10.9	Guaranty by Ashford Financial Corporation in favor of Ashford Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.26 of Form S-11/A, filed on July 31, 2003)

10.10	Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)

10.11	Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)

10.12	Secured Revolving Credit Facility Agreement, dated February 5, 2004, among the Registrant and Credit Lyonnais New York Branch, as Administrative Agent and Sole Lead Arranger and Book Manager, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.12.1	First Amendment to Credit Agreement, dated August 17, 2004, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.12.2	Third Amendment to Credit Agreement, dated August 24, 2005, among the Registrant, Calyon New York Branch, and Merrill Lynch Capital (incorporated by reference to Exhibit 10.15.2 of the Registrant’s Form 8-K, dated August 26, 2005, for the event dated August 24, 2005)

10.12.3	Fourth Amendment to Credit Agreement, dated September 8, 2006, among the Registrant, Calyon New York Branch, Merrill Lynch Capital, and Wachovia Bank (incorporated by reference to Exhibit 10.15.3 of the Registrant’s Form 8-K, dated September 12, 2006, for the event dated September 8, 2006)

10.13	Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

10.14	Purchase Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

10.14.1	Form of Registration Rights Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.1 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

10.14.2	Amendment No. 1 to Purchase Agreement, dated February 8, 2005, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.2 to the Registrant’s Form 8-K, dated February 10, 2005, for the event dated February 8, 2005)

10.15	Loan Agreement, dated October 28, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.23.2 to the Registrant’s Form 8-K, dated November 1, 2005, for the event dated October 28, 2005)
(Continued on Next Page)

Exhibit	Description
10.15.1	Amendment No. 2 to Loan Agreement, dated October 28, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.23.2.1 to the Registrant’s Form 8-K, dated July 27, 2006, for the event dated July 26, 2006)

10.15.2	$45 Million Rate Protection Agreement, dated October 27, 2005, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.23.3 to the Registrant’s Form 8-K, dated November 1, 2005, for the event dated October 28, 2005)

10.16	Commitment Letter, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.8 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.1	Early Rate Lock Agreement, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.9 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.2	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.2.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.2.2	Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.2.2.1	Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.3	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.3.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.4	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.4.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.5	Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)

10.16.5.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14.1 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)

10.17	Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.1	Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.1 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.2	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.2 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.3	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.3 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.4	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.4 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
(Continued on Next Page)

Exhibit	Description
10.17.5	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.5 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.6	Interest Rate Lock Agreement (Pool 1), dated October 24, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.6 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.7	Interest Rate Lock Agreement (Pool 2), dated October 24, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.7 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.18	Purchase and Sale Agreement, dated October 12, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)

10.18.1	Amendment No. 1 to Purchase and Sale Agreement, dated November 11, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26.1 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)

10.18.2	Amendment No. 2 to Purchase and Sale Agreement, dated November 18, 2005, between the Registrant and Schuylkill, LLC (incorporated by reference to Exhibit 10.26.2 to the Registrant’s Form 8-K, dated November 28, 2005, for the event dated November 18, 2005)

10.19	Revolving Credit Loan and Security Agreement, dated December 23, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K, dated December 28, 2005, for the event dated December 23, 2005)

10.20	Purchase and Sale Agreement, dated February 16, 2006, between the Registrant and W2001 Pac Realty, LLC. (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K, dated February 23, 2006, for the event dated February 16, 2006)

10.21	Purchase and Sale Agreement, dated May 18, 2006, between the Registrant and EADS Associates Limited Partnership (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K, dated May 23, 2006, for the event dated May 18, 2006)

10.22	Purchase and Sale Agreement, dated September 6, 2006, between the Registrant and JER O’Hare Hotel, LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K, dated September 8, 2006, for the event dated September 6, 2006)

10.23	Purchase and Sale Agreement, dated September 15, 2006, between the Registrant and a partnership between Oak Hill Capital Partners, The Blackstone Group, and Interstate Hotels and Resorts (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 8-K, dated September 19, 2006, for the event dated September 15, 2006)

10.23.1	Loan Agreement, dated December 7, 2006, between the Registrant and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.31.1 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)

10.23.2	$212 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.2 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)

10.23.3	$35 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.3 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)

10.24	Loan Agreement, dated November 16, 2006, between the Registrant and Morgan Stanley Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K, dated November 20, 2006, for the event dated November 16, 2006)

10.25	Purchase and Sale Agreement, dated January 18, 2007, between the Registrant and CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33 of Form 10-K, filed on March 9, 2007)

10.25.1	Agreement and Plan of Merger, dated January 18, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1 of Form 10-K, filed on March 9, 2007)

10.25.1.1	Amendment #1 to Agreement and Plan of Merger, dated February 21, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.1 of Form 10-Q, filed on May 9, 2007)

10.25.1.2	Amendment #2 to Agreement and Plan of Merger, dated April 4, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.2 of Form 10-Q, filed on May 9, 2007)

10.25.2	Guaranty Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. in favor of CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33.2 of Form 10-K, filed on March 9, 2007)
(Continued on Next Page)

Exhibit	Description
10.25.3	Contribution and Rights Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. (incorporated by reference to Exhibit 10.33.3 of Form 10-K, filed on March 9, 2007)

10.25.4	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Holder I LLC, Ashford Sapphire Junior Holder II LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)

10.25.4.1	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Mezz I LLC, Ashford Sapphire Junior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.1 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)

10.25.4.2	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Senior Mezz I LLC, Ashford Senior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.2 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)

10.25.4.3	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing (Floating Rate Pool) (incorporated by reference to Exhibit 10.33.4.3 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)

10.25.4.4	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing (Fixed Rate Pool) (incorporated by reference to Exhibit 10.33.4.4 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)

10.25.4.5	Credit Agreement, dated as of April 10, 2007, by and among Ashford Hospitality Limited Partnership, as Borrower, Ashford Hospitality Trust, Inc., as Parent, Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc. and Merrill Lynch Bank USA, as Co-Syndication Agents, each of Bank America, N.A. and Caylon New York Branch, as Co-Documentation Agents and the financial institutions initially signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.33.4.5 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 10, 2007)

10.25.4.5.1	First Amendment to Credit Agreement between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.1 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)

10.25.4.5.2	Second Amendment to Credit Agreement and First Amendment to Security Agreement dated as of June 23, 2008 by and among Ashford Hospitality Limited Partnership, as the Borrower, Ashford Hospitality Trust, Inc., as the Parent and Grantor, each of the Lenders party thereto, and Wachovia Bank, National Association, as Secured Party (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated June 26, 2008, for the event dated June 23, 2008)

10.25.4.5.3	Third Amendment to Credit Agreement, dated as of December 24, 2008, by and among Ashford Hospitality Trust Limited Partnership, Ashford Hospitality Trust, Inc., the Grantors party thereto, the Lenders party thereto, and Wachovia National Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated December 29, 2008, for the event dated December 24, 2008)

10.25.4.5.4	Guarantor Acknowledgement of the Registrant in favor of Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.2 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)

10.25.4.5.5	Revolving Note Agreements between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.3 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)

10.25.4.6	Form of Guaranty for Fixed-Rate Pool between the Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.6 of Form 10-Q, filed on May 9, 2007)

10.25.4.7	Guaranty Agreement for Floating-Rate Pool between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.7 of Form 10-Q, filed on May 9, 2007)

10.25.4.8	Guaranty Agreement for Junior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.8 of Form 10-Q, filed on May 9, 2007)

10.25.4.9	Guaranty Agreement for Intermediate Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.9 of Form 10-Q, filed on May 9, 2007)

10.25.4.10	Guaranty Agreement for Senior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.10 of Form 10-Q, filed on May 9, 2007)

10.25.5	Stock Purchase Agreement, dated April 11, 2007, between the registrant and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.33.5 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)

10.25.5.1	Investor Rights Agreement, dated April 11, 2007, between the registrant and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.33.5.1 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
(Continued on Next Page)

Exhibit	Description
10.25.5.2	Letter Agreement, dated April 10, 2007, between the registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.33.5.2 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)

10.26	Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2007, filed on February 29, 2008)

10.26.1	Form of Joint Venture Agreement to the Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.1 to the Registrant’s Form 10-K for the year ended December 31, 2007, filed on February 29, 2008)

10.26.2	Form of Loan Servicing Agreement to the Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.2 to the Registrant’s Form 10-K for the year ended December 31, 2007, filed on February 29, 2008)

10.26.3	Limited Liability Company Agreement of PIM Ashford Venture I, LLC, dated February 6, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.3 to the Registrant’s Form 10-K for the year ended December 31, 2007, filed on February 29, 2008)

10.27	ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.27.1	Schedule to the Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.27.2	Letter Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1.2 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.28	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Alan L. Tallis (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.29	Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.30.1*	Confirmation of Trade, dated December 8, 2008, related to the purchase of 1-year Flooridors by Ashford Hospitality Limited Partnership from Bank of America, N.A. as effected on December 2, 2008.

10.30.2*	Confirmation of Trade, dated December 8, 2008, related to the purchase of 1-year Flooridors by Ashford Hospitality Limited Partnership from Credit Suisse International as effected on December 2, 2008.

21.1*	Registrant’s Subsidiaries Listing as of December 31, 2008

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of the Chief Accounting Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.3*	Certification of the Chief Accounting Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	Filed herewith.