Form 10-K/A
period 2008-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2009-05-05
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
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
☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE
     The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to include the equity compensation plan information table required pursuant to Part II, Item 5 of the Form 10-K that was inadvertently omitted from the original Form 10-K filed with the Securities and Exchange Commission on March 2, 2009. This amendment supplements but does not replace or amend any information previously included in the Registrant’s Form 10-K for fiscal year ended December 31, 2008.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2008
INDEX TO FORM 10-K/A

		Page
PART II

Item 5.	Supplement to Original Disclosure Related to Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	4

PART IV

Item 15.	Exhibits, Financial Statement Schedules	4

SIGNATURE
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART II

Item 5.	Supplement to Original Disclosure Related to Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a)	Market Price of and Dividends on, Registrant’s Common Equity and Related Stockholder Matters
Equity Compensation Plan Information
     There are 6,600,000 shares of common stock authorized for issuance under our Amended and Restated 2003 Stock Incentive Plan (the “Amended Plan”). The following table sets forth certain information with respect to securities authorized and available for issuance under the Amended Plan as of December 31, 2008.

Number of Securities
	to be Issued Upon	Weighted-Average
	Exercise of	Exercise Price
	Outstanding	Of Outstanding	Number of Securities
	Options, Warrants,	Options, Warrants,	Remaining Available
	and Rights	and Rights	for Future Issuance
Equity compensation plans approved by security holders:
Restricted common stock	None	N/A	4,943,639
Equity compensation plans not approved by security holders	None	None	None
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of the Chief Accounting Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.3	Certification of the Chief Accounting Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2009.

ASHFORD HOSPITALITY TRUST, INC.
By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer

5