Form 10-Q
period 2009-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2009-05-07
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	95,479,546

(Class)	Outstanding at May 6, 2009

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments in hotel properties, net	$3,545,933	$3,568,215
Cash and cash equivalents	239,705	241,597
Restricted cash	65,000	69,806
Accounts receivable, net of allowance of $453 and $598, respectively	44,785	41,110
Inventories	3,371	3,341
Notes receivable	215,783	212,815
Investment in unconsolidated joint venture	19,493	19,122
Deferred costs, net	23,122	24,211
Prepaid expenses	11,235	12,903
Interest rate derivatives	115,086	88,603
Other assets	6,829	6,766
Intangible assets, net	3,055	3,077
Due from third-party hotel managers	48,453	48,116

Total assets	$4,341,850	$4,339,682

Liabilities and Equity
Liabilities:
Indebtedness	$2,807,383	$2,790,364
Capital leases payable	163	207
Accounts payable and accrued expenses	99,987	93,476
Dividends payable	5,527	6,285
Unfavorable management contract liabilities	20,386	20,950
Due to related parties	871	2,378
Due to third-party hotel managers	2,681	3,855
Other liabilities	8,052	8,124

Total liabilities	2,945,050	2,925,639

Commitments and contingencies (Note 13)

Preferred stock, $0.01 par value, Series B-1 Cumulative Convertible Redeemable Preferred Stock, 7,447,865 shares issued and outstanding	75,000	75,000
Redeemable noncontrolling interests in operating partnership	108,560	107,469

Equity:
Shareholders’ equity of the Company:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A Cumulative Preferred Stock, 1,487,900 shares and 2,185,500 shares issued and outstanding at March 31, 2009 and December 31, 2008	15	22
Series D Cumulative Preferred Stock, 5,666,797 shares and 6,394,347 shares issued and outstanding at March 31, 2009 and December 31, 2008	57	64
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,748,859 shares issued; 74,849,783 shares and 86,555,149 shares outstanding at March 31, 2009 and December 31, 2008	1,227	1,227
Additional paid-in capital	1,440,817	1,450,146
Accumulated other comprehensive loss	(964)	(860)
Accumulated deficit	(117,955)	(124,782)
Treasury stock, at cost, 47,899,076 and 36,193,710 shares at March 31, 2009 and December 31, 2008	(129,755)	(113,598)

Total shareholders’ equity of the Company	1,193,442	1,212,219
Noncontrolling interests in consolidated joint ventures	19,798	19,355

Total equity	1,213,240	1,231,574

Total liabilities and equity	$4,341,850	$4,339,682

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Revenue
Rooms	$172,754	$209,493
Food and beverage	47,384	58,599
Rental income from operating leases	1,189	1,347
Other	11,979	12,799

Total hotel revenue	233,306	282,238
Interest income from notes receivable	6,215	3,255
Asset management fees and other	174	522

Total revenue	239,695	286,015

Expenses
Hotel operating expenses:
Rooms	39,140	45,432
Food and beverage	34,008	41,573
Other expenses	74,729	85,883
Management fees	9,251	11,241

Total hotel operating expenses	157,128	184,129
Property taxes, insurance and other	14,390	14,624
Depreciation and amortization	41,419	42,986
Corporate general and administrative	6,846	7,704

Total expenses	219,783	249,443

Operating income	19,912	36,572
Equity in earnings of unconsolidated joint venture	604	526
Interest income	105	546
Other income	10,698	296
Interest expense and amortization of loan costs	(36,548)	(38,869)
Write-off of loan costs, premiums and exit fees	930	—
Unrealized gain on derivatives	18,032	4,049

Income from continuing operations before income taxes and redeemable noncontrolling interests	13,733	3,120
Income tax expense	(221)	(338)
Income from continuing operations attributable to redeemable noncontrolling interests in operating partnership	(1,558)	(330)

Income from continuing operations	11,954	2,452
Income from discontinued operations attributable to controlling interests	—	3,800

Net income	11,954	6,252
Less: Net income attributable to noncontrolling interests in consolidated joint ventures	(297)	(67)

Net income attributable to the Company	11,657	6,185
Preferred dividends	(4,830)	(7,018)

Net income (loss) attributable to common shareholders	$6,827	$(833)

Income (loss) per share — basic and diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.08	$(0.04)
Income from discontinued operations attributable to common shareholders	—	0.03

Net income (loss) attributable to common shareholders	$0.08	$(0.01)

Weighted average common shares outstanding — basic and diluted	80,530	118,855

Dividends declared per common share	$—	$0.21

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$11,657	$2,385
Discontinued operations, net of tax	—	3,800
Preferred dividends	(4,830)	(7,018)

Net income (loss) attributable to common shareholders	$6,827	$(833)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Net income	$11,954	$6,252

Other comprehensive loss, net of tax:
Change in unrealized loss on derivatives	(144)	(7)
Reclassification to interest expense	30	6
Foreign currency translation loss	—	(136)

Total other comprehensive loss	(114)	(137)

Comprehensive income	11,840	6,115
Comprehensive income attributable to the noncontrolling interests in consolidated joint ventures	(287)	(67)

Comprehensive income attributable to the Company	$11,553	$6,048

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(in thousands)
(Unaudited)

									Accumulated			Noncontrolling
	Preferred Stock						Additional		Other			Interests in
	Series A		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Income (Loss)	Shares	Amounts	Joint Ventures	Total
Balance at January 1, 2009	2,185	$22	6,394	$64	122,749	$1,227	$1,450,146	$(124,782)	$(860)	(36,194)	$(113,598)	$19,355	$1,231,574
Stock-based compensation expense	—	—	—	—	—	—	1,313	—	—	—	—	—	1,313
Purchases of preferred stock	(697)	(7)	(727)	(7)	—	—	(10,642)	—	—	—	—	—	(10,656)
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	(11,705)	(16,157)	—	(16,157)
Net income	—	—	—	—	—	—	—	11,657	—	—	—	297	11,954
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	(795)	—	—	—	—	(795)
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	(1,042)	—	—	—	—	(1,042)
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	(2,993)	—	—	—	—	(2,993)
Unrealized losses on derivatives	—	—	—	—	—	—	—	—	(134)	—	—	(10)	(144)
Reclassification to interest expense	—	—	—	—	—	—	—	—	30	—	—	—	30
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	156	156

Balance at March 31, 2009	1,488	$15	5,667	$57	122,749	$1,227	$1,440,817	$(117,955)	$(964)	(47,899)	$(129,755)	$19,798	$1,213,240

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities
Net income attributable to the Company	$11,657	$6,185
Adjustments to reconcile net income to net cash flow provided by operating activities:
Net income attributable to noncontrolling interests in consolidated joint ventures	297	67
Income attributable to redeemable noncontrolling interests in operating partnership	1,558	631
Depreciation and amortization	41,419	46,326
Equity in earnings of unconsolidated joint venture	(604)	(526)
Distributions of earnings from unconsolidated joint venture	233	—
Income from derivatives	(10,767)	(296)
Gain on sales of properties	—	(889)
Amortization of discounts, deferred loan costs and deferred income on notes receivable	(2,968)	(102)
Amortization of loan costs	2,058	1,815
Write-off of loan costs, premiums and exit fees	(930)	(1,862)
Unrealized gain on derivatives	(18,032)	(4,049)
Stock-based compensation	1,556	1,609
Changes in operating assets and liabilities –
Restricted cash	4,806	6,137
Accounts receivable and inventories	(3,705)	(11,779)
Prepaid expenses and other assets	1,605	1,938
Accounts payable and accrued expenses	7,852	(11,092)
Other liabilities	(3,654)	(6,798)

Net cash provided by operating activities	32,381	27,315

Cash Flows from Investing Activities
Acquisitions/originations of notes receivable	—	(39,530)
Proceeds from payments of notes receivable	—	16,165
Investment in unconsolidated joint venture	—	(17,801)
Improvements and additions to hotel properties	(19,759)	(32,645)
Proceeds from sales of discontinued operations	—	79,159

Net cash (used in) provided by investing activities	(19,759)	5,348

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	67,800	75,000
Repayments of indebtedness and capital leases	(49,446)	(61,363)
Payments of deferred loan costs	(1,458)	—
Contributions from noncontrolling interests in consolidated joint ventures	156	137
Payments of dividends	(6,285)	(35,031)
Payments for derivatives	(8,611)	(4,576)
Cash income from derivatives	10,143	—
Repurchases of treasury stock	(16,157)	(4,594)
Repurchases of preferred stock	(10,656)	—
Other	—	53

Net cash used in financing activities	(14,514)	(30,374)

Effect of foreign currency exchange rate on cash	—	(136)
Net (decrease) increase in cash and cash equivalents	(1,892)	2,289
Cash and cash equivalents at beginning of year	241,597	92,271

Cash and cash equivalents at end of period	$239,705	$94,424

Supplemental Cash Flow Information
Interest paid	$30,788	$44,174
Income taxes paid (refunded)	$29	$(442)

Supplemental Disclosure of Non-Cash Investing Activity
Note receivable contributed to unconsolidated joint venture	$—	$5,230
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
     As of March 31, 2009, we owned 97 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represents 23,255 total rooms, or 22,913 net rooms excluding those attributable to joint venture partners. All of these hotel properties are located in the United States. As of March 31, 2009, we also wholly owned $215.8 million of mezzanine or first-mortgage loans receivable. In addition, at March 31, 2009, we had a 25% ownership in $76.6 million of mezzanine loans held in a joint venture. See Note 6.
     For federal income tax purposes, we elected to be treated as a real estate investment trust (“REIT”), which imposes limitations related to operating hotels. As of March 31, 2009, 102 of our hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of March 31, 2009, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Montgomery J. Bennett, our Chief Executive Officer. As of March 31, 2009, Remington Lodging managed 40 of our 103 hotel properties, while third-party management companies managed the remaining 63 hotel properties. Beginning April 1, 2009, Remington Lodging manages 44 of the 103 hotel properties, while third-party management companies manage the remaining 59 hotel properties.
2. Significant Accounting Policies
     Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford, its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K to Shareholders.
     The following items affect our reporting comparability related to our consolidated financial statements:
•	The operations of our hotels have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

•	Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
different ending dates. For Marriott-managed hotels, the first quarters of 2009 and 2008 ended March 27 and March 21, respectively.
     Use of Estimates – The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     Investments in Hotel Properties – Hotel properties are generally stated at cost. However, the Initial Properties contributed upon the Ashford’s formation are stated at the predecessor’s historical cost, net of any impairment charges, if any, plus a noncontrolling interest partial step-up related to the acquisition of noncontrolling interests from third parties associated with four of the Initial Properties. For hotel properties owned through our majority-owned joint ventures, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the joint ventures. All improvements and additions which extend the useful life of the hotel properties are capitalized.
     Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we establish an allowance for losses by recording an impairment charge for the amount that the property’s net book value exceeds its fair value. To date, no such impairment charges have been recorded.
     Notes Receivable – We provide mezzanine and first-mortgage financing in the form of notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when such loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue accruing interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is past due and unpaid interest accrued is reversed.
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46(R)”), variable interest entities, as defined, must be consolidated by their controlling interest beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. Our mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to the controlling interest to the secured hotel properties. All such loans receivable are considered to be variable interests in the entities that own the related hotels. However, we are not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, we do not consolidate such hotels for which we have provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46(R) criteria, and such entities will be consolidated, if required. In evaluating FIN No. 46(R) criteria, our analysis involves considerable management judgment and assumptions.
     Impairment of Notes Receivable – We review notes receivables for impairment in each reporting period pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan–an amendment of FASB Statements No. 5 and 15.” A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts recorded as assets on the balance sheet according to the contractual terms of the loan agreement. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
a loan is deemed to be impaired, we record a reserve for loan losses through a charge to income for any shortfall. Our assessment of impairment is based on considerable judgment and estimates.
     Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, and space rentals, are recognized when services have been rendered. Rental income, representing income from leasing hotel properties to third-party tenants on triple-net operating leases, is recognized on a straight-line basis over the lease terms. Interest income, representing interest on the mezzanine and first mortgage loan portfolio (including accretion of discounts on certain loans using the effective interest method), is recognized when earned. Asset management fees, representing primarily asset management services performed on behalf of a related party (including services such as risk management and insurance procurement, tax assistance, franchise agreements, equipment leases negotiations, monitoring loan covenants compliance, capital and operating budgets preparation, and property litigation management), are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. For the hotel leased to a third party, we report deposits into our escrow accounts for capital expenditure reserves as income.
     Derivative Financial Instruments and Hedges – We primarily use interest rate derivatives to hedge our asset cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate swaps involve the exchange of fixed-rate payments for variable-rate payments over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. We account for the interest rate derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All derivatives are recorded on the balance sheet at fair value and reported as “Interest rate derivatives.” For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated other comprehensive income (loss)” (OCI) in the equity section in the consolidated balance sheets and reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Other income” in the consolidated statements of operations. For derivatives that are not designated as hedges and qualify as fair value hedges, the changes in the fair value are recognized in earnings as “Other income” in the consolidated statements of operations. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
     Recently Adopted Accounting Standards – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51,” effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be re-characterized as noncontrolling interests and classified as a component of equity subject to the provisions of Emerging Issues Task Force (“EITF”) Topic D-98. SFAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. To comply with SFAS No. 160, we have reclassified the noncontrolling interests in our consolidated joint ventures from the mezzanine section of our balance sheets to equity. Noncontrolling interests in our operating partnership will continue to be classified in the mezzanine section of the balance sheet as these redeemable operating units do not meet the requirements for equity classification under EITF Topic D-98. The redemption feature requires the delivery of cash or registered shares. Net income attributable to noncontrolling interests in our consolidated joint ventures is reported as a deduction from net income, and we reclassified prior year amounts to reflect this requirement. The adoption of this standard had no effect on our basic and diluted earnings per share. The carrying value of the noncontrolling interests in the operating partnership is based on the accumulated historical cost as the accumulated historical cost ($108.6 million at March 31, 2009) is greater than the redemption value ($22.2 million at March 31, 2009) prescribed by EITF Topic D-98.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this statement beginning January 1, 2009. There is no financial impact from the adoption and disclosures about our derivative instruments are presented in accordance with the requirements of SFAS 161. See Note 10.
     In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which provides guidance for the calculation of earnings per share under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. We adopted the FSP EITF 03-6-1 as of January 1, 2009. The adoption of this statement did not have a material impact on our earnings (loss) per share.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Effective January 1, 2009, we adopted SFAS No. 162, and the adoption did not have any impact on our financial statements and did not result in changes to our accounting practice.
     Recently Issued Accounting Standards – In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 require disclosures about fair values of financial instruments for interim reporting periods. We do not expect the adoption of this FSP would have a material impact on our financial position and results of operations. However, additional disclosures will be required.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This statement provides guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We do not expect the adoption of this FSP will have a material impact on our financial position and results of operations.
     Reclassifications – Certain amounts in the consolidated financial statements as of December 31, 2008 and for the three months ended March 31, 2008 have been reclassified to conform to the presentation format adopted in 2009 as a result of the adoption of SFAS No. 160. In addition, certain amounts in the consolidated financial statements for the three months ended March 31, 2008 have been reclassified to reflect the hotel properties disposed of subsequent to March 31, 2008 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These reclassifications have no effect on the results of operations or financial position previously reported.
3. Summary of Significant Transactions
     Interest Rate Derivative Transaction – In March 2009, we entered into a one-year “flooridor” with a major financial institution for the period commencing December 14, 2009 and ending December 13, 2010. The “flooridor” has a LIBOR strike rate of 0.75% on a $3.6 billion notional amount. The flooridor is related to the $1.8 billion interest rate floor arrangement we entered into on March 13, 2008 and effectively funds our obligations under the interest rate floor while LIBOR remains between 1.25% and 0.75%. Under the flooridor, the counterparties will pay us the interest on the notional amount when the interest rates are below the original floor of 1.25% and above the new floor of 0.75%. The upfront cost of this flooridor was $8.5 million. In addition, we purchased a $60.8 million notional amount interest rate cap in conjunction with the refinancing of a mortgage loan described below.
     Authorization of Repurchases of Common and Preferred Shares and Prepayment of Outstanding Debt Obligations – In January 2009, the Board of Directors approved an additional $200.0 million authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. During the three months ended March 31, 2009, we have purchased 11.7 million shares of our common stock, 697,000

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
shares of the Series A preferred stock and 727,000 shares of the Series D preferred stock for a total price of $26.8 million.
     Debt Financing and Refinancing – In February 2009, we refinanced the $47.4 million loan (excluding premium of $1.4 million) secured by a hotel property in Arlington, VA, with a $60.8 million loan at an interest rate of LIBOR plus 4% for three years with two one-year extensions. In conjunction with the refinancing, we purchased an interest rate cap with notional amount of $60.8 million and a strike rate of 4.81% for $161,000. In addition, in March 2009, we obtained a $7.0 million mortgage loan on a hotel property in Jacksonville, Florida. The loan matures April 2034 and bears an interest rate at the greater of 6% or prime plus 1%.
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Land	$531,336	$531,336
Buildings and improvements	3,073,581	3,065,744
Furniture, fixtures and equipment	371,455	359,397
Construction in progress	10,248	11,121

Total cost	3,986,620	3,967,598
Accumulated depreciation	(440,687)	(399,383)

Investment in hotel properties, net	$3,545,933	$3,568,215

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Notes Receivable
     Notes receivable consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Mezzanine loan secured by various mortgage-backed securities sponsored by government agencies, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest-only payments through maturity	$11,000	$11,000
First mortgage loan secured by one hotel property, matured October 2008, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	18,200	18,200
Mezzanine loan secured by 105 hotel properties, matures April 2010, with two one-year extension options at an interest rate of LIBOR plus 5%, with interest-only payments through maturity (1)	25,694	25,694
Mezzanine loan secured by one hotel property, matures September 2009, with two one-year extension options, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity	7,000	7,000
Mezzanine loan secured by one hotel property, matures July 2009, with two one-year extension options, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity	4,000	4,000
Mezzanine loan secured by one hotel property, matures January 2011, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity (2)	7,056	7,056
Mezzanine loan with principal balance of $38.0 million secured by one hotel property, matures June 2017, at an interest rate of 9.66%, with interest-only payments through maturity	33,521	33,445
Mezzanine loan with principal balance of $164.0 million secured by 681 extended-stay hotel properties, matures June 2009, with three one-year extension options, at an interest rate of LIBOR plus 2.5%, with interest-only payments through maturity	109,272	106,376

	215,743	212,771
Deferred loan costs, net	40	44

Total notes receivable	$215,783	$212,815

Weighted average effective interest rate	11.7%	16.5%

(1)	First extension option was exercised at its original maturity in April 2009.

(2)	The borrower did not make the interest payment for March 2009 on this loan.
     In general, our notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturities.
     We review our mezzanine loans for impairment individually. The principal and accrued interest payments were not made on the $18.2 million junior participation note receivable since October 2008. In accordance with our accounting policy, we discontinued accruing interest on this note. The underlying hotel property in Nevis suffered significant damage by hurricane Omar. The servicer on this loan is in the process of filing a significant insurance claim.
     In addition, the interest payments for the months of March and April 2009 was not made on the $7.1 million junior participation note receivable secured by a hotel property in La Jolla, California. According to our accounting policy, we have ceased accruing interest and related amortization of discount and fees on this note. We put the borrower in default for failure to make the payments as well as other reasons. The first mortgage holder also put the borrower in default. We are in discussions with the borrower with regard to potential workout solutions. We performed impairment tests on our

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
notes receivable at March 31, 2009. Based on our assessment and judgment of the impairment tests, no additional reserve for loan losses have been recorded for our notes receivable for the three months ended March 31, 2009.
     The $164.0 million principal amount mezzanine loan secured by 681 extended stay hotel properties was purchased at a significant discount which is being amortized over the life of the loan including extension periods. As of March 31, 2009, the debt service requirements were met. At March 31, 2009, it was our belief we will receive the full amount of the $164.0 million principal payment and we determined to record the full amount of the discount amortization. As a result, we recognized discount amortization of $2.9 million for the three months ended March 31, 2009. The determination was based on the analysis that requires management’s judgment and estimates. Any changes in estimates could have a material impact on our financial statements.
6. Investment in Unconsolidated Joint Venture
     We have a 25% ownership in a joint venture which invests in mezzanine loans. At March 31, 2009 and December 31, 2008, our investment in the joint venture consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
25% of a mezzanine loan acquired at a discounted price (principal balance of $21,000), secured by 29 hotel properties, matures August 2010 with two one-year extension options, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	$19,141	$18,813
25% of a mezzanine loan at par value secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	5,461	5,461
Allowance for loan losses	(5,461)	(5,461)
Other, net	106	106
Distributions	(2,033)	(1,800)
Equity in earnings since inception before discounts amortization and impairment charge	2,279	2,003

Total	$19,493	$19,122

7. Assets Held for Sale and Discontinued Operations
     The following table summarizes the operating results of the discontinued operations for the three months ended March 31, 2008 ($ in thousands):

Number of properties:
Properties classified as held for sale at end of period	7
Properties sold during the period	3

Total properties included in discontinued operations	10

Results of operations:
Operating revenues	$35,576
Operating expenses	(29,094)

Operating income	6,482
Gain on sales of properties	889
Depreciation and amortization	(3,339)
Interest expense and amortization of loan costs	(1,721)
Write-off of loan costs, premiums and exit fees	1,862

Income from discontinued operations, net of taxes	4,173
Income taxes	(72)
Income from discontinued operations attributable to noncontrolling interests in operating partnership	(301)

Income from discontinued operations attributable to controlling interest	$3,800

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Indebtedness
     Indebtedness consists of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Mortgage loan secured by 25 hotel properties, matures between July 1, 2015 and February 1, 2016, at an average fixed interest rate of 5.42%	$455,115	$455,115
Mortgage loan secured by 16 hotel properties, matures between December 11, 2014 and December 11, 2015, at an average fixed interest rate of 5.73%	211,475	211,475
Mortgage loan secured by 28 hotel properties, matures April 11, 2017, at an average fixed interest rate of 5.95%	928,465	928,465
Loan secured by 10 hotel properties, matures May 9, 2009, at an interest rate of LIBOR (1) plus 1.65%, with three one-year extension options (2)	167,202	167,202
Credit facility secured by mezzanine notes receivable, matures April 9, 2010, at an interest of LIBOR (1) plus a range of 2.75% to 3.5%, depending on the indebtedness-to-value ratio, with two one-year extension options	250,000	250,000
Mortgage loan secured by one hotel property, matures December 1, 2017, at interest rate of 7.39%, with a remaining premium of $1.4 million (3)	—	48,790
Mortgage loan secured by one hotel property, matures December 8, 2016, at an interest rate of 5.81%	101,000	101,000
Mortgage loan secured by five hotel properties, matures December 11, 2009, at an interest rate of LIBOR (1) plus 1.72%, with two one-year extension options	203,400	203,400
Mortgage loan secured by one hotel property, matures June 1, 2011, at an interest rate of LIBOR (1) plus 2%	19,740	19,740
Mortgage loan secured by one hotel property, matures January 1, 2011, at an interest rate of 8.32%	5,939	5,966
Mortgage loan secured by one hotel property, matures January 1, 2023, at an interest rate of 7.78%	5,567	6,612
TIF loan secured by one hotel property, matures June 30, 2018, at an interest rate of 12.85%	7,783	7,783
Mortgage loan secured by one hotel property, matures March 31, 2010, at an interest rate of 5.6%	29,262	29,396
Mortgage loan secured by three hotel properties, matures April 5, 2011, at an interest rate of 5.47%	66,035	66,420
Mortgage loan secured by four hotel properties, matures March 1, 2010, at an interest rate of 5.95%	75,000	75,000
Mortgage loan secured by two hotel properties, matures August 8, 2011 at an interest rate of LIBOR (1) plus 2.75%, with two one-year extension options	158,600	159,000
Mortgage loan secured by one hotel property, matures September 9, 2010, at an interest rate of LIBOR (1) plus 3.75%, with two one-year extension options	55,000	55,000
Mortgage loan secured by one hotel property, matures February 2012, at an interest rate of LIBOR (1) plus 4.0%, with two one-year extension options	60,800	—
Mortgage loan secured by one hotel property, matures April 2034, bearing an interest rate at the greater of 6% or prime plus 1%	7,000	—

Total	$2,807,383	$2,790,364

(1)	LIBOR rates were 0.50% and 0.44% at March 31, 2009 and December 31, 2008, respectively.

(2)	We have given the lender the notice of our intent to exercise a one-year extension option.

(3)	This note was refinanced in February 2009, with the $60.8 million note due February 2012 and the unamortized premium was written off.
     In February 2009, we refinanced the $47.4 million loan (excluding premium of $1.4 million) secured by a hotel property in Arlington, VA, with a $60.8 million loan at an interest rate of LIBOR plus 4% for three years with two one-year extensions. In conjunction with the refinancing, we purchased an interest rate cap with notional amount of $60.8 million and a strike rate of 4.81% for $161,000. In addition, in March 2009, we obtained a $7.0 million mortgage loan

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on a hotel property in Jacksonville, Florida. The loan matures April 2034 and bears an interest rate at the greater of 6% or prime plus 1%.
9. Income (Loss) Per Share
     Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. The following table reconciles the amounts used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Income from continuing operations attributable to the Company	$11,657	$2,385
Less: Preferred dividends	(4,830)	(7,018)

Income (loss) from continuing operations attributable to common shareholders	6,827	(4,633)
Income from discontinued operations attributable to common shareholders	—	3,800

Net income (loss) attributable to common shareholders	$6,827	$(833)

Weighted average common shares outstanding	80,530	118,855

Income per share – Basic and Diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.08	$(0.04)
Income from discontinued operations attributable to common shareholders	—	0.03

Net income (loss) attributable to common shareholders	$0.08	$(0.01)

     Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Income from continuing operations attributable to common shareholders does not reflect:
Dividends to Preferred B-1 shares	$1,042	$1,564
Redeemable noncontrolling interests in operating partnership	1,558	330

Total	$2,600	$1,894

Weighted average diluted shares does not reflect:
Number of shares from assumed conversion of Preferred B-1 shares	7,448	7,448
Assumed conversion of weighted average outstanding operating partnership units	13,438	13,463
Incremental weighted dilutive shares from restricted stock awards	—	4

Total	20,886	20,915

10. Derivatives and Hedging Activities
     We are exposed to certain risks arising from both our business operations and economic conditions. To manage the risks, we primarily use interest rate derivatives to hedge our asset cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. We entered into these interest rate derivatives and believe that the counterparties’ nonperformance risk is limited. In addition to the interest rate derivatives we entered into in 2008, in March 2009, we entered into a one-year “flooridor” with a major financial institution for the period commencing December 14, 2009 and ending December 13, 2010. The flooridor has a LIBOR strike rate of 0.75% on a $3.6 billion notional amount and is a non-hedge designated derivative. The flooridor is related to the $1.8 billion interest rate floor arrangement we entered into on March 13, 2008 and effectively funds our obligations

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
under the interest rate floor when LIBOR remains between 1.25% and 0.75%. Under the flooridor, the counterparties will pay us the interest on the notional amount when the interest rates are below the original floor of 1.25% and above the new floor of 0.75%. The upfront cost of this flooridor was $8.5 million.
     All derivatives are recorded at fair value and reported as “Interest rate derivatives” in the consolidated balance sheets. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated other comprehensive income (loss)” (OCI) in the equity section in the consolidated balance sheets and reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Other income” in the consolidated statements of operations. During the next twelve months, we expect $265,000 of accumulated comprehensive loss will be reclassified to interest expense. For derivatives that are not designated as hedges, the changes in the fair value are recognized in earnings as “Unrealized gain on derivatives” in the consolidated statements of operations.
     We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our senior credit facility with the derivative counterparty requiring us to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At March 31, 2009, we are in compliance with all the covenants under the senior credit facility. At March 31, 2009, the fair value of derivatives related to this agreement was an asset of $81.2 million.
     The fair value of our non-hedged designated interest rate derivatives at March 31, 2009 and the effects of these derivatives in the consolidated statement of operations for the three months ended March 31, 2009 are as follows ($ in thousands):

							Interest
				Fair		Gain or	Savings
				Value		(Loss)	Or (Cost)
Derivative	Notional	Strike		Asset/		Recognized	Recognized
Type	Amount	Rates	Maturity	(Liability)		In Income	In Income
Interest rate swap	$1,800,000	Pays LIBOR + 2.639%, receives 5.84%	2013	$106,751		$7,545	$11,962
Interest rate cap	$1,000,000	3.75%	2011	256		(502)	—
Interest rate cap	$800,000	3.75%	2009	—		—	—
Interest rate floor.	$1,800,000	1.25%	2013	(7,439)		9,728	(3,178)
Interest rate flooridor	$1,800,000	1.25% – 0.75%	2009	5,522		(196)	1,983
Interest rate flooridor	$3,600,000	1.25% – 0.75%	2010	9,909		1,459	—
Interest rate cap	$35,000	6.25%	2009	—		—	—
Interest rate cap	$375,036	6.00%	2009	—		—	—

Total				$114,999	(1)	$18,034 (2)	$10,767	(3)

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain on derivatives” in the consolidated statements of operations.

(3)	Included in “Other income” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our hedge-designated interest rate derivatives at March 31, 2009 and the effects of these derivatives in the consolidated statement of operations for the three months ended March 31, 2009 are as follows ($ in thousands):

						Gain
						Reclassified
						From	Loss
				Fair		Accumulated	Recognized
				Value	Loss	OCI into	In Income for
Derivative	Notional	Strike		Asset/	Recognized	Interest	Ineffective
Type	Amount	Rates	Maturity	(Liability)	In OCI	Expense	Portion
Interest rate cap	$212,000	6.25%	2009	$—	$—	$33	$—
Interest rate cap	$160,000	5.00%	2010	1	(6)	1	—
Interest rate cap	$160,000	5.00%	2011	43	(34)	—	(2)
Interest rate cap	$55,000	5.00%	2010	1	(2)	—	—
Interest rate cap	$60,800	4.81%	2012	42	(119)	—	—

Total				$87	$(161)	$34	$(2	)(1)

(1)	Included in “Unrealized gain on derivatives” in the consolidated statements of operations.
     The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The variable cash payments/receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities (the “Level 2” inputs that are observable at commonly quoted intervals, other than quoted prices). We also incorporate credit valuation adjustments (the “Level 3” inputs that are unobservable typically based on our own assumptions, as there is little, if any, related market activity) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
     We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of their value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which are significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. For the non-hedge designated interest rate floor valuation and the hedge designated interest rate cap valuation, the Level 3 input relating to the credit spreads represented more than 10% of the fair value at March 31, 2009 and December 31, 2008, which we consider to be significant to the overall valuation of the respective derivatives; therefore, the fair values of these derivatives are reported as Level 3 valuation in their entirety.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which measurements fall (in thousands):

	March 31, 2009			December 31, 2008
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets
Non-hedge derivatives:
Interest rate swap	$106,751	$—	$106,751	$99,206	$—	$99,206
Interest rate cap	256	—	256	759	—	759
Interest rate flooridor	15,431	—	15,431	5,718	—	5,718
Hedge derivatives:
Interest rate cap	87	—	87	—	—	—

Subtotal	122,525	—	122,525	105,683	—	105,683

Liabilities
Non-hedge derivatives:
Interest rate floor	—	(7,439)	(7,439)	—	(17,168)	(17,168)
Hedge derivatives:
Interest rate cap	—	—	—	—	88	88

Subtotal	—	(7,439)	(7,439)	—	(17,080)	(17,080)

Net	$122,525	$(7,439)	$115,086	$105,683	$(17,080)	$88,603

     The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$(17,080)	$—
Purchases	—	4,676
Unrealized gain included in earnings	9,728	7,245
Transferred out of Level 3	(87)	—

Balance at end of period	$(7,439)	$11,921

11. Capital Stock and Stock-Based Compensation
      Stock Repurchases – In January 2009, the Board of Directors approved an additional $200.0 million authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. During the three months ended March 31, 2009, we have repurchased 11.7 million shares of our common stock, 697,000 shares of the Series A preferred stock and 727,000 shares of the Series D preferred stock for a total price of $26.8 million.
      Stock-Based Compensation – During the three months ended March 31, 2009 and 2008, we recognized compensation expense of $1.6 million related to our stock-based compensation plan. As of March 31, 2009, the unamortized amount of the unvested shares of restricted stock was $5.4 million and will be amortized over a period of 2.4 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Dividends – A summary of dividends declared for the three months ended March 31, 2009 and 2008 is as follows (in thousand):

	Three Months Ended
	March 31,
	2009	2008
Common stock related:
Common shares	$—	$25,142
Common units	—	2,036
Class B units	697	697
Long-term Incentive Partnership units	—	222
Preferred stock:
Series A preferred stock	795	1,229
Series B-1 preferred stock	1,042	1,564
Series D preferred stock	2,993	4,225

Total dividends declared	$5,527	$35,115

     Effective with the fourth quarter ended December 31, 2008, in conjunction with the credit facility amendment, our Board of Directors suspended the common stock dividend. We expect to distribute the minimum dividend required to maintain our REIT status in 2009, which is likely to be determined, if necessary, in the fourth quarter of 2009. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock permitted under federal income tax laws governing REIT distribution requirements.
12. Noncontrolling Interests
     Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common shareholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus distributions paid to these limited partners’ Class B unit holdings. Redeemable noncontrolling interests in operating partnership at March 31, 2009 and December 31, 2008 were $108.6 million and $107.5 million, which represented ownership of 16.1% and 14.3% in our operating partnership, respectively. Net income attributable to these redeemable noncontrolling interests was $1.6 million and $631,000 for the three months ended March 31, 2009 and 2008, respectively.
     Noncontrolling interests in consolidated joint ventures at March 31, 2009 and December 31, 2008 were $19.8 million and $19.4 million, respectively, which represented ownership ranging from 11% to 25% of six hotel properties held by three joint ventures and is reported in equity in the consolidated balance sheets. Net income attributable to these noncontrolling interests was $297,000 and $67,000 for the three months ended March 31, 2009 and 2008, respectively.
13. Commitments and Contingencies
     Restricted Cash – Under certain management and debt agreements existing at March 31, 2009, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt agreement, we escrow 4% to 6% of gross revenue for capital improvements.
     Franchise Fees – Under franchise agreements existing at March 31, 2009, we pay franchisor royalty fees between 2.5% and 6% of gross room revenue as well as fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we terminate a franchise prior to its expiration date, we may be liable for up to three times the average annual franchise fees incurred for that property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     For the three months ended March 31, 2009 and 2008, we incurred franchise fees of $5.9 million and $7.1 million, respectively, which are included in indirect hotel operating expenses in the accompanying consolidated statements of operations.
     Management Fees – Under management agreements existing at March 31, 2009, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 2% to 8.5% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2011 through 2029, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
     Litigation – We are currently subject to litigation arising in the normal course of our business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, management believes we have adequate insurance in place to cover any such significant litigation.
14. Segment Reporting
     We operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. We do not allocate corporate-level accounts to our operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, income tax expense/benefit, and noncontrolling interests.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     For the three months ended March 31, 2009 and 2008, financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended March 31, 2009:
Total revenue	$233,480	$6,215	$—	$239,695

Total hotel operating expenses	157,128	—	—	157,128
Property taxes, insurance and other	14,390	—	—	14,390
Depreciation and amortization	41,419	—	—	41,419
Corporate general and administrative	—	—	6,846	6,846

Total expenses	212,937	—	6,846	219,783

Operating income (loss)	20,543	6,215	(6,846)	19,912
Equity in earnings of unconsolidated joint venture	—	604	—	604
Interest income	—	—	105	105
Other income	—	—	10,698	10,698
Interest expense and amortization of loan costs	—	—	(36,548)	(36,548)
Write-off of loan costs, premiums and exit fees	—	—	930	930
Unrealized gain on derivatives	—	—	18,032	18,032

Income (loss) from continuing operations before income taxes and redeemable noncontrolling interests	20,543	6,819	(13,629)	13,733
Income tax expense	—	—	(221)	(221)
Income from continuing operations attributable to redeemable noncontrolling interests in operating partnership	—	—	(1,558)	(1,558)

Net income (loss)	20,543	6,819	(15,408)	11,954
Less: Net income attributable to noncontrolling interests in consolidated joint ventures	—	—	(297)	(297)

Net income (loss) attributable to the Company	$20,543	$6,819	$(15,705)	$11,657

As of March 31, 2009:
Total assets	$3,763,813	$237,465	$340,572	$4,341,850

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended March 31, 2008:
Total revenue	$282,760	$3,255	$—	$286,015

Total hotel operating expenses	184,129	—	—	184,129
Property taxes, insurance and other	14,624	—	—	14,624
Depreciation and amortization	42,986	—	—	42,986
Corporate general and administrative	—	—	7,704	7,704

Total expenses	241,739	—	7,704	249,443

Operating income (loss)	41,021	3,255	(7,704)	36,572
Equity loss in unconsolidated joint venture	—	526	—	526
Interest income	—	—	546	546
Other income	—	—	296	296
Interest expense and amortization of loan costs	—	—	(38,869)	(38,869)
Unrealized gain on derivatives	—	—	4,049	4,049

Income (loss) from continuing operations before income taxes and redeemable noncontrolling interests	41,021	3,781	(41,682)	3,120
Income tax expense	—	—	(338)	(338)
Income from continuing operations attributable to redeemable noncontrolling interests in operating partnership	—	—	(330)	(330)

Income from continuing operations	41,021	3,781	(42,350)	2,452
Income from discontinued operations attributable to controlling interests	3,800	—	—	3,800

Net income (loss)	44,821	3,781	(42,350)	6,252
Less: net income attributable to noncontrolling interests in consolidated joint ventures	—	—	(67)	(67)

Net income (loss) attributable to the Company	$44,821	$3,781	$(42,417)	$6,185

As of March 31, 2008:
Total assets	$4,133,531	$140,272	$83,325	$4,357,128

15. Subsequent Event
     Subsequent to March 31, 2009, we have repurchased 2.3 million shares of our common stock for a total price of $4.8 million.

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
     Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on February 27, 2009. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.
EXECUTIVE OVERVIEW
     We are a real estate investment trust (“REIT”) that commenced operations upon completion of our initial public offering and related formation transactions on August 29, 2003. At March 31, 2009, we owned interests in 103 hotel properties, which included direct ownership in 97 hotel properties and between 75% to 89% interests in six hotel properties through equity investments with joint venture partners. In addition, at March 31, 2009, we owned $215.8 million of mezzanine or first-mortgage loans receivable and a 25% interest in a joint venture with Prudential Real Estate Investors (“PREI”) formed in January 2008 (the “PREI JV”). The joint venture owned $76.6 million of mezzanine loans at March 31, 2009.
     Based on our primary business objectives and forecasted operating conditions, our key priorities and financial strategies include, among other things:
•	preserving capital, enhancing liquidity and implementing cost saving measures;

•	acquiring hotels with a favorable current yield with an opportunity for appreciation;

•	implementing selective capital improvements designed to increase profitability;

•	directing our hotel managers to minimize operating costs and increase revenues;

•	originating or acquiring mezzanine loans as market condition and liquidity allow;

•	share repurchases subject to limitation and our Board of Directors authorization;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	other investments that our Board of Directors deems appropriate.
     The current economic recessionary environment, specifically declining GDP, employment, business investment, corporate profits and consumer spending has and will continue to negatively impact overall lodging demand. Since mid 2008, the sluggish economy in the United States has caused substantial declines in RevPAR (revenue per available room). Forecasts for the remainder of 2009 for the lodging industry are considerably bearish.
     To hedge our asset cash flows, we enter into derivative transactions. In addition to the interest rate derivatives we entered into in 2008, in March 2009, we entered into a one-year “flooridor” with a major financial institution for the period commencing December 14, 2009 and ending December 13, 2010. The “flooridor” has a LIBOR strike price of 0.75% on a $3.6 billion notional amount and is a non-hedge designated derivative. The flooridor is related to the $1.8 billion interest rate floor arrangement we entered into on March 13, 2008 and effectively funds our obligations under the interest rate Floor while LIBOR remains between 1.25% and 0.75%. Under the flooridor, the counterparties will pay us the interest on the notional amount when the interest rates are below the original floor of 1.25% and above the new floor of 0.75%. The upfront cost of this flooridor was $8.5 million.
     In January 2009, the Board of Directors authorized an additional $200 million repurchase plan authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. During the three months ended March 31, 2009, we have repurchased 11.7 million shares of our common stock, 697,000 shares of the Series A preferred stock and 727,000 shares of the Series D preferred stock for a total price of $26.8 million.
CRITICAL ACCOUNTING POLICIES
     As of January 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51. SFAS 160 states that accounting and reporting for minority interests will be re-characterized as noncontrolling interests and classified as a component of equity subject to the provisions of EITF Topic D-98. SFAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. To comply with SFAS 160, we have reclassified the noncontrolling interests in our consolidated joint ventures from the mezzanine section of our balance sheets to equity. Noncontrolling interests in our operating partnership will continue to be classified in the mezzanine section of the balance sheet as these redeemable operating units do not meet the requirements for equity classification under EITF Topic D-98. The redemption feature requires the delivery of cash or registered shares. Net income attributable to noncontrolling interests in our consolidated joint ventures is no longer included in the determination of net income, and we reclassified prior year amounts to reflect this requirement. The adoption of this standard has no effect on our basic and diluted earnings per share. The carrying value of the noncontrolling interests in the operating partnership is based on the accumulated historical cost as the accumulated historical cost ($108.6 million at March 31, 2009) is greater than the redemption value ($22.2 million at March 31, 2009) prescribed by EITF Topic D-98.
     As of January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. There is no financial impact from the adoption and disclosures about our derivative instruments are presented in accordance with the requirements of SFAS 161.
     There have been no other significant new accounting policies employed during the three months ended March 31, 2009. See our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS
     In April 2009, the FASB issued Staff Position (‘FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 require disclosures about fair values of financial instruments for interim reporting periods. We do not expect the adoption of this FSP would have a material impact on our financial position and results of operations. However, additional disclosures will be required.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This statement provides guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We do not expect the adoption of this FSP will have a material impact on our financial position and results of operations.
RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended		Favorable/
	March 31,		(Unfavorable)
	2009	2008	$Change	%Change
Total revenue	$239,695	$286,015	$(46,320)	(16.2)%
Total hotel operating expenses	157,128	184,129	27,001	14.7%
Property taxes, insurance and other	14,390	14,624	234	1.6%
Depreciation and amortization	41,419	42,986	1,567	3.6%
Corporate general and administrative	6,846	7,704	858	11.1%
Operating income	19,912	36,572	(16,660)	(45.6)%
Equity in earnings of unconsolidated joint venture	604	526	78	14.8%
Interest income	105	546	(441)	(80.8)%
Other income	10,698	296	10,402	— *
Interest expense and amortization of loan costs	(36,548)	(38,869)	2,321	6.0%
Write-off of loan costs, premiums and exit fees	930	—	930	— *
Unrealized gain on derivatives	18,032	4,049	13,983	345.3%
Income tax expense	(221)	(338)	117	34.6%
Income from continuing operations attributable to redeemable noncontrolling interests in operating partnership	(1,558)	(330)	(1,228)	(372.1)%
Income from continuing operations	11,954	2,452	9,502	387.5%
Income from discontinued operations attributable to controlling interests	—	3,800	(3,800)	— *
Net income	11,954	6,252	5,702	91.2%
Net income attributable to noncontrolling interests in consolidated joint ventures	(297)	(67)	(230)	(343.3)%
Net income attributable to the Company	11,657	6,185	5,472	88.5%

*	Not meaningful.

     Income from continuing operations includes the operating results of 103 hotel properties that we have owned throughout the entirety of both the three months ended March 31, 2009 and 2008. The following table illustrates the key performance indicators of these hotels for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Total revenue (in thousands)	$233,306	$282,238
Room revenue (in thousands)	$172,754	$209,493
RevPAR (revenue per available room)	$86.69	$104.43
Occupancy	62.18%	70.02%
ADR (average daily rate)	$139.43	$149.13
Comparison of the Three Months Ended March 31, 2009 and 2008
     Revenue. Total revenue for the three months ended March 31, 2009 (the “2009 quarter”) decreased $46.3 million, or 16.2%, to $239.7 million from $286.0 million for the three months ended March 31, 2008 (the “2008 quarter”). Hotel revenues declined $48.9 million and were partially offset by an increase of $3.0 million in interest income from mezzanine loans principally resulting from mezzanine loans originated and acquired after March 31, 2008.
     Room revenues decreased $36.7 million, or 17.5%, during the 2009 quarter compared to the 2008 quarter. Occupancy declined by 784 basis points from 70.02% to 62.18%. ADR declined by $9.70 to $139.43. Decline in market demand placed tremendous pressure on rates to maintain occupancy levels. With the exception of the Washington, DC market, which saw gains during the inauguration, the rest of the market retracted as businesses adopted cost saving initiatives on their travel and meeting expenses. Food and beverage experienced a similar decline of $11.2 million due to lower volume on catering and banquet events. Other revenue which consists mainly of telecommunication, parking, spa and golf fees also saw a small decline.
     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property that is leased to a third-party tenant on a triple-net basis. Rental income decreased $158,000 primarily due to the lower occupancy and ADR during the 2009 quarter.
     Other revenues for the 2009 quarter decreased $820,000 compared to the 2008 quarter. The decrease is attributable primarily to the decline in ancillary revenues such as parking and phone revenues as a result of lower occupancy.
     Interest income from notes receivable increased $3.0 million for the 2009 quarter compared to the 2008 quarter. Interest income from mezzanine loans originated and acquired after December 31, 2007 contributed $4.5 million to the increase, which was partially offset by decreases resulting from (i) two mezzanine loans that were repaid after March 31, 2008; (ii) two mezzanine notes that are in non-accrual status, and (iii) the decline in LIBOR rates during the 2009 quarter.
     The discount of $65.6 million on the mezzanine loan acquired for $98.4 million in July 2008 that is secured by 681 extended stay hotel properties with a principal amount of $164.0 million is being amortized over the life of the loan including extension periods. Based on trailing 12-month net cash flow from the portfolio as of March 31, 2009, the debt service coverage ratio through our position is approximately 1.60x. As of March 31, 2009, the borrower was current on all payments and in compliance with all covenants of the loan. We expect full repayment of the principal amount at maturity and are recognizing the discount amount of $65.6 million over the potential four year life of the loan. There can be no assurance that our estimate of collectible amounts will not change over time or that they will be representative of the amounts we may actually collect. The risk is that changes in market conditions may prevent the borrower from repaying the loan amount in full and we may have to reverse some of the discount recognized in our income stream in prior periods which may have a material impact on our results of operations.
     Asset management fees and other were $174,000 for the 2009 quarter and $522,000 for the 2008 quarter. The decrease is primarily related to an asset management consulting fee of $338,000 from a consulting agreement with an affiliate that expired in 2008.
     Hotel Operating Expenses. Hotel operating expenses, which consists of direct expenses from departments associated with revenue streams and indirect support departments experienced a reduction of $14.7 million and $12.3 million, respectively. The reductions in direct expenses were due to decline in revenue and were 34.0% of total hotel revenue during the 2009 quarter as compared to 33.3% during the 2008 quarter. The declines in indirect expenses were partly due to the decrease in revenue and partly due to the results of cost saving initiatives adopted by the hotel managers.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other decreased $234,000, or 1.6%, for the 2009 quarter compared to the 2008 quarter.
     Depreciation and Amortization. Depreciation and amortization decreased $1.6 million, or 3.6%, for the 2009 quarter compared to the 2008 quarter primarily due to certain assets that had been fully depreciated since March 31, 2008, which is partially offset by an increase in depreciation expense as a result of capital improvements made at several hotel properties.
     Corporate General and Administrative. Corporate general and administrative expense decreased to $6.8 million for the 2009 quarter compared to $7.7 million for the 2008 quarter. These expenses decreased $805,000 in the 2009 quarter compared to the 2008 quarter, primarily due to a decrease of $611,000 in accrued accounting and audit fees and the continued cost containment plans implemented at the corporate level since December 2008 which includes reductions in overhead from staff layoffs, salary freezes, and reduced benefits and fees along with other cost saving measures.
     Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of unconsolidated joint venture was $604,000 and $526,000 for the 2009 quarter and 2008 quarter, respectively, which represents 25% of the earnings from the PREI JV. The joint venture was formed to invest in structured debt and equity hotel investments in the United States. The earnings are primarily generated from the interest earned on the mezzanine notes. As of March 31, 2009, the joint venture owned $76.6 million of mezzanine notes.
     Interest Income. Interest income decreased $441,000 for 2009 quarter compared to the 2008 quarter primarily due to the significant decline in short-term interest rates which is partially offset by an increase in average cash balances.
     Other Income. Other income was $10.7 million and $296,000 for the 2009 quarter and the 2008 quarter, respectively, which represents the net interest income on the non-hedge interest rate swap, floor and flooridors. Other income for the 2009 quarter also includes a loss of $69,000 recorded for the change in cash surrender value related to an insurance contract for our deferred compensation plan.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $2.3 million to $36.5 million for the 2009 quarter from $38.9 million for the 2008 quarter. The decline is primarily attributable to the decrease in interest expense on our variable rate debt as a result of continued decline in LIBOR rates. LIBOR rates at March 31, 2009 and 2008 were $0.50% and 2.70%, respectively. The decrease was partially offset by the higher weighted average debt balance during the 2009 quarter.
     Write-off of Loan Cost, Premiums and Exit Fees. During the 2009 quarter we refinanced the $47.4 million mortgage loan secured by a hotel property in Arlington, VA with a $60.8 million loan. The unamortized debt premium of $1.3 million and loan cost of $411,000 on the loan were written off at refinance.
     Unrealized Gain on Derivatives. Beginning in March 2008, we entered into significant notional amount of interest rate swap, floor, flooridor and cap transactions that were not designated as hedges. As a result, the changes in fair value of these derivatives are included in earnings. During the 2009 quarter and the 2008 quarter, we recorded an unrealized gain of $18.0 million and $4.0 million, respectively, on these derivatives. Due to the LIBOR future curve used in determining the fair values continuing to turn downward during the 2009 quarter, the fair value of these derivatives increased during the 2009 quarter from their December 31, 2008 levels.
     Income Tax Expense. Income tax expense for continuing operations was $221,000 and $338,000 for the 2009 quarter and the 2008 quarter, respectively. Income tax expense for both the 2009 quarter and 2008 quarter consisted primarily of Texas margin tax and state taxes assessed on partnership subsidiaries. The decrease in the 2009 quarter is primarily due to the decline in hotel revenues that the Texas margin tax is based on. As a result of Ashford TRS losses in 2008 and prior years, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our net deferred tax asset would not be realized, and therefore, have provided a valuation allowance to fully reserve against these amounts.

     Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common shareholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus distributions paid to these limited partners’ Class B unit holdings. The weighted average ownership percentage for the three months ended March 31, 2009 and 2008 was 15.0% and 10.1%, respectively. The increase was due to the decrease in average outstanding common shares as a result of the repurchase of our common shares. Net income allocated to the noncontrolling interests plus distributions paid to these limited partners were $1.6 million and $631,000 for the 2009 quarter and the 2008 quarter, respectively.
     Income from Discontinued Operations Attributable to Controlling Interests. For the 2008 quarter, income from discontinued operations consisted of the operating results through the date of sale for three hotel properties and the operating results for the entire 2008 quarter for seven hotel properties that were classified as held for sale at March 31, 2008. Included in income from discontinued operations were gains on sales of $889,000. Operating results of discontinued operations also reflected interest and related debt expense of $1.7 million. In addition, a debt premium of $2.1 million and unamortized loan costs of $224,000 were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt. Income from discontinued operations attributable to redeemable noncontrolling interests for the 2008 quarter was $301,000.
     Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures. During the 2009 quarter and the 2008 quarter, the noncontrolling interest partners in consolidated joint ventures were allocated net income of $297,000 and $67,000, respectively. Noncontrolling interests in consolidated joints ventures represented ownership ranging from 11% to 25% of six hotel properties held by two joint ventures.
NON-GAAP FINANCIAL MEASURES
     EBITDA is defined as net income before interest expense, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership. We believe EBITDA is useful to investors as it is an indicator of our ability to service debt and pay cash dividends. EBITDA, as calculated by us may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as a indicator of liquidity. The following table reconciles net income to EBITDA (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$11,954	$6,252
Less: Net income attributable to noncontrolling interests in consolidated joint ventures	(297)	(67)

Net income attributable to the Company	11,657	6,185
Depreciation and amortization	40,642	46,326
Interest expense and amortization of loan costs	36,072	40,590
Income tax expense	221	410
Net income attributable to noncontrolling interests in operating partnership	1,558	631
Interest income	(99)	(546)

EBITDA	$90,051	$93,596

     The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items attributable to noncontrolling interests in operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements. The following table reconciles net income to FFO (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$11,954	$6,252
Less: Net income attributable to noncontrolling interests in consolidated joint ventures	(297)	(67)
Less: Preferred dividends	(4,830)	(7,018)

Net income (loss) available to common shareholders	6,827	(833)
Depreciation and amortization on real estate	40,566	45,298
Gains on sales of properties	—	(889)
Net income attributable noncontrolling interests in operating partnership	1,558	631

FFO	$48,951	$44,207

LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, principal payments from mezzanine loans, property refinancing proceeds, asset sales, property level preferred equity, return of capital from existing mezzanine loans, and net cash derived from the interest rate derivatives. Our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, debt interest and principal payments, and repurchases of our securities. Items that impact our cash flows and liquidity are summarized as follows:
     Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statement of cash flows which includes the changes in balance sheet items were $32.4 million and $27.3 million for the 2009 quarter and the 2008 quarter, respectively. The increase is principally due to the interest payments on indebtedness decreasing by $13.4 million resulting from a sharp decline in LIBOR rates during the 2009 quarter and the timing of making payments. This increase is partially offset by a decline in cash flows from operations as a result of the global economic slowdown which resulted in reduced travel and demand for hotel rooms.
     Net Cash Flows (Used in) Provided by Investing Activities. For the 2009 quarter, investing activities used net cash flows of $19.8 million for improvements to various hotel properties. For the 2008 quarter, investing activities provided net cash flows of $5.3 million, which consisted of net proceeds of $79.2 million from sales of two hotel properties and one office building and a payment of $16.2 million for the 75% note receivable sold to the PREI JV. These cash inflows were partially offset by $39.5 million for acquisitions or originations of notes receivable, $17.8 million for the net payment for the acquisition of a 25% interest in a mezzanine loan acquired by PREI JV, and $32.6 million of improvements to various hotel properties.
     Net Cash Flows Used in Financing Activities. For the 2009 quarter, net cash flow used in financing activities was $14.5 million. Cash outlays consisted of $49.4 million of payments on indebtedness and capital leases, $1.5 million of loan costs, $6.3 million of dividends paid, $8.6 million paid for entering into interest rate derivatives, $16.2 million of payments to acquire treasury shares and $10.7 million to purchase Series A and Series D preferred stocks. These cash outlays were partially offset by $67.8 million from debt refinancing, a $156,000 cash payment from noncontrolling interests in consolidated joint ventures and a $10.1 million cash payment from the counterparties of the interest rate derivatives. For the 2008 quarter, net cash flow used in financing activities was $30.4 million consisting of $61.4 million of payments on indebtedness and capital leases, $35.0 million of dividends paid, $4.6 million paid for entering into interest rate swap, floor and cap transactions, and $4.6 million of payments to acquire treasury shares. These cash outlays were partially offset by a $75.0 million draw on our senior credit facility, a $137,000 cash payment from noncontrolling interests in consolidated joint ventures and $53,000 buy-ins of the operating partnership units issued to our executives under our long term incentive partnership units plan.
     We are required to maintain certain financial ratios under various debt agreements. If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties, maintaining an overall minimum net worth, maintaining a maximum loan to value, and maintaining an overall minimum total assets. At March 31, 2009, we were in compliance with all covenants or other requirements set forth in our credit agreements as amended.
     The main covenants of our $250.0 million senior credit facility with 10 banks, which expires in 2012 after extensions, include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through March 31, 2011 (actual of 1.73x at March 31, 2009), and 1.35x thereafter till expiration; (ii) the maximum leverage ratio, as defined, of 65% (actual of 56.9% at March 31, 2009).
     Dividend Policy. Effective with the fourth quarter ended December 31, 2008, in conjunction with the credit facility amendment, the Board of Directors suspended the common stock dividend. We expect to distribute the minimum dividend required to maintain our REIT status in 2009, which is likely to be determined, if necessary, in the fourth quarter of 2009. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under federal income tax laws governing REIT distribution requirements.
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
     Based upon the current level of operations, management believes that our cash flow from operations along with our significant cash balances will be adequate to meet upcoming anticipated requirements for interest, dividends, working capital, capital expenditures, and share repurchases for the next 12 months. With respect to upcoming maturities, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue mortgage financing on individual properties and our mortgage investments.
     We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loan or from proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales and loan investment payoffs. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.
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
SEASONALITY
     Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months and some during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.

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
     At March 31, 2009, our $2.8 billion debt portfolio included $921.7 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2009 would be approximately $572,000 per quarter.
     We primarily use interest rate derivatives to hedge our asset cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). To accomplish these objectives, we enter into interest rate swaps, caps and floors. We believe that the counterparties’ nonperformance risk is limited. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when interest rates exceed the cap strike. Interest rate floors provide the counterparties with rate protection below the strike rate. Since March 2008, we have entered into interest rate swap, cap and floor transactions that were not designated as hedges. The changes in the fair market values of these transactions are recorded in earnings. Based on the LIBOR rates in effect on March 31, 2009, the interest rate derivatives we entered into in 2008 and 2009 would result in a quarterly savings of approximately $11.0 million. Due to the interest rate cap and floor on these derivatives, a 25-basis point change to the LIBOR rates would not change the amount of the interest savings.
     At March 31, 2009, our $215.8 million notes receivable included $171.2 million of variable-rate notes. The impact on the results of operations of a 25-basis change in interest rate on the outstanding balance of variable-rate notes at March 31, 2009 would be $107,000 per quarter.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2009, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2009, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first three months of 2009:

	Total		Total Number of	Maximum Dollar
	Number	Average	Shares Purchased	Value of Shares That
	Of Shares	Price Paid	As Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Plan(1)	Under the Plan
Dollar amount available at beginning of period				$200,000,000
Common stock:
January 1 to January 31	1,382,700	$1.50	1,382,700	(2)
February 1 to February 29	5,930,519	1.39	5,930,519	(2)
March 1 to March 31	4,392,147	1.28	4,392,147	(2)

Total	11,705,366	$1.36	11,705,366	(2)

Series A Preferred stock:
January 1 to January 31	168,700	$7.87	168,700	(2)
February 1 to February 29	528,900	7.50	528,900	(2)

Total	697,600	$7.65	697,600	(2)

Series D Preferred stock:
February 1 to February 29	502,550	$7.32	502,550	(2)
March 1 to March 31	225,000	7.12	225,000	(2)

Total	727,550	$7.26	727,550	(2)

Dollar amount available at end of period				$173,511,000

(1)	In November 2007, our Board of Directors authorized management to purchase up to a total of $50 million of our common shares from time to time on the open market. On September 5, 2008, the Board of Directors authorized the repurchase of an additional $75 million of our common stock that may be purchased under the share repurchase program. The $75 million authorization was subsequently revised to include repurchases of both common and preferred stock. Repurchases under these authorizations were completed in September 2008 and December 2008, respectively. In January 2009, the Board of Directors authorized an additional $200 million repurchase plan authorization (excluding fees, commissions and all other ancillary expenses) for the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or the prepayment of our outstanding debt obligations.

(2)	Maximum dollar value of shares that may yet be purchased under the plan at the end of January, February and March was $196,597,000, $180,728,000 and $173,511,000, respectively.

ITEM 6. EXHIBITS

Exhibit	Description
10.30.3	Confirmation of Trade, dated March 5, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from UBS AG as effect on December 14, 2009

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2008	By:	/s/ Montgomery J. Bennett
Montgomery J. Bennett
Chief Executive Officer

Date: May 7, 2008	By:	/s/ David J. Kimichik
David J. Kimichik
Chief Financial Officer