Form 10-Q
period 2009-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2009-08-07
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	67,818,732

(Class)	Outstanding at August 7, 2009

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments in hotel properties, net	$3,509,856	$3,568,215
Cash and cash equivalents	236,577	241,597
Restricted cash	67,283	69,806
Accounts receivable, net of allowance of $467 and $598, respectively	43,088	41,110
Inventories	3,281	3,341
Notes receivable	86,395	212,815
Investment in unconsolidated joint venture	19,888	19,122
Deferred costs, net	21,427	24,211
Prepaid expenses	17,818	12,903
Interest rate derivatives	77,657	88,603
Other assets	5,340	6,766
Intangible assets, net	3,033	3,077
Due from third-party hotel managers	49,127	48,116

Total assets	$4,140,770	$4,339,682

Liabilities and Equity
Liabilities:
Indebtedness	$2,803,383	$2,790,364
Capital leases payable	125	207
Accounts payable and accrued expenses	107,975	93,476
Dividends payable	5,527	6,285
Unfavorable management contract liabilities	19,821	20,950
Due to related parties	1,040	2,378
Due to third-party hotel managers	4,287	3,855
Other liabilities	7,981	8,124

Total liabilities	2,950,139	2,925,639

Commitments and contingencies (Note 14)
Series B-1 cumulative convertible redeemable preferred stock, $0.01 par value, 7,447,865 shares issued and outstanding	75,000	75,000
Redeemable noncontrolling interests in operating partnership	85,433	107,469
Equity:
Shareholders’ equity of the Company:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A Cumulative Preferred Stock, 1,487,900 shares and 2,185,500 shares issued and outstanding at June 30, 2009 and December 31, 2008	15	22
Series D Cumulative Preferred Stock, 5,666,797 shares and 6,394,347 shares issued and outstanding at June 30, 2009 and December 31, 2008	57	64
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,748,859 shares issued; 70,194,803 shares and 86,555,149 shares outstanding at June 30, 2009 and December 31, 2008	1,227	1,227
Additional paid-in capital	1,433,420	1,450,146
Accumulated other comprehensive loss	(771)	(860)
Accumulated deficit	(283,845)	(124,782)
Treasury stock, at cost, 52,554,056 and 36,193,710 shares at June 30, 2009 and December 31, 2008	(139,181)	(113,598)

Total shareholders’ equity of the Company	1,010,922	1,212,219
Noncontrolling interests in consolidated joint ventures	19,276	19,355

Total equity	1,030,198	1,231,574

Total liabilities and equity	$4,140,770	$4,339,682

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Revenue
Rooms	$176,405	$223,915	$349,159	$433,408
Food and beverage	47,850	63,410	95,234	122,009
Rental income from operating leases	1,405	1,526	2,594	2,873
Other	11,663	13,522	23,642	26,321

Total hotel revenue	237,323	302,373	470,629	584,611
Interest income from notes receivable	2,421	3,216	8,636	6,471
Asset management fees and other	205	921	379	1,443

Total revenue	239,949	306,510	479,644	592,525

Expenses
Hotel operating expenses:
Rooms	40,607	47,840	79,747	93,272
Food and beverage	33,527	43,196	67,535	84,769
Other expenses	76,151	86,903	150,880	172,786
Management fees	9,333	11,796	18,584	23,037

Total hotel operating expenses	159,618	189,735	316,746	373,864
Property taxes, insurance and other	16,189	16,234	30,579	30,858
Depreciation and amortization	38,573	39,013	79,992	81,999
Impairment charges	140,327	—	140,327	—
Corporate general and administrative	6,911	8,365	13,757	16,069

Total expenses	361,618	253,347	581,401	502,790

Operating (loss) income	(121,669)	53,163	(101,757)	89,735
Equity in earnings of unconsolidated joint venture	617	1,287	1,221	1,813
Interest income	92	351	197	897
Other income	11,214	2,569	21,912	2,865
Interest expense and amortization of loan costs	(36,570)	(38,031)	(73,118)	(76,900)
Write-off of loan costs, premiums and exit fees	—	—	930	—
Unrealized loss on derivatives	(37,723)	(55,438)	(19,691)	(51,389)

Loss from continuing operations before income taxes and redeemable noncontrolling interests	(184,039)	(36,099)	(170,306)	(32,979)
Income tax expense	(172)	(319)	(393)	(657)
Loss from continuing operations attributable to redeemable noncontrolling interests in operating partnership	22,702	3,059	21,144	2,729

Loss from continuing operations	(161,509)	(33,359)	(149,555)	(30,907)
Income from discontinued operations attributable to controlling interests	—	9,572	—	13,372

Net loss	(161,509)	(23,787)	(149,555)	(17,535)
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	450	(2,717)	153	(2,784)

Net loss attributable to the Company	(161,059)	(26,504)	(149,402)	(20,319)
Preferred dividends	(4,831)	(7,018)	(9,661)	(14,036)

Net loss attributable to common shareholders	$(165,890)	$(33,522)	$(159,063)	$(34,355)

Income (loss) per share — basic and diluted:
Loss from continuing operations attributable to common shareholders	$(2.34)	$(0.36)	$(2.10)	$(0.40)
Income from discontinued operations attributable to common shareholders	—	0.08	—	0.11

Net loss attributable to common shareholders	$(2.34)	$(0.28)	$(2.10)	$(0.29)

Weighted average common shares outstanding — basic and diluted	70,882	118,911	75,685	118,870

Dividends declared per common share	$—	0.21	$—	0.42

Amounts attributable to common shareholders:
Loss from continuing operations, net of tax	$(161,059)	$(36,076)	$(149,402)	$(33,691)
Income from discontinued operations, net of tax	—	9,572	—	13,372
Preferred dividends	(4,831)	(7,018)	(9,661)	(14,036)

Net loss attributable to common shareholders	$(165,890)	$(33,522)	$(159,063)	$(34,355)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Net loss	$(161,509)	$(23,787)	$(149,555)	$(17,535)

Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	199	21	55	14
Reclassification to interest expense	30	15	60	21
Foreign currency translation adjustments	—	10	—	(126)

Total other comprehensive income (loss)	229	46	115	(91)

Comprehensive loss	(161,280)	(23,741)	(149,440)	(17,626)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	414	(2,717)	127	(2,784)

Comprehensive loss attributable to the Company	$(160,866)	$(26,458)	$(149,313)	$(20,410)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2009
(in thousands)
(Unaudited)

									Accumulated			Noncontrolling
	Preferred Stock						Additional		Other			Interests in
	Series A		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Income (Loss)	Shares	Amounts	Joint Ventures	Total
Balance at January 1, 2009	2,185	$22	6,394	$64	122,749	$1,227	$1,450,146	$(124,782)	$(860)	(36,194)	$(113,598)	$19,355	$1,231,574
Stock-based compensation expense	¯	—	—	—	—	—	2,192	—	—	—	—	—	2,192
Purchases of preferred stock	(697)	(7)	(727)	(7)	—	—	(10,642)	—	—	—	—	—	(10,656)
Purchases of treasury shares	¯	—	—	—	—	—	—	—	—	(17,440)	(33,936)	—	(33,936)
Issuance of restricted shares under stock-based compensation plan	¯	—	—	—	—	—	(8,276)	—	—	1,080	8,353	—	77
Net loss	¯	—	—	—	—	—	—	(149,402)	—	—	—	(153)	(149,555)
Dividends declared — Preferred A shares	¯	—	—	—	—	—	—	(1,590)	—	—	—	—	(1,590)
Dividends declared — Preferred B-1 shares	¯	—	—	—	—	—	—	(2,085)	—	—	—	—	(2,085)
Dividends declared — Preferred D shares	¯	—	—	—	—	—	—	(5,986)	—	—	—	—	(5,986)
Change in unrealized losses on derivatives	¯	—	—	—	—	—	—	—	30	—	—	25	55
Reclassification to interest expense	¯	—	—	—	—	—	—	—	59	—	—	1	60
Contributions from noncontrolling interests	¯	—	—	—	—	—	—	—	—	—	—	281	281
Distributions to noncontrolling interests	¯	—	—	—	—	—	—	—	—	—	—	(233)	(233)

Balance at June 30, 2009	1,488	$15	5,667	$57	122,749	$1,227	$1,433,420	$(283,845)	$(771)	(52,554)	$(139,181)	$19,276	$1,030,198

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(149,555)	$(17,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss attributable to redeemable noncontrolling interests in operating partnership.	(21,144)	(1,594)
Depreciation and amortization	79,992	87,529
Impairment charges	140,327	—
Equity in earnings of unconsolidated joint venture	(1,221)	(1,813)
Distributions of earnings from unconsolidated joint venture	455	—
Income from derivatives	(21,924)	(2,865)
Gain on sales of properties	—	(6,903)
Amortization of discounts, deferred loan costs and deferred income on notes receivable	(3,042)	(671)
Amortization of loan costs and write-off of loan costs, premiums and exit fees	4,042	3,509
Write-off of loan costs, premiums and exit fees, net	(930)	(1,347)
Unrealized loss on derivatives	19,691	51,389
Stock-based compensation	2,757	3,469
Changes in operating assets and liabilities —
Restricted cash	2,523	2,139
Accounts receivable and inventories	(1,918)	(9,606)
Prepaid expenses and other assets	(3,494)	582
Accounts payable and accrued expenses	15,889	(22,397)
Other liabilities	(3,153)	(4,182)

Net cash provided by operating activities	59,295	79,704

Cash Flows from Investing Activities
Acquisitions/originations of notes receivable	—	(39,530)
Proceeds from payments of notes receivable	6	16,165
Investment in unconsolidated joint venture	—	(17,769)
Improvements and additions to hotel properties	(33,491)	(76,989)
Proceeds from sales of discontinued operations	—	282,605

Net cash (used in) provided by investing activities	(33,485)	164,482

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	67,800	185,900
Repayments of indebtedness and capital leases	(53,484)	(332,509)
Payments of deferred loan costs	(1,821)	(856)
Payments of dividends	(11,812)	(70,087)
Payments for derivatives	(8,683)	(4,576)
Cash income from derivatives	21,715	2,509
Repurchases of treasury stock	(33,936)	(4,594)
Repurchases of preferred stock	(10,656)	—
Other	47	280

Net cash used in financing activities	(30,830)	(223,933)

Net (decrease) increase in cash and cash equivalents	(5,020)	20,253
Cash and cash equivalents at beginning of year	241,597	92,271

Cash and cash equivalents at end of period	$236,577	$112,524

Supplemental Cash Flow Information
Interest paid	$69,381	$83,032
Income taxes paid	$493	$574
Supplemental Disclosure of Non-Cash Investing Activity
Note receivable contributed to unconsolidated joint venture	$—	$5,230
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
     Ashford Hospitality Trust, Inc. (“Ashford”) is a self-advised real estate investment trust (“REIT”) which commenced operations on August 29, 2003 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including the acquisition of six hotels (“Initial Properties”). We began investing in mezzanine loans in November 2003 and originated our first mortgage loan secured by a hotel property in 2004. Ashford owns its lodging investments and conducts its business through Ashford Hospitality Limited Partnership, the operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of the REIT, serves as the sole general partner of our operating partnership. In this report, the terms “Ashford”, “the Company,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
     As of June 30, 2009, we owned 97 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represents 23,255 total rooms, or 22,913 net rooms excluding those attributable to joint venture partners. All of these hotel properties are located in the United States. As of June 30, 2009, we also wholly owned $86.4 million of mezzanine or first-mortgage loans receivable. In addition, at June 30, 2009, we had a 25% ownership in a $77.9 million of mezzanine loan held in a joint venture. See Note 6.
     For federal income tax purposes, we elected to be treated as a real estate investment trust (“REIT”), which imposes limitations related to operating hotels. As of June 30, 2009, 102 of our hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of June 30, 2009, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of June 30, 2009, Remington Lodging managed 45 of our 103 hotel properties, while third-party management companies managed the remaining 58 hotel properties.
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
     In the preparation of the accompanying unaudited consolidated financial statements, management has evaluated events that have occurred after June 30, 2009, through the time we issued our financial statements on August 7, 2009.
     The following items affect our reporting comparability related to our consolidated financial statements:
•	The operations of our hotels have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•	Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the second quarters of 2009 and 2008 ended June 19 and June 13, respectively.
     Use of Estimates — The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
     Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. During the quarter ended June 30, 2009, we recorded an impairment of $10.9 million on one hotel property. See Notes 4 and 11.
     Notes Receivable — We provide mezzanine and first-mortgage financing in the form of notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received.
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN No. 46(R)”), variable interest entities, as defined, must be consolidated by their controlling interest beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. Our mezzanine and first-mortgage loans receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to the controlling interest in the secured hotel properties. All such loans receivable are considered to be variable interests in the entities that own the related hotels. However, we are not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, we do not consolidate the hotels for which we have provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN No. 46(R) criteria, and such entities will be consolidated, if required. In evaluating FIN No. 46(R) criteria, our analysis involves considerable management judgment and assumptions.
     Impairment of Notes Receivable — We review notes receivables for impairment in each reporting period pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15.” A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts recorded as assets on the balance sheet according to the contractual terms of the loan agreement. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

\

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a reserve for loan losses through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. During the quarter ended June 30, 2009, we recorded a valuation allowance of $129.5 million for our mezzanine loan portfolio. See Notes 5 and 11.
     Revenue Recognition — Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, and space rentals, are recognized when services have been rendered. Rental income, representing income from leasing hotel properties to third-party tenants on triple-net operating leases, is recognized on a straight-line basis over the lease terms. Interest income, representing interest on the mezzanine and first mortgage loan portfolio (including accretion of discounts on certain loans using the effective interest method), is recognized when earned. However, we discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Asset management fees are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. For the hotel leased to a third party, we report deposits into our escrow accounts for capital expenditure reserves as income.
     Derivative Financial Instruments and Hedges — We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate swaps involve the exchange of fixed-rate payments for variable-rate payments over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For interest rate floor, we pay our counterparty interest when the variable interest rate index is below the strike rate. Under the interest rate flooridors, the counterparty pays us the interest when the interest rates are below the original floor strike rate up to the new floor strike rate. We account for the interest rate derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All derivatives are recorded on the balance sheet at fair value and reported as “Interest rate derivatives.” For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated other comprehensive income (loss)” (OCI) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Other income” in the consolidated statements of operations. For derivatives that are not designated as cash flow hedges, the changes in the fair value are recognized in earnings as “Other income” in the consolidated statements of operations. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
     Recently Adopted Accounting Standards — In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be re-characterized as noncontrolling interests and classified as a component of equity subject to the provisions of Emerging Issues Task Force (“EITF”) Topic D-98. SFAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. To comply with SFAS No. 160, we have reclassified the noncontrolling interests in our consolidated joint ventures from the mezzanine section of our balance sheets to equity. Noncontrolling interests in our operating partnership will continue to be classified in the mezzanine section of the balance sheet as these redeemable operating units do not meet the requirements for equity classification under EITF Topic D-98. The redemption feature requires the delivery of cash or registered shares. The carrying value of the noncontrolling interests in the operating partnership is based on the accumulated historical cost as the accumulated historical cost ($85.4 million at June 30, 2009) is greater than the redemption value ($40.4 million at June 30, 2009) prescribed by EITF Topic D-98. Net income attributable to noncontrolling interests in our consolidated joint ventures is reported as a deduction from net income, and we reclassified prior period amounts to reflect this requirement. The adoption of this standard had no effect on our basic and diluted earnings per share.

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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 require disclosures about fair values of financial instruments for interim reporting periods. Accordingly, the fair values of financial instruments have been disclosed in Note 15. The adoption of this FSP did not have an impact on our financial position and results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim and annual periods ending after June 15, 2009. We adopted this statement in the quarter ended June 30, 2009. Upon the adoption, subsequent events were evaluated through the time we issued our financial statements on August 7, 2009.
     Recently Issued Accounting Standards — In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS 166 is effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. SFAS 166 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial assets. In addition, SFAS 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The impact of adopting SFAS 166 when effective will depend upon the nature, term and size of the assets transferred, if any, that we consummate after the effective date.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 is effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. SFAS 167 redefines the characteristics of the primary beneficiary to be identified when an enterprise performs analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in a variable interest entity (VIE). SFAS 167 requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed and ongoing reassessments of whether it is the primary beneficiary of a VIE. SFAS 167 also amends certain guidance in

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interpretation 46(R) for determining whether an entity is a VIE and eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. We are currently evaluating the effects the adoption of SFAS 167 will have on our financial condition and results of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, we will adopt this statement in the third quarter of 2009. On the effective date of SFAS 168, the codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Upon effectiveness, references to GAAP pronouncements in the financial statements will be changed from authoritative accounting standards to Codification references. The adoption of FAS 168 will not change our accounting practices.
     Reclassifications — Certain amounts in the consolidated financial statements as of December 31, 2008 and for the three and six months ended June 30, 2008 have been reclassified to conform to the presentation format adopted in 2009 as a result of the adoption of SFAS No. 160. In addition, certain amounts in the consolidated statements of operations for the three and six months ended June 30, 2008 have been reclassified to reflect the hotel properties disposed of subsequent to June 30, 2008 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These reclassifications have no effect on the results of operations or financial position previously reported.
3. Summary of Significant Transactions and Development
     Material Impairments — In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million mezzanine loan receivable (book value as of March 31, 2009 was $109.4 million) secured by 681 hotels with initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. We anticipate that ESH, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note. Additional valuation allowance totaling $20.1 million was recorded on three other mezzanine loans. See Notes 5 and 11.
     Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property. Due to the effect of market conditions in the region, the operating cash flows from the hotel property are not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We have not cured the notice of default and intend to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we recorded an impairment charge of $10.9 million during the quarter ended June 30, 2009 to write down the carrying amount of the hotel property to its estimated fair value. See Notes 4 and 11.
     Interest Rate Derivative Transactions — In March 2009, in order to take advantage of the declining LIBOR rates, we entered into a one-year “flooridor” with a financial institution for the period commencing December 14, 2009 and ending December 13, 2010 for a notional amount of $3.6 billion. The flooridor establishes a new floor rate of 0.75% for the original $1.8 billion interest rate floor we entered into on March 13, 2008. Under this new flooridor, the counterparty will pay us interest on the notional amount when the interest rates are below the original floor of 1.25% up to a maximum of 50 basis points on the notional amount. The upfront cost of this flooridor was $8.5 million. In addition, during the six months ended June 30, 2009, we entered into seven interest rate caps with total notional amounts of $283.0 million to cap the interest rates on mortgage loans with an aggregate principal amount of $283.0 million (aggregate principal balance at June 30, 2009 was $280.5 million) between 4.81% and 6%. Total price for these hedges was $233,000. These interest rate caps were designated as cash flow hedges.
     Authorization of Repurchases of Common and Preferred Shares and Prepayment of Outstanding Debt Obligations — In January 2009, the Board of Directors approved an additional $200.0 million authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the six months ended June 30, 2009, we have purchased 17.4 million shares of our common stock, 697,600 shares of the Series A preferred stock and 727,550 shares of the Series D preferred stock for a total price of $44.6 million.
     Debt Financing and Refinancing — In February 2009, we refinanced the $47.4 million loan (excluding premium of $1.4 million) secured by a hotel property in Arlington, VA, with a $60.8 million loan at an interest rate of LIBOR plus 4% for three years with two one-year extensions. In conjunction with the refinancing, we purchased an interest rate cap with notional amount of $60.8 million and a strike rate of 4.81% for $161,000. In addition, in March 2009, we obtained a $7.0 million mortgage loan on a hotel property in Jacksonville, Florida. The loan matures April 2034 and bears an interest rate at the greater of 6% or prime plus 1%.
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Land	$530,480	$531,336
Buildings and improvements	3,064,810	3,065,744
Furniture, fixtures and equipment	370,789	359,397
Construction in progress	15,180	11,121

Total cost	3,981,259	3,967,598
Accumulated depreciation	(471,403)	(399,383)

Investment in hotel properties, net	$3,509,856	$3,568,215

     Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property are not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We have not cured the notice of default and intend to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we wrote down the hotel property to its estimated fair value at June 30, 2009 and recorded an impairment charge of $10.9 million. In determining the fair value of the property, we obtained a market analysis based on eight recent hotel sales in the Midwest region provided by a third party. Those sales ranged from a low of $33,000 per key to a high of $125,000 per key. We evaluated the analysis and determined that the current note payable balance on the Dearborn hotel property of $29.1 million, or $38,000 per key, is within the range and approximates the fair value of the property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Notes Receivable
     Notes receivable consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Mezzanine loan secured by various mortgage-backed securities sponsored by government agencies, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest-only payments through maturity	$11,000	$11,000
First mortgage loan secured by one hotel property, matured October 2008, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity (the balance before valuation allowance was $18,200 at June 30, 2009)	9,100	18,200
Mezzanine loan secured by 105 hotel properties, matures April 2010, with a one-year extension option at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,688	25,694
Mezzanine loan secured by one hotel property, matures September 2009, with two one-year extension options, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity (the balance before valuation allowance was $7,000 at June 30, 2009)	—	7,000
Mezzanine loan secured by one hotel property, matured July 2009, with two one-year extension options, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity (the balance before valuation allowance was $4,000 at June 30, 2009)	—	4,000
Mezzanine loan secured by one hotel property, matures January 2011, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	7,056	7,056
Mezzanine loan with principal balance of $38.0 million secured by one hotel property, matures June 2017, at an interest rate of 9.66%, with interest-only payments through maturity	33,601	33,445
Mezzanine loan with principal balance of $164.0 million secured by 681 extended-stay hotel properties, matured June 2009, with three one-year extension options, at an interest rate of LIBOR plus 2.5%, with interest-only payments through maturity (the balance before valuation allowance was $109,272 at June 30, 2009)	—	106,376

	86,445	212,771
Deferred loan costs and deferred income, net	(50)	44

Total notes receivable	$86,395	$212,815

Weighted average effective interest rate	8.0%	16.5%

     In general, our notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturities.
     Interest payments since March of 2009 have not been made on the $7.1 million junior participation note receivable maturing January 2011, secured by a hotel property in La Jolla, California. In accordance with our accounting policy, we have ceased recording interest and recording income amortization of fees on this note beginning in March of 2009. We put the borrower in default for failure to make the payments as well as other reasons. The first mortgage holder also put the borrower in default. We are in discussions with the borrower and the first mortgage holder with regard to potential workout solutions. Because we obtained personal guaranties from the borrower, no valuation allowance was recorded on this note.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by a hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. In accordance with our accounting policy, we discontinued recording interest on this note beginning in October 2008. The servicer on this loan is adjusting the loss with the insurance underwriter and overseeing the renovation to facilitate the reopening of the hotel. During the quarter ended June 30, 2009, we were made aware that full recovery of the cost from insurance may not occur as certain necessary expenditures of approximately $8.6 million may not be covered by the insurance proceeds. As a result, we recorded a valuation allowance of $9.1 million to reflect our concerns regarding the collectability of our investment, which is included in the “impairment charges” in the consolidated statements of operations.
     The borrower of the $4.0 million junior participation loan collateralized by Sheraton Dallas, Texas due in July 2009 has been in default since May 11, 2009. Based on a most recent appraisal of the property from a third party, it is unlikely that we will be able to recover our full investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable which is included in the “impairment charges” in the consolidated statements of operations.
     The $164.0 million principal amount mezzanine loan secured by 681 Extended Stay hotel properties was purchased at a significant discount which was amortized over the life of the loan through March 31, 2009. In June 2009, the issuer of this note filed for Chapter 11 bankruptcy protection from its creditors. We anticipate that the issuer, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million for the full amount of the book value of the note, which is included in the “impairment charges” in the consolidated statements of operations. Prior to the bankruptcy filing, all payments on this loan were current. We recorded income from this loan of $4.7 million for the five months ended May 31, 2009.
     The $7.0 million loan collateralized by the Le Meridien hotel property in Dallas, Texas was also evaluated for impairment at June 30, 2009. The property is no longer in a position to service its debt payments in the absence of cash infusion from the borrower. It is likely that we will be unable to recover the full value of our investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable which is included in the “impairment charges” in the consolidated statements of operations.
     The process of evaluating the collectability of our notes receivable involves significant judgment. Therefore, there is at least a reasonable possibility that a change in our estimates regarding collectability will occur in the future.
6. Investment in Unconsolidated Joint Venture
     We have a 25% ownership interest in a joint venture which invests in mezzanine loans. At June 30, 2009 and December 31, 2008, our investment in the joint venture consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
25% of a mezzanine loan acquired at a discounted price (principal balance of $21,000), secured by 29 hotel properties, matures August 2010 with two one-year extension options, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	$19,486	$18,813
25% of a mezzanine loan at par value secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	5,461	5,461
Allowance for loan losses	(5,461)	(5,461)
Other, net	106	106
Distributions	(2,255)	(1,800)
Equity in earnings since inception before discount amortization and impairment charge	2,551	2,003

Total	$19,888	$19,122

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Assets Held for Sale and Discontinued Operations
     The following table summarizes the operating results of the discontinued operations for the three and six months ended June 30, 2008 ($ in thousands):

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
Number of properties:
Properties classified as held for sale at end of period	4	4
Properties sold during the period	3	6

Total properties included in discontinued operations	7	10

Results of operations:
Hotel revenues	$33,369	$68,945
Total operating expenses	(24,946)	(54,040)

Operating income	8,423	14,905
Gain on sales of properties	6,014	6,903
Depreciation and amortization	(2,190)	(5,529)
Interest expense and amortization of loan costs	(1,117)	(2,838)
Write-off of loan costs, premiums and exit fees	(515)	1,347

Income from discontinued operations, net of taxes	10,615	14,788
Income taxes	(209)	(281)
Income from discontinued operations attributable to noncontrolling interests in operating partnership	(834)	(1,135)

Income from discontinued operations attributable to controlling interest	$9,572	$13,372

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Indebtedness
     Indebtedness consists of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Mortgage loan secured by ten hotel properties, matures July 2015, at an interest rate of 5.22%	$160,490	$160,490
Mortgage loan secured by five hotel properties, matures February 2016, at an interest rate of 5.53%	115,645	115,645
Mortgage loan secured by five hotel properties, matures February 2016, at an interest rate of 5.53%	95,905	95,905
Mortgage loan secured by five hotel properties, matures February 2016, at an interest rate of 5.53%	83,075	83,075
Mortgage loan secured by eight hotel properties, matures December 2014 at an interest rate of 5.75%	110,899	110,899
Mortgage loan secured by eight hotel properties, matures December 2015, at an interest rate of 5.70%	100,576	100,576
Mortgage loan secured by five hotel properties, matures April 2017, at an interest rate of 5.95%	115,600	115,600
Mortgage loan secured by seven hotel properties, matures April 2017, at an interest rate of 5.95%	126,466	126,466
Mortgage loan secured by two hotel properties, matures April 2017, at an interest rate of 5.95%	128,408	128,408
Mortgage loan secured by five hotel properties, matures April 2017, at an interest rate of 5.95%	103,906	103,906
Mortgage loan secured by five hotel properties, matures April 2017, at an interest rate of 5.95%	158,105	158,105
Mortgage loan secured by three hotel properties, matures April 2017, at an interest rate of 5.95%	260,980	260,980
Mortgage loan secured by one hotel property, matures April 2017, at an interest rate of 5.91%	35,000	35,000
Mortgage loan secured by ten hotel properties, matures May 2010, at an interest rate of LIBOR (1) plus 1.65%, with two one-year extension options	167,202	167,202
Credit facility secured by mezzanine notes receivable, matures April 2010, at an interest of LIBOR (1) plus a range of 2.75% to 3.5%, depending on the debt-to-value ratio, with two one-year extension options	250,000	250,000
Mortgage loan secured by one hotel property, matures December 2017, at an interest rate of 7.39%, with a remaining premium of $1.4 million (2)	—	48,790
Mortgage loan secured by one hotel property, matures December 2016, at an interest rate of 5.81%	101,000	101,000
Mortgage loan secured by five hotel properties, matures December 2009, at an interest rate of LIBOR (1) plus 1.72%, with two one-year extension options	203,400	203,400
Mortgage loan secured by one hotel property, matures June 2011, at an interest rate of LIBOR(1) plus 2%	19,740	19,740
Mortgage loan secured by one hotel property, matures January 2011, at an interest rate of 8.32%	5,904	5,966
Mortgage loan secured by one hotel property, matures January 2023, at an interest rate of 7.78%	5,240	6,612
TIF loan secured by one hotel property, matures June 30, 2018, at an interest rate of 12.85%	7,783	7,783
Mortgage loan secured by one hotel property, matures March 2010, at an interest rate of 5.6% (3)	29,135	29,396
Mortgage loan secured by three hotel properties, matures April 2011, at an interest rate of 5.47%	65,644	66,420
Mortgage loan secured by four hotel properties, matures March 2010, at an interest rate of 5.95%	75,000	75,000
Mortgage loan secured by two hotel properties, matures August 2011 at an interest rate of LIBOR (1) plus 2.75%, with two one-year extension options	158,000	159,000
Mortgage loan secured by one hotel property, matures March 2011, at an interest rate of LIBOR (1) plus 3.75% with a LIBOR floor of 2.5% and two one-year extension options	52,500	55,000
Mortgage loan secured by one hotel property, matures March 2012, at an interest rate of LIBOR (1) plus 4.0%, with two one-year extension options	60,800	—
Mortgage loan secured by one hotel property, matures April 2034, bearing an interest rate at the greater of 6% or prime plus 1%	6,980	—

Total	$2,803,383	$2,790,364

(1)	LIBOR rates were 0.31% and 0.44% at June 30, 2009 and December 31, 2008, respectively.

(2)	This note was refinanced in February 2009, with the $60.8 million note due March 1, 2012 and the unamortized premium was written off.

(3)	This note is in the process of deed-in-lieu of foreclosure or foreclosure of the property.
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
     Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property are not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The lender issued a notice of default and an acceleration notice. We have not cured the notice of default and intend to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. See Notes 4 and 11.
9. Income (Loss) Per Share
     Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. The following table reconciles the amounts used in calculating basic and diluted income (loss) per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Loss from continuing operations attributable to the Company	$(161,059)	$(36,076)	$(149,402)	$(33,691)
Less: Preferred dividends	(4,831)	(7,018)	(9,661)	(14,036)

Loss from continuing operations attributable to common shareholders	(165,890)	(43,094)	(159,063)	(47,727)
Income from discontinued operations attributable to common shareholders	—	9,572	—	13,372

Net loss attributable to common shareholders	$(165,890)	$(33,522)	$(159,063)	$(34,355)

Weighted average common shares outstanding	70,882	118,911	75,685	118,870

Income (loss) per share — Basic and Diluted:
Loss from continuing operations attributable to common shareholders	$(2.34)	$(0.36)	$(2.10)	$(0.40)
Income from discontinued operations attributable to common shareholders	—	0.08	—	0.11

Net loss attributable to common shareholders	$(2.34)	$(0.28)	$(2.10)	$(0.29)

     Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Loss from continuing operations attributable to common shareholders does not reflect:
Dividends to Preferred B-1 shares	$1,043	$1,564	$2,085	$3,128
Loss from continuing operations attributable to redeemable noncontrolling interests in operating partnership	(22,702)	(3,059)	(21,144)	(2,729)

Total	$(21,659)	$(1,495)	$(19,059)	$399

Weighted average diluted shares does not reflect:
Incremental weighted dilutive shares from restricted stock awards	516	6	258	5
Number of shares from assumed conversion of Preferred B-1 shares	7,448	7,448	7,448	7,448
Assumed conversion of weighted average outstanding operating partnership units	13,439	14,394	13,439	13,928

Total	21,403	21,848	21,145	21,381

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Derivatives and Hedging Activities
     We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our asset cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. We entered into these interest rate derivatives and believe that the counterparties’ nonperformance risk is limited. In March 2009, in order to take advantage of the declining LIBOR rates, we entered into a one-year “flooridor” with a financial institution for the period commencing December 14, 2009 and ending December 13, 2010 for a notional amount of $3.6 billion. The flooridor establishes a new floor rate of 0.75% for the original $1.8 billion interest rate floor we entered into on March 13, 2008. Under this new flooridor, the counterparty will pay us interest on the notional amount when the interest rates are below the original floor of 1.25% up to a maximum of 50 basis points on the notional amount. The upfront cost of this flooridor was $8.5 million. In addition, during the six months ended June 30, 2009, we entered into seven interest rate caps with total notional amounts of $283.0 million to cap the interest rates on mortgage loans with an aggregate principal amount of $283.0 million (aggregate principal balance at June 30, 2009 was $280.5 million) between 4.81% and 6%. Total price for these hedges was $233,000. These interest rate caps were designated as cash flow hedges.
     All derivatives are recorded at their fair values and reported as “Interest rate derivatives” in the consolidated balance sheets. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated other comprehensive income (loss)” (OCI) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Other income” in the consolidated statements of operations. During the next twelve months, we expect $400,000 of accumulated comprehensive loss will be reclassified to interest expense. For derivatives that are not designated as hedges, the changes in the fair value are recognized in earnings as “Unrealized gain on derivatives” in the consolidated statements of operations.
     We have a derivative agreement that incorporates the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At June 30, 2009, we were in compliance with all the covenants under the senior credit facility. At June 30, 2009, the fair value of derivatives related to this agreement was an asset of $51.8 million.
     The fair value of our non-hedge designated interest rate derivatives at June 30, 2009 and the effects of these derivatives on the consolidated statement of operations for the three and six months ended June 30, 2009 are as follows ($ in thousands):

						Gain or (Loss)				Interest Savings or (Cost)
						Recognized in Income				Recognized in Income
						Three		Six		Three		Six
				Fair		Months		Months		Months		Months
				Value		Ended		Ended		Ended		Ended
Derivative	Notional	Strike		Asset/		June 30,		June 30,		June 30,		June 30,
Type	Amount	Rate	Maturity	(Liability)		2009		2009		2009		2009
		Pays LIBOR
Interest rate swap	$1,800,000	plus 2.639%,	2013	$73,922		$(32,829)		$(25,284)		$12,706		$24,668
		receives 5.84%
Interest rate cap	$1,000,000	3.75%	2011	945		689		187		—		—
Interest rate cap	$800,000	3.75%	2009	—		—		—		—		—
Interest rate floor	$1,800,000	1.25%	2013	(11,521)		(4,082)		5,646		(3,824)		(7,002)
Interest rate flooridor	$1,800,000	1.25% – 0.75%	2009	4,030		(1,491)		(1,687)		2,275		4,258
Interest rate flooridor	$3,600,000	1.25% – 0.75%	2010	9,894		(16)		1,443		—		—
Interest rate cap	$35,000	6.25%	2009	—		—		—		—		—

Total				$77,270	(1)	$(37,729	)(2)	$(19,695	)(2)	$11,157	(3)	$21,924	(3)

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized loss on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our hedge-designated interest rate derivatives at June 30, 2009 and the effects of these derivatives on the consolidated statement of operations for the three and six months ended June 30, 2009 are as follows ($ in thousands):

							Reclassified from		Gain Recognized
					Income (Loss)		Accumulated OCI		In Income for
					Recognized in OCI		into Interest Expense		Ineffective Portion
					Three	Six	Three	Six	Three		Six
				Fair	Months	Months	Months	Months	Months		Months
				Value	Ended	Ended	Ended	Ended	Ended		Ended
	Notional	Strike		Asset/	June 30,	June 30,	June 30,	June 30,	June 30,		June 30,
Derivative Type	Amount	Rates	Maturity	(Liability)	2009	2009	2009	2009	2009		2009
Interest rate cap	$212,000	6.25%	2009	$—	$29	$29	$29	$62	$—		$—
Interest rate cap	$160,000	5.00%	2010	6	9	4	4	5	—		—
Interest rate cap	$160,000	5.00%	2011	184	136	102	—	—	6		4
Interest rate cap	$55,000	5.00%	2010	3	2	—	1	1	—		—
Interest rate cap	$55,000	5.00%	2011	19	(25)	(25)	—	—	—		—
Interest rate cap	$60,800	4.81%	2012	175	133	14	—	—	—		—
Interest rate cap	$167,212	6.00%	2010	—	(28)	(28)	—	—	—		—

Total				$387	$256	$96	$34	$68	$6	(1)	$4	(1)

(1)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
     The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The variable cash payments/receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate derivatives are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities (the “Level 2” inputs that are observable at commonly quoted intervals, other than quoted prices). We also incorporate credit valuation adjustments (the “Level 3” inputs that are unobservable typically based on our own assumptions, as there is little, if any, related market activity) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we have considered the impact of netting any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.
     We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which measurements fall (in thousands):

	June 30, 2009			December 31, 2008
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets
Non-hedge derivatives:
Interest rate swap	$—	$73,922	$73,922	$99,206	$—	$99,206
Interest rate cap	945	—	945	759	—	759
Interest rate flooridor	13,924	—	13,924	5,718	—	5,718
Hedge derivatives:
Interest rate cap	387	—	387	—	—	—

Subtotal	15,256	73,922	89,178	105,683	—	105,683

Liabilities
Non-hedge derivatives:
Interest rate floor	—	(11,521)	(11,521)	—	(17,168)	(17,168)
Hedge derivatives:
Interest rate cap	—	—	—	—	88	88

Subtotal	—	(11,521)	(11,521)	—	(17,080)	(17,080)

Net	$15,256	$62,401	$77,657	$105,683	$(17,080)	$88,603

     The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$(7,439)	$11,921	$(17,080)	$—
Purchases (refund)	—	(484)	—	4,192
Unrealized loss included in earnings	(36,911)	(69,330)	(27,183)	(62,085)
Transferred in Level 3	106,751	—	106,664	—

Balance at end of period	$62,401	$(57,893)	$62,401	$(57,893)

11. Impairment Charges
     Investment in Hotel Properties — Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property are not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We have not cured the notice of default and intend to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we wrote down the hotel property to its estimated fair value at June 30, 2009 and recorded an impairment charge of $10.9 million. In determining the fair value of the property, we obtained a market analysis based on eight recent hotel sales in the Midwest region provided by a third party. Those sales ranged from a low of $33,000 per key to a high of $125,000 per key. We evaluated the analysis and determined that the current note payable balance on the Dearborn hotel property of $29.1 million, or $38,000 per key (level 3 inputs), is within the range and approximates the fair value of the property.
     Notes Receivable — Principal and accrued interest payments were not made on the $18.2 million junior participation note receivable since October 2008. In accordance with our accounting policy, we discontinued recording interest on this note beginning in October 2008. The underlying hotel property in Nevis suffered significant damage by Hurricane Omar. The servicer on this loan is in the process of filing a sizable insurance claim to facilitate the reopening of the hotel. During the quarter ended June 30, 2009, we were made aware that full recovery of the cost from insurance may not occur as certain necessary expenditures of approximately $8.6 million may not be covered by the insurance

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
proceeds. As a result, we recorded a valuation allowance of $9.1 million to reflect our concerns regarding the collectability of our investment.
     The borrower of the $4.0 million junior participation loan collateralized by Sheraton Dallas, Texas due in July 2009 has been in default since May 2009. Based on a most recent appraisal of the property from a third party, it is unlikely that we will be able to recover our full investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable.
     The $164.0 million principal amount mezzanine loan secured by 681 Extended Stay hotel properties was purchased at a significant discount which was amortized over the life of the loan through March 31, 2009. In June 2009, the issuer of this note filed for Chapter 11 bankruptcy protection from its creditors. We anticipate that the issuer, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million for the full amount of the book value of the note. Prior to the bankruptcy filing, all payments on this loan were current. We recorded income from this loan of $4.7 million for the five months ended May 31, 2009.
     The $7.0 million loan collateralized by the Le Meridien hotel property in Dallas, Texas was also evaluated for impairment at June 30, 2009. The property is no longer in a position to service its debt payments in the absence of cash infusion from the borrower. It is likely that we will be unable to recover the full value of our investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable which is included in the “impairment charges” in the consolidated statements of operations.
12. Capital Stock and Stock-Based Compensation
     Stock Repurchases — In January 2009, the Board of Directors approved an additional $200.0 million authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. During the six months ended June 30, 2009, we have repurchased 17.4 million shares of our common stock, 697,600 shares of the Series A preferred stock and 727,550 shares of the Series D preferred stock for a total price of $44.6 million.
     Stock-Based Compensation — During the three and six months ended June 30, 2009, we recognized compensation expense of $1.2 million and $2.8 million, respectively, related to our stock-based compensation plan. During the three and six months ended June 30, 2008, we recognized such expense of $1.9 million and $3.5 million, respectively. As of June 30, 2009, the unamortized amount of the unvested shares of restricted stock was $6.4 million and will be amortized over a period of 2.8 years.
     Dividends — A summary of dividends declared for the three and six months ended June 30, 2009 and 2008 is as follows (in thousand):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Common stock related:
Common shares	$—	$25,145	$—	$50,287
Common units	—	2,037	—	4,073
Class B units	697	697	1,394	1,394
Long-term Incentive Partnership units	—	222	—	444
Preferred stock:
Series A preferred stock	795	1,229	1,590	2,458
Series B-1 preferred stock	1,042	1,564	2,085	3,128
Series D preferred stock	2,993	4,225	5,986	8,450

Total dividends declared	$5,527	$35,119	$11,055	$70,234

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
13. Noncontrolling Interests
     Redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common shareholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus distributions paid to these limited partners’ Class B unit holdings. Redeemable noncontrolling interests in our operating partnership at June 30, 2009 and December 31, 2008 were $85.4 million and $107.5 million, which represented ownership of 17.0% and 14.3% in our operating partnership, respectively. The change in ownership percentage is the result of decease in outstanding common shares due to the shares repurchases program authorized by our Board of Directors. Net loss attributable to these redeemable noncontrolling interests was $22.7 million and $21.1 million for the three and six months ended June 30, 2009, respectively. Net loss attributable to the redeemable noncontrolling interests was $3.1 million and $2.7 million, for the three and six months ended June 30, 2008, respectively.
     Noncontrolling interests in consolidated joint ventures at June 30, 2009 and December 31, 2008 were $19.3 million and $19.4 million, respectively, which represent ownership ranging from 11% to 25% of six hotel properties held by three joint ventures, and are reported in equity in the consolidated balance sheets. Loss from consolidated joint ventures attributable to these noncontrolling interests was $450,000 and $153,000 for the three and six months ended June 30, 2009, respectively, and income from consolidated joint ventures attributable to these noncontrolling interests was $2.7 million and $2.8 million for the three and six months ended June 30, 2008, respectively.
14. Commitments and Contingencies
      Restricted Cash — Under certain management and debt agreements existing at June 30, 2009, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt agreement, we escrow 4% to 6% of gross revenue for capital improvements.
     Franchise Fees — Under franchise agreements existing at June 30, 2009, we pay franchisor royalty fees between 2.5% and 6% of gross room revenue as well as fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we terminate a franchise prior to its expiration date, we may be liable for up to three times the average annual franchise fees incurred for that property.
     For the six months ended June 30, 2009 and 2008, our continuing operations incurred franchise fees of $12.2 million and $14.4 million, respectively, which are included in indirect hotel operating expenses in the accompanying consolidated statements of operations.
     Management Fees — Under management agreements existing at June 30, 2009, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 2% to 8.5% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2011 through 2029, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
15. Fair Value of Financial Instruments
     Determining estimated fair values of our financial instruments requires considerable judgment to interpret market data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$236,577	$236,577	$241,597	$241,597
Restricted cash	$67,283	$67,283	$69,806	$69,806
Accounts receivable	$43,088	$43,088	$41,110	$41,110
Notes receivable	$86,395	$46,757 to $50,149	$212,815	$200,293
Interest rate derivatives — cash flow hedges	$387	$387	$88	$88
Interest rate derivatives — non-cash flow hedges	$77,270	$77,270	$88,515	$88,515
Due from third-party hotel managers	$49,127	$49,127	$48,116	$48,116
Financial liabilities:
Indebtedness	$2,803,383	$1,884,385 to $2,082,741	$2,790,364	$2,788,503
Accounts payable and accrued expenses	$107,975	$107,975	$93,476	$93,476
Due to related parties	$1,040	$1,040	$2,378	$2,378
Due to third-party hotel managers	$4,287	$4,287	$3,855	$3,855
     Cash, cash equivalent and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature.
     Accounts receivable, due to/from related parties or third-party hotel managers, accounts payable and accrued expense. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments.
     Notes receivable. Fair value of the notes receivable was determined by using similar loans with similar collaterals that were trading in the market place (level 3 inputs) at June 30, 2009. We estimated the fair value of the notes receivable to be approximately 42% to 46% lower than the carrying value of $86.4 million at June 30, 2009.
     Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the June 30, 2009 indebtedness valuation, we used estimated future cash flows discounted at applicable index forward curves (level 2 inputs) adjusted for credit spreads (level 3 inputs). We estimated the fair value of the indebtedness to be approximately 26% to 33% lower than the carrying value of $2.8 billion at June 30, 2009.
     Interest rate derivatives. Fair value of the interest rate derivatives are determined using net discounted cash flow of the expected cash flows of each derivative based on the market-based interest rate curve (level 2 inputs) and adjusted for credit spreads of Ashford and the counterparties (level 3 inputs). See Note 10 for a complete description of the methodology and assumptions utilized in determining the fair values.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Segment Reporting
     We operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related debt through acquisition or origination. We do not allocate corporate-level accounts to our operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, income tax expense/benefit, and noncontrolling interests. For the three and six months ended June 30, 2009 and 2008, financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended June 30, 2009:
Total revenue	$237,528	$2,421	$—	$239,949

Total hotel operating expenses	159,618	—	—	159,618
Property taxes, insurance and other	16,189	—	—	16,189
Depreciation and amortization	38,573	—	—	38,573
Impairment charges	10,871	129,456	—	140,327
Corporate general and administrative	—	—	6,911	6,911

Total expenses	225,251	129,456	6,911	361,618

Operating income (loss)	12,277	(127,035)	(6,911)	(121,669)
Equity in earnings of unconsolidated joint venture	—	617	—	617
Interest income	—	—	92	92
Other income	—	—	11,214	11,214
Interest expense and amortization of loan costs	—	—	(36,570)	(36,570)
Unrealized loss on derivatives	—	—	(37,723)	(37,723)

Income (loss) from continuing operations before income taxes and redeemable noncontrolling interests	12,277	(126,418)	(69,898)	(184,039)
Income tax expense	—	—	(172)	(172)
Loss from continuing operations attributable to redeemable noncontrolling interests in operating partnership	—	—	22,702	22,702

Net income (loss)	12,277	(126,418)	(47,368)	(161,509)
Loss from consolidated joint ventures attributable to noncontrolling interests	—	—	450	450

Net income (loss) attributable to the Company	$12,277	$(126,418)	$(46,918)	$(161,059)

As of June 30, 2009:
Total assets	$3,731,437	$108,174	$301,159	$4,140,770

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended June 30, 2008:
Total revenue	$303,294	$3,216	$—	$306,510

Total hotel operating expenses	189,735	—	—	189,735
Property taxes, insurance and other	16,234	—	—	16,234
Depreciation and amortization	39,013	—	—	39,013
Corporate general and administrative	—	—	8,365	8,365

Total expenses	244,982	—	8,365	253,347

Operating income (loss)	58,312	3,216	(8,365)	53,163
Equity loss in unconsolidated joint venture	—	1,287	—	1,287
Interest income	—	—	351	351
Other income	—	—	2,569	2,569
Interest expense and amortization of loan costs	—	—	(38,031)	(38,031)
Unrealized loss on derivatives	—	—	(55,438)	(55,438)

Income (loss) from continuing operations before income taxes and redeemable noncontrolling interests	58,312	4,503	(98,914)	(36,099)
Income tax expense	—	—	(319)	(319)
Loss from continuing operations attributable to redeemable noncontrolling interests in operating partnership	—	—	3,059	3,059

Income from continuing operations	58,312	4,503	(96,174)	(33,359)
Income from discontinued operations attributable to controlling interests	9,572	—	—	9,572

Net income (loss)	67,884	4,503	(96,174)	(23,787)
Income from consolidated joint ventures attributable to noncontrolling interests	—	—	(2,717)	(2,717)

Net income (loss) attributable to the Company	$67,884	$4,503	$(98,891)	$(26,504)

As of June 30, 2008:
Total assets	$3,948,576	$141,116	$80,703	$4,170,395

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Six Months Ended June 30, 2009:
Total revenue	$471,008	$8,636	$—	$479,644

Total hotel operating expenses	316,746	—	—	316,746
Property taxes, insurance and other	30,579	—	—	30,579
Depreciation and amortization	79,992	—	—	79,992
Impairment charges	10,871	129,456	—	140,327
Corporate general and administrative	—	—	13,757	13,757

Total expenses	438,188	129,456	13,757	581,401

Operating income (loss)	32,820	(120,820)	(13,757)	(101,757)
Equity in earnings of unconsolidated joint venture	—	1,221	—	1,221
Interest income	—	—	197	197
Other income	—	—	21,912	21,912
Interest expense and amortization of loan costs	—	—	(73,118)	(73,118)
Write-off of loan costs, premiums and exit fees	—	—	930	930
Unrealized loss on derivatives	—	—	(19,691)	(19,691)

Income (loss) from continuing operations before income taxes and redeemable noncontrolling interests	32,820	(119,599)	(83,527)	(170,306)
Income tax expense	—	—	(393)	(393)
Loss from continuing operations attributable to redeemable noncontrolling interests in operating partnership	—	—	21,144	21,144

Net income (loss)	32,820	(119,599)	(62,776)	(149,555)
Loss from consolidated joint ventures attributable to noncontrolling interests	—	—	153	153

Net income (loss) attributable to the Company	$32,820	$(119,599)	$(62,623)	$(149,402)

Six Months Ended June 30, 2008:
Total revenue	$586,054	$6,471	$—	$592,525

Total hotel operating expenses	373,864	—	—	373,864
Property taxes, insurance and other	30,858	—	—	30,858
Depreciation and amortization	81,999	—	—	81,999
Corporate general and administrative	—	—	16,069	16,069

Total expenses	486,721	—	16,069	502,790

Operating income (loss)	99,333	6,471	(16,069)	89,735
Equity in earnings of unconsolidated joint venture	—	1,813	—	1,813
Interest income	—	—	897	897
Other income	—	—	2,865	2,865
Interest expense and amortization of loan costs	—	—	(76,900)	(76,900)
Unrealized loss on derivatives	—	—	(51,389)	(51,389)

Income (loss) from continuing operations before income taxes and redeemable noncontrolling interests	99,333	8,284	(140,596)	(32,979)
Income tax expense	—	—	(657)	(657)
Income from continuing operations attributable to redeemable noncontrolling interests in operating partnership	—	—	2,729	2,729

Net income (loss)	99,333	8,284	(138,524)	(30,907)
Income from discontinued operations attributable to controlling interests	13,372	—	—	13,372

Net income (loss)	112,705	8,284	(138,524)	(17,535)
Income from consolidated joint ventures attributable to noncontrolling interests	—	—	(2,784)	(2,784)

Net income (loss) attributable to the Company	$112,705	$8,284	$(141,308)	$(20,319)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Subsequent Events
     On July 1, 2009, we purchased two one-year flooridors for an upfront cost of $22.3 million. The first flooridor, which is for a notional amount of $1.8 billion, is for the period commencing December 14, 2009 and ending December 13, 2010. Under the first flooridor, the counterparties will pay us interest on the notional amount when LIBOR rates are below 1.75% up to a maximum of 50 basis points on the notional amount. The second flooridor, also for a notional amount of $1.8 billion, is for a period commencing December 13, 2010 and ending December 13, 2011. Under the second flooridor, the counterparty will pay us interest on the notional amount when LIBOR rates are below 2.75% up to a maximum of 250 basis points on the notional amount. We have no further liability under these flooridors to the counterparties.
     Subsequent to June 30, 2009 and through the time we issued our financial statements on August 7, 2009, we have repurchased 2.4 million shares of our common stock for a total price of $6.6 million.

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
     Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on March 2, 2009. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.
EXECUTIVE OVERVIEW
General
     The U.S. economy has been in a gradually deepening recession since December 2007 caused by the deteriorating global credit crisis and declining GDP, employment, business investment, corporate profits and consumer spending. As a result of the dramatic downturn in the economy, lodging demand in the U.S. has declined significantly throughout the first six months of 2009. We have experienced significant declines in demand for hotel rooms associated with leisure, group, business and transient. Although we anticipate that lodging demand will improve when the current economy trends reverse, we do not believe such improvements will occur during 2009, and we expect lodging demand and forecasts for the remainder of 2009 will be considerably bearish. In addition, the outbreak of the H1N1 virus in 2009 has also had an adverse effect on our operating results.
     At June 30, 2009, we owned interests in 103 hotel properties, which included direct ownership in 97 hotel properties and between 75% to 89% interests in six hotel properties through majority-owned investments in joint ventures which represents 23,255 total rooms, or 22,913 net rooms excluding those attributable to noncontrolling joint venture partners. In addition, at June 30, 2009, we owned $86.4 million of mezzanine or first-mortgage loans receivable and a 25% interest in a joint venture with Prudential Real Estate Investors (“PREI”) formed in January 2008 (the “PREI JV”). The joint venture owned a $77.9 million mezzanine loan at June 30, 2009.
     Based on our primary business objectives and forecasted operating conditions, our key priorities and financial strategies include, among other things:
•	preserving capital, enhancing liquidity and implementing cost saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing asset management strategies to minimize operating costs and increase revenues;

•	repurchasing capital stock subject to limitations and our Board of Directors’ authorization;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments that our Board of Directors deems appropriate.
2009 Developments
     When we implemented our mezzanine loan investment strategy, we performed the underwriting stress test based on worst case scenarios similar to what the hotel industry experienced post 9/11. However, the magnitude of the current economic downturn far exceeds our underwriting sensitivity. If the current economic downturn continues and the underlying hotel properties of our mezzanine loan portfolio are unable to generate enough cash flows for the scheduled payments, there is a chance that the remaining mezzanine loan portfolio could be written off in its entirety. The remaining balance of our mezzanine loan portfolio was $105.9 million at June 30, 2009, including our 25% ownership in a mezzanine held by the PREI JV. If this write-off were to occur, it would impact our interest income by up to $9.3 million annually.
     The $164.0 million principal amount mezzanine loan secured by 681 Extended Stay hotel properties was purchased at a significant discount which was amortized over the life of the loan through March 31, 2009. In June 2009, the issuer of this note filed for Chapter 11 bankruptcy protection from its creditors. We anticipate that the issuer, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million for the full amount of the book value of the note. Prior to the bankruptcy filing, all payments on this loan were current. We recorded income from this loan of $4.7 million for the five months ended May 31, 2009.
     Principal and interest payments were not made since October 2008 on the $18.2 million junior participation note receivable secured by a hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. In accordance with our accounting policy, we discontinued recording interest on this note beginning in October 2008. The servicer on this loan is adjusting the loss with the insurance underwriter and overseeing the renovation to facilitate the reopening of the hotel. During the quarter ended June 30, 2009, we were made aware that full recovery of the cost from insurance may not occur as certain necessary expenditures of approximately $8.6 million may not be covered by the insurance proceeds. As a result, we recorded a valuation allowance of $9.1 million to reflect our concerns regarding the collectability of our investment.
     The borrower of the $4.0 million junior participation loan collateralized by Sheraton Dallas, Texas due in July 2009 has been in default since May 2009. Based on a most recent appraisal of the property from a third party, it is unlikely that we will be able to recover our full investment due to our junior status. As a result, we recorded a valuation of allowance for the full amount of the note receivable.
     The $7.0 million loan collateralized by the Le Meridien hotel property in Dallas, Texas was also evaluated for impairment at June 30, 2009. The property is no longer in a position to service its debt payments in the absence of cash infusion from the borrower. It is likely that we will be unable to recover the full value of our investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable.
     Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property are not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We have not cured the notice of default and intend to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we wrote down the hotel property to its estimated fair value at June 30, 2009 and recorded an impairment charge of $10.9 million. In determining the fair value of the property, we obtained a market analysis based on eight recent hotel sales in the Midwest region provided by a third party, those sales ranged from a low of $33,000 per key to a high of $125,000 per key. We evaluated the analysis and determined that the current note payable balance on the Dearborn hotel property of $29.1 million, or $38,000 per key, is within the range and approximates the fair value of the property.
     While the depth and length of the economic downturn is difficult to predict, our current strategy is to preserve capital and enhance liquidity, balanced with taking advantage of buying back our capital stock. As a result, we suspended work on many renovation and improvement projects. In that regard, we did not expense the total costs capitalized on certain incomplete projects of approximately $600,000 as we expect to continue those projects in the future once the economic environment improves. However, if we decide not to move forward with those projects in the future, we will expense these costs.
     In March 2009, in order to take advantage of the declining LIBOR rates, we entered into a one-year “flooridor” with a financial institution for the period commencing December 14, 2009 and ending December 13, 2010 for a notional amount of $3.6 billion. The flooridor establishes a new floor rate of 0.75% for the original $1.8 billion interest rate floor we entered into on March 13, 2008. Under this new flooridor, the counterparty will pay us interest on the notional amount when the interest rates are below the original floor of 1.25% up to a maximum of 50 basis points on the notional amount. The upfront cost of this flooridor was $8.5 million. In addition, for the six months ended June 30, 2009, we entered into seven interest rate caps with total notional amounts of $283.0 million to cap the interest rates on mortgage loans with an aggregate principal amount of $283.0 million (aggregate principal balance at June 30, 2009 was $280.5 million) between 4.81% and 6%. Total price for these hedges was $233,000. These interest rate caps were designated as cash flow hedges.
     On July 1, 2009, we purchased two one-year flooridors for an upfront cost of $22.3 million. The first flooridor, which is for a notional amount of $1.8 billion, is for the period commencing December 14, 2009 and ending December 13, 2010. Under the first flooridor, the counterparties will pay us interest on the notional amount when LIBOR rates are below 1.75% up to a maximum of 50 basis points. The second flooridor, also for a notional amount of $1.8 billion, is for a period commencing December 13, 2010 and ending December 13, 2011. Under the second flooridor, the counterparty will pay us interest on the notional amount when LIBOR rates are below 2.75% up to a maximum of 250 basis points. We have no further liability under these flooridors to the counterparties.
     In January 2009, the Board of Directors authorized an additional $200 million repurchase plan authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. During the six months ended June 30, 2009, we have repurchased 17.4 million shares of our common stock, 697,600 shares of the Series A preferred stock and 727,550 shares of the Series D preferred stock for a total price of $44.2 million (excluding commissions).
     We would like to emphasize that just because certain items and comments are emphasized in a particular quarter with regard to our investments, interest rate derivatives and liquidity, the reader should not assume that such items and comments are not equally important for the current quarter and going forward.
CRITICAL ACCOUNTING POLICIES
     As of January 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 states that accounting and reporting for minority interests will be re-characterized as noncontrolling interests and classified as a component of equity subject to the provisions of EITF Topic D-98. SFAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. To comply with SFAS 160, we have reclassified the noncontrolling interests in our consolidated joint ventures from the mezzanine section of our balance sheets to equity. Noncontrolling interests in our operating partnership will continue to be classified in the mezzanine section of the balance sheet as these redeemable operating units do not meet the requirements for equity classification under EITF Topic D-98. The redemption feature requires the delivery of cash or registered shares. The carrying value of the noncontrolling interests in the operating partnership is based on the accumulated historical cost as the accumulated historical cost ($85.4 million at June 30, 2009) is greater than the redemption value ($40.4 million at June 30, 2009) prescribed by EITF Topic D-98. Net income attributable to noncontrolling interests in our consolidated joint ventures is no longer included in the determination of net income, and we reclassified prior year amounts to reflect this requirement. The adoption of this standard has no effect on our basic and diluted earnings per share.

     As of January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. There is no financial impact from the adoption and disclosures about our derivative instruments that are presented in accordance with the requirements of SFAS 161.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 require disclosures about fair values of financial instruments for interim reporting periods. Accordingly, the fair values of financial instruments have been disclosed in Note 15 of Notes to Consolidated Financial Statements. The adoption of this FSP did not have an impact on our financial position and results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim and annual periods ending after June 15, 2009. We adopted this statement in the quarter ended June 30, 2009. Upon the adoption, subsequent events were evaluated through the time we issued our financial statements on August 7, 2009.
     There have been no other significant new accounting policies employed during the six months ended June 30, 2009. See our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of critical accounting policies.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS 166 is effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. SFAS 166 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial assets. In addition, SFAS 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The impact of adopting SFAS 166 when effective will depend upon the nature, term and size of the assets transferred, if any, that we consummate after the effective date.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 is effective at the beginning of first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. SFAS 167 redefines the characteristics of the primary beneficiary to be indentified when an enterprise performs analysis to determine whether the enterprise variable interest give it a controlling financial interest in a variable interest entity (VIE). SFAS 167 requires an enterprise to asses whether is has an implicit financial responsibility to ensure that a VIE operates as designed and ongoing reassessments of whether it is the primary beneficiary of a VIE. SFAS 167 also amends certain guidance in Interpretation 46(R) for determining whether an entity is a VIE and eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. We are currently evaluating the effects the adoption of SFAS 167 will have on our financial condition and results of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of SFAS 168, the codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange

Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP pronouncements in the financial statements will be changed from authoritative accounting standards to Codification references. The adoption of FAS 168 will not change our accounting practices.
RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Favorable/(Unfavorable)		June 30,		Favorable/(Unfavorable)
	2009	2008	$ Change	%Change	2009	2008	$ Change	%Change
Total revenue	$239,949	$306,510	$(66,561)	(21.7)%	$479,644	$592,525	$(112,881)	(19.1)%
Total hotel expenses	$(159,618)	$(189,735)	$30,117	15.9%	$(316,746)	$(373,864)	57,118	15.3%
Property taxes, insurance and other	$(16,189)	$(16,234)	$45	0.3%	$(30,579)	$(30,858)	279	0.9%
Depreciation and amortization	$(38,573)	$(39,013)	$440	1.1%	$(79,992)	$(81,999)	2,007	2.4%
Impairment charges	$(140,327)	$—	$(140,327)	— *	$(140,327)	$—	(140,327)	— *
Corporate general and administrative	$(6,911)	$(8,365)	$1,454	17.4%	$(13,757)	$(16,069)	2,312	14.4%
Operating (loss) income	$(121,669)	$53,163	$(174,832)	(328.9)%	$(101,757)	$89,735	(191,492)	(213.4)%
Equity in earnings of unconsolidated joint venture	$617	$1,287	$(670)	(52.1)%	$1,221	$1,813	(592)	(32.7)%
Interest income	$92	$351	$(259)	(73.8)%	$197	$897	(700)	(78.0)%
Other income	$11,214	$2,569	$8,645	336.5%	$21,912	$2,865	19,047	664.8%
Interest expense and amortization of loan costs	$(36,570)	$(38,031)	$1,461	3.8%	$(73,118)	$(76,900)	3,782	4.9%
Write-off of loan costs and exit fees	$—	$—	$—	—	$930	$—	930	— *
Unrealized losses on derivatives	$(37,723)	$(55,438)	$17,715	32.0%	$(19,691)	$(51,389)	31,698	61.7%
Income tax expense	$(172)	$(319)	$147	46.1%	$(393)	$(657)	264	40.2%
Loss from continuing operations attributable to redeemable noncontrolling interests in operating partnership	$22,702	$3,059	$19,643	— *	$21,144	$2,729	18,415	— *
Loss from continuing operations	$(161,509)	$(33,359)	$(128,150)	(384.2)%	$(149,555)	$(30,907)	(118,648)	(383.9)%
Income from discontinued operations attributable to controlling interests	$—	$9,572	$(9,572)	— *	$—	$13,372	(13,372)	— *
Net loss	$(161,509)	$(23,787)	$(137,722)	(579.0)%	$(149,555)	$(17,535)	(132,020)	(752.9)%
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	$450	$(2,717)	$3,167	— *	$153	$(2,784)	2,937	— *
Net loss attributable to the Company	$(161,059)	$(26,504)	$(134,555)	(507.7)%	$(149,402)	$(20,319)	(129,083)	(635.3)%

*	Not meaningful.
     Income from continuing operations includes the operating results of 103 hotel properties that we have owned throughout the entirety of both the three and six months ended June 30, 2009 and 2008. The following table illustrates the key performance indicators of these hotels for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total hotel revenue (in thousands)	$237,323	$302,373	$470,629	$584,611
Room revenue (in thousands)	$176,405	$223,915	$349,159	$433,408
RevPAR (revenue per available room)	$87.92	$111.64	$87.31	$108.03
Occupancy	68.00%	76.65%	65.10%	73.34%
ADR (average daily rate)	$129.29	$145.65	$134.12	$147.31
Comparison of the Three Months Ended June 30, 2009 with Three Months Ended June 30, 2008
     Revenue. Room revenues decreased $47.5 million, or 21.2%, during the three months ended June 30, 2009, (the “2009 quarter”) compared to the three months ended June 30, 2008 (the “2008 quarter”). Occupancy declined by 865 basis points from 76.65% to 68.00%. ADR declined by $16.36 to $129.29. Decline in market demand placed tremendous pressure on rates to maintain occupancy levels. Food and beverage experienced a similar decline of $15.6 million due to lower volume on catering and banquet events. Other hotel revenue which consists of ancillary revenues such as telecommunication, parking, spa, golf fees, and phone charges also saw a $1.9 million decline due to lower occupancy.

     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property that is leased to a third-party tenant on a triple-net basis. Rental income experienced a small decline of $121,000 primarily due to the lower occupancy and ADR during the 2009 quarter.
     Interest income from notes receivable decreased $795,000 for the 2009 quarter compared to the 2008 quarter. This decrease is principally due to the Extended Stay mezzanine loan that was written off during the 2009 quarter as a result of the issuer’s bankruptcy filing. Prior to the bankruptcy filing, all payments on this loan were current. We recorded income from this loan of $549,000 for the 2009 quarter. The decrease is also attributable to (i) two mezzanine loans that were repaid during and after the 2008 quarter; (ii) two mezzanine notes that are in non-accrual status and were impaired, and (iii) the decline in LIBOR rates during the 2009 quarter.
     Asset management fees and other were $205,000 for the 2009 quarter and $921,000 for the 2008 quarter. The decrease is primarily related to an asset management consulting fee of $779,000 from a consulting agreement with a related party that expired in 2008.
     Hotel Operating Expenses. Hotel operating expenses, which consist of direct expenses from departments associated with revenue streams and indirect support departments experienced a reduction of $17.9 million and $12.2 million, respectively. The reductions in direct expenses were due to the decline in revenue and were 34.0% of total hotel revenue during the 2009 quarter as compared to 32.6% during the 2008 quarter. The declines in indirect expenses were partly due to the decrease in revenue and partly due to the result of cost saving initiatives adopted by the hotel managers.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $45,000, or 0.3%, for the 2009 quarter compared to the 2008 quarter.
     Depreciation and Amortization. Depreciation and amortization decreased $440,000 or 1.1%, for the 2009 quarter compared to the 2008 quarter primarily due to certain assets that had been fully depreciated since June 30, 2008, which is partially offset by an increase in depreciation expense as a result of capital improvements made at several hotel properties.
     Impairment Charges. Impairment charges of $140.3 million were related to the valuation allowance on the Extended Stay Hotels mezzanine loan, two other mezzanine notes in noncurrent status, one other mezzanine loan where we believe our investment may be unrecoverable, and the impairment of the Hyatt Regency Dearborn hotel property. For a full description of these charges, see Note 11 of Notes to Consolidated Financial Statements and the Executive Overview.
     Corporate General and Administrative. Corporate general and administrative expense decreased to $6.9 million for the 2009 quarter compared to $8.4 million for the 2008 quarter. These expenses declined $1.5 million in the 2009 quarter compared to the 2008 quarter, primarily due to decreases in (i) stock-based compensation of $659,000 as a result of certain restricted stock awards granted in earlier years at a higher cost per share that fully vested in the first quarter of 2009; (ii) accrued accounting and audit fees of $593,000; and (iii) other corporate expenses resulting from the continued cost containment plans implemented at the corporate level since December 2008 which include reductions in overhead from staff layoffs, salary freezes, and reduced benefits and fees along with other cost saving measures.
     Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of unconsolidated joint venture was $617,000 and $1.3 million for the 2009 quarter and 2008 quarter, respectively, which represents 25% of the earnings from the PREI JV. The decrease is a result of full valuation allowance recorded on the mezzanine loan that has been in default since the fourth quarter of 2008, therefore, no interest income has been recorded related to this loan since the fourth quarter of 2008.
     Interest Income. Interest income decreased $259,000 for 2009 quarter compared to the 2008 quarter primarily due to the significant decline in short-term interest rates which is partially offset by an increase in average cash balances.
     Other Income. Other income was $11.2 million and $2.6 million for the 2009 quarter and the 2008 quarter, respectively, which represents the net income on the non-hedge interest rate swap, floor and flooridors. The increase is primarily due to significant decreases in LIBOR rates that these derivatives are tied to as a result of the economic downturn. Other income for the 2009 quarter also includes income of $57,000 recorded for the change in cash surrender value of an insurance contract for our deferred compensation plan.

     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $1.5 million to $36.6 million for the 2009 quarter from $38.0 million for the 2008 quarter. The decline is primarily attributable to the decrease in interest expense on our variable rate debt as a result of continued decline in LIBOR rates. LIBOR rates at June 30, 2009 and 2008 were 0.31% and 2.46%, respectively. The decrease was partially offset by the higher weighted average debt balance during the 2009 quarter.
     Unrealized Loss on Derivatives. Beginning in March 2008, we entered into significant notional amounts of interest rate swap, floor, flooridor and cap transactions that were not designated as hedges. As a result, the changes in fair value of these derivatives are included in earnings. During the 2009 quarter and the 2008 quarter, we recorded an unrealized loss of $37.7 million and $55.4 million, respectively, on these derivatives. The decrease in the unrealized loss is primarily due to movement in the LIBOR forward curve during the 2009 quarter compared to the 2008 quarter.
     Income Tax Expense. Income tax expense for continuing operations was $172,000 and $319,000 for the 2009 quarter and the 2008 quarter, respectively. Income tax expense for both the 2009 quarter and the 2008 quarter consisted primarily of Texas margin tax and state taxes assessed on partnership subsidiaries. The decrease in the 2009 quarter is primarily due to the decline in hotel revenues that the Texas margin tax is based on. As a result of Ashford TRS losses in 2008 and prior years, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we continue to believe that it is more likely than not our net deferred tax asset would not be realized, and therefore, have provided a valuation allowance to fully reserve against these amounts.
     Loss from Continuing Operations Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common shareholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus distributions paid to these limited partners’ Class B unit holdings. The weighted average ownership percentage of the common units for the 2009 quarter and the 2008 quarter was 12.4% and 10.1%, respectively. The increase was due to the decrease in average outstanding common shares as a result of the repurchases of our common shares. Net loss allocated to the noncontrolling interests plus distributions paid to these limited partners were $22.7 million and $3.1 million for the 2009 quarter and the 2008 quarter, respectively.
     Income from Discontinued Operations Attributable to Controlling Interests. For the 2008 quarter, income from discontinued operations consisted of the operating results through the date of sale for three hotel properties and the operating results for the entire 2008 quarter for seven hotel properties that were classified as held for sale at June 30, 2008. Included in income from discontinued operations were gains on sales of $6.0 million. Operating results of discontinued operations also reflected interest and related debt expense of $1.1 million. In addition, unamortized loan costs of $515,000 were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt. Income from discontinued operations attributable to redeemable noncontrolling interests for the 2008 quarter was $834,000.
     Loss (Income) from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During the 2009 quarter and the 2008 quarter, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $450,000 and an income of $2.7 million, respectively. Noncontrolling interests in consolidated joints ventures represent ownership ranging from 11% to 25% of six hotel properties held by two joint ventures.
Comparison of the Six Months Ended June 30, 2009 with Six Months Ended June 30, 2008
     Revenue. Room revenues decreased $84.2 million, or 19.4%, during the six months ended June 30, 2009 (the “2009 period”) compared to the six months ended June 30, 2008 (the “2008 period”). Occupancy declined by 824 basis points from 73.34% to 65.10%. ADR declined by $13.19 to $134.12. Decline in market demand has placed tremendous pressure on rates to maintain occupancy levels. With the exception of the Washington, DC market, which saw gains during the inauguration, the rest of the country retracted as businesses adopted cost saving initiatives on their travel and meeting expenses. Food and beverage experienced a similar decline of $26.8 million due to lower volume on catering and banquet events. Other hotel revenue saw a $2.7 million decline due to lower occupancy.
     Rental income from the triple-net operating lease decreased $279,000 primarily due to the lower occupancy and ADR during the 2009 period.

     Interest income from notes receivable increased $2.2 million for the 2009 period compared to the 2008 period. This increase is principally due to the income of $4.6 million recorded on mezzanine loans originated and acquired after December 31, 2007, which is partially offset by decreases resulting from (i) two mezzanine loans that were repaid during and after the 2008 period; (ii) two mezzanine notes that are in non-accrual status and were impaired, and (iii) the decline in LIBOR rates during the 2009 period. The Extended Stay mezzanine loan was fully impaired during the 2009 period as a result of the borrower’s bankruptcy filing. Prior to the bankruptcy filing, all payments on this loan were current. We recorded income from this loan of $4.7 million for the 2009 period.
     Asset management fees and other were $379,000 for the 2009 period and $1.4 million for the 2008 period. The decrease is primarily related to an asset management consulting fee of $1.1 million from a consulting agreement with a related party that expired in 2008.
     Hotel Operating Expenses. Hotel operating expenses, which consist of direct expenses from departments associated with revenue streams and indirect support departments experienced a reduction of $32.6 million and $24.5 million, respectively. The reductions in direct expenses were due to decline in revenue and were 34.0% of total hotel revenue during the 2009 period as compared to 32.9% during the 2008 period. The decline in indirect expenses was partly due to the decrease in revenue and partly due to the results of cost saving initiatives adopted by the hotel managers.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other decreased $279,000 for the 2009 period compared to the 2008 period.
     Depreciation and Amortization. Depreciation and amortization decreased $2.0 million, or 2.4%, for the 2009 period compared to the 2008 period primarily due to certain assets that had been fully depreciated since June 30, 2008, which is partially offset by an increase in depreciation expense as a result of capital improvements made at several hotel properties.
     Impairment Charges. Impairment charges of $140.3 million were related to the valuation allowance on the Extended Stay Hotels mezzanine loan, two other mezzanine notes in noncurrent status, one other mezzanine loan where we believe our investment may be unrecoverable, and the impairment of the Hyatt Regency Dearborn hotel property. For a full description of these charges, see Note 11 of Notes to Consolidated Financial Statements and the Executive Overview.
     Corporate General and Administrative. Corporate general and administrative expense decreased to $13.7 million for the 2009 period compared to $16.1 million for the 2008 period. The decline is primarily due to decreases in (i) stock-based compensation of $712,000; (ii) in accrued accounting and audit fees of $1.2 million; and (iii) other corporate expenses resulting from the continued cost containment plans implemented at the corporate level.
     Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of unconsolidated joint venture was $1.2 million and $1.8 million for the 2009 period and 2008 period, respectively. The decrease is a result of full valuation allowance recorded on the mezzanine loan that has been in default since the fourth quarter of 2008, therefore, no interest income has been recorded related to this loan since the fourth quarter of 2008.
     Interest Income. Interest income decreased $700,000 for the 2009 period compared to the 2008 period primarily due to the significant decline in short-term interest rates which is partially offset by an increase in average cash balances.
     Other Income. Other income, principally from interest rate derivatives, was $21.9 million and $2.9 million for the 2009 period and the 2008 period, respectively. Other income for the 2009 period also includes a loss of $12,000 recorded for the change in cash surrender value of an insurance contract for our deferred compensation plan.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $3.8 million to $73.1 million for the 2009 period from $76.9 million for the 2008 period. The decline is primarily attributable to the decrease in interest expense on our variable rate debt as a result of continued decline in LIBOR rates. The decrease was partially offset by the higher weighted average debt balance during the 2009 period.

     Write-off of Loan Cost, Premiums and Exit Fees. During the 2009 period we refinanced the $47.4 million mortgage loan secured by a hotel property in Arlington, VA with a $60.8 million loan. The unamortized debt premium of $1.3 million and loan cost of $411,000 on the old loan were written off at refinance.
     Unrealized Loss on Derivatives. During the 2009 period and the 2008 period, we recorded an unrealized loss of $19.7 million and $51.4 million, respectively, on our interest rate derivatives. The decrease was primarily a result of movement in the LIBOR forward curve used in determining the fair values during the 2009 period.
     Income Tax Expense. Income tax expense for continuing operations was $393,000 and $657,000 for the 2009 period and the 2008 period, respectively. The decrease in the 2009 period is primarily due to the decline in hotel revenues that the Texas margin tax is based on. As a result of Ashford TRS losses in 2008 and prior years, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we continue to believe that it is more likely than not our net deferred tax asset would not be realized, and therefore, have provided a valuation allowance to fully reserve against these amounts.
     Loss from Continuing Operations Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net loss allocated to the noncontrolling interests and distributions paid to these limited partners were $21.1 million and $2.7 million for the 2009 period and the 2008 period, respectively. The weighted average ownership percentage of the common units for the 30, 2009 period increased over the 2008 period as a result of the decrease in average outstanding common shares.
     Income from Discontinued Operations Attributable to Controlling Interests. Income from discontinued operations was $13.4 million for the 2008 period. Included in income from discontinued operations were gains on sales of $6.9 million. Operating results of discontinued operations also reflected interest and related debt expense of $2.8 million. In addition, unamortized loan costs of $739,000 and a premium of $2.1 million were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt. Income from discontinued operations attributable to redeemable noncontrolling interests for the 2008 period was $1.1 million.
     Loss (Income) from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During the 2009 period and the 2008 period, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $153,000 and income of $2.8 million, respectively. Noncontrolling interests in consolidated joints ventures represent ownership ranging from 11% to 25% of six hotel properties held by two joint ventures.
NON-GAAP FINANCIAL MEASURES
     EBITDA is defined as net income before interest expense, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership. We present EBITDA because we believe it provides useful information to investors as it is an indicator of our ability to meet our future debt payment requirements, working capital requirements and it provides an overall evaluation of our financial condition. EBITDA, as calculated by us may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as a indicator of liquidity. The following table reconciles net loss to EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(161,509)	$(23,787)	$(149,555)	$(17,535)
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	450	(2,717)	153	(2,784)

Net loss attributable to the Company	(161,059)	(26,504)	(149,402)	(20,319)
Depreciation and amortization	37,783	41,203	78,426	87,528
Interest expense and amortization of loan costs	36,090	39,148	72,162	79,738
Income tax expense	172	528	393	938
Net loss attributable to redeemable noncontrolling interests in operating partnership	(22,702)	(2,225)	(21,144)	(1,594)
Interest income	(91)	(351)	(191)	(897)

EBITDA	$(109,807)	$51,799	$(19,756)	$145,394

     The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items attributable to noncontrolling interests in operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements. The following table reconciles net loss to FFO (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(161,509)	$(23,787)	$(149,555)	$(17,535)
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	450	(2,717)	153	(2,784)
Preferred dividends	(4,831)	(7,018)	(9,661)	(14,036)

Net loss available to common shareholders	(165,890)	(33,522)	(159,063)	(34,355)
Depreciation and amortization of real estate	37,713	41,443	78,279	86,742
Gain on sale of properties	—	(6,015)	—	(6,903)
Net loss attributable to redeemable noncontrolling interests in operating partnership	(22,702)	(2,225)	(21,144)	(1,594)

FFO available to common shareholders	$(150,879)	$(319)	$(101,928)	$43,890

LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, principal payments from mezzanine loans, property refinancing proceeds, asset sales, property level preferred equity, return of capital from existing mezzanine loans, and net cash derived from the interest rate derivatives. Our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, debt interest and principal payments, and repurchases of our securities. Items that impacted our cash flows and liquidity are summarized as follows:
     Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statement of cash flows, which includes the changes in balance sheet items, were $59.3 million and $79.7 million for the six months ended June 30, 2009 and 2008, respectively. The decline is principally due to the economic downturn that resulted in reduced travel and demand for hotel rooms. The decline is partially offset by interest payments on indebtedness decreasing by $13.7 million resulting from a sharp decline in LIBOR rates during the six months ended June 30, 2009.
     Net Cash Flows (Used in) Provided by Investing Activities. For the six months ended June 30, 2009, investing activities used net cash flows of $33.5 million for improvements to various hotel properties. For the six months ended June 30, 2008, investing activities provided net cash flows of $164.5 million, which consisted of net proceeds of $282.6 million from sales of five hotel properties and one office building and a payment of $16.2 million for the 75% note receivable sold to the PREI JV. These cash inflows were partially offset by $39.5 million for acquisitions or originations of notes receivable, $17.8 million for the net payment for the acquisition of a 25% interest in a mezzanine loan acquired by PREI JV, and $77.0 million of improvements to various hotel properties.
     Net Cash Flows Used in Financing Activities. For the six months ended June 30, 2009, net cash flow used in financing activities was $30.8 million. Cash outlays consisted of $53.5 million of payments on indebtedness and capital leases, $1.8 million of loan costs, $11.8 million of dividends paid, $8.7 million paid for entering into interest rate derivatives, $33.9 million of payments to acquire treasury shares and $10.7 million to purchase Series A and Series D preferred stocks. These cash outlays were partially offset by $67.8 million from debt refinancing, $21.7 million cash payments from the counterparties of the interest rate derivatives, and a $47,000 cash payment from noncontrolling interests in consolidated joint ventures. For the six months ended June 30, 2008, net cash flow used in financing activities was $223.9 million consisting of $332.5 million of payments on indebtedness and capital leases, $856,000 of loan costs, $70.1 million of dividends paid, $4.6 million paid for entering into interest rate swap, floor and cap transactions, and $4.6 million of payments to acquire treasury shares. These cash outlays were partially offset by a $185.9 million draw on our senior credit facility and refinance of mortgage loans, a $2.5 million cash payment from the counterparties of the interest rate derivatives, a $227,000 cash payment from noncontrolling interests in consolidated joint ventures and $53,000 buy-ins of the operating partnership units issued to our executives under our long term incentive partnership units plan.
     We are required to maintain certain financial ratios under various debt agreements and a derivative agreement. If we violate covenants in any debt agreements or the derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties, maintaining an overall minimum net worth, maintaining a maximum loan to value, and maintaining an overall minimum total assets. At June 30, 2009, we were in compliance with all covenants or other requirements set forth in our credit agreements as amended.
     The main covenants of our $250.0 million senior credit facility with 10 banks, which expires in April 2010 with two one-year extension options that takes it to April 2012, include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through March 31, 2011 (1.63x at June 30, 2009), and 1.35x thereafter until expiration; and (ii) the maximum leverage ratio, as defined, of 65% (57.3% at June 30, 2009). The only requirement to extend the credit facility is that the facility be in a non-default status with regards to the covenants.
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
     We continue to execute aggressive cost saving measures at the property level that include payroll freezes, vendor contract renegotiation and adjustments to service levels. In addition, corporate level cost containment plans have been implemented which included reductions in overhead from staff layoffs, reduction in payroll hours, salary freezes, and reduced benefits and fees along with other cost saving measures.
     We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
     Based upon the current level of operations, management believes that our cash flow from operations along with our significant cash balances will be adequate to meet upcoming anticipated requirements for interest, working capital, capital expenditures, and share repurchases for the next 12 months. With respect to upcoming maturities, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. We are currently actively seeking to refinance the $75.0 million mortgage loan due in March 2010. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue mortgage financing on individual properties and our mortgage investments.
     We will acquire or develop additional hotels and invest in structured financings only as suitable opportunities arise, and we will not undertake such investments unless adequate sources of financing are available. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loans, or from proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales and loan investment payoffs. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.
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
     At June 30, 2009, our $2.8 billion debt portfolio included $918.6 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2009 would be approximately $574,000 per quarter.
     We primarily use interest rate derivatives to hedge our asset cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). To accomplish these objectives, we enter into interest rate swaps, caps and floors. We believe that the counterparties’ nonperformance risk is limited. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when interest rates exceed the cap strike. Interest rate floors provide the counterparties with rate protection below the strike rate. Since March 2008, we have entered into interest rate swap, cap and floor transactions that were not designated as hedges. The changes in the fair market values of these transactions are recorded in earnings. Based on LIBOR in effect on June 30, 2009, the interest rate derivatives we entered into in 2008 and 2009 would result in a quarterly savings of approximately $11.0 million. With LIBOR at its current level, a 25-basis point change would not result in changes to the amount of the interest savings due to the interest rate cap and floor on these derivatives.
     At June 30, 2009, our $86.4 million notes receivable included $25.7 million of variable-rate notes that are in accrual status. The impact on the results of operations of a 25-basis change in interest rate on the outstanding balance of variable-rate notes in accrual status at June 30, 2009 would be $16,000 per quarter.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2009, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.	CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2009, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to repurchases we made of shares of our equity securities during the second quarter of 2009:

	Total		Total Number of	Maximum Dollar
	Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Plan(1)	Under the Plan
Common stock:
April 1 to April 30	2,247,564	$2.10	2,247,564	$168,783,000
May 1 to May 31	3,042,814	$3.86	3,042,814	$157,039,000
June 1 to June 30	444,621	$2.68	444,621	$155,846,000

Total	5,734,999	$3.08	5,734,999

(1)	In November 2007, our Board of Directors authorized management to purchase up to a total of $50 million of our common stock from time to time on the open market. On September 5, 2008, the Board of Directors authorized the repurchase of an additional $75 million of our common stock that may be purchased under the share repurchase program. The $75 million authorization was subsequently revised to include repurchases of both common and preferred stock. Repurchases under these authorizations were completed in September 2008 and December 2008, respectively. In January 2009, the Board of Directors authorized an additional $200 million repurchase plan authorization (excluding fees, commissions and all other ancillary expenses) for the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or the prepayment of our outstanding debt obligations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our 2009 Annual Stockholders’ Meeting on May 19, 2009 (the “Annual Meeting”), the total number of shares of our voting capital stock entitled to vote was 85,057,673 shares (comprised of 77,609,808 common shares and 7,447,865 Series B-1 Preferred Shares), and a total of 83,570,177 shares (98.25%) of our voting capital stock were present at the Annual Meeting in person or by proxy.
     At the Annual Meeting, our stockholders elected all of the director nominees identified in our Proxy Statement until our 2010 annual stockholders’ meeting. The following table set forth the number of votes cast for each of the directors elected:

	For	Withheld
Archie Bennett, Jr.	77,469,284	6,100,893
Monty J. Bennett	77,572,661	5,997,516
Benjamin J. Ansell, M.D.	77,952,142	5,618,035
Thomas E. Callahan	77,898,865	5,671,312
Martin L. Edelman	77,838,521	5,731,656
W. Michael Murphy	56,949,601	26,620,576
Phillip S. Payne	77,872,768	5,697,409
     Second, at the Annual Meeting, our stockholders ratified the selection of Ernst & Young LLP as our independent auditor for the ensuing year. In connection with this election, there were 78,477,438 votes cast for ratification, 4,849,020 votes against, and 243,719 shares abstained from voting.
     Third, at the Annual Meeting, our stockholders did not approve the proposed amendments to the Amended and Restated Bylaws of Ashford Hospitality Trust, Inc. submitted by a shareholder. With respect to this matter, there were 20,645,899 votes for the proposed amendments, 28,849,383 votes against, 8,497,044 abstentions, and 25,577,851 non-votes.

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

Date: August 7, 2009	By:	/s/ Monty J. Bennett
Monty J. Bennett
Chief Executive Officer

Date: August 7, 2009	By:	/s/ David J. Kimichik
David J. Kimichik
Chief Financial Officer