Form 10-Q
period 2009-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2009-11-06
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	61,771,139

(Class)	Outstanding at November 6, 2009

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	3

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	4
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2009 and 2008	5
	Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2009	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	7
	Notes to Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 4.	CONTROLS AND PROCEDURES	43

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 1A.	RISK FACTORS	44

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 6.	EXHIBITS	46

SIGNATURES		47
EX-10.5.2
EX-10.5.4
EX-10.5.6
EX-10.5.9
EX-10.5.10
EX-10.5.11
EX-10.5.12
EX-10.14.1
EX-10.25.4.3
EX-10.25.4.3A
EX-10.25.4.4
EX-10.25.4.4A
EX-10.25.4.6
EX-10.25.4.6A
EX-10.26.1
EX-10.26.2
EX-10.30.4
EX-10.30.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments in hotel properties, net	$3,489,746	$3,568,215
Cash and cash equivalents	197,920	241,597
Restricted cash	65,270	69,806
Accounts receivable, net of allowance of $541 and $598, respectively	39,471	41,110
Inventories	3,132	3,341
Notes receivable	66,652	212,815
Investment in unconsolidated joint venture	20,319	19,122
Deferred costs, net	19,458	24,211
Prepaid expenses	18,250	12,903
Interest rate derivatives	105,516	88,603
Other assets	4,520	6,766
Intangible assets, net	3,011	3,077
Due from third-party hotel managers	52,428	48,116

Total assets	$4,085,693	$4,339,682

Liabilities and Equity
Liabilities:
Indebtedness	$2,801,824	$2,790,364
Capital leases payable	105	207
Accounts payable and accrued expenses	115,335	93,476
Dividends payable	5,527	6,285
Unfavorable management contract liabilities	19,257	20,950
Due to related parties	1,403	2,378
Due to third-party hotel managers	2,024	3,855
Other liabilities	7,908	8,124

Total liabilities	2,953,383	2,925,639

Commitments and contingencies (Note 14)
Series B-1 cumulative convertible redeemable preferred stock, $0.01 par value, 7,447,865 shares issued and outstanding	75,000	75,000
Redeemable noncontrolling interests in operating partnership	84,947	107,469
Equity:
Stockholders’ equity of the Company:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A Cumulative Preferred Stock, 1,487,900 shares and 2,185,500 shares issued and outstanding at September 30, 2009 and December 31, 2008	15	22
Series D Cumulative Preferred Stock, 5,666,797 shares and 6,394,347 shares issued and outstanding at September 30, 2009 and December 31, 2008	57	64
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,748,859 shares issued; 63,890,831 shares and 86,555,149 shares outstanding at September 30, 2009 and December 31, 2008	1,227	1,227
Additional paid-in capital	1,434,161	1,450,146
Accumulated other comprehensive loss	(732)	(860)
Accumulated deficit	(321,853)	(124,782)
Treasury stock, at cost, 58,858,028 and 36,193,710 shares at September 30, 2009 and December 31, 2008	(158,430)	(113,598)

Total stockholders’ equity of the Company	954,445	1,212,219
Noncontrolling interests in consolidated joint ventures	17,918	19,355

Total equity	972,363	1,231,574

Total liabilities and equity	$4,085,693	$4,339,682

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
Revenue
Rooms	$167,494	$208,856	$516,653	$642,264
Food and beverage	38,630	53,143	133,864	175,153
Rental income from operating leases	1,236	1,367	3,830	4,239
Other	11,298	12,604	34,940	38,924

Total hotel revenue	218,658	275,970	689,287	860,580
Interest income from notes receivable	1,761	8,801	10,397	15,273
Asset management fees and other	173	510	552	1,953

Total revenue	220,592	285,281	700,236	877,806

Expenses
Hotel operating expenses:
Rooms	40,680	47,258	120,427	140,530
Food and beverage	30,284	39,468	97,819	124,237
Other expenses	73,357	86,836	224,237	259,623
Management fees	8,649	10,690	27,233	33,726

Total hotel operating expenses	152,970	184,252	469,716	558,116
Property taxes, insurance and other	16,023	14,918	46,602	45,776
Depreciation and amortization	38,935	44,406	118,927	126,405
Impairment charges	19,816	—	160,143	—
Corporate general and administrative	9,257	8,834	23,014	24,903

Total expenses	237,001	252,410	818,402	755,200

Operating (loss) income	(16,409)	32,871	(118,166)	122,606
Equity in earnings of unconsolidated joint venture	642	491	1,863	2,304
Interest income	56	697	253	1,594
Other income	13,228	3,379	35,140	6,244
Interest expense and amortization of loan costs	(36,545)	(39,870)	(109,663)	(116,771)
Write-off of loan costs, premiums and exit fees, net	—	(1,226)	930	(1,226)
Unrealized gain (loss) on derivatives	5,525	12,528	(14,166)	(38,861)

(Loss) income from continuing operations before income taxes	(33,503)	8,870	(203,809)	(24,110)
Income tax expense	(193)	(421)	(585)	(1,150)

(Loss) income from continuing operations	(33,696)	8,449	(204,394)	(25,260)
Income from discontinued operations	—	1,329	—	15,909

Net (loss) income	(33,696)	9,778	(204,394)	(9,351)
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	476	(123)	629	(2,907)
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	4,424	(856)	25,567	738

Net (loss) income attributable to the Company	(28,796)	8,799	(178,198)	(11,520)
Preferred dividends	(4,831)	(7,018)	(14,492)	(21,054)

Net (loss) income attributable to common stockholders	$(33,627)	$1,781	$(192,690)	$(32,574)

Income (loss) per share — basic and diluted:
(Loss) income from continuing operations attributable to common stockholders	$(0.52)	$—	$(2.67)	$(0.40)
Income from discontinued operations attributable to common stockholders	—	0.01	—	0.12

Net (loss) income attributable to common stockholders	$(0.52)	$0.01	$(2.67)	$(0.28)

Weighted average common shares outstanding — basic	65,266	115,819	72,167	117,828

Weighted average common shares outstanding — diluted	65,266	115,819	72,167	117,828

Dividends declared per common share	$—	0.21	$—	0.63

Amounts attributable to common stockholders:
(Loss) income from continuing operations, net of tax	$(28,796)	$7,579	$(178,198)	$(26,180)
Income from discontinued operations, net of tax	—	1,220	—	14,660
Preferred dividends	(4,831)	(7,018)	(14,492)	(21,054)

Net (loss) income attributable to common stockholders	$(33,627)	$1,781	$(192,690)	$(32,574)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Unaudited)
Net (loss) income	$(33,696)	$9,778	$(204,394)	$(9,351)

Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(6)	(71)	55	(57)
Reclassification to interest expense	55	17	123	38
Foreign currency translation adjustments	—	—	—	(126)

Total other comprehensive income (loss)	49	(54)	178	(145)

Comprehensive (loss) income	(33,647)	9,724	(204,216)	(9,496)
Less: Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	472	(123)	599	(2,907)
Less: Comprehensive loss (income) attributable to redeemable noncontrolling interests in operating partnership	4,418	(856)	25,547	738

Comprehensive (loss) income attributable to the Company	$(28,757)	$8,745	$(178,070)	$(11,665)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands)

														Redeemable
									Accumulated			Noncontrolling		Noncontrolling
	Preferred Stock						Additional		Other			Interests in		Interests in
	Series A		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated		Operating
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Income (Loss)	Shares	Amounts	Joint Ventures	Total	Partnership
Balance at January 1, 2009	2,185	$22	6,394	$64	122,749	$1,227	$1,450,146	$(124,782)	$(860)	(36,194)	$(113,598)	$19,355	$1,231,574	$107,469
Repurchases of preferred stock	(697)	(7)	(727)	(7)	—	—	(10,642)	—	—	—	—	—	(10,656)	—
Repurchases of treasury shares	—	—	—	—	—	—	—	—	—	(23,764)	(53,335)	—	(53,335)	—
Issuance of restricted shares under stock-based compensation plan	—	—	—	—	—	—	(8,426)	—	—	1,100	8,503	—	77	—
Stock/unit-based compensation expense	—	—	—	—	—	—	3,083	—	—	—	—	—	3,083	735
Net loss	—	—	—	—	—	—	—	(178,198)	—	—	—	(629)	(178,827)	(25,567)
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	(2,385)	—	—	—	—	(2,385)	—
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	(3,128)	—	—	—	—	(3,128)	—
Dividends declared — Preferred D shares	—	—	—	—	—	—	—	(8,979)	—	—	—	—	(8,979)	—
Change in unrealized losses on derivatives	—	—	—	—	—	—	—	—	25	—	—	25	50	5
Reclassification to interest expense	—	—	—	—	—	—	—	—	103	—	—	5	108	15
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	281	281	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(1,119)	(1,119)	(2,091)
Adjustment to reflect redemption value	—	—	—	—	—	—	—	(4,381)	—	—	—	—	(4,381)	4,381

Balance at September 30, 2009	1,488	$15	5,667	$57	122,749	$1,227	$1,434,161	$(321,853)	$(732)	(58,858)	$(158,430)	$17,918	$972,363	$84,947

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(204,394)	$(9,351)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118,927	133,040
Impairment charges	160,143	—
Equity in earnings of unconsolidated joint venture	(1,863)	(2,304)
Distributions of earnings from unconsolidated joint venture	667	1,415
Income from derivatives	(33,203)	(6,244)
Gain on sales of properties	—	(8,315)
Amortization of discounts, deferred loan costs and deferred income on notes receivable	(3,128)	(4,705)
Amortization of loan costs	5,883	4,990
Write-off of loan costs, premiums and exit fees, net	(930)	115
Unrealized loss on derivatives	14,166	38,861
Stock-based compensation	3,896	5,188
Changes in operating assets and liabilities —
Restricted cash	4,536	(11,940)
Accounts receivable and inventories	2,128	3,655
Prepaid expenses and other assets	(3,322)	3,306
Accounts payable and accrued expenses	22,731	(15,833)
Due to/from related parties	(975)	(1,660)
Due to/from third-party hotel managers	(6,143)	(3,779)
Other liabilities	(2,240)	(2,395)

Net cash provided by operating activities	76,879	124,044

Cash Flows from Investing Activities
Acquisitions/originations of notes receivable	—	(138,040)
Proceeds from payments of notes receivable	6	20,165
Investment in unconsolidated joint venture	—	(17,859)
Improvements and additions to hotel properties	(51,734)	(102,679)
Proceeds from sales of assets/properties	858	317,426

Net cash (used in) provided by investing activities	(50,870)	79,013

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	67,800	704,570
Repayments of indebtedness and capital leases	(55,063)	(613,921)
Payments of deferred loan costs	(1,822)	(6,300)
Payments of dividends	(17,341)	(105,206)
Payments for derivatives	(31,022)	(6,427)
Cash income from derivatives	32,871	5,673
Repurchases of treasury stock	(53,334)	(45,954)
Repurchases of preferred stock	(10,656)	—
Other	(1,119)	53

Net cash used in financing activities	(69,686)	(67,512)

Net (decrease) increase in cash and cash equivalents	(43,677)	135,545
Cash and cash equivalents at beginning of year	241,597	92,271

Cash and cash equivalents at end of period	$197,920	$227,816

Supplemental Cash Flow Information
Interest paid	$99,983	$118,552
Income taxes paid	$380	$736

Supplemental Disclosure of Non-Cash Investing Activity
Note receivable contributed to unconsolidated joint venture	$—	$5,230
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
     As of September 30, 2009, we owned 97 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represents 23,255 total rooms, or 22,913 net rooms excluding those attributable to joint venture partners. All of these hotel properties are located in the United States. As of September 30, 2009, we also wholly-owned $66.7 million of mezzanine or first-mortgage loans receivable. In addition, at September 30, 2009, we had a 25% ownership in a $79.4 million mezzanine loan held in a joint venture. See Note 6.
     For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2009, 102 of our hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of September 30, 2009, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of September 30, 2009, Remington Lodging managed 46 of our 103 hotel properties, while third-party management companies managed the remaining 57 hotel properties.
2. Significant Accounting Policies
     Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) issued by the Financial Accounting Standards Board (“FASB”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford, its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on September 11, 2009 (the Form 8-K). The Form 8-K reflects retrospective application of our accounting for noncontrolling interests and the computation of income/loss per share using the two-class method under new accounting guidance issued by the FASB which were adopted on January 1, 2009, as required.
     In the preparation of the accompanying unaudited consolidated financial statements, management has evaluated events that have occurred after September 30, 2009, through the time we issued our financial statements on November 6, 2009.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following items affect our reporting comparability related to our consolidated financial statements:
•	The operations of our hotels have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
•	Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the third quarters of 2009 and 2008 ended September 11 and September 5, respectively.
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
     Investments in Hotel Properties — Hotel properties are generally stated at cost. However, the Initial Properties contributed upon Ashford’s formation are stated at the predecessor’s historical cost, net of impairment charges, if any, plus a noncontrolling interest partial step-up related to the acquisition of noncontrolling interests from third parties associated with four of the Initial Properties. For hotel properties owned through our majority-owned joint ventures, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the joint ventures. All improvements and additions which extend the useful life of the hotel properties are capitalized.
     Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. During the nine months ended September 30, 2009, we recorded an impairment of $10.9 million on one hotel property. See the detailed discussion in Notes 4 and 11.
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
     Variable interest entities, as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. Our mezzanine and first-mortgage notes receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to the controlling interest in the secured hotel properties. All such notes receivable are considered to be variable interests in the entities that own the related hotels. However, we are not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, we do not consolidate the hotels for which we have provided financing. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating variable interest entities, our analysis involves considerable management judgment and assumptions.
     Impairment of Notes Receivable — We review notes receivables for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts recorded as assets on the balance sheet according to the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contractual terms of the loan agreement. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. During the nine months ended September 30, 2009, we recorded a valuation allowance of $149.3 million for our mezzanine loan portfolio. See Notes 5 and 11.
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
     Derivative Financial Instruments and Hedges — We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate swaps involve the exchange of fixed-rate payments for variable-rate payments over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For interest rate floors, we pay our counterparty interest when the variable interest rate index is below the strike rate. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike Y, the sold floor offsets the purchased floor. There is no liability to us other than the purchase price associated with the flooridor.
     We account for the interest rate derivatives at fair value in accordance with the applicable authoritative accounting guidance. All derivatives are recorded on the balance sheets at fair value and reported as “Interest rate derivatives.” For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated other comprehensive income (loss)” (OCI) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For derivatives that are not designated as cash flow hedges, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
     Recently Adopted Accounting Standards — We adopted authoritative accounting guidance issued in December 2007 that was effective as of January 1, 2009, which states that accounting and reporting for minority interests should be re-characterized as noncontrolling interests and classified as a component of equity. However, noncontrolling interests that are redeemable for cash or other assets are to be classified outside of equity if they are redeemable (i) at a fixed or determinable price on a fixed or a determinable date; (ii) at the option of the holder; or (iii) upon the occurrence of an event that is not solely within the control of the issuer. The guidance also requires net income and other comprehensive income to be attributed to controlling and noncontrolling interests. To comply with these accounting rules, we have reclassified the noncontrolling interests in our consolidated joint ventures from the mezzanine section of our balance sheets to equity. Redeemable noncontrolling interests in our operating partnership will continue

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to be classified in the mezzanine section of the balance sheets as these redeemable operating units do not meet the requirements for equity classification because the redemption feature requires the delivery of cash or registered shares. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value. Income/loss from consolidated joint ventures attributable to noncontrolling interests in our consolidated joint ventures and net income/loss attributable to redeemable noncontrolling interests in the operating partnership are reported as deductions/additions from net income/loss. Comprehensive income/loss attributable to these noncontrolling interests is reported as deductions/additions from comprehensive income/loss. We reclassified prior period amounts to reflect these requirements. The adoption of this standard had no effect on our basic and diluted income/loss per share.
     In March 2008, the FASB issued authoritative accounting guidance to enhance the disclosures about derivative instruments and hedging activities. Under the new guidance, entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under the applicable authoritative guidance; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this statement beginning January 1, 2009. There was no financial impact from the adoption of this accounting guidance and disclosures about our derivative instruments are presented in accordance with the requirements of the accounting guidance. See Note 10.
     In June 2008, the FASB issued authoritative accounting guidance to require non-vested shares that contain non-forfeitable rights to dividends or dividend equivalents to be considered participating securities, and therefore be included in computing earnings per share using the two-class method. We adopted this guidance as of January 1, 2009. Income (loss) per share has been computed using the two-class method for all periods presented and there has been no material impact on the income (loss) per share amount from the adoption of this accounting guidance.
     In April 2009, the FASB issued authoritative accounting guidance effective for interim reporting periods ending after June 15, 2009, to require disclosures about fair values of financial instruments for interim reporting periods. Accordingly, the fair values of financial instruments have been disclosed in Note 15. The adoption of this accounting guidance did not have an impact on our financial position and results of operations.
     In May 2009, the FASB issued accounting guidance effective for interim or annual financial periods ending after June 15, 2009, to modify the definition and disclosures of subsequent events. The guidance sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Subsequent events for the reporting period ended September 30, 2009 were evaluated through the time we issued our financial statements on November 6, 2009.
     In June 2009, the FASB issued an accounting standards update effective for financial statements issued for interim and annual periods ending after September 15, 2009. At the effective date, the accounting standards codification issued by the FASB has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of these authoritative accounting rules for the quarter ended September 30, 2009 did not change our accounting practices.
     Recently Issued Accounting Standards — In June 2009, the FASB issued authoritative accounting guidance to modify existing accounting guidance on transfers of financial assets. The new guidance is effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The new authoritative guidance limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial assets. In addition, the guidance defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
assets accounted for as a sale. The impact of adopting this new guidance when effective will depend upon the nature, term and size of the assets transferred, if any.
     In June 2009, the FASB issued authoritative accounting guidance to redefine the characteristics of the primary beneficiary to be identified when an enterprise performs an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (VIE). This accounting guidance is effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed and ongoing reassessments of whether it is the primary beneficiary of a VIE. It also amends certain previous guidance for determining whether an entity is a VIE and eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. We are currently evaluating the effects the adoption of the new guidance will have on our financial condition and results of operations.
     In August 2009, the FASB issued an accounting standard update, effective for the first reporting period (including interim periods) beginning after the issuance date, to provide guidance on measuring liabilities at fair value when no observable data are available. The update clarifies that when measuring fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either (i) the quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets; or (ii) the present value technique or a market approach based on the amount at the measurement date the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. We do not expect a material impact from the adoption of this accounting guidance.
     Reclassifications — Certain amounts in the consolidated financial statements as of December 31, 2008 and for the three and nine months ended September 30, 2008 have been reclassified to conform to the presentation format adopted in 2009 as a result of the adoption of the authoritative accounting guidance issued in December 2007 related to noncontrolling interests. In addition, certain amounts in the consolidated statements of cash flows have been reclassified to conform to the current year presentation. These reclassifications have no effect on the results of operations or financial position previously reported.
3. Summary of Significant Transactions and Development
     Material Impairments — In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million mezzanine loan receivable secured by 681 hotels with initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. We anticipate that ESH, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note. An additional valuation allowance totaling $39.9 million was recorded on four other mezzanine loans. See Notes 5 and 11.
     Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property. Due to the effect of market conditions in the region, the operating cash flows from the hotel property are not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We have not cured the notice of default and intend to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we recorded an impairment charge of $10.9 million during the nine months ended September 30, 2009 to write down the carrying amount of the hotel property to its estimated fair value. See Notes 4 and 11.
     Interest Rate Derivative Transactions — In March 2009, in order to take advantage of the declining LIBOR rates, we entered into a one-year flooridor with a financial institution for the period commencing December 14, 2009 and ending December 13, 2010 for a notional amount of $3.6 billion. The $3.6 billion flooridor establishes a floor rate of 0.75%. Under the new flooridor, the counterparty will pay us interest on the notional amount when LIBOR rates are below the original floor of 1.25% up to a maximum of 50 basis points on the notional amount. The upfront cost of this flooridor was $8.5 million. On July 1, 2009, we purchased two one-year term flooridors, each with a notional amount of $1.8 billion, for an upfront cost of $22.3 million. Under the first flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 14, 2009 and ending December 13, 2010 when LIBOR rates are

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
below 1.75% up to a maximum of 50 basis points on the notional amount. Under the second flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 13, 2010 and ending December 13, 2011 when LIBOR rates are below 2.75% up to a maximum of 225 basis points on the notional amount. We have no further liability under these flooridors to the counterparties. For the nine months ended September 30, 2009, we recognized total income of $33.2 million on our interest rate derivatives.
     In addition, during the nine months ended September 30, 2009, we entered into seven interest rate caps with total notional amounts of $283.0 million to cap the interest rates on our mortgage loans with an aggregate principal amount of $283.0 million (aggregate principal balance at September 30, 2009 was $280.5 million) with strike rates between 4.81% and 6%. The total price for these hedges was $233,000. These interest rate caps were designated as cash flow hedges.
     Authorization of Repurchases of Common and Preferred Shares and Prepayment of Outstanding Debt Obligations — In January 2009, the Board of Directors approved an additional $200.0 million authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. During the nine months ended September 30, 2009, we have purchased 23.8 million shares of our common stock, 697,600 shares of the Series A preferred stock and 727,550 shares of the Series D preferred stock for a total price of $64.0 million, including $564,000 of commissions.
     Debt Financing and Refinancing — In February 2009, we refinanced the $47.4 million mortgage loan (excluding a premium of $1.4 million) secured by a hotel property in Arlington, Virgina, with a $60.8 million mortgage loan at an interest rate of LIBOR plus 4% for three years with two one-year extension options. In conjunction with the refinancing, we purchased an interest rate cap with a notional amount of $60.8 million and a strike rate of 4.81% for $161,000. In addition, in March 2009, we obtained a $7.0 million mortgage loan on a hotel property in Jacksonville, Florida. The loan matures April 2034 and bears an interest rate at the greater of 6% or prime plus 1%.
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Land	$530,302	$531,336
Buildings and improvements	3,073,513	3,065,744
Furniture, fixtures and equipment	383,349	359,397
Construction in progress	18,381	11,121

Total cost	4,005,545	3,967,598
Accumulated depreciation	(515,799)	(399,383)

Investment in hotel properties, net	$3,489,746	$3,568,215

     Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property are not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We have not cured the notice of default and intend to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we wrote down the hotel property to its estimated fair value and recorded an impairment charge of $10.9 million in the quarter ended June 30, 2009. In determining the fair value of the property, we obtained a market analysis based on eight recent hotel sales in the Midwest region provided by a third party. Those sales ranged from a low of $33,000 per key to a high of $125,000 per key. We evaluated the analysis and determined that the current note payable balance on the Hyatt Regency Dearborn hotel property of $29.1 million, or $38,000 per key, is within the range and approximates the fair value of the property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Investments in hotel properties are reviewed for impairment at the end of each quarter, taking into account the latest operating cash flows and market conditions and their impact on future projections. Based on our analysis, the hotel properties’ estimated future undiscounted cash flows were in excess of the properties’ carrying values. As a result, no impairment other than the impairment related to Hyatt Regency Dearborn was recorded for the nine months ended September 30, 2009.
5. Notes Receivable
      Notes receivable consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Mezzanine loan secured by various mortgage-backed securities sponsored by government agencies, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest-only payments through maturity	$11,000	$11,000
First mortgage loan secured by one hotel property, matured October 2008, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity (the balance before valuation allowance was $18,200)	—	18,200
Mezzanine loan secured by 105 hotel properties, matures April 2010, with a one-year extension option at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,688	25,694
Mezzanine loan secured by one hotel property, matured September 2009, with two one-year extension options, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity (the balance before valuation allowance was $7,000)	—	7,000
Mezzanine loan secured by one hotel property, matured July 2009, with two one-year extension options, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity (the balance before valuation allowance was $4,000)	—	4,000
Mezzanine loan secured by one hotel property, matures January 2011, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	7,056	7,056
Mezzanine loan with principal balance of $38.0 million secured by one hotel property, matures June 2017, at an interest rate of 9.66%, with interest-only payments through maturity (the balance before valuation allowance was $33,684)	22,980	33,445
Mezzanine loan with principal balance of $164.0 million secured by 681 Extended-Stay Hotel properties, matured June 2009, with three one-year extension options, at an interest rate of LIBOR plus 2.5%, with interest-only payments through maturity (the balance before valuation allowance was $109,272)	—	106,376

	66,724	212,771
Deferred loan costs and deferred income, net	(72)	44

Total notes receivable	$66,652	$212,815

Weighted average effective interest rate	4.3%	16.5%

     In general, our notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturities.
     Notes receivable in our portfolio are evaluated for collectability individually and collectively for each reporting period. The process of evaluating the collectability involves significant judgment. Therefore, there is at least a

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
reasonable possibility that a change in our estimates regarding collectability will occur in the future. Valuation allowances recorded for loans impaired according to our analysis are included in the “impairment charges” in the consolidated statements of operations.
     Interest payments since March of 2009 have not been made on the $7.1 million junior participation note receivable maturing January 2011 secured by a hotel property in La Jolla, California. In accordance with our accounting policy, we have discontinued recording interest on this note beginning in March of 2009. We put the borrower in default for failure to make the payments and the failure to maintain liquidity and net worth covenants as required under the loan guaranty. The first mortgage holder also put the borrower in default. We are in discussions with the borrower and the first mortgage holder with regard to potential workout solutions. Because we obtained personal guaranties from the principals of the borrower and a new investor has agreed to a possible restructuring of the loan that does not reduce principal on our mezzanine loan position while bringing the loan current, no valuation allowance was recorded on this note.
     Principal and interest payments have not been made since October 2008 on the $18.2 million junior participation note receivable secured by a hotel property in Nevis, West Indies. The underlying hotel property suffered significant damage by Hurricane Omar in 2008. In accordance with our accounting policy, we discontinued recording interest on this note beginning in October 2008. During the quarter ended June 30, 2009, we were made aware that insurance recoveries for the damages from the hurricane were not adequate to fully fund the repairs of the property and further delays in the reopening of the property were likely. As a result, we recorded a valuation allowance of $9.1 million to reflect our concerns regarding the collectability of our investment. Since June 30, 2009, more information became available indicating that additional uninsured and deferred costs could potentially exceed our loan principal and further delay the foreclosure process and eventual reopening. As a result of these factors along with the fact that pursuant to a settlement with a more senior participant, we relinquished our controlling holder status under the participation agreement, we recorded an additional valuation allowance of $9.1 million in the quarter ended September 30, 2009, for the remaining carrying amount of the note.
     The borrower of the $4.0 million junior participation loan collateralized by the Sheraton hotel property in Dallas, Texas which was due in July 2009 has been in default since May 11, 2009. Based on a recent appraisal of the property from a third party, it is unlikely that we will be able to recover our full investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable in the second quarter ended June 30, 2009.
     The $164.0 million principal amount mezzanine loan secured by 681 Extended Stay Hotel properties was purchased at a significant discount which was amortized over the life of the loan through March 31, 2009. In June 2009, the issuer of this note filed for Chapter 11 bankruptcy protection from its creditors. We anticipate that the issuer, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in the second quarter ended June 30, 2009, for the full amount of the book value of the note. Prior to the bankruptcy filing, all payments on this loan were current.
     The $7.0 million loan collateralized by the Le Meridien hotel property in Dallas, Texas is no longer in a position to service its debt payments in the absence of a cash infusion from the borrower. It is likely that we will be unable to recover the full value of our investment due to our junior status. As a result, we recorded a valuation allowance in the quarter ended June 30, 2009, for the full amount of the note receivable.
     Due to the fact that the Ritz-Carlton hotel property in Key Biscayne, Florida collateralizing the $38.0 million principal amount loan is not generating sufficient cash flow for debt service, we have entered into definitive agreements, subject to servicer consent, with the borrower and a third party investor. Under the agreements, the third party investor, subject to certain conditions, has committed to funding equity to execute either a discounted payoff or a direct purchase of our loan for consideration of $20.0 million in cash and a $4.0 million note. Based on the net present value of the future cash flows of the definitive agreements, we recorded a valuation allowance of $10.7 million in the quarter ended September 30, 2009. See Note 11.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The average recorded investment in the impaired loans and the related interest income recognized for the three and nine months ended September 30, 2009 were as follows (in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Average investment in impaired loans	$37,786	$117,840

Interest income recognized on impaired loans	$1,017	$8,003

Interest income recognized on impaired loans using cash-basis	$—	—

6. Investment in Unconsolidated Joint Venture
     We have a 25% ownership interest in a joint venture which invests in mezzanine loans. At September 30, 2009 and December 31, 2008, our investment in the joint venture consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
25% of a mezzanine loan acquired at a discounted price (principal balance of $21,000), secured by 29 hotel properties, matures August 2010 with two one-year extension options, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	$19,847	$18,813
25% of a mezzanine loan at par value secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	5,461	5,461
Allowance for loan losses	(5,461)	(5,461)
Other, net	106	106
Distributions	(2,467)	(1,800)
Equity in earnings since inception before discount amortization and allowance for loan losses	2,833	2,003

Total	$20,319	$19,122

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Assets Held for Sale and Discontinued Operations
     The following table summarizes the operating results of the discontinued operations for the three and nine months ended September 30, 2008 ($ in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Number of properties:
Properties classified as held for sale at end of period	1	1
Properties sold during the period	3	9

Total properties included in discontinued operations	4	10

Results of operations:
Hotel revenues	$11,909	$80,854
Total operating expenses	(10,022)	(64,062)

Operating income	1,887	16,792
Gain on sales of properties	1,411	8,315
Depreciation and amortization	(1,106)	(6,635)
Interest expense and amortization of loan costs	(627)	(3,465)
Write-off of loan costs, premiums and exit fees, net	(236)	1,112

Income from discontinued operations before income taxes	1,329	16,119
Income taxes	—	(210)

Income from discontinued operations	1,329	15,909
Income from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	(109)	(1,249)

Income from discontinued operations attributable to the Company.	$1,220	$14,660

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Indebtedness
     Indebtedness consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

				September 30,	December 31,
Indebtedness	Collateral	Maturity	Interest Rate	2009	2008
Mortgage loan	10 hotels	July 2015	5.22%	$160,490	$160,490
Mortgage loan	5 hotels	February 2016	5.53%	115,645	115,645
Mortgage loan	5 hotels	February 2016	5.53%	95,905	95,905
Mortgage loan	5 hotels	February 2016	5.53%	83,075	83,075
Mortgage loan	8 hotels	December 2014	5.75%	110,899	110,899
Mortgage loan	8 hotels	December 2015	5.70%	100,576	100,576
Senior credit facility	Notes receivable	April 2010(1)	LIBOR(2) + 2.75% to 3.5%(3)	250,000	250,000
Mortgage loan	1 hotel	December 2016	5.81%	101,000	101,000
Mortgage loan	5 hotels	December 2009(1)	LIBOR (2) + 1.72%	203,400	203,400
Mortgage loan	5 hotels	April 2017	5.95%	115,600	115,600
Mortgage loan	7 hotels	April 2017	5.95%	126,466	126,466
Mortgage loan	2 hotels	April 2017	5.95%	128,251	128,408
Mortgage loan	5 hotels	April 2017	5.95%	103,906	103,906
Mortgage loan	5 hotels	April 2017	5.95%	158,105	158,105
Mortgage loan	3 hotels	April 2017	5.95%	260,980	260,980
Mortgage loan	1 hotel	April 2017	5.91%	35,000	35,000
Mortgage loan	10 hotels	May 2010(1)	LIBOR(2) + 1.65%	167,202	167,202
Mortgage loan	1 hotel	December 2017(4)	7.39%	—	48,790
Mortgage loan	1 hotel	January 2011	8.32%	5,867	5,966
Mortgage loan	1 hotel	January 2023	7.78%	4,900	6,612
TIF loan	1 hotel	June 2018	12.85%	7,783	7,783
Mortgage loan	1 hotel	March 2010(5)	5.6%	29,135	29,396
Mortgage loan	3 hotels	April 2011	5.47%	65,248	66,420
Mortgage loan	4 hotels	March 2010	5.95%	75,000	75,000
Mortgage loan	1 hotel	June 2011	LIBOR (2) + 2%	19,740	19,740
Mortgage loan	2 hotels	August 2011(1)	LIBOR (2) + 2.75%	157,400	159,000
Mortgage loan	1 hotel	March 2011(1)	LIBOR (2) + 3.75%	52,500	55,000
Mortgage loan	1 hotel	March 2012(1)	LIBOR (2) + 4%	60,800	—
Mortgage loan	1 hotel	April 2034	Greater of 6% or Prime + 1%	6,951	—

Total indebtedness				$2,801,824	$2,790,364

(1)	Each of these loans has two one-year extension options remaining.

(2)	LIBOR rates were 0.25% and 0.44% at September 30, 2009 and December 31, 2008, respectively.

(3)	Based on the debt-to-assets ratio defined in the loan agreement, interest rate on this debt was LIBOR + 3% as of September 30, 2009.

(4)	This note was refinanced in February 2009, with the $60.8 million note due March 1, 2012 and the unamortized premium of $1.4 million was written off.

(5)	This note is in the process of deed-in-lieu of foreclosure or foreclosure of the property.
     In February 2009, we refinanced the $47.4 million loan (excluding a premium of $1.4 million) secured by a hotel property in Arlington, Virgina, with a $60.8 million loan at an interest rate of LIBOR plus 4% for three years with two one-year extension options. In conjunction with the refinancing, we purchased an interest rate cap with a notional amount of $60.8 million and a strike rate of 4.81% for $161,000. In addition, in March 2009, we obtained a $7.0 million mortgage loan on a hotel property in Jacksonville, Florida. The loan matures April 2034 and bears an interest rate at the greater of 6% or prime plus 1%.
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
     The main covenants of our $250.0 million senior credit facility with 10 banks, which expires in April 2010 with two one-year extension options that takes it to April 2012, include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through March 31, 2011 (1.60x at September 30, 2009), and 1.35x thereafter until expiration; and (ii)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the maximum leverage ratio, as defined, of 65% (57.8% at September 30, 2009). The only requirement to extend the credit facility is that the facility be in a non-default status with regards to the covenants.
     The articles governing our Series B-l preferred stock require us to maintain certain covenants. The impairment charges recorded during the quarter ended June 30, 2009 could have prevented us from satisfying one financial ratio. However, the holder of the Series B-l preferred stock reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second quarter as they impact the financial ratio calculations for the affected periods. At September 30, 2009, we are in compliance with all covenants required under the articles governing the Series B-l preferred stock.
9. Income (Loss) Per Share
     Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share under the two-class method. The following table reconciles the amounts used in calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(Loss) income from continuing operations attributable to the Company	$(28,796)	$7,579	$(178,198)	$(26,180)
Less: Dividends to preferred stocks	(4,831)	(7,018)	(14,492)	(21,054)
Less: Dividends to common stock	—	(22,513)	—	(72,837)
Less: Dividends to unvested shares	—	(582)	—	(545)

Undistributed loss from continuing operations attributable to the Company	$(33,627)	$(22,534)	$(192,690)	$(120,616)

Income from discontinued operations allocated to common shares	$—	$1,220	$—	$14,660
Income from discontinued operations allocated to unvested restricted shares	—	—	—	—

Total income from discontinued operations attributable to the Company	$—	$1,220	$—	$14,660

Weighted average common shares — Basic	65,266	115,819	72,167	117,828

Income from continuing operations distributed to common shares	$—	$22,513	$—	$72,837
Undistributed loss from continuing operations allocated to common shares	(33,627)	(22,534)	(192,690)	(120,616)

Total distributed and undistributed loss from continuing operations to common shares	(33,627)	(21)	(192,690)	(47,779)
Income from discontinued operations allocated to common shares	—	1,220	—	14,660

Total distributed and undistributed (loss) income to common shares	$(33,627)	$1,199	$(192,690)	$(33,119)

Basic and diluted (loss) income per share:
Distributed (loss) income from continuing operations	$—	$0.19	$—	$0.62
Undistributed loss from continuing operations	(0.52)	(0.19)	(2.67)	(1.02)

Total loss from continuing operations	(0.52)	—	(2.67)	(0.40)
Income from discontinued operations	—	0.01	—	0.12

Basic and diluted net (loss) income attributable to common shares	$(0.52)	$0.01	$(2.67)	$(0.28)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to the anti-dilutive effect, the weighted average diluted shares do not reflect the adjustments for the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Number of shares from assumed conversion of Preferred B-1 shares	7,448	7,448	7,448	7,448
Assumed conversion of weighted average outstanding operating partnership units	13,492	14,390	13,456	14,082

Total	20,940	21,838	20,904	21,530

10. Derivatives and Hedging Activities
     We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our asset cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. We entered into these interest rate derivatives and believe that the counterparties’ nonperformance risk is limited. In March 2009, in order to take advantage of the declining LIBOR rates, we entered into a one-year “flooridor” with a financial institution for the period commencing December 14, 2009 and ending December 13, 2010 for a notional amount of $3.6 billion. The flooridor establishes a floor rate of 0.75%. Under this flooridor, the counterparty will pay us interest on the notional amount when LIBOR rates are below the original floor of 1.25% up to a maximum of 50 basis points on the notional amount. The upfront cost of this flooridor was $8.5 million. On July 1, 2009, we purchased two one-year term flooridors, each with a notional amount of $1.8 billion, for an upfront cost of $22.3 million. Under the first flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 14, 2009 and ending December 13, 2010 when LIBOR rates are below 1.75% up to a maximum of 50 basis points on the notional amount. Under the second flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 13, 2010 and ending December 13, 2011 when LIBOR rates are below 2.75% up to a maximum of 225 basis points on the notional amount. We have no further liability under these flooridors to the counterparties.
     In addition, during the nine months ended September 30, 2009, we entered into seven interest rate caps with total notional amounts of $283.0 million to cap the interest rates on mortgage loans with an aggregate principal amount of $283.0 million (aggregate principal balance at September 30, 2009 was $280.5 million) with strike rates between 4.81% and 6%. The total price for these hedges was $233,000. These interest rate caps were designated as cash flow hedges.
     All derivatives are recorded at their fair values and reported net as “Interest rate derivatives” in the consolidated balance sheets in accordance with authoritative accounting guidance. For derivatives that are not designated as hedges, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated other comprehensive income (loss)” (OCI) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. During the next twelve months, we expect $502,000 of accumulated comprehensive loss will be reclassified to interest expense.
     We have a derivative agreement that incorporates the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At September 30, 2009, we were in compliance with all the covenants under the senior credit facility. At September 30, 2009, the fair value of derivatives related to this agreement was an asset of $50.4 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our non-hedge designated interest rate derivatives at September 30, 2009 and the effects of these derivatives on the consolidated statement of operations for the three and nine months ended September 30, 2009 are as follows ($ in thousands):

						Gain or (Loss)			Interest Savings or (Cost)
						Recognized in Income			Recognized in Income
						Three	Nine		Three		Nine
				Fair		Months	Months		Months		Months
				Value		Ended	Ended		Ended		Ended
Derivative	Notional	Strike		Asset/		September 30,	September 30,		September 30,		September 30,
Type	Amount	Rate	Maturity	(Liability)		2009	2009		2009		2009
Interest rate cap	$1,000,000	3.75% Pays LIBOR	2011	$707		$(239)	$(52)		$—		$—
Interest rate swap	$1,800,000	plus 2.639%, receives 5.84%	2013	80,318		6,396	(18,888)		13,432		38,100
Interest rate floor	$1,800,000	1.25%	2013	(19,425)		(7,904)	(2,258)		(4,453)		(11,455)
Interest rate flooridor	$1,800,000	1.25% — 0.75%	2009	1,848		(2,182)	(3,870)		2,300		6,558
Interest rate flooridor	$3,600,000	1.25% — 0.75%	2010	14,099		4,205	5,649		—		—
Interest rate flooridor	$1,800,000	1.75% — 1.25%	2010	7,875		781	781		—		—
Interest rate flooridor	$1,800,000	2.75% — 0.50%	2011	19,719		4,474	4,474		—		—

Total				$105,141	(1)	$5,531 (2)	$(14,164	)(2)	$11,279	(3)	$33,203	(3)

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.
     The fair value of our hedge-designated interest rate derivatives at September 30, 2009 and the effects of these derivatives on the consolidated statement of operations for the three and nine months ended September 30, 2009 are as follows ($ in thousands):

								Reclassified from		Gain (Loss) Recognized
						Income (Loss)		Accumulated OCI		in Income for
						Recognized in OCI		into Interest Expense		Ineffective Portion
						Three	Nine	Three	Nine	Three		Nine
						Months	Months	Months	Months	Months		Months
				Fair		Ended	Ended	Ended	Ended	Ended		Ended
	Notional	Strike		Value		September 30,	September 30,	September 30,	September 30,	September 30,		September 30,
Derivative Type	Amount	Rates	Maturity	Asset		2009	2009	2009	2009	2009		2009
Interest rate cap	$212,000	6.25%	2009	$—		$35	$97	$35	$97	$—		$—
Interest rate cap	$160,000	5.00%	2010	3		14	18	17	22	—		—
Interest rate cap	$160,000	5.00%	2011	186		3	105	—	—	(1)		3
Interest rate cap	$55,000	5.00%	2010	1		6	6	3	4	(4)		(4)
Interest rate cap	$55,000	5.00%	2011	20		2	(23)	—	—	(1)		(1)
Interest rate cap	$60,800	4.81%	2012	165		(10)	4	—	—	—		—
Interest rate cap	$167,212	6.00%	2010	—		—	(28)	—	—	—		—

Total				$375	(1)	$50	$179	$55	$123	$(6	)(2)	$(2	)(2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.

(2)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
     The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The variable cash payments/receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps, floors and flooridors are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities (the “Level 2” inputs that are observable at commonly quoted intervals, other than quoted prices). We also incorporate credit valuation adjustments (the “Level 3” inputs that are unobservable typically based on our own assumptions, as there is little, if any, related market activity) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we have considered the impact of netting any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which measurements fall (in thousands):

	September 30, 2009			December 31, 2008
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets
Non-hedge derivatives:
Interest rate swap	$80,318	$—	$80,318	$99,206	$—	$99,206
Interest rate cap	707	—	707	759	—	759
Interest rate flooridor	43,541	—	43,541	5,718	—	5,718
Hedge derivatives:
Interest rate cap	375	—	375	—	—	—

Subtotal	124,941	—	124,941	105,683	—	105,683

Liabilities
Non-hedge derivatives:
Interest rate floor	—	(19,425)	(19,425)	—	(17,168)	(17,168)
Hedge derivatives:
Interest rate cap	—	—	—	—	88	88

Subtotal	—	(19,425)	(19,425)	—	(17,080)	(17,080)

Net	$124,941	$(19,425)	$105,516	$105,683	$(17,080)	$88,603

     The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$62,401	$(57,893)	$(17,080)	$—
Purchases	—	—	—	4,192
Unrealized gain (loss) included in earnings	(7,904)	18,131	(35,087)	(43,954)
Transferred (out) in Level 3	(73,922)	—	32,742	—

Balance at end of period	$(19,425)	$(39,762)	$(19,425)	$(39,762)

11. Impairment Charges
     Investment in Hotel Properties — Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property are not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We have not cured the notice of default and intend to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we wrote down the hotel property to its estimated fair value and recorded an impairment charge of $10.9 million in the quarter ended June 30, 2009. In determining the fair value of the property, we obtained a market analysis based on eight recent hotel sales in the Midwest region provided by a third party. Those sales ranged from a low of $33,000 per key to a high of $125,000 per key. We evaluated the analysis and determined that the current note payable balance on the Hyatt Regency Dearborn hotel property of $29.1 million, or $38,000 per key, is within the range (level 3 input) and approximates the fair value of the property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Notes Receivable — Principal and interest payments have not been made since October 2008 on the $18.2 million junior participation note receivable secured by a hotel property in Nevis, West Indies. The underlying hotel property suffered significant damage by Hurricane Omar in 2008. In accordance with our accounting policy, we discontinued recording interest on this note beginning in October 2008. During the quarter ended June 30, 2009, we were made aware that insurance recoveries for the damages from the hurricane were not adequate to fully fund the repairs of the property and further delays in the reopening of the property were likely. As a result, we recorded a valuation allowance of $9.1 million to reflect our concerns regarding the collectability of our investment. Since June 30, 2009, more information became available indicating that additional uninsured and deferred costs could potentially exceed our loan principal and further delay the foreclosure process and eventual reopening. As a result of these factors along with the fact that pursuant to a settlement with a more senior participant, we relinquished our controlling holder status under the participation agreement, we recorded an additional valuation allowance of $9.1 million in the quarter ended September 30, 2009, for the remaining carrying amount of the note.
     The borrower of the $4.0 million junior participation loan collateralized by the Sheraton hotel property in Dallas, Texas which was due in July 2009 has been in default since May 11, 2009. Based on a recent appraisal of the property from a third party (Level 3 inputs), it is unlikely that we will be able to recover our full investment due to our junior status. As a result, we recorded a valuation allowance in the quarter ended June 30, 2009, for the full amount of the note receivable.
     The $164.0 million principal amount mezzanine loan secured by 681 Extended Stay Hotel properties was purchased at a significant discount which was amortized over the life of the loan through March 31, 2009. In June 2009, the issuer of this note filed for Chapter 11 bankruptcy protection from its creditors. We anticipate that the issuer, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in the quarter ended June 30, 2009, for the full amount of the book value of the note. Prior to the bankruptcy filing, all payments on this loan were current.
     The $7.0 million loan collateralized by the Le Meridien hotel property in Dallas, Texas is no longer in a position to service its debt payments in the absence of a cash infusion from the borrower. It is likely that we will be unable to recover the full value of our investment due to our junior status. As a result, we recorded a valuation allowance in the quarter ended June 30, 2009, for the full amount of the note receivable.
     Due to the fact that the Ritz-Carlton hotel property in Key Biscayne, Florida collateralizing the $38.0 million principal amount loan is not generating sufficient cash flow for debt service, we have entered into definitive agreements, subject to servicer consent, with the borrower and a third party investor. Under the agreements, the third party investor, subject to certain conditions, has committed to funding equity to execute either a discounted payoff or a direct purchase of our loan for consideration of $20.0 million in cash and a $4.0 million note. In evaluating possible impairment on this loan, consideration was given to different scenarios including (i) the agreed-upon transaction is closed without material changes; (ii) the agreed-upon transaction fails to close, the borrower defaults and the remedies are unfavorable to us; and (iii) the agreed-upon transaction fails to close but borrower protects its investment and the loan would be paid-in-full at its maturity. We concluded that the transaction is most likely to close under the first scenario and recorded a valuation allowance of $10.7 million in the quarter ended September 30, 2009 based on the net present value of the future cash flows under the definitive agreements.
     The following table summarizes the changes in allowance for losses for the three and nine months ended September 30, 2009 (in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Balance at beginning of period	$129,456	$—
Valuation allowance for notes receivable	19,816	149,272

Balance at end of period	$149,272	$149,272

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Redeemable Noncontrolling Interests
     Redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus distributions paid to these limited partners’ Class B unit holdings. Redeemable noncontrolling interests in our operating partnership at September 30, 2009 and December 31, 2008 were $84.9 million and $107.5 million, which represented ownership of 18.4% and 14.3% in our operating partnership, respectively. The change in ownership percentage is the result of the decrease in outstanding common shares due to the shares repurchase program authorized by our Board of Directors. Net loss attributable to the redeemable noncontrolling interests was $4.4 million and $25.6 million for the three and nine months ended September 30, 2009, respectively. Net income attributable to the redeemable noncontrolling interests was $856,000, for the three months ended September 30, 2008, and net loss attributable to the redeemable noncontrolling interests was $738,000 for the nine months ended September 30, 2008. The carrying value at September 30, 2009 included a $4.4 million adjustment to reflect the excess of redemption value over the accumulated historical costs related to the operating partnership units granted at IPO in 2003. For all other operating partnership units, the carrying value was based on the accumulated historical cost as the accumulated historical cost was greater than the redemption value at September 30, 2009.
     During the three and nine months ended September 30, 2009, we made distributions to redeemable noncontrolling interests of $697,000 and $2.1 million, respectively. We made such distributions of $3.0 million and $8.9 million for the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2009, we recognized compensation expense related to the long-term incentive partnership units issued in 2008 of $248,000 and $735,000, respectively. For the three and nine months ended September 30, 2008, we recognized such expense of $248,000 and $734,000, respectively.
13. Equity and Stock-Based Compensation
      Stock Repurchases — In January 2009, the Board of Directors approved an additional $200.0 million authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. During the nine months ended September 30, 2009, we have repurchased 23.8 million shares of our common stock, 697,600 shares of the Series A preferred stock and 727,550 shares of the Series D preferred stock for a total price of $64.0 million, including $564,000 of commissions.
      Stock-Based Compensation — During the three and nine months ended September 30, 2009, we recognized compensation expense of $891,000 and $3.2 million, respectively, related to our stock-based compensation plan. During the three and nine months ended September 30, 2008, we recognized such expense of $1.4 million and $4.5 million, respectively. As of September 30, 2009, the unamortized amount of the unvested shares of restricted stock was $5.6 million and will be amortized over a period of 2.9 years.
     Dividends — A summary of dividends declared for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Common stock	$—	$23,095	$—	$73,382
Preferred stock:
Series A preferred stock	796	1,229	2,385	3,687
Series B-1 preferred stock	1,043	1,564	3,128	4,692
Series D preferred stock	2,992	4,225	8,979	12,675

Total dividends declared	$4,831	$30,113	$14,492	$94,436

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
     Noncontrolling Interests in Consolidated Joint Ventures — Noncontrolling interests in consolidated joint ventures at September 30, 2009 and December 31, 2008 were $17.9 million and $19.4 million, respectively, which represent ownership percentages ranging from 11% to 25% of six hotel properties held by three joint ventures, and are reported in equity in the consolidated balance sheets. Loss from consolidated joint ventures attributable to these noncontrolling interests was $476,000 and $629,000 for the three and nine months ended September 30, 2009, respectively, and income from consolidated joint ventures attributable to these noncontrolling interests was $123,000 and $2.9 million for the three and nine months ended September 30, 2008, respectively.
14. Commitments and Contingencies
      Restricted Cash — Under certain management and debt agreements existing at September 30, 2009, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt agreement, we escrow 4% to 6% of gross revenue for capital improvements.
     Franchise Fees — Under franchise agreements existing at September 30, 2009, we pay franchisor royalty fees between 2.5% and 6% of gross room revenue, or in some cases, gross room and food and beverage revenues, as well as fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue, or in some cases, gross room and food and beverage revenues. These franchise agreements expire between 2011 and 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
     For the nine months ended September 30, 2009 and 2008, our continuing operations incurred franchise fees of $18.4 million and $21.8 million, respectively, which are included in indirect hotel operating expenses in the accompanying consolidated statements of operations.
     Management Fees — Under management agreements existing at September 30, 2009, we pay (i) monthly property management fees equal to the greater of $10,000 (CPI adjusted) or 3% of gross revenues, or in some cases 2% to 8.5% of gross revenues, as well as annual incentive management fees, if applicable, (ii) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and (iii) other general fees at current rates as approved by our independent directors, if required. These management agreements expire between 2011 and 2029, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Fair Value of Financial Instruments
     Determining estimated fair values of our financial instruments requires considerable judgment to interpret market data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$197,920	$197,920	$241,597	$241,597
Restricted cash	$65,270	$65,270	$69,806	$69,806
Accounts receivable	$39,471	$39,471	$41,110	$41,110
Notes receivable	$66,652	$45,516 to $50,307	$212,815	$200,293
Interest rate derivatives — cash flow hedges	$376	$376	$88	$88
Interest rate derivatives — non-cash flow hedges	$105,140	$105,140	$88,515	$88,515
Due from third-party hotel managers	$52,428	$52,428	$48,116	$48,116
Financial liabilities:
Indebtedness	$2,801,824	$1,883,427 to $2,081,679	$2,790,364	$2,788,503
Accounts payable and accrued expenses	$115,335	$115,335	$93,476	$93,476
Due to related parties	$1,403	$1,403	$2,378	$2,378
Due to third-party hotel managers	$2,024	$2,024	$3,855	$3,855
     Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature.
     Accounts receivable, due to/from related parties or third-party hotel managers, accounts payable and accrued expenses. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments.
     Notes receivable. Because there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes (level 3 inputs) at September 30, 2009. We estimated the fair value of the notes receivable to be approximately 25% to 32% lower than the carrying value of $66.7 million at September 30, 2009.
     Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the September 30, 2009 indebtedness valuation, we used estimated future cash flows discounted at applicable index forward curves (level 2 inputs) adjusted for credit spreads (level 3 inputs). We estimated the fair value of the indebtedness to be approximately 26% to 33% lower than the carrying value of $2.8 billion at September 30, 2009.
     Interest rate derivatives. Fair value of the interest rate derivatives are determined using the net discounted cash flows of the expected cash flows of each derivative based on the market-based interest rate curve (level 2 inputs) and adjusted for credit spreads of Ashford and the counterparties (level 3 inputs). See Note 10 for a complete description of the methodology and assumptions utilized in determining the fair values.
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
     For the three and nine months ended September 30, 2009 and 2008, financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended September 30, 2009:
Total revenue	$218,831	$1,761	$—	$220,592

Total hotel operating expenses	152,970	—	—	152,970
Property taxes, insurance and other	16,023	—	—	16,023
Depreciation and amortization	38,935	—	—	38,935
Impairment charges	—	19,816	—	19,816
Corporate general and administrative	—	—	9,257	9,257

Total expenses	207,928	19,816	9,257	237,001

Operating income (loss)	10,903	(18,055)	(9,257)	(16,409)
Equity in earnings of unconsolidated joint venture	—	642	—	642
Interest income	—	—	56	56
Other income	—	—	13,228	13,228
Interest expense and amortization of loan costs	—	—	(36,545)	(36,545)
Unrealized gain on derivatives	—	—	5,525	5,525

Income (loss) from continuing operations before income taxes	10,903	(17,413)	(26,993)	(33,503)
Income tax expense	—	—	(193)	(193)

Income (loss) from continuing operations	10,903	(17,413)	(27,186)	(33,696)
Income from discontinued operations	—	—	—	—

Net income (loss)	10,903	(17,413)	(27,186)	(33,696)
Loss from consolidated joint ventures attributable to noncontrolling interests	—	—	476	476
Net loss attributable to redeemable noncontrolling interests in operating partnership	—	—	4,424	4,424

Net income (loss) attributable to the Company	$10,903	$(17,413)	$(22,286)	$(28,796)

As of September 30, 2009:
Total assets	$3,696,535	$90,008	$299,150	$4,085,693

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended September 30, 2008:
Total revenue	$276,480	$8,801	$—	$285,281

Total hotel operating expenses	184,252	—	—	184,252
Property taxes, insurance and other	14,918	—	—	14,918
Depreciation and amortization	44,406	—	—	44,406
Corporate general and administrative	—	—	8,834	8,834

Total expenses	243,576	—	8,834	252,410

Operating income (loss)	32,904	8,801	(8,834)	32,871
Equity in earnings of unconsolidated joint venture	—	491	—	491
Interest income	—	—	697	697
Other income	—	—	3,379	3,379
Interest expense and amortization of loan costs	—	—	(39,870)	(39,870)
Write-off of loan costs, premiums and exit fees, net	—	—	(1,226)	(1,226)
Unrealized gain on derivatives	—	—	12,528	12,528

Income (loss) from continuing operations before income taxes	32,904	9,292	(33,326)	8,870
Income tax expense	—	—	(421)	(421)

Income (loss) from continuing operations	32,904	9,292	(33,747)	8,449
Income from discontinued operations	1,329	—	—	1,329

Net income (loss)	34,233	9,292	(33,747)	9,778
Income from consolidated joint ventures attributable to noncontrolling interests	—	—	(123)	(123)
Net income attributable to redeemable noncontrolling interests in operating partnership	—	—	(856)	(856)

Net income (loss) attributable to the Company	$34,233	$9,292	$(34,726)	$8,799

As of September 30, 2008:
Total assets	$3,909,187	$247,945	$177,235	$4,334,367

Nine Months Ended September 30, 2009:
Total revenue	$689,839	$10,397	$—	$700,236

Total hotel operating expenses	469,716	—	—	469,716
Property taxes, insurance and other	46,602	—	—	46,602
Depreciation and amortization	118,927	—	—	118,927
Impairment charges	10,871	149,272	—	160,143
Corporate general and administrative	—	—	23,014	23,014

Total expenses	646,116	149,272	23,014	818,402

Operating income (loss)	43,723	(138,875)	(23,014)	(118,166)
Equity in earnings of unconsolidated joint venture	—	1,863	—	1,863
Interest income	—	—	253	253
Other income	—	—	35,140	35,140
Interest expense and amortization of loan costs	—	—	(109,663)	(109,663)
Write-off of loan costs, premiums and exit fees, net	—	—	930	930
Unrealized loss on derivatives	—	—	(14,166)	(14,166)

Income (loss) from continuing operations before income taxes	43,723	(137,012)	(110,520)	(203,809)
Income tax expense	—	—	(585)	(585)

Income (loss) from continuing operations	43,723	(137,012)	(111,105)	(204,394)
Income from discontinued operations	—	—	—	—

Net income (loss)	43,723	(137,012)	(111,105)	(204,394)
Loss from consolidated joint ventures attributable to noncontrolling interests	—	—	629	629
Net loss attributable to redeemable noncontrolling interests in operating partnership	—	—	25,567	25,567

Net income (loss) attributable to the Company	$43,723	$(137,012)	$(84,909)	$(178,198)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Nine Months Ended September 30, 2008:
Total revenue	$862,533	$15,273	$—	$877,806

Total hotel operating expenses	558,116	—	—	558,116
Property taxes, insurance and other	45,776	—	—	45,776
Depreciation and amortization	126,405	—	—	126,405
Corporate general and administrative	—	—	24,903	24,903

Total expenses	730,297	—	24,903	755,200

Operating income (loss)	132,236	15,273	(24,903)	122,606
Equity in earnings of unconsolidated joint venture	—	2,304	—	2,304
Interest income	—	—	1,594	1,594
Other income	—	—	6,244	6,244
Interest expense and amortization of loan costs	—	—	(116,771)	(116,771)
Write-off of loan costs, premiums and exit fees, net	—	—	(1,226)	(1,226)
Unrealized loss on derivatives	—	—	(38,861)	(38,861)

Income (loss) from continuing operations before income taxes	132,236	17,577	(173,923)	(24,110)
Income tax expense	—	—	(1,150)	(1,150)

Income (loss) from continuing operations	132,236	17,577	(175,073)	(25,260)
Income from discontinued operations	15,909	—	—	15,909

Net income (loss)	148,145	17,577	(175,073)	(9,351)
Income from consolidated joint ventures attributable to noncontrolling interests	—	—	(2,907)	(2,907)
Net loss attributable to redeemable noncontrolling interests in operating partnership	—	—	738	738

Net income (loss) attributable to the Company	$148,145	$17,577	$(177,242)	$(11,520)

17. Subsequent Events
     On October 13, 2009, we entered into a three-month flooridor transaction with a financial institution for the period commencing October 1, 2009 and ending December 31, 2009 for a notional amount of $2.7 billion. Under the flooridor, the counterparty will pay us interest on the notional amount as long as LIBOR rates remain below the floor of 2%, up to a maximum of 100 basis points. The upfront cost of this flooridor was $6.9 million.
     Subsequent to September 30, 2009 and through the time we issued our financial statements on November 6, 2009, we have repurchased 2.1 million shares of our common stock for a total price of $8.2 million.

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
     Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K and the Form S-3 as filed with the Securities and Exchange Commission on March 2, 2009 and October 30, 2009, respectively. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.
EXECUTIVE OVERVIEW
General
     The U.S. economy has been in a recession since December 2007 caused by the global credit crisis and declining GDP, employment, business investment, corporate profits and consumer spending. As a result of the dramatic downturn in the economy, lodging demand in the U.S. has declined significantly throughout the first nine months of 2009. We have experienced significant declines in demand for hotel rooms associated with leisure, group, business and transient travel. Although we anticipate that lodging demand will improve when the current economy trends reverse, we do not believe such improvements will occur during 2009, and we expect lodging demand and forecasts for the remainder of 2009 will be considerably bearish.
     At September 30, 2009, we owned interests in 103 hotel properties, which included direct ownership in 97 hotel properties and between 75% to 89% interests in six hotel properties through majority-owned investments in joint ventures which represents 23,255 total rooms, or 22,913 net rooms excluding those attributable to noncontrolling joint venture partners. In addition, at September 30, 2009, we owned $66.7 million of mezzanine or first-mortgage loans receivable and a 25% interest in a joint venture with Prudential Real Estate Investors (“PREI”) formed in January 2008 (the “PREI JV”). The joint venture owned a $79.4 million mezzanine loan at September 30, 2009.
     Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
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
2009 Developments
     When we implemented our mezzanine loan investment strategy, we performed the underwriting stress test based on worst case scenarios similar to what the hotel industry experienced post 9/11. However, the magnitude of the current economic downturn far exceeds our underwriting sensitivity. If the current economic downturn continues and the underlying hotel properties of our mezzanine loan portfolio are unable to generate enough cash flows for the scheduled payments, there is a chance that the remaining mezzanine loan portfolio could be written off in its entirety. The remaining balance of our mezzanine loan portfolio was $86.5 million at September 30, 2009, including our 25% ownership in a mezzanine loan held by the PREI JV. If this write-off were to occur, it would impact our operating income by up to $4.9 million annually.
     Principal and interest payments have not been made since October 2008, on the $18.2 million junior participation note receivable secured by a hotel property in Nevis, West Indies. The underlying hotel property suffered significant damage by Hurricane Omar in 2008. In accordance with our accounting policy, we discontinued recording interest on this note beginning in October 2008. During the quarter ended June 30, 2009, we were made aware that insurance recoveries for the damages from the hurricane were not adequate to fully fund the repairs of the property and further delays in the reopening of the property were likely. As a result, we recorded a valuation allowance of $9.1 million to reflect our concerns regarding the collectability of our investment. Since June 30, 2009, more information became available indicating that additional uninsured and deferred costs could potentially exceed our loan principal and further delay the foreclosure process and eventual reopening. As a result of these factors along with the fact that pursuant to a settlement with a more senior participant, we relinquished our controlling holder status under the participation agreement, we recorded an additional valuation allowance of $9.1 million in the quarter ended September 30, 2009, for the remaining carrying amount of the note.
     The borrower of the $4.0 million junior participation loan collateralized by the Sheraton hotel property in Dallas, Texas which was due in July 2009 has been in default since May 11, 2009. Based on a recent appraisal of the property from a third party, it is unlikely that we will be able to recover our full investment due to our junior status. As a result, we recorded a valuation allowance in the quarter ended June 30, 2009, for the full amount of the note receivable.
     The $164.0 million principal amount mezzanine loan secured by 681 Extended Stay Hotel properties was purchased at a significant discount which was amortized over the life of the loan through March 31, 2009. In June 2009, the issuer of this note filed for Chapter 11 bankruptcy protection from its creditors. We anticipate that the issuer, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in the quarter ended June 30, 2009, for the full amount of the book value of the note. Prior to the bankruptcy filing, all payments on this loan were current.
     The $7.0 million loan collateralized by the Le Meridien hotel property in Dallas, Texas is no longer in a position to service its debt payments in the absence of a cash infusion from the borrower. It is likely that we will be unable to recover the full value of our investment due to our junior status. As a result, we recorded a valuation allowance in the quarter ended June 30, 2009, for the full amount of the note receivable.
     Due to the fact that the Ritz-Carlton hotel property in Key Biscayne, Florida collateralizing the $38.0 million principal amount loan is not generating sufficient cash flow for debt service, we have entered into definitive agreements, subject to servicer consent, with the borrower and a third party investor. Under the agreements, the third party investor, subject to certain conditions, has committed to funding equity to execute either a discounted payoff or a direct purchase of our loan for consideration of $20.0 million in cash and a $4.0 million note. In evaluating possible impairment on this loan, consideration was given to different scenarios including (i) the agreed-upon transaction is closed without material changes; (ii) the agreed-upon transaction fails to close, the borrower defaults and the remedies are unfavorable to us;

and (iii) the agreed-upon transaction fails to close but borrower protects its investment and the loan would be paid-in-full at its maturity. We concluded that the transaction is most likely to close under the first scenario and recorded a valuation allowance of $10.7 million in the quarter ended September 30, 2009 based on the net present value of the future cash flows under the definitive agreements.
     Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property are not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We have not cured the notice of default and intend to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we wrote down the hotel property to its estimated fair value at June 30, 2009 and recorded an impairment charge of $10.9 million in the quarter ended June 30, 2009. In determining the fair value of the property, we obtained a market analysis based on eight recent hotel sales in the Midwest region provided by a third party, those sales ranged from a low of $33,000 per key to a high of $125,000 per key. We evaluated the analysis and determined that the current note payable balance on the Hyatt Regency Dearborn hotel property of $29.1 million, or $38,000 per key, is within the range and approximates the fair value of the property.
     While the depth and length of the economic downturn is difficult to predict, our current strategy is to preserve capital and enhance liquidity, balanced with taking advantage of buying back our capital stock. As a result, we suspended work on a few renovation and improvement projects. In that regard, we did not expense the total costs capitalized on certain incomplete projects of approximately $600,000 as we expect to continue those projects in the future once the economic environment improves. However, if we decide not to move forward with those projects in the future, we will expense these costs.
     In March 2009, in order to take advantage of the declining LIBOR rates, we entered into a one-year “flooridor” with a financial institution for the period commencing December 14, 2009 and ending December 13, 2010 for a notional amount of $3.6 billion. The flooridor establishes a floor rate of 0.75%. Under this new flooridor, the counterparty will pay us interest on the notional amount when LIBOR rates are below the original floor of 1.25% up to a maximum of 50 basis points on the notional amount. The upfront cost of this flooridor was $8.5 million. In addition, during the nine months ended September 30, 2009, we entered into seven interest rate caps with total notional amounts of $283.0 million to cap the interest rates on mortgage loans with an aggregate principal amount of $283.0 million (aggregate principal balance at September 30, 2009 was $280.5 million) with strike rates between 4.81% and 6%. The total price for these hedges was $233,000. These interest rate caps were designated as cash flow hedges.
     On July 1, 2009, we purchased two one-year term flooridors, each with a notional amount of $1.8 billion, for an upfront cost of $22.3 million. Under the first flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 14, 2009 and ending December 13, 2010 when LIBOR rates are below 1.75% up to a maximum of 50 basis points on the notional amount. Under the second flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 13, 2010 and ending December 13, 2011 when LIBOR rates are below 2.75% up to a maximum of 225 basis points on the notional amount. We have no further liability under these flooridors to the counterparties.
     In January 2009, the Board of Directors authorized an additional $200 million repurchase plan authorization (excluding fees, commissions and all other ancillary expenses) for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. During the nine months ended September 30, 2009, we have repurchased 23.8 million shares of our common stock, 697,600 shares of the Series A preferred stock and 727,550 shares of the Series D preferred stock for a total price of $63.4 million (excluding commissions of $564,000).
     We would like to emphasize that just because certain items and comments are emphasized in a particular quarter with regard to our investments, interest rate derivatives and liquidity or any other matter, the reader should not assume that such items and comments are not equally important for the current quarter and going forward.
CRITICAL ACCOUNTING POLICIES
     We adopted authoritative accounting guidance issued in December 2007 that was effective as of January 1, 2009, which states that accounting and reporting for minority interests should be re-characterized as noncontrolling interests and classified as a component of equity. However, noncontrolling interests that are redeemable for cash or other assets are to be classified outside of equity if they are redeemable (i) at a fixed or determinable price on a fixed or a determinable date; (ii) at the option of the holder; or (iii) upon the occurrence of an event that is not solely within the control of the issuer. The guidance also requires net income and other comprehensive income to be attributed to controlling and noncontrolling interests. To comply with these accounting rules, we have reclassified the noncontrolling interests in our consolidated joint ventures from the mezzanine section of our balance sheets to equity. Redeemable noncontrolling interests in our operating partnership will continue to be classified in the mezzanine section of the balance sheets as these redeemable operating units do not meet the requirements for equity classification because the redemption feature requires the delivery of cash or registered shares. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value. Income/loss from consolidated joint ventures attributable to noncontrolling interests in our consolidated joint ventures and net income/loss attributable to redeemable noncontrolling interests in the operating partnership are reported as deductions/additions from net income/loss. Comprehensive income/loss attributable to these noncontrolling interests is reported as deductions/additions from comprehensive income/loss. We reclassified prior period amounts to reflect these requirements. The adoption of this standard had no effect on our basic and diluted income/loss per share.
     In March 2008, the FASB issued authoritative accounting guidance to enhance the disclosures about derivative instruments and hedging activities. Under the new guidance, entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under the applicable authoritative guidance; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this statement beginning January 1, 2009. There was no financial impact from the adoption of this accounting guidance and disclosures about our derivative instruments are presented in accordance with the requirements of the accounting guidance. See Note 10 of Notes to Consolidated Financial Statements.
     In June 2008, the FASB issued authoritative accounting guidance to require non-vested shares that contain non-forfeitable rights to dividends or dividend equivalents to be considered participating securities, and therefore be included in computing earnings per share using the two-class method. We adopted this guidance as of January 1, 2009. Income (loss) per share has been computed using the two-class method for all periods presented and there has been no material impact on the income (loss) per share amount from the adoption of this accounting guidance.
     There have been no other significant new accounting policies employed during the nine months ended September 30, 2009. See our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of critical accounting policies.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2009, the FASB issued authoritative accounting guidance to modify existing accounting guidance on transfers of financial assets. The new guidance is effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The new authoritative guidance limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial assets. In addition, the guidance defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The impact of adopting this new guidance when effective will depend upon the nature, term and size of the assets transferred, if any.
     In June 2009, the FASB issued authoritative accounting guidance to redefine the characteristics of the primary beneficiary to be identified when an enterprise performs an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (VIE). This accounting guidance is effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed and ongoing reassessments of whether it is the primary beneficiary of a VIE. It also amends certain previous guidance for determining whether an entity is a VIE and eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. We are currently evaluating the effects the adoption of the new guidance will have on our financial condition and results of operations.
     In August 2009, the FASB issued an accounting standard update, effective for the first reporting period (including interim periods) beginning after the issuance date, to provide guidance on measuring liabilities at fair value when no observable data are available. The update clarifies that when measuring fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either (i) the quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets; or (ii) the present value technique or a market approach based on the amount at the measurement date the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. We do not expect a material impact from the adoption of this accounting guidance.
RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Favorable/(Unfavorable)		September 30,		Favorable/(Unfavorable)
	2009	2008	$ Change	%Change	2009	2008	$ Change	%Change
Total revenue	$220,592	$285,281	$(64,689)	(22.7)%	$700,236	$877,806	$(177,570)	(20.2)%
Total hotel expenses	$(152,970)	$(184,252)	$31,282	17.0%	$(469,716)	$(558,116)	88,400	15.8%
Property taxes, insurance and other	$(16,023)	$(14,918)	$(1,105)	(7.4)%	$(46,602)	$(45,776)	(826)	(1.8)%
Depreciation and amortization	$(38,935)	$(44,406)	$5,471	12.3%	$(118,927)	$(126,405)	7,478	5.9%
Impairment charges	$(19,816)	$—	$(19,816)	— *	$(160,143)	$—	(160,143)	— *
Corporate general and administrative	$(9,257)	$(8,834)	$(423)	(4.8)%	$(23,014)	$(24,903)	1,889	7.6%
Operating (loss) income	$(16,409)	$32,871	$(49,280)	— *	$(118,166)	$122,606	(240,772)	— *
Equity in earnings of unconsolidated joint venture	$642	$491	$151	30.8%	$1,863	$2,304	(441)	(19.1)%
Interest income	$56	$697	$(641)	(92.0)%	$253	$1,594	(1,341)	(84.1)%
Other income	$13,228	$3,379	$9,849	291.5%	$35,140	$6,244	28,896	462.8%
Interest expense and amortization of loan costs	$(36,545)	$(39,870)	$3,325	8.3%	$(109,663)	$(116,771)	7,108	6.1%
Write-off of loan costs and exit fees, net	$—	$(1,226)	$1,226	— *	$930	$(1,226)	2,156	— *
Unrealized gain (loss) on derivatives	$5,525	$12,528	$(7,003)	(55.9)%	$(14,166)	$(38,861)	24,695	63.5%
Income tax expense	$(193)	$(421)	$228	54.2%	$(585)	$(1,150)	565	49.1%
(Loss) income from continuing operations	$(33,696)	$8,449	$(42,145)	(498.8)%	$(204,394)	$(25,260)	(179,134)	(709.2)%
Income (loss) from discontinued operations	$—	$1,329	$(1,329)	— *	$—	$15,909	(15,909)	— *
Net (loss) income	$(33,696)	$9,778	$(43,474)	— *	$(204,394)	$(9,351)	(195,043)	— *
Loss (Income) from consolidated joint ventures attributable to noncontrolling interests	$476	$(123)	$599	— *	$629	$(2,907)	3,536	— *
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	$4,424	$(856)	$5,280	— *	$25,567	$738	24,829	— *
Net (loss) income attributable to the Company	$(28,796)	$8,799	$(37,595)	(427.3)%	$(178,198)	$(11,520)	(166,678)	(1446.9)%

*	Not meaningful.
     Income from continuing operations includes the operating results of 103 hotel properties that we have owned throughout the entirety of both the three and nine months ended September 30, 2009 and 2008. The following table illustrates the key performance indicators of these hotels for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total hotel revenue (in thousands)	$218,658	$275,970	$689,287	$860,580
Room revenue (in thousands)	$167,494	$208,856	$516,653	$642,264
RevPAR (revenue per available room)	$82.93	$103.44	$85.84	$106.49
Occupancy	67.95%	74.45%	65.96%	73.71%
ADR (average daily rate)	$122.05	$138.94	$130.15	$144.48

Comparison of the Three Months Ended September 30, 2009 with Three Months Ended September 30, 2008
     Revenue. Room revenues decreased $41.4 million, or 19.8%, during the three months ended September 30, 2009, (the “2009 quarter”) compared to the three months ended September 30, 2008 (the “2008 quarter”). Occupancy declined by 650 basis points from 74.45% to 67.95%. ADR declined by $16.89 to $122.05. Decline in market demand placed tremendous pressure on rates to maintain occupancy levels. Food and beverage experienced a similar decline of $14.5 million due to lower volume on catering and banquet events. Other hotel revenue which consists of ancillary revenues such as telecommunication, parking, spa, golf fees, and phone charges also experienced a $1.3 million decline due to lower occupancy.
     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property that is leased to a third-party tenant on a triple-net basis. Rental income experienced a small decline of $131,000 primarily due to the lower occupancy and ADR during the 2009 quarter.
     Interest income from notes receivable decreased $7.0 million for the 2009 quarter compared to the 2008 quarter. This decrease is principally due to the Extended Stay mezzanine loan that was fully impaired during the second quarter of 2009 as a result of the issuer’s bankruptcy filing. Prior to the bankruptcy filing in June 2009, all payments on this loan were current. We recorded income from this loan of $5.6 million for the 2008 quarter. The decrease is also attributable to (i) the two mezzanine loans that were repaid during and after the 2008 quarter; (ii) four other mezzanine loans that were impaired at September 30, 2009 and three of which were in non-accrual status for the entire 2009 quarter (income recognized on these impaired loans was $1.0 million and $1.8 million for the 2009 quarter and the 2008 quarter, respectively); and (iii) the decline in LIBOR rates during the 2009 quarter.
     Asset management fees and other was $173,000 for the 2009 quarter and $510,000 for the 2008 quarter. The decrease is primarily due to the expiration in 2008 of an asset management consulting agreement with a related party which accounted for $338,000 of the income in the 2008 quarter.
     Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments. We experienced a reduction of $15.9 million in direct expenses and a $15.4 million reduction in indirect expenses during the 2009 quarter. The reductions in direct expenses were due to the decline in occupancy. The direct expenses were 35.5% of total hotel revenue during the 2009 quarter as compared to 33.9% during the 2008 quarter. The declines in indirect expenses were partly due to the decrease in occupancy and partly due to the result of cost saving initiatives adopted by the hotel managers.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $1.1 million, or 7.4%, for the 2009 quarter compared to the 2008 quarter, primarily due to higher insurance premiums on policies renewed during the 2009 quarter and other taxes paid.
     Depreciation and Amortization. Depreciation and amortization decreased $5.5 million, or 12.3%, for the 2009 quarter compared to the 2008 quarter primarily due to certain assets that had been fully depreciated since September 30, 2008, which is partially offset by an increase in depreciation expense as a result of capital improvements made at several hotel properties.
     Impairment Charges. In evaluating possible loan impairment, we analyze our notes receivable individually and collectively for possible loan losses in accordance with applicable authoritative accounting guidance. Based on the analysis, if we conclude that no loans are individually impaired, we then further analyze the specific characteristics of the loans, based on other authoritative guidance to determine if there would be probable losses in a group of loans with similar characteristics.
     The loans in our portfolio are collateralized by hotel properties. Some loans are collateralized by single hotel properties and others by hotel portfolios. The hotel properties are in different geographic locations, have different ages and a few of the properties have recently completed significant renovations which have a significant impact on the value of the underlying collateral. The hotel properties include independent and nationally recognized brands in all segments and classes including luxury, economy, extended-stay, full service, and select service. In addition, our loan assets vary by position in the related borrower’s capital structure, ranging from junior mortgage participations to mezzanine loans. The terms of our notes or participations were structured based on the different features of the related collateral and the priority in the borrower’s capital structure.

     The authoritative accounting guidance requires that an individual loan not impaired individually be included in the assessment of the loss in a group of loans only if specific characteristics of the loan indicate that it is probable that there would be an incurred loss in a group of loans with similar characteristics. As loans in our portfolio have significantly different risk factors and characteristics, such as different maturity terms, different types and classes of collateral, different interest rate structures, and different priority status, we concluded that the characteristics of the loans within the portfolio were not sufficiently similar as to allow an evaluation of these loans as a group for possible impairment within the authoritative accounting guidance. For the 2009 quarter, we recorded an allowance for losses of $19.8 million based on the results of the individual evaluation under the authoritative accounting guidance.
     Investments in hotel properties are reviewed for impairment for each reporting period. We take into account the latest operating cash flows and market conditions and their impact on future projections. For the properties that showed indicators of impairment, we perform a recoverability analysis using the sum of each property’s estimated future undiscounted cash flows compared to the property’s carrying value. The estimates of future cash flows are based on assumptions about the future operating results including disposition of the property. In addition, the cash flow estimation periods used are based on the properties’ remaining useful lives to us (expected holding periods). For properties securing mortgage loans, the assumptions regarding holding periods considered our ability and intent to hold the property to or beyond the maturity of the related indebtedness.
     In analyzing projected hotel properties’ operating cash flows, we factored in declining revenue for periods through 2010 and moderate growth thereafter based on revenue per available room, or RevPAR, data from third party sources. In addition, the projected hotel properties’ operating cash flows factored in our ongoing implementation of asset management strategies to minimize operating costs and implement extensive cost cutting measures. After factoring in the declines in revenue expected by the third party sources and the impact of company-specific strategies implemented to minimize operating costs, the hotel properties’ estimated future undiscounted cash flows were in excess of the properties’ carrying values. The analyses performed at September 30, 2009, did not identify any properties with respect to which an impairment loss should be recognized for the 2009 quarter.
     For a full description of impairment charges, see Note 11 of Notes to Consolidated Financial Statements and the Executive Overview.
     Corporate General and Administrative. Corporate general and administrative expense increased slightly to $9.3 million for the 2009 quarter compared to $8.8 million for the 2008 quarter. These expenses increased in the 2009 quarter compared to the 2008 quarter, primarily due to increases in (i) accrued bonuses principally resulting from the increased target incentives for certain executives approved by the Board of Directors in September 2009; (ii) accrual of $600,000 for tax indemnities associated with the sale of two hotel properties in 2008; and (iii) accrued legal expense of $874,000 primarily associated with the lawsuit related to the ESH mezzanine loans. However, these increases were partially offset by decreases in (i) stock-based compensation of $580,000 as a result of certain restricted stock awards granted in earlier years at a higher cost per share that fully vested in the first quarter of 2009; (ii) accrued accounting and audit fees of $1.1 million; and (iii) other corporate expenses resulting from the continued cost containment plans implemented at the corporate level since December 2008 which include reductions in overhead from staff layoffs, base salary freezes, and reduced benefits and fees along with other cost saving measures.
     Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of unconsolidated joint venture was $642,000 and $491,000 for the 2009 quarter and 2008 quarter, respectively, which represents 25% of the earnings from the PREI JV. The increase in earnings of the joint venture is primarily due to a true-up in the 2009 quarter of the management fee. The increase was partially offset by the write-off of expenses incurred by the joint venture with regard to terminated transactions and the lost income on a loan that has been in non-accrual status and fully reserved since the fourth quarter of 2008.
     Interest Income. Interest income decreased $641,000 for the 2009 quarter compared to the 2008 quarter primarily due to the significant decline in short-term interest rates and the decrease in average cash balances.
     Other Income. Other income was $13.2 million and $3.4 million for the 2009 quarter and the 2008 quarter, respectively. Other income included income from non-hedge interest rate swaps, floors and flooridors of $11.3 million and $3.4 million for the 2009 quarter and the 2008 quarter, respectively. The increase is primarily due to significant decreases in LIBOR rates that the derivatives are tied to as a result of the economic downturn. Also included in the 2009 quarter were income of $1.5 million recognized for business interruption insurance proceeds and a final settlement received related to hotel properties sold in 2008, and a gain of $434,000 from the sale of our interest in a laundry joint venture.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $3.3 million to $36.6 million for the 2009 quarter from $39.9 million for the 2008 quarter. The decline is primarily attributable to the decrease in interest expense on our variable rate debt as a result of continued decline in LIBOR rates. LIBOR rates at September 30, 2009 and 2008 were 0.25% and 3.93%, respectively. The decrease was partially offset by the higher weighted average debt balance during the 2009 quarter.
     Write-off of Loan Cost, Premiums and Exit Fees, Net. Because of a one-time event during the 2008 quarter, we wrote off unamortized loan costs of $424,000 on the $127.2 million debt that was refinanced with a $160.0 million debt and incurred $802,000 of prepayment penalties on the payoff of another loan.
     Unrealized Gain (Loss) on Derivatives. Beginning in March 2008, we entered into interest rate swap, floor, flooridor and cap transactions with significant notional amounts that were not designated as hedges. As a result, the changes in the fair values of these derivatives are included in earnings. During the 2009 quarter and the 2008 quarter, we recorded an unrealized gain of $5.5 million and $12.5 million, respectively, on these derivatives. The decrease in the unrealized gain is primarily due to movements in the LIBOR forward curve and the credit spreads during the 2009 quarter compared to the 2008 quarter.
     Income Tax Expense. Income tax expense for continuing operations was $193,000 and $421,000 for the 2009 quarter and the 2008 quarter, respectively. Income tax expense for both the 2009 quarter and the 2008 quarter consisted primarily of the Texas margin tax, Michigan business tax, and state taxes assessed on partnership subsidiaries. The decrease in the 2009 quarter is due to the decline in hotel revenues that both the Texas and Michigan taxes are based on and a decrease in the District of Columbia income taxes on our joint venture that owns a hotel property there. As a result of Ashford TRS losses in 2008 and prior years, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we continue to believe that it is more likely than not our net deferred tax asset would not be realized, and therefore, have provided a valuation allowance to fully reserve against these amounts.
     (Loss) Income from Continuing Operations. Loss from continuing operations was $33.7 million for the 2009 quarter and income from continuing operations was $8.4 million for the 2008 quarter.
     Income from Discontinued Operations. For the 2008 quarter, income from discontinued operations consisted of the operating results through the date of sale for three hotel properties and the operating results for the entire 2008 quarter for one hotel property that was classified as held for sale at September 30, 2008. Included in income from discontinued operations were gains on sales of $1.4 million. Operating results of discontinued operations also reflected interest and related debt expense of $627,000. In addition, unamortized loan costs of $236,000 were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt.
     Loss (Income) from Consolidated Joint Ventures Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated joint ventures were allocated a loss of $476,000 for the 2009 quarter and income of $123,000 for the 2008 quarter. The noncontrolling interests in consolidated joints ventures represent ownership ranging from 11% to 25% of six hotel properties held by two joint ventures.
     Net Loss (Income) Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus distributions paid to these limited partners’ Class B unit holdings. The weighted average ownership percentage of the common units for the 2009 quarter and the 2008 quarter was 13.2% and 8.2%, respectively. The increase was due to the decrease in average outstanding common shares as a result of the repurchases of our common shares. Redeemable noncontrolling interests in the operating partnership was allocated net loss of $4.4 million during the 2009 quarter and net income of $856,000 for the 2008 quarter.

Comparison of the Nine Months Ended September 30, 2009 with Nine Months Ended September 30, 2008
     Revenue. Room revenues decreased $125.6 million, or 19.6%, during the nine months ended September 30, 2009 (the “2009 period”) compared to the nine months ended September 30, 2008 (the “2008 period”). Occupancy declined by 775 basis points from 73.71% to 65.96%. ADR declined by $14.33 to $130.15. Decline in market demand has placed tremendous pressure on rates to maintain occupancy levels. We observed businesses adopting cost saving initiatives on their travel and meeting expenses. Food and beverage experienced a similar decline of $41.3 million due to lower volume on catering and banquet events. Other hotel revenue experienced a $4.0 million decline due to lower occupancy.
     Rental income from the triple-net operating lease decreased $409,000 primarily due to the lower occupancy and ADR during the 2009 period.
     Interest income from notes receivable decreased $4.9 million for the 2009 period compared to the 2008 period. This decrease is primarily due to the Extended Stay Hotels mezzanine loan that was written off during the 2009 period as a result of the borrower’s bankruptcy filing. Prior to the bankruptcy filing in June 2009, all payments on this loan were current. We recorded income from this loan of $4.7 million and $5.6 million for the 2009 period and 2008 period, respectively. The decrease is also attributable to (i) the two mezzanine loans that were repaid during and after the 2008 period; (ii) four other mezzanine loans that were impaired at September 30, 2009 and three of which were in non-accrual status for at least a portion of the 2009 period (income recognized on these impaired loans was $3.3 million and $5.2 million for the 2009 period and the 2008 period, respectively); and (iii) the decline in LIBOR rates during the 2009 period.
     Asset management fees and other was $552,000 for the 2009 period and $2.0 million for the 2008 period. The decrease is primarily due to the expiration in 2008 of an asset management consulting agreement with a related party which accounted for $901,000 and a sourcing fee income from PREI JV which accounted for $442,000 of the income in the 2008 period.
     Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments. We experienced a reduction of $48.6 million in direct expenses and a $39.8 million reduction in indirect expenses during the 2009 period. The reductions in direct expenses were due to decline in occupancy. The direct expenses were 34.4% of total hotel revenue during the 2009 period as compared to 33.2% during the 2008 period. The decline in indirect expenses was partly due to the decrease in occupancy and partly due to the results of cost saving initiatives adopted by the hotel managers.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $826,000 for the 2009 period compared to the 2008 period, primarily due to higher insurance premiums on policies renewed during the 2009 period and other taxes paid.
     Depreciation and Amortization. Depreciation and amortization decreased $7.5 million, or 5.9%, for the 2009 period compared to the 2008 period primarily due to certain assets that had been fully depreciated since September 30, 2008, which is partially offset by an increase in depreciation expense as a result of capital improvements made at several hotel properties.
     Impairment Charges. Impairment charges of $160.1 million for the 2009 period were related to the valuation allowance on the Extended Stay Hotels mezzanine loan, four other mezzanine notes, and the Hyatt Regency Dearborn hotel property. Of the total impairment charges, $109.4 million was related to the valuation allowance on the Extended Stay Hotels mezzanine loan, $39.8 million was for four other mezzanine notes, and $10.9 million was related to Hyatt Regency Dearborn.
     Corporate General and Administrative. Corporate general and administrative expense decreased to $23.0 million for the 2009 period compared to $24.9 million for the 2008 period. The decline is primarily due to decreases in (i) stock-based compensation of $1.3 million; (ii) accrued accounting and audit fees of $2.3 million; and (iii) other corporate expenses resulting from the continued cost containment plans implemented at the corporate level. These decreases were partially offset by increases in (i) accrued bonuses resulting from the increased target incentives for certain executives approved by the Board of Directors in September 2009; (ii) accrued legal expense of $1.6 million primarily associated with the lawsuit related to the ESH mezzanine loan; and (iii) accrual of $600,000 for tax indemnities associated with the sale of two hotel properties in 2008.

     Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of unconsolidated joint venture was $1.9 million and $2.3 million for the 2009 period and 2008 period, respectively. The decrease is primarily a result of the lost income on a loan that has been in non-accrual status and fully reserved since the fourth quarter of 2008 and the write-off expenses incurred by the joint venture with regard to terminated transactions.
     Interest Income. Interest income decreased $1.3 million for the 2009 period compared to the 2008 period primarily due to the significant decline in short-term interest rates and the decrease in average cash balances during the 2009 period.
     Other Income. Other income was $35.1 million and $6.2 million for the 2009 period and the 2008 period, respectively. Other income included income from non-hedge interest rate swaps, floors and flooridors of $33.2 million and $6.2 million for the 2009 period and the 2008 period, respectively. The increase is primarily due to significant decreases in LIBOR rates that the derivatives are tied to as a result of the economic downturn. Also included in the 2009 period were income of $1.5 million recognized for business interruption insurance proceeds and a final settlement received related to hotel properties sold in 2008, and a gain of $434,000 from the sale of our interest in a laundry joint venture.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $7.1 million to $109.7 million for the 2009 period from $116.8 million for the 2008 period. The decline is primarily attributable to the decrease in interest expense on our variable rate debt as a result of continued decline in LIBOR rates. The decrease was partially offset by the higher weighted average debt balance during the 2009 period.
     Write-off of Loan Cost, Premiums and Exit Fees, net. During the 2009 period we refinanced the $47.4 million mortgage loan secured by a hotel property in Arlington, VA with a $60.8 million loan. The unamortized debt premium of $1.3 million and loan cost of $411,000 on the old loan were written off at refinance. During the 2008 period we wrote off unamortized loan costs of $424,000 on the $127.2 million debt that was refinanced with a $160.0 million debt and incurred $802,000 of prepayment penalties on the payoff of another loan.
     Unrealized Gain (Loss) on Derivatives. During the 2009 period and the 2008 period, we recorded an unrealized loss of $14.2 million and $38.9 million, respectively, on our interest rate derivatives. The decrease was primarily a result of the movements in the LIBOR forward curve used in determining the fair values during the 2009 period.
     Income Tax Expense. Income tax expense for continuing operations was $585,000 and $1.2 million for the 2009 period and the 2008 period, respectively. The decrease in the 2009 period is due to the decline in hotel revenues that the Texas margin tax and Michigan business tax are based on and a decrease in District of Columbia income taxes on our joint venture that owns a hotel property there. As a result of Ashford TRS losses in 2008 and prior years, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we continue to believe that it is more likely than not our net deferred tax asset would not be realized, and therefore, have provided a valuation allowance to fully reserve against these amounts.
     Loss from Continuing Operations. Loss from continuing operations was $204.4 million and $25.3 million for the 2009 period and the 2008 period, respectively.
     Income from Discontinued Operations. Income from discontinued operations was $15.9 million for the 2008 period. Included in income from discontinued operations were gains on sales of $8.3 million. Operating results of discontinued operations also reflected interest and related debt expense of $3.5 million. In addition, unamortized loan costs of $974,000 and a premium of $2.1 million were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt.
     Loss (Income) from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During the 2009 period and the 2008 period, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $629,000 and income of $2.9 million, respectively. Noncontrolling interests in consolidated joints ventures represent ownership ranging from 11% to 25% of six hotel properties held by two joint ventures.
     Net Loss (Income) Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net loss allocated to the noncontrolling interests and distributions paid to these limited partners were $25.6 million and $738,000 million for the 2009 period and the 2008 period, respectively.

NON-GAAP FINANCIAL MEASURES
     EBITDA is defined as net income (loss) attributable to the Company before interest expense, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership. We present EBITDA because we believe it provides useful information to investors as it is an indicator of our ability to meet our future debt payment requirements, working capital requirements and it provides an overall evaluation of our financial condition. EBITDA, as calculated by us may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as a indicator of liquidity. The following table reconciles net loss to EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(33,696)	$9,778	$(204,394)	$(9,351)
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	476	(123)	629	(2,907)
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	4,424	(856)	25,567	738

Net (loss) income attributable to the Company	(28,796)	8,799	(178,198)	(11,520)
Depreciation and amortization	38,140	44,731	116,566	131,716
Interest expense and amortization of loan costs	36,064	39,756	108,226	118,389
Income tax expense	193	421	585	1,360
Net (loss) income attributable to redeemable noncontrolling interests in operating partnership	(4,424)	856	(25,567)	(738)
Interest income	(54)	(697)	(245)	(1,594)

EBITDA	$41,123	$93,866	$21,367	$237,613

     The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items attributable to noncontrolling interests in operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

     The following table reconciles net loss to FFO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(33,696)	$9,778	$(204,394)	$(9,351)
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	476	(123)	629	(2,907)
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	4,424	(856)	25,567	738
Preferred dividends	(4,831)	(7,018)	(14,492)	(21,054)

Net (loss) income available to common stockholders	(33,627)	1,781	(192,690)	(32,574)
Depreciation and amortization of real estate	38,071	44,609	116,350	131,351
Gain on sale of properties	—	(1,411)	—	(8,315)
Net (loss) income attributable to redeemable noncontrolling interests in operating partnership	(4,424)	856	(25,567)	(738)

FFO available to common stockholders	$20	$45,835	$(101,907)	$89,724

LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, principal payments or sales of mezzanine loans, property refinancing proceeds, asset sales, property level preferred equity, and net cash derived from the interest rate derivatives. Our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, debt interest and principal payments, and repurchases of our securities. Items that impacted our cash flows and liquidity are summarized as follows:
     Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statement of cash flows, which includes the changes in balance sheet items, were $76.9 million and $124.0 million for the nine months ended September 30, 2009 and 2008, respectively. The decline is principally due to the economic downturn that resulted in reduced travel and demand for hotel rooms. The decline is partially offset by interest payments on indebtedness decreasing by $18.6 million resulting from a sharp decline in LIBOR rates during the nine months ended September 30, 2009.
     Net Cash Flows (Used in) Provided by Investing Activities. For the nine months ended September 30, 2009, investing activities used cash of $51.7 million for improvements to various hotel properties and provided cash of $858,000 from the sale of an interest in a laundry joint venture and a piece of land adjacent to a hotel property. For the nine months ended September 30, 2008, investing activities provided net cash flows of $79.0 million, which consisted of net proceeds of $317.4 million before paying off the related debt from sales of eight hotel properties and one office building and a payment of $16.2 million for the 75% note receivable sold to the PREI JV and $4.0 million repayment of a note receivable. These cash inflows were partially offset by $138.0 million for acquisitions or originations of notes receivable, $17.9 million for the net payment for the acquisition of a 25% interest in a mezzanine loan acquired by PREI JV, and $102.7 million of improvements to various hotel properties.
     Net Cash Flows Used in Financing Activities. For the nine months ended September 30, 2009, net cash flow used in financing activities was $69.7 million. Cash outlays consisted of $55.1 million of payments on indebtedness and capital leases, $1.8 million of loan costs, $17.3 million of dividends paid, $31.0 million paid for entering into interest rate derivatives, $53.3 million of payments to acquire treasury shares, $10.7 million to purchase Series A and Series D preferred stocks, and cash distributions of $1.1 million to noncontrolling interests in consolidated joint ventures. These cash outlays were partially offset by $67.8 million from debt refinancing and $32.9 million cash payments from the counterparties of the interest rate derivatives. For the nine months ended September 30, 2008, net cash flow used in financing activities was $67.5 million consisting of $613.9 million of payments on indebtedness and capital leases, $6.3 million of loan costs, $105.2 million of dividend payments, $6.4 million paid for entering into interest rate swap, floor and cap transactions, and $46.0 million of payments to acquire treasury shares. These cash outlays were partially offset by $704.6 million cash inflows from draws on our senior credit facility of $350.0 million and refinance of mortgage loans of $354.6 million, $5.7 million cash payments from the counterparties of the interest rate derivatives, and $53,000 buy-ins of the operating partnership units issued to our executives under our long term incentive partnership units plan.
     We are required to maintain certain financial ratios under various debt agreements and a derivative agreement. If we violate covenants in any debt agreements or the derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties, maintaining an overall minimum net worth, maintaining a maximum loan to value, and maintaining an overall minimum total assets. At September 30, 2009, we were in compliance with all covenants or other requirements set forth in our credit agreements as amended.
     The main covenants of our $250.0 million senior credit facility with 10 banks, which expires in April 2010 with two one-year extension options that takes it to April 2012, include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through March 31, 2011 (1.60x at September 30, 2009), and 1.35x thereafter until expiration; and (ii) the maximum leverage ratio, as defined, of 65% (57.8% at September 30, 2009). The only requirement to extend the credit facility is that the facility be in a non-default status with regards to the covenants.
     The articles governing our Series B-1 preferred stock require us to maintain certain covenants. The impairment charges recorded during the quarter ended June 30, 2009 could have prevented us from satisfying one financial ratio. However, the holder of the Series B-1 preferred stock reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second quarter as they impact the financial ratio calculations for the affected periods. At September 30, 2009, we are in compliance with all covenants required under the articles governing the Series B-1 preferred stock.
     We continue to execute aggressive cost saving measures at the property level that include payroll freezes, vendor contract renegotiation and adjustments to service levels. In addition, corporate level cost containment plans have been implemented which included reduction in payroll hours, base salary freezes, and reduced benefits and fees along with other cost saving measures.
     We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
     Based upon the current level of operations, management believes that our cash flow from operations along with our significant cash balances will be adequate to meet upcoming anticipated requirements for interest, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. We are in the process of documenting a new loan for not only the $75 million that matures in March 2010, but also $65 million that matures in 2011. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue mortgage financing on individual properties and our mortgage investments.
     We are committed to an investment strategy when we will opportunistically pursue hotel acquisitions and share repurchases as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loans, or from proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, joint ventures and loan investment payoffs. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.
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
     At September 30, 2009, our $2.8 billion debt portfolio included $918.0 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2009 would be approximately $574,000 per quarter.
     We primarily use interest rate derivatives to hedge our asset cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). To accomplish these objectives, we enter into interest rate swaps, caps, floors and flooridors. We believe that the counterparties’ nonperformance risk is limited. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when interest rates exceed the cap strike. Interest rate floors provide the counterparties with rate protection below the strike rate. Since March 2008, we have entered into interest rate swap, cap, floor, and flooridors transactions that were not designated as hedges. The changes in the fair market values of these transactions are recorded in earnings. Based on LIBOR in effect on September 30, 2009, the interest rate derivatives we entered into in 2008 and 2009 that are in effect would result in a quarterly savings of approximately $11.0 million. With LIBOR at its current level, a 25-basis point change would not result in changes to the amount of the interest savings due to the interest rate cap and floor on these derivatives.
     At September 30, 2009, our $66.7 million notes receivable included $25.7 million of variable-rate notes that are in accrual status. The impact on the results of operations of a 25-basis change in interest rate on the outstanding balance of variable-rate notes in accrual status at September 30, 2009 would be $16,000 per quarter.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2009, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”)) as of September 30, 2009 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition, the following risk factors describe additional important risks and uncertainties related to our company that have developed since December 31, 2008:
     If the current economic downturn continues and the underlying hotel properties supporting our mezzanine loan portfolio are unable to generate enough cash flows for the scheduled payments, there is a possibility that our remaining mezzanine loan portfolio could be written off in its entirety, which may adversely affect our operating results.
     When we implemented our mezzanine loan investment strategy, we performed the underwriting stress test based on worst case scenarios similar to what the hotel industry experienced post 9/11. However the magnitude of the current economic downturn far exceeds our underwriting sensitivity. As a result, we have recorded impairment charges with respect to our mezzanine loan portfolio of approximately $149.3 million in the nine months ended September 30, 2009, and if the current economic downturn continues, we may record additional impairment charges to this portfolio equal to as much as the remaining balance of our mezzanine loan portfolio. If such a write-off were to occur, it would impact our income by up to $4.9 million annually.
     Continued significant impairment charges could result in our failure to satisfy certain financial ratios, which could trigger additional rights for the holder of our Series B-1 Preferred Stock.
     Our Series B-1 preferred stockholder has certain contractual rights in the event we are unable to satisfy certain financial ratios, and such inability remains uncured for more than 120 days. The end of the 120 day cure period, without a cure or waiver, would severely restrict our ability to operate our company without triggering a covenant violation. Specifically, we would be restricted from issuing preferred securities, incurring additional debt or purchasing or leasing real property without triggering a covenant violation under the articles supplementary governing the Series B-1 preferred stock.
     The impairment charges incurred in the second quarter of 2009 resulted in an adjusted EBITDA calculation that could have prevented us from satisfying one financial ratio. As a result, without a cure or waiver, we may have been obligated to restrict operations beginning in the third quarter of 2009 or risk triggering a covenant violation. However, Security Capital Preferred Growth Incorporated, the sole holders of our Series B-1 preferred stock, reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second quarter as they impact the financial ratio calculations for the affected periods. If we incur additional impairment charges, there is no assurance that Security Capital will grant a similar waiver in the future.
     If a covenant violation does occur, we will be obligated to pay an additional $0.05015 per share quarterly dividend on our Series B-1 preferred stock (approximately $374,000 aggregate increase per quarter), and the Series B-1 preferred stockholder will gain the right to appoint two board members.

     The assets associated with certain of our derivative transactions do not constitute qualified REIT assets and the related income will not constitute qualified REIT income. Significant fluctuations in the value of such assets or the related income could jeopardize our REIT status or result in additional tax liabilities.
     We have entered into certain derivative transactions to protect against interest rate risks not specifically associated with debt incurred to acquire qualified REIT assets. The REIT provisions of the Internal Revenue Code limit our income and assets in each year from such derivative transactions. Failure to comply with the asset or income limitation within the REIT provisions of the Internal Revenue could result in penalty taxes or loss of our REIT status. If we elect to contribute the non-qualifying derivatives into a taxable REIT subsidiary to preserve our REIT status, such an action would result in any income from such transactions being subject to federal income taxation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to repurchases we made of shares of our equity securities during the third quarter of 2009:

	Total			Total Number of	Maximum Dollar
	Number		Average	Shares Purchased	Value of Shares That
	Of Shares		Price Paid	As Part of Publicly	May Yet Be Purchased
Period	Purchased		Per Share	Announced Plan(1)	Under the Plan
Common stock:
July 1 to July 31	2,294,443		$2.77	2,294,443	$149,480,000
August 1 to August 31	1,964,089	(2)	$2.89	1,963,715	$143,806,000
September 1 to September 30	2,065,440		$3.50	2,065,440	$136,574,000

Total	6,323,972		$3.05	6,323,598

(1)	In November 2007, our Board of Directors authorized management to purchase up to a total of $50 million of our common stock from time to time on the open market. On September 5, 2008, the Board of Directors authorized the repurchase of an additional $75 million of our common stock that may be purchased under the share repurchase program. The $75 million authorization was subsequently revised to include repurchases of both common and preferred stock. Repurchases under these authorizations were completed in September 2008 and December 2008, respectively. In January 2009, the Board of Directors authorized an additional $200 million repurchase plan authorization (excluding fees, commissions and all other ancillary expenses) for the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments.

(2)	Includes 374 shares forfeited to the Company to satisfy employees’ federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.

ITEM 6. EXHIBITS

Exhibit	Description
10.5.2*	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett

10.5.4*	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler

10.5.6*	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks

10.5.9	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett

10.5.10	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler

10.5.11	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks

10.5.12	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Mark L. Nunneley

10.14.1*	Registration Rights Agreement, dated December 30, 2004, between the Registrant and Security Capital Preferred Growth Incorporated

10.25.4.3*	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing from Ashford Atlantic Beach LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Sea Turtle Inn, Atlantic Beach, Florida

10.25.4.3a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.25.4.4*	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing from Ashford Edison LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Courtyard Edison, Edison, New Jersey

10.25.4.4a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.25.4.6*	Guaranty for Fixed Rate Pool 1, executed as of April 11, 2007 by the Registrant, for the benefit of Wachovia Bank, National Association

10.25.4.6a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.26.1*	Joint Venture Agreement to the Investor Program Agreement, dated February 6, 2008, between Registrant and Prudential Investment Management, Inc.

10.26.2*	Loan Servicing Agreement to the Investor Program Agreement, dated February 6, 2008, between Registrant and Prudential Investment Management, Inc.

10.30.4	Confirmation of Trade, dated July 1, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from The Bank of New York Mellon as effected on December 13, 2010

10.30.5	Confirmation of Trade, dated July 1, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from SMBC Capital Markets, Inc. as effected on December 14, 2009

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Executed agreement filed herewith to replace the form of this agreement previously filed with, or incorporated by reference into, the Registrant’s Form 10-K filed on March 2, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date: November 6, 2009	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer