Form 10-K
period 2009-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2010-03-02
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission file number: 001-31775
(Exact name of registrant as specified in its charter)

Maryland	86-1062192

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254

(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock Preferred Stock, Series A Preferred Stock, Series D	New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
☑ Yes       ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
☐ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
As of June 30, 2009, the aggregate market value of 65,103,421 shares of the registrant’s common stock held by non-affiliates was approximately $182,941,000.
As of March 1, 2010, the registrant had 53,731,818 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2010 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2009
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

PART I
Item 1. Business
GENERAL
     Ashford Hospitality Trust, Inc., together with its subsidiaries, is a self-advised real estate investment trust (“REIT”). We commenced operations in August 2003 with the acquisition of six hotel properties (the “Initial Properties”) in connection with our initial public offering. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of the Company, serves as the sole general partner of our operating partnership.
     During 2004, we acquired 15 hotel properties in seven transactions. In 2005, we closed three purchase transactions, resulting in the acquisition of 43 hotel properties. In 2006, we acquired an additional nine hotel properties in five transactions. In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In connection with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and the asset swap, 42 and 43 of these hotels were included in our hotel property portfolio at December 31, 2009 and 2008, respectively. In 2008, we completed the sale of nine hotel properties and an office building for an aggregate sales price of $437.1 million. We received net proceeds of $428.5 million from the sales and recognized a net gain of $48.5 million.
     In addition, beginning in March 2008, we entered into various derivative transactions with financial institutions to hedge our debt to improve cash flows and to capitalize on the historical correlation between changes in LIBOR and RevPAR. Through December 31, 2009, the derivative transactions made us income of $62.6 million.
     In response to the recent financial market crisis, we have undertaken a series of actions to manage the sources and uses of our funds in an effort to navigate through challenging market conditions while still pursuing opportunities that can create long-term shareholder value. In this effort, we have attempted to proactively address value and cash flow deficits among certain of our mortgaged hotels, with a goal of enhancing shareholder value through loan amendments, or in certain instances, consensual transfers of hotel properties to the lenders in satisfaction of the related debt, some of which will likely result in impairment charges. In December 2009, after fully cooperating with the servicer for a consensual foreclosure or deed in lieu of foreclosure, we agreed to transfer possession and control of the Hyatt Regency Dearborn to a receiver. Additionally, we are continuing to negotiate a consensual transfer of the Westin O’Hare hotel to the related lender. In each of these instances, the hotel was not generating sufficient cash flow to cover its debt service and was not expected to generate sufficient cash flow to cover its debt service for the foreseeable future. The loans secured by these hotels, subject to certain customary exceptions, were non-recourse to us. We may continue to proactively address value and cash flow deficits in a similar manner as necessary and appropriate.
     As of December 31, 2009, we owned 96 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represented 22,483 total rooms, or 22,141 net rooms excluding those attributable to joint venture partners. Our hotels are primarily operated under the widely recognized upper upscale brands of Crown Plaza, Hilton, Hyatt, Marriott, Sheraton and Westin. All these hotels are located in the United States. As of December 31, 2009, we also owned $55.7 million of mezzanine or first-mortgage loans receivable. In addition, at December 31, 2009, we had a 25% ownership in a joint venture which had $80.9 million of mezzanine loans. See Notes 3, 5 and 6 of Notes to Consolidated Financial Statements included in Item 8.
     For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2009, 101 of our hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of December 31, 2009, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     We do not operate any of our hotels directly; instead we employ hotel management companies to operate them for us under management contracts or operating leases. Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of December 31, 2009, Remington Lodging managed 46 of our 102 hotel properties while third-party management companies managed the remaining 56 hotel properties.
SIGNIFICANT TRANSACTIONS AND MAJOR DEVELOPMENTS
     Material Impairments — In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million principal balance mezzanine loan receivable secured by 681 hotels with initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. This mezzanine loan was originally purchased for $98.4 million. At the time of ESH’s bankruptcy filing, a discount of $11.4 million had been amortized to increase the carrying value of the note to $109.4 million. We anticipate that ESH, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note. Additional valuation allowances totaling $39.3 million were recorded on four other mezzanine loans in 2009. See Notes 5 and 16 to Consolidated Financial Statements included in Item 8.
     Beginning in June 2009, we elected to cease making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property. Due to the effect of market conditions in the region, the operating cash flows from the hotel property were not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We did not cure the notice of default and intended to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we recorded an impairment charge of $10.9 million during the quarter ended June 30, 2009, to write down the carrying amount of the hotel property to its estimated fair value. Effective December 3, 2009, a receiver appointed by the State of Michigan circuit court completed taking possession and full control of the hotel property. As a result, the hotel property was deconsolidated from our consolidated financial statements and a loss of $2.9 million was recognized at deconsolidation. See Notes 4, 7 and 16 of Notes to Consolidated Financial Statements included in Item 8.
     Applying a similar cash flow analysis to the Westin O’Hare hotel property, we anticipated that the operating cash flows from the underlying hotel property would be inadequate to cover the related debt service payments for the foreseeable future. Based on this analysis, beginning in December 2009, we stopped making payments on the note payable of $101.0 million secured by the Westin O’Hare hotel property under the terms of a Forbearance Agreement entered into with the lender which grants us a grace period through March 5, 2010. As a result, we recorded an impairment charge of $59.3 million in the fourth quarter of 2009, to write down the carrying amount of the hotel property to its estimated fair value. We are currently working with the lender for a deed-in-lieu of foreclosure during the lender extended grace period. We expect that if the deed-in-lieu of foreclosure successfully closes, the property is deeded back to the lender and we are legally released from our obligations in the future, a gain of approximately $53 million will be recognized for financial statement purposes. There should be no cash proceeds associated with such a gain. See Notes 4 and 16 of Notes to Consolidated Financial Statements included in Item 8.
     Sale and Settlement of Notes Receivable — In November 2009, we completed the sale of the $11.0 million mezzanine loan receivable secured by the Westin Westminster hotel property that was defeased by the original borrower. We negotiated for the release of the portfolio of government agency securities serving as the defeased loan collateral, and sold the actual securities via an auction for $13.6 million. We received net proceeds of $13.3 million and recorded a gain of $2.4 million. In addition, in February 2010, we received repayment of $20.0 million and a $4.0 million note for the settlement of the $23.0 million mezzanine loan receivable secured by the Ritz-Carlton hotel property in Key Biscayne, Florida. The carrying amount of this loan was $33.7 million before the impairment charge of $10.7 million recorded in the quarter ended September 30, 2009. See Note 26 of Notes to Consolidated Financial Statements included in Item 8.
     Interest Rate Derivative Transactions — In an effort to take advantage of declining LIBOR rates, we have entered into a series of interest rate derivatives, referred to as “flooridors” and “corridors” beginning in March 2009. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike Y, the sold floor offsets the purchased floor. The interest rate “corridor” involves purchasing of an interest rate cap at one strike rate X and selling an interest rate cap with a higher strike rate Y. The purchaser of the corridor is paid when the underlying interest rate index resets above the strike rate X during the term of the corridor. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the strike rate Y. There is no liability to us other than the purchase price associated with the flooridor and corridor.
     In March 2009, we entered into a one-year flooridor with a financial institution for the period commencing December 14, 2009 and ending December 13, 2010 for a notional amount of $3.6 billion. The $3.6 billion flooridor establishes a floor rate of 0.75%. Under the new flooridor, the counterparty will pay us interest on the notional amount when LIBOR rates are below the original floor of 1.25% up to a maximum of 50 basis points on the notional amount. The cost of this flooridor was $8.5 million.
     On July 1, 2009, we purchased two one-year term flooridors, each with a notional amount of $1.8 billion. Under the first flooridor, the counterparty pays us interest on the notional amount for the period commencing December 14, 2009 and ending December 13, 2010 when LIBOR rates are below 1.75% up to a maximum of 50 basis points on the notional amount. Under the second flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 13, 2010 and ending December 13, 2011 when LIBOR rates are below 2.75% up to a maximum of 225 basis points on the notional amount. The cost of this flooridor was $22.3 million.
     In October 2009, we entered into another three-month flooridor transaction for the period commencing October 1, 2009 and ending December 31, 2009 for a notional amount of $2.7 billion. Under the flooridor, the counterparty paid us interest on the notional amount as LIBOR rates remained below the floor of 2%, up to a maximum of 100 basis points. The cost of this flooridor was $6.9 million which was offset by the income received from this flooridor.
     For the year ended December 31, 2009, we recognized income of $52.3 million on our interest rate derivatives. In addition, we recognized a $31.8 million unrealized loss for changes in fair values of our interest rate derivatives.
     In addition, during 2009, we entered into eight interest rate caps with total notional amounts of $506.2 million to cap the interest rates on our mortgage loans with an aggregate principal amount of $506.2 million (aggregate principal balance at December 31, 2009 was $503.7 million) with strike rates between 4% and 6%. The total price for these hedges was $383,000. These interest rate caps were designated as cash flow hedges.
     In December 2009, we also entered into an interest rate corridor, which was designated as cash flow hedge, with a notional amount of $130.0 million to effectively lower the existing interest rate cap on one of our floating rate mortgage loans for the period between December 2009 and May 2010. Under the corridor, the counterparty will pay us interest on the notional amount when LIBOR rates are above 4.6% up to a maximum of 140 basis points during the term of the corridor. The cost of this corridor was $13,000.
     We have no further liability under the flooridors and the corridor to the counterparties.
     For full descriptions of interest rate derivatives, see Notes 2 and 11 of Notes to Consolidated Financial Statements included in Item 8.
     Repurchases of Common and Preferred Shares and Prepayment of Outstanding Debt Obligations — In the fourth quarter of 2007, the Board of Directors authorized a $50 million common stock repurchase program, which was increased by $75 million in September 2008, and the program was subsequently amended to include both common and preferred stock. In January 2009, the Board of Directors authorized an additional $200.0 million for the repurchase plan and expanded the plan to include not only common and preferred stock but prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. In February 2010, the Board of Directors expanded the repurchase program further to also include the potential repurchase of units of our operating partnership. During 2009, we purchased 30.1 million shares of our common stock at an average price of $2.71 per share, 697,600 shares of the Series A preferred stock at an average price of $7.65 per share and 727,550 shares of the Series D preferred stock at an average price of $7.31 per share for a total price of $92.0 million, including $690,000 of commissions paid to brokers.
     Debt Financing and Refinancing — In February 2009, we refinanced a $47.4 million principal balance mortgage loan (excluding a premium of $1.4 million) secured by a hotel property in Arlington, Virginia, with a $60.8 million mortgage loan at an interest rate of LIBOR plus 4% for three years with two one-year extension options. In addition, in March 2009, we obtained a $7.0 million mortgage loan on a previously unencumbered hotel property in Jacksonville, Florida. The new loan matures in April 2034 and bears an interest rate at the greater of 6% or prime plus 1%.
     In June 2009, we modified the original maturity of the $55.0 million mortgage loan secured by the JW Marriott hotel property from September 2010 to March 2011 and paid down the outstanding principal balance by $2.5 million. The modified mortgage has an interest rate at LIBOR plus 3.75% with a LIBOR floor rate of 2.5%.
     In November 2009, we refinanced two mortgage loans secured by seven hotel properties with two new loans secured by five hotel properties. The loans that were refinanced had principal balances of $75.0 million and $65.0 million and maturity dates in March 2010 and April 2011, respectively. The new loans consist of a senior loan with a principal amount of $100.0 million and a junior loan with a principal amount of $45.0 million ($41.0 million was advanced at closing) with a blended interest rate of 12.26%, and each matures in December 2015. The refinance unencumbered two hotel properties previously collateralizing the original mortgage loans.
     In December 2009, we refinanced a $19.7 million mortgage loan collateralized by a hotel property in Tucson, Arizona, maturing in June 2011, with a new loan having the same principal balance and bearing interest rate at the greater of 5.5% or LIBOR plus 3.5% for a term of five years.
BUSINESS STRATEGIES
CURRENT STRATEGIES
     The U.S. economy has been in a recession since December 2007 caused by the global credit crisis and declining GDP, employment, business investment, corporate profits and consumer spending. As a result of the dramatic downturn in the economy, lodging demand in the U.S. declined significantly throughout 2009 and we have experienced significant declines in demand for hotel rooms associated with leisure, group, business and transient travel. Despite this negative trend, our overall current strategy is to take advantage of the cyclical nature of the hotel industry. We believe that, in the current cycle, hotel values and cash flows, for the most part, peaked in 2007. However, we also believe that the hotel industry will recover and achieve those values and cash flows again. The question is when. Currently, we believe we will not achieve similar cash flows and values in the immediate future. Industry pundits believe the industry will achieve these cash flows by 2014 through 2016.
     As a result of the current unprecedented recession, we have incurred significant impairment charges against earnings from our mezzanine loan investments. Because of these difficulties and in light of the continuing challenging market conditions in the hotel industry, investing in mezzanine loans is not one of our priorities at this time. However, as the global economic environment improves and the hotel industry stabilizes, we may refocus our efforts on the acquisition or origination of mezzanine loans at that time. Given the greater repayment risks of these types of loans, to the extent we pursue a mezzanine loan investment strategy in the future, we will likely have an even more conservative approach in underwriting these types of investments.
     Based on our primary business objectives and forecasted operating conditions, our key priorities and financial strategies include, among other things:
•	preserving capital, enhancing liquidity, continuing current cost saving measures, and creating long term shareholder value;

•	implementing selective capital improvements designed to increase profitability;

•	implementing asset management strategies to minimize operating costs and increase revenues;

•	repurchasing capital stock subject to regulatory limitations and our Board of Directors’ authorization;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments and pursuing other strategies that our Board of Directors deems appropriate.
     The above strategy differs somewhat from our long-term investment strategy described below, which is to continue to invest in a variety of lodging-related assets; however, our current strategy reflects the difficult choices we are facing in the current business cycle. As the business cycle changes and the hotel markets recover, we intend to adjust to such changes and attempt to capitalize on favorable market fundamentals within the lodging industry. Any such shift in our strategy may come about suddenly and without notice due to other changes that affect us, the presentation of compelling investment opportunities, or for other reasons beyond our control.

LONG-TERM STRATEGIES
     Not withstanding that our current business strategy focuses on preserving capital, enhancing liquidity and continuing cost saving measures, our long-term investment strategies will continue to focus on the upscale and upper-upscale segments within the lodging industry. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-related investment opportunities as they may develop. Our Board of Directors may change our investment policies at any time without stockholder approval or notice.
     As the business cycle changes and the hotel markets improve, we intend to continue to invest in a variety of lodging-related assets based upon our evaluation of diverse market conditions including our cost of capital and the expected returns from those investments. These investments may include: (i) direct hotel investments; (ii) mezzanine financing through origination or acquisition in secondary markets; (iii) first-lien mortgage financing through origination or acquisition in secondary markets; and (iv) sale-leaseback transactions.
     Our strategy is designed to take advantage of lodging industry conditions and adjust to changes in market circumstances over time. Our assessment of market conditions will determine asset reallocation strategies. While we seek to capitalize on favorable market fundamentals, conditions beyond our control may have an impact on overall profitability and our investment returns.
     Our strategy of combining lodging-related equity and debt investments seeks, among other things, to:
•	capitalize on both current yield and price appreciation, while simultaneously offering diversification of types of assets within the hospitality industry; and

•	vary investments across an array of hospitality assets to take advantage of market cycles for each asset class.
     Our long-term investment strategy primarily targets limited and full-service hotels in primary, secondary, and resort markets throughout the United States. To take full advantage of future investment opportunities in the lodging industry, we intend to invest according to the asset allocation strategies described below. However, due to ongoing changes in market conditions, we will continually evaluate the appropriateness of both our current and long-term investment strategies. Our Board of Directors may change any or all of these strategies at any time without notice.
     Direct Hotel Investments — In selecting hotels to acquire, we target hotels that offer one or more of the following attributes: a high current return or have the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy will continue to follow similar investment criteria and will seek to achieve both current income and income from appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that do not fit our investment strategy or criteria due to micro or macro market changes.
     Mezzanine Financing — Subordinated loans, or mezzanine loans, that we acquire or originate relate to a diverse segment of hotels that are located across the U.S. These mezzanine loans are secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels. As the global economic environment improves and the hotel industry stabilizes, we may refocus our efforts on the acquisition or origination of mezzanine loans. Given the greater repayment risks of these types of loans, to the extent we acquire or originate them in the future, we will have a more conservative approach in underwriting these assets. Mezzanine loans that we acquire in the future may be secured by individual assets as well as cross-collateralized portfolios of assets.
     First Mortgage Financing — From time to time, we may acquire or originate first mortgages. As the dynamics in the capital markets and the hotel industry make first-mortgage investments more attractive, we may acquire, potentially at a discount to par, or originate loans secured by first priority mortgages on hotels. We may be subject to certain state-imposed licensing regulations related to commercial mortgage lenders, with which we intend to comply. However, because we are not a bank or a federally chartered lending institution, we are not subject to state and federal regulatory constraints imposed on such entities.

     Sale-Leaseback Transactions — To date, we have not participated in any sale-leaseback transactions. However, if the lodging industry fundamentals shift such that sale-leaseback transactions become more attractive investments, we intend to purchase hotels and lease them back to their existing hotel owners.
BUSINESS SEGMENTS
     We currently operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. A discussion of each operating segment is incorporated by reference in Note 21 of Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
FINANCING STRATEGY
     We utilize debt to increase returns. When evaluating our future level of indebtedness and making decisions regarding the incurrence of indebtedness, our Board of Directors considers a number of factors, including:
•	our leverage levels across the portfolio;

•	the purchase price of our investments to be acquired with debt financing;

•	impact on financial covenants;

•	cost of debt;

•	loan maturity schedule;

•	the estimated market value of our investments upon refinancing; and

•	the ability of particular investments, and our Company as a whole, to generate cash flow to cover expected debt service.
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

DISTRIBUTION POLICY
     Effective with the fourth quarter ended December 31, 2008, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010. Notwithstanding our current distribution policy, to maintain our qualification as a REIT, we are required to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains, (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The distributions we made to our preferred stockholders and preferred unit holders have allowed us to satisfy this requirement. To the extent we are required or elect to pay dividends on our common stock in the future, such dividends may be paid in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.
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
     Our charter allows us to issue preferred stock with a preference on distributions, such as our Series A, Series B-1 and Series D preferred stock. The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distribution, such as our class A common units. The issuance of these series of preferred stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common stockholders.
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
EMPLOYEES
     At December 31, 2009, we had 67 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, legal, redevelopment, and corporate management functions. None of our corporate employees are unionized. All persons employed in day-to-day hotel operations are employees of the management companies and not the Company, and some of the management company employees are unionized.
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
INSURANCE
     We maintain comprehensive insurance, including liability, property, workers’ compensation, rental loss, environmental, terrorism, and, when available on commercially reasonable terms, flood and earthquake insurance, with policy specifications, limits, and deductibles customarily carried for similar properties. Certain types of losses (for example, matters of a catastrophic nature such as acts of war or substantial known environmental liabilities) are either uninsurable or require substantial premiums that are not economically feasible to maintain. Certain types of losses, such as those arising from subsidence activity, are insurable only to the extent that certain standard policy exceptions to insurability are waived by agreement with the insurer. We believe, however, that our properties are adequately insured, consistent with industry standards.
FRANCHISE LICENSES
     We believe that the public’s perception of quality associated with a franchisor can be an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems.

     As of December 31, 2009, we owned interests in 102 hotels, 101 of which operated under the following franchise licenses or brand management agreements:
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
     Our management companies, including our affiliate Remington Lodging, must operate each hotel pursuant to the terms of the related franchise or brand management agreement, and must use their best efforts to maintain the right to operate each hotel pursuant to such terms. In the event of termination of a particular franchise or brand management agreement, our management companies must operate any affected hotels under another franchise or brand management agreement, if any, that we enter into. We anticipate that many of the additional hotels we acquire could be operated under franchise licenses or brand management agreements as well.
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
SEASONALITY
     Some of our properties’ operations historically have been seasonal. Seasonality patterns can cause fluctuations in our quarterly lease revenue under our variable percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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
     All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, DC 20549-1090. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
RISKS RELATED TO OUR BUSINESS
     The current financial crisis and general economic slowdown has harmed the operating performance of the hotel industry generally. If these or similar events continue or occur again in the future, our operating and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.
     The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. A majority of our hotels are classified as upper upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower or higher room rates. This characteristic may result from the fact that upscale and upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Likewise, the volatility in the credit and equity markets and the economic recession will continue to have an adverse effect on our business.
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
     The interest we pay on variable—rate debt increases as interest rates increase, which may decrease cash available for distribution to stockholders. We cannot assure you that we will be able to meet our debt service obligations. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable—rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to stockholders, (iv) increase the risk that we could be forced to liquidate assets to repay debt, any of which could have a material adverse affect on us, and (v) create other hazardous situations for the Company.
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
     We have voluntarily elected to cease making payments on the mortgages securing two of our hotels, and we may voluntarily elect to cease making payments on additional mortgages in the future, which could reduce the number of hotels we own as well as our revenues and could affect our ability to raise equity or debt financing in the future.
     We have recently undertaken a series of actions to manage the sources and uses of our funds in an effort to navigate through challenging market conditions while still pursuing opportunities that can create long-term shareholder value. In this effort, we have attempted to proactively address value and cash flow deficits among certain of our mortgaged hotels, with a goal of enhancing shareholder value through loan amendments, or in certain instances, consensual transfers of hotel properties to the lenders in satisfaction of the related debt, some of which will likely result in impairment charges. The loans secured by these hotels, subject to certain customary exceptions, were non-recourse to us. We may continue to proactively address value and cash flow deficits in a similar manner as necessary and appropriate.
     We have elected to cease making payments on the mortgages securing certain of our hotel properties. In December 2009, after fully cooperating with the servicer for a consensual foreclosure or deed in lieu of foreclosure, we agreed to transfer possession and control of the Hyatt Regency Dearborn to a receiver. Additionally, we are continuing to negotiate a consensual transfer of the Westin O’Hare hotel to the related lender. In each of these instances, the hotel was not generating sufficient cash flow to cover its debt service and was not expected to generate sufficient cash flow to cover its debt service for the foreseeable future. These and any similar transfers reduce our assets and debt, and could have an adverse effect on our ability to raise equity or debt capital in the future, as well as increase the cost of such capital.
     In addition to the foregoing loans, we may face issues with other loans in the future, some of which may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt or otherwise have an adverse effect on our business, results of operations or financial condition.
     Our stock repurchase program could increase the volatility of the price of our common stock and utilizes our current cash on hand.
     We have repurchased shares of our common and preferred stock in the market since the fourth quarter of 2007. Under this plan, repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our debt covenants. The existence of our stock repurchase program and any purchases under this program could result in an increase in the market price of our stock. In addition, purchases under this repurchase program could reduce the liquidity for our stock. Our ability and willingness to continue to repurchase shares is subject to, among other things, the availability of cash resources, current market conditions, the market value of our stock, and the nature of other investment opportunities presented to us from time to time. Our stock repurchase program does not obligate us to acquire any particular amount of common or preferred stock, and the program may be suspended at any time at our discretion. Any discontinuation could cause the market price of our stock to decline. There can be no assurance that any past or future repurchases will have a positive impact on our stock price. In addition, purchases under this repurchase program could reduce the liquidity for our stock and utilize cash on hand that would otherwise be available for other corporate purposes.
     Our long-term business strategy depends on our continued growth. We may be unable to return to a period of business growth, which may adversely affect our operating results.
     Our business plan does not contemplate a period of growth in the near future; however, it does contemplate a period of growth over the next several years. We cannot assure you that we will be able to return to a period of growth or that, if we do, we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff to successfully integrate and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisitions of any additional portfolios of properties or mortgages would generate additional operating expenses that we will be required to pay. As we acquire additional assets, we will be subject to the operational risks associated with owning those assets. Our failure to successfully integrate any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to stockholders.
     If we are able to return to a period of business growth, we may be unable to identify additional investments that meet our investment criteria or to acquire the properties we have under contract.
     We cannot assure you that we will be able to identify real estate investments that meet our investment criteria, that we will be successful in completing any investment we identify, or that any investment we complete will produce a return on our investment. Moreover, we have broad authority to invest in any real estate investments that we may identify in the future. We also cannot assure you that we will acquire properties we currently have under firm purchase contracts, if any, or that the acquisition terms we have negotiated will not change.
     Conflicts of interest could result in our management acting other than in our stockholders’ best interest.
     Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our Board of Directors, Mr. Archie Bennett, Jr., serves as the Chairman of the Board of Directors of Remington Lodging, and our Chief Executive Officer, Mr. Monty J. Bennett, serves as the Chief Executive Officer of Remington Lodging. Messrs. Archie and Monty J. Bennett beneficially own 100% of Remington Lodging, which, as of December 31, 2009, manages 46 of our 102 properties and provides related services, including property management services and project management services.
     Messrs. Archie and Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging and reduce the time and effort they each spend managing Ashford. Our Board of Directors has adopted a policy that requires all approvals, actions or decisions to which we have the right to make under the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude to Remington Lodging under the management agreements to which we are a party, Messrs. Archie Bennett and Monty J. Bennett, as officers of Remington Lodging, could take actions or make decisions that are not in the stockholders’ best interest or that are otherwise inconsistent with their obligations under the management agreement or our obligations under the applicable franchise agreements.
     Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie and Monty J. Bennett, Mr. David Brooks, our Chief Operating Officer and General Counsel, Mr. David Kimichik, our Chief Financial Officer, Mr. Mark Nunneley, our Chief Accounting Officer, and Mr. Martin L. Edelman (or his family members), one of our directors, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us, to sell, not sell, or refinance certain properties, even if such actions or inactions might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.
     In addition, we have agreed to indemnify contributors of properties contributed to us in exchange for operating partnership units, including (indirectly) Messrs. Archie and Monty J. Bennett, Brooks, Kimichik, Nunneley, and Edelman (or his family members), against the income tax they may incur if we dispose of the specified contributed properties. Because of this indemnification, our indemnified management team members may make decisions about selling any of these properties that are not in our stockholders’ best interest.
     We are a party to a master hotel management agreement and an exclusivity agreement with Remington Lodging, which describes the terms of Remington Lodging’s services to our hotels, as well as any future hotels we may acquire that may or may not be managed by Remington Lodging. If we terminate the management agreement as to any of the remaining four hotels we acquired in connection with our initial public offering, which are all subject to the management agreement, because we elect to sell those hotels, we will be required to pay Remington Lodging a substantial termination fee. Remington Lodging may agree to waive the termination fee if a replacement hotel is substituted but is under no contractual obligation to do so. The exclusivity agreement requires us to engage Remington Lodging, unless our independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined that special circumstances exist or that, based on Remington Lodging’s prior performance, another manager or developer could perform the duties materially better. As the sole owners of Remington Lodging, which would receive any development, management, and management termination fees payable by us under the management agreement, Messrs. Archie and Monty J. Bennett may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our stockholders to do so.
     Tax indemnification obligations that apply in the event that we sell certain properties could limit our operating flexibility.
     If we dispose of any of the four remaining properties that were contributed to us in exchange for units in our operating partnership in connection with our initial public offering, we may be obligated to indemnify the contributors, including Messrs. Archie and Monty J. Bennett whom have substantial ownership interests, against the tax consequences of the sale. In addition, under the tax indemnification agreements, we have agreed for a period of 10 years to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness in the amount of at least $16.0 million, which will allow the contributors to defer recognition of gain in connection with the contribution of the Las Vegas hotel property as part of our formation.
     Additionally, for certain periods of time, we are prohibited from selling or transferring the Marriott Crystal Gateway in Arlington, Virginia, if as a result, the entity from which we acquired the property would recognize gain for federal tax purposes.
     Further, in connection with our acquisition of certain properties in March 2005 that were contributed to us in exchange for units in our operating partnership, we agreed to certain tax indemnities with respect to ten additional properties. If we dispose of any of these ten properties or reduce the debt on any of these properties in a transaction that results in a taxable gain to the contributors, we may be obligated to indemnify the contributors or their specified assignees against the tax consequences of the transaction.
     In general, our tax indemnities will be equal to the amount of the federal, state, and local income tax liability the contributor or its specified assignee incurs with respect to the gain allocated to the contributor. The terms of the contribution agreements also generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of the tax indemnity and this additional payment.
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
     We must comply with operating standards, terms, and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our property managers to conform to such standards. Franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise based on the completion of capital improvements that our management or Board of Directors determines is too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our management or Board of Directors may elect to allow the franchise to lapse or be terminated, which could result in a termination charge as well as a change in brand franchising or operation of the hotel as an independent hotel.
     In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations and/or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to stockholders.
     Our investments are concentrated in particular segments of a single industry.
     Most of our business is hotel related. Our current long-term investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. Adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to our stockholders.
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
     Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Monty J. Bennett, to manage 46 of our 102 lodging properties owned as of December 31, 2009 and have hired unaffiliated third—party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged, we may be in breach of the franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. Any of these circumstances could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

If we cannot obtain additional financing, our growth will be limited.
     We are required to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains, each year to continue to qualify as a REIT. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal. As such, we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development of hotel-related assets will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. In certain circumstances, if we are unable to obtain replacement refinancing or loan modifications, we could be forced to raise equity capital at inappropriate times, make unplanned asset sales or face foreclosure on our hotel properties.
     We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders. Currently, our credit facility limits us from paying dividends if we do not meet certain covenants and we are not anticipating any requirement to pay dividends in the near future.
     As a REIT, we are required to distribute at least 90% of our REIT taxable income each year, excluding net capital gains, to our stockholders. Our ability to make distributions may be adversely affected by the risk factors described herein. We cannot assure you that we will be able to make distributions in the future. In the event of continued or future downturns in our operating results and financial performance, unanticipated capital improvements to our hotels, declines in the value of our mortgage portfolio, or continued use of cash in our repurchase program, we may be unable to declare or pay distributions to our stockholders to the extent required to maintain our REIT status. The timing and amount of distributions are in the sole discretion of our Board of Directors, which will consider, among other factors, our financial performance, debt service obligations applicable debt covenants, and capital expenditure requirements. Effective with the fourth quarter ended December 31, 2008, and in conjunction with the credit facility amendment outlined above, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.
     We compete with other hotels for guests. We also face competition for acquisitions and sales of lodging properties and of desirable mortgage investments.
     The mid, upscale, and upper-upscale segments of the hotel business are competitive. Our hotels compete on the basis of location, room rates, quality, service levels, amenities, reputation, and reservation systems, among many other factors. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available to meet debt service obligations, operating expenses, and requisite distributions to stockholders.
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
     We compete to sell hotel properties. Availability of capital, the number of hotels available for sale and market conditions, all affect prices. We may not be able to sell hotel assets at our targeted price.
     We may continue to engage in derivative transactions, which can further limit our gains and increase exposure to losses.
     We may continue to enter into hedging transactions to protect (i) us from the effects of interest rate fluctuations on floating—rate debt and (ii) our portfolio of mortgage assets from interest rate fluctuations. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks inherent in our business.
     Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:
•	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought.

•	The duration of the hedge may not match the duration of the related liability.

•	The party owing money in the hedging transaction may default on its obligation to pay.

•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.

•	The value of derivatives used for hedging may be adjusted from time to time in accordance with generally accepted accounting rules to reflect changes in fair value; downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.
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
     If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow or access equity to fund future capital improvements.

     The hotel business is seasonal, which affects our results of operations from quarter to quarter.
     The hotel industry is seasonal in nature. This seasonality can cause quarterly fluctuations in our revenues, EBITDA, profitability and shareholder dividend payments.
     Our hotel investments may be subject to risks relating to potential terrorist activity.
     During 2009, approximately 18.4% of our total hotel revenue was generated from 11 hotels located in the Washington D.C. and Baltimore areas, areas considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist activity. Future terrorist activity may cause in the future, our results to differ materially from anticipated results. Other hotels we own may be subject to this risk as well.
     Our development activities may be more costly than we have anticipated.
     As part of our long-term growth strategy, we may develop hotels. Hotel development involves substantial risks, including that:
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
     When we implemented our mezzanine loan investment strategy, we generally performed the underwriting stress test based on worst case scenarios similar to what the hotel industry experienced post 9/11. However the magnitude of the current economic downturn far exceeds our underwriting sensitivity. As a result, we have recorded impairment charges with respect to our mezzanine loan portfolio of approximately $148.7 million in 2009, and if the current economic downturn continues, we may record additional impairment charges to this portfolio equal to as much as the remaining balance of our mezzanine loan portfolio of $75.9 million (including the 25% interest in a mezzanine loan joint venture). If such a write-off were to occur, it would impact our income by up to $3.9 million annually.
     Continued significant impairment charges related to our mezzanine loan portfolio could result in our failure to satisfy certain financial ratios, which could trigger additional rights for the holder of our Series B-1 Preferred Stock.
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
     The impairment charges incurred in the second quarter of 2009 resulted in an adjusted EBITDA calculation that could have prevented us from satisfying one financial ratio. As a result, without a cure or waiver, we may have been obligated to restrict operations beginning in the third quarter of 2009 or risk triggering a covenant violation. However, Security Capital Preferred Growth Incorporated, the sole holder of our Series B-1 preferred stock, reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second, third and fourth quarters of 2009 as they impact the financial ratio calculations for the affected periods. If we incur additional impairment charges, there is no assurance that Security Capital will grant a similar waiver in the future.
     If a covenant violation does occur, we will be obligated to pay an additional $0.05015 per share quarterly dividend on our Series B-1 preferred stock (approximately $374,000 aggregate increase per quarter), and the Series B-1 preferred stockholder will gain the right to appoint two board members.
     Mortgage investments that are not United States government insured involve risk of loss.
     As part of our business strategy, we may originate or acquire lodging-related uninsured mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud and related losses, and special hazard losses that are not covered by standard hazard insurance. Also, costs of financing the mortgage loans could exceed returns on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. We suffered significant impairment charges with respect to our investments in mortgage loans in 2009, and to the extent we incur similar losses in the future, the value and the price of our securities may be adversely affected.
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
     We may continue to make and acquire mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
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
     We generally have environmental insurance policies on each of our owned properties, and we intend to obtain environmental insurance for any other properties that we may acquire. However, if environmental liabilities are discovered during the underwriting of the insurance policies for any property that we may acquire in the future, we may be unable to obtain insurance coverage for the liabilities at commercially reasonable rates or at all, and we may experience losses. In addition, we generally do not require our borrowers to obtain environmental insurance on the properties they own that secure their loans from us.
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
RISKS RELATED TO OUR STATUS AS A REIT
     If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face substantial tax liability.
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

and, thus, our cash available for distribution to stockholders could be reduced for each of the years during which we did not qualify as a REIT.
     If we fail to qualify as a REIT, we will not be required to make distributions to stockholders to maintain our tax status. As a result of all of these factors, our failure to qualify as a REIT could impair our ability to raise capital, expand our business, and make distributions to our stockholders and could adversely affect the value of our securities.
     Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
     Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets. For example:
•	We will be required to pay tax on undistributed REIT taxable income.

•	We may be required to pay the “alternative minimum tax” on our items of tax preference.

•	If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax.

•	Our taxable REIT subsidiary, Ashford TRS, is a fully taxable corporation and will be required to pay federal and state taxes on its income.

•	We may continue to experience increases in our state and local income tax burden. Over the past several years, certain states have significantly changed their income tax regimes in order to raise revenues. The changes enacted that have increased our state and local income tax burden include the taxation of modified gross receipts (as opposed to net taxable income) and the taxation of our partnership income at the entity level. Facing mounting budget deficits, more state and local taxing authorities have indicated that they are going to revise their income tax regimes in this fashion and/or eliminate certain federally allowed tax deductions such as the REIT dividends paid deduction.
     Complying with REIT requirements may cause us to forego otherwise attractive opportunities.
     To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
     Complying with REIT requirements may limit our ability to hedge effectively.
     The REIT provisions of the Internal Revenue Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income and assets in each year from hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services, and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. However, for transactions occurring after July 30, 2008 that we enter into to protect against interest rate risks on debt incurred to acquire qualified REIT assets and for which we identify as hedges for tax purposes, any associated hedging income is qualifying REIT income. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.
     Complying with REIT requirements may force us to liquidate otherwise attractive investments.
     To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffer adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.
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
     From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. In December 2009, the Internal Revenue Service issued Revenue Procedure 2010-12 which provides guidance on a REIT’s payment of dividends in shares of its common stock. For stock distributions declared for a tax year ending on or before December 31, 2011, the distributions will qualify as part of the 90% distribution requirement if certain conditions are met. These include a requirement to provide each stockholder the opportunity to elect to receive its entire distribution in either cash or stock and any limitation imposed on the amount of cash that may be distributed cannot be less than 10% of the aggregate declared distribution.
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
     Effective with the fourth quarter ended December 31, 2008, and in conjunction an amendment to our credit facility, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. However, our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.
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
     Offerings of debt securities, which would be senior to our common stock and any preferred stock upon liquidation, or equity securities, which would dilute our existing stockholders’ holdings could be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock and any preferred stock.
     We may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, and classes of preferred stock or common stock or classes of preferred units. Upon liquidation, holders of our debt securities or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of preferred stock or common stock. Furthermore, holders of our debt securities and preferred stock or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common or preferred stock or both. Our preferred stock or preferred units could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their securities holdings in us.
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
     Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Messrs. Monty J. Bennett, Kessler, Brooks, Tallis, Kimichik, and Nunneley and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key—person life insurance on any of our officers other than in connection with our deferred compensation plan. Although these officers currently have employment agreements with us, we cannot assure their continued employment. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

     An increase in market interest rates may have an adverse effect on the market price of our securities.
     A factor investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our securities is likely based on the earnings and return that we derive from our investments, income with respect to our properties, and our related distributions to stockholders and not from the market value or underlying appraised value of the properties or investments themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common or preferred stock could decrease because potential investors may require a higher dividend yield on our common or preferred stock as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable—rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
     HOTEL PROPERTIES. As of December 31, 2009, we owned an interest in 102 hotel properties, which includes direct ownership in 96 hotel properties and between 75-89% in six hotel properties through equity investments with joint venture partners. All these hotel properties are located in the United States. The following table presents certain information related to our hotel properties.

		Total	%	Owned	Year Ended December 31, 2009
Hotel Property	Location	Rooms	Owned	Rooms	Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	150	100%	150	75.66%	$135.85	$102.78
Embassy Suites	Dallas, TX	150	100%	150	60.86%	$123.96	$75.44
Embassy Suites	Herndon, VA	150	100%	150	71.52%	$165.63	$118.47
Embassy Suites	Las Vegas, NV	220	100%	220	72.73%	$109.99	$79.99
Embassy Suites	Syracuse, NY	215	100%	215	69.46%	$117.99	$81.96
Embassy Suites	Flagstaff, AZ	119	100%	119	76.55%	$115.57	$88.47
Embassy Suites	Houston, TX	150	100%	150	73.72%	$147.51	$108.74
Embassy Suites	West Palm Beach, FL	160	100%	160	70.45%	$115.94	$81.68
Embassy Suites	Philadelphia, PA	263	100%	263	73.78%	$129.11	$95.26
Embassy Suites	Walnut Creek, CA	249	100%	249	62.79%	$124.68	$78.29
Embassy Suites	Arlington, VA	267	100%	267	80.83%	$201.43	$162.82
Embassy Suites	Portland, OR	276	100%	276	72.65%	$150.40	$109.27
Embassy Suites	Santa Clara, CA	257	100%	257	68.58%	$144.42	$99.05
Embassy Suites	Orlando, FL	174	100%	174	72.12%	$125.77	$90.70
Hilton Garden Inn	Jacksonville, FL	119	100%	119	57.47%	$107.10	$61.55
Hilton	Houston, TX	243	100%	243	72.40%	$116.46	$84.32
Hilton	St. Petersburg, FL	333	100%	333	55.65%	$124.95	$69.54
(Continued on Next Page)

		Total	%	Owned	Year Ended December 31, 2009
Hotel Property	Location	Rooms	Owned	Rooms	Occupancy	ADR	RevPAR
Hilton	Santa Fe, NM	157	100%	157	76.29%	$132.52	$101.09
Hilton	Bloomington, MN	300	100%	300	81.75%	$113.72	$92.96
Hilton	Washington DC	544	75%	408	79.05%	$206.62	$163.34
Hilton	Costa Mesa, CA	486	100%	486	72.50%	$109.39	$79.31
Hilton	Tucson, AZ	428	100%	428	50.73%	$134.19	$68.08
Hilton	Rye Town, NY	446	100%	446	40.85%	$141.60	$57.85
Hilton	Auburn Hills, MI	224	100%	224	45.18%	$96.77	$43.72
Homewood Suites	Mobile, AL	86	100%	86	75.15%	$109.13	$82.01
Hampton Inn	Lawrenceville, GA	86	100%	86	51.84%	$90.52	$46.93
Hampton Inn	Evansville, IN	141	100%	141	69.33%	$96.46	$63.98
Hampton Inn	Terre Haute, IN	112	100%	112	58.62%	$88.67	$51.97
Hampton Inn	Buford, GA	92	100%	92	64.56%	$105.94	$68.39
Hampton Inn	Houston, TX	176	85%	150	57.20%	$127.81	$73.11
Hampton Inn	Jacksonville, FL	118	100%	118	59.56%	$111.64	$66.49
Marriott	Durham, NC	225	100%	225	56.20%	$136.76	$76.86
Marriott	Arlington, VA	697	100%	697	76.90%	$188.63	$145.05
Marriott	Seattle, WA	358	100%	358	71.79%	$181.18	$130.06
Marriott	Bridgewater, NJ	347	100%	347	64.04%	$174.13	$111.50
Marriott	Plano, TX	404	100%	404	63.74%	$143.32	$91.35
Marriott	Dallas, TX	266	100%	266	62.54%	$117.10	$73.23
SpringHill Suites by Marriott.	Jacksonville, FL	102	100%	102	61.73%	$91.92	$56.75
SpringHill Suites by Marriott.	Baltimore, MD	133	100%	133	73.39%	$117.10	$85.94
SpringHill Suites by Marriott.	Kennesaw, GA	90	100%	90	65.21%	$96.74	$63.09
SpringHill Suites by Marriott.	Buford, GA	96	100%	96	59.02%	$98.14	$57.92
SpringHill Suites by Marriott.	Gaithersburg, MD	162	100%	162	61.13%	$115.65	$70.69
SpringHill Suites by Marriott.	Centreville, VA	136	100%	136	60.05%	$99.17	$59.55
SpringHill Suites by Marriott.	Charlotte, NC	136	100%	136	55.65%	$93.83	$52.22
SpringHill Suites by Marriott.	Durham, NC	120	100%	120	61.15%	$86.86	$53.11
SpringHill Suites by Marriott.	Orlando, FL	400	100%	400	70.51%	$82.86	$58.42
SpringHill Suites by Marriott.	Manhattan Beach, CA	164	100%	164	77.92%	$105.10	$81.90
SpringHill Suites by Marriott.	Plymouth Meeting, PA	199	100%	199	50.25%	$110.76	$55.66
SpringHill Suites by Marriott.	Glen Allen, VA	136	100%	136	50.34%	$93.28	$46.95
Fairfield Inn by Marriott	Kennesaw, GA	87	100%	87	59.93%	$86.53	$51.85
Fairfield Inn by Marriott	Orlando, FL	388	100%	388	75.49%	$69.53	$52.48
Courtyard by Marriott	Bloomington, IN	117	100%	117	69.10%	$115.53	$79.83
Courtyard by Marriott	Columbus, IN	90	100%	90	54.97%	$83.81	$46.07
Courtyard by Marriott	Louisville, KY	150	100%	150	58.88%	$121.06	$71.28
Courtyard by Marriott	Crystal City, VA	272	100%	272	69.86%	$155.97	$108.95
Courtyard by Marriott	Ft. Lauderdale, FL	174	100%	174	60.44%	$102.64	$62.04
Courtyard by Marriott	Overland Park, KS	168	100%	168	49.36%	$90.84	$44.83
Courtyard by Marriott	Palm Desert, CA	151	100%	151	48.80%	$96.44	$47.06
Courtyard by Marriott	Foothill Ranch, CA	156	100%	156	62.50%	$100.34	$62.72
Courtyard by Marriott	Alpharetta, GA	154	100%	154	53.40%	$91.68	$48.95
Courtyard by Marriott	Philadelphia, PA	498	89%	443	75.00%	$143.25	$107.48
Courtyard by Marriott	Seattle, WA	250	100%	250	58.78%	$141.75	$83.33
Courtyard by Marriott	San Francisco, CA	405	100%	405	76.51%	$162.98	$124.70
Courtyard by Marriott	Orlando, FL	312	100%	312	68.39%	$87.67	$59.96
Courtyard by Marriott	Oakland, CA	156	100%	156	62.80%	$103.28	$64.86
Courtyard by Marriott	Scottsdale, AZ	180	100%	180	57.82%	$99.70	$57.64
Courtyard by Marriott	Plano, TX	153	100%	153	63.12%	$109.76	$69.28
Courtyard by Marriott	Edison, NJ	146	100%	146	61.21%	$105.93	$64.84
Courtyard by Marriott	Newark, CA	181	100%	181	50.46%	$84.23	$42.50
Courtyard by Marriott	Manchester, CT	90	85%	77	62.52%	$102.73	$64.23
Courtyard by Marriott	Basking Ridge, NJ	235	100%	235	65.44%	$151.43	$99.10
Marriott Residence Inn	Lake Buena Vista, FL	210	100%	210	72.62%	$119.73	$86.95
Marriott Residence Inn	Evansville, IN	78	100%	78	82.24%	$101.25	$83.27
Marriott Residence Inn	Orlando, FL	350	100%	350	71.87%	$105.25	$75.65
Marriott Residence Inn	Falls Church, VA	159	100%	159	78.41%	$146.06	$114.52
Marriott Residence Inn	San Diego, CA	150	100%	150	66.34%	$137.16	$90.99
Marriott Residence Inn	Salt Lake City, UT	144	100%	144	61.33%	$120.45	$73.87
Marriott Residence Inn	Palm Desert, CA	130	100%	130	58.06%	$109.13	$63.36
Marriott Residence Inn	Las Vegas, NV	256	100%	256	71.52%	$106.43	$76.12
Marriott Residence Inn	Phoenix, AZ	200	100%	200	65.90%	$98.64	$65.01
Marriott Residence Inn	Plano, TX	126	100%	126	63.78%	$100.04	$63.81
(Continued on Next Page)

		Total	%	Owned	Year Ended December 31, 2009
Hotel Property	Location	Rooms	Owned	Rooms	Occupancy	ADR	RevPAR
Marriott Residence Inn	Newark, CA	168	100%	168	57.27%	$89.22	$51.10
Marriott Residence Inn	Manchester CT	96	85%	82	69.21%	$106.56	$73.75
Marriott Residence Inn Buckhead	Atlanta, GA	150	100%	150	73.66%	$101.47	$74.74
Marriott Residence Inn	Jacksonville, FL	120	100%	120	56.67%	$103.13	$58.44
TownePlace Suites by Marriott	Manhattan Beach, CA	144	100%	144	68.57%	$90.07	$61.76
One Ocean	Atlantic Beach, FL	193	100%	193	43.76%	$152.46	$66.71
Sheraton Hotel	Langhorne, PA	187	100%	187	55.63%	$109.36	$60.84
Sheraton Hotel	Minneapolis, MN	222	100%	222	56.38%	$104.72	$59.05
Sheraton Hotel	Indianapolis, IN	371	100%	371	63.45%	$103.91	$65.93
Sheraton Hotel	Anchorage, AK	370	100%	370	61.73%	$116.63	$71.99
Sheraton Hotel	San Diego, CA	260	100%	260	58.47%	$60.64	$103.70
Hyatt Regency	Coral Gables, FL	242	100%	242	72.54%	$144.83	$105.06
Crowne Plaza	Beverly Hills, CA	260	100%	260	71.77%	$141.95	$101.88
Annapolis Historic Inn	Annapolis, MD	124	100%	124	55.57%	$131.04	$72.82
Westin	Rosemont, IL	525	100%	525	57.96%	$113.78	$65.95
Air Rights/Ground Lease Properties
Doubletree Guest Suites (a)	Columbus, OH	194	100%	194	58.88%	$104.80	$61.71
Hilton (b)	Ft. Worth, TX	294	100%	294	64.47%	$133.53	$86.08
Hilton (c)	La Jolla, CA	394	75%	296	69.60%	$159.63	$111.10
JW Marriott (d)	San Francisco, CA	338	100%	338	76.81%	$197.83	$151.96
Crowne Plaza (e)	Key West, FL	160	100%	160	91.39%	$190.40	$174.01
Renaissance (f)	Tampa, FL	293	100%	293	71.77%	$147.65	$105.98

Total		22,483		22,141	65.87%	$129.20	$85.10

(a)	This hotel was built on an air rights lease above the parking garage that expires in 2045.

(b)	The partial ground lease expires in 2040.

(c)	The ground lease expires in 2043 (including all extensions).

(d)	The ground lease expires in 2083.

(e)	The ground lease expires in 2084.

(f)	The ground lease expires in 2080.

Item 3.	Legal Proceedings
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

Item 4.	[RESERVED]
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a) Market Price of and Dividends on, Registrant’s Common Equity and Related Stockholder Matters
Market Price and Dividend Information
     Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On February 22, 2010, there were 124 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of one Section 13G filer that presently holds in excess of 9.8% of our outstanding common, but our Board of Directors passed a waiver on July 30, 2009, which granted this holder an exception for a limited time.

     The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per common share:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
High	$1.90	$4.45	$4.23	$5.31
Low	$0.90	$1.50	$2.47	$3.08
Close	$1.54	$2.81	$3.46	$4.64
Cash dividends declared per share	$—	$—	$—	$—
2008
High	$7.35	$6.45	$5.34	$4.07
Low	$5.16	$4.52	$3.08	$0.86
Close	$5.68	$4.62	$4.05	$1.15
Cash dividends declared per share	$0.21	$0.21	$0.21	$—
     Effective with the fourth quarter ended December 31, 2008 and in conjunction with the credit facility amendment, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our Directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.
Characterization of Distributions
     For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%

Common Stock:
Ordinary income	$—	—	$0.51479	61.28%	$0.80330	96.78%
Capital gain	—	—	0.32521	38.72	0.01346	1.62
Return of capital	—	—	—	—	0.01324	1.60

Total	$—	—	$0.84000	100.00%	$0.83000	100.00%

Preferred Stock — Series A:
Ordinary income	$2.13750	100%	$1.31001	61.28%	$2.10232	98.35%
Capital gain	—	—	0.82759	38.72	0.03528	1.65
Return of capital	—	—	—	—	—	—

Total	$2.13750	100%	$2.13760	100.00%	$2.13760	100.00%

Preferred Stock — Series D:
Ordinary income	$2.11250	100%	$1.29463	61.28%	$0.94072	98.35%
Capital gain	—	—	0.81787	38.72	0.01578	1.65
Return of capital	—	—	—	—	—	—

Total	$2.11250	100%	$2.11250	100.00%	$0.95650	100.00%

Equity Compensation Plan Information
     There are 7,767,117 shares of common stock authorized for issuance under our Amended and Restated 2003 Stock Incentive Plan (the “Amended Plan”). The following table sets forth certain information with respect to securities authorized and available for issuance under the Amended Plan as of December 31, 2009.

Number of Securities
	to be Issued Upon	Weighted-Average
	Exercise of	Exercise Price
	Outstanding	Of Outstanding	Number of Securities
	Options, Warrants,	Options, Warrants,	Remaining Available
	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders:
Restricted common stock	None	N/A	3,843,994

Equity compensation plans not approved by security holders	None	N/A	None
Performance Graph
     The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, the FTSE NAREIT Mortgage REITs Index, and the NAREIT Lodging & Resorts Index for the period from December 31, 2004, through December 31, 2009, assuming an initial investment of $100 in stock on December 31, 2004 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the NAREIT Lodging Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254. The stock price performance shown on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc. , The S&P 500 Index,
The FTSE NAREIT Mortgage REITs Index And The NAREIT Lodging & Resorts Index

Purchases of Equity Securities by the Issuer
     The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2009:

			Total Number of
	Total		Shares Purchased as	Maximum Dollar
	Number	Average	Part of Publicly	Value of Shares That
	of Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	Per Share	Plan(1)	Under the Plan
Common stock:
October 1 to October 31	1,493,220	$3.81	1,493,220	$130,883,000
November 1 to November 30	2,954,279	$4.48	2,954,279	$117,653,000
December 1 to December 31	1,846,454	$4.85	1,846,454	$108,707,000

Total	6,293,953	$4.43	6,293,953

(1)	In November 2007, our Board of Directors authorized a $50 million common stock repurchase plan, which was announced on November 21, 2007. The repurchase plan was increased by $75 million in September 2008, and the program was subsequently amended to include both common and preferred stock. In January 2009, the Board of Directors authorized an additional $200 million for the repurchase plan and expanded the plan to include the prepayment of our outstanding debt obligations. In February 2010, the Board of Directors expanded the repurchase program further to also include the potential repurchase of units of our operating partnership.

Item 6.	Selected Financial Data
     The following sets forth our selected consolidated financial and operating information on a historical basis and should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$916,595	$1,136,460	$981,260	$401,222	$254,638
Total operating expenses	$1,068,883	$978,011	$843,616	$332,965	$206,154
Operating (loss) income	$(152,288)	$158,449	$137,645	$68,257	$48,484
(Loss) income from continuing operations	$(271,983)	$91,614	$(1,589)	$30,992	$4,173
(Loss) income from discontinued operations	$(16,677)	$54,057	$38,027	$12,081	$7,688
Net (loss) income attributable to the Company	$(250,242)	$129,194	$30,160	$37,796	$9,437
Net (loss) income attributable to common stockholders	$(269,564)	$102,552	$6,170	$26,921	$134
Diluted (loss) income per common share:
(Loss) income from continuing operations attributable to common stockholders	$(3.72)	$0.47	$(0.26)	$0.25	$(0.15)
(Loss) income from discontinued operations attributable to common stockholders	(0.21)	0.44	0.31	0.17	0.15

Net (loss) income attributable to common stockholders	$(3.93)	$0.91	$0.05	$0.42	$—

Weighted average diluted common shares	68,597	111,295	105,787	61,713	40,194

	At December 31,
	2009	2008	2007	2006	2005
Balance Sheets Data:
Investments in hotel properties, net	$3,383,759	$3,568,215	$3.885,737	$1,632,946	$1,106,668
Cash, cash equivalents and restricted cash	$242,734	$311,403	$145,143	$82,756	$85,837
Notes receivable	$55,655	$212,815	$94,225	$102,833	$107,985
Total assets	$3,914,498	$4,339,682	$4,380,411	$2,011,912	$1,482,486
Total indebtedness — continuing operations	$2,772,396	$2,790,364	$2,639,546	$1,015,555	$782,938
Total stockholders’ equity of the Company	$837,976	$1,212,219	$1,285,003	$641,709	$358,323

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(in thousands, except per share amounts)
Other Data:
Cash provided by operating activities	$69,054	$144,995	$155,727	$139,691	$56,528
Cash (used in) provided by investing activities	$(48,194)	$168,455	$(1,872,900)	$(565,473)	$(652,267)
Cash (used in) provided by financing activities	$(97,289)	$(164,124)	$1,736,032	$441,130	$606,625
Cash dividends declared per common share	$—	$0.63	$0.84	$0.80	$0.71
EBITDA (unaudited) (1)	$12,459	$472,836	$357,151	$138,757	$79,346
Funds From Operations (FFO) (unaudited) (1)	$(154,414)	$240,862	$147,680	$84,748	$32,741

(1)	A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
General
     The U.S. economy has been in a recession since December 2007 caused by the global credit crisis and declining GDP, employment, business investment, corporate profits and consumer spending. As a result of the dramatic downturn in the economy, lodging demand in the U.S. has declined significantly throughout 2009. We have experienced significant declines in demand for hotel rooms associated with leisure, group, business and transient travel.
     At December 31, 2009, we owned interests in 102 hotel properties, which included direct ownership in 96 hotel properties and between 75% to 89% interests in six hotel properties through majority-owned investments in joint ventures which represents 22,483 total rooms, or 22,141 net rooms excluding those attributable to noncontrolling joint venture partners. In addition, at December 31, 2009, we owned $55.7 million of mezzanine or first-mortgage loans receivable and a 25% interest in a joint venture with Prudential Real Estate Investors (“PREI”) formed in January 2008 (the “PREI JV”). The joint venture owned an $80.9 million mezzanine loan at December 31, 2009.
     Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•	preserving capital, enhancing liquidity, continuing current cost saving measures and creating long-term shareholder value;

•	implementing selective capital improvements designed to increase profitability;

•	implementing asset management strategies to minimize operating costs and increase revenues;

•	repurchasing capital stock subject to regulatory limitations and our Board of Directors’ authorization;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestiture that our Board of Directors deems appropriate.
Significant Transactions and Major Developments in 2009
     Material Impairments — In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million principal balance mezzanine loan receivable secured by 681 hotels with initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. This mezzanine loan was originally purchased for $98.4 million. At the time of ESH’s bankruptcy filing, a discount of $11.4 million had been amortized to increase the carrying value of the note to $109.4 million. We anticipate that ESH, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note. Additional valuation allowances totaling $39.3 million were recorded on four other mezzanine loans in 2009. See Notes 5 and 16 to Consolidated Financial Statements included in Item 8.
     Beginning in June 2009, we elected to cease making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property. Due to the effect of market conditions in the region, the operating cash flows from the hotel property were not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We did not cure the notice of default and intended to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we recorded an impairment charge of $10.9 million during the quarter ended June 30, 2009, to write down the carrying amount of the hotel property to its estimated fair value. Effective December 3, 2009, a receiver appointed by the State of Michigan circuit court completed taking possession and full control of the hotel property. As a result, the hotel property was deconsolidated from our consolidated financial statements and a loss of $2.9 million was recognized at deconsolidation. See Notes 4, 7 and 16 of Notes to Consolidated Financial Statements included in Item 8.
     Applying a similar cash flow analysis to the Westin O’Hare hotel property, we anticipated that the operating cash flows from the underlying hotel property would be inadequate to cover the related debt service payments for the foreseeable future. Based on this analysis, beginning in December 2009, we stopped making payments on the note payable of $101.0 million secured by the Westin O’Hare hotel property under the terms of a Forbearance Agreement entered into with the lender which grants us a grace period through March 5, 2010. As a result, we recorded an impairment charge of $59.3 million in the fourth quarter of 2009, to write down the carrying amount of the hotel property to its estimated fair value. We are currently working with the lender for a deed-in-lieu of foreclosure during the lender extended grace period. We expect that if the deed-in-lieu of foreclosure successfully closes, the property is deeded back to the lender and we are legally released from our obligations in the future, a gain of approximately $53 million will be recognized for financial statement purposes. There should be no cash proceeds associated with such a gain. See Notes 4 and 16 of Notes to Consolidated Financial Statements included in Item 8.
     Sale and Settlement of Notes Receivable — In November 2009, we completed the sale of the $11.0 million mezzanine loan receivable secured by the Westin Westminster hotel property that was defeased by the original borrower. We negotiated for the release of the portfolio of government agency securities serving as the defeased loan collateral, and sold the actual securities via an auction for $13.6 million. We received net proceeds of $13.3 million and recorded a gain of $2.4 million. In addition, in February 2010, we received repayment of $20.0 million and a $4.0 million note for the settlement of the $23.0 million mezzanine loan receivable secured by the Ritz-Carlton hotel property in Key Biscayne, Florida. The carrying amount of this loan was $33.7 million before the impairment charge of $10.7 million recorded in the quarter ended September 30, 2009. See Note 26 of Notes to Consolidated Financial Statements included in Item 8.
     Interest Rate Derivative Transactions — In an effort to take advantage of declining LIBOR rates, we have entered into a series of interest rate derivatives, referred to as flooridors and corridors beginning in March 2009. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike Y, the sold floor offsets the purchased floor. The interest rate corridor involves purchasing of an interest rate cap at one strike rate X and selling an interest rate cap with a higher strike rate Y. The purchaser of the corridor is paid when the underlying interest rate index resets above the strike rate X during the term of the corridor. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the strike rate Y. There is no liability to us other than the purchase price associated with the flooridor and corridor.
     In March 2009, we entered into a one-year flooridor with a financial institution for the period commencing December 14, 2009 and ending December 13, 2010 for a notional amount of $3.6 billion. The $3.6 billion flooridor establishes a floor rate of 0.75%. Under the new flooridor, the counterparty will pay us interest on the notional amount when LIBOR rates are below the original floor of 1.25% up to a maximum of 50 basis points on the notional amount. The cost of this flooridor was $8.5 million.

     On July 1, 2009, we purchased two one-year term flooridors, each with a notional amount of $1.8 billion. Under the first flooridor, the counterparty pays us interest on the notional amount for the period commencing December 14, 2009 and ending December 13, 2010 when LIBOR rates are below 1.75% up to a maximum of 50 basis points on the notional amount. Under the second flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 13, 2010 and ending December 13, 2011 when LIBOR rates are below 2.75% up to a maximum of 225 basis points on the notional amount. The cost of this flooridor was $22.3 million.
     In October 2009, we entered into another three-month flooridor transaction for the period commencing October 1, 2009 and ending December 31, 2009 for a notional amount of $2.7 billion. Under the flooridor, the counterparty paid us interest on the notional amount as LIBOR rates remained below the floor of 2%, up to a maximum of 100 basis points. The cost of this flooridor was $6.9 million which was offset by the income received from this flooridor.
     For the year ended December 31, 2009, we recognized income of $52.3 million on our interest rate derivatives. In addition, we recognized a $31.8 million unrealized loss for changes in fair values of our interest rate derivatives.
     In addition, during 2009, we entered into eight interest rate caps with total notional amounts of $506.2 million to cap the interest rates on our mortgage loans with an aggregate principal amount of $506.2 million (aggregate principal balance at December 31, 2009 was $503.7 million) with strike rates between 4% and 6%. The total price for these hedges was $383,000. These interest rate caps were designated as cash flow hedges.
     In December 2009, we also entered into an interest rate corridor, which was designated as a cash flow hedge, with a notional amount of $130.0 million to effectively lower the existing interest rate cap on one of our floating rate mortgage loans for the period between December 2009 and May 2010. Under the corridor, the counterparty will pay us interest on the notional amount when LIBOR rates are above 4.6% up to a maximum of 140 basis points during the term of the corridor. The cost of this corridor was $13,000.
     We have no further liability under the flooridors and the corridor to the counterparties.
     Repurchases of Common and Preferred Shares and Prepayment of Outstanding Debt Obligations — In the fourth quarter of 2007, the Board of Directors authorized a $50 million common stock repurchase program, which was increased by $75 million in September 2008, and the program was subsequently amended to include both common and preferred stock. In January 2009, the Board of Directors authorized an additional $200.0 million for the repurchase plan and expanded the plan to include not only common and preferred stock but prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. In February 2010, the Board of Directors expanded the repurchase program further to include the potential repurchase of units of our operating partnership. During 2009, we purchased 30.1 million shares of our common stock at an average price of $2.71 per share, 697,600 shares of the Series A preferred stock at an average price of $7.65 per share and 727,550 shares of the Series D preferred stock at an average price of $7.31 per share for a total price of $92.0 million, including $690,000 of commissions paid to brokers.
     Debt Financing and Refinancing — In February 2009, we refinanced a $47.4 million principal balance mortgage loan (excluding a premium of $1.4 million) secured by a hotel property in Arlington, Virginia, with a $60.8 million mortgage loan at an interest rate of LIBOR plus 4% for three years with two one-year extension options. In addition, in March 2009, we obtained a $7.0 million mortgage loan on a previously unencumbered hotel property in Jacksonville, Florida. The new loan matures in April 2034 and bears an interest rate at the greater of 6% or prime plus 1%.
     In June 2009, we modified the original maturity of the $55.0 million mortgage loan secured by the JW Marriott hotel property from September 2010 to March 2011 and paid down the outstanding principal balance by $2.5 million. The modified mortgage has an interest rate at LIBOR plus 3.75% with a LIBOR floor rate of 2.5%.
     In November 2009, we refinanced two mortgage loans secured by seven hotel properties with two new loans secured by five hotel properties. The loans that were refinanced had principal balances of $75.0 million and $65.0 million and maturity dates in March 2010 and April 2011, respectively. The new loans consist of a senior loan with a principal amount of $100.0 million and a junior loan with a principal amount of $45.0 million ($41.0 million was advanced at closing) with a blended interest rate of 12.26%, and each matures in December 2015. The refinance unencumbered two hotel properties previously collateralizing the refinanced mortgage loans.

     In December 2009, we refinanced a $19.7 million mortgage loan collateralized by a hotel property in Tucson, Arizona, maturing in June 2011, with a new loan having the same principal balance and bearing interest rate at the greater of 5.5% or LIBOR plus 3.5% for a term of five years.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash position from operations is affected primarily by macro industry movements in occupancy and rate as well as our ability to control costs. Further, interest rates greatly affect the cost of our debt service as well as the financial hedges we put in place. We monitor very closely the industry fundamentals as well as interest rates. The strategy is that if the economy underperforms (negatively affecting industry fundamentals), some or all of the loss in cash flow will be offset by our financial hedges due to (what we believe to be) the Fed probably keeping interest rates low. Alternatively, if the Fed raises interest rates because of inflation, our properties should benefit from the ability to rapidly raise room rates in an inflationary environment. Capex expenditures above our reserves will affect cash flow as well; however, we believe that such excess capex expenditures will not be significant in the near future.
     Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, principal payments or sales of mezzanine loans, property refinancing proceeds, asset sales, and net cash derived from interest rate derivatives. Our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, debt interest and principal payments, and repurchases of our securities. Items that impacted our cash flows and liquidity are summarized as follows:
     Net Cash Flows Provided By Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $65.6 million and $145.0 million for 2009 and 2008, respectively. The decline is principally due to the economic downturn that resulted in reduced travel and demand for hotel rooms. The decline is partially offset by interest payments on indebtedness decreasing by $23.0 million resulting from a sharp decline in LIBOR rates during 2009.
     Net Cash Flows (Used In) Provided by Investing Activities. In 2009, investing activities used cash of $69.2 million for improvements to various hotel properties and a cash balance of $3.5 million was eliminated as a result of the deconsolidation of the Hyatt Regency hotel property. Investing activities in 2009 provided cash of $13.4 million from the sale of a mezzanine loan, $858,000 from the sale of an interest in a laundry joint venture and a piece of land adjacent to a hotel property, and $13.7 million from insurance settlements on hotel properties damaged by Hurricane Ike. For 2008, investing activities provided net cash flows of $168.5 million, which consisted of net proceeds of $428.5 million from sales of 10 hotel properties and one office building and a payment of $23.2 million for the 75% note receivable acquired by PREI JV. These cash inflows were partially offset by $138.0 million for acquisitions or originations of notes receivable, $17.9 million for the acquisition of a 25% interest in a mezzanine loan acquired by PREI JV, and $127.3 million of improvements to various hotel properties.
     Net Cash Flows (Used in) Provided by Financing Activities. For 2009, net cash flow used in financing activities was $97.3 million. Cash outlays consisted of payments of (i) $196.8 million on indebtedness and capital leases, (ii) loan costs of $5.9 million, (iii) dividends of $22.9 million, (iv) $38.1 million for entering into interest rate derivatives, (v) $81.3 million to acquire treasury shares, (vi) $10.7 million to purchase Series A and Series D preferred stocks, (vii) $972,000 for distributions to noncontrolling interests in consolidated joint ventures, and (viii) $462,000 for the redemption of operating partnership units. These cash outlays were partially offset by $208.8 million from debt refinancing and $50.9 million in cash payments from the counterparties of the interest rate derivatives. For 2008, net cash flow used in financing activities was $164.1 million consisting of payments of (i) $741.6 million on indebtedness and capital leases, (ii) dividends of $138.6 million, (iii) $9.9 million for entering into interest rate swap, floor and cap transactions, $96.9 million for purchases of treasury shares, and $7.8 million of debt refinancing costs. These cash outlays were partially offset by $833.4 million of aggregate draws on our $250.0 million credit facility and refinances of existing mortgage loans, cash payments of $8.6 million from the counterparties of the interest rate derivatives, and $53,000 attributed to buy-ins of long-term incentive partnership units issued to our executives under the our equity incentive plan.
     As noted above, in the last two years, we have used significant net cash flow for our stock repurchase program. We have repurchased shares of our common and preferred stock in the market since the fourth quarter of 2007. We believe this continued repurchase program will ultimately be beneficial for our long-term investors. We do recognize that using cash to buy back shares consumes cash which could be used for other corporate purposes; however, we are continuously monitoring our cash position, our cash flow, our recourse obligations, and our debt maturities in light of our ongoing repurchase program in an effort to avoid any cash flow imbalances.
     We are required to maintain certain financial ratios under various preferred equity, debt, and derivative agreements. If we violate covenants in any debt agreements or the derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties, maintaining an overall minimum net worth, maintaining a maximum loan to value, and maintaining an overall minimum total assets. At December 31, 2009, we were in compliance with all covenants or other requirements set forth in our debt agreements and a derivative agreement as amended.
     We are diligently working to extend out all our debt maturities and soon we hope to have most or all pushed out to December 2001 or later. Virtually, our only recourse obligation is our $250 million senior credit facility with 10 banks, which is fully drawn and expires in April 2010 with two one-year extension options that will take the maturity to April 2012. The main covenants in this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through March 31, 2011 (1.69x at December 31, 2009), and 1.35x thereafter until expiration; and (ii) the maximum leverage ratio, as defined, of 65% (59.0% at December 31, 2009). The only requirement to extend the credit facility is that the facility be in a non-default status with regards to the covenants. We believe we will be able to extend or refinance a portion or all of this obligation before maturity, and if it becomes necessary to pay down the principal balance, we believe we will be able to accomplish that with cash on hand, equity raises or, to the extent necessary, asset sales.

     The articles governing our Series B-1 preferred stock require us to maintain certain covenants. The impairment charges recorded during the quarter ended June 30, 2009 could have prevented us from satisfying one financial ratio. However, the holder of the Series B-1 preferred stock reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second, third and fourth quarters of 2009 as they impact the financial ratio calculations for the affected periods. At December 31, 2009, we are in compliance with all covenants required under the articles governing the Series B-1 preferred stock.
     We continue to execute aggressive cost saving measures at the property level that include payroll freezes, vendor contract renegotiation and adjustments to service levels. In addition, corporate level cost containment plans have been implemented.
     We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
     Based upon the current level of operations, management believes that our cash flow from operations along with our significant cash balances will be adequate to meet upcoming anticipated requirements for interest, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we have eliminated our 2010 non-extendable loan maturities and will continue to proactively address our upcoming 2011 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue mortgage financing on individual properties and our mortgage investments.
     We are committed to an investment strategy where we will opportunistically pursue hotel acquisitions and share repurchases as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loans, or from proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, joint ventures and loan investment payoffs. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments.
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
     Dividend Policy. Effective with the fourth quarter ended December 31, 2008, and in conjunction with the credit facility amendment outlined above, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.
RESULTS OF OPERATIONS
     Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and seventeen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2009, 2008 and 2007 ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.
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
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In conjunction with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and the asset swap, 42 and 43 of these hotels were included in our hotel property portfolio at December 31, 2009 and 2008, respectively. In 2008, we finalized the allocation of the CNL Acquisition purchase price. These hotels are referred to as non-comparable hotels in comparing the operating results of 2008 to 2007 in the following discussions as we did not own these properties for the entire year of 2007.
     The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

				Favorable (Unfavorable) Change
	Year Ended December 31,			2009 Compared to 2008		2008 Compared to 2007
	2009	2008	2007	$ Change	%Change	$ Change	%Change
Total revenue	$916,595	$1,136,460	$981,260	$(219,865)	(19.3)%	$155,200	15.8%
Total hotel expenses	$615,683	$724,515	$630,534	$108,832	15.0%	$(93,981)	(14.9)%
Property taxes, insurance and other	$61,113	$60,739	$50,799	$(374)	(0.6)%	$(9,940)	(19.6)%
Depreciation and amortization	$155,458	$164,055	$135,329	$8,597	5.2%	$(28,726)	(21.2)%
Impairment charges	$208,007	$—	$—	$(208,007)	— *	$—	—
Gain on insurance settlements	$(1,329)	$—	$—	$1,329	— *	$—	—
Corporate general and administrative	$29,951	$28,702	$26,953	$(1,249)	(4.4)%	$(1,749)	(6.5)%
Operating (loss) income	$(152,288)	$158,449	$137,645	$(310,737)	(196.1)%	$20,804	15.1%
Equity earnings (loss) in unconsolidated joint venture	$2,486	$(2,205)	$—	$4,691	212.7%	$(2,205)	— *
Interest income	$297	$2,062	$3,176	$(1,765)	(85.6)%	$(1,114)	(35.1)%
Other income	$56,556	$10,153	$—	$46,403	457.0%	$10,153	— *
Interest expense and amortization of loan costs	$(145,550)	$(154,582)	$(134,514)	$9,032	5.8%	$(20,068)	(14.9)%
Write-off of loan costs and exit fees	$(181)	$(1,226)	$(3,850)	$1,045	85.2%	$2,624	68.2%
Unrealized (loss) gain on derivatives	$(31,782)	$79,620	$(211)	$(111,402)	(139.9)%	$79,831	37834.6%
Income tax expense	$(1,521)	$(657)	$(3,835)	$(864)	(131.5)%	$3,178	82.9%
(Loss) income from continuing operations	$(271,983)	$91,614	$(1,589)	$(363,597)	(396.9)%	$93,203	5865.5%
(Loss) income from discontinued operations, net	$(16,677)	$54,057	$38,027	$(70,734)	(130.9)%	$16,030	42.2%
Net (loss) income	$(288,660)	$145,671	$36,438	$(434,331)	(298.2)%	$109,233	299.8%
Loss (income) attributable to noncontrolling interests in consolidated joint ventures	$765	$(1,444)	$(2,320)	$2,209	153.0%	$876	37.8%
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	$37,653	$(15,033)	$(3,958)	$52,686	350.5%	$(11,075)	(279.8)%
Net (loss) income attributable to the Company	$(250,242)	$129,194	$30,160	$(379,436)	(293.7)%	$99,034	328.4%

*	Not meaningful.

Comparison of Year Ended December 31, 2009 with Year Ended December 31, 2008
     Income from continuing operations includes the operating results of 102 hotel properties that we have owned throughout all of 2009 and 2008. The following table illustrates the key performance indicators of the comparable hotels for the periods indicated:

	Year Ended
	December 31,
	2009	2008
Total hotel revenue (in thousands)	$904,993	$1,110,397
Room revenue (in thousands)	678,278	831,029
RevPAR (revenue per available room)	$84.60	$102.68
Occupancy	65.66%	71.55%
ADR (average daily rate)	$128.84	$143.50
     Revenue. Room revenues decreased $152.8 million, or 18.4% during the year ended December 31, 2009 (“2009”) compared to the year ended December 31, 2008 (“2008”). Occupancy declined by 589 basis points from 71.55% to 65.66%. ADR declined by $14.66 to $128.84. Decline in market demand has placed tremendous pressure on rates to maintain occupancy levels. We observed businesses adopting cost saving initiatives on their travel and meeting expenses. Food and beverage experienced a similar decline of $46.5 million due to lower volume on catering and banquet events. Other hotel revenue experienced a $5.6 million decline due to lower occupancy.
     Rental income from the triple-net operating lease decreased $568,000 primarily due to the lower occupancy and ADR during 2009.
     Interest income from notes receivable decreased $13.2 million for 2009 compared to 2008. This decrease is primarily due to the Extended Stay Hotels mezzanine loan that was reserved during 2009 as a result of the borrower’s bankruptcy filing. Prior to the bankruptcy filing in June 2009, all payments on this loan were current. We recorded income from this loan of $4.7 million and $11.9 million for 2009 and 2008, respectively. The decrease in interest income is also attributable to (i) the two mezzanine loans that were repaid during 2008; (ii) four other mezzanine loans that were impaired during 2009 and three of which were in default for at least a portion of 2009 (income recognized on impaired loans was $3.3 million and $6.4 million for 2009 and 2008, respectively); and (iii) the decline in LIBOR rates during 2009.
     Asset management fees and other was $726,000 for 2009 and $2.0 million for 2008. The decrease is primarily due to the expiration in 2008 of an asset management consulting agreement with a related party which accounted for $1.3 million of the income in 2008.
     Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced a reduction of $57.5 million in direct expenses and a $51.3 million reduction in indirect expenses and management fees in 2009. The decrease in these expenses was primarily due to the decline in occupancy. The decline in indirect expenses was also attributable to the result of cost saving initiatives adopted by the hotel managers. The direct expenses were 34.2% of total hotel revenue for 2009 as compared to 33.0% during 2008. Beginning in December 2008, we executed aggressive cost saving measures at the property level that included payroll freezes, vendor contract renegotiation and adjustments to service levels.
     Property Taxes, Insurance and Other. Property taxes, insurance and other remained at approximately $61.0 million for both 2009 and 2008.
     Depreciation and Amortization. Depreciation and amortization decreased $8.6 million, or 5.2%, for 2009 compared to 2008 primarily due to certain assets that had been fully depreciated during 2009. The decrease is partially offset by an increase in depreciation expense as a result of capital improvements made at several hotel properties.
     Impairment Charges. Impairment charges for our continuing operations of $208.0 million for 2009 related to the valuation allowance on the Extended Stay Hotels mezzanine loan, four other mezzanine notes, and the Westin O’Hare hotel property. Of the total impairment charges, $109.4 million was the valuation allowance recorded for the Extended Stay Hotels mezzanine loan, $39.3 million for four other mezzanine notes, and $59.3 million for the

Westin O’Hare hotel property. Impairment charge of $10.9 million for the deconsolidated Hyatt Regency Dearborn hotel property is included in the operating results of discontinued operations.
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
     In analyzing projected hotel properties’ operating cash flows, we factored in declining revenue for periods through 2010 and growth thereafter based on revenue per available room, or RevPAR, data from third party sources. In addition, the projected hotel properties’ operating cash flows factored in our ongoing implementation of asset management strategies to minimize operating costs and implement extensive cost cutting measures. After factoring in the declines in revenue expected by the third party sources and the impact of company-specific strategies implemented to minimize operating costs, the hotel properties’ estimated future undiscounted cash flows were in excess of the properties’ carrying values. The analyses performed in 2009, did not identify any other properties with respect to which an impairment loss should be recognized.
     For a full description of impairment charges, see Note 16 of Notes to Consolidated Financial Statements and the Executive Overview.
     Corporate General and Administrative. Corporate general and administrative expense increased $1.2 million in 2009 from 2008. The higher expenses for 2009 is primarily due to increases in (i) accrued bonuses of $3.0 million resulting from the increased target incentives for certain executives approved by the Board of Directors in September 2009; (ii) accrued legal expense of $1.7 million primarily associated with the lawsuit related to the ESH mezzanine loan; and (iii) accrual of $601,000 for tax indemnities associated with the sale of two hotel properties in 2008. These increases were partially offset by decreases in (i) stock-based compensation of $1.8 million as a result of certain restricted stock awards granted in earlier years at a higher cost per share being fully vested in the first quarter of 2009; (ii) accrued accounting and audit fees of $691,000; and (iii) other corporate expenses resulting from the continued cost containment plans implemented at the corporate level. In December 2008, we implemented a cost saving plan at the corporate level which included reductions in overhead from staff layoffs, salary freezes, and other cost saving measures.

     Equity Earnings (Loss) in Unconsolidated Joint Venture. Equity earnings in unconsolidated joint venture were $2.5 million for 2009 and equity loss for 2008 was $2.2 million. Equity loss for 2008 is primarily a result of a mezzanine loan held by the joint venture that was fully reserved in the fourth quarter of 2008. Excluding the valuation allowance, equity income recognized from the joint venture was $3.3 million for 2008. The decrease is primarily due to the write-off of the costs incurred by the joint venture for terminated transactions and the lost income on the fully reserved loan.
     Interest Income. Interest income decreased $1.8 million in 2009 compared to 2008 primarily due to the significant decline in short-term interest rates and lower average cash balances during 2009.
     Other Income. Other income was $56.6 million and $10.2 million in 2009 and 2008, respectively. Other income included income from non-hedge interest rate swaps, floors and flooridors of $52.3 million and $10.4 million for 2009 and 2008, respectively. The increase is primarily due to significant decreases in LIBOR rates that the derivatives are tied to as a result of the economic downturn and new interest rate derivatives we entered into during 2009. Also included in 2009 were a gain of $2.4 million recognized on the sale of a mezzanine note receivable, income of $1.5 million recognized for business interruption insurance proceeds received related to hotel properties sold in 2008, and a gain of $434,000 from the sale of our interest in a laundry joint venture.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $9.0 million to $145.6 million for 2009 from $154.6 million for 2008. The decline is primarily attributable to the decrease in interest expense on our variable rate debt as a result of continued decline in LIBOR rates. The decrease was partially offset by the higher weighted average debt balance during 2009.
     Write-off of Loan Cost and Exit Fees. During 2009 we refinanced mortgage debt totaling $285.0 million. The unamortized premiums of $1.4 million and loan costs of $1.5 million on the refinanced loans were written off. During 2008, we wrote off unamortized loan costs of $424,000 on the $127.2 million debt that was refinanced with a $160.0 million debt and incurred $802,000 of prepayment penalties on the payoff of another loan.
     Unrealized (Loss) Gain on Derivatives. We recorded an unrealized loss of $31.8 million in 2009 and an unrealized gain of $79.6 million in 2008 on our interest rate derivatives. The decrease was primarily a result of the movements in the LIBOR forward curve used in determining the fair values during 2009.
     Income Tax Expense. Income tax expense for continuing operations was $1.5 million and $657,000 for 2009 and 2008, respectively. The increase in 2009 is due to providing for income taxes on one of our TRS subsidiaries that began to generate taxable income in 2009 and not being able to record any tax benefits from TRS subsidiaries’ net operating loss carrybacks as was done in 2008. As a result of Ashford TRS losses in 2009 and prior years, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we continue to believe that it is more likely than not our gross deferred tax asset will not be realized, and therefore, have provided a valuation allowance to fully reserve the balance.
     (Loss) Income from Discontinued Operations. Loss from discontinued operations was $16.7 million for 2009 and income from discontinued operations was $54.1 million for 2008. Included in (loss) income from discontinued operations was a loss of $2.9 million from deconsolidation of the Hyatt Regency Dearborn hotel property for 2009, and gains on sales of $48.5 million for 2008. Operating results of discontinued operations also reflected interest and related debt expense of $1.5 million and $5.3 million for 2009 and 2008, respectively. In addition, unamortized loan costs of $1.8 million were written off in 2008 when the related debt was repaid upon the sale of the hotel properties collateralizing that debt. The 2008 result also reflects a $2.1 million write-off of loan premiums upon the sale of related hotel property.
     Loss (Income) from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During 2009 and 2008, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $765,000 and an income of $1.4 million, respectively. Noncontrolling interests in consolidated joints ventures represent ownership ranging from 11% to 25% of six hotel properties held by two joint ventures.
     Net Loss (Income) Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net loss allocated to the noncontrolling interests and distributions paid to these limited partners were $37.7 million for 2009. For 2008, income and distributions to the limited partners were $15.0 million 2008.

Comparison of Year Ended December 31, 2008 with Year Ended December 31, 2007
     Income from continuing operations includes the operating results of 60 hotel properties that we owned throughout the entire 2008 and 2007 (the “comparable hotels”). The following table illustrates the key performance indicators of the comparable hotels for the periods indicated:

	Year Ended
	December 31,
	2008	2007
Total hotel revenue (in thousands)	$547,531	$554,185
Room revenue (in thousands)	$422,447	$426,663
RevPAR (revenue per available room)	$98.81	$100.59
Occupancy	70.71%	73.80%
ADR (average daily rate)	$139.74	$136.29
     The 42 non-comparable hotels that are included in continuing operations contributed the following for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended
	December 31,
	2008	2007
Total hotel revenue	$562,866	$414,736
Room revenue	$408,582	$298,960
     Revenue. Total revenue for the year ended December 31, 2008 (“2008”) increased $155.2 million, or 15.8%, to $1.1 billion from $981.3 million for the year ended December 31, 2007 (“2007”). The increase was substantially due to the $148.1 million in incremental revenues attributable to the 42 non-comparable hotels, which is offset by a $6.7 million decrease in revenues from comparable hotels as a result of the economic downturn. Mezzanine loans originated and acquired in 2008 contributed a $16.7 million increase in interest income from notes receivable which was partially offset by decreased interest income from existing variable rate notes as a result of significantly lower LIBOR rates in 2008. Fees received from certain asset management consulting agreements we entered into in December 2007 also contributed $522,000 to the increase.
     Room revenues at comparable hotels for 2008 decreased $4.2 million, or 1.0%, compared to 2007, primarily due to a slight decrease in RevPAR from $100.59 to $98.81 driven by 3.09% decrease in occupancy principally as a result of the economic downturn and four hotel properties being under renovation. The effect of decreased occupancy is partially offset by a 2.5% increase in ADR. Excluding the four hotel properties under renovation, the remaining 56 comparable hotel properties’ RevPAR decreased from $101.12 in 2007 to $99.63 in 2008 driven by a 2.5% increase in ADR which effect was partially offset by a 2.86% decrease in occupancy. Due to the economic downturn, many hotels experienced lower occupancy rates; however, the lower occupancy was partially offset by moderate increases in ADR which is consistent with industry trends. Certain hotels benefited from increasing or garnering more favorable group room-night contracts, eliminating less favorable contracts, and charging higher rates on transient business. Although occupancy increased at several hotels, renovations at certain hotels reduced room availability, which offset these increases.
     Food and beverage revenues increased $24.8 million in 2008 compared to 2007 primarily due to a $28.2 million contribution from the 42 non-comparable hotels. This increase was partially offset by a decrease of $3.4 million at comparable hotels which was attributable to a decline in group bookings, corporate banquet and catered events.
     Rental income from operating leases represents rental income recognized on a straight-line basis associated with a hotel property acquired in April 2007, which is leased to a third-party tenant on a triple-net basis.
     Other hotel revenues for 2008 increased $9.6 million compared to 2007 due primarily to an $8.6 million increase attributable to the non-comparable hotels. Other revenues at comparable hotels reported a slight increase of $952,000.
     Interest income from notes receivable increased $13.0 million for 2008 compared to 2007. The increase was attributable to the acquisition and origination of new mezzanine loans during 2008 totaling $209.1 million in principal balance which accounted for $16.7 million (including an amortization of discounts on these notes of $8.5 million) of the increase. The increase was partially offset by the income from variable rate notes as a result of the decline in LIBOR rates during 2008. Weighted average yield of mezzanine loans for 2008 and 2007 were 15.4% and 12.9%, respectively.
     Asset management fees and other increased $679,000 during 2008. The increase was primarily related to a sourcing fee and servicing fee of $148,000 from PREI JV and a consulting fee of $522,000 from a consulting agreement we entered into in December 2007 in connection with an asset swap transaction.
     Hotel Operating Expenses. Hotel operating expenses increased $94.0 million, or 14.9%, for 2008 compared to 2007, primarily due to $97.0 million of expenses associated with the 42 non-comparable hotels. Hotel operating expenses at comparable hotels experienced a decrease of $3.0 million, or 0.8%, for 2008 compared to 2007. Management has instituted better cost controls to mitigate the effects of lower revenue.
     In December 2008, we executed aggressive cost saving measures at the property level that included payroll freezes, vendor contract renegotiation and adjustments to service levels.
     Property Taxes, Insurance and Other. Property taxes, insurance, and other increased $9.9 million, or 19.6%, for 2008 compared to 2007, due to $10.0 million of expenses associated with the non-comparable hotels. Property taxes, insurance, and other expense at comparable hotels experienced a slight decrease of $96,000 in 2008 compared to 2007. Property taxes increased $1.8 million for the comparable hotels due to assessed property values increasing significantly at certain hotels, which was completely offset by a decline of $1.9 million in insurance expense as new insurance policies were negotiated effective June 1, 2007.
     Depreciation and Amortization. Depreciation and amortization increased $28.7 million, or 21.2%, for 2008 compared to 2007. The increase was primarily associated with the non-comparable hotels which accounted for $14.6 million of the increase. During 2008, we finalized the allocation of the purchase price of the CNL Acquisition which resulted in adjustments to asset values and the reclassification of certain assets into asset groups that have longer useful lives. In addition, a $14.1 million increase of depreciation was attributable to capital improvements made at several comparable hotels in 2008.
     Corporate General and Administrative. Corporate general and administrative expense increased to $28.7 million for 2008 compared to $27.0 million for 2007. These expenses included non-cash stock-based compensation expense of $6.8 million and $6.2 million for 2008 and 2007, respectively. Excluding the non-cash stock-based compensation, these expenses increased $1.1 million in 2008 compared to 2007 primarily due to the increase in headcount and audit and legal expenses and as a result of the CNL Acquisition. These increases were partially offset by a $220,000 credit recorded for the deferred compensation expense as the accrued liability under the deferred compensation declined due to the decrease in the value of the related investments.
     In December 2008, we implemented a cost saving plan at the corporate level which included reductions in overhead from staff layoffs, salary freezes, and reduced benefits and fees along with other cost saving measures.
     Equity Loss in Unconsolidated Joint Venture. Equity loss in the PREI JV of $2.2 million represents our 25% of the interest in the operating results of the PREI JV. Interest earned on the mezzanine notes was $3.3 million which was offset by an impairment charge of $5.5 million. In October 2008, the borrower of the mezzanine note receivable of $21.5 million which matures in 2018 defaulted on debt service payments on both the first mortgage and our mezzanine loan. After an impairment test, we and our joint venture partner determined to provide a loss reserve for the entire amount of the loan balance.
     Interest Income. Interest income decreased $1.1 million for 2008 compared to 2007 primarily due to the significant decline in short-term interest rates which was partially offset by an increase in average cash balances.
     Other Income. Other income of $10.2 million represents the interest income of $10.4 million on the non-hedge interest rate swap, cap and floor that we entered into since March 2008 which was partially offset by a loss of $199,000 recorded for the change in cash surrender value related to an insurance contract for our deferred compensation plan.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $20.1 million to $154.6 million for 2008 from $134.5 million for 2007. The increase was primarily attributable to higher average debt balance in 2008 as a result of the CNL acquisition in April 2007 as the related borrowings on the acquisition were not outstanding for the entire 2007 period. This increase was partially offset by the decreased interest costs related to our variable rate debt as a result of lower LIBOR rates during 2008.
     Write-off of Loan Cost and Exit Fees. During 2008, we wrote off unamortized loan costs of $424,000 on the $127.2 million loan that was refinanced with a $160.0 million new loan and incurred $802,000 of prepayment penalties on other loans. During 2007, we repaid the balance and terminated two credit facilities with total borrowing capacity of $250 million. We also paid off our then outstanding loans totaling $505.1 million. In connection with these terminations and pay-offs, we wrote-off unamortized loan costs of $3.6 million and incurred prepayment penalties of $559,000 of which $193,000 was allocated to continuing operations.
     Unrealized Gains (Losses) on Derivatives. In 2008, we entered into various interest rate swap, floor and cap transactions that were not designated as hedges. As a result, the changes in market value of these derivatives are included in earnings. During 2008, we recorded unrealized gains of $79.7 million on these derivatives as a result of the LIBOR future curve used in determining the fair values turning significantly downward during the fourth quarter as a result of the global economic downturn. Unrealized losses were $44,000 and $211,000 for 2008 and 2007, respectively, on other interest rate caps that were designated as cash flow hedges. See Note 11 of Notes to Consolidated Financial Statements included in Item 8.
     Income Tax Expense. Income tax expense was $657,000 and $3.8 million for 2008 and 2007, respectively. The 2008 tax expense consisted primarily of certain state taxes assessed on partnership subsidiaries and the Texas margin tax. Income tax for 2007 consists primarily of the expense associated with fully reserving our deferred tax asset at December 31, 2007. As a result of Ashford TRS losses in 2008 and prior years, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our gross deferred tax asset will not be realized, and therefore, have provided a valuation allowance to fully reserve against the balance.
     Income from Discontinued Operations. Included in income from discontinued operations were gains of $48.5 million and $35.1 million from hotel sales for 2008 and 2007, respectively. Operating results of discontinued operations also reflected interest and related debt expense of $5.3 million and $21.4 million for 2008 and 2007, respectively. In addition, unamortized loan costs of $1.8 million and $4.8 million in 2008 and 2007, respectively, were written off when the related debt was repaid upon the sale of the hotel properties collateralizing that debt. The 2008 result also reflects a $2.1 million write-off of loan premiums upon the sale of related hotel property.
     Loss (Income) from Consolidated Joint Ventures Attributable to Noncontrolling Interests. Noncontrolling interests in consolidated joint ventures represent the joint venture partners who have ownerships of 11% to 25% in six hotel properties owned and operated by our consolidated joint ventures. We acquired these joint ventures in connection with the CNL Acquisition in April 2007. During 2008 and 2007, the noncontrolling interest partners were allocated income from consolidated joint ventures of $1.4 million and $2.3 million, respectively.
     Net (Loss) Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership which is an allocation of net income available to common stockholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus dividends paid to these limited partners’ Class B unit holdings. Net income allocated plus distributions made to these limited partners were $15.0 million and $4.0 million for 2008 and 2007, respectively, including income from discontinued operations allocated to these limited partners of $5.1 million and $3.1 million for 2008 and 2007, respectively.
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
OFF-BALANCE SHEET ARRANGEMENTS
     During 2009, we did not maintain any off-balance sheet arrangements and do not currently anticipate any such arrangements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2009 (in thousands):

	Payments Due by Period
	< 1 Year	2-3 Years	4-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$630,868	$313,328	$181,800	$1,646,400	$2,772,396
Capital lease obligations	46	37	—	—	83
Operating lease obligations	5,543	9,893	8,456	219,437	243,329
Estimated interest obligations (1)	138,399	239,574	224,806	180,393	783,172

Total contractual obligations	$774,856	$562,832	$415,062	$2,046,230	$3,798,980

Contractual obligations including extension options(2):
Long-term debt obligations	$260,267	$623,130	$242,599	$1,646,400	$2,772,396
Capital lease obligations	46	37	—	—	83
Operating lease obligations	5,543	9,893	8,456	219,437	243,329
Estimated interest obligations (1)	138,619	253,223	227,843	180,393	800,078

Total contractual obligations	$404,475	$886,283	$478,898	$2,046,230	$3,815,886

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate at December 31, 2009.

(2)	Extensions exclude options subject to debt service coverage tests.
     In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2011 through 2029. See Note 12 of Notes to Consolidated Financial Statements included in Item 8.
CRITICAL ACCOUNTING POLICIES
     Our accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in Item 8. We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
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
     Income Taxes — At December 31, 2009, we had a valuation allowance of approximately $73.6 million which fully offsets our gross deferred tax asset. As a result of Ashford TRS losses in 2009, 2008 and 2007, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our gross deferred tax asset will not be realized, and therefore, have provided a valuation allowance to fully reserve the balance. At December 31, 2008, we also recorded a deferred tax liability for the difference in the final purchase price allocation for financial reporting purposes and tax basis for a real estate asset owned in one of our consolidated joint ventures. In addition, at December 31, 2009, Ashford TRS has net operating loss carryforwards for federal income tax purposes of approximately $103.2 million, which are available to offset future taxable income, if any, through 2029. The analysis utilized in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance effective January 1, 2007. The accounting guidance prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. The accounting guidance also requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the related tax position must be measured to determine the amount of provision or benefit, if any, to recognize in the financial statements. The accounting guidance applies to all tax positions related to income taxes subject to other authoritative accounting guidance related to accounting for income taxes but does not apply to tax positions related to accounting guidance related to accounting for contingencies. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2006 through 2009 remain subject to potential examination by certain federal and state taxing authorities. A federal income tax examination of one of our TRS subsidiaries is currently in process. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition. As we determined no material unrecognized tax benefits or liabilities exist, the adoption of the new authoritative accounting guidance effective January 1, 2007, did not impact our financial condition or results of operations. We classify interest and penalties related to underpayment of income taxes as income tax expense.
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
     Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. During 2009, we recorded impairment charges of $59.3 million on one hotel property. The impairment charge of $10.9 million for the deconsolidated Hyatt Regency Dearborn hotel property is included in the operating results of discontinued operations. See the detailed discussion in Notes 4 and 16 of Notes to Consolidated Financial Statements included in Item 8.
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
     Assets Held For Sale and Discontinued Operations — We classify assets as held for sale when management has obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property when it becomes subject to the control of a government, court, administrator or regulator and we effectively lose control of the property/subsidiary. When deconsolidating a property/subsidiary, we recognize a gain or loss in net income measured as the difference between the fair value of any consideration received and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.
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
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. During 2009, we recorded a valuation allowance of $148.7 million for our mezzanine loan portfolio. See Notes 5 and 16 of Notes to Consolidated Financial Statements included in Item 8.
     Investment in Unconsolidated Joint Venture — Investment in a joint venture in which we have a 25% ownership is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income. The equity accounting method is employed due to the fact that we do not have control or power to direct the activities of the joint venture, nor do we have the obligation to absorb the loss of the joint venture or the rights to the joint venture’s residual returns. We review the investment in our unconsolidated joint venture for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. The investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint venture.
     Derivative Financial Instruments and Hedges — We primarily use interest rate derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate swaps involve the exchange of fixed-rate payments for variable-rate payments (or vice versa) over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For interest rate floors, we pay our counterparty interest when the variable interest rate index is below the strike rate. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike Y, the sold floor offsets the purchased floor. The interest rate corridor involves purchasing an interest rate cap at strike rate X and selling an interest rate cap with a higher strike rate Y. The purchaser of the corridor is paid when the underlying interest rate index resets above the strike rate X during the term of the corridor. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the strike rate Y. There is no additional liability to us other than the purchase price associated with the flooridor and corridor.
     We account for the interest rate derivatives at fair value in accordance with the applicable authoritative accounting guidance. All derivatives are recorded on the balance sheets at their fair values and reported as “Interest rate derivatives.” For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated other comprehensive income (loss)” (OCI) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For derivatives that are not designated as cash flow hedges, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
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
     In June 2009, the FASB issued authoritative accounting guidance to redefine the characteristics of the primary beneficiary to be identified when an enterprise performs an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (VIE). This accounting guidance is effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed and ongoing reassessments of whether it is the primary beneficiary of a VIE. It also amends certain previous guidance for determining whether an entity is a VIE and eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. Upon adoption as of January 1, 2010, we will re-assess our interests in VIEs on an ongoing basis in accordance with this accounting guidance to determine that entities are properly reflected in our financial statements as investments or consolidated entities. As of January 1, 2010, we adopted this new guidance and the adoption of the new guidance does not have a material effect on our financial condition and results of operations.

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

	Year Ended December 31,
	2009	2008	2007
Net (loss) income	$(288,660)	$145,671	$36,438
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	765	(1,444)	(2,320)
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership.	37,653	(15,033)	(3,958)

Net (loss) income attributable to the Company	(250,242)	129,194	30,160
Depreciation and amortization	153,907	172,262	166,161
Interest expense and amortization of loan costs	145,171	157,274	154,338
Income tax expense (benefit)	1,565	1,093	5,599
Net (loss) income attributable to redeemable noncontrolling interests in operating partnership	(37,653)	15,033	3,958
Interest income	(289)	(2,020)	(3,064)

EBITDA (1)	$12,459	$472,836	$357,152

(1)	EBITDA is not adjusted for income received from interest rate derivatives because the related derivatives are not designated as hedges under SFAS 133 and therefore, this income is reported as other income instead of a reduction of interest expense in accordance with GAAP.
     The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items attributable to noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

     The following table reconciles net income to FFO (in thousands) (unaudited):

	Year Ended December 31,
	2009	2008	2007
Net (loss) income	$(288,660)	$145,671	$36,438
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	765	(1,444)	(2,320)
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	37,653	(15,033)	(3,958)
Preferred dividends	(19,322)	(26,642)	(23,990)

Net (loss) income available to common stockholders	(269,564)	102,552	6,170
Depreciation and amortization on real estate	153,621	171,791	165,757
Loss (gain) on sale of properties/note receivable	511	(48,514)	(28,204)
Gain on insurance settlement	(1,329)	—	—
Net (loss) income attributable to redeemable noncontrolling interests in operating partnership	(37,653)	15,033	3,958

FFO	$(154,414)	$240,862	$147,681

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments, our derivatives portfolio and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
     At December 31, 2009, our $2.8 billion debt portfolio included $917.2 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2009 would be approximately $2.3 million per year.
     Periodically, we purchase derivatives to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps, caps and floors as part of our cash flow hedging strategy. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. The changes in the fair market values of these transactions are recorded in earnings. Based on the LIBOR rates in effect on December 31, 2009, the interest rate derivatives we entered into since 2008 would result in an income of approximately $60.6 million for 2010. Due to the interest rate cap and floor on these derivatives, a 25-basis point change to the LIBOR rates would not change the amount of the projected income on these derivatives.
     At December 31, 2009, our $55.7 million notes receivable included $25.7 million of variable-rate notes in accruing status. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate notes at December 31, 2009 would be $64,000 annually.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2009, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc.
     We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also include the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Ashford Hospitality Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 1, 2010

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2009	2008
Assets
Investments in hotel properties, net	$3,383,759	$3,568,215
Cash and cash equivalents	165,168	241,597
Restricted cash	77,566	69,806
Accounts receivable, net of allowance of $492 and $598, respectively	31,503	41,110
Inventories	2,975	3,341
Notes receivable, net of allowance of $148,679 at December 31, 2009	55,655	212,815
Investment in unconsolidated joint venture	20,736	19,122
Deferred costs, net	20,960	24,211
Prepaid expenses	13,234	12,903
Interest rate derivatives	94,645	88,603
Other assets	3,471	6,766
Intangible asset, net	2,988	3,077
Due from third-party hotel managers	41,838	48,116

Total assets	$3,914,498	$4,339,682

Liabilities and Equity
Liabilities:
Indebtedness	$2,772,396	$2,790,364
Capital leases payable	83	207
Accounts payable and accrued expenses	91,387	93,476
Dividends payable	5,566	6,285
Unfavorable management contract liabilities	18,504	20,950
Due to affiliates	1,009	2,378
Due to third-party hotel managers	1,563	3,855
Other liabilities	7,932	8,124

Total liabilities	2,898,440	2,925,639

Commitments and contingencies (Note 12)
Series B-1 cumulative convertible redeemable preferred stock, $0.01 par value, 7,447,865 shares issued and outstanding	75,000	75,000
Redeemable noncontrolling interests in operating partnership	85,167	107,469

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A cumulative preferred stock, 1,487,900 shares and 2,185,500 shares issued and outstanding at December 31, 2009 and 2008, respectively	15	22
Series D cumulative preferred stock, 5,666,797 shares and 6,394,347 shares issued and outstanding at December 31, 2009 and 2008, respectively	57	64
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,748,859 shares issued; 57,596,878 shares and 86,555,149 shares outstanding at December 31, 2009 and 2008, respectively	1,227	1,227
Additional paid-in capital	1,436,009	1,450,146
Accumulated other comprehensive loss	(897)	(860)
Accumulated deficit	(412,011)	(124,782)
Treasury stock, at cost, 65,151,981 and 36,193,710 shares at December 31, 2009 and 2008, respectively	(186,424)	(113,598)

Total stockholders’ equity of the Company	837,976	1,212,219
Noncontrolling interests in consolidated joint ventures	17,915	19,355

Total equity	855,891	1,231,574

Total liabilities and equity	$3,914,498	$4,339,682

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue
Rooms	$678,278	$831,029	$725,623
Food and beverage	175,351	221,826	197,001
Rental income from operating leases	5,650	6,218	4,548
Other	45,714	51,324	41,749

Total hotel revenue	904,993	1,110,397	968,921
Interest income from notes receivable	10,876	24,050	11,005
Asset management fees and other	726	2,013	1,334

Total revenue	916,595	1,136,460	981,260

Expenses
Hotel operating expenses:
Rooms	158,647	181,957	160,453
Food and beverage	125,343	156,540	138,376
Other expenses	295,262	341,500	293,389
Management fees	36,431	44,518	38,316

Total hotel expenses	615,683	724,515	630,534
Property taxes, insurance and other	61,113	60,739	50,799
Depreciation and amortization	155,458	164,055	135,329
Impairment charges	208,007	—	—
Gain on insurance settlement	(1,329)	—	—
Corporate general and administrative	29,951	28,702	26,953

Total expenses	1,068,883	978,011	843,615

Operating (loss) income	(152,288)	158,449	137,645
Equity earnings (loss) in unconsolidated joint venture	2,486	(2,205)	—
Interest income	297	2,062	3,176
Other income	56,556	10,153	—
Interest expense and amortization of loan costs	(145,550)	(154,582)	(134,514)
Write-off of premiums, loan costs and exit fees	(181)	(1,226)	(3,850)
Unrealized (loss) gain on derivatives	(31,782)	79,620	(211)

(Loss) income from continuing operations before income taxes	(270,462)	92,271	2,246
Income tax expense	(1,521)	(657)	(3,835)

(Loss) income from continuing operations	(271,983)	91,614	(1,589)
(Loss) income from discontinued operations	(16,677)	54,057	38,027

Net (loss) income	(288,660)	145,671	36,438
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	765	(1,444)	(2,320)
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	37,653	(15,033)	(3,958)

Net (loss) income attributable to the Company	(250,242)	129,194	30,160
Preferred dividends	(19,322)	(26,642)	(23,990)

Net (loss) income available to common stockholders	$(269,564)	$102,552	$6,170

(Loss) income per share — basic and diluted:
(Loss) income from continuing operations attributable to common stockholders	$(3.72)	$0.47	$(0.26)
(Loss) income from discontinued operations attributable to common stockholders	(0.21)	0.44	0.31

Net (loss) income attributable to common stockholders	$(3.93)	$0.91	$0.05

Weighted average common shares outstanding — basic and diluted	68,597	111,295	105,787

Dividends declared per common share	$—	$0.63	$0.84

Amounts attributable to common stockholders:
(Loss) income from continuing operations, net of tax	$(235,655)	$80,199	$(2,797)
(Loss) income from discontinued operations, net of tax	(14,587)	48,995	32,957
Preferred dividends	(19,322)	(26,642)	(23,990)

Net (loss) income attributable to common stockholders	$(269,564)	$102,552	$6,170

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Net (loss) income	$(288,660)	$145,671	$36,438

Other comprehensive loss, net of tax:
Change in unrealized loss on derivatives	(235)	(952)	(151)
Reclassification to interest expense	206	58	(144)
Foreign currency translation adjustments	—	(126)	69

Total other comprehensive loss	(29)	(1,020)	(226)

Total comprehensive (loss) income	(288,689)	144,651	36,212
Less: Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	749	(1,226)	(2,320)
Less: Comprehensive loss (income) attributable to redeemable noncontrolling interests in operating partnership	37,661	(15,033)	(3,958)

Comprehensive (loss) income attributable to the Company	$(250,279)	$128,392	$29,934

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

																Redeemable
											Accumulated			Noncontrolling		Noncontrolling
	Preferred Stock								Additional		Other			Interests in		Interests in
	Series A		Series C		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated		Operating
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Income/(Loss)	Shares	Amounts	Joint Ventures	Total	Partnership
Balance at January 1, 2007	2,300	$23	—	$—	—	$—	72,943	$729	$708,420	$(67,574)	$111	—	$—	$—	$641,709	$109,864
Issuance of shares in follow-on public offering	—	—	—	—	—	—	48,875	489	547,760	—	—	—	—	—	548,249	—
Issuance of Series C preferred stock	—	—	8,000	80	—	—	—	—	193,239	—	—	—	—	—	193,319	—
Redemption of Series C preferred stock	—	—	(8,000)	(80)	—	—	—	—	(195,620)	—	—	—	—	—	(195,700)	—
Issuance of Series D preferred stock	—	—	—	—	8,000	80	—	—	193,759	—	—	—	—	—	193,839	—
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(2,427)	(18,919)	—	(18,919)	—
Issuance of restricted shares under stock-based compensation	—	—	—	—	—	—	817	8	(268)	—	—	37	453	—	193	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,032	—	—	—	—	—	6,032	—
Forfeiture of restricted shares	—	—	—	—	—	—	(35)	—	—	—	—	—	—	—	—	—
Issuance of common shares upon conversion of operating partnership units	—	—	—	—	—	—	166	2	1,750	—	—	—	—	—	1,752	(1,767)
Noncontrolling interests in consolidated joint ventures assumed in acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	103,486	103,486	—
Assets swap related to consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	—	(73,617)	(73,617)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,153)	(13,153)	(11,024)
Net income	—	—	—	—	—	—	—	—	—	30,160	—	—	—	2,320	32,480	3,958
Dividends declared — Common shares	—	—	—	—	—	—	—	—	—	(92,260)	—	—	—	—	(92,260)	—
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	—	—	(4,916)	—	—	—	—	(4,916)	—
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(6,256)	—	—	—	—	(6,256)	—
Dividends declared — Preferred C shares	—	—	—	—	—	—	—	—	845	(5,166)	—	—	—	—	(4,321)	—
Dividends declared — Preferred D shares	—	—	—	—	—	—	—	—	—	(7,652)	—	—	—	—	(7,652)	—
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(151)	—	—	—	(151)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	(144)	—	—	—	(144)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	69	—	—	—	69	—

Balance at December 31, 2007	2,300	23	—	—	8,000	80	122,766	1,228	1,455,917	(153,664)	(115)	(2,390)	(18,466)	19,036	1,304,039	101,031
Purchases of preferred stock	(115)	(1)	—	—	(1,606)	(16)	—	—	(9,872)	—	—	—	—	—	(9,889)	—
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(34,028)	(96,951)	—	(96,951)	—
Issuance of restricted shares under stock-based compensation	—	—	—	—	—	—	—	—	(1,651)	—	—	214	1,742	—	91	—
Issuance of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	53
Stock/unit-based compensation expense	—	—	—	—	—	—	—	—	5,761	—	—	—	—	—	5,761	981
Forfeiture of restricted shares	—	—	—	—	—	—	(17)	(1)	1	—	—	—	—	—	—	—
Issuance of common shares upon conversion of operating partnership units	—	—	—	—	—	—	—	—	(10)	—	—	10	77	—	67	(67)
Adjustments to noncontrolling interest balances assumed at acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	395	395	—
Payments from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	52	52	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,354)	(1,354)	(9,562)
Net income	—	—	—	—	—	—	—	—	—	129,194	—	—	—	1,444	130,638	15,033
Dividends declared	—	—	—	—	—	—	—	—	—	(73,670)	—	—	—	—	(73,670)	—
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	—	—	(4,855)	—	—	—	—	(4,855)	—
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(5,735)	—	—	—	—	(5,735)	—
Dividends declared — Preferred D shares	—	—	—	—	—	—	—	—	—	(16,052)	—	—	—	—	(16,052)	—
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(734)	—	—	(218)	(952)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	58	—	—	—	58	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(126)	—	—	—	(126)	—
Adjustment resulting from sale of property	—	—	—	—	—	—	—	—	—	—	57	—	—	—	57	—

Balance at December 31, 2008	2,185	22	—	—	6,394	64	122,749	1,227	1,450,146	(124,782)	(860)	(36,194)	(113,598)	19,355	1,231,574	107,469
Purchases of preferred stock	(697)	(7)	—	—	(727)	(7)	—	—	(10,642)	—	—	—	—	—	(10,656)	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(30,058)	(81,329)	—	(81,329)	—
Issuance of restricted shares under stock-based compensation	—	—	—	—	—	—	—	—	(8,426)	—	—	1,100	8,503	—	77	—
Stock/unit-based compensation	—	—	—	—	—	—	—	—	3,977	—	—	—	—	—	3,977	983
Payments from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	281	281	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(972)	(972)	(2,827)
Net loss	—	—	—	—	—	—	—	—	—	(250,242)	—	—	—	(765)	(251,007)	(37,653)
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	—	—	(3,180)	—	—	—	—	(3,180)	—
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(4,171)	—	—	—	—	(4,171)	—
Dividends declared — Preferred D shares	—	—	—	—	—	—	—	—	—	(11,971)	—	—	—	—	(11,971)	—
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(202)	—	—	—	(202)	(33)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	165	—	—	16	181	25
Redemption of operating units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(381)
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	954	—	—	—	—	—	954	—
Adjustment to reflect redemption value of operating units	—	—	—	—	—	—	—	—	—	(17,665)	—	—	—	—	(17,665)	17,584

Balance at December 31, 2009	1,488	$15	—	$—	5,667	$57	122,749	$1,227	$1,436,009	$(412,011)	$(897)	(65,152)	$(186,424)	$17,915	$855,891	$85,167

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net (loss) income	$(288,660)	$145,671		$36,438
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization	157,107	174,365		168,586
Impairment charges	218,877	—		—
Equity (earnings) loss in unconsolidated joint venture	(2,486)	2,205		—
Distributions of earnings from unconsolidated joint venture	873	1,800		—
Income from derivatives	(52,282)	(10,352)		—
(Gain) loss on sale of properties/notes receivable, net	511	(48,514)		(35,071)
Gain on insurance settlement	(1,329)	—		—
Amortization of loan costs, write-off of loan costs, premiums and exit fees, net	7,881	7,650		15,885
Amortization discounts and deferred costs and income on notes receivable, net	(3,129)	(9,051)		25
Unrealized loss (gain) on derivatives	31,782	(79,620)		211
Stock/unit-based compensation	5,037	6,834		6,225
Changes in operating assets and liabilities —
Restricted cash	(7,806)	(16,934)		(29,773)
Accounts receivable and inventories	(4,677)	13,607		9,950
Prepaid expenses and other assets	1,084	6,570		(2,210)
Accounts payable and accrued expenses	1,784	(39,327)		31,432
Due to/from related parties	(1,369)	(337)		(663)
Due to/from third-party hotel managers	4,280	(6,378)		(31,759)
Other liabilities	(1,864)	(3,194)		(13,549)

Net cash provided by operating activities	65,614	144,995		155,727

Cash Flows from Investing Activities
Acquisitions/originations of notes receivable	—	(138,039)		(21,500)
Proceeds from sale/payments of notes receivable	13,355	23,165		30,083
Investment in unconsolidated joint venture	—	(17,877)		—
Disposition/acquisitions of hotel properties	(3,494)	—		(2,059,155)
Improvements and additions to hotel properties	(69,176)	(127,293)		(127,271)
Net proceeds from sale of assets/properties	858	428,499		304,943
Proceeds from property insurance	13,703	—		—

Net cash (used in) provided by investing activities	(44,754)	168,455		(1,872,900)

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	208,800	833,400		1,986,037
Repayments of indebtedness and capital leases	(196,772)	(741,634)		(832,090)
Penalties paid on early extinguishment of indebtedness	—	—		(2,390)
Payments of loan costs	(5,903)	(7,845)		(11,785)
Payments of dividends	(22,867)	(138,620)		(111,375)
Purchases of treasury stock	(81,327)	(96,920)		(18,919)
Purchase of preferred stock	(10,656)	(9,889)		—
Payments for derivatives	(38,058)	(9,914)		—
Cash income from derivatives	50,928	8,599		—
Proceeds from follow-on public offerings	—	—		548,249
Proceeds from issuance of Series C preferred stock	—	—		193,319
Proceeds from issuance of Series D preferred stock	—	—		193,839
Redemption of Series C preferred stock	—	—		(195,700)
Distributions to joint venture partners	(972)	(1,354)		(13,153)
Redemption of operating partnership units and other	(462)	53		—

Net cash (used in) provided by financing activities	(97,289)	(164,124)		1,736,032

Net change in cash and cash equivalents	(76,429)	149,326		18,859
Effect of foreign currency exchange rate on cash	—	—		69
Cash and cash equivalents at beginning of year	241,597	92,271		73,343

Cash and cash equivalents at end of year	$165,168	$241,597		$92,271

Supplemental Cash Flow Information
Interest paid	$137,252	$160,255		$138,266
Income taxes paid	$651	$276		$701
Supplemental Disclosure of Investing and Financing Activities
Assets transferred to receivership	$36,177	$—		$—
Liabilities transferred to receivership	$33,290	$—		$—
Note receivable contributed to unconsolidated joint venture	$—	$5,230	$
Hotel properties and capital leases acquired	$—	$—		$2,529,214
Debt and capital leases assumed in acquisition	$—	$—		$455,320
Net other liabilities acquired (net of other assets acquired and cash received)	$—	$—		$14,739
Non-cash dividends on Series C preferred stock	$—	$—		$845
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007
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
     As of December 31, 2009, we owned 96 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represents 22,483 total rooms, or 22,141 net rooms excluding those attributable to joint venture partners. All of these hotel properties are located in the United States. As of December 31, 2009, we also wholly owned $55.7 million of mezzanine or first-mortgage loan receivable. In addition, at December 31, 2009, we had a 25% ownership in $80.9 million of mezzanine loans held in a joint venture.
     For federal income tax purposes, we elected to be treated as a real estate investment trust (“REIT”), which imposes limitations related to operating hotels. As of December 31, 2009, all 102 of our hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of December 31, 2009, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In conjunction with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and the asset swap, 42 and 43 of these hotels were included in our hotel property portfolio at December 31, 2009 and 2008, respectively.
     Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of December 31, 2009, Remington Lodging managed 46 of our 102 hotel properties, while third-party management companies managed the remaining 56 hotel properties.
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
     Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects 12 weeks of operations for each of the first three quarters of the year and 16 weeks for the fourth quarter of the year. For 2008, Marriott-managed hotels reflected 17 weeks of operations for the fourth quarter. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2009, 2008 and 2007 ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

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
     Cash and Cash Equivalents — Cash and cash equivalents represent cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.
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
     Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. During 2009, we recorded impairment charges of $70.2 million on two hotel properties. See the detailed discussion in Notes 4 and 16.
     Notes Receivable — We provide mezzanine and first-mortgage financing in the form of notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges.
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
     Impairment of Notes Receivable — We review notes receivables for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts recorded as assets on the balance sheet. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. During 2009, we recorded a valuation allowance of $148.7 million for our mezzanine loan portfolio. See Notes 5 and 16.
     Investment in Unconsolidated Joint Venture — Investment in a joint venture in which we have a 25% ownership is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income. The equity accounting method is employed due to the fact that we do not control the joint venture and are not the primary beneficiary of the joint venture pursuant to the applicable authoritative accounting guidance. We review the investment in our unconsolidated joint venture for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. The investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint venture. See Note 6.
     Assets Held for Sale and Discontinued Operations — We classify assets as held for sale when management has obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property when it becomes subject to the control of a government, court, administrator or regulator and we effectively lose control of the property/subsidiary. When deconsolidating a property/subsidiary, we recognize a gain or loss in net income measured as the difference between the fair value of any consideration received and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.
     Deferred Costs, net — Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements.
     Intangible Asset, net — Intangible asset represents the market value related to a lease agreement obtained in connection with the CNL acquisition that was below the market rate at the date of acquisition and is amortized over the remaining term of the lease.
     Due to/from Affiliates — Due to/from affiliates represents current receivables and payables resulting from transactions related to hotel management and project management with affiliated entities. Due from affiliates results primarily from advances of shared costs incurred. Due to affiliates results primarily from hotel management and project management fees incurred. Both due to and due from affiliates are generally settled within a period not exceeding one year.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to/from Third-Party Hotel Managers — Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, capital improvements, insurance, real estate taxes, and other items.
     Unfavorable Management Contract Liabilities — Certain management agreements assumed in the acquisition of a hotel in 2006 and the CNL acquisition in 2007 have terms that are more favorable to the respective managers than typical market management agreements at the acquisition dates. As a result, we recorded unfavorable contract liabilities related to those management agreements totaling $23.4 million based on the present value of expected cash outflows over the initial terms of the related agreements. The unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, our analysis involves considerable management judgment and assumptions.
     Noncontrolling Interests — The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common stockholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus distributions paid to these limited partners’ Class B unit holdings. The redeemable noncontrolling interests in our operating partnership is classified in the mezzanine section of the balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because the redemption feature requires the delivery of cash or registered shares. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value.
     The noncontrolling interests in consolidated joint ventures represent ownership ranging from 11% to 25% of six hotel properties held by three joint ventures, and are reported in equity in the consolidated balance sheets.
     Net income/loss attributable to redeemable noncontrolling interests in the operating partnership and income/loss from consolidated joint ventures attributable to noncontrolling interests in our consolidated joint ventures are reported as deductions/additions from/to net income/loss. Comprehensive income/loss attributable to these noncontrolling interests is reported as reductions/additions from/to comprehensive income/loss.
     Guarantees — Upon acquisition of the 51-hotel CNL portfolio on April 11, 2007, we assumed certain guarantees, which represent funds provided by third-party hotel managers to guarantee minimum returns for certain hotel properties. As we are obligated to repay such amounts through increased incentive management fees through cash reimbursements, such guarantees are recorded as other liabilities. As of December 31, 2009 and 2008, these liabilities totaled $344,000.
     Revenue Recognition — Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, and space rentals, are recognized when services have been rendered. Rental income represents income from leasing hotel properties to third-party tenants on triple-net operating leases. Base rent on the triple-net lease is recognized on a straight-line basis over the lease terms and variable rent is recognized when earned. Interest income, representing interest on the mezzanine and first mortgage loan portfolio (including accretion of discounts on certain loans using the effective interest method), is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Asset management fees are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. For the hotel leased to a third party, we report deposits into our escrow accounts for capital expenditure reserves as income.
     Other Expenses — Other expenses include telephone charges, guest laundry, valet parking, and hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
     Advertising Costs — Advertising costs are charged to expense as incurred. For the years ended December 31, 2009, 2008 and 2007, we incurred advertising costs of $3.4 million, $5.1 million and $3.6 million, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising costs related to continuing operations are included in “Other expenses” in the accompanying consolidated statement of operations.
     Stock/Unit-Based Compensation — Stock/unit-based compensation is accounted for at the fair value based on the market price of the shares at the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares.
     Depreciation and Amortization — Owned hotel properties are depreciated over the estimated useful life of the assets and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 15 to 39 years for buildings and improvements and three to five years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
     Income Taxes — As a REIT, we generally will not be subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with authoritative accounting guidance we account for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance effective January 1, 2007, to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken in a tax return. The accounting guidance requires that a determination be made as to whether it is “more likely than not” that a tax position taken, based on its technical merits, will be sustained upon examination, including resolution of any appeals and litigation processes. If the more-likely-than-not threshold is met, the related tax position must be measured to determine the amount of provision or benefit, if any, to recognize in the financial statements. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years 2006 through 2009 remain subject to potential examination by certain federal and state taxing authorities. A federal income tax examination of one of our TRS subsidiaries is currently in process. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition. As we determined no material unrecognized tax benefits or liabilities exist, the adoption of this accounting guidance did not impact our financial condition or results of operations. We classify interest and penalties related to underpayment of income taxes as income tax expense.
     Derivative Instruments and Hedging — We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate swaps involve the exchange of fixed-rate payments for variable-rate payments over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For interest rate floors, we pay our counterparty interest when the variable interest rate index is below the strike rate. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike Y, the sold floor offsets the purchased floor. The interest rate corridor involves purchasing of an interest rate cap at one strike rate X and selling an interest rate cap with a higher strike rate Y. The purchaser of the corridor is paid when the underlying interest rate index resets above the strike rate X during the term of the corridor. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the strike rate Y. There is no liability to us other than the purchase price associated with the flooridor and corridor.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     All derivatives are recorded on the consolidated balance sheets at fair value in accordance with the applicable authoritative accounting guidance and reported as “Interest rate derivatives.” Accrued interest on the nonhedge-designated derivatives is included in “Accounts receivable, net” on the consolidated balance sheets. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated other comprehensive income (loss)” (OCI) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For derivatives that are not designated as cash flow hedges, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
     Income (Loss) Per Share — Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share under the two-class method.
     Reclassifications — Certain amounts in the consolidated financial statements as of December 31, 2008 and for the years ended December 31, 2008 and 2007 have been reclassified to conform to the presentation format adopted in 2009 as a result of the adoption of the authoritative accounting guidance related to noncontrolling interests and reclassification related to discontinued operations. In addition, certain 2008 and 2007 amounts in the consolidated statements of cash flows have been reported in separate lines to conform to the current year presentation. These reclassifications have no effect on the results of operations or financial position previously reported.
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
     In June 2009, the FASB issued an accounting standards update effective for financial statements issued for interim and annual periods ending after September 15, 2009. At the effective date, the accounting standards codification issued by the FASB has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of these authoritative accounting rules did not change our accounting practices.
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
     In June 2009, the FASB issued authoritative accounting guidance to redefine the characteristics of the primary beneficiary to be identified when an enterprise performs an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (VIE). This accounting guidance is effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed and ongoing reassessments of whether it is the primary beneficiary of a VIE. It also amends certain previous guidance for determining whether an entity is a VIE and eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. As of January 1, 2010, we adopted this new guidance and the adoption of the new guidance does not have a material effect on our financial condition and results of operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Summary of Significant Transactions in 2009 and Major Developments
     Material Impairments — In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million principal balance mezzanine loan receivable secured by 681 hotels with initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. This mezzanine loan was originally purchased for $98.4 million. At the time of ESH’s bankruptcy filing, a discount of $11.4 million had been amortized to increase the carrying value of the note to $109.4 million. We anticipate that ESH, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note. Additional valuation allowances totaling $39.3 million were recorded on four other mezzanine loans in 2009. See Notes 5 and 16.
     Beginning in June 2009, we elected to cease making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property. Due to the effect of market conditions in the region, the operating cash flows from the hotel property were not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We did not cure the notice of default and intended to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we recorded an impairment charge of $10.9 million during the quarter ended June 30, 2009, to write down the carrying amount of the hotel property to its estimated fair value. Effective December 3, 2009, a receiver appointed by the State of Michigan circuit court completed taking possession and full control of the hotel property. As a result, the hotel property was deconsolidated from our consolidated financial statements and a loss of $2.9 million was recognized at deconsolidation. See Notes 4, 7 and 16.
     Applying a similar cash flow analysis to the Westin O’Hare hotel property, we anticipated that the operating cash flows from the underlying hotel property would be inadequate to cover the related debt service payments for the foreseeable future. Based on this analysis, beginning in December 2009, we stopped making payments on the note payable of $101.0 million secured by the Westin O’Hare hotel property under the terms of a Forbearance Agreement entered into with the lender which grants us a grace period through March 5, 2010. As a result, we recorded an impairment charge of $59.3 million in the fourth quarter of 2009, to write down the carrying amount of the hotel property to its estimated fair value. We are currently working with the lender for a deed-in-lieu of foreclosure during the lender extended grace period. We expect that if the deed-in-lieu of foreclosure successfully closes, the property is deeded back to the lender and we are legally released from our obligations in the future, a gain of approximately $53 million will be recognized for financial statement purposes. There should be no cash proceeds associated with such a gain. See Notes 4 and 16.
     Sale and Settlement of Notes Receivable — In November 2009, we completed the sale of the $11.0 million mezzanine loan receivable secured by the Westin Westminster hotel property that was defeased by the original borrower. We negotiated for the release of the portfolio of government agency securities serving as the defeased loan collateral, and sold the actual securities via an auction for $13.6 million. We received net proceeds of $13.3 million and recorded a gain of $2.4 million. In addition, in February 2010, we received repayment of $20.0 million and a $4.0 million note for the settlement of the $23.0 million mezzanine loan receivable secured by the Ritz-Carlton hotel property in Key Biscayne, Florida. The carrying amount of this loan was $33.7 million before the impairment charge of $10.7 million recorded in the quarter ended September 30, 2009. See Notes 5 and 26.
     Interest Rate Derivative Transactions — In March 2009, we entered into a one-year flooridor with a financial institution for the period commencing December 14, 2009 and ending December 13, 2010 for a notional amount of $3.6 billion. The $3.6 billion flooridor establishes a floor rate of 0.75%. Under the new flooridor, the counterparty will pay us interest on the notional amount when LIBOR rates are below the original floor of 1.25% up to a maximum of 50 basis points on the notional amount. The cost of this flooridor was $8.5 million.
     On July 1, 2009, we purchased two one-year term flooridors, each with a notional amount of $1.8 billion. Under the first flooridor, the counterparty pays us interest on the notional amount for the period commencing December 14, 2009 and ending December 13, 2010 when LIBOR rates are below 1.75% up to a maximum of 50 basis points on the notional amount. Under the second flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 13, 2010 and ending December 13, 2011 when LIBOR rates are below 2.75% up to a maximum of 225 basis points on the notional amount. The cost of this flooridor was $22.3 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In October 2009, we entered into another three-month flooridor transaction for the period commencing October 1, 2009 and ending December 31, 2009 for a notional amount of $2.7 billion. Under the flooridor, the counterparty paid us interest on the notional amount as LIBOR rates remained below the floor of 2%, up to a maximum of 100 basis points. The cost of this flooridor was $6.9 million which was offset by the income received from this flooridor.
     For the year ended December 31, 2009, we recognized income of $52.3 million on our interest rate derivatives. In addition, we recognized a $31.8 million unrealized loss for changes in fair values of our interest rate derivatives.
     In addition, during 2009, we entered into eight interest rate caps with total notional amounts of $506.2 million to cap the interest rates on our mortgage loans with an aggregate principal amount of $506.2 million (aggregate principal balance at December 31, 2009 was $503.7 million) with strike rates between 4% and 6%. The total price for these hedges was $383,000. These interest rate caps were designated as cash flow hedges.
     In December 2009, we also entered into an interest rate corridor, which was designated as a cash flow hedge, with a notional amount of $130.0 million to effectively lower the existing interest rate cap on one of our floating rate mortgage loans for the period between December 2009 and May 2010. Under the corridor, the counterparty will pay us interest on the notional amount when LIBOR rates are above 4.6% up to a maximum of 140 basis points during the term of the corridor. The cost of this corridor was $13,000.
     We have no further liability under the flooridors and the corridor to the counterparties.
     Repurchases of Common and Preferred Shares and Prepayment of Outstanding Debt Obligations — In the fourth quarter of 2007, the Board of Directors authorized a $50 million common stock repurchase program, which was increased by $75 million in September 2008, and the program was subsequently amended to include both common and preferred stock. In January 2009, the Board of Directors authorized an additional $200.0 million for the repurchase plan and expanded the plan to include not only common and preferred stock but prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. In February 2010, the Board of Directors expanded the repurchase program further to also include the potential repurchase of units of our operating partnership. During 2009, we purchased 30.1 million shares of our common stock at an average price of $2.71 per share, 697,600 shares of the Series A preferred stock at an average price of $7.65 per share and 727,550 shares of the Series D preferred stock at an average price $7.31 per share for a total price of $92.0 million, including $690,000 of commissions paid to brokers.
     Debt Financing and Refinancing — In February 2009, we refinanced a $47.4 million principal balance mortgage loan (excluding a premium of $1.4 million) secured by a hotel property in Arlington, Virginia, with a $60.8 million mortgage loan at an interest rate of LIBOR plus 4% for three years with two one-year extension options. In addition, in March 2009, we obtained a $7.0 million mortgage loan on a previously unencumbered hotel property in Jacksonville, Florida. The new loan matures in April 2034 and bears an interest rate at the greater of 6% or prime plus 1%.
     In June 2009, we modified the original maturity of the $55.0 million mortgage loan secured by the JW Marriott hotel property from September 2010 to March 2011 and paid down the outstanding principal balance by $2.5 million. The modified mortgage has an interest rate at LIBOR plus 3.75% with a LIBOR floor rate of 2.5%.
     In November 2009, we refinanced two mortgage loans secured by seven hotel properties with two new loans secured by five hotel properties. The loans that were refinanced had principal balances of $75.0 million and $65.0 million and maturity dates in March 2010 and April 2011, respectively. The new loans consist of a senior loan with a principal amount of $100.0 million and a junior loan with a principal amount of $45.0 million ($41.0 million was advanced at closing) with a blended interest rate of 12.26%, and each matures in December 2015. The refinance unencumbered two hotel properties previously collateralizing the refinanced mortgage loans.
     In December 2009, we refinanced a $19.7 million mortgage loan collateralized by a hotel property in Tucson, Arizona, maturing in June 2011, with a new loan having the same principal balance and bearing interest rate at the greater of 5.5% or LIBOR plus 3.5% for a term of five years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Investment in Hotel Properties
     In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In conjunction with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007, two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and the asset swap, 42 and 43 of these hotels were included in our hotel property portfolio at December 31, 2009 and 2008, respectively.
     Investment in hotel properties consisted of the following (in thousands):

	December 31,
	2009	2008
Land	$520,180	$531,336
Buildings and improvements	3,002,249	3,065,744
Furniture, fixtures and equipment	394,246	359,397
Construction in progress	10,984	11,121

Total cost	3,927,659	3,967,598
Accumulated depreciation	(543,900)	(399,383)

Investment in hotel properties, net	$3,383,759	$3,568,215

     For the years ended December 31, 2009, 2008 and 2007, we recognized depreciation expense, including depreciation of assets under capital leases, of $157.1 million, $173.6 million and $167.9 million, respectively.
     The authoritative accounting guidance requires non-financial assets be measured at fair value when events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. An asset is considered impaired if the carrying value of the hotel property exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the hotel property exceeds its estimated fair value. Our investments in hotel properties are reviewed for impairment at each reporting period, taking into account the latest operating cash flows and market conditions and their impact on future projections. Management uses considerable subjective and complex judgments in determining the assumptions used to estimate the fair value and undiscounted cash flows, and believes these are assumptions that would be consistent with the assumptions of market participants. Based on our analysis, the hotel properties’ estimated future undiscounted cash flows were in excess of the properties’ carrying values. As a result, no impairment other than the impairment charges discussed in the following paragraphs was identified.
     Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property were not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We did not cure the notice of default and intended to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we wrote down the hotel property to its estimated fair value and recorded an impairment charge of $10.9 million. In determining the fair value of the property, we obtained a market analysis based on eight recent hotel sales in the Midwest region provided by a third party. Those sales ranged from a low of $33,000 per key to a high of $125,000 per key. We evaluated the analysis and determined that the note payable balance on the Dearborn hotel property of $29.1 million, or $38,000 per key, was within the price range and approximated the fair value of the hotel property. Effective December 3, 2009, a receiver appointed by the State of Michigan circuit court completed taking possession and full control of the hotel property and is authorized to sell the property to settle the indebtedness. As a result, the hotel property and related debt were deconsolidated and a loss of $2.9 million was recognized at deconsolidation and is included in “Loss (income) from discontinued operations” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Beginning in December 2009, we elected to cease making payments on the note payable of $101.0 million secured by the Westin O’Hare hotel property as the operating cash flows from the hotel property are inadequate to cover the debt service payments. We are currently working with the lender for a deed-in-lieu of foreclosure. As a result, we recorded an impairment charge of $59.3 million to write down the hotel property to its estimated fair value of $50.0 million. The fair value was determined based on market analyses performed by third parties. Those analyses employed the discounted cash flow method using forecasted cash flows, including the estimated residual value, discounted at rates that were based on the market yields of the similar hotel class and similar hotel sales. The forecasted cash flows also considered the hotel property’s declining market shares, the decline in advanced bookings, and the sharp RevPAR decline in Chicago O’Hare submarket in the next 12 months. It also projected an improved market starting in 2011 and assumed a market recovery leading to an increase in RevPAR of over 70% of the projected holding period.
     In accordance with applicable accounting guidance, the inputs used in determining the fair values are categorized into three levels: level 1 inputs are inputs obtained from quoted prices in active markets for identical assets, level 2 inputs are significant other inputs that are observable for the assets either directly or indirectly, and level 3 inputs are unobservable inputs for the asset and reflect our own assumptions about the assumptions that market participants would use in pricing the asset.
     The following table presents our hotel properties measured at fair value aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at December 31, 2009 and related impairment charges recorded during 2009 (in thousands):

							Impairment
	Level 1	Level 2	Level 3		Total		Charge
Hyatt Regency Dearborn	$—	$—	$—	(1)	$—	(1)	$10,871	(1)
Westin O’Hare	—	—	50,000		50,000		59,328

Total	$—	$—	$50,000		$50,000		$70,199

(1)	The impairment charge was taken in the quarter ended June 30, 2009, based on the hotel property’s estimated fair value of $29.1 million. This hotel property was placed in receivership effective December 3, 2009 and deconsolidated. The impairment charge is included in “Loss (income) from discontinued operations” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Notes Receivable

Notes receivable consisted of the following (in thousands):

	December 31,
	2009	2008
Mezzanine loan secured by various mortgage-backed securities sponsored by government agencies, matures September 2011, at an interest rate of 14% (12% pay rate with deferred interest through the first two years), with interest-only payments through maturity.	$—	$11,000
First mortgage loan secured by one hotel property, matured October 2008, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity (the balance before valuation allowance was $18,200)	—	18,200
Mezzanine loan secured by 105 hotel properties, matures April 2010, with a one-year extension options at an interest rate of LIBOR plus 5%, with interest-only payments through maturity.	25,688	25,694
Mezzanine loan secured by one hotel property, matured September 2009, with two one-year extension options, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity (the balance before valuation allowance was $7,000)	—	7,000
Mezzanine loan secured by one hotel property, matured July 2009, with two one-year extension options, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity (the balance before valuation allowance was $4,000)	—	4,000
Mezzanine loan secured by one hotel property, matures January 2011, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity.	7,056	7,056
Mezzanine loan with principal balance of $38.0 million secured by one hotel property, matures June 2017, at an interest rate of 9.66%, with interest-only payments through maturity (the balance before valuation allowance was $33,684)	22,955	33,445
Mezzanine loan with principal balance of $164.0 million secured by 681 extended-stay hotel properties, matured June 2009, with three one-year extension options, at an interest rate of LIBOR plus 2.5%, with interest-only payments through maturity (the balance before valuation allowance was $109,272)	—	106,376

Gross notes receivable	55,699	212,771
Deferred loan cost (income), net	(44)	44

Net notes receivable	$55,655	$212,815

Weighted average effective interest rate	2.4%	16.5%

     In general, our notes receivable have extension options, prohibit prepayment through a certain period, and require decreasing prepayment penalties through maturities.
     In November 2009, we completed the sale of the $11.0 million mezzanine loan receivable secured by the Westin Westminster hotel property that was defeased by the original borrower. We negotiated for the release of the portfolio of government agency securities serving as the defeased loan collateral, and sold the actual securities via an auction for $13.6 million. We received net proceeds of $13.3 million and recorded a gain of $2.4 million which is included in “Other income” in the consolidated statements of operations.
     Notes receivable in our portfolio are evaluated for collectability for each reporting period. The process of evaluating the collectability involves significant judgment. Therefore, there is at least a reasonable possibility that a change in our estimates regarding collectability will occur in the future. Valuation allowance recorded for loans impaired according to our analysis is included in “Impairment charges” in the consolidated statements of operations.
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
     Interest payments since March of 2009 have not been made on the $7.1 million junior participation note receivable maturing January 2011 secured by a hotel property in La Jolla, California. In accordance with our accounting policy, we discontinued recording interest and recording amortization of fee income on this note beginning in March of 2009. We put the borrower in default for failure to make the payments as well as other reasons. The first mortgage holder also put the borrower in default. We are in discussions with the borrower and the first mortgage holder with regard to potential workout solutions. No valuation allowance was recorded on this note due to the facts that (i) we obtained personal guaranties from the principals of the borrower; (ii) the borrower has reached a tentative agreement for the restructuring of the senior loan and the mezzanine loan held by us and the restructuring agreement involved the investment of new capital into the borrower; and (iii) the restructuring agreement specifically does not contemplate any reduction in the principal amount of the mezzanine loan held by us.
     Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by a hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. In accordance with our accounting policy, we discontinued recording interest on this note beginning in October 2008. During the quarter ended June 30, 2009, we were made aware that full recovery of the cost from insurance may not occur as certain necessary expenditures of approximately $8.6 million may not be covered by the insurance proceeds. As a result, we recorded a valuation allowance of $9.1 million to reflect our concerns regarding the collectability of our investment. Since June 30, 2009, more information became available indicating that additional uninsured and deferred costs could potentially exceed our loan principal and further delays in the foreclosure process and eventual reopening. As a result of these factors along with the fact that we relinquished our controlling holder status under the participation agreement, we recorded an additional valuation allowance of $9.1 million for the remaining carrying amount of the note during the quarter ended September 30, 2009.
     The borrower of the $4.0 million junior participation loan collateralized by the Sheraton hotel property in Dallas, TX due in July 2009 has been in default since May 11, 2009. Based on a most recent appraisal, which utilized level 3 inputs in the fair value hierarchy of the property from a third party, it is unlikely that we will be able to recover our full investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable during the quarter ended September 30, 2009.
     In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million principal balance mezzanine loan receivable secured by 681 hotels with initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. This mezzanine loan was originally purchased for $98.4 million. At the time of ESH’s bankruptcy filing, a discount of $11.4 million had been amortized to increase the carrying value of the note to $109.4 million. We anticipate that ESH, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note.
     We evaluated impairment for the $7.0 million loan collateralized by the Le Meridien hotel property in Dallas, Texas. The property is no longer in a position to service its debt payments in the absence of a cash infusion from the borrower. It is likely that we will be unable to recover the full value of our investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable during the quarter ended June 30, 2009.
     Due to the fact that the Ritz-Carlton hotel property in Key Biscayne, Florida collateralizing the $38.0 million principal amount loan is not generating sufficient cash flow for debt service, we have entered into definitive

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
agreements, subject to servicer consent, with the borrower and a third party investor. Under the agreements, the third party investor has put up equity to execute either a discounted payoff or a direct purchase of our loan for consideration of $20.0 million in cash and a $4.0 million note. Based on the net present value of the future cash flows of the definitive agreements, we recorded a valuation allowance of $10.1 million (net of $593,000 interest received subsequent to the impairment occurred) in 2009. See Notes 16 and 26.
     The average recorded investment in the impaired loans at December 31, 2009 and the related interest income recognized for 2009 are as follows (in thousands):

Average investment in impaired loans	$95,943

Interest income recognized on impaired loans	$8,003

Interest income recognized on impaired loans using cash-basis	$—

6. Investment in Unconsolidated Joint Venture
     We have 25% ownership in the PREI JV which invests in mezzanine loans. Our investment in the PREI JV consisted of the following (in thousands):

	December 31,
	2009	2008
25% of a mezzanine loan acquired at a discounted price (principal balance of $21,000), secured by 29 hotel properties, matures August 2010 with two one-year extension options, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	$20,221	$18,759
25% of a mezzanine loan at par value secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	5,461	5,461
Valuation allowance for loan losses	(5,461)	(5,461)
Other, net	106	160
Distributions	(2,673)	(1,800)
Equity income before discounts amortization of $2,661 and $1,252 for 2009 and 2008; and impairment charge of $5,461 for 2008	3,082	2,003

Total	$20,736	$19,122

     Beginning in October 2008, the borrower of the mezzanine note receivable of $21.5 million maturing 2018 defaulted on the debt service payments on both the first mortgage and its mezzanine loan. After an impairment test, we and our joint venture partner determined to provide a loss reserve for the entire amount of the loan balance of $21.5 million and related deferred loan costs. The valuation allowance of $5.5 million reflects our 25% share of the impairment charge taken by the PREI JV.
     At December 31, 2009, the mezzanine loan secured by the 29-hotel portfolio was in technical default due to the fact that one of the properties collateralizing the loan was in default with the senior lender. No default has been called at the mezzanine debt level. The hotel portfolio is currently generating adequate cash flow to cover all debt service and there is not enough information at this time for us and our joint venture partner to take a position to provide a reserve against this loan.
7. Assets Held for Sale and Discontinued Operations
     Effective December 3, 2009, a receiver appointed by the State of Michigan circuit court completed taking possession and full control of the Hyatt Dearborn hotel property and is authorized to sell the property to settle the indebtedness. As a result, the hotel property and related debt were deconsolidated and the hotel property’s operating results through the date the receiver took possession were reclassified to discontinued operations. For 2008 and 2007, discontinued operations include 10 and 34 hotel properties, respectively, that were sold or classified as held for sale.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the operating results of the assets held for sale and assets sold or disposed ($ in thousands):

	Year Ended December 31,
	2009	2008	2007
Results of operations:
Operating revenues	$23,267	$117,335	$275,329
Operating expenses	22,953	96,089	211,150

Operating income	314	21,246	64,179
Depreciation and amortization	(1,649)	(10,310)	(33,257)
Impairment charge	(10,871)	—	—
(Loss) gain on disposal/sales of properties	(2,887)	48,514	35,071
Interest expense and amortization of loan costs	(1,540)	(5,280)	(21,388)
Write-off of loan costs, premiums and exit fees	—	323	(4,814)

(Loss) income from discontinued operations before income taxes	(16,633)	54,493	39,791
Income tax expense	(44)	(436)	(1,764)

(Loss) income from discontinued operations	(16,677)	54,057	38,027
Income from discontinued operations attributable to noncontrolling interests in consolidated joint ventures	—	—	(1,997)
Loss (income) from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	2,090	(5,062)	(3,073)

(Loss) income from discontinued operations attributable to the Company	$(14,587)	$48,995	$32,957

     At December 31, 2008, the Hyatt Dearborn hotel property had investment in hotel property of $41.2 million, cash, receivables and other assets of $7.1 million, indebtedness of $29.2 million and accounts payable and other liabilities of $6.6 million.
8. Deferred Costs
     Deferred costs consist of the following (in thousands):

	December 31,
	2009	2008
Deferred loan costs	$32,417	$33,318
Deferred franchise fees	4,044	4,066

Total costs	36,461	37,384
Accumulated amortization	(15,501)	(13,173)

Deferred costs, net	$20,960	$24,211

9. Intangible Asset
     Intangible asset consist of the following (in thousands):

	December 31,
	2009	2008
Costs	$3,233	$3,233
Accumulated amortization	(245)	(156)

Intangible assets, net	$2,988	$3,077

     Intangible asset represents a favorable market-rate lease which relates to the purchase price allocated to a hotel property in the CNL Portfolio and is being amortized over the remaining lease term that expires in 2043. In 2008, we finalized the allocation of the CNL Acquisition purchase price based on the final appraisal performed by a third-party appraiser and as a result, intangible asset related to advance booking of $10.7 million was reclassified to buildings.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     For the years ended December 31, 2009, 2008 and 2007, amortization expense related to intangibles was $89,000, $89,000 and $67,000, respectively. Estimated future amortization expense is $89,000 for each of the next five years.
10. Indebtedness
     Indebtedness and the carrying values of related collaterals were as follows (in thousands):

				December 31, 2009				December 31, 2008
						Book			Book
				Debt		Value of		Debt	Value of
Indebtedness	Collateral	Maturity	Interest Rate	Balance		Collateral		Balance	Collateral
Mortgage loan	1 hotel	March 2010(1)	5.60%		$—		$—	$29,396	$41,227
Mortgage loan	4 hotels	March 2010(2)	5.95%		—		—	75,000	219,146
Senior credit facility	Notes Receivable	April 2010(3)	LIBOR(4) + 2.75% to 3.5%(5)	250,000		55,655		250,000	212,815
Mortgage loan	10 hotels	May 2010(3)	LIBOR(4) + 1.65%	167,202		225,762		167,202	234,441
Mortgage loan	5 hotels	December 2010(6)	LIBOR (4) + 1.72%	203,400		241,080		203,400	248,249
Mortgage loan	1 hotel	January 2011	8.32%	5,816		8,426		5,966	8,613
Mortgage loan	1 hotel	March 2011(3)	LIBOR (4) (floor at 2.5%) + 3.75%	52,500		96,807		55,000	101,752
Mortgage loan	1 hotel	April 2011	5.47%	—		—		66,420	193,514
Mortgage loan	2 hotels	August 2011(3)	LIBOR (4) + 2.75%	156,600		268,865		159,000	264,673
Mortgage loan	1 hotel	March 2012(2)	LIBOR (4) + 4%	60,800		128,290		—	—
Mortgage loan	1 hotel	December 2014	Greater of 5.5% or LIBOR(4) + 3.5%	19,740		64,146		19,740	66,495
Mortgage loan	8 hotels	December 2014	5.75%	110,899		85,172		110,899	89,445
Mortgage loan	1 hotel	January 2015	7.78%	4,345		18,565		6,612	19,330
Mortgage loan	10 hotels	July 2015	5.22%	160,490		177,685		160,490	180,521
Mortgage loan	8 hotels	December 2015	5.70%	100,576		83,973		100,576	88,885
Mortgage loan	5 hotels	December 2015	12.26%	141,402		335,331		—	—
Mortgage loan	5 hotels	February 2016	5.53%	115,645		131,356		115,645	135,821
Mortgage loan	5 hotels	February 2016	5.53%	95,905		107,812		95,905	110,905
Mortgage loan	5 hotels	February 2016	5.53%	83,075		109,306		83,075	112,150
Mortgage loan	1 hotel	December 2016(7)	5.81%	101,000		49,978		101,000	114,479
Mortgage loan*	1 hotel	April 2017	5.91%	35,000		99,799	*	35,000	102,902	*
Mortgage loan	5 hotels	April 2017	5.95%	128,251		155,706		128,408	160,341
Mortgage loan	3 hotels	April 2017	5.95%	260,980		295,258		260,980	306,543
Mortgage loan	7 hotels	April 2017	5.95%	115,600		133,834		115,600	136,686
Mortgage loan	5 hotels	April 2017	5.95%	103,906		118,563		103,906	120,820
Mortgage loan	5 hotels	April 2017	5.95%	158,105		174,017		158,105	178,429
Mortgage loan	7 hotels	April 2017	5.95%	126,466		150,450		126,466	152,815
Mortgage loan	1 hotel	December 2017(8)	7.39%	—		—		48,790	132,742
TIF loan*	1 hotel	June 2018	12.85%	7,783		—	*	7,783	—	*
Mortgage loan	1 hotel	April 2034	Greater of 6% or Prime + 1%	6,910		17,967		—	—

Total indebtedness				$2,772,396		$3,333,803		$2,790,364	$3,733,739

(1)	The underlying property of this note was placed in a receivership in December 2009 and is deconsolidated. The receiver is in the process of foreclosure of the property.

(2)	These notes were refinanced in November 2009, with the $141.0 million note due December 2015.

(3)	Each of these loans has two one-year extension options remaining.

(4)	LIBOR rates were 0.23% and 0.44% at December 31, 2009 and 2008, respectively.

(5)	Based on the debt-to-asset ratio defined in the loan agreement, interest on this debt was at LIBOR + 3% as of December 31, 2009. Unused fee ranges from 0.125% to 0.20% per annum based on the unused amount. This senior credit facility is currently fully used.

(6)	This loan has a one-year extension options remaining.

(7)	This note is currently in the process of deed-in-lieu of foreclosure.

(8)	This note was refinanced in February 2009 with the $60.8 million note due March 2012, and the unamortized premium of $1.4 million was written off.

(*)	These two loans are collateralized by the same hotel property.
     In February 2009, we refinanced a $47.4 million principal balance mortgage loan (excluding a premium of $1.4 million) secured by a hotel property in Arlington, Virginia, with a $60.8 million mortgage loan at an interest rate of LIBOR plus 4% for three years with two one-year extension options. In addition, in March 2009, we obtained a $7.0 million mortgage loan on a previously unencumbered hotel property in Jacksonville, Florida. The new loan matures in April 2034 and bears an interest rate at the greater of 6% or prime plus 1%.
     In June 2009, we modified the original maturity of the $55.0 million mortgage loan secured by the JW Marriott hotel property from September 2010 to March 2011 and paid down the outstanding principal balance by $2.5 million. The modified mortgage has an interest rate at LIBOR plus 3.75% with a LIBOR floor rate of 2.5%.
     In November 2009, we refinanced two mortgage loans secured by seven hotel properties with two new loans secured by five hotel properties. The loans that were refinanced had principal balances of $75.0 million and $65.0 million and maturity dates in March 2010 and April 2011, respectively. The new loans consist of a senior loan with a principal amount of $100.0 million and a junior loan with a principal amount of $45.0 million ($41.0 million was

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
advanced at closing) with a blended interest rate of 12.26%, and each matures in December 2015. The refinance unencumbered two hotel properties previously collateralizing the refinanced mortgage loans.
     In December 2009, we refinanced a $19.7 million mortgage loan collateralized by a hotel property in Tucson, Arizona, maturing in June 2011, with a new loan having the same principal balance and bearing interest rate at the greater of 5.5% or LIBOR plus 3.5% for a term of five years. The new loan matures in December 2014.
     Beginning in June 2009, we elected to cease making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property were not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We did not cure the notice of default and intended to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. Effective December 3, 2009, a receiver appointed by the State of Michigan circuit court completed taking possession and full control of the hotel property and is authorized to sell the property to settle the indebtedness. As a result, the hotel property and related debt were deconsolidated.
     Applying a similar cash flow analysis to the Westin O’Hare hotel property, we anticipated that the operating cash flows from the underlying hotel property would be inadequate to cover the related debt service payments for the foreseeable future. Based on this analysis, beginning in December 2009, we stopped making payments on the note payable of $101.0 million secured by the Westin O’Hare hotel property under the terms of a Forbearance Agreement entered into with the lender which grants us a grace period through March 5, 2010. As a result, we recorded an impairment charge of $59.3 million in the fourth quarter of 2009, to write down the carrying amount of the hotel property to its estimated fair value. We are currently working with the lender for a deed-in-lieu of foreclosure during the lender extended grace period.
     During 2008, we refinanced our debt of $73.1 million maturing in 2008 secured by two hotel properties, with a new $53.4 million interest only loan bearing an interest rate of LIBOR plus 2.0%, maturing in 2011. With subsequent payoff upon the sale of one hotel property, the outstanding balance on this loan at December 31, 2008 was $19.7 million. This loan was subsequently refinanced in December 2009 as discussed in the preceding paragraph. We also refinanced our debt of $127.2 million maturing in 2009, a loan secured by interests in two hotel properties owned through a joint venture, with a new $160.0 million loan bearing an interest rate of LIBOR plus 2.75%, maturing 2011 with two one-year extension options. This loan had a balance of $159.0 million at December 31, 2008. In addition, we obtained a $55.0 million loan on a hotel property, bearing an interest rate of LIBOR plus 3.75%, maturing in 2010 with two one-year extensions. In connection with these financings, we were required by the lenders to enter into two interest rate cap agreements with notional amounts totaling $215.0 million to hedge the interest rate risk at a strike rate of 5.0% for two years. Additionally, we obtained a $65.0 million loan on another hotel property, bearing interest rate of LIBOR plus 2.5%, maturing in 2011 with two one-year extensions. Along with this financing, we entered into an interest rate cap with a notional amount of $52.0 million and a strike rate of 5.75% for three years. The $65.0 million loan was subsequently repaid and the $52.0 million interest rate cap was sold in connection with the sale of the hotel property securing this loan.
     In late December 2008, we negotiated an amendment to our $300 million credit facility. The main provision changes to the facility, which expires in 2012 after extensions, include (i) reducing the fixed charge coverage ratio, as defined, to 1.25x effective immediately until March 31, 2011 (the fixed charge coverage ratio was1.69x at December 31, 2009), at which time the ratio steps up to 1.35x; (ii) reducing the revolver commitment level from $300 million to $250 million; (iii) reducing the maximum leverage ratio, as defined, from 75% to 65% (the leverage ratio was 59.0% at December 31, 2009); (iv) adjusting the previous interest spread of 1.65% to 2.75% upward to a spread of 2.75% to 3.50%; and (v) suspending the dividend to the minimum REIT requirements through 2009. LIBOR rates at December 31, 2009 and 2008 were 0.23% and 0.44%, respectively. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Maturities of indebtedness as of December 31, 2009 for each of the five following years are as follows (in thousands):

		Maturity
	Initial	Including
	Maturity	Extensions
2010	$630,868	$260,266	(1)
2011	226,903	377,803	(1)
2012	86,425	245,327	(1)
2013	30,132	30,132
2014	151,668	212,468
Thereafter	1,646,400	1,646,400

Total	$2,772,396	$2,772,396

(1)	Excludes extension options subject to coverage tests.
     If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios at certain properties and overall, maintaining an overall minimum net worth, maintaining a maximum loan to value, and maintaining an overall minimum total assets.
11. Derivatives and Hedging Activities
     We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our debt to improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. We entered into these interest rate derivatives and believe that the counterparties’ nonperformance risk is limited. In March 2009, in order to take advantage of the declining LIBOR rates, we entered into a one-year “flooridor” with a financial institution for the period commencing December 14, 2009 and ending December 13, 2010 for a notional amount of $3.6 billion. The flooridor establishes a floor rate of 0.75%. Under this flooridor, the counterparty will pay us interest on the notional amount when LIBOR rates are below the original floor of 1.25% up to a maximum of 50 basis points on the notional amount. The upfront cost of this flooridor was $8.5 million. On July 1, 2009, we purchased two one-year term flooridors, each with a notional amount of $1.8 billion, for an upfront cost of $22.3 million. Under the first flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 14, 2009 and ending December 13, 2010 when LIBOR rates are below 1.75% up to a maximum of 50 basis points on the notional amount. Under the second flooridor, the counterparty will pay us interest on the notional amount for the period commencing December 13, 2010 and ending December 13, 2011 when LIBOR rates are below 2.75% up to a maximum of 225 basis points on the notional amount. In October 2009, we entered into another three-month flooridor transaction for the period commencing October 1, 2009 and ending December 31, 2009 for a notional amount of $2.7 billion. Under the flooridor, the counterparty paid us interest on the notional amount as LIBOR rates remained below the floor of 2%, up to a maximum of 100 basis points. The upfront cost of this flooridor was $6.9 million. We have no further liability under these flooridors to the counterparties. For the year ended December 31, 2009, we recognized income of $52.3 million on our interest rate derivatives. In addition, we recognized a $31.8 million unrealized loss for changes in fair values of our interest rate derivatives.
     In addition, during 2009, we entered into eight interest rate caps with total notional amounts of $506.2 million to cap the interest rates on our mortgage loans with an aggregate principal amount of $506.2 million (aggregate principal balance at December 31, 2009 was $503.7 million) with strike rates between 4% and 6%. The total price for these hedges was $383,000. These interest rate caps were designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In December 2009, we also entered into an interest rate corridor, which was designated as cash flow hedge, with a notional amount of $130.0 million to effectively lower the existing interest rate cap on one of our floating rate mortgage loans for the period between December 2009 and May 2010. Under the corridor, the counterparty will pay us interest on the notional amount when LIBOR rates are above 4.6% up to a maximum of 140 basis points during the term of the corridor. The cost of this corridor was $13,000.
     All derivatives are recorded at their fair values and reported net as “Interest rate derivatives” in the consolidated balance sheets in accordance with authoritative accounting guidance. For derivatives that are not designated as hedges, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated other comprehensive income (loss)” (OCI) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. During the next twelve months, we expect $650,000 of accumulated comprehensive loss will be reclassified to interest expense.
     We have a derivative agreement that incorporates the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At December 31, 2009, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives related to this agreement was an asset of $42.4 million.
     The fair value of our non-hedge designated interest rate derivatives and the effects of these derivatives on the consolidated statement of operations are as follows ($ in thousands):

											Interest Savings
								Gain or (Loss)			or (Cost)
				Fair Value				Recognized in Income			Recognized in Income
				Assets (Liabilities)				Year Ended			Year Ended
	Notional			December 31,				December 31,			December 31,
Derivative Type	Amount	Strike Rate	Maturity	2009		2008		2009		2008	2009		2008
Interest rate cap	$375,036	6.00%	2009	$—		$—		$—		$(4)	$—		$—
Interest rate cap	$35,000	6.25%	2009	—		—		—		(2)	—		—
Interest rate cap	$52,000	5.75%	Sold	—		—		—		3	—		—
Interest rate cap	$800,000	3.75%	2009	—		—		—		(1,775)	—		558
Interest rate cap	$1,000,000	3.75%	2011	248		758		(510)		(7,262)	—		698
Interest rate swap	$1,800,000	Pays LIBOR plus 2.639%, receives 5.84%	2013	69,462		99,206		(29,744)		95,014	51,722		9,096

Interest rate floor	$1,800,000	1.25%	2013	(17,972)		(17,167)		(805)		(9,047)	(16,098)		(47)
Interest rate flooridor	$1,800,000	1.25% – 0.75%	2009	—		5,718		(5,718)		2,738	8,408		47
Interest rate flooridor	$2,700,000	2.00% – 1.00%	2009	—		—		(6,873)		—	6,900		—
Interest rate flooridor	$3,600,000	1.25% – 0.75%	2010	14,801		—		6,351		—	900		—
Interest rate flooridor	$1,800,000	1.75% – 1.25%	2010	7,981		—		887		—	450		—
Interest rate flooridor	$1,800,000	2.75% – 0.50%	2011	19,882		—		4,637		—	—		—

Total				$94,402	(1)	$88,515	(1)	$(31,775	)(2)	$79,665 (2)	$52,282	(3)	$10,352	(3)

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our hedge-designated interest rate derivatives and the effects of these derivatives on the consolidated statement of operations are as follows ($ in thousands):

									Reclassified from		Gain (Loss)
							Income (Loss)		Accumulated OCI		Recognized
							Recognized in		Into Interest		in Income for
							OCI		Expense		Ineffective Portion
				Fair Value Asset			Year Ended		Year Ended		Year Ended
	Notional	Interest		December 31,			December 31,		December 31,		December 31,
Derivative Type	Amount	Rate	Maturity	2009	2008		2009	2008	2009	2008	2009		2008
Interest rate cap	$47,500	7.00%	2008	$—	$—		$—	$3	$—	$3	$—		$—
Interest rate cap	$212,000	6.25%	2009	—	—		126	55	126	55	—		(15)
Interest rate cap	$160,000	5.00%	2010	—	7		58	(337)	65	—	—		(9)
Interest rate cap	$160,000	5.00%	2011	85	78		9	(533)	—	—	(1)		(21)
Interest rate cap	$55,000	5.00%	2010	—	3		13	(82)	12	—	(4)		—
Interest rate cap	$55,000	5.00%	2011	6	—		(36)	—	—	—	(2)		—
Interest rate cap	$167,212	6.00%	2010	—	—		(26)	—	3	—	—		—
Interest rate cap	$60,800	5.00%	2010	105	—		(56)	—	—	—	—		—
Interest rate cap	$203,400	4.50%	2010	7	—		(54)	—	—	—	—		—
Interest rate cap	$19,740	4.00%	2012	40	—		(49)	—	—	—	—		—
Interest rate corridor	$130,000	4.6%-6.0%	2010	—	—		(13)	—	—	—	—		—

Total				$243	$88	(1)	$(28)	$(894)	$206	$58	$(7	) (2)	$(45	)(2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.

(2)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which measurements fall (in thousands):

	December 31, 2009			December 31, 2008
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets
Non-hedge derivatives:
Interest rate swap	$69,462	$—	$69,462	$99,206	$—	$99,206
Interest rate cap	248	—	248	759	—	759
Interest rate flooridor	42,664	—	42,664	5,718	—	5,718
Hedge derivatives:
Interest rate cap	243	—	243	—	—	—

Subtotal	112,617	—	112,617	105,683	—	105,683

Liabilities
Non-hedge derivatives:
Interest rate floor	—	(17,972)	(17,972)	—	(17,168)	(17,168)
Hedge derivatives:
Interest rate cap	—	—	—	—	88	88

Subtotal	—	(17,972)	(17,972)	—	(17,080)	(17,080)

Net	$112,617	$(17,972)	$94,645	$105,683	$(17,080)	$88,603

     The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Year Ended
	December 31,
	2009	2008
Balance at beginning of period	$(17,080)	$15
Purchases	—	1,069
Sales	—	(8,120)
Unrealized gain (loss) included in earnings	(804)	(9,092)
Unrealized loss included in other comprehensive income	—	(952)
Transferred out of Level 3	(88)	—

Balance at end of period	$(17,972)	$(17,080)

12. Commitments and Contingencies
     Restricted Cash – Under certain management and debt agreements existing at December 31, 2009, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt agreement, we escrow 4% to 6% of gross revenue for capital improvements.
     Franchise Fees – Under franchise agreements existing at December 31, 2009, we pay franchisor royalty fees between 2.5% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     For the years ended December 31, 2009, 2008, and 2007, we incurred franchise fees of $24.2 million, $28.7 million, and $27.9 million, respectively, which are included in indirect hotel operating expenses in the accompanying consolidated statements of operations.
     Management Fees – Under management agreements existing at December 31, 2009, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 8.5% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2011 through 2029, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
     Leases – We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2084, including six ground leases and one air lease related to its hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 2009, 2008 and 2007, our continuing operations recognized rent expense of $7.8 million, $8.2 million and $6.7 million, respectively, which included contingent rent of $1.7 million, $2.1 million and $886,000, respectively. Rent expense related to continuing operations is included in other expenses in the consolidated statements of operations. We also own equipment acquired under capital leases which is included in “Investment in hotel properties” in the accompanying consolidated balance sheets. These capital leases expire between 2010 and 2011, and have interest rates ranging between 4.4% and 10.5%.
     Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

	Operating	Capital
	Leases	Leases
2010	$5,543	$46
2011	5,187	37
2012	4,706	—
2013	4,276	—
2014	4,180	—
Thereafter	219,437	—

Total	$243,329	$83

     At December 31, 2009, we had capital commitments of $27.0 million relating to general capital improvements that are expected to be paid in the next 12 months.
     Employment Agreements – Our employment agreements with certain executive officers provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the Board of Directors. The employment agreements terminated on December 31, 2010, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.
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
     Taxes – If we dispose of the four remaining properties contributed in connection with our initial public offering in 2003 in exchange for units of operating partnership, we may be obligated to indemnify the contributors, including our Chairman and Chief Executive Officer whom have substantial ownership interests, against the tax consequences of the sale. In addition, we agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness of at least $16.0 million, which allows contributors of the Las Vegas hotel property to defer gain recognition in connection with their contribution.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Additionally, for certain periods of time, we are prohibited from selling or transferring the Marriott Crystal Gateway in Arlington, Virginia, if as a result, the entity from which we acquired the property would recognize gain for federal tax purposes.
     Further, in connection with our acquisition of certain properties on March 16, 2005 that were contributed in exchange for units of operating partnership, we agreed to certain tax indemnities with respect to ten of these properties. If we dispose of these properties or reduce debt on these properties in a transaction that results in a taxable gain to the contributors, we may be obligated to indemnify the contributors or their specified assignees against the tax consequences of the transaction.
     In general, tax indemnities equal the federal, state, and local income tax liabilities the contributor or their specified assignee incurs with respect to the gain allocated to the contributor. The contribution agreements’ terms generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of such tax indemnities.
     Potential Pension Liabilities – Certain employees at one of our hotel properties are unionized and covered by a multiemployer defined benefit pension plan. At acquisition of the hotel property in 2006, there were no unfunded pension liabilities. Although those workers are not our employees, the hotel manager of that hotel property may in the future de-unionize given their work rules. It is reasonably possible that we may incur additional cost for the unfunded pension liabilities should a de-unionizing occur. At December 31, 2009, the potential unfunded liabilities were not estimable, therefore, no potential liabilities have been accrued.
13. Series B-1 Preferred Stock
     At December 31, 2009 and 2008, we had 7.4 million outstanding shares of Series B-1 cumulative convertible redeemable preferred stock. Series B-1 preferred stock is convertible at any time, at the option of the holder, into our common stock by dividing the preferred stock carrying value by the conversion price then in effect, which is $10.07, subject to certain adjustments, as defined. Series B-1 preferred stock is redeemable for cash at our option at the liquidation preference, which is set at $10.07, after three years from June 17, 2005 (or two years if our weighted average common stock price for a period of 30 days is above $11.83 with over 7.5 million shares traded during that period). Series B-1 preferred stock is also redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur. Due to these redemption features that are not under our control, the preferred stock is classified outside of permanent equity. Series B-1 preferred stock holders are entitled to vote, on an as-converted basis voting as a single class together with common stock holders, on all matters to be voted on by our stockholders. Series B-1 preferred stock quarterly dividends are set at the greater of $0.14 per share or the prevailing common stock dividend rate. During 2009, 2008 and 2007, we declared dividends of $4.2 million, $5.7 million and $6.3 million, respectively, to holders of the Series B-1 preferred stock.
     The articles governing our Series B-1 preferred stock require us to maintain certain covenants. The impairment charges recorded during the quarter ended June 30, 2009 could have prevented us from satisfying one financial ratio. However, the holder of the Series B-1 preferred stock reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second, third and fourth quarters of 2009 as they impact the financial ratio calculations for the affected periods. At December 31, 2009, we are in compliance with all covenants required under the articles governing the Series B-1 preferred stock.
14. Redeemable Noncontrolling Interests
     Redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common stockholders based on the weighted average ownership percentage of the limited partners’ common unit holdings throughout the period plus distributions paid to these limited partners’ Class B unit holdings. In July 2006, we issued 3.8 million Class B units of the operating partnership in connection with a hotel property acquisition. Class B common units have a fixed dividend rate of 6.82% in years one to three and 7.2% thereafter, and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B units, all other outstanding units represent common units. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for either cash or one share of Ashford’s common stock at Ashford’s discretion, subject to contractual lock-up agreements that prevent holders of Class B common units from redeeming two-thirds of such units before 18 months and one-third of such units before two years from the issuance date of such units. Beginning ten years after issuance, each Class B unit may be converted into a common unit at either party’s discretion.
     During 2008, we issued 1,056,000 operating partnership units in the form of long term incentive partnership units (“LTIP units”) for $0.05 per unit to our executives. These LTIP units vest at specified rates between 2008 and 2012. Upon vesting, each LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at Ashford’s election, settled in Ashford’s common stock. These LTIP units had an aggregate value of $6.6 million at the date of grant which is being amortized over the vesting period. Compensation expense of $983,000 and $981,000 was recognized for 2009 and 2008 related to the LTIP units granted. The unamortized value of the LTIP units was $4.6 million at December 31, 2009 that will be amortized over a period of 2.7 years. During 2008, we declared cash distributions of $665,000, or $0.21 per unit per quarter for the first three quarters, related to the LTIP units. These distributions were recorded as a reduction of the minority interest in operating partnership. No distributions were declared for 2009.
     Redeemable noncontrolling interests in our operating partnership at December 31, 2009 and December 31, 2008 were $85.2 million and $107.5 million, which represented ownership of 19.9% and 14.3% in our operating partnership, respectively. The change in ownership percentage is the result of the decrease in outstanding common shares due to the share repurchase program authorized by our Board of Directors. The carrying value at December 31, 2009 included an adjustment of $17.6 million to reflect the excess of redemption value over the accumulated historical costs. Net loss attributable to these redeemable noncontrolling interests was $37.7 million for 2009 and net income of $15.0 million and $4.0 million was allocated for 2008 and 2007, respectively. A summary of the activity of the operating partnership units is as follow (in thousands):

	Year Ended December 31,
	2009	2008	2007
Units outstanding at beginning of year	14,393	13,347	13,512
Units issued	—	1,056	—
Units redeemed for cash of $464	(110)	—	—
Units converted to common shares	—	(10)	(165)

Units outstanding at end of year	14,283	14,393	13,347

Units convertible at end of year	13,227	13,337	13,347

15. Equity
     Common Stock – In follow-on public offerings, we issued common stock totaling 48.9 million shares for net proceeds of $548.2 million in 2007. The proceeds were used to pay down and pay off our then existing credit facility, to retire certain mortgage loans and to acquire certain hotel properties. At December 31, 2009 and 2008, there were 122.7 million shares of common stock issued, and 57.6 million and 86.6 million shares outstanding, respectively.
     Stock Repurchases – In November 2007, our Board of Directors authorized management to purchase up to a total of $50 million of our common shares from time to time on the open market. We completed substantially all of the $50 million repurchase in early September 2008. On September 5, 2008, the Board of Directors authorized the repurchase of an additional $75 million of our common stock that could be purchased under the same share repurchase program. The $75 million authorization was subsequently revised to include repurchases of both common and preferred stock. We completed the additional $75 million repurchase in December 2008. In January 2009, the Board of Directors approved an additional $200.0 million authorization under the same repurchase plan (excluding fees, commissions and all other ancillary expenses) and expanded the plan to include: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. In February 2010, the Board of Directors expanded the repurchase program further to include the potential repurchase of units of our operating partnership. During 2009, we purchased 30.1 million shares of our common stock, 697,600 shares of the Series A preferred stock and 727,550 shares of the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Series D preferred stock under the 2009 authorization for a total price of $92.0 million, including $690,000 of commissions paid to brokers. Total shares repurchased on the open market are summarized as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009			2008			2007
	Total	Aggregate	Average	Total	Aggregate	Average	Total	Aggregate	Average
	Number of	Purchase	Price Per	Number of	Purchase	Price Per	Number of	Purchase	Price Per
	Shares	Price	Share	Shares	Price	Share	Shares	Price	Share
Common Stock	30,058	$81,329	$2.71	34,023	$96,920	$2.85	2,366	$18,191	$7.69
Series A Preferred	697	$5,338	$7.65	115	$700	$6.12	—	—	—
Series D Preferred	727	$5,318	$7.31	1,606	$9,189	$5.72	—	—	—
     In addition, we acquired 374 shares and 5,687 shares of our common stock in 2009 and 2008, respectively, to satisfy employees’ federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan. Included in the 65.2 million shares of treasury stock at December 31, 2009, 295,000 shares were purchased under a deferred compensation plan that will be settled in our shares.
     Preferred Stock – In accordance with Ashford’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series A cumulative preferred stock, Series B-1 cumulative convertible redeemable preferred stock, and Series D cumulative preferred stock.
     Series A Preferred Stock. At December 31, 2009 and 2008, we had 1.5 million and 2.2 million outstanding shares of 8.55% Series A cumulative preferred stock, respectively. Series A preferred stock has no maturity date, and we are not required to redeem these shares at any time. Prior to September 22, 2009, Series A preferred stock was not redeemable, except in certain limited circumstances relating to the ownership limitation necessary to preserve our qualification as a REIT. However, on and after September 22, 2009, Series A preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, Series A preferred stock holders have no voting rights.
     Series C Preferred Stock. In April 2007, we issued 8.0 million shares of Series C cumulative redeemable preferred stock at $25 per share for net proceeds of $193.3 million. In July 2007, with proceeds received from the issuance of Series D preferred stock discussed below, we redeemed the Series C preferred stock. Series C preferred stock quarterly dividends were set at a rate of three-month LIBOR plus 2.5% through the first 18 months and three-month LIBOR plus a range of 4.25% to 8.0% depending on the net debt to total assets ratio thereafter.
     Series D Preferred Stock. In July 2007, we issued 8.0 million shares of 8.45% Series D cumulative preferred stock at $25 per share for net proceeds of $193.8 million. At December 31, 2009 and 2008, we had 5.7 million and 6.4 million outstanding shares of Series D preferred stock, respectively. Series D preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to July 18, 2012, Series D preferred stock is not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event the Series D stock ceases to be listed on an exchange and we cease to be subject to the reporting requirements of the Securities Exchange Act, at our option, as described in Ashford’s charter. However, on and after July 18, 2012, Series D preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.11 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general Series D preferred stock holders have no voting rights.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Dividends – A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Common stock related:
Common shares	$—	$73,670	$92,260

Preferred stocks:
Series A preferred stock	3,180	4,855	4,916
Series C preferred stock	—	—	5,166
Series D preferred stock	11,971	16,052	7,652

Total dividends declared	$15,151	$94,577	$109,994

     Noncontrolling Interests in Consolidated Joint Ventures – In connection with the CNL Acquisition and subsequent assets swap completed in 2007, noncontrolling joint venture partners have ownership ranging from 11% to 25% in six hotel properties with a total carrying value of $17.9 million and $19.4 million at December 31, 2009 and 2008, respectively, and are reported in equity in the consolidated balance sheets. Loss from consolidated joint ventures attributable to these noncontrolling interests was $765,000 for 2009, and income from consolidated joint ventures attributable to these noncontrolling interests was $1.4 million and $323,000 for 2008 and 2007, respectively.
16. Impairment Charges
     Investment in Hotel Properties – Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property were not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We did not cure the notice of default and intended to fully settle the debt via a deed-in-lieu of foreclosure or foreclosure of the hotel property. As a result, we wrote down the hotel property to its estimated fair value and recorded an impairment charge of $10.9 million in the quarter ended June 30, 2009. The impairment charge is included in the operating results of discontinued operations for 2009 as the hotel property is deconsolidated. In determining the fair value of the property, we obtained a market analysis based on eight recent hotel sales in the Midwest region provided by a third party. Those sales ranged from a low of $33,000 per key to a high of $125,000 per key. We evaluated the analysis and determined that the note payable balance on the Dearborn hotel property of $29.1 million, or $38,000 per key, was within the price range and approximated the fair value of the hotel property.
     Beginning in December 2009, we elected to cease making payments on the note payable of $101.0 million secured by the Westin O’Hare hotel property as the operating cash flows from the hotel property are inadequate to cover the debt service payments. We are currently working with the lender for a deed-in-lieu of foreclosure. As a result, we recorded an impairment charge of $59.3 million to write down the hotel property to its estimated fair value of $50.0 million. The fair value was determined based on market analyses performed by third parties. Those analyses employed the discounted cash flow method using forecasted cash flows, including the estimated residual value, discounted at rates that were based on the market yields of the similar hotel class and similar hotel sales. The forecasted cash flows also considered the hotel property’s declining market shares, the decline in advanced bookings, and the sharp RevPAR decline in Chicago O’Hare submarket in the next 12 months. It also projected an improved market starting in 2011 and assumed a market recovery leading to an increase in RevPAR of over 70% of the projected holding periods.
     Notes Receivable – Principal and interest payments have not been made since October 2008 on the $18.2 million junior participation note receivable secured by a hotel property in Nevis, West Indies. The underlying hotel property suffered significant damage by Hurricane Omar in 2008. In accordance with our accounting policy, we discontinued recording interest on this note beginning in October 2008. During the quarter ended June 30, 2009, we were made aware that insurance recoveries for the damages from the hurricane were not adequate to fully fund the repairs of the property and further delays in the reopening of the property were likely. As a result, we recorded a valuation allowance of $9.1 million to reflect our concerns regarding the collectability of our investment. Since June 30, 2009, more information became available indicating that additional uninsured and deferred costs could potentially exceed our loan principal and further delay the foreclosure process and eventual reopening. As a result of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
these factors along with the fact that pursuant to a settlement with a more senior participant, we relinquished our controlling holder status under the participation agreement, we recorded an additional valuation allowance of $9.1 million in the quarter ended September 30, 2009, for the remaining carrying amount of the note.
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
          In June 2009, Extended Stay Hotels, LLC, the issuer of our $164 million principal balance mezzanine loan receivable secured by 681 hotels with initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. This mezzanine loan was originally purchased for $98.4 million. At the time of ESH’s bankruptcy filing, a discount of $11.4 million had been amortized to increase the carrying value of the note to $109.4 million. We anticipate that ESH, through its bankruptcy filing, may attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note.
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
     Due to the fact that the Ritz-Carlton hotel property in Key Biscayne, Florida collateralizing the $38.0 million principal amount loan is not generating sufficient cash flow for debt service, we have entered into definitive agreements, subject to servicer consent, with the borrower and a third party investor. Under the agreements, the third party investor, subject to certain conditions, has committed to funding equity to execute either a discounted payoff or a direct purchase of our loan for consideration of $20.0 million in cash and a $4.0 million note. In evaluating possible impairment on this loan, consideration was given to different scenarios including (i) the agreed-upon transaction is closed without material changes; (ii) the agreed-upon transaction fails to close, the borrower defaults and the remedies are unfavorable to us; and (iii) the agreed-upon transaction fails to close but borrower protects its investment and the loan would be paid-in-full at its maturity. We concluded that the transaction is most likely to close under the first scenario and recorded a valuation allowance of $10.7 million in the quarter ended September 30, 2009 based on the net present value of the future cash flows under the definitive agreements. During the fourth quarter of 2009, interest payments of $593,000 received on this note was recorded as an adjustment to the loss provision.
     We have three mezzanine loans (including the loan held in a joint venture which we have a 25% ownership) that remain unimpaired based on the following facts: (i) two of the three loans are current; (ii) the operating cash flows generated from the underlying hotel properties provide adequate debt service coverage ratios ranging from 2.63x to 3.30x; and (iii) for the loan that is not current, we obtained personal guaranties from the principals of the borrower and a new investor has agreed to a possible restructuring, without reducing the principal amount, to bring the loan current.
     The following table summarizes the changes in allowance for losses for the year ended December 31, 2009 (in thousands):

Balance at beginning of year	$—
Valuation allowance	149,285
Cash received on impaired notes receivable	(606)

Balance at end of year	$148,679

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Stock-Based Compensation
     Under the Amended and Restated 2003 Stock Incentive Plan (the “Plan”), we are authorized to grant 7.8 million restricted shares of our common stock as incentive stock awards. In June 2008, additional shares of 3.8 million shares were approved for grant under the Plan at our annual shareholders meeting. At December 31, 2009, 3.8 million shares were available for future issuance under the Plan. A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Price at	Restricted	Price at	Restricted	Price at
	Shares	Grant	Shares	Grant	Shares	Grant
Outstanding at beginning of year	991	$10.96	1,369	$12.19	940	$11.74
Restricted shares granted	1,100	$1.84	214	$4.83	854	12.38
Restricted shares vested	(502)	$11.10	(575)	$11.60	(390)	11.51
Restricted shares forfeited	—	$—	(17)	$11.55	(35)	12.19

Outstanding at end of year	1,589	$4.60	991	$10.96	1,369	$12.19

     At December 31, 2009, the outstanding restricted stock had vesting schedules between March 2010 and August 2012. Stock-based compensation expense of $5.0 million, $6.8 million and $6.2 million was recognized for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the unamortized value of the unvested shares of restricted stock was $4.7 million that will be amortized over a period of 2.6 years, and the outstanding restricted shares had an aggregate intrinsic value of $7.4 million.
18. Employee Benefit Plans
     In December 2008, management made a decision to suspend, effective January 1, 2009, the company match for all the benefit plans described below, unvested past matches will continue to vest in accordance with the terms of the plans. In December 2009, management announced the resumption of the company match for all the benefit plans effective January 1, 2010.
     Employee Savings and Incentive Plan (ESIP) – Our ESIP, a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. We match 25% of the first 10% each employee contributes. Employee contributions vest immediately whereas company contributions vest 25% annually. For the years ended December 31, 2008 and 2007, we incurred matching expenses of $47,000 and $7,000, respectively.
     401(k) Plan – Effective January 1, 2006, we established our 401(k) Plan, a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute up to 100% of their compensation, subject to IRS imposed limitations, to various investment funds. We make matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. However, company matching only occurs in either the 401(k) Plan or the ESIP, as directed by the participant. Participant contributions vest immediately whereas company match vest 25% annually. For the years ended December 31, 2008 and 2007, we incurred matching expense of $127,000 and $91,000, respectively.
     Deferred Compensation Plan – Effective January 1, 2008, we established a nonqualified deferred compensation plan for certain executive officers. The plan allows participants to defer up to 100% of their base salary, bonus and stock awards and select an investment fund for measurement of the deferred compensation liability. We recorded losses of $27,000 and $199,000 in 2009 and 2008, respectively, for the change in cash surrender value of the life insurance policy where deferred funds were invested. In addition, as a result of the change in market value of the investment fund, an additional compensation expense of $387,000 and a credit to compensation expense of $220,000 were recorded for 2009 and 2008, respectively.

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
     At December 31, 2009, 101 of our 102 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries) while the remaining hotel was leased on a triple-net lease basis to a third-party tenant. Ashford TRS recognized a net book loss of $27.4 million, $36.3 million and $8.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax benefit at federal statutory income tax rate of 35%	$3,532	$11,783	$7,990
State income tax benefit, net of federal income tax benefit	452	1,716	1,057
Permanent differences	(149)	(183)	—
State and local income taxes on pass-through entity subsidiaries	(123)	(436)	(165)
Gross receipts and margin taxes	(1,017)	(672)	(549)
Other	(23)	(354)	(361)
Valuation allowance	(4,192)	(12,511)	(11,807)

Income tax expense for income from continuing operations	(1,520)	(657)	(3,835)
Income tax expense for income from discontinued operations	(44)	(436)	(1,764)

Total income tax expense	$(1,564)	$(1,093)	$(5,599)

     The components of income tax expense from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(328)	$742	$289
State	(1,169)	(1,519)	(838)

Total current	(1,497)	(777)	(549)

Deferred:
Federal	—	(219)	(2,913)
State	(24)	339	(373)

Total deferred	(24)	120	(3,286)

Total income tax expense	$(1,521)	$(657)	$(3,835)

     For the year ended December 31, 2009, 2008 and 2007, income tax expense includes interest and penalties paid to taxing authorities of $23,000, $80,000 and $215,000, respectively. At December 31, 2009 and 2008, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.
     In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the Texas Margin Tax) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for our business) to the profit margin, which is generally determined by total revenue less either the cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe that the authoritative accounting guidance related to income taxes applies to the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Texas Margin Tax. We were required to record an income tax provision for the Texas Margin Tax of $970,000 and $710,000 for the years ended December 31, 2009 and 2008, respectively.
     In July 2007, the State of Michigan adopted Senate Bill 94, which modified the state’s business tax structure, replacing the previous tax which was a modified value added tax with a new tax (the “Michigan Business Tax”) that has two components, income and modified gross receipts. The income tax component is computed by applying the applicable tax rate (4.95%) to taxable income after the REIT dividends paid deduction. The modified gross receipts tax component is computed by applying the applicable tax rate (0.8%) to modified gross receipts, which is generally determined by total revenue less purchases from other businesses. The total Michigan Business Tax is calculated as the sum of the two components plus a surcharge of 21.99% on the total tax liability. For the years ended December 31, 2009 and 2008, we were liable for the modified gross receipts component (plus the surcharge) and recorded an income tax provision for the Michigan Business Tax of $47,000 and $370,000, respectively.
     At December 31, 2009 and 2008, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2009	2008
Allowance for doubtful accounts	$238	$240
Unearned income	1,270	1,345
Unfavorable management contract liability	7,383	8,359
Federal and state net operating losses	41,140	50,527
Accrued expenses	2,551	2,732
Federal and state net capital loss	947	—
Interest expense carryforwards	5,332	4,850
Tax property basis greater than book basis	14,734	8,977
Other	38	130

Gross deferred tax asset	73,633	77,160
Valuation allowance	(73,633)	(77,160)

Subtotal	—	—
Tax property basis less than book basis	(894)	(894)

Net deferred tax liability	$(894)	$(894)

     At December 31, 2009 and 2008, we recorded a valuation allowance of $73.6 million and $77.2 million, respectively, to fully offset our gross deferred tax asset. As a result of Ashford TRS losses in 2009, 2008 and 2007, and the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our gross deferred tax asset will not be realized, and therefore, have provided a valuation allowance to fully reserve against the balances. At December 31, 2008, we also recorded a deferred tax liability for the difference in the final purchase price allocation for financial reporting purposes and tax basis for a real estate asset owned in one of our consolidated joint ventures. At December 31, 2009, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $103.2 million, which begin to expire in 2022, and are available to offset future taxable income, if any, through 2029. Approximately $14.2 million of the $103.2 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use. In 2008, the ownership of certain of these acquired subsidiaries was restructured. In connection with this and pursuant to the federal income tax regulations for consolidated returns, we elected in 2009 to expire the net operating loss carryforwards incurred in years prior to our ownership given the substantial limitations on their use. In addition, at December 31, 2009, Ashford TRS had a capital loss carryforward for federal income tax purposes of $2.4 million, which is available to offset future capital gains, if any, through 2014.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$77,160	$64,137	$7,724
Additions charged to expense	24	95	3,650
Additions charged to other	11,530	15,377	52,763
Deductions	(15,081)	(2,449)	—

Balance at end of year	$73,633	$77,160	$64,137

20. Income (Loss) Per Share
     The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
(Loss) income from continuing operations attributable to the Company	$(235,655)	$80,199	$(2,797)
Less: Dividends to preferred stocks	(19,322)	(26,642)	(23,990)
Less: Dividends to common stock	—	(73,106)	(91,270)
Less: Dividends to unvested restricted shares	—	(564)	(990)

Undistributed loss from continuing operations allocated to common stockholders	$(254,977)	$(20,113)	$(119,047)

(Loss) income from discontinued operations allocated to common stockholders	$(14,587)	$48,995	$32,957

Income from continuing operations distributed to common stockholders	$—	$73,106	$91,270
Undistributed loss from continuing operations allocated to common stockholders	(254,977)	(20,113)	(119,047)

Total distributed and undistributed (loss) income from continuing operations allocated to common stockholders	(254,977)	52,993	(27,777)
(Loss) income from discontinued operations allocated to common stockholders	(14,587)	48,995	32,957

Total distributed and undistributed income allocated to common stockholders	$(269,564)	$101,988	$5,180

Weighted average common shares — Basic and diluted	68,597	111,295	105,787

Basic and diluted (loss) income per share:
Distributed income from continuing operations	$—	$0.65	$0.86
Undistributed loss from continuing operations	(3.72)	(0.18)	(1.12)

Total (loss) income from continuing operations	(3.72)	0.47	(0.26)
Undistributed income from discontinued operations	(0.21)	0.44	0.31

Basic and diluted net (loss) income attributable to common shares	$(3.93)	$0.91	$0.05

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to their anti-dilutive effect, the computation of diluted income per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2009	2008	2007
Diluted Income (loss) from continuing operations attributable to common stockholders not adjusted for:
Dividends to convertible Series B-1 Preferred Stock	$4,171	$5,735	$6,256
(Loss) income from continuing operations attributable to redeemable noncontrolling interests in operating partnership	(35,563)	9,971	885

Total	$(31,392)	$15,706	$7,141

Diluted shares not adjusted for:
Effect of assumed conversion of Series B-1 Preferred Stock	7,448	7,448	7,448
Effect of assumed conversion of operating partnership units	13,456	13,924	13,347

Total	20,904	21,372	20,795

21. Segment Reporting
     We operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. We do not allocate corporate-level accounts to our operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, income tax expense/benefit, and minority interest. For the years ended December 31, 2009, 2008 and 2007, financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Year Ended December 31, 2009:
Total revenues	$905,719	$10,876	$—	$916,595

Total hotel expenses	615,683	—	—	615,683
Property taxes, insurance and other	61,113	—	—	61,113
Depreciation and amortization	155,458	—	—	155,458
Impairment charges	59,328	148,679	—	208,007
Gain on insurance settlement	(1,329)	—	—	(1,329)
Corporate general and administrative	—	—	29,951	29,951

Total expenses	890,253	148,679	29,951	1,068,883

Operating income (loss)	15,466	(137,803)	(29,951)	(152,288)
Equity earnings in unconsolidated joint venture	—	2,486	—	2,486
Interest income	—	—	297	297
Other income	—	—	56,556	56,556
Interest expense and amortization of loan costs	—	—	(145,550)	(145,550)
Write-off of loan costs and exit fees	—	—	(181)	(181)
Unrealized loss on derivatives	—	—	(31,782)	(31,782)

Income (loss) from continuing operations before income taxes	15,466	(135,317)	(150,611)	(270,462)
Income tax expense	—	—	(1,521)	(1,521)

Income (loss) from continuing operations	$15,466	$(135,317)	$(152,132)	$(271,983)

As of December 31, 2009:
Total assets	$3,553,980	$78,003	$282,515	$3,914,498

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Year Ended December 31, 2008:
Total revenues	$1,112,410	$24,050	$—	$1,136,460

Total hotel expenses	724,515	—	—	724,515
Property taxes, insurance and other	60,739	—	—	60,739
Depreciation and amortization	164,055	—	—	164,055
Corporate general and administrative	—	—	28,702	28,702

Total expenses	949,309	—	28,702	978,011

Operating income (loss)	163,101	24,050	(28,702)	158,449
Equity loss in unconsolidated joint venture	—	(2,205)	—	(2,205)
Interest income	—	—	2,062	2,062
Other income	—	—	10,153	10,153
Interest expense and amortization of loan costs	—	—	(154,582)	(154,582)
Write-off of loan costs and exit fees	—	—	(1,226)	(1,226)
Unrealized gains on derivatives	—	—	79,620	79,620

Income (loss) from continuing operations before income taxes	163,101	21,845	(92,675)	92,271
Income tax expense			(657)	(657)

Income (loss) from continuing operations	$163,101	$21,845	$(93,332)	$91,614

As of December 31, 2008:
Total assets	$3,789,390	$239,158	$311,134	$4,339,682

Year Ended December 31, 2007:

Total revenues	$970,255	$11,005	$—	$981,260

Total hotel expenses	630,534	—	—	630,534
Property taxes, insurance and other	50,799	—	—	50,799
Depreciation and amortization	135,329	—	—	135,329
Corporate general and administrative	—	—	26,953	26,953

Total expenses	816,662	—	26,953	843,615

Operating income (loss)	153,593	11,005	(26,953)	137,645
Interest income	—	—	3,176	3,176
Interest expense and amortization of loan costs	—	—	(134,514)	(134,514)
Write-off of loan costs and exit fees	—	—	(3,850)	(3,850)
Unrealized gains on derivatives	—	—	(211)	(211)

Income (loss) from continuing operations before income taxes	153,593	11,005	(162,352)	2,246
Income tax expense	—	—	(3,835)	(3,835)

Income (loss) from continuing operations	$153,593	$11,005	$(166,187)	$(1,589)

As of December 31, 2007:
Total assets	$4,199,948	$99,214	$81,249	$4,380,411

     As of December 31, 2009, 2008 and 2007, all of our hotel properties were domestically located and all hotel properties securing our notes receivable were domestically located with the exception of one hotel property securing the $18.2 million loan receivable with the carrying value of $-0- at December 31, 2009, that is located in Nevis, West Indies.
22. Fair Value Measurements
     The authoritative accounting guidance requires disclosures about the fair value of all financial instruments. Determining estimated fair values of our financial instruments requires considerable judgment to interpret market data. The use of different market assumptions and/or estimation methodologies may have a material effect on the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$165,168	$165,168	$241,597	$241,597
Restricted cash	$77,566	$77,566	$69,806	$69,806
Accounts receivable	$31,503	$31,503	$41,110	$41,110
Notes receivable	$55,655	$24,290 to $26,846	$212,815	$200,293
Interest rate derivatives — cash flow hedges	$243	$243	$88	$88
Interest rate derivatives — non-cash flow hedges	$94,402	$94,402	$88,515	$88,515
Due from third-party hotel managers	$41,838	$41,838	$48,116	$48,116
Financial liabilities:
Indebtedness	$2,772,396	$1,848,034 to $2,042,563	$2,790,364	$2,788,503
Accounts payable and accrued expenses	$91,387	$91,387	$93,476	$93,476
Due to related parties	$1,009	$1,009	$2,378	$2,378
Due to third-party hotel managers	$1,563	$1,563	$3,855	$3,855
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
     Notes receivable. Fair value of the notes receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes at December 31, 2009. We estimated the fair value of the notes receivable to be approximately 52% to 56% lower than the carrying value of $55.7 million at December 31, 2009.
     Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the December 31, 2009 indebtedness valuation, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the indebtedness to be approximately 26% to 33% lower than the carrying value of $2.8 billion at December 31, 2009.
     Interest rate derivatives. Fair value of the interest rate derivatives are determined using net discounted cash flow of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of Ashford and the counterparties. See Note 11 for a complete description of the methodology and assumptions utilized in determining the fair values.
23. Related Party Transactions
     We have management agreements with parties owned by our Chairman and our Chief Executive Officer. Under the agreements we pay the related parties a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) other general and administrative expense reimbursements, approved by our independent directors, including rent, payroll, office supplies, travel, and accounting. These related parties allocate such charges to us

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
based on various methodologies, including headcount and actual amounts incurred. At December 31, 2009, these related parties managed 46 of our 102 hotels. We incurred the following fees related to the management agreements with related parties (in thousands):

	Year Ended December 31,
	2009	2008	2007
Property management fees, including incentive property management fees	$10,498	$12,553	$13,065
Market service fees	5,497	9,186	9,046
Corporate general and administrative expense reimbursements	4,613	4,927	4,573

Total	$20,608	$26,666	$26,684

     Management agreements with related parties include exclusivity clauses that require us to engage such related parties, unless our independent directors either (i) unanimously vote to hire a different manager or developer or (ii) by a majority vote elect not to engage such related party because either special circumstances exist such that it would be in the best interest of our Company not to engage such related party, or, based on the related party’s prior performance, it is believed that another manager or developer could perform the management, development or other duties materially better.
     Upon formation, we also agreed to indemnify certain related parties, including our Chairman and Chief Executive Officer, who contributed hotel properties in connection with our initial public offering in exchange for operating partnership units, against the income tax such related parties may incur if we dispose of one or more of those contributed properties under this term.
     In addition, we received asset management consulting fees from the related parties of $-0-, $901,000 and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The asset management consulting agreement with the affiliate expired in 2008.
24. Concentration of Risk
     Our investments are all concentrated within the hotel industry. Our investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, and invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of our hotels are located domestically. During 2009, approximately 18.4% of our total hotel revenue was generated from 11 hotels located in the Washington D.C. and Baltimore areas. In addition, all hotels securing our loan receivable are located domestically except for one that is located in Nevis, West Indies, which secures a note receivable with a carrying amount of $-0- at December 31, 2009. Presently, all our notes receivable are collateralized by either the properties securing the loans or interest in the first lien on such properties. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
25. Selected Quarterly Financial Data (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Total revenue	$234,903	$232,213	$214,878	$234,601
Total operating expenses	$213,000	$343,652	$230,828	$281,403
Operating income (loss)	$21,903	$(111,439)	$(15,950)	$(46,802)
Income (loss) from continuing operations	$15,976	$(173,496)	$(32,775)	$(81,688)
Income (loss) from continuing operations attributable to the Company	$13,845	$(151,668)	$(27,997)	$(69,835)
Income (loss) from continuing operations attributable to common stockholders	$9,015	$(156,500)	$(32,828)	$(74,665)
Diluted income (loss) from continuing operations attributable to common stockholders per share	$0.11	$(2.21)	$(0.50)	$(1.26)
Weighted average diluted common shares	80,530	70,882	65,266	59,101
2008
Total revenue	$277,014	$296,102	$276,056	$287,288
Total operating expenses	$240,649	$244,507	$243,644	$249,211
Operating income	$36,365	$51,595	$32,412	$38,077
Income (loss) from continuing operations	$2,956	$(37,343)	$8,501	$117,500
Income (loss) from continuing operations attributable to the Company	$2,541	$(36,927)	$7,627	$106,958
Income (loss) from continuing operations attributable to common stockholders	$(4,477)	$(43,945)	$609	$101,370
Diluted income (loss) from continuing operations attributable to common stockholders per share	$(0.04)	$(0.37)	$—	$1.01
Weighted average diluted common shares	118,855	118,911	115,819	112,801

Note:	Quarterly amounts are different from those reported on the previous Form 10-Q due to reclassification of discontinued operations and redeemable noncontrolling interests in operating partnership in accordance with accounting authoritative guidance.
26. Subsequent Events (Unaudited)
     In February 2010, we received repayment of $20.0 million and a $4.0 million note for the settlement of the $23.0 million mezzanine loan receivable secured by the Ritz-Carlton hotel property in Key Biscayne, Florida. The carrying amount of this loan was $33.7 million before the impairment charge of $10.7 million recorded in the quarter ended September 30, 2009.
     Subsequent to December 31, 2009, we signed a term sheet, subject to credit committee approval of the lender and customary closing conditions, to modify the $156.6 million mortgage loan secured by the Capital Hilton and Hilton Torrey Pines hotel properties. Pursuant to the term sheet, in exchange for a $5.0 million pay down and a modification fee, we would be able to obtain the full extension of the loan to August 2013 without any extension tests and also reduce covenant tests to minimize the likelihood of cash being trapped.
     Subsequent to December 31, 2009 and through the time we issued our financial statements on March 1, 2010, we have repurchased 3.9 million shares of our common stock for a total price of $21.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on management’s assessment, we concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
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
     We have audited Ashford Hospitality Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Ashford Hospitality Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 financial statements and financial statement schedules of Ashford Hospitality Trust, Inc. and subsidiaries and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2010

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
     The required information is incorporated by reference from the Proxy Statement pertaining to our 2010 Annual Meeting of Stockholders.
Item 11. Executive Compensation
     The required information is incorporated by reference from the Proxy Statement pertaining to our 2010 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter
     The required information is incorporated by reference from the Proxy Statement pertaining to our 2010 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The required information is incorporated by reference from the Proxy Statement pertaining to our 2010 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
     The required information is incorporated by reference from the Proxy Statement pertaining to our 2010 Annual Meeting of Stockholders.
PART IV
Item 15. Financial Statement Schedules and Exhibits
(a) Financial Statements and Schedules
     See Item 8, “Financial Statements and Supplementary Data,” on pages 53 through 95 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
     The following financial statement schedules are included herein on pages 100 through 103.
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
(b) Exhibits
     Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 104 through 109.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2010.

ASHFORD HOSPITALITY TRUST, INC.
By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARCHIE BENNETT, JR. Archie Bennett, Jr.	Chairman of the Board of Director	February 26, 2010

/s/ MONTY J. BENNETT Monty J. Bennett	Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2010

/s/ DAVID J. KIMICHIK David J. Kimichik	Chief Financial Officer	February 26, 2010

/s/ MARK L. NUNNELEY Mark L. Nunneley	Chief Accounting Officer	February 26, 2010

/s/ BENJAMIN J. ANSELL, M.D. Benjamin J. Ansell, M.D.	Director	February 26, 2010

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	February 26, 2010

/s/ MARTIN L. EDELMAN Martin L. Edelman	Director	February 26, 2010

/s/ MICHAEL MURPHY Michael Murphy	Director	February 26, 2010

/s/ PHILLIP S. PAYNE Philip S. Payne	Director	February 26, 2010

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
					Costs Capitalized Since			Gross Carrying Amount
			Initial Cost		Since Acquisition		At Close of Period
				FF&E, Buildings		FF&E, Buildings		FF&E, Buildings		Accumulated	Construction	Acquisition	Income
Hotel Property	Location	Encumbrances	Land	and improvements	Land	and improvements	Land	and improvements	Total	Depreciation	Date	Date	Statement
Embassy Suites	Austin, TX	$14,296	$1,200	$11,531	$201	$4,040	$1,401	$15,571	$16,972	$6,478	08/1998	—	(1),(2),(3)
Embassy Suites	Dallas, TX	8,449	1,871	10,960	244	4,065	2,115	15,025	17,140	6,644	12/1998	—	(1),(2),(3)
Embassy Suites	Herndon, VA	26,000	1,298	11,775	282	4,925	1,580	16,700	18,280	6,620	12/1998	—	(1),(2),(3)
Embassy Suites	Las Vegas, NV	32,176	3,300	20,055	404	8,420	3,704	28,475	32,179	11,540	05/1999	—	(1),(2),(3)
Embassy Suites	Syracuse, NY	12,877	2,839	10,959	—	5,675	2,839	16,634	19,473	5,906	—	10/2003	(1),(2),(3)
Embassy Suites	Flagstaff, AZ	11,407	1,267	4,873	—	2,599	1,267	7,472	8,739	2,354	—	10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	13,050	1,800	10,547	—	2,148	1,800	12,695	14,495	2,380	—	03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	18,525	3,277	14,126	—	6,816	3,277	20,942	24,219	4,468	—	03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	38,608	5,791	35,740	—	10,301	5,791	46,041	51,832	6,704	—	12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	30,413	7,452	26,828	—	7,096	7,452	33,924	41,376	5,361	—	12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	35,846	36,065	45,202	—	3,351	36,065	48,553	84,618	7,267	—	04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	28,548	11,110	63,067	—	2,528	11,110	65,595	76,705	7,331	—	04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	24,269	8,948	48,878	—	6,952	8,948	55,830	64,778	7,447	—	04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	12,224	5,674	22,988	—	2,242	5,674	25,230	30,904	2,766	—	04/2007	(1),(2),(3)
Doubletree Guest Suites	Columbus, OH	7,896	—	9,663	—	2,719	—	12,382	12,382	3,953	—	10/2003	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	11,098	1,751	9,920	—	2,005	1,751	11,925	13,676	3,276	—	11/2003	(1),(2),(3)
Hilton	Ft. Worth, TX	24,050	4,539	15,203	—	13,980	4,539	29,183	33,722	8,774	—	03/2005	(1),(2),(3)
Hilton	Houston, TX	15,825	2,200	13,742	—	10,047	2,200	23,789	25,989	7,099	—	03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	19,565	2,991	14,715	—	8,417	2,991	23,132	26,123	5,859	—	03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	16,658	7,004	11,632	—	4,771	7,004	16,403	23,407	3,989	—	12/2006	(1),(2),(3)
Hilton	Bloomington, MN	54,416	5,685	61,479	—	5,116	5,685	66,595	72,280	8,526	—	04/2007	(1),(2),(3)
Hilton	Washington DC	88,088	45,720	114,372	—	15,151	45,720	129,523	175,243	18,204	—	04/2007	(1),(2),(3)
Hilton	Lo Jolla, CA	68,512	—	128,210	—	5,053	—	133,263	133,263	21,437	—	04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	40,515	12,917	100,614	—	5,799	12,917	106,413	119,330	16,192	—	04/2007	(1),(2),(3)
Hilton	Tucson, AZ	19,740	12,035	57,160	—	7,381	12,035	64,541	76,576	12,431	—	04/2007	(1),(2),(3)
Hilton	Rye Town, NY	—	10,252	39,358	—	18,421	10,252	57,779	68,031	7,237	—	04/2007	(1),(2),(3)
Hilton	Auburn Hills, MI	—	3,971	13,914	—	756	3,971	14,670	18,641	1,480	—	04/2007	(1),(2),(3)
Homewood Suites	Mobile, AL	8,470	1,334	7,559	—	1,554	1,334	9,113	10,447	2,268	—	11/2003	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	5,084	697	3,951	—	1,122	697	5,073	5,770	1,200	—	11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	7,155	1,301	5,599	—	2,838	1,301	8,437	9,738	3,039	—	09/2004	(1),(2),(3)
Hampton Inn	Terre Haute, IN	9,466	700	7,745	—	1,811	700	9,556	10,256	2,258	—	09/2004	(1),(2),(3)
Hampton Inn	Buford, GA	7,970	1,168	5,502	—	805	1,168	6,307	7,475	1,432	—	07/2004	(1),(2),(3)
Hampton Inn	Houston, TX	4,345	2,779	15,712	—	3,115	2,779	18,827	21,606	3,041	—	04/2007	(1),(2),(3)
Hampton Inn	Jacksonville, FL	6,910	1,701	15,328	—	1,854	1,701	17,182	18,883	1,569	—	05/2007	(1),(2),(3)
Marriott	Durham, NC	25,983	1,794	26,370	—	6,412	1,794	32,782	34,576	6,042	—	02/2006	(1),(2),(3)
Marriott	Arlington, VA	60,800	20,637	103,103	—	21,639	20,637	124,742	145,379	17,089	—	07/2006	(1),(2),(3)
Marriott	Seattle, WA	135,710	31,888	121,685	—	1,449	31,888	123,134	155,022	17,096	—	04/2007	(1),(2),(3)
Marriott	Bridgewater, NJ	75,391	5,058	94,816	—	2,592	5,058	97,408	102,466	11,940	—	04/2007	(1),(2),(3)
Marriott	Plano, TX	79,575	2,724	97,213	—	3,761	2,724	100,974	103,698	12,156	—	04/2007	(1),(2),(3)
Marriott	Dallas, TX	26,942	2,701	33,278	—	1,586	2,701	34,864	37,565	4,935	—	04/2007	(1),(2),(3)
JW Marriott	San Francisco, CA	52,500	—	96,423	—	20,082	—	116,505	116,505	19,698	—	04/2006	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	8,168	1,348	7,636	—	1,303	1,348	8,939	10,287	2,360	—	11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	15,372	2,502	13,666	—	1,224	2,502	14,890	17,392	2,977	—	05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	7,187	1,122	5,279	—	1,011	1,122	6,290	7,412	1,492	—	07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	8,193	1,132	6,480	—	377	1,132	6,857	7,989	1,406	—	07/2004	(1),(2),(3)
(Continued on Next Page)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
							Gross Carrying Amount
			Initial Cost		Since Acquisition		At Close of Period
				FF&E, Buildings		FF&E, Buildings		FF&E, Buildings		Accumulated	Construction	Acquisition	Income
Hotel Property	Location	Encumbrances	Land	and improvements	Land	and improvements	Land	and improvements	Total	Depreciation	Date	Date	Statement
SpringHill Suites by Marriott	Gaithersburg, MD	$15,680	$2,200	$19,827	$—	$1,686	$2,200	$21,513	$23,713	$3,115	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Centerville, VA	9,150	1,806	11,780	—	1,578	1,806	13,358	15,164	2,130	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Charlotte, NC	6,300	1,235	7,090	—	640	1,235	7,730	8,965	1,242	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	5,400	1,090	4,051	—	614	1,090	4,665	5,755	661	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Orlando, FL	30,213	8,620	28,899	—	928	8,620	29,827	38,447	3,424	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	21,920	5,726	21,318	—	283	5,726	21,601	27,327	1,668	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meting, PA	20,000	3,210	25,374	—	517	3,210	25,891	29,101	2,529	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Glen Allen, VA	15,286	2,045	16,006	—	378	2,045	16,384	18,429	1,362	—	04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	7,045	840	4,489	—	251	840	4,740	5,580	859	—	07/2004	(1),(2),(3)
Fairfield Inn by Marriott	Orlando, FL	15,930	6,507	10,710	—	1,767	6,507	12,477	18,984	2,114	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	12,323	900	11,034	—	1,800	900	12,834	13,734	3,035	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	6,318	673	5,165	—	1,183	673	6,348	7,021	1,669	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	15,010	1,352	13,467	—	543	1,352	14,010	15,362	3,115	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	34,505	5,411	38,746	—	5,040	5,411	43,786	49,197	6,653	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	15,000	2,244	19,216	—	2,042	2,244	21,258	23,502	3,329	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	12,620	1,868	14,114	—	2,584	1,868	16,698	18,566	2,512	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Palm Desert, CA	11,350	2,722	12,071	—	1,768	2,722	13,839	16,561	2,267	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	14,000	2,447	17,123	—	672	2,447	17,795	20,242	3,059	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	10,800	2,244	12,422	—	1,856	2,244	14,278	16,522	2,414	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	42,783	9,812	100,412	—	2,384	9,812	102,796	112,608	12,809	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Seattle, WA	59,711	17,194	51,200	—	836	17,194	52,036	69,230	6,501	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	68,540	22,653	75,096	—	4,383	22,653	79,479	102,132	9,156	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Orlando, FL	29,190	7,389	28,408	—	3,183	7,389	31,591	38,980	4,674	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	24,002	5,112	20,209	—	411	5,112	20,620	25,732	2,203	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AS	23,043	3,700	22,998	—	513	3,700	23,511	27,211	2,527	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	19,688	2,115	22,482	—	497	2,115	22,979	25,094	1,788	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Edison, NJ	12,640	2,147	12,332	—	830	2,147	13,162	15,309	1,391	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	6,227	2,863	11,262	—	406	2,863	11,668	14,531	1,339	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	5,816	1,300	7,915	—	364	1,300	8,279	9,579	1,153	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	42,640	5,419	46,304	—	2,569	5,419	48,873	54,292	5,170	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	25,065	2,555	22,887	—	3,402	2,555	26,289	28,844	7,120	—	03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	6,911	960	6,285	—	1,139	960	7,424	8,384	1,767	—	09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	36,470	6,554	41,939	—	3,866	6,554	45,805	52,359	6,685	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	23,850	2,752	35,058	—	2,661	2,752	37,719	40,471	5,274	—	06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	21,375	3,156	29,589	—	2,770	3,156	32,359	35,515	4,813	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	14,700	1,897	16,429	—	1,041	1,897	17,470	19,367	2,125	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Palm Desert, CA	11,750	3,280	10,528	—	1,506	3,280	12,034	15,314	1,881	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	46,266	18,177	42,024	—	957	18,177	42,981	61,158	5,353	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Phoenix, AZ	23,150	4,100	24,087	—	684	4,100	24,771	28,871	2,649	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	14,760	2,045	16,907	—	465	2,045	17,372	19,417	1,362	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	11,120	3,272	12,205	—	493	3,272	12,698	15,970	1,372	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	—	1,462	8,906	—	569	1,462	9,475	10,937	1,341	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Atlanta, GA	15,933	1,901	16,794	—	1,140	1,901	17,934	19,835	1,389	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	—	1,997	16,681	—	875	1,997	17,556	19,553	1,585	—	05/2007	(1),(2),(3)
TownePlace Suites by Marriott	Manhattan Beach, CA	20,230	4,805	17,652	—	1,660	4,805	19,312	24,117	1,840	—	04/2007	(1),(2),(3)
One Ocean	Atlantic Beach, FL	19,365	5,815	17,440	—	36,217	5,815	53,657	59,472	13,088	—	04/2004	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	18,382	2,037	12,624	—	7,561	2,037	20,185	22,222	6,281	—	07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	19,575	2,953	14,753	—	3,670	2,953	18,423	21,376	3,541	—	03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	27,225	3,100	22,481	—	12,215	3,100	34,696	37,796	7,889	—	03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	43,019	4,023	40,207	—	15,552	4,023	55,759	59,782	7,588	—	12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	36,944	7,294	37,162	—	4,329	7,294	41,491	48,785	4,796	—	12/2006	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	33,859	4,805	51,183	—	7,501	4,805	58,684	63,489	5,566	—	04/2007	(1),(2),(3)
Crowne Plaza	Beverly Hills, CA	32,025	6,510	22,458	—	4,814	6,510	27,272	33,782	4,725	—	03/2005	(1),(2),(3)
(Continued on Next Page)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
					Costs Capitalized Since			Gross Carrying Amount
			Initial Cost		Since Acquisition			At Close of Period
				FF&E, Buildings		FF&E, Buildings		FF&E, Buildings		Accumulated	Construction	Acquisition	Income
Hotel Property	Location	Encumbrances	Land	and improvements	Land	and improvements	Land	and improvements	Total	Depreciation	Date	Date	Statement
Crowne Plaza	Key West, FL	$29,475	$—	$27,746	$—	$4,642	$—	$32,388	$32,388	$5,334	—	03/2005	(1),(2),(3)
Annapolis Inn	Annapolis, MD	12,850	3,028	7,962	—	6,164	3,028	14,126	17,154	3,869	—	03/2005	(1),(2),(3)
Westin	Rosemont, IL	101,000	6,184	51,585	—	4,389	6,184	55,974	62,158	12,181	—	11/2006	(1),(2),(3)
Renaissance	Tampa, FL	45,695	—	75,780	—	1,282	—	77,062	77,062	11,271	—	04/2007	(1),(2),(3)

Total		$2,522,396	$519,049	$2,985,728	$1,131	$419,379	$520,180	$3,405,107	$3,925,287	$542,274

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 15 years.

(3)	Estimated useful life for furniture and fixtures is 3 to 5 years.

	Year Ended December 31,
	2009	2008	2007
Investment in Real Estate:
Beginning balance	$3,965,227	$4,217,670	$1,863,741
Additions	68,746	161,289	2,834,970
Reclassification	6,780	7,461	—
Impairment/Write-offs	(80,549)	(834)	—
Sales/disposals	(34,917)	(420,359)	(481,041)

Ending balance	3,925,287	3,965,227	4,217,670

Accumulated Depreciation:
Beginning balance	398,043	258,143	113,980
Depreciation expense	156,423	173,167	167,506
Reclassification	4,093	8,319	—
Impairment/Write-offs	(10,347)	(465)	—
Disposals	(5,938)	(41,121)	(23,343)

Ending balance	542,274	398,043	258,143

Investment in Real Estate, net.	$3,383,013	$3,567,184	$3,959,527

SCHEDULE IV — MORTGAGE LOANS AND INTEREST EARNED ON REAL ESTATE
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
December 31, 2009
(in thousands)

Column A		Column B	Column C	Column D		Column E	Column F	Column G
								Interest Income
				Delinquent		Being	Accrued	During the
			Balance at	Principal		Foreclosed at	Interest at	Year Ended
			December 31,	December 31,		December 31,	December 31,	December 31,
Description		Prior Liens	2009	2009		2009	2009	2009
Four Seasons Resort	Nevis, West Indies	—	$—	$18,200		$—	$—	$—
Portfolio: 105 Hotels	Various	—	25,688	—		—	85	1,394
Le Meridien Suites Galleria	Dallas, TX	—	—	7,000		—	—	245
Sheraton Dallas North	Dallas, TX	—	—	4,000		—	—	70
Hotel La Jolla	La Jolla, CA	—	—	7,056	*	—	—	156
Ritz Carlton	Key Biscayne, FL	—	33,684	—		—	—	2,784
Extended-stay hotels	Various	—	—	109,272		—	—	1,812

Total		$—	59,372	145,528		$—	$85	6,461

Valuation allowance			(10,729)	(138,472)

Net carrying value			$48,643	$7,056

Related to paid-off mortgage notes								1,300
Discount amortization								3,134
Deferred income /other								(19)

Grand total								$10,876

*	No valuation allowance was recorded on this loan due to the fact that (i) we obtained personal guarantees from the principals of the borrower: (ii) the borrower has reached a tentative agreement for the restructuring of the senior loan and the mezzanine loan held by us and the restructuring agreement involved the investment of new capital into the borrow: and (iii) the restructuring agreement specifically does not contemplate any reduction in the principal amount of the mezzanine loan held by the Company.

	Year Ended December 31,
	2009	2008	2007
Investment in Mortgage Loans:
Balance at January 1	$212,771	$94,394	$102,977
New mortgage loans	—	138,412	21,500
Principal payments	(11,000)	(7,000)	(30,083)
Contributed to a joint venture	—	(21,500)	—
Amortization of discounts	3,129	8,465	—
Valuation allowance	(149,201)	—	—

Balance at December 31	$55,699	$212,771	$94,394

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)

3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed on July 31, 2003)

3.2.2	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Form 10-K, filed on March 29, 2004)

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)

4.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)

4.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4.1 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)

4.2	Articles Supplementary for Series B-1 Cumulative Convertible Redeemable Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)

4.3	Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)

4.4	Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)

10.1.1	Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.4 to the Registrant’s Form 10-Q, filed on May 9, 2007)

10.1.2	Amended No. 1 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.5 of Form 8-K, dated July 24, 2007, for the event dated July 18,2007)

10.1.3	Amend No. 2 to Third Amended Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Form 10-K, filed on February 29, 2008))

10.1.4	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 27, 2008)

10.2	Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)

10.3.1	Amended and Restated 2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated May 9, 2005, for the event dated May 3, 2005)

10.3.1.1	Amendment No. 1 to the Amended and Restated 2003 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.3.1.1 to the Registrant’s Form 10-K, filed on March 2, 2009)

10.3.2	Amended and Restated Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 8, 2008, for the event dated April 4, 2008)

10.3.2.1	First Amendment to the Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 7, 2009, for the event dated December 31, 2008)

10.4	Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.1	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.2	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.3	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
(Continued on Next Page)

Exhibit	Description
10.5.4	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.5	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.6	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.6 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.7	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David J. Kimichik (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.8	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Mark L. Nunneley (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.9	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.9 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.10	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.10 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.11	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.11 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.12	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Mark L. Nunneley (incorporated by reference to Exhibit 10.5.12 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.6	Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)

10.6.1	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS Corporation (incorporated by reference to Exhibit 10.6.1 of Form 10-K, filed on March 9, 2007)

10.7	Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)

10.8.1	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated October 7, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on November 14, 2003)

10.8.2	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated January 4, 2004 Bylaws (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Form 10-K, filed on March 29, 2004)

10.9	Guaranty by Ashford Financial Corporation in favor of Ashford Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.26 of Form S-11/A, filed on July 31, 2003)

10.10	Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)

10.11	Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)

10.13	Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

10.14	Purchase Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)

10.14.1	Form of Registration Rights Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.14.1 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.14.2	Amendment No. 1 to Purchase Agreement, dated February 8, 2005, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.2 to the Registrant’s Form 8-K, dated February 10, 2005, for the event dated February 8, 2005)
(Continued on Next Page)

Exhibit	Description
10.16	Commitment Letter, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.8 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.1	Early Rate Lock Agreement, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.9 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.2	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.2.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.2.2	Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.2.2.1	Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.3	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.3.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.4	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.4.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

10.16.5	Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)

10.16.5.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14.1 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)

10.17	Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.1	Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.1 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.2	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.2 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.3	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.3 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.4	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.4 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.17.5	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.5 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)

10.21	Purchase and Sale Agreement, dated May 18, 2006, between the Registrant and EADS Associates Limited Partnership (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K, dated May 23, 2006, for the event dated May 18, 2006)
(Continued on Next Page)

Exhibit	Description
10.23.1	Loan Agreement, dated December 7, 2006, between the Registrant and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.31.1 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)

10.23.2	$212 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.2 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)

10.23.3	$35 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.3 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)

10.24	Loan Agreement, dated November 16, 2006, between the Registrant and Morgan Stanley Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K, dated November 20, 2006, for the event dated November 16, 2006)

10.25	Purchase and Sale Agreement, dated January 18, 2007, between the Registrant and CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33 of Form 10-K, filed on March 9, 2007)

10.25.1	Agreement and Plan of Merger, dated January 18, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1 of Form 10-K, filed on March 9, 2007)

10.25.1.1	Amendment #1 to Agreement and Plan of Merger, dated February 21, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.1 of Form 10-Q, filed on May 9, 2007)

10.25.1.2	Amendment #2 to Agreement and Plan of Merger, dated April 4, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.2 of Form 10-Q, filed on May 9, 2007)

10.25.2	Guaranty Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. in favor of CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33.2 of Form 10-K, filed on March 9, 2007)

10.25.3	Contribution and Rights Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. (incorporated by reference to Exhibit 10.33.3 of Form 10-K, filed on March 9, 2007)

10.25.4	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Holder I LLC, Ashford Sapphire Junior Holder II LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)

10.25.4.1	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Mezz I LLC, Ashford Sapphire Junior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.1 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)

10.25.4.2	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Senior Mezz I LLC, Ashford Senior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.2 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)

10.25.4.3	Mortgage Security Agreement, Assignment of Rents and Fixture Filing from Ashford Atlantic Beach LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Sea Turtle Inn, Atlantic Beach, Florida (incorporated by reference to Exhibit 10.25.4.3 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.25.4.3a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.3a to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.25.4.4	Mortgage Security Agreement, Assignment of Rents and Fixture Filing from Ashford Edison LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Courtyard Edison, Edison, New Jersey (incorporated by reference to Exhibit 10.25.4.3 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.25.4.4a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.3a to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.25.4.5	Credit Agreement, dated as of April 10, 2007, by and among Ashford Hospitality Limited Partnership, as Borrower, Ashford Hospitality Trust, Inc., as Parent, Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc. and Merrill Lynch Bank USA, as Co-Syndication Agents, each of Bank America, N.A. and Caylon New York Branch, as Co-Documentation Agents and the financial institutions initially signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.33.4.5 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 10, 2007)

10.25.4.5.1	First Amendment to Credit Agreement between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.1 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)
(Continued on Next Page)

Exhibit	Description
10.25.4.5.2	Second Amendment to Credit Agreement and First Amendment to Security Agreement dated as of June 23, 2008 by and among Ashford Hospitality Limited Partnership, as the Borrower, Ashford Hospitality Trust, Inc., as the Parent and Grantor, each of the Lenders party thereto, and Wachovia Bank, National Association, as Secured Party (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated June 26, 2008, for the event dated June 23, 2008)

10.25.4.5.4	Guarantor Acknowledgement of the Registrant in favor of Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.2 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)

10.25.4.5.5	Revolving Note Agreements between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.3 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)

10.25.4.6	Guaranty for Fixed-Rate Pool 1, executed as of April 11, 2007 by the Registrant, for the benefit of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25.4.6 to Form 10-Q, filed on November 6, 2009)

10.25.4.6a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.6a to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.25.4.7	Guaranty Agreement for Floating-Rate Pool between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.7 of Form 10-Q, filed on May 9, 2007)

10.25.4.8	Guaranty Agreement for Junior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.8 of Form 10-Q, filed on May 9, 2007)

10.25.4.9	Guaranty Agreement for Intermediate Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.9 of Form 10-Q, filed on May 9, 2007)

10.25.4.10	Guaranty Agreement for Senior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.10 of Form 10-Q, filed on May 9, 2007)

10.25.5	Stock Purchase Agreement, dated April 11, 2007, between the registrant and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.33.5 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)

10.25.5.1	Investor Rights Agreement, dated April 11, 2007, between the registrant and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.33.5.1 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)

10.25.5.2	Letter Agreement, dated April 10, 2007, between the registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.33.5.2 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)

10.26	Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K, filed on February 29, 2008)

10.26.1	Joint Venture Agreement to the Investor Program Agreement, dated February 6, 2008, between Registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.1 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.26.2	Loan Servicing Agreement to the Investor Program Agreement, dated February 6, 2008, between Registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.2 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.26.3	Limited Liability Company Agreement of PIM Ashford Venture I, LLC, dated February 6, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.3 to the Registrant’s Form 10-K, filed on February 29, 2008)

10.27	ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.27.1	Schedule to the Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.27.2	Letter Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1.2 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.28	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Alan L. Tallis (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
(Continued on Next Page)

Exhibit	Description
10.29	Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.30.1	Confirmation of Trade, dated December 8, 2008, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Bank of America, N.A. as effected on December 2, 2008 (incorporated by reference to the Exhibit 10.30.1 to the Registrant’s Form 10-K, filed on March 2, 2009)

10.30.2	Confirmation of Trade, dated December 8, 2008, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Credit Suisse International as effected on December 2, 2008 (incorporated by reference to the Exhibit 10.30.1 to the Registrant’s Form 10-K, filed on March 2, 2009)

10.30.3	Confirmation of Trade, dated March 5, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from UBS AG as effected on December 14, 2009 (incorporated by reference to the Exhibit 10.30.3 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.30.4	Confirmation of Trade, dated July 1, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Bank of New York Mellon as effected on December 14, 2010 (incorporated by reference to the Exhibit 10.30.4 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.30.5	Confirmation of Trade, dated July 1, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from SMBC Capital Markets, Inc. as effected on December 14, 2009 (incorporated by reference to the Exhibit 10.30.5 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.30.6*	Confirmation of Trade, dated October 21, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Calyon Corporate and Investment Bank New York Branch as effected on October 21, 2009

21.1*	Registrant’s Subsidiaries Listing as of December 31, 2009

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	Filed herewith.