Form 10-Q
period 2010-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2010-05-07
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	52,637,813

(Class)	Outstanding at May 6, 2010

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments in hotel properties, net	$3,362,479	$3,383,759
Cash and cash equivalents	172,179	165,168
Restricted cash	70,335	77,566
Accounts receivable, net of allowance of $400 and $492, respectively	45,078	31,503
Inventories	2,944	2,975
Notes receivable	35,601	55,655
Investment in unconsolidated joint ventures	21,191	20,736
Deferred costs, net	20,035	20,960
Prepaid expenses	11,655	13,234
Interest rate derivatives	108,381	94,645
Other assets	4,615	3,471
Intangible assets, net	2,966	2,988
Due from third-party hotel managers	44,885	41,838

Total assets	$3,902,344	$3,914,498

Liabilities and Equity
Liabilities:
Indebtedness	$2,772,185	$2,772,396
Capital leases payable	72	83
Accounts payable and accrued expenses	106,144	91,387
Dividends payable	5,566	5,566
Unfavorable management contract liabilities	17,939	18,504
Due to related parties	751	1,009
Due to third-party hotel managers	2,410	1,563
Other liabilities	7,859	7,932

Total liabilities	2,912,926	2,898,440

Commitments and contingencies (Note 13)

Preferred stock, $0.01 par value, Series B-1 Cumulative Convertible Redeemable Preferred Stock, 7,447,865 shares issued and outstanding	75,000	75,000
Redeemable noncontrolling interests in operating partnership	107,095	85,167

Equity:
Shareholders’ equity of the Company:
Preferred stock, $0.01 par value, 50,000,000 shares authorized — Series A Cumulative Preferred Stock, 1,487,900 shares issued and outstanding at March 31, 2010 and December 31, 2009	15	15
Series D Cumulative Preferred Stock, 5,666,797 shares issued and outstanding at March 31, 2010 and December 31, 2009	57	57
Common stock, $0.01 par value, 200,000,000 shares authorized, 122,748,859 shares issued; 52,838,742 shares and 57,596,878 shares outstanding at March 31, 2010 and December 31, 2009	1,227	1,227
Additional paid-in capital	1,436,597	1,436,009
Accumulated other comprehensive loss	(953)	(897)
Accumulated deficit	(433,237)	(412,011)
Treasury stock, at cost, 69,910,117 and 65,151,981 shares at March 31, 2010 and December 31, 2009	(213,160)	(186,424)

Total shareholders’ equity of the Company	790,546	837,976
Noncontrolling interests in consolidated joint ventures	16,777	17,915

Total equity	807,323	855,891

Total liabilities and equity	$3,902,344	$3,914,498

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Revenue
Rooms	$163,208	$170,210
Food and beverage	41,738	45,482
Rental income from operating leases	1,088	1,189
Other	10,566	11,633

Total hotel revenue	216,600	228,514
Interest income from notes receivable	337	6,215
Asset management fees and other	74	174

Total revenue	217,011	234,903

Expenses
Hotel operating expenses:
Rooms	38,424	37,975
Food and beverage	29,881	32,044
Other expenses	69,043	72,623
Management fees	8,864	9,131

Total hotel operating expenses	146,212	151,773

Property taxes, insurance and other	14,305	13,947
Depreciation and amortization	37,208	40,434
Corporate general and administrative	6,658	6,846

Total expenses	204,383	213,000

Operating income	12,628	21,903
Equity in earnings of unconsolidated joint venture	658	604
Interest income	61	105
Other income	15,519	10,698
Interest expense and amortization of loan costs	(37,563)	(36,119)
Write-off of loan costs, premiums and exit fees, net	—	930
Unrealized gain on derivatives	13,908	18,032

Income from continuing operations before income taxes	5,211	16,153
Income tax benefit (expense)	15	(177)

Income from continuing operations	5,226	15,976
Loss from discontinued operations	—	(2,464)

Net income	5,226	13,512
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	701	(297)
Net income attributable to redeemable noncontrolling interests in operating partnership	(792)	(1,558)

Net income attributable to the Company	5,135	11,657
Preferred dividends	(4,830)	(4,830)

Net income attributable to common shareholders	$305	$6,827

Income per share — basic and diluted:
Income from continuing operations attributable to common shareholders	$0.01	$0.11
Loss from discontinued operations attributable to common shareholders	—	(0.03)

Net income attributable to common shareholders	$0.01	$0.08

Weighted average common shares outstanding — basic and diluted	53,073	80,530

Dividends declared per common share	$—	$—

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$5,135	$13,845
Loss from discontinued operations, net of tax	—	(2,188)
Preferred dividends	(4,830)	(4,830)

Net income attributable to common shareholders	$305	$6,827

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Net income	$5,226	$13,512

Other comprehensive loss, net of tax:
Change in unrealized loss on derivatives	(170)	(161)
Reclassification to interest expense	111	34

Total other comprehensive loss	(59)	(127)

Comprehensive income	5,167	13,385
Less: Comprehensive loss (income) attributable to the noncontrolling interests in consolidated joint ventures	694	(287)
Less: Comprehensive income attributable to the redeemable noncontrolling interests in operating partnership	(782)	(1,545)

Comprehensive income attributable to the Company	$5,079	$11,553

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH, 2010
(in thousands)

														Redeemable
									Accumulated			Noncontrolling		Noncontrolling
	Preferred Stock						Additional		Other			Interests in		Interests in
	Series A		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated		Operating
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Income (Loss)	Shares	Amounts	Joint Ventures	Total	Partnership
Balance at January 1, 2010	1,488	$15	5,667	$57	122,749	$1,227	$1,436,009	$(412,011)	$(897)	(65,152)	$(186,424)	$17,915	$855,891	$85,167
Repurchases of treasury shares	—	—	—	—	—	—	—	—	—	(5,068)	(29,093)	—	(29,093)	—
Forfeiture of restricted shares	—	—	—	—	—	—	17	—	—	(21)	(136)	—	(119)	—
Issuance of restricted shares/units under stock/unit-based compensation plan	—	—	—	—	—	—	(2,493)	—	—	331	2,493	—	—	54
Stock/unit-based compensation expense	—	—	—	—	—	—	877	—	—	—	—	—	877	297
Net income (loss)	—	—	—	—	—	—	—	5,135	—	—	—	(701)	4,434	792
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	(795)	—	—	—	—	(795)	—
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	(1,043)	—	—	—	—	(1,043)	—
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	(2,992)	—	—	—	—	(2,992)	—
Change in unrealized losses on derivatives	—	—	—	—	—	—	—	—	(134)	—	—	(12)	(146)	(24)
Reclassification to interest expense	—	—	—	—	—	—	—	—	78	—	—	19	97	14
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(129)	(129)	(736)
Deferred compensation to be settled in shares	—	—	—	—	—	—	2,187	—	—	—	—	—	2,187	—
Adjustment to reflect redemption value	—	—	—	—	—	—	—	(21,531)	—	—	—	—	(21,531)	21,531
Other	—	—	—	—	—	—	—	—	—	—	—	(315)	(315)	—

Balance at March 31, 2010	1,488	$15	5,667	$57	122,749	$1,227	$1,436,597	$(433,237)	$(953)	(69,910)	$(213,160)	$16,777	$807,323	$107,095

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities
Net income	$5,226	$13,512
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	37,208	41,419
Equity in earnings of unconsolidated joint venture	(658)	(604)
Distributions of earnings from unconsolidated joint venture	203	233
Income from derivatives	(15,534)	(10,767)
Amortization of discounts, deferred loan costs and deferred income on notes receivable	—	(2,968)
Amortization of loan costs	1,670	2,058
Write-off of loan costs, premiums and exit fees, net	—	(930)
Unrealized gain on derivatives	(13,908)	(18,032)
Stock/unit-based compensation expense	1,172	1,556
Changes in operating assets and liabilities —
Restricted cash	7,231	4,806
Accounts receivable and inventories	(13,487)	(3,705)
Prepaid expenses and other assets	200	1,605
Accounts payable and accrued expenses	19,802	7,852
Due to/from related parties	(258)	303
Due to/from third-party hotel managers	(2,200)	(3,321)
Other liabilities	(1,044)	(636)

Net cash provided by operating activities	25,623	32,381

Cash Flows from Investing Activities
Repayments of notes receivable	20,823	—
Improvements and additions to hotel properties	(18,196)	(19,759)

Net cash provided by (used in) investing activities	2,627	(19,759)

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	—	67,800
Repayments of indebtedness and capital leases	(1,377)	(49,446)
Payments of deferred loan costs	(834)	(1,458)
Contributions from noncontrolling interests in consolidated joint ventures	—	156
Distributions to noncontrolling interests in consolidated joint ventures	(129)	—
Payments of dividends	(5,566)	(6,285)
Payments for derivatives	—	(8,611)
Cash income from derivatives	15,707	10,143
Repurchases of treasury stock	(29,094)	(16,157)
Repurchases of preferred stock	—	(10,656)
Other	54	—

Net cash used in financing activities	(21,239)	(14,514)

Net increase (decrease) in cash and cash equivalents	7,011	(1,892)
Cash and cash equivalents at beginning of year	165,168	241,597

Cash and cash equivalents at end of period	$172,179	$239,705

Supplemental Cash Flow Information
Interest paid	$32,081	$30,788
Income taxes paid	$257	$29

Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$1,155	$—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
     Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford”), is a self-advised real estate investment trust (“REIT”). We commenced operations in August 2003 with the acquisition of six hotels (the “Initial Properties”) in connection with our initial public offering. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford, serves as the sole general partner of our operating partnership. In this report, the terms “the Company,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
     As of March 31, 2010, we owned 96 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represents 22,483 total rooms, or 22,141 net rooms excluding those attributable to joint venture partners. All of these hotel properties are located in the United States. As of March 31, 2010, we also wholly owned $35.6 million of mezzanine or first-mortgage loan receivables. In addition, at March 31, 2010, we had a 25% ownership interest in a joint venture which had $82.4 million of mezzanine loans and an 18% ownership interest in a joint venture that was formed to hold a hotel property collateralizing a mezzanine loan receivable that was foreclosed in March 2010.
     For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2010, 101 of our 102 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of March 31, 2010, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of March 31, 2010, Remington Lodging managed 46 of our 102 hotel properties, while third-party management companies managed the remaining 56 hotel properties.
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
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report to Shareholders on Form 10-K.
     The following items affect our reporting comparability related to our consolidated financial statements:
•	Some of our properties’ operations have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

•	Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
different ending dates. For Marriott-managed hotels, the first quarters of 2010 and 2009 ended March 26 and March 27, respectively.
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
     Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. No such impairment charges were recorded for the three months ended March 31, 2010 and 2009.
     Notes Receivable – We provide mezzanine and first-mortgage financing in the form of notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as reductions to the note receivable balance. The net carrying amount of the impaired notes receivable is adjusted to reflect the net present value of the future cash flows with the adjustment recorded in bad debt expense.
     Our mezzanine and first-mortgage notes receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to the senior holders in the secured hotel properties. All such notes receivable are considered to be variable interests in the entities that own the related hotels. Variable interest entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary that has: (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the mezzanine loan VIEs’ activities and operations, we are not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, we do not consolidate the hotels for which we have provided financing. We will assess our interests in those entities on an ongoing basis to determine whether such entities should be consolidated. In evaluating variable interest entities, our analysis involves considerable management judgment and assumptions.
     Impairment of Notes Receivable – We review notes receivables for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

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
     Derivative Instruments and Hedging – We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). The interest rate derivatives include swaps, caps, floors, flooridors and corridors. All derivatives are recorded net on the consolidated balance sheets at fair value in accordance with the applicable authoritative accounting guidance and reported as “Interest rate derivatives.” Accrued interest on the nonhedge-designated derivatives is included in “Accounts receivable, net” on the consolidated balance sheets. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated other comprehensive income (loss)” (“OCI”) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For derivatives that are not designated as cash flow hedges, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. Derivatives subjective to master netting arrangements are reported net in the consolidated balance sheets.
     Recently Adopted Accounting Standards – In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance to redefine the characteristics of the primary beneficiary to be identified when an enterprise performs an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. This accounting guidance became effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed and ongoing reassessments of whether it is the primary beneficiary of a VIE. It also amends certain previous guidance for determining whether an entity is a VIE and eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. As of January 1, 2010, we adopted this new guidance and the adoption of the new guidance did not have a material effect on our financial condition and results of operations.
     In January 2010, the FASB issued an accounting standard update to require additional disclosures for transfers in and out of levels 1 and 2 of the fair value input hierarchy and the activity in level 3 fair value measurements. The accounting update also requires disclosures about inputs and valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the level 3 activity that are effective for fiscal periods beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the disclosure requirements as of January 1, 2010 and the required disclosures are presented in the related footnotes. The adoption of these accounting rules did not have a material impact on our financial position and results of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Reclassifications – Certain amounts in the consolidated financial statements as of December 31, 2009 and for the three months ended March 31, 2009 have been reclassified as a result of the adoption of the authoritative accounting guidance related to noncontrolling interests and reclassification related to discontinued operations. These reclassifications have no effect on the previously reported results of operations and financial position.
3. Summary of Significant Transactions and Recent Developments
     Settlement of Notes Receivable – In February 2010, the $23.0 million net carrying value mezzanine loan receivable secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, was restructured for a cash payment of $20.2 million and a $4.0 million note receivable. See Note 5.
     In February 2010, we and the senior note holder of the participation note receivable formed a joint venture (the “Redus JV”) for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized the senior note participation and our $4.0 million junior participating note receivable. The note receivable was fully reserved in 2009. We have approximately 18% ownership interest in Redus JV. In March 2010, the foreclosure was completed and the estimated fair value of the property was $14.2 million based on a third-party appraisal. However, because (i) pursuant to the operating agreement of Redus JV, as a junior lien holder of the original participation note receivable, we are only entitled to receive our share of distributions after the original senior note holder has recovered its original investment of $18.4 million and (ii) Redus JV intends to sell the hotel property in the next 12 to 15 months, it is unlikely that the senior holder will be able to recover its original investment. Therefore, no cash flows were projected from Redus JV for the projected holding period. Under the applicable authoritative accounting guidance, we recorded a zero value for our 18% ownership interest in Redus JV.
     Debt Modifications – Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown, of which $2.5 million was paid at closing and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the first installment due in three months after the closing date. We paid a modification fee of $1.5 million in lieu of the future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped, as the cash received from the underlying hotel properties will be controlled by the lender if certain covenant tests are not met.
     In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property would be insufficient to cover the principal and interest payments on the note. As of the date of the report, the lender has not issued a notice of default. We are currently working with the loan servicer for an extension or restructure of the mortgage note.
     Repurchases of Common Shares – During the three months ended March 31, 2010, we purchased 5.1 million shares of our common stock at an average price of $5.74 per share for a total cost of $29.1 million. We have ceased the repurchase of our preferred stock indefinitely.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Land	$520,180	$520,180
Buildings and improvements	3,007,434	3,002,249
Furniture, fixtures and equipment	403,206	394,246
Construction in progress	12,620	10,984

Total cost	3,943,440	3,927,659
Accumulated depreciation	(580,961)	(543,900)

Investment in hotel properties, net	$3,362,479	$3,383,759

     Because the anticipated operating cash flows would be insufficient to cover the debt service payment on the mortgage note payable secured by the hotel property in Manchester, Connecticut, we elected to cease making payments on the $5.8 million mortgage note maturing January 2011. We are currently working with the loan servicer for an extension or a restructure of the mortgage note payable. Because the projected operating cash flows for our intended holding period exceed the current carrying value of the hotel property, no impairment was recorded.
5. Notes Receivable
     Notes receivable consisted of the following at March 31, 2010 and December 31, 2009 ($ in thousands):

	March 31,	December 31,
	2010	2009
First mortgage loan secured by one hotel property, matured October 2008, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity, the balance before valuation allowance was $18,200	$—	$—

Mezzanine loan secured by 105 hotel properties, matures April 2011, with a one-year extension option, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	25,688	25,688

Mezzanine loan secured by one hotel property, matured September 2009, with two one-year extension options, at an interest rate of LIBOR plus 6.5%, with interest-only payments through maturity, the balance before valuation allowance was $7,000	—	—

Mezzanine loan secured by one hotel property, matured July 2009, with two one-year extension options, at an interest rate of LIBOR plus 5.75%, with interest-only payments through maturity, the balance before valuation allowance was $4,000	—	—

Mezzanine loan secured by one hotel property, matures January 2011, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	7,056	7,056

Mezzanine loan with principal balance of $38,000 secured by one hotel property, matures in June 2017, at an interest rate of 9.66% through restructuring, and the balance before valuation allowance at December 31, 2009 was $33,684. The loan was restructured for a $20,181 cash payment and a $4,000 note bearing interest rate at 6.09%, with interest-only payments through maturity	2,901	22,955

Mezzanine loan with principal balance of $164,000 secured by 681 extended-stay hotel properties, matured June 2009, with three one-year extension options, at an interest rate of LIBOR plus 2.5%, with interest-only payments through maturity, the balance before valuation allowance was $109,272	—	—

	35,645	55,699
Deferred loan costs, net	(44)	(44)

Total notes receivable	$35,601	$55,655

Weighted average effective interest rate	3.8%	2.4%

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In evaluating possible loan impairments, we analyze our notes receivable individually and collectively for possible loan losses in accordance with applicable authoritative accounting guidance. Based on the analysis, if we conclude that no loans are individually impaired, we then further analyze the specific characteristics of the loans, based on other authoritative guidance to determine if there would be probable losses in a group of loans with similar characteristics.
     The loans in our portfolio are collateralized by hotel properties. Some loans are collateralized by single hotel properties and others by hotel portfolios. The hotel properties are in different geographic locations, have different ages and a few of the properties have recently completed significant renovations which have a significant impact on the value of the underlying collateral. The hotel properties include independent and nationally recognized brands in all segments and classes including luxury, economy, extended-stay, full service, and select service. In addition, our loan assets can vary by position in the related borrower’s capital structure, ranging from junior mortgage participations to mezzanine loans. The terms of our notes or participations were structured based on the different features of the related collateral and the priority in the borrower’s capital structure. Based on our analyses, no additional impairment charges were recorded for the three months ended March 31, 2010.
     The borrower of the $7.1 million junior participation note receivable maturing January 2011 secured by a hotel property in La Jolla, California was placed in default in 2009 for failure to make the payments as well as other reasons. The first mortgage holder also placed the borrower in default. We are in discussions with the borrower and the first mortgage holder with regard to potential workout solutions. No valuation allowance was recorded on this note because (i) we obtained personal guaranties from the principals of the borrower and the guarantors have tentatively agreed to stipulated judgment on the guaranties; (ii) the borrower has reached a tentative restructuring agreement for the restructuring of both the senior loan and the mezzanine loan, which involves the injection of new capital into the borrower; and (iii) the tentative restructuring agreement specifically does not contemplate any reduction in the principal amount of the mezzanine loan held by us.
     In February 2010, the mezzanine loan with a principal amount of $38.0 million and a net carrying value of $23.0 million at December 31, 2009 was restructured. We received a cash payment of $20.2 million and a $4.0 million note receivable. The restructured note bears an interest rate of 6.09% and matures in June 2017 with interest only payments through maturity. The note was recorded at its net present value of $2.9 million based on its future cash flows. The future interest payments and the valuation adjustments to the net carrying amount of this note are recorded as a credit to bad debt expense in accordance with authoritative accounting guidance for impaired loans.
     In February 2010, we and the senior note holder of the participation note receivable formed Redus JV for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized our $4.0 million principal amount junior participating note receivable that matured in July 2009. The note receivable was fully reserved in 2009. We have approximately 18% ownership interest in Redus JV. In March 2010, the foreclosure was completed and the estimated fair value of the property was $14.2 million based on a third-party appraisal. However, because (i) pursuant to the operating agreement of Redus JV, as a junior lien holder of the original participation note receivable, we are only entitled to receive our share of distributions after the original senior note holder has recovered its original investment of $18.4 million and (ii) Redus JV intends to sell the hotel property in the next 12 to 15 months, it is unlikely that the senior holder will be able to recover its original investment. Therefore, no cash flows were projected from Redus JV for the projected holding period. Under the applicable authoritative accounting guidance, we recorded a zero value for our 18% ownership interest in Redus JV.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Investments in Unconsolidated Joint Ventures
     As described in the previous note, we have 18% ownership interest in Redus JV, which has a zero carrying value. In addition, we have a 25% ownership interest in a joint venture which invests in mezzanine loans. The investment in the mezzanine loan joint venture consisted of the following ($ in thousands):

	March 31,	December 31,
	2010	2009
25% of a mezzanine loan acquired at a discounted price (principal balance of $21,000), secured by 29 hotel properties, matures August 2010 with two one-year extension options, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	$20,600	$20,221
25% of a mezzanine loan at par value (principal balance of $5,375), secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	5,461	5,461
Valuation allowance for loan losses	(5,461)	(5,461)
Other, net	107	106
Distributions	(2,877)	(2,673)
Equity income before discounts amortization of $3,040 and $2,661 for March 31, 2010 and December 31, 2009; and impairment charge of $5,461 for 2009	3,361	3,082

Total	$21,191	$20,736

     Since December 31, 2009, the mezzanine loan secured by the 29-hotel portfolio has been in technical default due to one of the properties collateralizing the loan being in default with its senior lender. No default has been called at either the senior or the mezzanine debt level. The hotel portfolio is currently generating adequate cash flows to cover all debt service payments. Although the loan remains current, the borrower has engaged advisors to assist in negotiations with the lender for possible restructuring of the terms. There is not enough information at this time for us and our joint venture to take a position to provide a reserve against this loan.
7. Discontinued Operations
     Effective December 3, 2009, a receiver appointed by the State of Michigan circuit court completed taking possession and full control of the Hyatt Dearborn hotel property and is authorized to sell the property to settle the indebtedness. As a result, the hotel property and related debt were deconsolidated at the effective date of the receivership. Accordingly, the hotel property’s operating results for the three months ended March 31, 2009 were reclassified to discontinued operations. The following table summarizes the operating results of the discontinued operations for the three months ended March 31, 2009 (in thousands):

Operating revenues	$4,792
Operating expenses	(5,798)

Operating loss	(1,006)
Depreciation and amortization	(985)
Interest expense and amortization of loan costs	(429)

Loss from discontinued operations before income taxes	(2,420)
Income tax expense	(44)

Loss from discontinued operations	(2,464)
Loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	276

Loss from discontinued operations attributable to the Company	$(2,188)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.	Indebtedness
     Indebtedness consists of the following at March 31, 2010 and December 31, 2009 (in thousands):

				March 31,	December 31,
Indebtedness	Collateral	Maturity	Interest Rate	2010	2009
Mortgage loan	10 hotels	May 2010(1)	LIBOR(3) + 1.65%	$167,202	$167,202
Mortgage loan	5 hotels	December 2010(2)	LIBOR(3) + 1.72%	203,400	203,400
Mortgage loan	1 hotel	January 2011	8.32%	5,787	5,816
Mortgage loan	1 hotel	March 2011(1)	Greater of 6.25% or LIBOR(3) + 3.75%	52,500	52,500
Senior credit facility	Notes receivable	April 2011(2) (4)	LIBOR(3) + 2.75% to 3.5%(5)	250,000	250,000
Mortgage loan	1 hotel	March 2012(1)	LIBOR(3) + 4%	60,800	60,800
Mortgage loan	2 hotels	August 2013(6)	LIBOR(3) + 2.75%	156,200	156,600
Mortgage loan	1 hotel	December 2014	Greater of 5.5% or LIBOR(3) + 3.5%	19,740	19,740
Mortgage loan	8 hotels	December 2014	5.75%	110,398	110,899
Mortgage loan	1 hotel	January 2015	7.78%	4,201	4,345
Mortgage loan	10 hotels	July 2015	5.22%	160,490	160,490
Mortgage loan	8 hotels	December 2015	5.70%	100,576	100,576
Mortgage loan	5 hotels	December 2015	12.26%	141,973	141,402
Mortgage loan	5 hotels	February 2016	5.53%	115,645	115,645
Mortgage loan	5 hotels	February 2016	5.53%	95,905	95,905
Mortgage loan	5 hotels	February 2016	5.53%	83,075	83,075
Mortgage loan	1 hotel	December 2016	5.81%(7)	101,000	101,000
Mortgage loan	1 hotel	April 2017	5.91%	35,000	35,000
Mortgage loan	2 hotels	April 2017	5.95%	128,251	128,251
Mortgage loan	3 hotels	April 2017	5.95%	260,980	260,980
Mortgage loan	5 hotels	April 2017	5.95%	115,600	115,600
Mortgage loan	5 hotels	April 2017	5.95%	103,906	103,906
Mortgage loan	5 hotels	April 2017	5.95%	158,105	158,105
Mortgage loan	7 hotels	April 2017	5.95%	126,466	126,466
TIF loan	1 hotel	June 2018	12.85%	8,098	7,783
Mortgage loan	1 hotel	April 2034	Greater of 6% or Prime + 1%	6,887	6,910

Total indebtedness				$2,772,185	$2,772,396

(1)	Each of these loans has two one-year extension options remaining. To exercise the extension options, certain covenant tests have to be met for the $52.5 million mortgage loan.

(2)	Each of these loans has a one-year extension option remaining. To exercise the extension option, certain covenant tests have to be met for the $250.0 million senior credit facility.

(3)	LIBOR rates were 0.25% and 0.23% at March 31, 2010 and December 31, 2009, respectively.

(4)	During the quarter ended March 31, 2010, a one-year extension option was exercised on this loan.

(5)	Based on the debt-to-assets ratio defined in the loan agreement, interest rate on this debt was LIBOR + 3% as of March 31, 2010 and December 31, 2009.

(6)	This note was modified effective April 1, 2010 to its fully extended maturity of August 2013 without any extension tests.

(7)	This note is in the process of deed-in-lieu of foreclosure or foreclosure of the property.
     Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown, of which $2.5 million was paid at closing and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the first installment due in three months after the closing date. We paid a modification fee of $1.5 million in lieu of future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.
     In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property would be insufficient to cover the principal and interest payments on the note. As of the date of this report, the lender has not issued a notice of default. We are currently working with the loan servicer for an extension or restructure of the mortgage note.
     Beginning in December 2009, we elected to cease making payments on the $101.0 million note payable secured by the Westin O’Hare hotel property because the anticipated operating cash flows from the underlying hotel property

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
were inadequate to cover the debt service payments. We are currently working with the lender for a deed-in-lieu of foreclosure.
9. Income Per Share
     Basic income per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.
     The following table reconciles the amounts used in calculating basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Income from continuing operations attributable to the Company	$5,135	$13,845
Less: Preferred dividends	(4,830)	(4,830)
Less: Undistributed income from continuing operations allocated to unvested shares	(11)	(62)

Income from continuing operations attributable to common shareholders	$294	$8,953

Loss from discontinued operations attributable to the Company	—	$(2,188)
Less: Undistributed loss from discontinued operation allocated to unvested shares	—	15

Loss from discontinued operations attributable to common shareholders	$—	$(2,173)

Weighted average common shares outstanding	53,073	80,530

Income per share — Basic and Diluted:
Income from continuing operations attributable to common shareholders	$0.01	$0.11
Loss from discontinued operations attributable to common shareholders	—	(0.03)

Net income attributable to common shareholders	$0.01	$0.08

     Due to the anti-dilutive effect, the computation of diluted income per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Income from continuing operations attributable to common shareholders is not adjusted for:
Dividends to Preferred B-1 shares	$1,042	$1,042
Net income attributable to redeemable noncontrolling interests in operating partnership	792	1,834

Total	$1,834	$2,876

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of Preferred B-1 shares	7,448	7,448
Effect of assumed conversion of operating partnership units	14,370	13,438

Total	21,818	20,886

10. Derivatives and Hedging Activities
     We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our debt to improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. We entered into interest rate derivatives and believe that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value. The fair values of interest rate swaps are determined using the market standard methodology of netting the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The fair values of interest rate caps, floors, flooridors and corridors are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rates of the floors or rise above the strike rates of the caps. The variable interest rates used in the calculation of projected receipts on the swaps, caps, and floors are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (the “Level 2” inputs that are observable at commonly quoted intervals, other than quoted prices). We also incorporate credit valuation adjustments (the “Level 3” inputs that are unobservable and typically based on our own assumptions, as there is little, if any, related market activity) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.
     We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2010, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.23% to 3.4% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values assumed an uptrend for most of our counterparties and a downtrend for our own nonperformance risk.
     The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which measurements fall (in thousands):

	March 31, 2010			December 31, 2009
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets
Non-hedge derivatives:
Interest rate swap	$82,322	$—	$82,322	$69,462	$—	$69,462
Interest rate cap	4	—	4	248	—	248
Interest rate flooridor	46,025	—	46,025	42,664	—	42,664
Hedge derivatives:
Interest rate cap	44	—	44	243	—	243

Subtotal	128,395	—	128,395	112,617	—	112,617

Liabilities
Non-hedge derivatives:
Interest rate floor	(20,014)	—	(20,014)	—	(17,972)	(17,972)

Subtotal	(20,014)	—	(20,014)	—	(17,972)	(17,972)

Net	$108,381	$—	$108,381	$112,617	$(17,972)	$94,645

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$(17,972)	$(17,080)
Total unrealized (loss) gain included in earnings	(2,042)	9,726
Total unrealized loss included in other comprehensive income	—	(127)
Total loss reclassified to interest expense	—	(33)
Purchases	—	162
Assets transferred out of Level 3 still held at the reporting date(1)	20,014	(87)

Balance at end of period	$—	$(7,439)

(1)	Transferred out of Level 3 because the unobservable inputs used to determine the fair value at March 31, 2010 were less than 10% of the total valuation of these derivatives.
     We have a derivative agreement that incorporates the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At March 31, 2010, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives related to this agreement was an asset of $62.3 million.
     The fair value of our non-hedged designated interest rate derivatives as of March 31, 2010 and 2009, and the effects of these derivatives in the consolidated statement of operations for the three months ended March 31, 2010 and 2009 are as follows ($ in thousands):

									Interest Savings
							Gain or (Loss)		or (Cost)
				Fair Value			Recognized in Income		Recognized in Income
				Assets (Liabilities)			Three Months Ended		Three Months Ended
	Notional			March 31,			March 31,		March 31,
Derivative Type	Amount	Strike Rate	Maturity	2010		2009	2010	2009	2010		2009
Interest rate cap	$1,000,000	3.75%	2011	$4		$256	$(244)	$(502)	$—		$—

Interest rate swap	$1,800,000	Pays LIBOR plus 2.638%, receives 5.84%	2013	82,322		106,751	12,860	7,545	13,364		11,962

Interest rate floor	$1,800,000	1.25%	2013	(20,014)		(7,439)	(2,042)	9,728	(4,580)		(3,178)
Interest rate flooridor	$1,800,000	1.25% – 0.75%	2009	—		5,522	—	(196)	—		1,983
Interest rate flooridor	$3,600,000	1.25% – 0.75%	2010	12,381		9,909	(2,420)	1,459	4,500		—
Interest rate flooridor	$1,800,000	1.75% – 1.25%	2010	6,343		—	(1,638)	—	2,250		—
Interest rate flooridor	$1,800,000	2.75% – 0.50%	2011	27,301		—	7,419	—	—		—

Total				$108,337	(1)	$114,999	$13,935 (2)	$18,034 (2)	$15,534	(3)	$10,767	(3)

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our hedge-designated interest rate derivatives at March 31, 2010 and 2009, and the effects of these derivatives in the consolidated statement of operations for the three months ended March 31, 2010 and 2009 are as follows ($ in thousands):

									Reclassified from		Gain (Loss)
							Income (Loss)		Accumulated OCI		Recognized
							Recognized in		Into Interest		in Income for
							OCI		Expense		Ineffective Portion
							Three Months		Three Months		Three Months
				Fair Value Asset			Ended		Ended		Ended
	Notional	Interest		March 31,			March 31,		March 31,		March 31,
Derivative Type	Amount	Rate	Maturity	2010		2009	2010	2009	2010	2009	2010		2009
Interest rate cap	$212,000	6.25%	2009	$—		$—	$—	$33	$—	$33	$—		$—
Interest rate cap	$160,000	5.00%	2010	—		1	80	(5)	76	1	(4)		—
Interest rate cap	$160,000	5.00%	2011	8		43	(53)	(34)	—	—	(23)		(2)
Interest rate cap	$55,000	5.00%	2010	—		1	18	(2)	18	—	—		—
Interest rate cap	$55,000	5.00%	2011	—		—	(6)	—	—	—	—		—
Interest rate cap	$167,212	6.00%	2010	—		—	14	—	14	—	—		—
Interest rate cap	$60,800	5.00%	2010	27		42	(77)	(119)	1	—	—		—
Interest rate cap	$203,400	4.50%	2010	—		—	(7)	—	—	—	—		—
Interest rate cap	$19,740	4.00%	2012	9		—	(30)	—	—	—	—		—
Interest rate corridor	$130,000	4.6%-6.0%	2010	—		—	2	—	2	—	—		—

Total				$44	(1)	$87	$(59)	$(127)	$111	$34	$(27	)(2)	$(2	)(2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.

(2)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
     During the next twelve months, we expect $717,000 of accumulated comprehensive loss related to the interest rate derivatives will be reclassified to interest expense.
11. Series B-1 Preferred Stock and Redeemable Noncontrolling Interests in Operating Partnership
     Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common shareholders based on the weighted average ownership percentage of these limited partners’ common units and the units issued under our Long-Term Incentive Plan (the “LTIP units”) throughout the period plus distributions paid to these limited partners with regard to the Class B units. As of March 31, 2010, the 1.1 million LTIP units issued in 2008 have reached the full economic parity with the common units. Redeemable noncontrolling interests in our operating partnership at March 31, 2010 and December 31, 2009 were $107.1 million and $85.2 million, which represented ownership of 22.5% and 19.9% in our operating partnership, respectively. The increase in ownership percentage is due to the decrease in outstanding common shares as a result of the share repurchase program authorized by the Board of Directors and the issuance of LTIP units to executives as compensation in March 2010. The carrying value of redeemable noncontrolling interests at March 31, 2010 and December 31, 2009 included adjustments of $39.2 million and $17.6 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. Net income attributable to these redeemable noncontrolling interests was $792,000 and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.
     Included in the redeemable noncontrolling interests was 2.1 million operating partnership units that were issued in 2008 and 2010 to certain officers under our Long-Term Incentive Plan. The 2008 LTIP units vest over four and one-half years and the 2010 LTIP units vest over three years. Compensation expense of $297,000 and $243,000 was recognized for the three months ended March 31, 2010 and 2009, respectively. The unamortized value of the LTIP units was $11.7 million at March 31, 2010, which will be amortized over a period of 2.98 years.
     We made dividend distributions of $1.0 million to Series B-1 preferred stockholder for the three months ended March 31, 2010 and 2009.
12.	Equity
     Stock Repurchases – During the three months ended March 31, 2010, we repurchased 5.1 million shares of our common stock for a total cost of $29.1 million. We have ceased the repurchase of our preferred stock indefinitely.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Dividends – During the three months ended March 31, 2010 and 2009, the Board of Directors declared dividends of $0.5344 per share for our 8.55% Series A preferred stock, or a total of $795,000, and $0.5281 per share for our 8.45% Series D preferred stock, or a total of $3.0 million.
     Effective with the fourth quarter ended December 31, 2008, in conjunction with the amendment of our credit facility, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.
     Noncontrolling Interests in Consolidated Joint Ventures – Noncontrolling interests in consolidated joint ventures at March 31, 2010 and December 31, 2009 were $16.8 million and $17.9 million, respectively, which represented ownership ranging from 11% to 25% of six hotel properties held by three joint ventures and is reported in equity in the consolidated balance sheets. Loss from consolidated joint ventures attributable to these noncontrolling interests was $701,000 for the three months ended March 31, 2010, and income from consolidated joint ventures attributable to these noncontrolling interests was $297,000 for the three months ended March 31, 2009.
     Stock-Based Compensation – During the three months ended March 31, 2010 and 2009, we recognized compensation expense of $877,000 and $1.3 million, respectively, related to our stock-based compensation plan. As of March 31, 2010, the unamortized amount of the unvested shares of restricted stock was $6.1 million and will be amortized over a period of 2.98 years.
13. Commitments and Contingencies
     Restricted Cash – Under certain management and debt agreements existing at March 31, 2010, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenue for capital improvements.
     Franchise Fees – Under franchise agreements existing at March 31, 2010, we pay franchisor royalty fees between 2.5% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
     We incurred franchise fees of $5.9 million for both the three months ended March 31, 2010 and 2009, which are included in indirect hotel operating expenses in the accompanying consolidated statements of operations.
     Management Fees – Under management agreements existing at March 31, 2010, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 8.5% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2011 through 2029, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
     Income Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2006 through 2009 remain subject to potential examination by certain federal and state taxing authorities. A federal income tax examination of one of our TRS subsidiaries is currently in process. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition.

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
14. Segment Reporting
     We operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. We do not allocate corporate-level accounts to our operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense, and income tax expense/benefit. Financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended March 31, 2010:
Total revenue	$216,674	$337	$—	$217,011

Total hotel operating expenses	146,212	—	—	146,212
Property taxes, insurance and other	14,963	(658)	—	14,305
Depreciation and amortization	37,208	—	—	37,208
Corporate general and administrative	—	—	6,658	6,658

Total expenses	198,383	(658)	6,658	204,383

Operating income (loss)	18,291	995	(6,658)	12,628
Equity in earnings of unconsolidated joint venture	—	658	—	658
Interest income	—	—	61	61
Other income	—	—	15,519	15,519
Interest expense and amortization of loan costs	—	—	(37,563)	(37,563)
Unrealized gain on derivatives	—	—	13,908	13,908

Income (loss) from continuing operations before income taxes	18,291	1,653	(14,733)	5,211
Income tax benefit	—	—	15	15

Income from continuing operations	$18,291	$1,653	$(14,718)	$5,226

As of March 31, 2010:
Total assets	$3,534,962	$57,849	$309,533	$3,902,344

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended March 31, 2009:
Total revenue	$228,688	$6,215	$—	$234,903

Total hotel operating expenses	151,773	—	—	151,773
Property taxes, insurance and other	13,947	—	—	13,947
Depreciation and amortization	40,434	—	—	40,434
Corporate general and administrative	—	—	6,846	6,846

Total expenses	206,154	—	6,846	213,000

Operating income (loss)	22,534	6,215	(6,846)	21,903
Equity in earnings of unconsolidated joint venture	—	604	—	604
Interest income	—	—	105	105
Other income	—	—	10,698	10,698
Interest expense and amortization of loan costs	—	—	(36,119)	(36,119)
Write-off of loan costs, premiums and exit fees, net	—	—	930	930
Unrealized gain on derivatives	—	—	18,032	18,032

Income (loss) from continuing operations before income taxes	22,534	6,819	(13,200)	16,153
Income tax expense	—	—	(177)	(177)

Income from continuing operations	$22,534	$6,819	$(13,377)	$15,976

As of March 31, 2009:
Total assets	$3,763,813	$237,465	$340,572	$4,341,850

15. Fair Value of Financial Instruments
     The authoritative accounting guidance requires disclosures about the fair value of all financial instruments. Determining estimated fair values of our financial instruments requires considerable judgment to interpret market data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$172,179	$172,179	$165,168	$165,168
Restricted cash	$70,335	$70,335	$77,566	$77,566
Accounts receivable	$45,078	$45,078	$31,503	$31,503
Notes receivable	$35,601	$5,680 to $6,280	$55,655	$24,290 to $26,846
Interest rate derivatives – cash flow hedges	$44	$44	$243	$243
Interest rate derivatives – non-cash flow hedges	$108,337	$108,337	$94,402	$94,402
Due from third-party hotel managers	$44,885	$44,885	$41,838	$41,838
Financial liabilities:
Indebtedness	$2,772,185	$2,047,155 to $2,262,645	$2,772,396	$1,848,034 to $2,042,563
Accounts payable and accrued expenses	$106,144	$106,144	$91,387	$91,387
Dividends payable	$5,566	$5,566	$5,566	$5,566
Due to related parties	$751	$751	$1,009	$1,009
Due to third-party hotel managers	$2,410	$2,410	$1,563	$1,563
     Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Accounts receivable, due to/from related parties or third-party hotel managers, accounts payable and accrued expenses, dividends payable. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments.
     Notes receivable. Fair value of the notes receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of the notes receivable to be approximately 82% to 84% lower than the carrying value of $35.6 million at March 31, 2010, and approximately 52% to 56% lower than the carrying value of $55.7 million at December 31, 2009.
     Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the indebtedness valuation, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the indebtedness to be approximately 18% to 26% lower than the carrying value of $2.8 billion at March 31, 2010, and approximately 26% to 33% lower than the carrying value of $2.8 billion at December 31, 2009.
     Interest rate derivatives. Fair value of the interest rate derivatives are determined using net discounted cash flow of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of Ashford and the counterparties. See Note 10 for a complete description of the methodology and assumptions utilized in determining the fair values.
16. Subsequent Event
     Subsequent to March 31, 2010 and through the time we issued our financial statements, we have repurchased 175,000 shares of our common stock and 519,000 units of our operating partnership for a total cost of $5.2 million.

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
     Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 2, 2010. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.
EXECUTIVE OVERVIEW
     The U.S. economy has been in a recession since December 2007 caused by the global credit crisis and declining GDP, employment, business investment, corporate profits and consumer spending. As a result of the dramatic downturn in the economy, lodging demand in the U.S. declined significantly throughout 2008 and 2009. However, beginning in 2010, the lodging industry has been experiencing improvement in fundamentals, specifically occupancy which has now stabilized. We expect our room rates, measured by the average daily rate, or ADR, to follow. Our overall current strategy is to take advantage of the cyclical nature of the hotel industry. We believe that, in the current cycle, hotel values and cash flows, for the most part, peaked in 2007. We also believe that the hotel industry will recover and achieve those values and cash flows again. Currently, we believe we will not achieve similar cash flows and values in the immediate future. Industry pundits believe the industry will achieve these cash flows by 2014 through 2016.
     In response to the recent financial market crisis, we have undertaken a series of actions to manage the sources and uses of our funds in an effort to navigate through challenging market conditions while still pursuing opportunities that can create long-term shareholder value. In this effort, we have attempted to proactively address value and cash flow deficits among certain of our mortgaged hotels, with a goal of enhancing shareholder value through loan amendments.
     Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•	preserving capital, enhancing liquidity, continuing current cost saving measures and creating long-term shareholder value;

•	implementing selective capital improvements designed to increase profitability;

•	implementing asset management strategies to minimize operating costs and increase revenues;

•	opportunistically repurchasing common stock subject to regulatory limitations and our Board of Directors’ authorization;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.
     The above strategy differs somewhat from our long-term investment strategy, which is to continue to invest in a variety of lodging-related assets; however, our current strategy reflects the difficult choices we are facing in the current business cycle. As the business cycle changes and the hotel markets recover, we intend to adjust to such changes and attempt to capitalize on favorable market fundamentals within the lodging industry. Any such shift in our strategy may come about suddenly and without notice due to other changes that affect us, the presentation of compelling investment opportunities, or for other reasons beyond our control.
SIGNIFICANT TRANSACTIONS AND RECENT DEVELOPMENTS
     Settlement of Notes Receivable – In February 2010, the $23.0 million net carrying value mezzanine loan receivable secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, was restructured for a cash payment of $20.2 million and a $4.0 million note receivable.
     In February 2010, we and the senior note holder of the participation note receivable formed a joint venture (the “Redus JV”) for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized our $4.0 million principal amount junior participating note receivable. The note receivable was fully reserved in 2009. We have approximately 18% ownership interest in Redus JV. In March 2010, the foreclosure was completed and the estimated fair value of the property was $14.2 million based on a third-party appraisal. However, because (i) pursuant to the operating agreement of Redus JV, as a junior lien holder of the original participation note receivable, we are only entitled to receive our share of distributions after the original senior note holder has recovered its original investment of $18.4 million and (ii) Redus JV intends to sell the hotel property in the next 12 to 15 months, it is unlikely that the senior holder will be able to recover its original investment. Therefore, no cash flows were projected from Redus JV for the projected holding period. Under the applicable authoritative accounting guidance, we recorded a zero value for our 18% ownership interest in Redus JV.
     Debt Modifications – Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown, of which $2.5 million was paid at closing and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the first installment due in three months after the closing date. We paid a modification fee of $1.5 million in lieu of future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.
     In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut, because the operating cash flows from the underlying hotel property would be insufficient to cover the principal and interest payments on the note. As of the date of this report, the lender has not issued a notice of default. We are currently working with the loan servicer for an extension or restructure of the mortgage note.
     Repurchases of Common Shares – During the three months ended March 31, 2010, we purchased 5.1 million shares of our common stock at an average price of $5.74 per share for a total cost of $29.1 million. We have ceased the repurchase of our preferred stock indefinitely.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash position from operations is affected primarily by macro industry movements in occupancy and rate as well as our ability to control costs. Further, interest rates greatly affect the cost of our debt service as well as the financial hedges we put in place. We monitor very closely the industry fundamentals as well as interest rates. The strategy is that if the economy underperforms (negatively affecting industry fundamentals), some or all of the loss in cash flow should be offset by our financial hedges due to (what we believe to be) the Federal Reserve probably keeping interest rates low. Alternatively, if the Federal Reserve raises interest rates because of inflation, our properties should benefit from the ability to rapidly raise room rates in an inflationary environment. Capital expenditures above our reserves will affect cash flow as well.
     Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, principal payments or sales of mezzanine loans, property refinancing proceeds, asset sales, and net cash derived from interest rate derivatives. Additionally, in February 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) that terminates on February 24, 2010, and is available to provide us additional liquidity if needed. Pursuant to the SEDA, YA Global has agreed to purchase up to $50.0 million (which may be increased to $65.0 million pursuant to the SEDA) of newly issued shares of our common stock if notified to do so by us in accordance with the SEDA. Our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, debt interest and principal payments, and repurchases of our securities. Items that impacted our cash flows and liquidity during the periods indicated are summarized as follows:
     Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $25.6 million and $32.4 million for three months ended March 31, 2010 and 2009, respectively. The decline is principally due to the economic downturn that resulted in reduced hotel related revenues.
     Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2010, investing activities provided net cash flows of $2.6 million. Principal payments on notes receivable generated total cash of $20.8 million. The cash inflows were partially offset by $18.2 million cash used for capital improvements to various hotel properties. For the same period of 2009, investing activities used net cash flows of $19.8 million for capital improvements to various hotel properties.
     Net Cash Flows Used in Financing Activities. For the three months ended March 31, 2010, net cash flows used in financing activities was $21.2 million. Cash outlays consisted of $29.1 million for purchases of common stock, $5.6 million for dividend payments to preferred shareholders and preferred unit holders, $834,000 payment for loan modification and extension fees, $1.4 million for repayments of indebtedness and capital leases, and $129,000 distribution to a noncontrolling interest joint venture partner. These cash outlays were partially offset by $15.7 million cash payments from the counterparties of our interest rate derivatives. For the same period of 2009, net cash flow used in financing activities was $14.5 million. Cash outlays consisted of $49.4 million of payments on indebtedness and capital leases, $1.5 million of loan costs, $6.3 million of preferred dividends paid, $8.6 million paid for entering into interest rate derivatives, $16.2 million of payments to acquire common stock and $10.7 million to purchase Series A and Series D preferred stocks. These cash outlays were partially offset by $67.8 million from debt refinancings, a $156,000 cash payment from noncontrolling interests in consolidated joint ventures and a $10.1 million cash payment from the counterparties of the interest rate derivatives.
     We are required to maintain certain financial ratios under various preferred equity, debt, and derivative agreements. If we violate covenants in any debt agreements or the derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. At March 31, 2010, we were in compliance with all covenants or other requirements set forth in our debt agreements and a derivative agreement as amended.
     We are diligently working to extend out most of our debt maturities in the near term. Virtually, our only recourse obligation is our $250 million senior credit facility held by 10 banks, which is fully drawn and expires in April 2011 with a one-year extension option that will take the maturity to April 2012. The main covenants in this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through March 31, 2011 (ours was 1.69x at March 31, 2010), and 1.35x thereafter until expiration; and (ii) the maximum leverage ratio, as defined, of 65% (ours was 58.8% at March 31, 2010). The only requirement to extend the credit facility is that the facility be in a non-default status with respect to the covenants. We believe we will be able to extend or refinance a portion or all of this senior credit facility before maturity, and if it becomes necessary to pay down the principal balance, we believe we will be able to accomplish that with cash on hand, equity raises or, to the extent necessary, asset sales.
     The articles governing our Series B-1 preferred stock require us to maintain certain covenants. The impairment charges recorded during the quarter ended June 30, 2009 could have prevented us from satisfying one financial ratio. However, the holder of the Series B-1 preferred stock reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second, third and fourth quarters of 2009 as they impacted the financial ratio calculations for the affected periods. At March 31, 2010, we are in compliance with all covenants required under the articles governing the Series B-1 preferred stock.
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
     We are committed to an investment strategy where we will opportunistically pursue hotel acquisitions and common stock repurchases as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loans, or from proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, joint ventures and repayments of our loan investments. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments. We are encouraged by the incremental improvement in both the capital and debt markets over the last quarter and will continue to look at capital raising options.
     Our existing hotels are located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.
     Dividend Policy. Effective with the fourth quarter ended December 31, 2008, and in conjunction with the amendment to our senior credit facility outlined above, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.

RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended		Favorable/
	March 31,		(Unfavorable)
	2010	2009	$Change	%Change
Total revenue	$217,011	$234,903	$(17,892)	(7.6)%
Total hotel operating expenses	$146,212	$151,773	$5,561	3.7%
Property taxes, insurance and other	$14,305	$13,947	$(358)	(2.6)%
Depreciation and amortization	$37,208	$40,434	$3,226	8.0%
Corporate general and administrative	$6,658	$6,846	$188	2.7%
Operating income	$12,628	$21,903	$(9,275)	(42.3)%
Equity in earnings of unconsolidated joint venture	$658	$604	$54	8.9%
Interest income	$61	$105	$(44)	(41.9)%
Other income	$15,519	$10,698	$4,821	45.1%
Interest expense and amortization of loan costs	$(37,563)	$(36,119)	$(1,444)	(4.0)%
Write-off of loan costs, premiums and exit fees, net	$—	$930	$(930)	(100)%
Unrealized gain on derivatives	$13,908	$18,032	$(4,124)	(22.9)%
Income tax benefit (expense)	$15	$(177)	$192	108.5%
Income from continuing operations	$5,226	$15,976	$(10,750)	(67.3)%
Loss from discontinued operations	$—	$(2,464)	$2,464	100.0%
Net income	$5,226	$13,512	$(8,286)	(61.3)%
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	$701	$(297)	$998	336.0%
Net income attributable to redeemable noncontrolling interests in operating partnership	$(792)	$(1,558)	$766	49.2%
Net income attributable to the Company	$5,135	$11,657	$(6,522)	(55.9)%
     Income from continuing operations includes the operating results of 102 hotel properties that we have owned throughout the entirety of both the three months ended March 31, 2010 and 2009. The following table illustrates the key performance indicators of these hotels:

	Three Months Ended
	March 31,
	2010	2009
Total hotel revenue (in thousands)	$216,600	$228,514
Room revenue (in thousands)	$163,208	$170,210
RevPAR (revenue per available room)	$84.85	$88.50
Occupancy	66.87%	63.08%
ADR (average daily rate)	$126.90	$140.31
Comparison of the Three Months Ended March 31, 2010 and 2009
     Revenue. Room revenue for the three months ended March 31, 2010 (the “2010 quarter”) decreased $7.0 million, or 4.1%, to $163.2 million from $170.2 million for the three months ended March 31, 2009 (the “2009 quarter”). The decline in room revenue was primarily due to the average daily rate which was partially offset by the increase in occupancy. During the 2010 quarter, we have experienced increased occupancy as the economy stabilizes. Decline in market demand during the economic downturn placed tremendous pressure on rates to maintain occupancy levels. We observed businesses adopting cost saving initiatives on their travel and meeting expenses. Food and beverage experienced a similar decline of $3.7 million due to lower volume on catering and banquet events. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, experienced a $1.1 million decline.
     Rental income from the triple-net operating lease decreased $101,000 primarily due to the lower ADR during the 2010 quarter.

     Interest income from notes receivable decreased $5.9 million for the 2010 quarter compared to the 2009 quarter primarily due to the impairment of five mezzanine loans in our portfolio during 2009 and one loan that was sold in the fourth quarter of 2009. The mezzanine loan secured by the Ritz Carlton hotel property in Key Biscayne, Florida that was impaired in 2009 was settled in the 2010 quarter for $20.2 million in cash and a $4.0 million principal note. The new note was recorded at its net present value based on its future cash flows. Currently, the cash received from the new note (with a carrying value of $2.9 million at March 31, 2010) and the valuation adjustments to the net carrying amount of the note have been recorded as credits to bad debt expense in accordance with authoritative accounting guidance.
     Asset management fees and other were $74,000 for the 2010 quarter and $174,000 for the 2009 quarter. The decrease is primarily due to the expiration at December 31, 2009 of a consulting agreement with a joint venture.
     Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced a reduction of $2.1 million in direct expenses and a $3.5 million reduction in indirect expenses and management fees in the 2010 quarter. The decline in these expenses was attributable to cost saving initiatives adopted by the hotel managers. The direct expenses were 34.2% of total hotel revenue for the 2010 quarter as compared to 33.3% for the 2009 quarter. Since December 2008, we have implemented aggressive cost saving measures at the property level that included payroll freezes, vendor contract renegotiation and adjustments to service levels.
     Property Taxes, Insurance and Other. Property taxes, insurance and other were $14.3 million and $13.9 million for the 2010 quarter and the 2009 quarter, respectively. Included in the 2010 quarter was a $769,000 credit to bad debt expense for a mezzanine loan discussed above. Insurance expense increased $857,000 primarily due to higher insurance premiums for property policies renewed since March 31, 2009, and an increase in uninsured losses.
     Depreciation and Amortization. Depreciation and amortization decreased $3.2 million, or 8.0%, for the 2010 quarter compared to the 2009 quarter primarily due to certain assets that had been fully depreciated since March 31, 2009, which is partially offset by an increase in depreciation expense as a result of capital improvements made at several hotel properties.
     Corporate General and Administrative. Corporate general and administrative expense decreased to $6.7 million for the 2010 quarter compared to $6.8 million for the 2009 quarter. The non-cash stock/unit-based compensation expense decreased $384,000 primarily due to certain restricted stock based awards granted in earlier years at a higher cost per share being fully vested since March 31, 2009. Other corporate general and administrative expenses increased $196,000 primarily attributable to a write-off of certain project costs.
     Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of unconsolidated joint venture was $658,000 and $604,000 for the 2010 quarter and 2009 quarter, respectively. As of March 31, 2010, the joint venture owned $82.4 million of mezzanine notes in which we have a 25% ownership interest.
     Interest Income. Interest income decreased $44,000 for 2010 quarter compared to the 2009 quarter primarily due to the significant decline in short-term interest rates and lower average cash balances during the 2010 quarter.
     Other Income. Other income was $15.5 million and $10.7 million for the 2010 quarter and the 2009 quarter, respectively, which represents the net interest income on the non-hedge interest rate swap, floor and flooridors. The increase in other income is primarily due to additional flooridors we entered into since March 31, 2009. Other income also includes a loss of $15,000 and $69,000 for the 2010 quarter and 2009 quarter, respectively, for the change in cash surrender value related to an insurance contract for our deferred compensation plan.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.5 million to $37.6 million for the 2010 quarter from $36.1 million for the 2009 quarter. The increase is primarily attributable to certain loans that were refinanced at higher interest rates. The increase was partially offset by lower weighted average debt balance outstanding and the decrease in interest expense on our variable rate debt as a result of lower LIBOR rates in the 2010 quarter. LIBOR rates at March 31, 2010 and 2009 were 0.25% and 0.50%, respectively.
     Write-off of Loan Cost, Premiums and Exit Fees, Net. During the 2009 quarter we refinanced the $47.4 million mortgage loan secured by a hotel property in Arlington, VA with a $60.8 million loan. The unamortized debt premium of $1.4 million and loan cost of $411,000 on the loan were written off at refinance.

     Unrealized Gain on Derivatives. Unrealized gain on derivatives represents primarily the changes in fair value of the interest rate swap, floor, flooridor and cap transactions we entered into since March 2008 which were not designated as a cash flow hedge. During the 2010 quarter and the 2009 quarter, we recorded an unrealized gain of $13.9 million and $18.0 million, respectively, on these derivatives. The increase is primarily due to the movements in the LIBOR forward curve used in determining the fair value and the new interest rate derivatives we entered into since March 31, 2009.
     Income Tax Expense. We recorded an income tax benefit from continuing operations of $15,000 for the 2010 quarter and an expense of $177,000 for the 2009 quarter. Income tax expense decreased as a result of income tax benefits recorded for certain subsidiaries’ net operating losses incurred in the 2010 quarter.
     Loss from Discontinued Operations. Loss from discontinued operations was $2.5 million for the 2009 quarter, which represents the operating results of the Hyatt Regency Dearborn hotel property that was deconsolidated as a result of the property being placed in receivership in December 2009.
     Income from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During the 2010 quarter and the 2009 quarter, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $701,000 and an income of $297,000, respectively. Noncontrolling interests in consolidated joint ventures represent ownership ranging from 11% to 25% of six hotel properties held by three joint ventures.
     Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net income allocated to noncontrolling interests and distributions paid to these limited partners were $792,000 and $1.6 million for the 2010 quarter and the 2009 quarter, respectively. The redeemable noncontrolling interests in operating partnership increased from 16.1% at March 31, 2009 to 22.5% at March 31, 2010. The increase was due to the decrease in average outstanding common shares as a result of the repurchase of our common shares and the issuance of LTIP units to executives as compensation in March 2010.
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
CRITICAL ACCOUNTING POLICIES
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance to redefine the characteristics of the primary beneficiary to be identified when an enterprise performs an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (VIE). This accounting guidance was effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed and ongoing reassessments of whether it is the primary beneficiary of a VIE. It also amends certain previous guidance for determining whether an entity is a VIE and eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. As of January 1, 2010, we adopted this new guidance and the adoption of the new guidance did not have a material effect on our financial condition and results of operations.
     In January 2010, the FASB issued an accounting standard update to require additional disclosures for transfers in and out of levels 1 and 2 of the fair value input hierarchy and the activity in level 3 fair value measurements. The accounting update also requires disclosures about inputs and valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the level 3 activity that are effective for fiscal periods beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the disclosure requirements as of January 1, 2010 and the required disclosures are presented in the related footnotes. The adoption of these accounting rules did not have a material impact on our financial position and results of operations.
     There has been no other significant new accounting policies employed during the three months ended March 31, 2010. See our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of critical accounting policies.
RECENTLY ISSUED ACCOUNTING STANDARDS
     No other new accounting standard updates issued during the quarter ended March 31, 2010 that are applicable to us.
NON-GAAP FINANCIAL MEASURES
     The following non-GAAP presentations of EBITDA and FFO are made to help our investors in evaluating our operating performance. EBITDA is defined as net income (loss) attributable to the Company before interest expense, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership. We present EBITDA because we believe it provides useful information to investors as it is an indicator of our ability to meet our future debt payment requirements, working capital requirements and it provides an overall evaluation of our financial condition. EBITDA, as calculated by us may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as a indicator of liquidity. The following table reconciles net income to EBITDA (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$5,226	$13,512
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	701	(297)
Net income attributable to redeemable noncontrolling interests in operating partnership	(792)	(1,558)

Net income attributable to the Company	5,135	11,657
Depreciation and amortization	36,318	40,642
Interest expense and amortization of loan costs	37,105	36,072
Income tax (benefit) expense	(15)	221
Net income attributable to redeemable noncontrolling interests in operating partnership	792	1,558
Interest income	(60)	(99)

EBITDA (1)	$79,275	$90,051

(1)	EBITDA is not adjusted for income received from interest rate derivatives because the related derivatives are not designated as hedges under the applicable authoritative accounting guidance and therefore, this income is reported as other income instead of a reduction of interest expense in accordance with GAAP.
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

     The following table reconciles net income to FFO (in thousands) (unaudited):

	Three Months Ended
	March 31,
	2010	2009
Net income	$5,226	$13,512
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	701	(297)
Net income attributable to redeemable noncontrolling interests in operating partnership	(792)	(1,558)
Less: Preferred dividends	(4,830)	(4,830)

Net income available to common shareholders	305	6,827
Depreciation and amortization on real estate	36,250	40,566
Net income attributable to redeemable noncontrolling interests in operating partnership	792	1,558

FFO	$37,347	$48,951

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments, our derivatives portfolio and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
     At March 31, 2010, our $2.8 billion debt portfolio included $916.7 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2010 would be approximately $2.3 million per year. Interest rate changes will have no impact on the remaining $1.9 billion fixed rate debt.
     We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. The changes in the fair market values of these transactions are recorded in earnings. Based on the LIBOR rates in effect on March 31, 2010, the interest rate derivatives we entered into since 2008 would result in an income of approximately $60.8 million for 2010. Due to the interest rate cap and floor on these derivatives, a 25-basis point change to the LIBOR rates would not change the amount of the projected income on these derivatives.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2010, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.	CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first three months of 2010:

	Total			Total Number of	Maximum Dollar
	Number		Average	Shares Purchased	Value of Shares That
	Of Shares		Price Paid	As Part of Publicly	May Yet Be Purchased
Period	Purchased		Per Share	Announced Plan(1)	Under the Plan
Dollar amount available at beginning of period					$108,707,000
Common stock:
January 1 to January 31	2,187,000		$5.57	2,187,000	96,536,000
February 1 to February 28	1,678,060		5.50	1,678,060	87,304,000
March 1 to March 31	1,221,501	(2)	6.31	1,203,300	79,714,000

Total	5,086,561		$5.72	5,068,360

(1)	In November 2007, our Board of Directors authorized a $50 million common stock repurchase plan, which was announced on November 21, 2007. The repurchase plan was increased by $75 million in September 2008, and the program was subsequently amended to include both common and preferred stock. In January 2009, the Board of Directors authorized an additional $200 million for the repurchase plan and expanded the plan to include the prepayment of our outstanding debt obligations. In February 2010, the Board of Directors expanded the repurchase program further to also include the potential repurchase of units of our operating partnership. We have ceased the repurchase of our preferred stock under this plan indefinitely.

(2)	Includes 18,201 shares forfeited to the Company to satisfy employees’ federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.

ITEM 6.	EXHIBITS

Exhibit	Description
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010	By:	/s/ Montgomery J. Bennett
Montgomery J. Bennett
Chief Executive Officer

Date: May 6, 2010	By:	/s/ David J. Kimichik
David J. Kimichik
Chief Financial Officer