Form 10-Q
period 2010-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2010-08-06
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31775
ASHFORD HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	86-1062192 (IRS employer identification number)

14185 Dallas Parkway, Suite 1100 Dallas, Texas (Address of principal executive offices)	75254 (Zip code)
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
Large accelerated Filer ☐	Accelerated filer ☑	Non-accelerated Filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	51,125,469

(Class)	Outstanding at August 6, 2010

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Investments in hotel properties, net	$3,323,468	$3,383,759
Cash and cash equivalents	174,852	165,168
Restricted cash	72,230	77,566
Accounts receivable, net of allowance of $584 and $492, respectively	43,270	31,503
Inventories	2,923	2,975
Notes receivable	35,627	55,655
Investment in unconsolidated joint ventures	21,666	20,736
Asset held for sale	5,100	—
Deferred costs, net	20,259	20,960
Prepaid expenses	16,143	13,234
Interest rate derivatives	124,884	94,645
Other assets	3,034	3,471
Intangible assets, net	2,944	2,988
Due from third-party hotel managers	40,731	41,838

Total assets	$3,887,131	$3,914,498

Liabilities and Equity
Liabilities:
Indebtedness	$2,769,024	$2,772,396
Capital leases payable	60	83
Accounts payable and accrued expenses	107,549	91,387
Dividends payable	5,566	5,566
Unfavorable management contract liabilities	17,375	18,504
Due to related parties	1,431	1,009
Due to third-party hotel managers	2,723	1,563
Other liabilities	7,786	7,932

Total liabilities	2,911,514	2,898,440

Commitments and contingencies (Note 14)

Preferred stock, $0.01 par value, Series B-1 Cumulative Convertible Redeemable Preferred Stock, 7,447,865 shares issued and outstanding	75,000	75,000
Redeemable noncontrolling interests in operating partnership	102,771	85,167

Equity:
Shareholders’ equity of the Company:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A Cumulative Preferred Stock, 1,487,900 shares issued and outstanding at June 30, 2010 and December 31, 2009	15	15
Series D Cumulative Preferred Stock, 5,666,797 shares issued and outstanding at June 30, 2010 and December 31, 2009	57	57
Common stock, $0.01 par value, 200,000,000 shares authorized, 123,026,246 and 122,748,859 shares issued at June 30, 2010 and December 31, 2009; 51,137,900 and 57,596,878 shares outstanding at June 30, 2010 and December 31, 2009	1,230	1,227
Additional paid-in capital	1,439,819	1,436,009
Accumulated other comprehensive loss	(908)	(897)
Accumulated deficit	(431,428)	(412,011)
Treasury stock, at cost, 71,888,346 and 65,151,981 shares at June 30, 2010 and December 31, 2009	(228,296)	(186,424)

Total shareholders’ equity of the Company	780,489	837,976
Noncontrolling interests in consolidated joint ventures	17,357	17,915

Total equity	797,846	855,891

Total liabilities and equity	$3,887,131	$3,914,498

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Revenue
Rooms	$178,685	$171,551	$341,007	$340,915
Food and beverage	47,862	44,188	89,485	89,544
Rental income from operating leases	1,454	1,405	2,542	2,594
Other	10,993	11,360	21,543	22,971

Total hotel revenue	238,994	228,504	454,577	456,024
Interest income from notes receivable	346	2,421	683	8,636
Asset management fees and other	137	205	212	379

Total revenue	239,477	231,130	455,472	465,039

Expenses
Hotel operating expenses:
Rooms	40,879	38,953	79,077	76,667
Food and beverage	32,134	30,734	61,907	62,611
Other expenses	74,713	73,435	143,267	145,510
Management fees	9,461	9,107	18,289	18,208

Total hotel operating expenses	157,187	152,229	302,540	302,996

Property taxes, insurance and other	14,079	15,547	28,996	29,331
Depreciation and amortization	36,129	38,169	73,205	78,494
Impairment charges	(1,188)	129,456	(1,957)	129,456
Corporate general and administrative	8,323	6,911	14,981	13,757

Total expenses	214,530	342,312	417,765	554,034

Operating income (loss)	24,947	(111,182)	37,707	(88,995)
Equity in earnings of unconsolidated joint ventures	664	617	1,322	1,221
Interest income	51	92	112	197
Other income	15,652	11,214	31,171	21,912
Interest expense and amortization of loan costs	(37,897)	(36,007)	(75,459)	(71,977)
Write-off of loan costs, premiums and exit fees, net	—	—	—	930
Unrealized gain (loss) on derivatives	16,534	(37,723)	30,442	(19,691)

Income (loss) from continuing operations before income taxes	19,951	(172,989)	25,295	(156,403)
Income tax expense	(424)	(91)	(409)	(259)

Income (loss) from continuing operations	19,527	(173,080)	24,886	(156,662)
Loss from discontinued operations	(12,025)	(11,131)	(12,159)	(14,037)

Net income (loss)	7,502	(184,211)	12,727	(170,699)
Loss from consolidated joint ventures attributable to noncontrolling interests	427	450	1,129	153
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,129)	22,702	(1,921)	21,144

Net income (loss) attributable to the Company	6,800	(161,059)	11,935	(149,402)
Preferred dividends	(4,831)	(4,831)	(9,661)	(9,661)

Net income (loss) attributable to common shareholders	$1,969	$(165,890)	$2,274	$(159,063)

Income (loss) per share — basic:
Income (loss) from continuing operations attributable to common shareholders	$0.23	$(2.20)	$0.23	$(1.94)
Loss from discontinued operations attributable to common shareholders	(0.19)	(0.14)	(0.19)	(0.16)

Net income (loss) attributable to common shareholders	$0.04	$(2.34)	$0.04	$(2.10)

Income (loss) per share — diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.22	$(2.20)	$0.23	$(1.94)
Loss from discontinued operations attributable to common shareholders	(0.16)	(0.14)	(0.19)	(0.16)

Net income (loss) attributable to common shareholders	$0.06	$(2.34)	$0.04	$(2.10)

Weighted average common shares outstanding — basic	50,716	70,882	51,953	75,685

Weighted average common shares outstanding — diluted	72,981	70,882	51,953	75,685

Dividends declared per common share	$—	$—	$—	$—

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$16,821	$(151,304)	$22,070	$(137,067)
Loss from discontinued operations, net of tax	(10,021)	(9,755)	(10,135)	(12,335)
Preferred dividends	(4,831)	(4,831)	(9,661)	(9,661)

Net income (loss) attributable to common shareholders	$1,969	$(165,890)	$2,274	$(159,063)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Net income (loss)	$7,502	$(184,211)	$12,727	$(170,699)

Other comprehensive income, net of tax:
Change in unrealized loss on derivatives	(84)	222	(254)	61
Reclassification to interest expense	164	34	275	68

Total other comprehensive income	80	256	21	129

Comprehensive income (loss)	7,582	(183,955)	12,748	(170,570)
Less: Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	402	414	1,096	127
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,138)	22,675	(1,920)	21,130

Comprehensive income (loss) attributable to the Company	$6,846	$(160,866)	$11,924	$(149,313)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30 2010
(in thousands)

														Redeemable
									Accumulated			Noncontrolling		Noncontrolling
	Preferred Stock						Additional		Other			Interests in		Interests in
	Series A		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated		Operating
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Loss	Shares	Amounts	Joint Ventures	Total	Partnership

Balance at January 1, 2010	1,488	$15	5,667	$57	122,749	$1,227	$1,436,009	$(412,011)	$(897)	(65,152)	$(186,424)	$17,915	$855,891	$85,167
Repurchases of treasury shares	—	—	—	—	—	—	—	—	—	(7,158)	(45,087)	—	(45,087)	—
Forfeiture of restricted shares	—	—	—	—	—	—	17	—	—	(46)	(321)	—	(304)	—
Issuance of restricted shares/units under stock/unit-based compensation plan	—	—	—	—	—	—	(3,536)	—	—	468	3,536	—	—	54
Stock/unit-based compensation expense	—	—	—	—	—	—	2,080	—	—	—	—	—	2,080	1,161
Net income (loss)	—	—	—	—	—	—	—	11,935	—	—	—	(1,129)	10,806	1,921
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	(1,590)	—	—	—	—	(1,590)	—
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	(2,086)	—	—	—	—	(2,086)	—
Dividends declared — Preferred D shares	—	—	—	—	—	—	—	(5,985)	—	—	—	—	(5,985)	—
Change in unrealized losses on derivatives	—	—	—	—	—	—	—	—	(202)	—	—	(14)	(216)	(38)
Reclassification to interest expense	—	—	—	—	—	—	—	—	191	—	—	47	238	37
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	1,034	1,034	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(181)	(181)	(1,471)
Deferred compensation to be settled in shares	—	—	—	—	—	—	3,263	—	—	—	—	—	3,263	—
Redemption/conversion of operating partnership units	—	—	—	—	277	3	1,986	(41)	—	—	—	—	1,948	(5,710)
Adjustment to reflect redemption value	—	—	—	—	—	—	—	(21,650)	—	—	—	—	(21,650)	21,650
Other	—	—	—	—	—	—	—	—	—	—	—	(315)	(315)	—

Balance at June 30, 2010	1,488	$15	5,667	$57	123,026	$1,230	$1,439,819	$(431,428)	$(908)	(71,888)	$(228,296)	$17,357	$797,846	$102,771

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$12,727	$(170,699)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	73,478	79,992
Impairment charges	10,111	140,327
Equity in earnings of unconsolidated joint venture	(1,322)	(1,221)
Distributions of earnings from unconsolidated joint venture	414	455
Income from derivatives	(31,241)	(21,924)
Amortization of discounts, deferred loan costs and deferred income on notes receivable	—	(3,042)
Amortization of loan costs	2,998	4,042
Write-off of loan costs, premiums and exit fees, net	—	(930)
Unrealized (gain) loss on derivatives	(30,442)	19,691
Stock/unit-based compensation expense	3,239	2,757
Changes in operating assets and liabilities —
Restricted cash	5,336	2,523
Accounts receivable and inventories	(11,658)	(1,918)
Prepaid expenses and other assets	(2,783)	(3,494)
Accounts payable and accrued expenses	24,018	15,889
Due to/from related parties	400	(577)
Due to/from third-party hotel managers	2,267	(1,340)
Other liabilities	(745)	(1,236)

Net cash provided by operating activities	56,797	59,295

Cash Flows from Investing Activities
Repayments of notes receivable	21,984	6
Improvements and additions to hotel properties	(33,491)	(33,491)

Net cash used in investing activities	(11,507)	(33,485)

Cash Flows from Financing Activities
Borrowings on indebtedness	—	67,800
Repayments of indebtedness and capital leases	(5,426)	(53,484)
Payments of deferred loan costs	(2,465)	(1,821)
Contributions from noncontrolling interests in consolidated joint ventures	1,034	—
Distributions to noncontrolling interests in consolidated joint ventures	(181)	—
Payments of dividends	(11,133)	(11,812)
Payments for derivatives	(52)	(8,683)
Cash income from derivatives	31,413	21,715
Repurchases of treasury stock	(45,087)	(33,936)
Redemption of operating partnership units	(3,763)	—
Repurchases of preferred stock	—	(10,656)
Other	54	47

Net cash used in financing activities	(35,606)	(30,830)

Net increase (decrease) in cash and cash equivalents	9,684	(5,020)
Cash and cash equivalents at beginning of year	165,168	241,597

Cash and cash equivalents at end of period	$174,852	$236,577

Supplemental Cash Flow Information
Interest paid	$67,147	$69,381
Income taxes paid	$1,163	$493

Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$2,031	$—
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
     As of June 30, 2010, we owned 96 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represents 22,483 total rooms, or 22,141 net rooms excluding those attributable to joint venture partners. The directly owned Hilton Suites in Auburn Hills, Michigan is classified as an asset held for sale. All of these hotel properties are located in the United States. At June 30, 2010, we also wholly owned $35.6 million of mezzanine or first-mortgage loan receivables. In addition, we had a 25% ownership interest in a joint venture which had $84.0 million of mezzanine loans and an 18% subordinated interest in a joint venture that was formed to hold a hotel property collateralizing a junior participation loan receivable that was foreclosed in March 2010.
     For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2010, 101 of our 102 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of June 30, 2010, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of June 30, 2010, Remington Lodging managed 46 of our 102 hotel properties, while third-party management companies managed the remaining 56 hotel properties.
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
     The following items affect our reporting comparability related to our consolidated financial statements:
•	Some of our properties’ operations have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

•	Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
different ending dates. For Marriott-managed hotels, the second quarters of 2010 and 2009 ended June 18 and June 19, respectively.
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
     Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current and projected cash flows over the estimated holding period of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. During the quarter ended June 30, 2010, we classified the Hilton Suites in Auburn Hills, Michigan as an asset held for sale as it is currently under a contract for sale and recorded a $12.1 million impairment charge for the difference between the property’s net book value and market value less cost to sell. For the quarter ended June 30, 2009 we recorded a $10.9 million impairment charge on the Hyatt Regency Dearborn hotel property that was placed in receivership and deconsolidated effective December 3, 2009.
     Assets Held for Sale and Discontinued Operations — We classify assets as held for sale when management has obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property when it becomes subject to the control of a government, court, administrator or regulator and we effectively lose control of the property/subsidiary. When deconsolidating a property/subsidiary, we recognize a gain or loss in net income measured as the difference between the fair value of any consideration received and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal. At June 30, 2010, the Hilton Suites in Auburn Hills, Michigan was classified as an asset held for sale and its operating results were classified as discontinued operations for all periods presented. For the three and six months ended June 30, 2009, discontinued operations also include the operating results of the Hyatt hotel property in Dearborn, Michigan.
     Notes Receivable — We provide mezzanine and first-mortgage financing in the form of notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as reductions to the note receivable balance. The net carrying amount of the impaired notes receivable is adjusted to reflect the net present value of the future cash flows with the adjustment recorded in impairment charges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
     Our mezzanine and first-mortgage notes receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to the senior holders in the secured hotel properties. All such notes receivable are considered to be variable interests in the entities that own the related hotels. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary that has: (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the mezzanine loan VIEs’ activities and operations, we are not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, we do not consolidate the hotels for which we have provided financing. We assess our interests in those entities on an ongoing basis to determine whether such entities should be consolidated. In evaluating VIE, our analysis involves considerable management judgment and assumptions.
     Impairment of Notes Receivable — We review notes receivable for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. No such impairment charges were recorded for the six months ended June 30, 2010. However, during the quarter ended June 30, 2010, a previously fully reserved note receivable was settled for a cash payment of $1.1 million and we recorded a credit to impairment charge for the settlement. See Notes 3 and 5. During the quarter and six months ended June 30, 2009, we recorded a valuation allowance of $129.5 million on four notes receivable in our mezzanine loan portfolio.
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
     Derivative Financial Instruments and Hedges — We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). The interest rate derivatives include swaps, caps, floors, flooridors and corridors. All derivatives are recorded net on the consolidated balance sheets at fair value in accordance with the applicable authoritative accounting guidance and reported as “Interest rate derivatives.” Accrued interest on the nonhedge-designated derivatives is included in “Accounts receivable, net” on the consolidated balance sheets. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated Other Comprehensive Income (Loss)” (“OCI”) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For derivatives that are not designated as cash flow hedges, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. Derivatives subject to master netting arrangements are reported net in the consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
     Recently Adopted Accounting Standards — In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance to redefine the characteristics of the primary beneficiary to be identified when an enterprise performs an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. This accounting guidance became effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed and ongoing reassessments of whether it is the primary beneficiary of a VIE. It also amends certain previous guidance for determining whether an entity is a VIE and eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. As of January 1, 2010, we adopted this new guidance and the adoption of the new guidance did not have a material effect on our financial condition and results of operations.
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
     Reclassifications — Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2009 have been reclassified as a result of the adoption of the authoritative accounting guidance related to noncontrolling interests and reclassification related to discontinued operations. These reclassifications have no effect on the previously reported results of operations and financial position.
3. Summary of Significant Transactions and Development
     Pending Sale of Hotel Property — In June 2010, we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million subject to the buyer’s diligence period and customary conditions to closure. We expect the sale to close in the third quarter of 2010. Based on the sales price, we recorded an impairment charge of $12.1 million for the expected loss on the sale. This hotel property has been reclassified as an asset held for sale in the consolidated balance sheet and the operating results, including the impairment charge, for all periods presented have been reported as discontinued operations in the consolidated statements of operations.
     Settlement of Notes Receivable — In May 2010, the senior mortgage lender foreclosed on the loan secured by the Four Seasons hotel property in Nevis in which we had a junior participation interest of $18.2 million. Our entire principal amount was fully reserved in 2009. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property.
     In May 2010, the mezzanine loan secured by the Le Meridien hotel property in Dallas, Texas was settled with a cash payment of $1.1 million. The loan was fully reserved during the second quarter of 2009 as the borrower ceased making debt service payments on the loan. As a result of the settlement, the $1.1 million was recorded as a credit to impairment charges in accordance with authoritative accounting guidance for impaired loans.
     In February 2010, the $23.0 million net carrying value mezzanine loan receivable secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, was restructured for a cash payment of $20.2 million and a $4.0 million note receivable. The interest payments and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges. See Note 5.
     In February 2010, we and the senior note holder of the participation note receivable formed a joint venture (the “Redus JV”) for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized the senior note participation and our $4.0 million junior participating note receivable. The note receivable was fully reserved in 2009. We have an 18% subordinated interest in Redus JV. In March 2010, the foreclosure was

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
completed and the estimated fair value of the property was $14.2 million based on a third-party appraisal. However, because (i) pursuant to the operating agreement of Redus JV, as a junior lien holder of the original participation note receivable, we are only entitled to receive our share of distributions after the original senior note holder has recovered its original investment of $18.4 million and (ii) Redus JV intends to sell the hotel property in the next 12 months, it is unlikely that the senior holder will be able to recover its original investment. Therefore, no cash flows were projected from Redus JV for the projected holding period. Under the applicable authoritative accounting guidance, we recorded a zero value for our 18% subordinated interest in Redus JV.
     Debt Modifications — In July 2010, we modified the mortgage loan secured by the JW Marriott hotel property in San Francisco, California, to change the initial maturity date to its full extended maturity of March 2013 in exchange for a principal payment of $5.0 million.
     Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown, of which $2.5 million was paid at closing and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the first installment due in three months after the closing date of April 1, 2010. We paid a modification fee of $1.5 million in lieu of the future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.
     In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property would be insufficient to cover the principal and interest payments on the note. As of the date of the report, the loan has been transferred to a special servicer. We are currently working with the loan servicer for an extension or restructure of the mortgage note.
     Repurchases of Common Shares and Units of Operating Partnership — During the three and six months ended June 30, 2010, we repurchased 2.1 million and 7.2 million shares of our common stock for a total cost of $16.0 million and $45.1 million, respectively. We have ceased the repurchase of our preferred stock indefinitely. During the three months ended June 30, 2010, 519,000 operating partnership units were redeemed at $7.25 per unit, we elected the option to pay cash, instead of common shares, of $3.8 million to the unit holders.
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Land	$516,210	$520,180
Buildings and improvements	3,003,566	3,002,249
Furniture, fixtures and equipment	409,600	394,246
Construction in progress	9,468	10,984

Total cost	3,938,844	3,927,659
Accumulated depreciation	(615,376)	(543,900)

Investment in hotel properties, net	$3,323,468	$3,383,759

     In June 2010, we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million subject to the buyer’s diligence period and customary conditions to closure. We expect the sale to close in the third quarter of 2010. Based on the sales price, we recorded an impairment charge of $12.1 million for the expected loss on the sale. This hotel property has been reclassified as an asset held for sale in the consolidated balance sheet and the operating results, including the impairment charge, for all periods presented have been reported as discontinued operations in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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
     The Westin O’Hare hotel property in Chicago, Illinois that secures a $101.0 million mortgage loan with a carrying value of $49.4 million at June 30, 2010, is currently in the process of being deeded to the lender. We anticipate the convergence will be completed in the third quarter of 2010. Upon completion of the process, the hotel property will be deconsolidated from our financial statements.
5. Notes Receivable
     Notes receivable consisted of the following at June 30, 2010 and December 31, 2009 ($ in thousands):

	June 30,	December 31,
	2010	2009
Mezzanine loan secured by 105 hotel properties, matures April 2011, with a one-year extension option, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	$25,688	$25,688
Mezzanine loan secured by one hotel property, matures January 2011, with two one-year extension options, at an interest rate of LIBOR plus 9%, with interest-only payments through maturity	7,056	7,056
Mezzanine loan with principal balance of $38,000 secured by one hotel property, matures in June 2017, at an interest rate of 9.66% through restructuring, and the balance before valuation allowance at December 31, 2009 was $33,684. The loan was restructured for a $20,181 cash payment and a $4,000 note at an interest rate of 6.09%, with interest-only payments through maturity	2,927	22,955
Mezzanine loan with principal balance of $164,000 secured by 681 extended-stay hotel properties, matured June 2009, with three one-year extension options, at an interest rate of LIBOR plus 2.5%, with interest-only payments through maturity, the balance before valuation allowance was $109,272	—	—

	35,671	55,699
Deferred loan costs, net	(44)	(44)

Total notes receivable	$35,627	$55,655

Weighted average effective interest rate	3.9%	2.4%

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
     The loans in our portfolio are collateralized by hotel properties. Some loans are collateralized by single hotel properties and others by hotel portfolios. The hotel properties are in different geographic locations, have different ages and a few of the properties have recently completed significant renovations which have a significant impact on the value of the underlying collateral. The hotel properties include independent and nationally recognized brands in all segments and classes including luxury, economy, extended-stay, full service, and select service. In addition, our loan assets can vary by position in the related borrower’s capital structure, ranging from junior mortgage participations to mezzanine loans. The terms of our notes or participations were structured based on the different features of the related collateral and the priority in the borrower’s capital structure. Based on our analyses, no additional impairment charges were recorded for the three and six months ended June 30, 2010.
     In May 2010, the mezzanine loan secured by the Le Meridien hotel property in Dallas, Texas was settled with a cash payment of $1.1 million. The loan was fully reserved during the second quarter of 2009 as the borrower ceased making debt service payments on the loan. As a result of the settlement, the $1.1 million was recorded as a credit to impairment charges in accordance with authoritative accounting guidance for impaired loans.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
     In May 2010, the senior mortgage lender foreclosed on the loan secured by the Four Seasons hotel property in Nevis in which we had a junior participation interest of $18.2 million. Our entire principal amount was fully reserved in 2009. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we recorded a zero value for our beneficial interest at June 30, 2010.
     The borrower of the $7.1 million junior participation note receivable maturing January 2011 secured by a hotel property in La Jolla, California was placed in default in 2009 for failure to make the payments as well as other reasons. The first mortgage holder also placed the borrower in default. We are in discussions with the borrower and the first mortgage holder with regard to potential workout solutions. No valuation allowance was recorded on this note because (i) we obtained personal guaranties from the principals of the borrower and the guarantors have tentatively agreed to stipulated judgment on the guaranties; (ii) the borrower has reached a tentative restructuring agreement for the restructuring of both the senior loan and the mezzanine loan, which involves the injection of new capital into the borrower; and (iii) the tentative restructuring agreement specifically does not contemplate any reduction in the principal amount of the mezzanine loan held by us. According to the preliminary restructuring plan, we expect to receive $850,000 in cash at closing for the defaulted interest payments and the interest rate of our junior participation note will be reduced to 8% for the remainder of the loan.
     In February 2010, the mezzanine loan with a principal amount of $38.0 million and a net carrying value of $23.0 million at December 31, 2009 was restructured. We received a cash payment of $20.2 million and a $4.0 million note receivable. The restructured note bears an interest rate of 6.09% and matures in June 2017 with interest only payments through maturity. The note was recorded at its net present value of $2.9 million based on its future cash flows. The interest payments and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges.
     In February 2010, we and the senior note holder of the participation note receivable formed Redus JV for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized our $4.0 million principal amount junior participating note receivable that matured in July 2009. The note receivable was fully reserved in 2009. We have an 18% subordinated interest in Redus JV. In March 2010, the foreclosure was completed and the estimated fair value of the property was $14.2 million based on a third-party appraisal. However, because (i) pursuant to the operating agreement of Redus JV, as a junior lien holder of the original participation note receivable, we are only entitled to receive our share of distributions after the original senior note holder has recovered its original investment of $18.4 million and (ii) Redus JV intends to sell the hotel property in the next 12 months, it is unlikely that the senior holder will be able to recover its original investment. Therefore, no cash flows were projected from Redus JV for the projected holding period. Under the applicable authoritative accounting guidance, we recorded a zero value for our 18% subordinated interest in Redus JV.
     At June 30, 2010, the impaired loans in our portfolio had a zero carrying value and no income was recognized on those impaired loans during the quarter and six months ended June 30, 2010. During the quarter and six months ended June 30, 2009, we recorded impairment charges on our notes receivable totaling $129.5 million. The average recorded investment in the impaired loans and the related interest income recognized for the three and six months ended June 30, 2009 were as follows (in thousands):

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Average investment in impaired loans	$106,379	$119,328

Interest income recognized on impaired loans	$674	$4,994

Interest income recognized on impaired loans using cash-basis	$—	$—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
6. Investment in Unconsolidated Joint Ventures
     As described in the previous notes, we have an 18% subordinated interest in Redus JV and a 14.4% subordinated beneficial interest in a trust that hold the Four Seasons hotel property in Nevis, both of which have a zero carrying value. In addition, we have a 25% ownership interest in a joint venture which invests in mezzanine loans. The investment in the mezzanine loan joint venture consisted of the following ($ in thousands):

	June 30,	December 31,
	2010	2009
25% of a mezzanine loan acquired at a discounted price (principal balance of $21,000), secured by 29 hotel properties, matures August 2010 with two one-year extension options, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	$20,997	$20,221
25% of a mezzanine loan at par value (principal balance of $5,375), secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	5,461	5,461
Allowance for loan losses	(5,461)	(5,461)
Other, net	129	106
Distributions	(3,087)	(2,673)
Equity in earnings since inception before discount amortization and impairment charge	3,627	3,082

Total	$21,666	$20,736

     The mezzanine loan secured by the 29 hotel portfolio remained current until the July 2010 payment, at which time there was a payment default on our loan. At this point we are pursuing our remedies under the loan documents as well as continuing discussions with the borrower and other lenders in the capital structure about possible consensual restructuring of the loan. There is not enough information at this time for us and our joint venture partner to take a position to provide a reserve against this loan.
7. Asset Held for Sale and Discontinued Operations
     During June 2010, we entered into an agreement to sell our Hilton Suites in Auburn Hills, Michigan. The sale is expected to close in the third quarter of 2010. The asset of the Hilton Suites is classified as an asset held for sale. The operating results of the Hilton Suites are classified as discontinued operations for all the periods presented. For the 2009 periods, discontinued operations also include the operating results of the Hyatt Dearborn hotel property. Effective December 3, 2009, as a receiver appointed by the State of Michigan circuit court completed taking possession and full control of the Hyatt Dearborn hotel property, the hotel property was deconsolidated and its operating results were classified as discontinued operations. The following table summarizes the operating results of the discontinued hotel properties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Hotel revenue	$1,142	$8,819	$2,158	$14,605
Hotel operating expenses	(794)	(7,389)	(1,654)	(13,750)

Operating income	348	1,430	504	855
Property taxes, insurance and other	(152)	(642)	(310)	(1,248)
Depreciation and amortization	(141)	(404)	(273)	(1,498)
Impairment charges	(12,068)	(10,871)	(12,068)	(10,871)
Interest expense and amortization of loan costs	—	(563)	—	(1,141)

Loss from discontinued operations before income tax expense	(12,013)	(11,050)	(12,147)	(13,903)
Income tax expense	(12)	(81)	(12)	(134)
Loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	2,004	1,376	2,024	1,702

Loss from discontinued operations attributable to Company	$(10,021)	$(9,755)	$(10,135)	$(12,335)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
8. Indebtedness
     Indebtedness consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

				June 30,	December 31,
Indebtedness	Collateral	Maturity	Interest Rate	2010	2009
Mortgage loan	5 hotels	December 2010(1)	LIBOR(2) + 1.72%	$203,400	$203,400
Mortgage loan	1 hotel	January 2011	8.32%	5,775	5,816
Senior credit facility	Notes receivable	April 2011(1)	LIBOR(2) + 2.75% to 3.5%(3)	250,000	250,000
Mortgage loan	10 hotels	May 2011(1)	LIBOR(2) + 1.65%	167,202	167,202
Mortgage loan	1 hotel	March 2012(4)	LIBOR(2) + 4%	60,800	60,800
Mortgage loan	1 hotel	March 2013(5)	Greater of 6.25% or LIBOR(2) + 3.75%	52,500	52,500
Mortgage loan	2 hotels	August 2013(6)	LIBOR(2) + 2.75%	153,100	156,600
Mortgage loan	1 hotel	December 2014	Greater of 5.5% or LIBOR(2) + 3.5%	19,740	19,740
Mortgage loan	8 hotels	December 2014	5.75%	109,925	110,899
Mortgage loan	1 hotel	January 2015	7.78%	4,057	4,345
Mortgage loan	10 hotels	July 2015	5.22%	160,490	160,490
Mortgage loan	8 hotels	December 2015	5.70%	100,576	100,576
Mortgage loan	5 hotels	December 2015	12.26%	142,573	141,402
Mortgage loan	5 hotels	February 2016	5.53%	115,645	115,645
Mortgage loan	5 hotels	February 2016	5.53%	95,905	95,905
Mortgage loan	5 hotels	February 2016	5.53%	83,075	83,075
Mortgage loan	1 hotel	December 2016	5.81%(7)	101,000	101,000
Mortgage loan	1 hotel	April 2017	5.91%	35,000	35,000
Mortgage loan	2 hotels	April 2017	5.95%	128,251	128,251
Mortgage loan	3 hotels	April 2017	5.95%	260,980	260,980
Mortgage loan	5 hotels	April 2017	5.95%	115,600	115,600
Mortgage loan	5 hotels	April 2017	5.95%	103,906	103,906
Mortgage loan	5 hotels	April 2017	5.95%	158,105	158,105
Mortgage loan	7 hotels	April 2017	5.95%	126,466	126,466
TIF loan	1 hotel	June 2018	12.85%	8,098	7,783
Mortgage loan	1 hotel	April 2034	Greater of 6% or Prime + 1%	6,855	6,910

Total indebtedness				$2,769,024	$2,772,396

(1)	Each of these loans has a one-year extension option remaining as of June 30, 2010. To exercise the extension option, certain covenant tests have to be met for the $250.0 million senior credit facility.

(2)	LIBOR rates were 0.35% and 0.23% at June 30, 2010 and December 31, 2009, respectively.

(3)	Based on the debt-to-assets ratio defined in the loan agreement, interest rate on this debt was LIBOR + 3% at June 30, 2010 and December 31, 2009.

(4)	This loan has two one-year extension options remaining as of June 30, 2010.

(5)	This note was modified effective July 7, 2010 to its fully extended maturity of March 2013 in exchange for a principal payment of $5.0 million.

(6)	This note was modified effective April 1, 2010 to its fully extended maturity of August 2013 without any extension tests.

(7)	This note is in the process of deed-in-lieu of foreclosure or foreclosure of the property.
     In July 2010, we modified the mortgage loan secured by the JW Marriott hotel property in San Francisco, California, to change the initial maturity date to its full extended maturity of March 2013 in exchange for a principal payment of $5.0 million and an extension fee of $119,000 to be paid in March 2012.
     Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown, of which $2.5 million was paid at closing and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the first installment due in three months after the closing date of April 1, 2010. We paid a modification fee of $1.5 million in lieu of future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.
     In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property would be insufficient to cover the principal and interest payments on the note. As of the date of this report, the loan has been transferred to a special servicer. We are currently working with the loan servicer for an extension or restructure of the mortgage note.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Beginning in December 2009, we elected to cease making payments on the $101.0 million note payable secured by the Westin O’Hare hotel property because the anticipated operating cash flows from the underlying hotel property were inadequate to cover the debt service payments. We are currently working with the lender for a deed-in-lieu of foreclosure. We anticipate the deed-in-lieu transaction will be completed in the third quarter of 2010.
9. Income (Loss) Per Share
     Basic income per common share is calculated using the two-class method by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. The following table reconciles the amounts used in calculating basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (loss) per share — Basic
Income (loss) from continuing operations attributable to the Company	$16,821	$(151,304)	$22,070	$(137,067)
Less: Dividends to preferred stocks	(4,831)	(4,831)	(9,661)	(9,661)
Less: Income from continuing operations allocated to unvested shares	(309)	—	(279)	—

Income (loss) from continuing operations to common shareholders	$11,681	$(156,135)	$12,130	$(146,728)

Loss from discontinued operations attributable to the Company	$(10,021)	$(9,755)	$(10,135)	$(12,335)
Less: Loss from discontinued operations allocated to unvested shares	259	—	228	—

Loss from discontinued operations allocated to common shareholders	$(9,762)	$(9,755)	$(9,907)	$(12,335)

Weighted average common shares outstanding	50,716	70,882	51,953	75,685

Income (loss) from continuing operations allocated to common shareholders per share	$0.23	$(2.20)	$0.23	$(1.94)
Loss from discontinued operations allocated to common shareholders per share	(0.19)	(0.14)	(0.19)	(0.16)

Net income (loss) allocated to common shareholders per share	$0.04	$(2.34)	$0.04	$(2.10)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (loss) per share — Diluted
Income (loss) from continuing operations allocated to common shareholders	$11,681	$(156,135)	$12,130	$(146,728)
Add back: Dividends distributed to Series B-1 convertible preferred stock	1,042	—	—	—
Add back: Income from continuing operations attributable to operating partnership units	3,133	—	—	—
Add back: Income from continuing operations allocated to unvested shares	309	—	—	—
Less: Income from continuing operations reallocated to unvested shares	(215)	—	—	—

Income (loss) from continuing operations allocated to common shareholders	$15,950	$(156,135)	$12,130	$(146,728)

Loss from discontinued operations allocated to common shareholders	$(9,762)	$(9,755)	$(9,907)	$(12,335)
Add back: Loss from discontinued operations allocated to operating partnership units	(2,004)	—	—	—
Add back: Loss from discontinued operations allocated to unvested shares	(259)	—	—	—
Less: Loss from discontinued operations reallocated to unvested shares	180	—	—	—

Loss from discontinued operations allocated to common shareholders	$(11,845)	$(9,755)	$(9,907)	$(12,335)

Weighted average common shares outstanding	50,716	70,882	51,953	75,685
Effect of assumed conversion of Series B-1 preferred stock	7,448	—	—	—
Effect of assumed conversion of operating partnership units	14,817	—	—	—

Total weighted average diluted shares	72,981	70,882	51,953	75,685

Income (loss) from continuing operations allocated to common shareholders per share	$0.22	$(2.20)	$0.23	$(1.94)
Loss from discontinued operations attributable to common shareholders	(0.16)	(0.14)	(0.19)	(0.16)

Net income (loss) allocated to common shareholders per share	$0.06	$(2.34)	$0.04	$(2.10)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to the anti-dilutive effect, the computation of diluted income (loss) per diluted share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (loss) from continuing operations allocated to common shareholders is not adjusted for:
Dividends to Series B-1 Preferred stock	$—	$1,043	$2,086	$2,085
Income (loss) attributable to redeemable noncontrolling interests in operating partnership units	—	(21,326)	3,945	(19,442)

Total	$—	$(20,283)	$6,031	$(17,357)

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of Preferred B-1 preferred stock	—	7,448	7,448	7,448
Effect of assumed conversion of operating partnership units	—	13,439	14,594	13,439

Total	—	20,887	22,042	20,887

10. Derivatives and Hedging Activities
     We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our debt to improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. To mitigate the nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties and believe that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The fair values of interest rate caps, floors, flooridors and corridors are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rates of the floors or rise above the strike rates of the caps. The variable interest rates used in the calculation of projected receipts on the swaps, caps, and floors are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (the “Level 2” inputs that are observable at commonly quoted intervals, other than quoted prices). We also incorporate credit valuation adjustments (the “Level 3” inputs that are unobservable and typically based on our own assumptions, as there is little, if any, related market activity) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.
     We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2010, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.35% to 2.03% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values assumed an uptrend for most of our counterparties and a downtrend for our own nonperformance risk.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which measurements fall (in thousands):

	June 30, 2010			December 31, 2009
	Level 2	Level 3	Total	Level 2	Level 3	Total

Assets
Non-hedge derivatives:
Interest rate swap	$102,818	$—	$102,818	$69,462	$—	$69,462
Interest rate cap	1	—	1	248	—	248
Interest rate flooridor	47,035	—	47,035	42,664	—	42,664
Hedge derivatives:
Interest rate cap	12	—	12	243	—	243

Subtotal	149,866	—	149,866	112,617	—	112,617

Liabilities
Non-hedge derivatives:
Interest rate floor	(24,982)	—	(24,982)	—	(17,972)	(17,972)

Subtotal	(24,982)	—	(24,982)	—	(17,972)	(17,972)

Net	$124,884	$—	$124,884	$112,617	$(17,972)	$94,645

     The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$—	$(7,439)	$(17,972)	$(17,080)
Total unrealized (loss) gain included in earnings	—	(4,082)	(2,042)	5,644
Total unrealized loss included in other comprehensive income	—	—	—	(127)
Total loss reclassified to interest expense	—	—	—	(33)
Purchases	—	—	—	162
Assets transferred into Level 3 still held at the reporting date(1)	—	73,922	—	73,922
Assets transferred out of Level 3 still held at the reporting date(1)	—	—	20,014	(87)

Balance at end of period	$—	$62,401	$—	$62,401

(1)	Transferred in/out of Level 3 because the unobservable inputs used to determine the fair value at end of period were more/less than 10% of the total valuation of these derivatives.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our non-hedge designated interest rate derivatives as of June 30, 2010 and the effects of these derivatives on the consolidated statement of operations for the three and six months ended June 30, 2010 were as follows ($ in thousands):

						Gain or (Loss)		Interest Savings or (Cost)
						Recognized in Income		Recognized in Income
						Three	Six	Three		Six
				Fair		Months	Months	Months		Months
				Value		Ended	Ended	Ended		Ended
Derivative	Notional	Strike		Asset/		June 30,	June 30,	June 30,		June 30,
Type	Amount	Rate	Maturity	(Liability)		2010	2010	2010		2010
Interest rate cap	$1,000,000	3.75%	2011	$1		$(3)	$(247)	$—		$—
		Pays LIBOR plus 2.638%, receives
Interest rate swap	$1,800,000	5.84%	2013	102,818		20,495	33,355	13,215		26,579
Interest rate floor	$1,800,000	1.25%	2013	(24,982)		(4,968)	(7,010)	(4,333)		(8,913)
Interest rate flooridor	$3,600,000	1.25% — 0.75%	2010	8,014		(4,367)	(6,787)	4,550		9,050
Interest rate flooridor	$1,800,000	1.75% — 1.25%	2010	4,098		(2,245)	(3,883)	2,275		4,525
Interest rate flooridor	$1,800,000	2.75% — 0.50%	2011	34,923		7,623	15,042	—		—

Total				$124,872	(1)	$16,535 (2)	$30,470 (2)	$15,707	(3)	$31,241	(3)

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.
     The fair value of our non-hedge designated interest rate derivatives as of June 30, 2009 and the effects of these derivatives on the consolidated statement of operations for the three and six months ended June 30, 2009 were as follows ($ in thousands):

						Gain or (Loss)				Interest Savings or (Cost)
						Recognized in Income				Recognized in Income
						Three		Six		Three		Six
				Fair		Months		Months		Months		Months
				Value		Ended		Ended		Ended		Ended
Derivative	Notional	Strike		Asset/		June 30,		June 30,		June 30,		June 30,
Type	Amount	Rate	Maturity	(Liability)		2009		2009		2009		2009
Interest rate cap	$1,000,000	3.75%	2011	$945		$689		$187		$—		$—
		Pays LIBOR plus 2.638%, receives
Interest rate swap	$1,800,000	5.84%	2013	73,922		(32,829)		(25,284)		12,706		24,668
Interest rate floor	$1,800,000	1.25%	2013	(11,521)		(4,082)		5,646		(3,824)		(7,002)
Interest rate flooridor	$1,800,000	1.25% — 0.75%	2009	4,030		(1,491)		(1,687)		2,275		4,258
Interest rate flooridor	$3,600,000	1.25% — 0.75%	2010	9,894		(16)		1,443		—		—

Total				$77,270	(1)	$(37,729	)(2)	$(19,695	)(2)	$11,157	(3)	$21,924	(3)

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our hedge-designated interest rate derivatives as of June 30, 2010 and the effects of these derivatives on the consolidated statement of operations for the three and six months ended June 30, 2010 were as follows ($ in thousands):

								Reclassified from		Gain (Loss) Recognized
						Income (Loss)		Accumulated OCI		in Income for
						Recognized in OCI		into Interest Expense		Ineffective Portion
						Three	Six	Three	Six	Three		Six
						Months	Months	Months	Months	Months		Months
				Fair		Ended	Ended	Ended	Ended	Ended		Ended
	Notional	Strike		Value		June 30,	June 30,	June 30,	June 30,	June 30,		June 30,
Derivative Type	Amount	Rates	Maturity	Asset		2010	2010	2010	2010	2010		2010
Interest rate cap	$160,000	5.00%	2010	$—		$110	$190	$110	$186	$—		$(4)
Interest rate cap	$160,000	5.00%	2011	2		(6)	(59)	—	—	(1)		(24)
Interest rate cap	$55,000	5.00%	2010	—		26	44	27	45	—		—
Interest rate cap	$55,000	5.00%	2011	—		—	(6)	—	—	—		—
Interest rate cap	$60,800	4.81%	2012	8		(16)	(93)	3	4	—		—
Interest rate cap	$203,400	4.50%	2010	2		1	(6)	1	1	—		—
Interest rate cap	$167,212	6.00%	2010	—		12	26	12	26	—		—
Interest rate cap	$167,212	4.75%	2011	—		(51)	(51)	—	—	—		—
Interest rate corridor	$130,000	4.6%-6.0%	2010	—		11	13	11	13	—		—
Interest rate cap	$19,740	4.00%	2012	—		(7)	(37)	—	—	—		—

Total				$12	(1)	$80	$21	$164	$275	$(1	) (2)	$(28	) (2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.

(2)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
     During the next twelve months, we expect $815,000 of accumulated comprehensive loss related to the interest rate derivatives will be reclassified to interest expense.
     The fair value of our hedge-designated interest rate derivatives as of June 30, 2009 and the effects of these derivatives on the consolidated statement of operations for the three and six months ended June 30, 2009 were as follows ($ in thousands):

								Reclassified from		Gain (Loss) Recognized
						Income (Loss)		Accumulated OCI		in Income for
						Recognized in OCI		into Interest Expense		Ineffective Portion
						Three	Six	Three	Six	Three		Six
						Months	Months	Months	Months	Months		Months
				Fair		Ended	Ended	Ended	Ended	Ended		Ended
	Notional	Strike		Value		June 30,	June 30,	June 30,	June 30,	June 30,		June 30,
Derivative Type	Amount	Rates	Maturity	Asset		2009	2009	2009	2009	2009		2009
Interest rate cap	$212,000	6.25%	2009	$—		$29	$62	$29	$62	$—		$—
Interest rate cap	$160,000	5.00%	2010	6		9	4	4	5	—		—
Interest rate cap	$160,000	5.00%	2011	184		136	102	—	—	6		4
Interest rate cap	$55,000	5.00%	2010	3		2	—	1	1	—		—
Interest rate cap	$55,000	5.00%	2011	19		(25)	(25)	—	—	—		—
Interest rate cap	$60,800	4.81%	2012	175		133	14	—	—	—		—
Interest rate cap	$167,212	6.00%	2010	—		(28)	(28)	—	—	—		—

Total				$387	(1)	$256	$129	$34	$68	$6	(2)	$4	(2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.

(2)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
     We have a derivative agreement that incorporates the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At June 30, 2010, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives related to this agreement was an asset of $77.8 million.
11. Impairment Charges
     For the three and six months ended June 30, 2010, an impairment charge of $12.1 million was recorded on the Hilton Suites in Auburn Hills, Michigan, that is included in the operating results of discontinued operations. During the three and six months ended June 30, 2009, we provided valuation allowances totaling $129.5 million on four mezzanine loans in our notes receivable portfolio.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the changes in allowance for losses on our mezzanine loan portfolio (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$143,884	$—	$148,679	$—
Impairment charges	(1,188)	129,456	(1,957)	129,456
Charge-offs	(24,100)	—	(28,126)	—

Balance at end of period	$118,596	$129,456	$118,596	$129,456

     In addition, in June 2010, we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million subject to the buyer’s diligence period and customary conditions to closure. We expect the sale to close in the third quarter of 2010. Based on our analysis of the sales price (a level 3 input), we recorded an impairment charge of $12.1 million for the expected loss on the sale. During the quarter ended June 30, 2009, we recorded an impairment charge of $10.9 million on the Hyatt hotel property in Dearborn, Michigan. The impairment charges are included in discontinued operations for the three and six months ended June 30, 2010 and 2009.
12. Redeemable Noncontrolling Interests
     Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common shareholders based on the weighted average ownership percentage of these limited partners’ common units and the units issued under our Long-Term Incentive Plan (the “LTIP units”) throughout the period plus distributions paid to these limited partners with regard to the Class B units. Redeemable noncontrolling interests in our operating partnership as of June 30, 2010 and December 31, 2009 were $102.8 million and $85.2 million, which represented ownership of 22.2% and 19.9% in our operating partnership, respectively. The increase in ownership percentage is due to the decrease in outstanding common shares as a result of the share repurchase program authorized by the Board of Directors and the issuance of LTIP units to executives as compensation in March 2010, net of the effect of the units repurchased and converted. During the three months ended June 30, 2010, 519,000 operating partnership units were redeemed at $7.25 per unit, we elected the option to pay cash, instead of common shares, of $3.8 million to the unit holders. In addition, 277,000 operating partnership units with a carrying value of $2.0 million were converted to common shares. The carrying value of redeemable noncontrolling interests as of June 30, 2010 and December 31, 2009 included adjustments of $38.1 million and $17.6 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. Net income attributable to these redeemable noncontrolling interests was $1.1 million and $1.9 million for the three and six months ended June 30, 2010, respectively. Net loss attributable to these redeemable noncontrolling interests was $22.7 million and $21.1 million for the three and six months ended June 30, 2009, respectively.
     At June 30, 2010, the redeemable noncontrolling interests included 2.1 million LTIP units that were issued in 2008 and 2010 to certain officers. The 2008 LTIP units vest over four and one-half years and the 2010 LTIP units vest over three years. As of June 30, 2010, the 1.1 million LTIP units issued in 2008 have reached full economic parity with the common units. Compensation expense of $864,000 and $1.2 million was recognized for the three and six months ended June 30, 2010, respectively, and $245,000 and $487,000 was recognized for the three and six months ended June 30, 2009. The unamortized value of the LTIP units was $10.9 million at June 30, 2010, which will be amortized over a period of 2.7 years.
13. Equity and Stock-Based Compensation
     Stock Repurchases — During the three and six months ended June 30, 2010, we repurchased 2.1 million and 7.2 million shares of our common stock for a total cost of $16.0 million and $45.1 million, respectively. We have ceased the repurchase of our preferred stock indefinitely.
     Stock-Based Compensation — During the three and six months ended June 30, 2010, we recognized compensation expense of $1.2 million and $2.1 million, respectively, related to our stock-based compensation plan. During the three

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and six months ended June 30, 2009, we recognized such expense of $956,000 and $2.3 million, respectively, As of June 30, 2010, the unamortized amount of the unvested shares of restricted stock was $5.8 million and will be amortized over periods between 0.2 year to 4.8 years.
     Dividends — During the six months ended June 30, 2010 and 2009, the Board of Directors declared dividends of $1.0688 per share for our 8.55% Series A preferred stock and $1.0562 per share for our 8.45% Series D preferred stock, or a total of $7.6 million.
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
     Noncontrolling Interests in Consolidated Joint Ventures — Noncontrolling interests in consolidated joint ventures at June 30, 2010 and December 31, 2009 were $17.4 million and $17.9 million, respectively, which represented ownership interests ranging from 11% to 25% of six hotel properties held by three joint ventures and is reported in equity in the consolidated balance sheets. Loss from consolidated joint ventures attributable to these noncontrolling interests was $427,000 and $1.1 million for the three and six months ended June 30, 2010, respectively, and was $450,000 and $153,000 for the three and six months ended June 30, 2009, respectively.
14. Commitments and Contingencies
     Restricted Cash — Under certain management and debt agreements existing at June 30, 2010, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenue for capital improvements.
     Franchise Fees — Under franchise agreements existing at June 30, 2010, we pay franchisor royalty fees between 2.5% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire from 2011 through 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
     Our continuing operations incurred franchise fees of $12.6 million and $12.2 million for the six months ended June 30, 2010 and 2009, respectively, which are included in other expenses in the accompanying consolidated statements of operations.
     Management Fees — Under management agreements existing at June 30, 2010, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 8.5% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2011 through 2029, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
     Income Taxes — We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2006 through 2009 remain subject to potential examination by certain federal and state taxing authorities. A federal income tax examination of one of our TRS subsidiaries is currently in process. During the quarter, the Internal

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue Service (IRS) issued a draft notice of proposed adjustment asserting that the intercompany leases for two hotel properties resulted in an overstatement of rent deductions, and hence, an under statement of taxable income for the TRS subsidiary for the tax year 2007. In July 2010, the IRS reissued the notice in final form. Our share of the range of possible federal income tax assessment asserted by the IRS is $2.0 million to $5.7 million. We expect to appeal the proposed adjustment and believe we will prevail in the settlement of the audit and that the settlement will not have a material adverse effect on our financial condition and results of operations.
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

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$174,852	$174,852	$165,168	$165,168
Restricted cash	$72,230	$72,230	$77,566	$77,566
Accounts receivable	$43,270	$43,270	$31,503	$31,503
Notes receivable	$35,627	$5,680 to $6,280	$55,655	$24,290 to $26,846
Interest rate derivatives — cash flow hedges	$12	$12	$243	$243
Interest rate derivatives — non-cash flow hedges	$124,872	$124,872	$94,402	$94,402
Due from third-party hotel managers	$40,731	$40,731	$41,838	$41,838
Financial liabilities:
Indebtedness	$2,769,024	$2,047,209 to $2,262,503	$2,772,396	$1,848,034 to $2,042,563
Accounts payable and accrued expenses	$107,549	$107,549	$91,387	$91,387
Dividends payable	$5,566	$5,566	$5,566	$5,566
Due to related parties	$1,431	$1,431	$1,009	$1,009
Due to third-party hotel managers	$2,723	$2,723	$1,563	$1,563
     Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature.
     Accounts receivable, due to/from related parties or third-party hotel managers, accounts payable, accrued expenses, and dividends payable. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments.
     Notes receivable. Fair value of the notes receivable may be determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of the notes receivable to be approximately 82% to 84% lower than the carrying value of $35.6 million at June 30, 2010, and approximately 52% to 56% lower than the carrying value of $55.7 million at December 31, 2009.
     Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the indebtedness valuation, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the indebtedness to be approximately 18% to 26% lower than the carrying value of $2.8 billion at June 30, 2010, and approximately 26% to 33% lower than the carrying value of $2.8 billion at December 31, 2009.
     Interest rate derivatives. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of Ashford and the counterparties. See Note 10 for a complete description of the methodology and assumptions utilized in determining the fair values.
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

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Three Months Ended June 30, 2010:
Total revenue	$239,131	$346	$—	$239,477

Total hotel operating expenses	157,187	—	—	157,187
Property taxes, insurance and other	14,079	—	—	14,079
Depreciation and amortization	36,129	—	—	36,129
Impairment charges	—	(1,188)	—	(1,188)
Corporate general and administrative	—	—	8,323	8,323

Total expenses	207,395	(1,188)	8,323	214,530

Operating income (loss)	31,736	1,534	(8,323)	24,947
Equity in earnings of unconsolidated joint ventures	—	664	—	664
Interest income	—	—	51	51
Other income	—	—	15,652	15,652
Interest expense and amortization of loan costs	—	—	(37,897)	(37,897)
Unrealized gain on derivatives	—	—	16,534	16,534

Income (loss) from continuing operations before income taxes	31,736	2,198	(13,983)	19,951
Income tax expense	—	—	(424)	(424)

Income (loss) from continuing operations	$31,736	$2,198	$(14,407)	$19,527

As of June 30, 2010:
Total assets	$3,496,914	$58,320	$331,897	$3,887,131

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Three Months Ended June 30, 2009:
Total revenue	$228,709	$2,421	$—	$231,130

Total hotel operating expenses	152,229	—	—	152,229
Property taxes, insurance and other	15,547	—	—	15,547
Depreciation and amortization	38,169	—	—	38,169
Impairment charges	—	129,456	—	129,456
Corporate general and administrative	—	—	6,911	6,911

Total expenses	205,945	129,456	6,911	342,312

Operating income (loss)	22,764	(127,035)	(6,911)	(111,182)
Equity in earnings of unconsolidated joint ventures	—	617	—	617
Interest income	—	—	92	92
Other income	—	—	11,214	11,214
Interest expense and amortization of loan costs	—	—	(36,007)	(36,007)
Unrealized loss on derivatives	—	—	(37,723)	(37,723)

Income (loss) from continuing operations before income taxes	22,764	(126,418)	(69,335)	(172,989)
Income tax expense	—	—	(91)	(91)

Income (loss) from continuing operations	$22,764	$(126,418)	$(69,426)	$(173,080)

As of June 30, 2009:
Total assets	$3,731,437	$108,174	$301,159	$4,140,770

Six Months Ended June 30, 2010:
Total revenue	$454,789	$683	$—	$455,472

Total hotel operating expenses	302,540	—	—	302,540
Property taxes, insurance and other	28,996	—	—	28,996
Depreciation and amortization	73,205	—	—	73,205
Impairment charge	—	(1,957)	—	(1,957)
Corporate general and administrative	—	—	14,981	14,981

Total expenses	404,741	(1,957)	14,981	417,765

Operating income (loss)	50,048	2,640	(14,981)	37,707
Equity in earnings of unconsolidated joint ventures	—	1,322	—	1,322
Interest income	—	—	112	112
Other income	—	—	31,171	31,171
Interest expense and amortization of loan costs	—	—	(75,459)	(75,459)
Unrealized gain on derivatives	—	—	30,442	30,442

Income (loss) from continuing operations before income taxes	50,048	3,962	(28,715)	25,295
Income tax expense	—	—	(409)	(409)

Income (loss) from continuing operations	$50,048	$3,962	$(29,124)	$24,886

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Six Months Ended June 30, 2009:
Total revenue	$456,403	$8,636	$—	$465,039

Total hotel operating expenses	302,996	—	—	302,996
Property taxes, insurance and other	29,331	—	—	29,331
Depreciation and amortization	78,494	—	—	78,494
Impairment charges	—	129,456	—	129,456
Corporate general and administrative	—	—	13,757	13,757

Total expenses	410,821	129,456	13,757	554,034

Operating income (loss)	45,582	(120,820)	(13,757)	(88,995)
Equity in earnings of unconsolidated joint ventures	—	1,221	—	1,221
Interest income	—	—	197	197
Other income	—	—	21,912	21,912
Interest expense and amortization of loan costs	—	—	(71,977)	(71,977)
Write-off of loan costs, premiums and exit fees, net	—	—	930	930
Unrealized loss on derivatives	—	—	(19,691)	(19,691)

Income (loss) from continuing operations before income taxes	45,582	(119,599)	(82,386)	(156,403)
Income tax expense	—	—	(259)	(259)

Income (loss) from continuing operations	$45,582	$(119,599)	$(82,645)	$(156,662)

17. Subsequent Events
     On July 9, 2010, we and Prudential Real Estate Investors (“PREI”) participated in a discounted purchase of a partial interest in an existing mezzanine loan tranche associated with JER Partner’s 2007 privatization of the Highland Hospitality portfolio. We contributed $15 million to this investment, which is more senior in the capital stack, and is a strategic complement to our existing joint venture investment made with PREI in 2008.
     In July 2010, we received notices of redemption of 200,000 units of our operating partnership and elected the option to pay the redemption in cash of $1.6 million to the unit holders.

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
EXECUTIVE OVERVIEW
General
     The U.S. economy had been in a recession since December 2007 caused by the global credit crisis and declining GDP, employment, business investment, corporate profits and consumer spending. As a result of the dramatic downturn in the economy, lodging demand in the U.S. declined significantly throughout 2008 and 2009. However, beginning in 2010, the lodging industry has been experiencing improvement in fundamentals, specifically occupancy. Our room rates, measured by the average daily rate, or ADR, which typically lags occupancy in the early stage of recovery, seem to have stabilized. We believe recent improvements in the economy will continue to positively affect the lodging industry and hotel operating results for the remainder of 2010. Our overall current strategy is to take advantage of the cyclical nature of the hotel industry. We believe that, in the current cycle, hotel values and cash flows, for the most part, peaked in 2007. Currently, we believe we will not achieve similar cash flows and values in the immediate future. Industry experts believe the industry will achieve these cash flows by 2014 through 2016.
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
     The above strategy differs somewhat from our long-term investment strategy, which is to continue to invest in a variety of lodging-related assets; however, our current strategy reflects the difficult choices we have recently faced in the business cycle. As the business cycle changes and the hotel markets continue to recover, we intend to adjust to such changes and attempt to capitalize on favorable market fundamentals within the lodging industry. Any such shift in our strategy may come about suddenly and without notice due to other changes that affect us, the presentation of compelling investment opportunities, or for other reasons beyond our control.
SIGNIFICANT TRANSACTIONS AND RECENT DEVELOPMENTS
     Pending Sale of Hotel Property — In June 2010, we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million subject to the buyer’s diligence period and customary conditions to closure. We expect the sale to close in the third quarter of 2010. Based on the sales price, we recorded an impairment charge of $12.1 million for the expected loss on the sale. This hotel property has been reclassified as an asset held for sale in the consolidated balance sheets and the operating results, including the impairment charge, for all periods presented have been reported as discontinued operations in the consolidated statements of operations.
     Settlement of Notes Receivable — In May 2010, the senior mortgage lender foreclosed on the loan secured by the Four Seasons hotel property in Nevis in which we had a junior participation interest of $18.2 million. Our entire principal amount was fully reserved in 2009. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property.
     In May 2010, the mezzanine loan secured by the Le Meridien hotel property in Dallas, Texas was settled with a cash payment of $1.1 million. The loan was fully reserved during the second quarter of 2009 as the borrower ceased making debt service payments on the loan. As a result of the settlement, the $1.1 million was recorded as a credit to impairment charges in accordance with authoritative accounting guidance for impaired loans.
     In February 2010, the $23.0 million net carrying value mezzanine loan receivable secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, was restructured for a cash payment of $20.2 million and a $4.0 million note receivable. The interest payments and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges.
     In February 2010, we and the senior note holder of the participation note receivable formed a joint venture (the “Redus JV”) for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized the senior note participation and our $4.0 million junior participating note receivable. The note receivable was fully reserved in 2009. We have an 18% subordinated interest in Redus JV. In March 2010, the foreclosure was completed and the estimated fair value of the property was $14.2 million based on a third-party appraisal. However, because (i) pursuant to the operating agreement of Redus JV, as a junior lien holder of the original participation note receivable, we are only entitled to receive our share of distributions after the original senior note holder has recovered its original investment of $18.4 million and (ii) Redus JV intends to sell the hotel property in the next 12 months, it is unlikely that the senior holder will be able to recover its original investment. Therefore, no cash flows were projected from Redus JV for the projected holding period. Under the applicable authoritative accounting guidance, we recorded a zero value for our 18% subordinated interest in Redus JV.
     Debt Modifications — In July 2010, we modified the mortgage loan secured by the JW Marriott hotel property in San Francisco, California, to change the initial maturity date to its full extended maturity of March 2013 in exchange for a principal payment of $5.0 million.
     Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown, of which $2.5 million was paid at closing and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the first installment due in three months after the closing date of April 1, 2010. We paid a modification fee of $1.5 million in lieu of the future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.
     In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property would be insufficient to cover the principal and interest payments on the note. As of the date of the report, the loan has been has been transferred to a special servicer. We are currently working with the loan servicer for an extension or restructure of the mortgage note.
     Repurchases of Common Shares and Units of Operating Partnership — During the three and six months ended June 30, 2010, we repurchased 2.1 million and 7.2 million shares of our common stock for a total cost of $16.0 million and $45.1 million, respectively. We have ceased the repurchase of our preferred stock indefinitely. During the three months ended June 30, 2010, 519,000 operating partnership units were redeemed at $7.25 per unit, we elected the option to pay cash, instead of common shares, of $3.8 million to the unit holders.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash position from operations is affected primarily by macro industry movements in occupancy and rate as well as our ability to control costs. Further, interest rates greatly affect the cost of our debt service as well as the financial hedges we put in place. We monitor very closely the industry fundamentals as well as interest rates. The strategy is that if the economy underperforms (negatively affecting industry fundamentals), some or all of the loss in cash flow should be offset by our financial hedges due to, what we believe to be, the expectation that the Federal Reserve will probably keep interest rates low. Alternatively, if the Federal Reserve raises interest rates because of inflation, our properties should benefit from the ability to rapidly raise room rates in an inflationary environment. Capital expenditures above our reserves will affect cash flow as well.
     Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, principal payments or sales of mezzanine loans, property refinancing proceeds, asset sales, and net cash derived from interest rate derivatives. Additionally, in February 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) that terminates in 2013, and is available to provide us additional liquidity if needed. Pursuant to the SEDA, YA Global has agreed to purchase up to $50.0 million (which may be increased to $65.0 million pursuant to the SEDA) of newly issued shares of our common stock if notified to do so by us in accordance with the SEDA. Our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, debt interest and principal payments, and repurchases of our securities. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
     Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $56.8 million and $59.3 million for six months ended June, 2010 and 2009, respectively. The decline is primarily due to the economic downturn that resulted in reduced hotel related revenues.
     Net Cash Flows Used in Investing Activities. For the six months ended June 30, 2010, investing activities used net cash flows of $11.5 million. Principal payments on notes receivable generated total cash of $22.0 million. Capital improvements made to various hotel properties used $33.5 million of cash. For the same period of 2009, investing activities used $33.5 million of cash for capital improvements to various hotel properties.

     Net Cash Flows Used in Financing Activities. For the six months ended June 30, 2010, net cash flows used in financing activities were $35.6 million. Cash outlays consisted of $45.1 million for purchases of common stock, $11.1 million for dividend payments to preferred shareholders and unit holders, $2.5 million payment for loan modification and extension fees, $5.4 million for repayments of indebtedness and capital leases, $3.8 million for the redemption of operating partnership units, $181,000 distribution to a noncontrolling interest joint venture partner, and $52,000 for purchasing an interest rate cap agreement. These cash outlays were partially offset by cash inflows of $31.4 million from the counterparties of our interest rate derivatives and $1.0 million of contributions from a noncontrolling interest joint venture partner. For the same period of 2009, net cash flow used in financing activities was $30.8 million. Cash outlays consisted of $53.5 million for indebtedness and capital leases payments, $33.9 million for repurchase of common stock, $10.7 million for repurchase of Series A and Series D preferred stocks, $11.8 million for dividend payments to preferred shareholders and unit holders, $8.7 million for entering into interest rate derivatives, and $1.8 million for loan costs. These cash outlays were partially offset by $67.8 million from debt refinancings, and $21.7 million cash payments from the counterparties of the interest rate derivatives.
     We are required to maintain certain financial ratios under various debt, preferred equity and derivative agreements. If we violate covenants in any debt agreements or the derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. At June 30, 2010, we were in compliance with all covenants or other requirements set forth in our debt agreements and a derivative agreement as amended.
     We are diligently working to extend most of our debt maturities in the near term. Virtually, our only recourse obligation is our $250 million senior credit facility held by 10 banks, which is fully drawn and expires in April 2011 with a one-year extension option that will take the maturity to April 2012. The main covenants in this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through March 31, 2011 (ours was 1.76x at June 30, 2010), and 1.35x thereafter until expiration; and (ii) the maximum leverage ratio, as defined, of 65% (ours was 58.5% at June 30, 2010). The only requirement to extend the credit facility is that the facility be in a non-default status with respect to the covenants. We believe we will be able to extend or refinance a portion or all of this senior credit facility before maturity, and if it becomes necessary to pay down the principal balance, we believe we will be able to accomplish that with cash on hand, equity raises or, to the extent necessary, asset sales.
     The articles governing our Series B-1 preferred stock require us to maintain certain covenants. The impairment charges recorded during the quarter ended June 30, 2009 could have prevented us from satisfying one financial ratio. However, the holder of the Series B-1 preferred stock reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second, third and fourth quarters of 2009 as they impacted the financial ratio calculations for the affected periods. At June 30, 2010, we are in compliance with all covenants required under the articles governing the Series B-1 preferred stock.
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
     We are committed to an investment strategy where we will opportunistically pursue hotel investments as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loans, or from proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, joint ventures and repayments of our loan investments. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments. We are encouraged by the incremental improvement in both the capital and debt markets over the last quarter and will continue to look at capital raising options.

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
RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended		Favorable/	Six Months Ended		Favorable/
	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2010	2009	Change	2010	2009	Change

Total revenue	$239,477	$231,130	$8,347	$455,472	$465,039	$(9,567)
Total hotel operating expenses	$(157,187)	$(152,229)	$(4,958)	$(302,540)	$(302,996)	$456
Property taxes, insurance and other	$(14,079)	$(15,547)	$1,468	$(28,996)	$(29,331)	$335
Depreciation and amortization	$(36,129)	$(38,169)	$2,040	$(73,205)	$(78,494)	$5,289
Impairment charges	$1,188	$(129,456)	$130,644	$1,957	$(129,456)	$131,413
Corporate general and administrative	$(8,323)	$(6,911)	$(1,412)	$(14,981)	$(13,757)	$(1,224)
Operating income (loss)	$24,947	$(111,182)	$136,129	$37,707	$(88,995)	$126,702
Equity in earnings of unconsolidated joint ventures	$664	$617	$47	$1,322	$1,221	$101
Interest income	$51	$92	$(41)	$112	$197	$(85)
Other income	$15,652	$11,214	$4,438	$31,171	$21,912	$9,259
Interest expense and amortization of loan costs	$(37,897)	$(36,007)	$(1,890)	$(75,459)	$(71,977)	$(3,482)
Write-off of loan costs, premiums and exit fees, net	$—	$—	$—	$—	$930	$(930)
Unrealized gain (loss) on derivatives	$16,534	$(37,723)	$54,257	$30,442	$(19,691)	$50,133
Income tax expense	$(424)	$(91)	$(333)	$(409)	$(259)	$(150)
Income (loss) from continuing operations	$19,527	$(173,080)	$192,607	$24,886	$(156,662)	$181,548
Loss from discontinued operations	$(12,025)	$(11,131)	$(894)	$(12,159)	$(14,037)	$1,878
Net income (loss)	$7,502	$(184,211)	$191,713	$12,727	$(170,699)	$183,426
Loss from consolidated joint ventures attributable to noncontrolling interests	$427	$450	$(23)	$1,129	$153	$976
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(1,129)	$22,702	$(23,831)	$(1,921)	$21,144	$(23,065)
Net income (loss) attributable to the Company	$6,800	$(161,059)	$167,859	$11,935	$(149,402)	$161,337
     Income from continuing operations includes the operating results of 101 hotel properties included in continuing operations that we have owned throughout the entirety of both the three and six months ended June 30, 2010 and 2009. The following table illustrates the key performance indicators of these hotels:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total hotel revenue (in thousands)	$238,994	$228,504	$454,577	$456,024
Room revenue (in thousands)	$178,685	$171,551	$341,007	$340,915
RevPAR (revenue per available room)	$93.28	$89.54	$89.29	$89.27
Occupancy	73.74%	68.83%	70.41%	66.17%
ADR (average daily rate)	$126.49	$130.08	$126.82	$134.91
Comparison of the Three Months Ended June 30, 2010 and 2009
     Revenue. Room revenue for the three months ended June 30, 2010 (the “2010 quarter”) increased $7.1 million, or 4.2%, to $178.7 million from $171.6 million for the three months ended June 30, 2009 (the “2009 quarter”). The increase in room revenue was primarily due to the improved occupancy which is partially offset by the decline in average daily rate. During the 2010 quarter, we experienced a 491 basis points increase in occupancy as the economy improved. Decline in market demand during the economic downturn placed tremendous pressure on rates to maintain occupancy levels. We observed businesses adopting cost saving initiatives on their travel and meeting expenses. Food and beverage experienced a similar increase of $3.7 million due to improved occupancy. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, experienced a slight decline of $367,000.
     Rental income from the triple-net operating lease increased $49,000 primarily due to higher hotel revenues related to that property during the 2010 quarter resulting from higher occupancy net of the effect of lower ADR.
     Interest income from notes receivable decreased $2.1 million for the 2010 quarter compared to the 2009 quarter primarily due to the impairment of five mezzanine loans in our portfolio during 2009 and one loan that was sold in the fourth quarter of 2009.
     Asset management fees and other were $137,000 for the 2010 quarter and $205,000 for the 2009 quarter. The decrease is primarily due to the expiration at December 31, 2009 of a consulting agreement with a joint venture.
     Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $3.6 million in direct expenses and $1.4 million in indirect expenses and management fees in the 2010 quarter. The increase in these expenses is primarily attributable to the higher occupancy, the higher incentive management fees resulting from increased hotel revenues, and the sales and marketing expenses. The direct expenses were 33.3% of total hotel revenue for both the 2010 quarter and the 2009 quarter.
     Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $1.5 million for the 2010 quarter to $14.1 million. The decrease is primarily due to a $1.1 million reduction in property taxes resulting from our successful appeals as we secured significant assessed value reductions related to certain of our hotel properties. The reduction in real estate taxes was partially offset by the tax rate increases in some jurisdictions as city/county and state governments try to maintain their tax base. In addition, insurance costs decreased by $300,000 due to fewer uninsured losses being incurred during the 2010 quarter. The decrease in insurance costs was partially offset by higher premiums for property policies renewed since June 30, 2009.
     Depreciation and Amortization. Depreciation and amortization decreased $2.0 million, or 5.3%, for the 2010 quarter compared to the 2009 quarter primarily due to certain assets that had been fully depreciated since June 30, 2009, which is partially offset by an increase in depreciation expense resulting from capital improvements made at certain hotel properties since June 30, 2009.
     Corporate General and Administrative. Corporate general and administrative expense increased to $8.3 million for the 2010 quarter compared to $6.9 million for the 2009 quarter. The non-cash stock/unit-based compensation expense increased $866,000 primarily due to certain restricted stock/unit-based awards granted in the current year at a higher cost per share. Other corporate general and administrative expenses increased $546,000 primarily attributable to increased salaries and benefits, compensation consulting fees, and charitable donations during the 2010 quarter.
     Equity in Earnings of Unconsolidated Joint Ventures. Equity in earnings of unconsolidated joint ventures was $664,000 and $617,000 for the 2010 quarter and 2009 quarter, respectively. As of June 30, 2010, the joint venture owned $82.4 million of mezzanine notes in which we have a 25% ownership interest.
     Interest Income. Interest income decreased $41,000 for the 2010 quarter compared to the 2009 quarter primarily due to the decline in short-term interest rates and lower average cash balances during the 2010 quarter.
     Other Income. Other income was $15.7 million and $11.2 million for the 2010 quarter and the 2009 quarter, respectively, which represents the net interest income on the non-hedge interest rate swap, floor and flooridors. The increase in other income is primarily due to income from two interest rate flooridors we entered into since June 30, 2009.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.9 million to $37.9 million for the 2010 quarter from $36.0 million for the 2009 quarter. The increase is primarily attributable to certain loans that were refinanced at higher interest rates. The increase was partially offset by lower average debt balance outstanding and the decrease in interest expense on our variable rate debt as a result of lower

LIBOR rates in the 2010 quarter. The average LIBOR rates for the 2010 quarter and the 2009 quarter were 0.32% and 0.37%, respectively.
     Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives represents primarily the changes in fair value of the interest rate swap, floor, flooridor and cap transactions we entered into since March 2008 which were not designated as cash flow hedges. During the 2010 quarter and the 2009 quarter, we recorded an unrealized gain of $16.5 million and an unrealized loss of $37.7 million, respectively, on these derivatives. The fair value of these derivatives increased during the 2010 quarter primarily due to the two interest rate flooridors we entered into since June 30, 2009 and the movements in the LIBOR forward curve used in determining the fair value.
     Income Tax Expense. We recorded an income tax expense from continuing operations of $424,000 for the 2010 quarter and $91,000 for the 2009 quarter. The increase in the 2010 quarter is primarily due to providing for income taxes on two of our TRS subsidiaries that are generating taxable income in the 2010 quarter and an increase in the Texas Margin Tax resulting from an increase in the portion of revenues attributable to operations in Texas. Our largest TRS subsidiary began generating taxable income in 2010. Despite the utilization of net operating loss carryforwards for regular tax purposes, we had to accrue federal alternative minimum taxes. Another TRS subsidiary began generating taxable income in the fourth quarter of 2009 and continues to do so in 2010. Accordingly, we accrued federal and state income taxes for this subsidiary.
     Loss from Discontinued Operations. Loss from discontinued operations was $12.0 million for the 2010 quarter and $11.1 million for the 2009 quarter, which represents the operating results of the Hilton Suites in Auburn Hills, Michigan that is currently under contract for sale and the Hyatt Regency Dearborn hotel property that was deconsolidated as a result of the property being placed in receivership in December 2009.
     Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During the 2010 quarter and the 2009 quarter, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $427,000 and $450,000, respectively. Noncontrolling interests in consolidated joint ventures represent ownership interests ranging from 11% to 25% of six hotel properties held by three joint ventures.
     Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net income allocated to noncontrolling interests and distributions paid to these limited partners were $1.1 million for the 2010 quarter and net loss allocated to these noncontrolling interests was $22.7 million for the 2009 quarter. The redeemable noncontrolling interests in operating partnership increased from 17.0% at June 30, 2009 to 22.2% at June 30, 2010. The increase was due to the decrease in average outstanding common shares as a result of the repurchase of our common shares and the issuance of LTIP units to certain officers as compensation in March 2010, net of the effect of the units repurchased and converted during the 2010 quarter.
Comparison of the Six Months Ended June 30, 2010 with Six Months Ended June 30, 2009
     Revenue. Room revenue for the six months ended June 30, 2010 (the “2010 period”) increased slightly to $341.0 million from $340.9 million for the six months ended June 30, 2009 (the “2009 period”). The room revenue increase resulting from the improved occupancy in the 2010 period of 424 basis points was substantially offset by the decrease in average daily rate. The economic downturn placed tremendous pressure on rates to maintain occupancy levels. We observed businesses adopting cost saving initiatives on their travel and meeting expenses. Food and beverage experienced a small decline of $59,000 due to lower volume on catering and banquet events. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, experienced a $1.4 million decline due to less demand for these services.
     Rental income from the triple-net operating lease decreased $52,000 primarily due to lower hotel revenues related to that hotel property resulting from the lower ADR net of the effect of higher occupancy during the 2010 period.
     Interest income from notes receivable decreased $8.0 million for the 2010 period compared to the 2009 period primarily due to the impairment of five mezzanine loans in our portfolio during 2009 and one loan that was sold in the fourth quarter of 2009. The mezzanine loan secured by the Ritz Carlton hotel property in Key Biscayne, Florida that was impaired in 2009 was settled in the first quarter of 2010 for $20.2 million in cash and a $4.0 million principal note. The $4.0 million note was recorded at its net present value of $2.9 million at June 30, 2010, based on its future cash flows. Currently, the cash received from the $4.0 million note and the valuation adjustments to the net carrying amount of the note have been recorded as credits to impairment charges in accordance with applicable authoritative accounting guidance.
     Asset management fees and other were $212,000 for the 2010 period and $379,000 for the 2009 period. The decrease is primarily due to the expiration at December 31, 2009 of a consulting agreement with a joint venture.
     Hotel Operating Expenses. We experienced an increase of $1.6 million in direct expenses and a decrease of $2.0 million reduction in indirect expenses and management fees in the 2010 period. The increase in direct expense is primarily the result of improved occupancy during the 2010 period. The decline in indirect expenses was primarily attributable to a decrease in general and administrative expense at the property level and the result of renegotiated vendor contracts and adjustments to service levels. The direct expenses were 33.7% of total hotel revenue for the 2010 period as compared to 33.3% for the 2009 period.
     Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $335,000 for the 2010 period to $29.0 million. Property taxes decreased $892,000 resulting from our successful appeals for the assessed value reductions related to certain of our hotel properties, which was partially offset by the tax rate increases in some jurisdictions as city/county and state governments try to maintain their tax base. The decrease in property taxes was partially offset by the increase in insurance costs of $557,000. The increase in insurance costs is primarily due to higher premiums for property policies renewed since June 30, 2009.
     Depreciation and Amortization. Depreciation and amortization decreased $5.3 million, or 6.7%, for the 2010 period compared to the 2009 period primarily due to certain assets that had been fully depreciated since June 30, 2009, which is partially offset by an increase in depreciation expense resulting from capital improvements made at certain hotel properties since June 30, 2009.
     Corporate General and Administrative. Corporate general and administrative expense increased to $15.0 million for the 2010 period compared to $13.8 million for the 2009 period. The non-cash stock/unit-based compensation expense increased $482,000 primarily due to certain restricted stock/unit-based awards granted in the current year at a higher cost per share. Other corporate general and administrative expenses increased $742,000 primarily attributable to increased salaries and benefits, compensation consulting fees, and charitable donations during the 2010 period.
     Equity in Earnings of Unconsolidated Joint Ventures. Equity in earnings of unconsolidated joint ventures was $1.3 million and $1.2 million for the 2010 period and 2009 period, respectively.
     Interest Income. Interest income decreased $85,000 for the 2010 period compared to the 2009 period primarily due to the decline in short-term interest rates and lower average cash balances during the 2010 period.
     Other Income. Other income was $31.2 million and $21.9 million for the 2010 period and the 2009 period, respectively, which represents the net interest income on the non-hedge interest rate swap, floor and flooridors. The increase in other income is primarily due to two interest rate flooridors we entered into since June 30, 2009.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $3.5 million to $75.5 million for the 2010 period from $72.0 million for the 2009 period. The increase is primarily attributable to certain loans that were refinanced at higher interest rates. The increase was partially offset by the lower average debt balance outstanding and the decrease in interest expense on our variable rate debt as a result of lower LIBOR rates in the 2010 period. Average LIBOR rates for the 2010 period and the 2009 period were 0.27% and 0.42%, respectively.
     Write-off of Loan Cost, Premiums and Exit Fees, Net. During the 2009 period we refinanced the $47.4 million mortgage loan secured by a hotel property in Arlington, VA with a $60.8 million loan. The unamortized debt premium of $1.4 million and loan cost of $411,000 on the loan were written off at refinance.
     Unrealized Gain (Loss) on Derivatives. During the 2010 period and the 2009 period, we recorded an unrealized gain of $30.4 million and an unrealized loss of $19.7 million, respectively, on our interest rate derivatives. The fair value of these derivatives increased during the 2010 period primarily due to the new derivatives we entered into since June 30, 2009 and the movements in the LIBOR forward curve used in determining the fair value.

     Income Tax Expense. We recorded an income tax expense from continuing operations of $409,000 for the 2010 period and $259,000 for the 2009 period. The increase in the 2010 period is primarily due to providing for income taxes on our largest TRS subsidiary and an increase in the Texas Margin Tax resulting from an increase in the portion of revenues attributable to operations in Texas. The TRS subsidiary began generating taxable income in 2010. Despite the utilization of net operating loss carryforwards for regular tax purposes, we had to accrue federal alternative minimum taxes.
     Loss from Discontinued Operations. Loss from discontinued operations was $12.2 million and $14.0 million for the 2010 period and the 2009 period, respectively, which represents the operating results of the Hilton Suites in Auburn Hills, Michigan that is currently under contract for sale and the Hyatt Regency Dearborn hotel property that was deconsolidated as a result of the property being placed in receivership in December 2009.
     Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During the 2010 period and the 2009 period, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $1.1 million and $153,000, respectively.
     Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net income allocated to noncontrolling interests and distributions paid to these limited partners were $1.9 million, for the 2010 period, and net loss allocated to these noncontrolling interests was $21.1 million for the 2009 period.
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
     There has been no other significant new accounting policies employed during the six months ended June 30, 2010. See our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS
     There were no other new accounting standard updates that were issued during the six months ended June 30, 2010 that are applicable to us.
NON-GAAP FINANCIAL MEASURES
     The following non-GAAP presentations of EBITDA and FFO are made to help our investors in evaluating our operating performance. EBITDA is defined as net income (loss) attributable to the Company before interest expense, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership. We present EBITDA because we believe it provides useful information to investors as it is an indicator of our ability to meet our future debt payment requirements, working capital requirements and it provides an overall evaluation of our financial condition. EBITDA, as calculated by us may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as a indicator of liquidity. The following table reconciles net income (loss) to EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$7,502	$(184,211)	$12,727	$(170,699)
Loss from consolidated joint ventures attributable to noncontrolling interests	427	450	1,129	153
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,129)	22,702	(1,921)	21,144

Net income (loss) attributable to the Company	6,800	(161,059)	11,935	(149,402)
Depreciation and amortization	35,322	37,783	71,640	78,426
Interest expense and amortization of loan costs	37,436	36,090	74,541	72,162
Income tax expense	436	172	421	393
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	1,129	(22,702)	1,921	(21,144)
Interest income	(51)	(91)	(111)	(191)

EBITDA(1)	$81,072	$(109,807)	$160,347	$(19,756)

(1)	EBITDA is not adjusted for income received from interest rate derivatives because the related derivatives are not designated as hedges under the applicable authoritative accounting guidance and therefore, this income is reported as other income instead of a reduction of interest expense in accordance with GAAP.
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

     The following table reconciles net income (loss) to FFO (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$7,502	$(184,211)	$12,727	$(170,699)
Loss from consolidated joint ventures attributable to noncontrolling interests	427	450	1,129	153
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,129)	22,702	(1,921)	21,144
Preferred dividends	(4,831)	(4,831)	(9,661)	(9,661)

Net income (loss) attributable to common shareholders	1,969	(165,890)	2,274	(159,063)
Depreciation and amortization of real estate	35,255	37,713	71,505	78,279
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	1,129	(22,702)	1,921	(21,144)

FFO available to common shareholders	$38,353	$(150,879)	$75,700	$(101,928)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     One of our primary market risk exposures consists of changes in interest rates on borrowings under our debt instruments, our derivatives portfolio and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
     At June 30, 2010, our $2.8 billion debt portfolio included $913.6 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2010 would be approximately $2.1 million per year. Interest rate changes will have no impact on the remaining $1.9 billion of fixed rate debt.
     We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. The changes in the fair market values of these transactions are recorded in earnings. Based on the LIBOR rates in effect on June 30, 2010, the interest rate derivatives we entered into since 2008 would result in income of approximately $62.8 million for 2010. Due to the interest rate cap and floor on these derivatives, a 25-basis point change to the LIBOR rates from the rates level at June 30, 2010, would not change the amount of the projected income on these derivatives.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2010, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.	CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to repurchases we made of shares of our common stock and units of our operating partnership during each month of the second quarter of 2010:

	Total			Shares/Units	Maximum Dollar Value
	Number of		Average	Purchased	of Shares That
	Shares/Units		Price Paid	As Part of Publicly	May Yet Be Purchased
Period	Purchased		Per Share	Announced Plan(1)	Under the Plan
Dollar amount available at beginning of period					$79,714,000
Common stock:
April 1 to April 30	175,200		$7.93	175,200		(3)
May 1 to May 31	1,171,029	(2)	7.53	1,145,300		(3)
June 1 to June 30	769,500		7.70	769,500		(3)

Total	2,115,729		$7.63	2,090,000

Operating partnership units:
April 1 to April 30	518,988		$7.25	518,988		(3)

(1)	In November 2007, our Board of Directors authorized a $50 million common stock repurchase plan, which was announced on November 21, 2007. The repurchase plan was increased by $75 million in September 2008, and the program was subsequently amended to include both common and preferred stock. In January 2009, the Board of Directors authorized an additional $200 million for the repurchase plan and expanded the plan to include the prepayment of our outstanding debt obligations. In February 2010, the Board of Directors expanded the repurchase program further to also include the potential repurchase of units of our operating partnership. We have ceased the repurchase of our preferred stock under this plan indefinitely.

(2)	Includes 25,729 shares forfeited to the Company to satisfy employees’ federal income obligations in connection with vesting of equity grants issued under our stock-based compensation plan.

(3)	Maximum dollar value of shares that may yet be purchased under the plan at the end of April, May and June of 2010 was $74,563,000, $65,925,000 and $60,000,000, respectively.

ITEM 6.	EXHIBITS

Exhibit	Description
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date: August 6, 2010	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer