Form 10-K/A
period 2009-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2010-09-13
CIK 1232582

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

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2009 of Ashford Hospitality Trust, Inc., filed with the Securities and Exchange Commission on March 2, 2009 (the “Form 10-K”), is being filed solely to amend the Exhibit Index to include a reference to Exhibit 10.25.4.5.3 — Third Amendment to Credit Agreement, dated as of December 24, 2008, by and among Ashford Hospitality Trust Limited Partnership, Ashford Hospitality Trust, Inc., the Grantors party thereto, the Lenders party thereto, and Wachovia National Bank, National Association, that was inadvertently omitted from the Form 10-K. This Amendment supplements but does not replace or amend any other information previously included in the Form 10-K.

1

EXHIBIT INDEX

TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR
ENDED DECEMBER 31, 2009 OF ASHFORD HOSPITALITY TRUST , INC.

Exhibit		Description

3.1		Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)
3	.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed on July 31, 2003)
3	.2.2	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Form 10-K, filed on March 29, 2004)
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)
4	.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)
4	.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4.1 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)
4.2		Articles Supplementary for Series B-1 Cumulative Convertible Redeemable Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)
4.3		Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)
4.4		Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)
10	.1.1	Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.4 to the Registrant’s Form 10-Q, filed on May 9, 2007)
10	.1.2	Amended No. 1 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.5 of Form 8-K, dated July 24, 2007, for the event dated July 18,2007)
10	.1.3	Amend No. 2 to Third Amended Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Form 10-K, filed on February 29, 2008))
10	.1.4	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 27, 2008)
10.2		Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)
10	.3.1	Amended and Restated 2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated May 9, 2005, for the event dated May 3, 2005)
10	.3.1.1	Amendment No. 1 to the Amended and Restated 2003 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.3.1.1 to the Registrant’s Form 10-K, filed on March 2, 2009)
10	.3.2	Amended and Restated Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 8, 2008, for the event dated April 4, 2008)
10	.3.2.1	First Amendment to the Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 7, 2009, for the event dated December 31, 2008)

Exhibit		Description

10.4		Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.1	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.2	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.3	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.4	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.5	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.6	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.6 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.7	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David J. Kimichik (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.8	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Mark L. Nunneley (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.9	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.9 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.10	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.10 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.11	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.11 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.12	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Mark L. Nunneley (incorporated by reference to Exhibit 10.5.12 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10.6		Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)
10	.6.1	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS Corporation (incorporated by reference to Exhibit 10.6.1 of Form 10-K, filed on March 9, 2007)
10.7		Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)
10	.8.1	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated October 7, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on November 14, 2003)
10	.8.2	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated January 4, 2004 Bylaws (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Form 10-K, filed on March 29, 2004)
10.9		Guaranty by Ashford Financial Corporation in favor of Ashford Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.26 of Form S-11/A, filed on July 31, 2003)

Exhibit		Description

10.10		Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)
10.11		Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)
10.13		Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10.14		Purchase Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10	.14.1	Form of Registration Rights Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.14.1 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.14.2	Amendment No. 1 to Purchase Agreement, dated February 8, 2005, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.2 to the Registrant’s Form 8-K, dated February 10, 2005, for the event dated February 8, 2005)
10.16		Commitment Letter, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.8 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.1	Early Rate Lock Agreement, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.9 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.2	Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.2.1	Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.3	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.3.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.4	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.4.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.5	Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)

Exhibit		Description

10	.16.5.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14.1 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)
10.17		Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.1	Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.1 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.2	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.2 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.3	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.3 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.4	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.4 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.5	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.5 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10.21		Purchase and Sale Agreement, dated May 18, 2006, between the Registrant and EADS Associates Limited Partnership (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K, dated May 23, 2006, for the event dated May 18, 2006)
10	.23.1	Loan Agreement, dated December 7, 2006, between the Registrant and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.31.1 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)
10	.23.2	$212 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.2 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)
10	.23.3	$35 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.3 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)
10.24		Loan Agreement, dated November 16, 2006, between the Registrant and Morgan Stanley Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K, dated November 20, 2006, for the event dated November 16, 2006)
10.25		Purchase and Sale Agreement, dated January 18, 2007, between the Registrant and CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33 of Form 10-K, filed on March 9, 2007)
10	.25.1	Agreement and Plan of Merger, dated January 18, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1 of Form 10-K, filed on March 9, 2007)
10	.25.1.1	Amendment #1 to Agreement and Plan of Merger, dated February 21, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.1 of Form 10-Q, filed on May 9, 2007)
10	.25.1.2	Amendment #2 to Agreement and Plan of Merger, dated April 4, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.2 of Form 10-Q, filed on May 9, 2007)

Exhibit		Description

10	.25.2	Guaranty Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. in favor of CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33.2 of Form 10-K, filed on March 9, 2007)
10	.25.3	Contribution and Rights Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. (incorporated by reference to Exhibit 10.33.3 of Form 10-K, filed on March 9, 2007)
10	.25.4	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Holder I LLC, Ashford Sapphire Junior Holder II LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.1	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Mezz I LLC, Ashford Sapphire Junior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.1 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.2	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Senior Mezz I LLC, Ashford Senior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.2 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.3	Mortgage Security Agreement, Assignment of Rents and Fixture Filing from Ashford Atlantic Beach LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Sea Turtle Inn, Atlantic Beach, Florida (incorporated by reference to Exhibit 10.25.4.3 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.25.4.3a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.3a to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.25.4.4	Mortgage Security Agreement, Assignment of Rents and Fixture Filing from Ashford Edison LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Courtyard Edison, Edison, New Jersey (incorporated by reference to Exhibit 10.25.4.3 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.25.4.4a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.3a to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.25.4.5	Credit Agreement, dated as of April 10, 2007, by and among Ashford Hospitality Limited Partnership, as Borrower, Ashford Hospitality Trust, Inc., as Parent, Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc. and Merrill Lynch Bank USA, as Co-Syndication Agents, each of Bank America, N.A. and Caylon New York Branch, as Co-Documentation Agents and the financial institutions initially signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.33.4.5 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 10, 2007)
10	.25.4.5.1	First Amendment to Credit Agreement between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.1 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)
10	.25.4.5.2	Second Amendment to Credit Agreement and First Amendment to Security Agreement dated as of June 23, 2008 by and among Ashford Hospitality Limited Partnership, as the Borrower, Ashford Hospitality Trust, Inc., as the Parent and Grantor, each of the Lenders party thereto, and Wachovia Bank, National Association, as Secured Party (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated June 26, 2008, for the event dated June 23, 2008)
10	.25.4.5.3	Third Amendment to Credit Agreement, dated as of December 24, 2008, by and among Ashford Hospitality Trust Limited Partnership, Ashford Hospitality Trust, Inc., the Grantors party thereto, the Lenders party thereto, and Wachovia National Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated December 29, 2008, for the event dated December 24, 2008)
10	.25.4.5.4	Guarantor Acknowledgement of the Registrant in favor of Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.2 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)

Exhibit		Description

10	.25.4.5.5	Revolving Note Agreements between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.3 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)
10	.25.4.6	Guaranty for Fixed-Rate Pool 1, executed as of April 11, 2007 by the Registrant, for the benefit of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25.4.6 to Form 10-Q, filed on November 6, 2009)
10	.25.4.6a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.6a to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.25.4.7	Guaranty Agreement for Floating-Rate Pool between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.7 of Form 10-Q, filed on May 9, 2007)
10	.25.4.8	Guaranty Agreement for Junior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.8 of Form 10-Q, filed on May 9, 2007)
10	.25.4.9	Guaranty Agreement for Intermediate Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.9 of Form 10-Q, filed on May 9, 2007)
10	.25.4.10	Guaranty Agreement for Senior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.10 of Form 10-Q, filed on May 9, 2007)
10	.25.5	Stock Purchase Agreement, dated April 11, 2007, between the registrant and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.33.5 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
10	.25.5.1	Investor Rights Agreement, dated April 11, 2007, between the registrant and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.33.5.1 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
10	.25.5.2	Letter Agreement, dated April 10, 2007, between the registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.33.5.2 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
10.26		Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K, filed on February 29, 2008)
10	.26.1	Joint Venture Agreement to the Investor Program Agreement, dated February 6, 2008, between Registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.1 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.26.2	Loan Servicing Agreement to the Investor Program Agreement, dated February 6, 2008, between Registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.2 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.26.3	Limited Liability Company Agreement of PIM Ashford Venture I, LLC, dated February 6, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.3 to the Registrant’s Form 10-K, filed on February 29, 2008)
10.27		ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)
10	.27.1	Schedule to the Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)
10	.27.2	Letter Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1.2 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)
10.28		Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Alan L. Tallis (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

Exhibit		Description

10.29		Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.30.1	Confirmation of Trade, dated December 8, 2008, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Bank of America, N.A. as effected on December 2, 2008 (incorporated by reference to the Exhibit 10.30.1 to the Registrant’s Form 10-K, filed on March 2, 2009)
10	.30.2	Confirmation of Trade, dated December 8, 2008, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Credit Suisse International as effected on December 2, 2008 (incorporated by reference to the Exhibit 10.30.1 to the Registrant’s Form 10-K, filed on March 2, 2009)
10	.30.3	Confirmation of Trade, dated March 5, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from UBS AG as effected on December 14, 2009 (incorporated by reference to the Exhibit 10.30.3 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.30.4	Confirmation of Trade, dated July 1, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Bank of New York Mellon as effected on December 14, 2010 (incorporated by reference to the Exhibit 10.30.4 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.30.5	Confirmation of Trade, dated July 1, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from SMBC Capital Markets, Inc. as effected on December 14, 2009 (incorporated by reference to the Exhibit 10.30.5 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.30.6*	Confirmation of Trade, dated October 21, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Calyon Corporate and Investment Bank New York Branch as effected on October 21, 2009
21	.1*	Registrant’s Subsidiaries Listing as of December 31, 2009
23	.1*	Consent of Ernst & Young LLP
31	.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
32	.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	Filed herewith.

EXHIBIT INDEX

TO AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR
ENDED DECEMBER 31, 2009 OF
ASHFORD HOSPITALITY TRUST, INC.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended Securities LLC.
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2010.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer