Form 10-Q
period 2010-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2010-11-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	51,284,182

(Class)	Outstanding at November 9, 2010

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments in hotel properties, net	$3,253,095	$3,383,759
Cash and cash equivalents	72,120	165,168
Restricted cash	68,113	77,566
Accounts receivable, net of allowance of $402 and $492, respectively	36,682	31,503
Inventories	2,816	2,975
Notes receivable	33,095	55,655
Investment in unconsolidated joint ventures	36,590	20,736
Deferred costs, net	19,832	20,960
Prepaid expenses	15,410	13,234
Interest rate derivatives	125,256	94,645
Other assets	3,492	3,471
Intangible assets, net	2,921	2,988
Due from third-party hotel managers	45,122	41,838

Total assets	$3,714,544	$3,914,498

Liabilities and Equity
Liabilities:
Indebtedness	$2,489,475	$2,772,396
Capital leases payable	49	83
Accounts payable and accrued expenses	98,940	91,387
Dividends payable	7,309	5,566
Unfavorable management contract liabilities	16,810	18,504
Due to related parties	1,929	1,009
Due to third-party hotel managers	2,059	1,563
Other liabilities	7,714	7,932

Total liabilities	2,624,285	2,898,440

Commitments and contingencies (Note 14)

Preferred stock, $0.01 par value, Series B-1 Cumulative Convertible Redeemable Preferred Stock, 7,447,865 shares issued and outstanding	75,000	75,000
Redeemable noncontrolling interests in operating partnership	118,720	85,167

Equity:
Shareholders’ equity of the Company:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A Cumulative Preferred Stock, 1,487,900 shares issued and outstanding at September 30, 2010 and December 31, 2009	15	15
Series D Cumulative Preferred Stock, 8,966,797 and 5,666,797 shares issued and outstanding at September 30, 2010 and December 31, 2009	90	57
Common stock, $0.01 par value, 200,000,000 shares authorized, 123,026,246 and 122,748,859 shares issued at September 30, 2010 and December 31, 2009; 51,121,677 and 57,596,878 shares outstanding at September 30, 2010 and December 31, 2009	1,230	1,227
Additional paid-in capital	1,513,224	1,436,009
Accumulated other comprehensive loss	(796)	(897)
Accumulated deficit	(405,802)	(412,011)
Treasury stock, at cost, 71,904,569 and 65,151,981 shares at September 30, 2010 and December 31, 2009	(228,422)	(186,424)

Total shareholders’ equity of the Company	879,539	837,976
Noncontrolling interests in consolidated joint ventures	17,000	17,915

Total equity	896,539	855,891

Total liabilities and equity	$3,714,544	$3,914,498

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Revenue
Rooms	$168,351	$159,798	$502,626	$494,555
Food and beverage	34,483	33,488	117,518	118,106
Rental income from operating leases	1,185	1,236	3,727	3,830
Other	9,914	10,641	30,636	32,576

Total hotel revenue	213,933	205,163	654,507	649,067
Interest income from notes receivable	349	1,761	1,032	10,397
Asset management fees and other	100	173	312	552

Total revenue	214,382	207,097	655,851	660,016

Expenses
Hotel operating expenses:
Rooms	40,304	38,091	117,244	112,758
Food and beverage	26,602	26,220	84,265	85,153
Other expenses	69,889	68,687	209,307	210,533
Management fees	8,616	8,270	26,486	26,115

Total hotel operating expenses	145,411	141,268	437,302	434,559
Property taxes, insurance and other	13,281	14,643	40,715	42,433
Depreciation and amortization	35,836	36,868	108,158	111,941
Impairment charges	694	19,816	(1,263)	149,272
Corporate general and administrative	7,700	9,257	22,680	23,014

Total expenses	202,922	221,852	607,592	761,219

Operating income (loss)	11,460	(14,755)	48,259	(101,203)
Equity in earnings of unconsolidated joint ventures	3	642	1,325	1,863
Interest income	114	56	226	253
Other income	15,874	13,228	47,045	35,140
Interest expense and amortization of loan costs	(36,187)	(34,478)	(108,688)	(103,496)
Write-off of loan costs, premiums and exit fees, net	—	—	—	930
Unrealized gain (loss) on derivatives	382	5,525	30,824	(14,166)

(Loss) income from continuing operations before income taxes	(8,354)	(29,782)	18,991	(180,679)
Income tax benefit (expense)	14	(138)	(395)	(397)

(Loss) income from continuing operations	(8,340)	(29,920)	18,596	(181,076)
Income (loss) from discontinued operations	56,005	(3,776)	41,796	(23,318)

Net income (loss)	47,665	(33,696)	60,392	(204,394)
Loss from consolidated joint ventures attributable to noncontrolling interests	293	476	1,422	629
Net (income) loss attributable to noncontrolling interests in operating partnership	(6,689)	4,424	(8,610)	25,567

Net income (loss) attributable to the Company	41,269	(28,796)	53,204	(178,198)
Preferred dividends	(4,988)	(4,831)	(14,649)	(14,492)

Net income (loss) attributable to common shareholders	$36,281	$(33,627)	$38,555	$(192,690)

Income (loss) per share — Basic and Diluted
(Loss) income from continuing operations attributable to common shareholders	$(0.24)	$(0.47)	$0.04	$(2.39)
Income (loss) from discontinued operations attributable to common shareholders	0.97	(0.05)	0.69	(0.28)

Net income (loss) attributable to common shareholders	$0.73	$(0.52)	$0.73	$(2.67)

Weighted average common shares outstanding — basic and diluted	49,714	65,266	51,251	72,167

Dividends declared per common share	$—	$—	$—	$—

Amounts attributable to common shareholders:
(Loss) income from continuing operations, net of tax	$(6,842)	$(25,519)	$16,959	$(157,722)
Income (loss) from discontinued operations, net of tax	48,111	(3,277)	36,245	(20,476)
Preferred dividends	(4,988)	(4,831)	(14,649)	(14,492)

Net income (loss) attributable to common shareholders	$36,281	$(33,627)	$38,555	$(192,690)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Net income (loss)	$47,665	$(33,696)	$60,392	$(204,394)

Other comprehensive income, net of tax:
Change in unrealized loss on derivatives	(11)	(6)	(265)	55
Reclassification to interest expense	171	55	446	123

Total other comprehensive income	160	49	181	178

Comprehensive income (loss)	47,825	(33,647)	60,573	(204,216)
Less: Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	263	472	1,359	599
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(6,707)	4,418	(8,627)	25,547

Comprehensive income (loss) attributable to the Company	$41,381	$(28,757)	$53,305	$(178,070)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30 2010
(in thousands)
(Unaudited)

														Redeemable
									Accumulated			Noncontrolling		Noncontrolling
	Preferred Stock						Additional		Other			Interests in		Interests in
	Series A		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated		Operating
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Loss	Shares	Amounts	Joint Ventures	Total	Partnership
Balance at January 1, 2010	1,488	$15	5,667	$57	122,749	$1,227	$1,436,009	$(412,011)	$(897)	(65,152)	$(186,424)	$17,915	$855,891	$85,167
Issuance of additional Series D preferred stock	—	—	3,300	33	—	—	72,093	—	—	—	—	—	72,126	—
Repurchases of treasury shares	—	—	—	—	—	—	—	—	—	(7,158)	(45,087)	—	(45,087)	—
Forfeiture of restricted shares	—	—	—	—	—	—	146	—	—	(63)	(447)	—	(301)	—
Issuance of restricted shares/units under stock/unit-based compensation plan	—	—	—	—	—	—	(3,536)	—	—	469	3,536	—	—	54
Stock/unit-based compensation expense	—	—	—	—	—	—	3,104	—	—	—	—	—	3,104	2,035
Net income (loss)	—	—	—	—	—	—	—	53,204	—	—	—	(1,422)	51,782	8,610
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	(2,385)	—	—	—	—	(2,385)	—
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	(3,129)	—	—	—	—	(3,129)	—
Dividends declared — Preferred D shares	—	—	—	—	—	—	—	(9,135)	—	—	—	—	(9,135)	—
Change in unrealized losses on derivatives	—	—	—	—	—	—	—	—	(212)	—	—	(14)	(226)	(39)
Reclassification to interest expense	—	—	—	—	—	—	—	—	313	—	—	77	390	56
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	1,034	1,034	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(275)	(275)	(2,206)
Deferred compensation to be settled in shares	—	—	—	—	—	—	3,422	—	—	—	—	—	3,422	—
Redemption/conversion of operating partnership units	—	—	—	—	277	3	1,986	(127)	—	—	—	—	1,862	(7,176)
Operating partnership units redemption value adjustments	—	—	—	—	—	—	—	(32,219)	—	—	—	—	(32,219)	32,219
Other	—	—	—	—	—	—	—	—	—	—	—	(315)	(315)	—

Balance at September 30, 2010	1,488	$15	8,967	$90	123,026	$1,230	$1,513,224	$(405,802)	$(796)	(71,904)	$(228,422)	$17,000	$896,539	$118,720

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$60,392	$(204,394)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	109,662	118,927
Impairment charges	10,805	160,143
Equity in earnings of unconsolidated joint venture	(1,325)	(1,863)
Distributions of earnings from unconsolidated joint venture	492	667
Income from derivatives	(47,120)	(33,203)
Amortization of discounts, deferred loan costs and deferred income on notes receivable	—	(3,128)
Amortization of loan costs	4,262	5,883
Write-off of loan costs, premiums and exit fees, net	—	(930)
Gain on disposition of hotel properties	(55,931)	—
Unrealized (gain) loss on derivatives	(30,824)	14,166
Stock/unit-based compensation expense	5,168	3,896
Changes in operating assets and liabilities —
Restricted cash	9,453	4,536
Accounts receivable and inventories	(6,725)	2,128
Prepaid expenses and other assets	(2,840)	(3,322)
Accounts payable and accrued expenses	25,648	22,731
Due to/from related parties	899	(975)
Due to/from third-party hotel managers	(2,404)	(6,143)
Other liabilities	(1,215)	(2,240)

Net cash provided by operating activities	78,397	76,879

Cash Flows from Investing Activities
Repayments of notes receivable	23,823	6
Proceeds from sale/disposition of properties	1,445	858
Investment in unconsolidated joint venture	(15,000)	—
Improvements and additions to hotel properties	(46,481)	(51,734)

Net cash used in investing activities	(36,213)	(50,870)

Cash Flows from Financing Activities
Borrowings on indebtedness	4,000	67,800
Repayments of indebtedness and capital leases	(188,971)	(55,063)
Payments of deferred loan costs	(3,168)	(1,822)
Issuance of Series D preferred stock	72,126	—
Contributions from noncontrolling interests in consolidated joint ventures	1,034	—
Distributions to noncontrolling interests in consolidated joint ventures	(275)	(1,119)
Payments of dividends	(16,699)	(17,341)
Payments for derivatives	(52)	(31,022)
Cash income from derivatives	47,120	32,871
Repurchases of treasury stock	(45,087)	(53,334)
Redemption of operating partnership units	(5,314)	—
Repurchases of preferred stock	—	(10,656)
Other	54	—

Net cash used in financing activities	(135,232)	(69,686)

Net decrease in cash and cash equivalents	(93,048)	(43,677)
Cash and cash equivalents at beginning of year	165,168	241,597

Cash and cash equivalents at end of period	$72,120	$197,920

Supplemental Cash Flow Information
Interest paid	$107,172	$99,983
Income taxes paid	$1,442	$380

Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$3,016	$—
Assets transferred to lender in deed-in-lieu of foreclosure	$54,625	$—
Liabilities transferred to lender in deed-in-lieu of foreclosure	$110,837	$—
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
     As of September 30, 2010, we owned 94 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represents 21,734 total rooms, or 21,392 net rooms excluding those attributable to joint venture partners. All of these hotel properties are located in the United States. At September 30, 2010, we also wholly owned $33.1 million of mezzanine or first-mortgage loan receivables and had ownership interests in two joint ventures that own mezzanine loans.
     For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2010, 99 of our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of September 30, 2010, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of September 30, 2010, Remington Lodging managed 45 of our 100 hotel properties, while third-party management companies managed the remaining 55 hotel properties.
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
     The following items affect our reporting comparability related to our consolidated financial statements:
•	Some of our properties’ operations have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

•	Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the third quarters of 2010 and 2009 ended September 10 and September 9, respectively.

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
     Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current and projected cash flows over the estimated holding period of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. In June 2010, we classified the Hilton Suites in Auburn Hills, Michigan as an asset held for sale as it was under a contract for sale and recorded a $12.1 million impairment charge. Subsequently in September 2010, we completed the sale of the hotel property and recorded an additional loss of $280,000. For the nine months ended September 30, 2009 we recorded a $10.9 million impairment charge on the Hyatt Regency Dearborn hotel property that was placed in receivership and deconsolidated effective December 3, 2009. See Notes 3 and 7.
     Assets Held for Sale and Discontinued Operations — We classify assets as held for sale when management has obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property when it becomes subject to the control of a government, court, administrator or regulator and we effectively lose control of the property/subsidiary. When deconsolidating a property/subsidiary, we recognize a gain or loss in earnings measured as the difference between the fair value of any consideration received and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal. In September 2010, the deed-in-lieu of foreclosure on the Westin O’Hare hotel was completed and the property was deconsolidated. The operating results of the Hilton Suites in Auburn Hills, Michigan and the Westin O’Hare hotel property in Rosemont, Illinois are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. For the three and nine months ended September 30, 2009, discontinued operations also include the operating results of the Hyatt hotel property in Dearborn, Michigan. See Notes 3 and 7.
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
     Our mezzanine and first-mortgage notes receivable are each secured by various hotel properties or partnership interests in hotel properties and are subordinate to the senior holders in the secured hotel properties. All such notes

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
receivable are considered to be variable interests in the entities that own the related hotels. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary that has: (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the mezzanine loan VIEs’ activities and operations, we are not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, we do not consolidate the hotels for which we have provided financing. We assess our interests in those entities on an ongoing basis to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
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
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. An impairment charge of $837,000 was recorded for the three and nine months ended September 30, 2010 on a mezzanine loan based on the settlement reached with the borrower. During the three and nine months ended September 30, 2010, we also recorded credits to impairment charges of $143,000 and $2.1 million, respectively, related to valuation adjustments for impaired notes receivable and a previously fully reserved note receivable that was settled for a cash payment of $1.1 million. See Notes 3, 5 and 11. During the nine months ended September 30, 2009, we recorded a valuation allowance of $149.3 million on four notes receivable in our mezzanine loan portfolio.
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
     Derivative Financial Instruments and Hedges — We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). The interest rate derivatives include swaps, caps, floors, flooridors and corridors. All derivatives are recorded on the consolidated balance sheets at fair value in accordance with the applicable authoritative accounting guidance and reported as “Interest rate derivatives.” Accrued interest on the non-hedge designated derivatives is included in “Accounts receivable, net” on the consolidated balance sheets. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated Other Comprehensive Income (Loss)” (“OCI”) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For derivatives that are not designated as cash flow hedges, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. Derivatives subject to master netting arrangements are reported net in the consolidated balance sheets.

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
     Recently Issued Accounting Standards — In July 2010, the FASB issued an accounting standard update to require disclosures about the credit quality of financing receivables and the allowance for losses on a disaggregated basis. The accounting standard update defines two levels of disaggregation—portfolio segment and class of financing receivable. It also requires additional disclosures by class about credit quality indicators and the aging of past due financing receivables at the end of each reporting period, the nature and extent of troubled debt restructurings that occurred during the period, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, and significant purchases and sales of financing receivables disaggregated by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect the adoption of this accounting guidance will have a material impact on our financial statements.
     Reclassifications — Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2009 have been reclassified as discontinued operations. These reclassifications have no effect on the previously reported results of operations and financial position.
3. Summary of Significant Transactions and Development
     Preferred Stock Offering — In September 2010, we completed the offering of 3.3 million shares of our 8.45% Series D Cumulative Preferred Stock at a gross price of $23.178 per share, and we received net proceeds of $72.1 million after underwriting fees and other costs and an accrued dividend of $1.6 million. The proceeds from the offering, together with some corporate funds, were used to pay down $80.0 million of our senior credit facility.
     Acquisition of a Mezzanine Loan — In July 2010, as a strategic complement to our existing joint venture with PREI in 2008, we contributed $15 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a tranche 4 mezzanine loan associated with JER Partner’s 2007 privatization of the Highland Hospitality portfolio. The mezzanine loan is secured by the same 29 hotel properties as our existing joint venture investment in tranche 6 of a mezzanine loan portfolio, which had a carrying value of $21.6 million at September 30, 2010. The borrower of these mezzanine loans stopped making debt service payments in August 2010. At this point we are pursuing our remedies under the loan documents as well as continuing discussions with the borrower and other lenders in the capital structure about possible consensual restructuring of the loan. There is not enough information at this time for us to recognize “other than temporary impairment” in these joint ventures that hold these mezzanine loans.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Sale of Hotel Property — In June 2010, we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million and the sale was completed in September 2010. Based on the sales price, we recorded an impairment charge of $12.1 million in June 2010, and an additional loss of $280,000 at closing based on the net proceeds of $4.9 million. The operating results of the hotel property, including the related impairment charge and the additional loss, for all periods presented have been reported as discontinued operations in the consolidated statements of operations. See Note 7.
     Settlement of Notes Receivable — In August 2010, we reached an agreement with the borrower of the $7.1 million junior participation note receivable secured by a hotel property in La Jolla, California, to settle the loan which has been in default since March 2009. Pursuant to the settlement agreement, we received total cash payments of $1.8 million in the three months ended September 30, 2010, and expect to receive the remaining $4.5 million payment in the fourth quarter of 2010. We recorded an impairment charge of $837,000 based on the expected cash settlement.
     In May 2010, the senior mortgage lender foreclosed on the loan secured by the Four Seasons hotel property in Nevis in which we had a junior participation interest of $18.2 million. Our entire principal amount was fully reserved in 2009. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at September 30, 2010.
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
     In February 2010, the $23.0 million net carrying value mezzanine loan receivable secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, was restructured for a cash payment of $20.2 million and a $4.0 million note receivable. In connection with the restructuring, we recorded a net impairment charge of $10.7 million in the three months ended September 30, 2009 on the original mezzanine loan. The interest payments on the new note are recorded as a reduction of the principal of the note receivable, and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges.
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
     Debt Modifications, Repayments and Settlement — The $101.0 million non-recourse mortgage loan secured by the Westin O’Hare hotel property in Rosemont, Illinois was settled in September 2010 as we successfully negotiated a consensual transfer of the underlying hotel property to the lender. We recorded a gain of $56.2 million on the consensual transfer. An impairment charge of $59.3 million was previously recorded on this property in the fourth quarter of 2009 as we wrote down the hotel property to its estimated fair value. The operating results of the hotel property, including the gain from the disposition, have been reclassified to discontinued operations for all periods presented in the consolidated statements of operations. See Note 7.
     In the third quarter of 2010, we made payments totaling $175.0 million to reduce the outstanding balance of our senior revolving credit facility to $75.0 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In July 2010, we modified the mortgage loan secured by the JW Marriott hotel property in San Francisco, California, to change the initial maturity date to its fully extended maturity of March 2013 in exchange for a principal payment of $5.0 million and an extension fee of $119,000 to be paid in March 2012.
     Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown. We paid $2.5 million of the paydown amount at closing, and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the first two installments due and paid on July 1 and October 1, 2010. We paid a modification fee of $1.5 million in lieu of the future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.
     In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property would be insufficient to cover the principal and interest payments on the note. As of the date of this report, the loan has been transferred to a special servicer. We are currently working with the special servicer for an extension or restructuring of the mortgage note.
     Repurchases of Common Shares and Units of Operating Partnership — During the nine months ended September 30, 2010, we repurchased 7.2 million shares of our common stock for a total cost of $45.1 million pursuant to a previously announced stock repurchase plan. During the three months ended June 30, 2010, we ceased the public repurchase of our preferred and common stock under our repurchase plan. During the three and nine months ended September 30, 2010, 200,000 and 719,000 operating partnership units were redeemed at an average price of $7.76 and $7.39 per unit, respectively. We redeemed the operating partnership units for cash rather than electing to satisfy the redemption request through the issuance of common shares. We paid a total redemption cost of $1.6 million and $5.3 million to the unit holders during the three and nine months ended September 30, 2010, respectively,
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Land	$510,026	$520,180
Buildings and improvements	2,968,696	3,002,249
Furniture, fixtures and equipment	403,135	394,246
Construction in progress	9,299	10,984

Total cost	3,891,156	3,927,659
Accumulated depreciation	(638,061)	(543,900)

Investment in hotel properties, net	$3,253,095	$3,383,759

     In June 2010, we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million and the sale was completed in September 2010. Based on the sales price, we recorded an impairment charge of $12.1 million for the expected loss in June 2010 on the sale and an additional loss of $280,000 based on net proceeds received at closing. In addition, in September 2010, we completed the consensual transfer of the Westin O’Hare hotel property in Rosemont, Illinois that secured a $101.0 million non-recourse mortgage loan to its lender. The hotel property was deconsolidated from our financial statements and a gain of $56.2 million was recognized upon deconsolidation. An impairment charge of $59.3 million was previously recorded on the Westin O’Hare hotel property in the fourth quarter of 2009 as we wrote down the hotel property to its estimated fair value. The operating results of these hotels, including the impairment charges and the net gain on dispositions, have been reported as discontinued operations for all periods presented in the consolidated statements of operations.
     Because the anticipated operating cash flows would be insufficient to cover the debt service payments on the mortgage note payable secured by the hotel property in Manchester, Connecticut, we elected to cease making payments

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on the $5.8 million mortgage note maturing January 2011. We are currently working with the special servicer for an extension or a restructuring of the mortgage note payable. Because the projected operating cash flows for our intended holding period exceed the current carrying value of the hotel property, no impairment was recorded.
5. Notes Receivable
Notes receivable consisted of the following at September 30, 2010 and December 31, 2009 ($ in thousands):

	September 30,	December 31,
	2010	2009
Mezzanine loan secured by 105 hotel properties, matures April 2011, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity	$25,688	$25,688
Mezzanine loan secured by one hotel property, at an interest rate of LIBOR plus 9%, currently subject to a settlement agreement for discounted payoff	4,453	7,056
Mezzanine loan with principal balance of $38,000 secured by one hotel property, matures in June 2017, at an interest rate of 9.66% through restructuring, and the balance before valuation allowance at December 31, 2009 was $33,684. The loan was restructured for a $20,181 cash payment and a $4,000 note at an interest rate of 6.09%, with interest-only payments through maturity	2,954	22,955
Mezzanine loan with principal balance of $164,000 secured by 681 extended-stay hotel properties, matured June 2009, with three one-year extension options, at an interest rate of LIBOR plus 2.5%, with interest-only payments through maturity, the balance before valuation allowance was $109,272	—	—

	33,095	55,699
Deferred loan costs, net	—	(44)

Total notes receivable	$33,095	$55,655

Weighted average effective interest rate	4.1%	2.4%

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
     In August 2010, we reached an agreement with the borrower of the $7.1 million junior participation note receivable secured by a hotel property in La Jolla, California, to settle the loan which has been in default since March 2009. Pursuant to the settlement agreement, we received total cash payments of $1.8 million in the three months ended September 30, 2010, and expect to receive the remaining $4.5 million payment in the fourth quarter of 2010. We recorded an impairment charge of $837,000 based on the expected cash settlement.
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
     In May 2010, the senior mortgage lender foreclosed on the loan secured by the Four Seasons hotel property in Nevis in which we had a junior participation interest of $18.2 million. Our entire principal amount was fully reserved in 2009. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at September 30, 2010.
     In February 2010, the mezzanine loan with a principal amount of $38.0 million and a net carrying value of $23.0 million at December 31, 2009 was restructured. In connection with the restructuring, we recorded a net impairment charge of $10.7 million in the three months ended September 30, 2009 on the original mezzanine loan and we received a cash payment of $20.2 million and a $4.0 million note receivable. The restructured note bears an interest rate of 6.09% and matures in June 2017 with interest only payments through maturity. The note was recorded at its net present value of $3.0 million at September 30, 2010, based on its future cash flows. The interest payments are recorded as reductions of the principal of the note receivable, and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges.
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
     At September 30, 2010, the impaired loans in our portfolio had a carrying value of $4.5 million and no income was recognized on those impaired loans during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we recorded impairment charges on our notes receivable totaling $19.8 million and $149.3 million, respectively. The average recorded investment in the impaired loans and the related interest income recognized for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average investment in impaired loans	$5,877	$37,786	$6,585	$117,840

Interest income recognized on impaired loans	$—	$1,017	$—	$8,003

Interest income recognized on impaired loans using cash-basis	$—	$—	$—	$—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Investment in Unconsolidated Joint Ventures
     As described in the previous notes, we have an 18% subordinated interest in Redus JV and a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, both of which have a zero carrying value. In addition, we have ownership interests in two joint ventures with PREI that invest in mezzanine loans. The investment in the mezzanine loan joint ventures consisted of the following ($ in thousands):

	September 30,	December 31,
	2010	2009
25% of a mezzanine loan acquired at a discounted price, secured by 29 hotel properties, matured August 2010, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	$20,997	$20,221
25% of a mezzanine loan at par value, secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	5,461	5,461
Allowance for loan losses	(5,461)	(5,461)
A partial interest in mezzanine loan secured by 29 hotel properties, matured August 2010, at an interest rate of LIBOR plus 2.00%, and with interest-only payments through maturity	15,000	—
Other, net	129	106
Distributions	(3,165)	(2,673)
Equity in earnings since inception before discount amortization and impairment charge	3,629	3,082

Total	$36,590	$20,736

     In July 2010, as a strategic complement to our existing joint venture with PREI in 2008, we contributed $15 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a tranche 4 mezzanine loan associated with JER Partner’s 2007 privatization of the Highland Hospitality portfolio. The mezzanine loan is secured by the same 29 hotel properties as our existing joint venture investment in tranche 6 of a mezzanine loan portfolio, which had a carrying value of $21.6 million at September 30, 2010. The borrower of these mezzanine loans stopped making debt service payments in August 2010. At this point we are pursuing our remedies under the loan documents as well as continuing discussions with the borrower and other lenders in the capital structure about possible consensual restructuring of the loan. There is not enough information at this time for us to recognize “other than temporary impairment” in these joint ventures that hold these mezzanine loans.
7. Asset Held for Sale and Discontinued Operations
     In August 2010, we completed the sale of the Hilton Suites in Auburn Hills, Michigan. In September 2010, we completed the consensual transfer of the Westin O’Hare hotel property in Rosemont, Illinois to the lender. The operating results of these hotel properties are classified as discontinued operations for all the periods presented. For the 2009 periods, discontinued operations also include the operating results of the Hyatt Dearborn hotel property. Effective December 3, 2009, a receiver appointed by the State of Michigan circuit court completed taking possession and full control of the Hyatt Dearborn hotel property and the hotel property was deconsolidated.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the operating results of the discontinued hotel properties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Hotel revenue	$6,156	$13,495	$22,317	$40,220
Hotel operating expenses	(4,964)	(11,702)	(17,267)	(35,156)

Operating income	1,192	1,793	5,050	5,064
Property taxes, insurance and other	501	(1,380)	(1,372)	(4,170)
Depreciation and amortization	(348)	(2,067)	(1,504)	(6,986)
Impairment charges	—	—	(12,068)	(10,871)
Gain on disposal of properties	55,931	—	55,931	—
Interest expense and amortization of loan costs	(1,161)	(2,067)	(4,119)	(6,167)

Income (loss) from discontinued operations before income tax expense	56,115	(3,721)	41,918	(23,130)
Income tax expense	(110)	(55)	(122)	(189)
(Income) loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	(7,894)	499	(5,551)	2,843

Income (loss) from discontinued operations attributable to Company	$48,111	$(3,277)	$36,245	$(20,476)

8. Indebtedness
     Indebtedness consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

				September 30,	December 31,
Indebtedness	Collateral	Maturity	Interest Rate	2010	2009
Mortgage loan	5 hotels	December 2010(1)	LIBOR(2) + 1.72%	$203,400	$203,400
Mortgage loan	1 hotel	January 2011	8.32%	5,775	5,816
Senior credit facility	Notes receivable	April 2011(1)	LIBOR(2) + 2.75% to 3.5%(3)	75,000	250,000
Mortgage loan	10 hotels	May 2011(1)	LIBOR(2) + 1.65%	167,202	167,202
Mortgage loan	1 hotel	March 2012(4)	LIBOR(2) + 4%	60,800	60,800
Mortgage loan	1 hotel	March 2013	Greater of 6.25% or LIBOR(2) + 3.75%	47,500	52,500
Mortgage loan	2 hotels	August 2013	LIBOR(2) + 2.75%	151,808	156,600
Mortgage loan	1 hotel	December 2014	Greater of 5.5% or LIBOR(2) + 3.5%	19,740	19,740
Mortgage loan	8 hotels	December 2014	5.75%	109,445	110,899
Mortgage loan	1 hotel	January 2015	7.78%	3,909	4,345
Mortgage loan	10 hotels	July 2015	5.22%	160,014	160,490
Mortgage loan	8 hotels	December 2015	5.70%	100,576	100,576
Mortgage loan	5 hotels	December 2015	12.26%	147,276	141,402
Mortgage loan	5 hotels	February 2016	5.53%	115,321	115,645
Mortgage loan	5 hotels	February 2016	5.53%	95,637	95,905
Mortgage loan	5 hotels	February 2016	5.53%	82,842	83,075
Mortgage loan	1 hotel	December 2016	5.81%(5)	—	101,000
Mortgage loan	1 hotel	April 2017	5.91%	35,000	35,000
Mortgage loan	2 hotels	April 2017	5.95%	128,251	128,251
Mortgage loan	3 hotels	April 2017	5.95%	260,980	260,980
Mortgage loan	5 hotels	April 2017	5.95%	115,600	115,600
Mortgage loan	5 hotels	April 2017	5.95%	103,906	103,906
Mortgage loan	5 hotels	April 2017	5.95%	158,105	158,105
Mortgage loan	7 hotels	April 2017	5.95%	126,466	126,466
TIF loan	1 hotel	June 2018	12.85%	8,098	7,783
Mortgage loan	1 hotel	April 2034	Greater of 6% or Prime + 1%	6,824	6,910

Total indebtedness				$2,489,475	$2,772,396

(1)	Each of these loans has a one-year extension option remaining as of September 30, 2010. To exercise the extension option, certain covenant tests have to be met for the $75.0 million senior credit facility.

(2)	LIBOR rates were 0.26% and 0.23% at September 30, 2010 and December 31, 2009, respectively.

(3)	Based on the debt-to-assets ratio defined in the loan agreement, interest rate on this debt was LIBOR + 3% at September 30, 2010 and December 31, 2009.

(4)	This loan has two one-year extension options remaining as of September 30, 2010.

(5)	The consensual deed-in-lieu of foreclosure of the underlying hotel property was completed in September 2010.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In September 2010, we successfully completed a consensual transfer of the Westin O’Hare hotel property securing the $101.0 million non-recourse mortgage loan to the lender. We elected to cease making payments on this loan in December 2009 because the anticipated operating cash flows from the underlying hotel property were inadequate to cover the debt service payments.
     In July 2010, we modified the mortgage loan secured by the JW Marriott hotel property in San Francisco, California, to change the initial maturity date to its full extended maturity of March 2013 in exchange for a principal payment of $5.0 million and an extension fee of $119,000 to be paid in March 2012.
     Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown. We paid $2.5 million of the paydown amount at closing, and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the first two installments due and paid on July 1 and October 1, 2010. We paid a modification fee of $1.5 million in lieu of future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.
     In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property would be insufficient to cover the principal and interest payments on the note. As of the date of this report, the loan has been transferred to a special servicer. We are currently working with the special servicer for an extension or restructuring of the mortgage note.
     We are required to maintain certain financial ratios under various debt, preferred equity and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of our subsidiaries listed on Exhibit 21.1 of this filing are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Hospitality Trust, Inc. or our operating partnership, Ashford Hospitality Limited Partnership and the liabilities of such subsidiaries do not constitute the obligations of Ashford Hospitality Trust, Inc. or Ashford Hospitality Limited Partnership. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. At September 30, 2010, we were in compliance with all covenants or other requirements set forth in our debt, preferred equity and derivative agreements as amended.
9. Income (Loss) Per Share
     Basic income/loss per common share is calculated using the two-class method by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income/loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table reconciles the amounts used in calculating basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income (loss) per share – Basic and diluted
(Loss) income from continuing operations attributable to the Company	$(6,842)	$(25,519)	$16,959	$(157,722)
Less: Dividends to preferred stocks	(4,988)	(4,831)	(14,649)	(14,492)
Less: Income from continuing operations allocated to unvested shares	—	—	(51)	—

(Loss) income from continuing operations allocated to common shareholders	$(11,830)	$(30,350)	$2,259	$(172,214)

Income (loss) from discontinued operations attributable to the Company	$48,111	$(3,277)	$36,245	$(20,476)
Less: Income from discontinued operations allocated to unvested shares	—	—	(841)	—

Income (loss) from discontinued operations allocated to common shareholders	$48,111	$(3,277)	$35,404	$(20,476)

Weighted average common shares outstanding	49,714	65,266	51,251	72,167

(Loss) income from continuing operations allocated to common shareholders per share	$(0.24)	$(0.47)	$0.04	$(2.39)
Income (loss) from discontinued operations allocated to common shareholders per share	0.97	(0.05)	0.69	(0.28)

Net income (loss) allocated to common shareholders per share	$0.73	$(0.52)	$0.73	$(2.67)

     Due to the anti-dilutive effect, the computation of diluted income (loss) per diluted share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income (loss) from continuing operations allocated to common shareholders is not adjusted for:
Dividends to Series B-1 Preferred stock	$1,043	$1,043	$3,129	$3,129
(Loss) income attributable to redeemable noncontrolling interests in operating partnership units	(1,205)	(3,925)	3,059	(22,724)

Total	$(162)	$(2,882)	$6,188	$(19,595)

Income (loss) from discontinued operations allocated to common shareholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership units	$7,894	$(499)	$5,551	$(2,843)

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of Preferred B-1 preferred stock	7,448	7,448	7,448	7,448
Effect of assumed conversion of operating partnership units	14,405	13,492	14,531	13,456

Total	21,853	20,940	21,979	20,904

10. Derivatives and Hedging Activities
     We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our debt as a way to potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. To mitigate the nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The fair values of interest rate caps, floors, flooridors and corridors are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rates of the floors or rise above the strike rates of the caps. The variable interest rates used in the calculation of projected receipts and payments on the swaps, caps, and floors are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (the “Level 2” inputs that are observable at commonly quoted intervals, other than quoted prices). We also incorporate credit valuation adjustments (the “Level 3” inputs that are unobservable and typically based on our own assumptions, as there is little, if any, related market activity) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.
     We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2010, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.26% to 1.26% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values assumed an uptrend in nonperformance risk for most of our counterparties and a downtrend for our own nonperformance risk.
     The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	September 30, 2010			December 31, 2009
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets
Non-hedge derivatives:
Interest rate swap	$114,017	$—	$114,017	$69,462	$—	$69,462
Interest rate cap	—	—	—	248	—	248
Interest rate flooridor	44,907	—	44,907	42,664	—	42,664
Hedge derivatives:
Interest rate cap	2	—	2	243	—	243

Subtotal	158,926	—	158,926	112,617	—	112,617

Liabilities
Non-hedge derivatives:
Interest rate floor	(33,670)	—	(33,670)	—	(17,972)	(17,972)

Subtotal	(33,670)	—	(33,670)	—	(17,972)	(17,972)

Net	$125,256	$—	$125,256	$112,617	$(17,972)	$94,645

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$—	$62,401	$(17,972)	$(17,080)
Total unrealized (loss) gain included in earnings	—	(1,508)	(2,042)	4,136
Total unrealized loss included in other comprehensive income	—	—	—	(127)
Total loss reclassified to interest expense	—	—	—	(33)
Purchases	—	—	—	162
Assets transferred into Level 3 still held at the reporting date(1)	—	—	—	73,922
Assets transferred out of Level 3 still held at the reporting date(1)	—	(80,318)	20,014	(80,405)

Balance at end of period	$—	$(19,425)	$—	$(19,425)

(1)	Transferred in/out of Level 3 because the unobservable inputs used to determine the fair value at end of period were more/less than 10% of the total valuation of these derivatives.
     The fair value of our non-hedge designated interest rate derivatives as of September 30, 2010 and the effects of these derivatives on the consolidated statements of operations for the three and nine months ended September 30, 2010 were as follows ($ in thousands):

						Gain or (Loss)		Interest Savings or (Cost)
						Recognized in Income		Recognized in Income
						Three	Nine	Three		Nine
				Fair		Months	Months	Months		Months
				Value		Ended	Ended	Ended		Ended
Derivative	Notional	Strike		Asset/		September 30,	September 30,	September 30,		September 30,
Type	Amount	Rate	Maturity	(Liability)		2010	2010	2010		2010
Interest rate cap	$1,000,000	3.75%	2011	$—		$(1)	$(248)	$—		$—
Interest rate swap	$1,800,000	Pays LIBOR plus 2.638%, receives 5.84%	2013	114,017		11,199	44,554	13,326		39,905
Interest rate floor	$1,800,000	1.25%	2013	(33,670)		(8,688)	(15,698)	(4,347)		(13,260)
Interest rate flooridor	$3,600,000	1.25% – 0.75%	2010	3,644		(4,370)	(11,157)	4,600		13,650
Interest rate flooridor	$1,800,000	1.75% – 1.25%	2010	1,821		(2,276)	(6,159)	2,300		6,825
Interest rate flooridor	$1,800,000	2.75% – 0.50%	2011	39,442		4,518	19,560	—		—

Total				$125,254	(1)	$382 (2)	$30,852 (2)	$15,879	(3)	$47,120	(3)

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our non-hedge designated interest rate derivatives as of September 30, 2009 and the effects of these derivatives on the consolidated statements of operations for the three and nine months ended September 30, 2009 were as follows ($ in thousands):

						Gain or (Loss)			Interest Savings or (Cost)
						Recognized in Income			Recognized in Income
						Three	Nine		Three		Nine
				Fair		Months	Months		Months		Months
				Value		Ended	Ended		Ended		Ended
Derivative	Notional	Strike		Asset/		September 30,	September 30,		September 30,		September 30,
Type	Amount	Rate	Maturity	(Liability)		2009	2009		2009		2009
Interest rate cap	$1,000,000	3.75%	2011	$707		$(239)	$(52)		$—		$—
Interest rate swap	$1,800,000	Pays LIBOR plus 2.638%, receives 5.84%	2013	80,318		6,396	(18,888)		13,432		38,100
Interest rate floor	$1,800,000	1.25%	2013	(19,425)		(7,904)	(2,258)		(4,453)		(11,455)
Interest rate flooridor	$1,800,000	1.25% – 0.75%	2009	1,848		(2,182)	(3,870)		2,300		6,558
Interest rate flooridor	$3,600,000	1.25% – 0.75%	2010	14,099		4,205	5,649		—		—
Interest rate flooridor	$1,800,000	1.75% – 1.25%	2010	7,875		781	781		—		—
Interest rate flooridor	$1,800,000	2.75% – 0.50%	2011	19,719		4,474	4,474		—		—

Total				$105,141	(1)	$5,531 (2)	$(14,164	)(2)	$11,279	(3)	$33,203	(3)

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.
     The fair value of our hedge-designated interest rate derivatives as of September 30, 2010 and the effects of these derivatives on the consolidated statements of operations for the three and nine months ended September 30, 2010 were as follows ($ in thousands):

								Reclassified from		Gain (Loss) Recognized
						Income (Loss)		Accumulated OCI		in Income for
						Recognized in OCI		into Interest Expense		Ineffective Portion
						Three	Nine	Three	Nine	Three		Nine
				Fair Value		Months	Months	Months	Months	Months		Months
				of Asset at		Ended	Ended	Ended	Ended	Ended		Ended
	Notional	Strike		September 30,		September 30,	September 30,	September 30,	September 30,	September 30,		September 30,
Derivative Type	Amount	Rates	Maturity	2010		2010	2010	2010	2010	2010		2010
Interest rate cap	$160,000	5.00%	2010	$—		$88	$278	$88	$274	$—		$(4)
Interest rate cap	$160,000	5.00%	2011	—		31	(28)	32	32	—		(24)
Interest rate cap	$55,000	5.00%	2010	—		24	68	24	69	—		—
Interest rate cap	$55,000	5.00%	2011	—		2	(4)	2	2	—		—
Interest rate cap	$60,800	4.81%	2012	2		—	(93)	6	10	—		—
Interest rate cap	$203,400	4.50%	2010	—		18	12	18	19	—		—
Interest rate cap	$167,212	6.00%	2010	—		—	26	—	26	—		—
Interest rate cap	$167,212	4.75%	2011	—		—	(51)	—	—	—		—
Interest rate corridor	$130,000	4.6%-6.0%	2010	—		—	13	—	13	—		—
Interest rate cap	$19,740	4.00%	2012	—		(2)	(39)	1	1	—		—

Total				$2	(1)	$161	$182	$171	$446	$—	(2)	$(28	)(2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.

(2)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
     During the next twelve months, we expect $825,000 of accumulated comprehensive loss related to the interest rate derivatives will be reclassified to interest expense.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our hedge-designated interest rate derivatives as of September 30, 2009 and the effects of these derivatives on the consolidated statements of operations for the three and nine months ended September 30, 2009 were as follows ($ in thousands):

								Reclassified from		Gain (Loss) Recognized
						Income (Loss)		Accumulated OCI		in Income for
						Recognized in OCI		into Interest Expense		Ineffective Portion
						Three	Nine	Three	Nine	Three		Nine
				Fair Value		Months	Months	Months	Months	Months		Months
				of Asset at		Ended	Ended	Ended	Ended	Ended		Ended
	Notional	Strike		September 30,		September 30,	September 30,	September 30,	September 30,	September 30,		September 30,
Derivative Type	Amount	Rates	Maturity	2009		2009	2009	2009	2009	2009		2009
Interest rate cap	$212,000	6.25%	2009	$—		$35	$97	$35	$97	$—		$—
Interest rate cap	$160,000	5.00%	2010	3		14	18	17	22	—		—
Interest rate cap	$160,000	5.00%	2011	186		3	105	—	—	(1)		3
Interest rate cap	$55,000	5.00%	2010	1		5	6	3	4	(4)		(4)
Interest rate cap	$55,000	5.00%	2011	20		2	(23)	—	—	(1)		(1)
Interest rate cap	$60,800	4.81%	2012	165		(10)	3	—	—	—		—
Interest rate cap	$167,212	6.00%	2010	—		—	(28)	—	—	—		—

Total				$375	(1)	$49	$178	$55	$123	$(6	)(2)	$(2	)(2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.

(2)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
     We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At September 30, 2010, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives related to this agreement was an asset of $80.3 million.
11. Impairment Charges
     Pursuant to the settlement agreement with the borrower of the mezzanine loan secured by the hotel property in La Jolla, California, we recorded an impairment charge of $837,000 on this loan during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we provided valuation allowances totaling $19.8 million and $149.3 million, respectively, on four mezzanine loans in our notes receivable portfolio. We recorded valuation adjustments of $143,000 and $2.1 million for the three and nine months ended September 30, 2010, respectively, to reflect the impaired loans at their net present value of future cash flows.
     The following table summarizes the changes in allowance for losses on our mezzanine loan portfolio (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$118,596	$129,456	$148,679	$—
Impairment charges	837	19,816	837	149,272
Valuation adjustments (credit to impairment charges)	(143)	—	(2,100)	—
Charge-offs	—	—	(28,126)	—

Balance at end of period	$119,290	$149,272	$119,290	$149,272

     In addition, we recorded the following impairment charges on our investments in hotel properties which are included in operating results from discontinued operations for the reporting periods presented in the consolidated financial statements: (i) in June 2010 we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million and recorded an impairment charge of $12.1 million based on our analysis of the sales price (a level 3 input), and (ii) during the nine months ended September 30, 2009, we recorded an impairment charge of $10.9 million on the Hyatt hotel property in Dearborn, Michigan.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Redeemable Noncontrolling Interests
     Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common shareholders based on the weighted average ownership percentage of these limited partners’ common units and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to these limited partners with regard to the Class B units. Redeemable noncontrolling interests in our operating partnership as of September 30, 2010 and December 31, 2009 were $118.7 million and $85.2 million, which represented ownership of 19.8% and 19.9% in our operating partnership, respectively. In March 2010, we issued 1.1 million LTIP units to certain executives as compensation. During the nine months ended September 30, 2010, 719,000 operating partnership units were redeemed for cash at an average price of $7.39 per unit and 277,000 operating partnership units with a carrying value of $2.0 million were converted to common shares. The carrying value of redeemable noncontrolling interests as of September 30, 2010 and December 31, 2009 included adjustments of $48.3 million and $17.6 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. Net income attributable to these redeemable noncontrolling interests was $6.7 million and $8.6 million for the three and nine months ended September 30, 2010, respectively. Net loss attributable to these redeemable noncontrolling interests was $4.4 million and $25.6 million for the three and nine months ended September 30, 2009, respectively.
     At September 30, 2010, the redeemable noncontrolling interests included 2.1 million LTIP units that were issued in 2008 and 2010 to certain officers and employees. The 2008 LTIP units vest over four and one-half years and the 2010 LTIP units vest over three years. As of September 30, 2010, all the LTIP units have reached full economic parity with the common units. Compensation expense of $874,000 and $2.0 million was recognized for the three and nine months ended September 30, 2010, respectively, and $248,000 and $735,000 was recognized for the three and nine months ended September 30, 2009. The unamortized value of the LTIP units was $10.0 million at September 30, 2010, which will be amortized over a period of 2.5 years.
13. Equity and Stock-Based Compensation
     Preferred Stock Offering – In September 2010, we completed the offering of 3.3 million shares of our 8.45% Series D Cumulative Preferred Stock at a gross price of $23.178 per share, and we received net proceeds of $72.1 million after underwriting fees and other costs and an accrued dividend of $1.6 million. The proceeds from the offering, together with some corporate funds, were used to pay down $80.0 million of our senior credit facility.
     Potential Sale of Common Shares – In September 2010, we entered into an at-the-market (“ATM”) program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold during the month ended September 30, 2010 pursuant to this program. Proceeds from the ATM program are expected to be used for general corporate purposes, including investments and debt paydown.
     Stock Repurchases – During the nine months ended September 30, 2010, we repurchased 7.2 million shares of our common stock for a total cost of $45.1 million, respectively, pursuant to a previously announced stock repurchase plan. During the three months ended June 30, 2010, we ceased the public repurchase of our preferred stock and common stock under our repurchase plan.
     Stock-Based Compensation – During the three and nine months ended September 30, 2010, we recognized compensation expense of $1.0 million and $3.2 million, respectively, related to our stock-based compensation plan. During the three and nine months ended September 30, 2009, we recognized an expense of $891,000 and $3.2 million, respectively. As of September 30, 2010, the unamortized amount of the unvested shares of restricted stock was $4.8 million and will be amortized over periods ranging from 0.5 year to 4.5 years.
     Dividends – During the nine months ended September 30, 2010 and 2009, the Board of Directors declared dividends of $1.6032 per share for our 8.55% Series A preferred stock and $1.5843 per share for our 8.45% Series D preferred stock, or a total of $11.5 million.
     Effective with the fourth quarter ended December 31, 2008, in conjunction with the amendment of our credit facility, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. In the future, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.
     Noncontrolling Interests in Consolidated Joint Ventures – Noncontrolling interests in consolidated joint ventures at September 30, 2010 and December 31, 2009 were $17.0 million and $17.9 million, respectively, which represented our ownership interests ranging from 11% to 25% of six hotel properties held by three joint ventures and is reported in equity in the consolidated balance sheets. Loss from consolidated joint ventures attributable to these noncontrolling interests was $293,000 and $1.4 million for the three and nine months ended September 30, 2010, respectively, and was $476,000 and $629,000 for the three and nine months ended September 30, 2009, respectively.
14. Commitments and Contingencies
     Restricted Cash – Under certain management and debt agreements existing at September 30, 2010, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
     Franchise Fees – Under franchise agreements existing at September 30, 2010, we pay franchisor royalty fees between 2.5% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2011 to 2027. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
     Our continuing operations incurred franchise fees of $18.9 million and $18.3 million for the nine months ended September 30, 2010 and 2009, respectively, which are included in other expenses in the accompanying consolidated statements of operations.
     Management Fees – Under management agreements existing at September 30, 2010, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 8.5% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2011 through 2029, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
     Income Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2006 through 2009 remain subject to potential examination by certain federal and state taxing authorities. In 2010, the Internal Revenue Service (IRS) audited one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. During the three months ended September 30, 2010, the IRS issued a notice of proposed adjustment that reduced the amount of rent we charged to the taxable REIT subsidiary. We own a 75% interest in the hotel properties and the taxable REIT subsidiary at issue. We disagree with the IRS’ position and have appealed the proposed adjustment. In determining amounts payable by our TRS subsidiaries under our leases, we engaged an accounting firm to prepare a transfer pricing study which concluded that the lease terms were consistent with arm’s length terms as required by applicable Treasury regulations. However, if the IRS were to prevail in its proposed adjustment, our taxable REIT subsidiary would owe approximately $1.1 million additional U.S. federal income taxes plus possible additional state income taxes of $68,000, net of federal benefit, or we could be subject to a 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm’s-length rate. We believe we will prevail in the settlement of the audit and that the settlement will not have a material adverse effect

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on our financial condition and results of operations. During the three months ended September 30, 2010, the Canadian taxing authorities selected our TRS subsidiary that leased our one Canadian hotel for audit for the tax years ended December 31, 2007, 2008 and 2009. The Canadian hotel was sold in June 2008 and the TRS ceased activity in Canada at that time. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition.
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

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$72,120	$72,120	$165,168	$165,168
Restricted cash	$68,113	$68,113	$77,566	$77,566
Accounts receivable	$36,682	$36,682	$31,503	$31,503
Notes receivable	$33,095	$8,293 to $9,165	$55,655	$24,290 to $26,846
Interest rate derivatives – cash flow hedges	$2	$2	$243	$243
Interest rate derivatives – non-cash flow hedges	$125,254	$125,254	$94,402	$94,402
Due from third-party hotel managers	$45,122	$45,122	$41,838	$41,838
Financial liabilities:
Indebtedness	$2,489,475	$2,001,166 to $2,211,814	$2,772,396	$1,848,034 to $2,042,563
Accounts payable and accrued expenses	$98,940	$98,940	$91,387	$91,387
Dividends payable	$7,309	$7,309	$5,566	$5,566
Due to related parties	$1,929	$1,929	$1,009	$1,009
Due to third-party hotel managers	$2,059	$2,059	$1,563	$1,563
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
     Notes receivable. Fair value of the notes receivable may be determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of the notes receivable to be approximately 72% to 75% lower than the carrying value of $33.1 million at September 30, 2010, and approximately 52% to 56% lower than the carrying value of $55.7 million at December 31, 2009.
     Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the indebtedness valuation, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the indebtedness to be approximately 11% to 20% lower than the carrying value of $2.5 billion at September 30, 2010, and approximately 26% to 33% lower than the carrying value of $2.8 billion at December 31, 2009.
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

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended September 30, 2010:
Total revenue	$214,033	$349	$—	$214,382

Total hotel operating expenses	145,411	—	—	145,411
Property taxes, insurance and other	13,281	—	—	13,281
Depreciation and amortization	35,836	—	—	35,836
Impairment charges	—	694	—	694
Corporate general and administrative	—	—	7,700	7,700

Total expenses	194,528	694	7,700	202,922

Operating income (loss)	19,505	(345)	(7,700)	11,460
Equity in earnings of unconsolidated joint ventures	—	3	—	3
Interest income	—	—	114	114
Other income	—	—	15,874	15,874
Interest expense and amortization of loan costs	—	—	(36,187)	(36,187)
Unrealized gain on derivatives	—	—	382	382

Income (loss) from continuing operations before income taxes	19,505	(342)	(27,517)	(8,354)
Income tax benefit	—	—	14	14

Income (loss) from continuing operations	$19,505	$(342)	$(27,503)	$(8,340)

As of September 30, 2010:
Total assets	$3,416,859	$70,227	$227,458	$3,714,544

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended September 30, 2009:
Total revenue	$205,336	$1,761	$—	$207,097

Total hotel operating expenses	141,268	—	—	141,268
Property taxes, insurance and other	14,643	—	—	14,643
Depreciation and amortization	36,868	—	—	36,868
Impairment charges	—	19,816	—	19,816
Corporate general and administrative	—	—	9,257	9,257

Total expenses	192,779	19,816	9,257	221,852

Operating income (loss)	12,557	(18,055)	(9,257)	(14,755)
Equity in earnings of unconsolidated joint ventures	—	642	—	642
Interest income	—	—	56	56
Other income	—	—	13,228	13,228
Interest expense and amortization of loan costs	—	—	(34,478)	(34,478)
Unrealized gain on derivatives	—	—	5,525	5,525

Income (loss) from continuing operations before income taxes	12,557	(17,413)	(24,926)	(29,782)
Income tax expense	—	—	(138)	(138)

Income (loss) from continuing operations	$12,557	$(17,413)	$(25,064)	$(29,920)

As of September 30, 2009:
Total assets	$3,696,535	$90,008	$299,150	$4,085,693

Nine Months Ended September 30, 2010:
Total revenue	$654,819	$1,032	$—	$655,851

Total hotel operating expenses	437,302	—	—	437,302
Property taxes, insurance and other	40,715	—	—	40,715
Depreciation and amortization	108,158	—	—	108,158
Impairment charge	—	(1,263)	—	(1,263)
Corporate general and administrative	—	—	22,680	22,680

Total expenses	586,175	(1,263)	22,680	607,592

Operating income (loss)	68,644	2,295	(22,680)	48,259
Equity in earnings of unconsolidated joint ventures	—	1,325	—	1,325
Interest income	—	—	226	226
Other income	—	—	47,045	47,045
Interest expense and amortization of loan costs	—	—	(108,688)	(108,688)
Unrealized gain on derivatives	—	—	30,824	30,824

Income (loss) from continuing operations before income taxes	68,644	3,620	(53,273)	18,991
Income tax expense	—	—	(395)	(395)

Income (loss) from continuing operations	$68,644	$3,620	$(53,668)	$18,596

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Nine Months Ended September 30, 2009:
Total revenue	$649,619	$10,397	$—	$660,016

Total hotel operating expenses	434,559	—	—	434,559
Property taxes, insurance and other	42,433	—	—	42,433
Depreciation and amortization	111,941	—	—	111,941
Impairment charges	—	149,272	—	149,272
Corporate general and administrative	—	—	23,014	23,014

Total expenses	588,933	149,272	23,014	761,219

Operating income (loss)	60,686	(138,875)	(23,014)	(101,203)
Equity in earnings of unconsolidated joint ventures	—	1,863	—	1,863
Interest income	—	—	253	253
Other income	—	—	35,140	35,140
Interest expense and amortization of loan costs	—	—	(103,496)	(103,496)
Write-off of loan costs, premiums and exit fees, net	—	—	930	930
Unrealized loss on derivatives	—	—	(14,166)	(14,166)

Income (loss) from continuing operations before income taxes	60,686	(137,012)	(104,353)	(180,679)
Income tax expense	—	—	(397)	(397)

Income (loss) from continuing operations	$60,686	$(137,012)	$(104,750)	$(181,076)

17. Subsequent Events
     In October 2010, we converted a $1.8 billion interest rate swap into a fixed rate of 4.09%, resulting in locked-in annual interest savings of approximately $32 million through March 2013 at no cost to us. Under the previous swap, which expires in March 2013, we received a fixed rate of 5.84% and paid a variable rate of LIBOR plus 2.64%, subject to a LIBOR floor of 1.25%. Under the terms of the new swap transaction, we will continue to receive a fixed rate of 5.84%, but will pay a fixed rate of 4.09%.
     In October 2010, 100,000 shares of our Series B-1 preferred stock with a carrying value of $1.0 million were converted to common shares, pursuant to the terms of the Series B-1 preferred stock.
     In November 2010, we closed on a $105.0 million refinancing of the Marriott Gateway in Arlington, Virginia. The new loan, which has a 10-year term and fixed interest rate of 6.26%, replaces a $60.8 million loan set to mature in 2012 with an interest rate of LIBOR plus 4.0%. The excess proceeds were used to reduce $40.0 million of the outstanding borrowings on our senior credit facility. After the paydown, the current outstanding balance of our senior credit facility is $35.0 million.

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
EXECUTIVE OVERVIEW
General
     The U.S. economy experienced a recession beginning around December 2007, which was caused by the global credit crisis and declining GDP, employment, business investment, corporate profits and consumer spending. As a result of the dramatic downturn in the economy, lodging demand in the U.S. declined significantly throughout 2008 and 2009. However, beginning in 2010, the lodging industry has been experiencing improvement in fundamentals, specifically occupancy. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy in the early stage of recovery, seem to have stabilized. We believe recent improvements in the economy will continue to positively affect the lodging industry and hotel operating results for the remainder of 2010. Our overall current strategy is to take advantage of the cyclical nature of the hotel industry. We believe that, hotel values and cash flows, for the most part, peaked in 2007, and we believe we will not achieve similar cash flows and values in the immediate future. Industry experts have suggested that cash flows within our industry may achieve these previous highs again by 2014 through 2016.
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
SIGNIFICANT TRANSACTIONS AND RECENT DEVELOPMENTS
     Preferred Stock Offering — In September 2010, we completed the offering of 3.3 million shares of our 8.45% Series D Cumulative Preferred Stock at a gross price of $23.178 per share, and we received net proceeds of $72.1 million after underwriting fees and other costs and an accrued dividend of $1.6 million. The proceeds from the offering, together with some corporate funds, were used to pay down $80.0 million of our senior credit facility.
     Acquisition of a Mezzanine Loan — In July 2010, as a strategic complement to our existing joint venture with PREI in 2008, we contributed $15 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a tranche 4 mezzanine loan associated with JER Partner’s 2007 privatization of the Highland Hospitality portfolio. The mezzanine loan is secured by the same 29 hotel properties as our existing joint venture investment in tranche 6 of a mezzanine loan portfolio, which had a carrying of $21.6 million at September 30, 2010. The borrower of these mezzanine loans stopped making debt service payments in August 2010. At this point we are pursuing our remedies under the loan documents as well as continuing discussions with the borrower and other lenders in the capital structure about possible consensual restructuring of the loan. There is not enough information at this time for us to recognize “other than temporary impairment” in these joint ventures that hold these mezzanine loans.
     Sale of Hotel Property — In June 2010, we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million, and the sale was completed in September 2010. Based on the sales price, we recorded an impairment charge of $12.1 million in June 2010, and an additional loss of $280,000 at closing based on the net proceeds of $4.9 million. The operating results of the hotel property, including the related impairment charge and the additional loss, for all periods presented have been reported as discontinued operations in the consolidated statements of operations.
     Settlement of Notes Receivable — In August 2010, we reached an agreement with the borrower of the $7.1 million junior participation note receivable secured by a hotel property in La Jolla, California, to settle the loan which has been in default since March 2009. Pursuant to the settlement agreement, we received total cash payments of $1.8 million in the three months ended September 30, 2010, and expect to receive the remaining $4.5 million payment in the fourth quarter of 2010. We recorded an impairment charge of $837,000 based on the expected cash settlement.
     In May 2010, the senior mortgage lender foreclosed on the loan secured by the Four Seasons hotel property in Nevis in which we had a junior participation interest of $18.2 million. Our entire principal amount was fully reserved in 2009. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at September 30, 2010.

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
     In February 2010, the $23.0 million net carrying value mezzanine loan receivable secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, was restructured for a cash payment of $20.2 million and a $4.0 million note receivable. In connection with the restructuring, we recorded a net impairment charge of $10.7 million in the three months ended September 30, 2009 on the original mezzanine loan. The interest payments on the new note are recorded as a reduction of the principal of the note receivable, and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges.
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
     Debt Modifications, Repayments and Settlement — The $101.0 million non-recourse mortgage loan secured by the Westin O’Hare hotel property in Rosemont, Illinois was settled in September 2010 as we successfully negotiated a consensual transfer of the underlying hotel property to the lender. We recorded a gain of $56.2 million on consensual transfer. An impairment charge of $59.3 million was previously recorded on this property in the fourth quarter of 2009 as we wrote down the hotel property to its estimated fair value. The operating results of the hotel property, including the gain from the disposition, have been reclassified to discontinued operations for all periods presented in the consolidated statements of operations.
     In the third quarter of 2010, we made payments totaling $175.0 million to reduce the outstanding balance of our senior revolving credit facility to $75.0 million.
     In July 2010, we modified the mortgage loan secured by the JW Marriott hotel property in San Francisco, California, to change the initial maturity date to its fully extended maturity of March 2013 in exchange for a principal payment of $5.0 million and an extension fee of $119,000 to be paid in March 2012.
     Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown. We paid $2.5 million of the paydown amount at closing, and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the first two installments due and paid on July 1 and October 1, 2010. We paid a modification fee of $1.5 million in lieu of the future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.
     In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property would be insufficient to cover the principal and interest payments on the note. As of the date of this report, the loan has been transferred to a special servicer. We are currently working with the special servicer for an extension or restructuring of the mortgage note.
     Repurchases of Common Shares and Units of Operating Partnership — During the nine months ended September 30, 2010, we repurchased 7.2 million shares of our common stock for a total cost of $45.1 million pursuant to a previously announced stock repurchase plan. During the three months ended June 30, 2010, we indefinitely ceased the public repurchase of our preferred and common stock under our repurchase plan. During the three and nine months ended September 30, 2010, 200,000 and 719,000 operating partnership units were redeemed at an average price of

$7.76 and $7.39 per unit, respectively. We redeemed the operating partnership units for cash rather than electing to satisfy the redemption request through the issuance of common shares. We paid a total redemption cost of $1.6 million and $5.3 million to the unit holders during the three and nine months ended September 30, 2010, respectively.
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
     In September 2010, we entered into an at-the-market (“ATM”) program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold during the quarter ended September 30, 2010. Proceeds from the ATM program are expected to be used for general corporate purposes including investment and paydown of debt.
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
     Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, principal payments or sales of mezzanine loans, property refinancing proceeds, asset sales, and net cash derived from interest rate derivatives. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, new investments and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
     Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $78.4 million and $76.9 million for nine months ended September 30, 2010 and 2009, respectively. The increase is primarily due to the improved occupancies that we experienced during the nine months ended September 30, 2010.
     Net Cash Flows Used in Investing Activities. For the nine months ended September 30, 2010, investing activities used net cash flows of $36.2 million. Principal payments on notes receivable generated total cash of $23.8 million and the net cash proceeds from disposition of hotel properties was $1.4 million. We received $4.9 million net cash proceeds from the sale of the Hilton Suites in Auburn Hills, Michigan and a cash balance of $3.5 million was removed from our consolidated balance sheet as the Westin O’Hare hotel property was deconsolidated at the completion of the deed-in-lieu of foreclosure. Cash outlays consisted of a $15.0 million cash contribution to a joint venture for an ownership interest in an $80.0 million principal balance mezzanine loan and capital improvements of $46.5 million made to various hotel properties. For the nine months ended September 30, 2009, investing activities used cash of $51.7 million for improvements to various hotel properties and provided cash of $858,000 from the sale of an interest in a laundry joint venture and a piece of land adjacent to a hotel property.
     Net Cash Flows Used in Financing Activities. For the nine months ended September 30, 2010, net cash flows used in financing activities were $135.2 million. Cash outlays consisted of $45.1 million for purchases of common stock, $16.7 million for dividend payments to preferred shareholders and unit holders, $3.2 million payment for loan modification and extension fees, $189.0 million for repayments of indebtedness and capital leases, $5.3 million for the redemption of operating partnership units, $275,000 distribution to a noncontrolling interest joint venture partner, and $52,000 for purchasing an interest rate cap agreement. These cash outlays were partially offset by cash inflows of $72.1 million from issuance of 3.3 million shares of Series D preferred stock, $47.1 million from the counterparties of our interest rate derivatives, $4.0 million additional borrowing on a mortgage note, and $1.0 million of contributions from a noncontrolling interest joint venture partner. For the nine months ended September 30, 2009, net cash flow used in financing activities was $69.7 million. Cash outlays consisted of $55.1 million of payments on indebtedness and capital leases, $1.8 million of loan costs, $17.3 million of dividends paid, $31.0 million paid for entering into interest rate derivatives, $53.3 million of payments to acquire treasury shares, $10.7 million to repurchase Series A and Series D preferred stock, and cash distributions of $1.1 million to noncontrolling interests in consolidated joint ventures. These cash outlays were partially offset by $67.8 million from debt refinancing and $32.9 million cash payments received from the counterparties of the interest rate derivatives.
     In October 2010, we converted a $1.8 billion interest rate swap into a fixed rate of 4.09%, resulting in locked-in annual interest savings of approximately $32 million through March 2013 at no cost to us. Under the previous swap, which expires in March 2013, we received a fixed rate of 5.84% and paid a variable rate of LIBOR plus 2.64%, subject to a LIBOR floor of 1.25%. Under the terms of the new swap transaction, we will continue to receive a fixed rate of 5.84%, but will pay a fixed rate of 4.09%. Our original intent of the interest rate swap strategy we initiated in 2008 was to take advantage of a declining interest rate environment to offset the potential decline in RevPAR from the weakening economy. This strategy has accomplished our objective. With this new transaction, we have locked in close to the maximum possible annual savings from the swap over the remaining term while eliminating the risk of potential LIBOR increases, all at no cash cost to us.
     In November 2010, we closed on a $105.0 million refinancing of the Marriott Gateway in Arlington, Virginia. The new loan, which has a 10-year term and fixed interest rate of 6.26%, replaces a $60.8 million loan set to mature in 2012 with an interest rate of LIBOR plus 4.0%. The excess proceeds were used to reduce $40.0 million of the outstanding borrowings on our senior credit facility. After the paydown, the current outstanding balance of our senior credit facility is $35.0 million.
     We are required to maintain certain financial ratios under various debt, preferred equity and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. At September 30, 2010, we were in compliance with all covenants or other requirements set forth in our debt, preferred equity and derivative agreements as amended.
     Virtually, our only recourse obligation is our $250 million senior credit facility held by 10 banks, which expires in April 2011 with a one-year extension option that will take the maturity to April 2012. The outstanding balance on this credit facility at September 30, 2010 was $75.0 million. The main covenants in this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through March 31, 2011 (ours was 1.83x at September 30, 2010), and 1.35x thereafter until expiration; and (ii) the maximum leverage ratio, as defined, of 65% (ours was 54.9% at September 30, 2010). The primary requirements to extend the credit facility are that (i) there must be no default or event of default, (ii) the representations and warranties must be true and correct in all material respects and (iii) we pay each lender a fee equal to 0.25% of such lender’s commitment (whether or not utilized). We believe we will be able to extend or refinance a portion or all of this senior credit facility before maturity, and if it becomes necessary to pay down the principal balance, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises or, to the extent necessary, asset sales.
     The articles governing our Series B-1 preferred stock require us to maintain certain covenants. The impairment charges recorded during the quarter ended June 30, 2009 could have prevented us from satisfying one financial ratio. However, the holder of the Series B-1 preferred stock reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second, third and fourth quarters of 2009 as they impacted the financial ratio calculations for the affected periods. At September 30, 2010, we are in compliance with all covenants required under the articles governing the Series B-1 preferred stock.
     Based upon the current level of operations, management believes that our cash flow from operations along with our cash balances and the amount available under our senior credit facility will be adequate to meet upcoming anticipated requirements for interest, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we have eliminated our 2010 non-extendable loan maturities and will continue to proactively address our upcoming 2011 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue mortgage financing on individual properties and our mortgage investments.
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
     Dividend Policy. Effective with the fourth quarter ended December 31, 2008, and in conjunction with the amendment to our senior credit facility, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.
RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended		Favorable/	Nine Months Ended		Favorable/
	September 30,		(Unfavorable)	September 30,		(Unfavorable)
	2010	2009	Change	2010	2009	Change
Total revenue	$214,382	$207,097	$7,285	$655,851	$660,016	$(4,165)
Total hotel operating expenses	$(145,411)	$(141,268)	$(4,143)	$(437,302)	$(434,559)	$(2,743)
Property taxes, insurance and other	$(13,281)	$(14,643)	$1,362	$(40,715)	$(42,433)	$1,718
Depreciation and amortization	$(35,836)	$(36,868)	$1,032	$(108,158)	$(111,941)	$3,783
Impairment charges	$(694)	$(19,816)	$19,122	$1,263	$(149,272)	$150,535
Corporate general and administrative	$(7,700)	$(9,257)	$1,557	$(22,680)	$(23,014)	$334
Operating income (loss)	$11,460	$(14,755)	$26,215	$48,259	$(101,203)	$149,462
Equity in earnings of unconsolidated joint ventures	$3	$642	$(639)	$1,325	$1,863	$(538)
Interest income	$114	$56	$58	$226	$253	$(27)
Other income	$15,874	$13,228	$2,646	$47,045	$35,140	$11,905
Interest expense and amortization of loan costs	$(36,187)	$(34,478)	$(1,709)	$(108,688)	$(103,496)	$(5,192)
Write-off of loan costs, premiums and exit fees, net	$—	$—	$—	$—	$930	$(930)
Unrealized gain (loss) on derivatives	$382	$5,525	$(5,143)	$30,824	$(14,166)	$44,990
Income tax benefit (expense)	$14	$(138)	$152	$(395)	$(397)	$2
(Loss) income from continuing operations	$(8,340)	$(29,920)	$21,580	$18,596	$(181,076)	$199,672
Income (loss) from discontinued operations	$56,005	$(3,776)	$59,781	$41,796	$(23,318)	$65,114
Net income (loss)	$47,665	$(33,696)	$81,361	$60,392	$(204,394)	$264,786
Loss from consolidated joint ventures attributable to noncontrolling interests	$293	$476	$(183)	$1,422	$629	$793
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(6,689)	$4,424	$(11,113)	$(8,610)	$25,567	$(34,177)
Net income (loss) attributable to the Company	$41,269	$(28,796)	$70,065	$53,204	$(178,198)	$231,402

     Income from continuing operations represents the operating results of 100 hotel properties included in continuing operations that we have owned throughout the entirety of both the three and nine months ended September 30, 2010 and 2009. The following table illustrates the key performance indicators of these hotels:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total hotel revenue (in thousands)	$213,933	$205,163	$654,507	$649,067
Room revenue (in thousands)	$168,351	$159,798	$502,626	$494,555
RevPAR (revenue per available room)	$89.56	$85.01	$89.70	$88.26
Occupancy	72.14%	68.99%	71.13%	67.18%
ADR (average daily rate)	$124.15	$123.23	$126.11	$131.38
Comparison of the Three Months Ended September 30, 2010 and 2009
     Revenue. Room revenue for the three months ended September 30, 2010 (the “2010 quarter”) increased $8.6 million, or 5.4%, to $168.4 million from $159.8 million for the three months ended September 30, 2009 (the “2009 quarter”). The increase in room revenue was primarily due to the improved occupancy coupled with the slight increase in average daily rate. During the 2010 quarter, we experienced a 315 basis points increase in occupancy as the economy improved. We started seeing improvements in room rates during the 2010 quarter. Food and beverage experienced a similar increase of $1.0 million due to improved occupancy. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, experienced a slight decline of $727,000.
     Rental income from the triple-net operating lease decreased $51,000 primarily due to lower hotel revenues related to that property during the 2010 quarter resulting from lower ADR net of the effect of higher occupancy.
     Interest income from notes receivable decreased $1.4 million for the 2010 quarter compared to the 2009 quarter primarily due to the impairment of five mezzanine loans in our portfolio during 2009 and one loan that was sold in the fourth quarter of 2009. The mezzanine loan secured by the Ritz Carlton hotel property in Key Biscayne, Florida that was impaired in 2009 was settled in the first quarter of 2010 for $20.2 million in cash and a $4.0 million principal note. The $4.0 million note was recorded at its net present value of $3.0 million at September 30, 2010, based on its future cash flows. Currently, the cash received from the $4.0 million note is recorded as a reduction in the principal amount of the note receivable, and the valuation adjustments to the net carrying amount of the note have been recorded as credits to impairment charges in accordance with applicable authoritative accounting guidance.
     Asset management fees and other were $100,000 for the 2010 quarter and $173,000 for the 2009 quarter. The decrease is primarily due to the expiration at December 31, 2009 of a consulting agreement with a joint venture.
     Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $2.6 million in direct expenses and $1.6 million in indirect expenses and management fees in the 2010 quarter. The increase in these expenses is primarily attributable to higher occupancy and higher incentive management fees resulting from increased hotel revenues, and higher sales and marketing expenses. The direct expenses were 34.2% of total hotel revenue for the 2010 quarter and 34.4% for the 2009 quarter.
     Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $1.4 million for the 2010 quarter to $13.3 million. The decrease is primarily due to a $1.3 million reduction in property taxes resulting from our successful appeals as we secured significant assessed value reductions related to certain of our hotel properties.
     Depreciation and Amortization. Depreciation and amortization decreased $1.0 million for the 2010 quarter compared to the 2009 quarter primarily due to certain assets that had been fully depreciated since September 30, 2009, which is partially offset by an increase in depreciation expense resulting from capital improvements made at certain hotel properties since September 30, 2009.
     Corporate General and Administrative. Corporate general and administrative expenses decreased to $7.7 million for the 2010 quarter compared to $9.3 million for the 2009 quarter. The non-cash stock/unit-based compensation expense increased $790,000 primarily due to certain restricted stock/unit-based awards granted in the current year at a higher cost per share. Other corporate general and administrative expenses decreased $2.3 million during the 2010 quarter. Corporate general and administrative expenses for the 2009 quarter included an additional bonus accrual resulting from the increased target incentives for certain executives, increased legal expense of $874,000 primarily associated with the lawsuits related to defaulted mezzanine loan activities, accrued tax indemnities of $600,000 related to two hotel properties sold in 2008, and the write-off of certain project costs. The decrease in these expenses from the 2009 quarter was partially offset by increases in salaries and benefits and charitable donations in the 2010 quarter.
     Equity in Earnings of Unconsolidated Joint Ventures. Equity in earnings of unconsolidated joint ventures was $3,000 and $642,000 for the 2010 quarter and 2009 quarter, respectively. The decrease is primarily due to the three mezzanine loans held in our joint ventures being in non-accrual status since July 2010.
     Interest Income. Interest income increased $58,000 for the 2010 quarter compared to the 2009 quarter primarily due to interest income on a property tax refund, which is partially offset by the effect of the decline in short-term interest rates and lower average cash balances during the 2010 quarter.
     Other Income. Other income was $15.9 million and $13.2 million for the 2010 quarter and the 2009 quarter, respectively, which represents the net interest income on the non-hedge interest rate swap, floor and flooridors.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.7 million to $36.2 million for the 2010 quarter from $34.5 million for the 2009 quarter. The increase is primarily attributable to certain loans that were refinanced at higher interest rates since September 30, 2009. The increase was partially offset by the lower average variable rate debt outstanding as a result of the repayments totaling $185.7 million since September 30, 2009. The average LIBOR rates for the 2010 quarter and the 2009 quarter were 0.29% and 0.27%, respectively.
     Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives represents primarily the changes in fair value of the interest rate swap, floor, flooridor and cap transactions we entered into since March 2008 which were not designated as cash flow hedges. During the 2010 quarter and the 2009 quarter, we recorded an unrealized gain of $382,000 and $5.5 million, respectively, on these derivatives. The fair value of these derivatives increased during the 2010 quarter primarily due to the movements in the LIBOR forward curve used in determining the fair value.
     Income Tax Benefit (Expense). We recorded an income tax benefit from continuing operations of $14,000 for the 2010 quarter and income tax expense of $138,000 for the 2009 quarter. The decrease in tax expense in the 2010 quarter is primarily due to recording the tax benefits of net operating losses incurred by our joint venture that is subject to District of Columbia income taxes. These tax benefits are offset by income tax expense recorded for two of our TRS subsidiaries that are generating taxable income in the 2010 quarter and an increase in the Texas Margin Tax resulting from an increase in the portion of revenues attributable to operations in Texas. Our largest TRS subsidiary began generating taxable income in 2010. Despite the utilization of net operating loss carryforwards for regular tax purposes, we had to accrue federal alternative minimum taxes and certain state income taxes. Another TRS subsidiary began generating taxable income in the fourth quarter of 2009 and continues to do so in 2010. Accordingly, we accrued federal and state income taxes for this subsidiary.
     Loss from Discontinued Operations. Income from discontinued operations was $56.0 million for the 2010 quarter and loss from discontinued operations was $3.8 million for the 2009 quarter. Discontinued operations include the operating results of the Hilton Suites in Auburn Hills, Michigan that was sold in September 2010 and the Westin O’Hare, Illinois that was deconsolidated at the closing of the deed-in-lieu of foreclosure in September 2010. We recorded a loss of $280,000 at the sale of the Auburn Hills hotel property and a gain of $56.2 million on the consensual transfer of the Westin O’Hare hotel property during the 2010 quarter.
     Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During the 2010 quarter and the 2009 quarter, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $293,000 and $476,000, respectively. Noncontrolling interests in consolidated joint ventures represent ownership interests ranging from 11% to 25% of six hotel properties held by three joint ventures.
     Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net income allocated to noncontrolling interests and distributions paid to these limited partners were $6.7 million for the 2010 quarter and net loss allocated to these noncontrolling interests was $4.4 million for the 2009 quarter. The redeemable noncontrolling interests in operating partnership participating in the allocation increased from 13.2% at September 30, 2009 to 14.1% at September 30, 2010. The increase was due to the decrease in average outstanding common shares as a result of the repurchase of our common shares net of the effect of the units redeemed and converted since September 2010.

Comparison of the Nine Months Ended September 30, 2010 with Nine Months Ended September 30, 2009
     Revenue. Room revenue for the nine months ended September 30, 2010 (the “2010 period”) increased to $502.6 million from $494.6 million for the nine months ended September 30, 2009 (the “2009 period”). The room revenue increase resulting from the improved occupancy in the 2010 period of 395 basis points was partially offset by the decrease in average daily rate. The economic downturn placed tremendous pressure on rates to maintain occupancy levels. We observed businesses adopting cost saving initiatives on their travel and meeting expenses. Food and beverage experienced a small decline of $588,000 due to lower volume on catering and banquet events. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, experienced a $1.9 million decline due to less demand for these services.
     Rental income from the triple-net operating lease decreased $103,000 primarily due to lower hotel revenues related to that hotel property resulting from the lower ADR net of the effect of higher occupancy during the 2010 period.
     Interest income from notes receivable decreased $9.4 million for the 2010 period compared to the 2009 period primarily due to the impairment of five mezzanine loans in our portfolio during 2009 and one loan that was sold in the fourth quarter of 2009.
     Asset management fees and other were $312,000 for the 2010 period and $552,000 for the 2009 period. The decrease is primarily due to the expiration at December 31, 2009 of a consulting agreement with a joint venture.
     Hotel Operating Expenses. We experienced an increase of $3.5 million in direct expenses and a decrease of $743,000 in indirect expenses and management fees in the 2010 period. The increase in direct expense was primarily the result of improved occupancy during the 2010 period. The decline in indirect expenses was primarily attributable to a decrease in general and administrative expenses at the property level and the result of renegotiated vendor contracts and adjustments to service levels. The direct expenses were 33.6% of total hotel revenue for the 2010 period as compared to 33.3% for the 2009 period.
     Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $1.7 million for the 2010 period to $40.7 million. Property taxes decreased $2.1 million resulting from our successful appeals for the assessed value reductions related to certain of our hotel properties, which was partially offset by the tax rate increases in some jurisdictions as city/county and state governments try to maintain their tax base. The decrease in property taxes was partially offset by the increase in insurance costs of $384,000. The increase in insurance costs is primarily due to higher premiums for property policies renewed since September 30, 2009.
     Depreciation and Amortization. Depreciation and amortization decreased $3.8 million for the 2010 period compared to the 2009 period primarily due to certain assets that had been fully depreciated since September 30, 2009, which is partially offset by an increase in depreciation expense resulting from capital improvements made at certain hotel properties since September 30, 2009.
     Corporate General and Administrative. Corporate general and administrative expenses decreased $334,000 for the 2010 period compared to the 2009 period. The non-cash stock/unit-based compensation expense increased $1.3 million primarily due to certain restricted stock/unit-based awards granted in the current year at a higher cost per share. Other corporate general and administrative expenses decreased $1.6 million. Corporate general and administrative expenses for the 2009 period included an additional bonus accrual resulting from the increased target incentives for certain executives, an increase in legal expense of $1.2 million primarily associated with the lawsuits related to defaulted mezzanine loan activities and accrued tax indemnities of $600,000 related to two hotel properties sold in 2008. The decrease in these expenses from the 2009 period was partially offset by increases in salaries and benefits and charitable donations in the 2010 period.
     Equity in Earnings of Unconsolidated Joint Ventures. Equity in earnings of unconsolidated joint ventures was $1.3 million and $1.9 million for the 2010 period and the 2009 period, respectively. The decrease is primarily due to the three mezzanine loans held in our joint ventures being in non-accrual status since July 2010.

     Interest Income. Interest income decreased $27,000 for the 2010 period compared to the 2009 period primarily due to the decline in short-term interest rates and lower average cash balances during the 2010 period, which was partially offset by interest income on a tax refund.
     Other Income. Other income was $47.0 million and $35.1 million for the 2010 period and the 2009 period, respectively, which represents the net interest income on the non-hedge interest rate swap, floor and flooridors.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $5.2 million to $108.7 million for the 2010 period from $103.5 million for the 2009 period. The increase is primarily attributable to certain debt that was refinanced at higher interest rates. The increase was partially offset by the lower average variable rate debt outstanding and the lower LIBOR rates in the 2010 period. Average LIBOR rates for the 2010 period and the 2009 period were 0.28% and 0.37%, respectively.
     Write-off of Loan Cost, Premiums and Exit Fees, Net. During the 2009 period we refinanced the $47.4 million mortgage loan secured by a hotel property in Arlington, VA with a $60.8 million loan. The unamortized debt premium of $1.4 million and loan cost of $411,000 on the loan were written off at refinance.
     Unrealized Gain (Loss) on Derivatives. During the 2010 period and the 2009 period, we recorded an unrealized gain of $30.8 million and an unrealized loss of $14.2 million, respectively, on our interest rate derivatives. The fair value of these derivatives increased during the 2010 period primarily due to the movements in the LIBOR forward curve used in determining the fair value.
     Income Tax Expense. We recorded an income tax expense from continuing operations of $395,000 for the 2010 period and $397,000 for the 2009 period. Income tax expense for the 2010 period remained unchanged from the 2009 period due to tax benefits recorded as a result of net operating losses incurred by our joint venture that is subject to District of Columbia income taxes. These benefits were offset by increases to income tax expense as a result of providing for income taxes on two of our TRS subsidiaries that are generating taxable income in 2010 and an increase in the Texas Margin Tax due to an increase in the portion of revenues attributable to operations in Texas. Our largest TRS subsidiary began generating taxable income in 2010. Despite the utilization of net operating loss carryforwards for regular tax purposes, we had to accrue federal alternative minimum taxes and certain state income taxes. Another TRS subsidiary began generating taxable income in the fourth quarter of 2009 and continues to do so in 2010. Accordingly, we accrued federal and state income taxes for this subsidiary.
     Loss from Discontinued Operations. Income from discontinued operations was $41.8 million for the 2010 period and loss from discontinued operations was $23.3 million for the 2009 period.
     Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During the 2010 period and the 2009 period, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $1.4 million and $629,000, respectively.
     Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net income allocated to noncontrolling interests and distributions paid to these limited partners were $8.6 million for the 2010 period and net loss allocated to these noncontrolling interests was $25.6 million for the 2009 period.
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
     There has been no other significant new accounting policies employed during the nine months ended September 30, 2010. See our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of critical accounting policies.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In July 2010, the FASB issued an accounting standard update to require disclosures about the credit quality of financing receivables and the allowance for losses on a disaggregated basis. The accounting standard update defines two levels of disaggregation—portfolio segment and class of financing receivable. It also requires additional disclosures by class about credit quality indicators and the aging of past due financing receivables at the end of reporting period, the nature and extent of troubled debt restructurings that occurred during the period, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, and significant purchases and sales of financing receivables disaggregated by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect the adoption of this accounting guidance will have a material impact on our financial statements.
     There are no other new accounting standard updates issued during the nine months ended September 30, 2010 that are applicable to us.
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

     The following table reconciles net income (loss) to EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$47,665	$(33,696)	$60,392	$(204,394)
Loss from consolidated joint ventures attributable to noncontrolling interests	293	476	1,422	629
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(6,689)	4,424	(8,610)	25,567

Net income (loss) attributable to the Company	41,269	(28,796)	53,204	(178,198)
Depreciation and amortization	35,200	38,140	106,841	116,566
Interest expense and amortization of loan costs	36,873	36,064	111,415	108,226
Income tax expense	96	193	517	585
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	6,689	(4,424)	8,610	(25,567)
Interest income	(105)	(54)	(216)	(245)

EBITDA(1)	$120,022	$41,123	$280,371	$21,367

(1)	EBITDA is not adjusted for income received from interest rate derivatives because the related derivatives are not designated as hedges under the applicable authoritative accounting guidance and therefore, this income is reported as other income instead of a reduction of interest expense in accordance with GAAP.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$47,665	$(33,696)	$60,392	$(204,394)
Loss from consolidated joint ventures attributable to noncontrolling interests	293	476	1,422	629
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(6,689)	4,424	(8,610)	25,567
Preferred dividends	(4,988)	(4,831)	(14,649)	(14,492)

Net income (loss) attributable to common shareholders	36,281	(33,627)	38,555	(192,690)
Depreciation and amortization of real estate	35,138	38,071	106,643	116,350
Gain on sale/disposition of properties	(55,931)	—	(55,931)	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	6,689	(4,424)	8,610	(25,567)

FFO available to common shareholders	$22,177	$20	$97,877	$(101,907)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     One of our market risk exposures consists of changes in interest rates on borrowings under our debt instruments, our derivatives portfolio and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

     At September 30, 2010, our $2.5 billion debt portfolio included $732.3 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2010 would be approximately $1.6 million per year. Interest rate changes will have no impact on the remaining $1.8 billion of fixed rate debt.
     We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. The changes in the fair market values of these transactions are recorded in earnings. Based on the LIBOR rates in effect on September 30, 2010, the interest rate derivatives we entered into since 2008 would result in income of approximately $62.8 million for 2010. Due to the interest rate cap and floor on these derivatives, a 25-basis point change to the LIBOR rates from the rates level at September 30, 2010, would not change the amount of the projected income on these derivatives.
     In October 2010, we converted the $1.8 billion interest rate swap into a fixed rate of 4.09%, resulting in locked-in annual interest savings of approximately $32 million through March 2013 at no cost to us. Based on the LIBOR rates in effect on September 30, 2010, the new interest rate swap and the existing interest rate flooridors would result in income of approximately $62.5 million for 2010.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and lending portfolios, and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2010, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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

ITEM 1A. RISK FACTORS
     The following discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
     We are subject to various risks related to our use of, and dependence on debt.
     As of September 30, 2010, we had aggregated borrowings of approximately $2.5 billion outstanding, including $732.3 million of variable interest rate debt. The interest we pay on variable-rate debt increases as interest rates increase, which may decrease cash available for distribution to stockholders. We are also subject to the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to stockholders, (iv) increase the risk that we could be forced to liquidate assets or repay debt, any of which could have a material adverse effect on us, and (v) create other hazardous situations for us.
     Our debt agreements contain financial and other covenants. If we violate covenants in any debt agreements, including as a result of impairments of our hotel or mezzanine loan assets, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may also prohibit us from borrowing unused amounts under our lines of credit, even if repayment of some or all the borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow beyond certain amounts or for certain purposes. Our governing instruments do not contain any limitation on our ability to incur indebtedness.
     We have voluntarily elected to cease making payments on the mortgages securing three of our hotels, and we may voluntarily elect to cease making payments on additional mortgages in the future, which could reduce the number of hotels we own as well as our revenues and could affect our ability to raise equity or debt financing in the future or violate covenants in our debt agreements.
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
     We have elected to cease making payments on the mortgages securing certain of our hotel properties. In December 2009, after fully cooperating with the servicer for a consensual foreclosure or deed-in-lieu of foreclosure, we agreed to transfer possession and control of the Hyatt Regency Dearborn to a receiver. In March 2010, we elected to cease making payments on a $5.8 million mortgage note payable maturing in January 2011, which is secured by a hotel property in Manchester, Connecticut. Since that date, the loan has been transferred to as special servicer. Additionally, in September 2010, we successfully negotiated a consensual transfer of the Westin O’Hare to the related lender. In each of these instances, the hotel was not generating sufficient cash flow to cover its debt service and was not expected to generate sufficient cash flow to cover its debt service for the foreseeable future. These and any similar transfers reduce our assets and debt, could have an adverse effect on our ability to raise equity or debt capital in the future, or increase the cost of such capital or violate covenants in other debt agreements.
     In addition to the foregoing loans, we had approximately $2.4 billion of mortgage debt outstanding as of September 30, 2010. We may face issues with these loans or with other loans or borrowings that we incur in the future, some of which issues may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt or otherwise have an adverse effect on our business, results of operations or financial condition.
     We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders. Currently, our credit facility limits us from paying dividends if we do not meet certain covenants.
     As a REIT, we are generally required to distribute at least 90% of our net taxable income each year, excluding net capital gains, to our stockholders. Our ability to make distributions may be adversely affected by the risk factors described herein. We cannot assure you that we will be able to make distributions in the future. In the event of continued or future downturns in our operating results and financial performance, unanticipated capital improvements to our hotels or declines in the value of our mortgage portfolio, we may be unable to declare or pay distributions to our stockholders to the extent required to maintain our REIT qualification. The timing and amount of such distributions will be in the sole discretion of our Board of Directors, which will consider, among other factors, our financial performance, and debt service obligations.
     We have engaged in and may continue to engage in derivative transactions, which can limit our gains and expose us to losses.
     We have entered into and may continue to enter into hedging transactions to (i) attempt to take advantage of changes in prevailing interest rates, (ii) protect our portfolio of mortgage assets from interest rate fluctuations, (iii) protect us from the effects of interest rate fluctuations on floating-rate debt, or (iv) preserve net cash. Our hedging transactions may include entering into interest rate swap agreements, interest rate cap or floor agreement or flooridor and corridor agreements and purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks inherent in our business.
     Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:
•	Available interest rate hedging may not correspond directly with the interest rate risk for which protections is sought.

•	The duration of the hedge may not match the duration of the related liability.

•	The party owing money in the hedging transaction may default on its obligation to pay.

•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.

•	The value of derivatives used for hedging may be adjusted from time to time in accordance with generally accepted accounting rules to reflect changes in fair value; downward adjustments, or “mark-to-market loss,” would reduce our stockholders’ equity.
     Hedging involves both risks and costs, including transaction costs, which may reduce our overall returns on our investments. These costs increase as the period covered by the hedging relationship increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distributions to stockholders. We generally intend to hedge to the extent management determines it is in our best interest given the cost of such hedging transactions as compared to the potential economic returns or protections offered. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income and assets from hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent.

     If LIBOR rates do not act in the manner or to the extent we have anticipated, we may not generate expected cash flow from our “flooridor” and “corridor” derivative transactions, which may adversely affect us.
     In an effort to take advantage of declining LIBOR rates, we entered into a series of interest rate derivatives, referred to as “flooridors” and “corridors” beginning in December 2008. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike Y, the sold floor partially offsets the purchased floor. The interest rate “corridor” involves purchasing of an interest rate cap at one strike rate X and selling an interest rate cap with a higher strike rate Y. The purchase of the corridor is paid when the underlying interest rate index resets above the strike rate X during the term of the corridor. We are not currently a party to any “corridor” derivative transaction. If LIBOR rates do not change in the manner or to the extent we have anticipated, we may not generate the cash flow we have anticipated from our “flooridor” and “corridor” derivatives, which may adversely affect us, including by impairing our ability to service our debt obligations, comply with financial covenants or make anticipated capital investments in our hotels.
     If the current economic downturn continues and the underlying hotel properties supporting our mezzanine loan portfolio are unable to generate enough cash flows for the scheduled payments, there is a possibility that our remaining mezzanine loan portfolio could be written off in its entirety, which may adversely affect our operating results.
     When we implemented our mezzanine loan investment strategy, we generally performed the underwriting stress test based on worst case scenarios similar to what the hotel industry experienced during the downturn following the event of September 11, 2001. However, the magnitude of the current economic downturn far exceeded our underwriting sensitivity. As a result, we have recorded impairment charges with respect to our mezzanine loan portfolio of approximately $837,000 in the nine months ended September 30, 2010 and $148.7 million in the year ended 2009, respectively, and if the current economic downturn continues, we may record additional impairment charges to this portfolio equal to as much as the remaining balance of our mezzanine loan portfolio of $69.1 million (including our interests in two mezzanine loan joint ventures) as of September 30, 2010. If such a write-off were to occur, it would impact our interest income by up to $1.3 million annually.
     We face the risk that we may not be able to sell any hotel properties we decide to sell on favorable terms.
     We may decide to sell one or more of our hotel properties from time to time for a variety of reasons. We cannot assure you that we will be able to sell any of the properties we decide to sell on favorable terms or that any such properties will not be sold at a loss.
     Complying with REIT requirements may limit our ability to hedge effectively.
     The REIT provisions of the Internal Revenue Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income and assets in each year from certain hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services, and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. However, for transactions occurring after July 30, 2008 that we enter into to protect against interest rate risks on debt incurred to acquire qualified REIT assets and for which we indentify as hedges for tax purposes, any associated hedging income is excluded from the 95% income test and the 75% income test applicable to REIT. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.
     We may be subject to taxes in the event our leases are held not to be on an arm’s-length basis.
     In the event that leases between us and our taxable REIT subsidiaries are held not to be on an arm’s-length basis, we or our taxable REIT subsidiaries could be subject to taxes, and adjustments to the rents could cause us to fail to meet certain REIT income tests. In determining amounts payable by our taxable REIT subsidiaries under our leases, we engaged an accounting firm to prepare a transfer pricing study to ascertain whether the lease terms we established were on an arm’s-length basis. The transfer pricing study concluded that the lease terms were consistent with arm’s-length terms as required by applicable Treasury Regulations. In 2010, the Internal Revenue Service, or the IRS, audited a taxable REIT subsidiary of ours that leases two of our hotel properties, and recently issued a notice of proposed adjustment that reduced the amount of rent we charged to the taxable REIT subsidiary. We own a 75% interest in the hotel properties and the taxable REIT subsidiary at issue. We disagree with the IRS’ position, and appealed the proposed adjustment. If the IRS were to prevail in its proposed adjustment, however, our taxable REIT subsidiary would owe approximately $1.1 million additional U.S. federal income taxes plus possible additional state income taxes, or we could be subject to a 100% excise tax on our share of the amount by which the rent was held to be greater than the arm’s-length rate. In addition, if the IRS were to successfully challenge the terms of our leases with any of our taxable REIT subsidiaries for 2007 and later years, we or our taxable REIT subsidiaries could owe additional taxes and we could be required to pay penalty taxes if the effect of such challenges were to cause us to fail to meet certain REIT income tests, which could materially adversely affect us and holders of our Series D Preferred Stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to repurchases we made of shares of our common stock and units of our operating partnership during each month of the third quarter of 2010:

	Total			Shares/Units	Maximum Dollar Value
	Number of		Average	Purchased	of Shares That
	Shares/Units		Price Paid	As Part of Publicly	May Yet Be Purchased
Period	Purchased		Per Share	Announced Plan(1)	Under the Plan
Dollar amount available at beginning of period					$60,000,000
Common stock:
July 1 to July 31	1,598	(2)	$7.25	—	(3)
August 1 to August 31	1,875	(2)	8.49	—	(3)
September 1 to September 30	—		—	—	(3)

Total	3,473		$7.92	—

Operating partnership units:
July 1 to July 31	200,000		$7.76	200,000	(3)

(1)	In November 2007, our Board of Directors authorized a $50 million common stock repurchase plan, which was announced on November 21, 2007. The repurchase plan was increased by $75 million in September 2008, and the program was subsequently amended to include both common and preferred stock. In January 2009, the Board of Directors authorized an additional $200 million for the repurchase plan and expanded the plan to include the prepayment of our outstanding debt obligations. In February 2010, the Board of Directors expanded the repurchase program further to also include the potential repurchase of units of our operating partnership. We have ceased the repurchase of both of our preferred stock and common stock under this plan indefinitely.

(2)	Represents the shares forfeited to the Company to satisfy employees’ federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.

(3)	Maximum dollar value of shares that may yet be purchased under the plan was $59,449,000 at the end of each of the month of July, August and September of 2010.
ITEM 6. EXHIBITS

Exhibit	Description

21.1	Registrant’s Special-Purpose Entities Listing as of September 30, 2010

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date: November 9, 2010	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer