Form 10-K
period 2010-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2011-03-04
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes                    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)                    ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

As of June 30, 2010, the aggregate market value of 45,803,168 shares of the registrant’s common stock held by non-affiliates was approximately $335,737,000.

As of March 3, 2011, the registrant had 59,419,324 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement pertaining to the 2011 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2010
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

FORWARD-LOOKING STATEMENTS

Throughout this Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition and liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

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

GENERAL

Ashford Hospitality Trust, Inc., together with its subsidiaries, is a self-administered real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity and debt. Additional information can be found on our website at www.ahtreit.com. We commenced operations in August 2003 with the acquisition of six hotel properties (the “Initial Properties”) in connection with our initial public offering. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of the Company, serves as the sole general partner of our operating partnership.

During 2004, we acquired 15 hotel properties in seven transactions. In 2005, we closed three purchase transactions, resulting in the acquisition of 43 hotel properties. In 2006, we acquired an additional nine hotel properties in five transactions. In April 2007, we acquired a 51-property hotel portfolio (“CNL Portfolio”) from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In connection with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition and acquired in May 2007 two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Net of subsequent sales and the asset swap, 39 and 42 of these hotels were included in our hotel property portfolio at December 31, 2010 and 2009, respectively.

Beginning in March 2008, we entered into various derivative transactions with financial institutions to hedge our debt to improve cash flows and to capitalize on the historical correlation between changes in LIBOR and RevPAR (Revenue Per Available Room). Through December 31, 2010, we recorded cash and accrued income of $125.5 million from the derivative transactions.

In response to the recent financial market crisis, we undertook a series of actions to manage the sources and uses of our funds in an effort to navigate through challenging market conditions while still pursuing opportunities that can create long-term shareholder value. In this effort, we proactively addressed value and cash flow deficits among certain of our mortgaged hotels, with a goal of enhancing shareholder value through loan amendments, or in certain instances, consensual transfers of hotel properties to the lenders in satisfaction of the related debt, some of which have resulted in impairment charges. In 2010, we successfully negotiated a consensual transfer of the Westin O’Hare hotel property in Rosemont, Illinois that collateralized a non-recourse mortgage loan of $101.0 million to the lender. In December 2009, after fully cooperating with the servicer for a judicial foreclosure, we agreed to transfer possession and control of the Hyatt Regency Dearborn to a receiver. In each of these instances, the hotel was not generating sufficient cash flow to cover its debt service and was not expected to generate sufficient cash flow to cover its debt service for the foreseeable future.

As of December 31, 2010, we owned 94 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represented 21,734 total rooms, or 21,392 net rooms excluding those attributable to joint venture partners. Our hotels are primarily operated under the widely recognized upper upscale brands of Crowne Plaza, Hilton, Hyatt, Marriott and Sheraton. All these hotels are located in the United States. At December 31, 2010, 97 of the 100 hotels are included in our continuing operations. As of December 31, 2010, we also owned mezzanine or first-mortgage loans receivable with a carrying value of $20.9 million. In addition, at December 31, 2010, we had ownership interests in two joint ventures that own mezzanine loans with a carrying value of $15.0 million, net of valuation allowance. See Notes 4 and 5 of Notes to Consolidated Financial Statements included in Item 8.

For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2010, 99 of our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of December 31, 2010, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.

We do not operate any of our hotels directly; instead we employ hotel management companies to operate them for us under management contracts or operating leases. Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of December 31, 2010, Remington Lodging managed 46 of our 100 hotel properties while third-party management companies managed the remaining 54 hotel properties.

SIGNIFICANT TRANSACTIONS IN 2010 AND RECENT DEVELOPMENTS

Resumption of Common Dividends – In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our common shares with an annualized target of $0.40 per share for 2011. The payment of $0.10 for the first quarter of 2011 has been approved and subsequent payments will be reviewed on a quarterly basis.

Reissuance of treasury stock – In December 2010, we reissued 7.5 million shares of our treasury stock at a gross price of $9.65 per share and received net proceeds of approximately $70.4 million. The net proceeds were used to repay a portion of our outstanding borrowings under our senior credit facility. In January 2011, the underwriter purchased an additional 300,000 shares of our common shares through the partial exercise of the underwriter’s 1.125 million share over-allotment option, and we received net proceeds of $2.8 million.

Pending and Completed Sales of Hotel Properties – We have entered into asset sale agreements for the sale of the JW Marriott hotel property in San Francisco, California, the Hilton hotel property in Rye Town, New York, and the Hampton Inn hotel property in Houston, Texas. Based on the selling price, we recorded an impairment charge of $23.6 million on the Hilton Rye Town property in the fourth quarter of 2010, and we expect each of these sales to close in the first quarter of 2011. These hotel properties and related liabilities have been reclassified as assets and liabilities held for sale in the consolidated balance sheet at December 31, 2010, and their operating results, including the impairment charge, for all periods presented have been reported as discontinued operations in the consolidated statements of operations. In February 2011, the sale of the JW Marriott hotel property was completed and we received net cash proceeds of $43.6 million. We used $40.0 million of the net proceeds to reduce the borrowings on our senior credit facility. After the payment, the credit facility has an outstanding balance of $75.0 million.

In June 2010, we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million, and the sale was completed in September 2010. Based on the sales price, we recorded an impairment charge of $12.1 million in June 2010, and an additional loss of $283,000 at closing based on the net proceeds of $4.9 million. The operating results of the hotel property, including the related impairment charge and the additional loss, for all periods presented have been reported as discontinued operations in the consolidated statements of operations.

Impairment of Mezzanine Loans and a Hotel Property – We evaluated the collectability of the mezzanine loan secured by 105 hotel properties maturing in April 2011, and weighted different probabilities of outcome from full payment at maturity to a foreclosure by the senior lender. Based on this analysis, we recorded an impairment charge of $7.8 million on December 31, 2010.

The borrowers of the mezzanine loan tranches 4 and 6 held in our joint venture with PREI related to the JER/Highland Hospitality portfolio stopped making debt service payments in August 2010 and we are currently negotiating a restructuring with their equity holders, senior secured lenders and senior mezzanine lenders. Due to our junior participation status, it is expected the tranche 6 mezzanine loan will be completely extinguished in the restructuring. As a result, we recorded a valuation allowance of $21.6 million for the entire carrying value of our investment in the joint venture on December 31, 2010. We did not record a valuation allowance for the tranche 4 mezzanine loan as the restructuring could result in a conversion of the mezzanine loan into equity with us investing an additional amount.

At December 31, 2010, the Hilton hotel property in Tucson, Arizona had a reasonable probability of being sold in the near future. Based on our assessment of the expected purchase price obtained from potential buyers, we recorded an impairment charge of $39.9 million.

Refinancing of Mortgage Debt – In October 2010, we closed on a $105.0 million refinancing of the Marriott Gateway in Arlington, Virginia. The new loan, which has a 10-year term and fixed interest rate of 6.26%, replaces a $60.8 million loan set to mature in 2012 with an interest rate of LIBOR plus 4.0%. The excess proceeds were used to reduce $40.0 million of the outstanding borrowings on our senior credit facility. In conjunction with the refinance, we incurred prepayment penalties and fees of $3.3 million and wrote off the unamortized loan costs on the refinanced debt of $630,000.

Conversion of Floating Interest Rate Swap into Fixed Rate – In October 2010, we converted our $1.8 billion interest rate swap into a fixed rate of 4.09%, resulting in locked-in annual interest savings of approximately $32 million through March 2013 at no cost to us. Under the previous swap, which we entered into in March 2008 and which expires in March 2013, we received a fixed rate of 5.84% and paid a variable rate of LIBOR plus 2.64%, subject to a LIBOR floor of 1.25%. Under the terms of the new swap transaction, we will continue to receive a fixed rate of 5.84%, but will pay a fixed rate of 4.09%.

Conversion of Series B-1 Preferred Stock – In the fourth quarter of 2010, 200,000 shares of our Series B-1 preferred stock with a carrying value of $2.0 million were converted to common shares, pursuant to the terms of the Series B-1 preferred stock agreement.

Preferred Stock Offering – In September 2010, we completed the offering of 3.3 million shares of our 8.45% Series D Cumulative Preferred Stock at a gross price of $23.178 per share, and we received net proceeds of $72.2 million after underwriting fees and other costs and an accrued dividend of $1.6 million. The proceeds from the offering, together with some corporate funds, were used to pay down $80.0 million of our senior credit facility.

Restructuring of Mezzanine Loans – In July 2010, as a strategic complement to our existing joint venture with Prudential Real Estate Investors (“PREI”) in 2008, we contributed $15 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a tranche 4 mezzanine loan associated with JER Partner’s 2007 privatization of the JER/Highland Hospitality portfolio. The mezzanine loan is secured by the same 28 hotel properties as our existing joint venture investment in tranche 6 of the mezzanine loan portfolio, which has been fully reserved at December 31, 2010. The borrower of these mezzanine loans stopped making debt service payments in August 2010. We are currently pursuing our remedies under the loan documents, as well as negotiating with the borrowers, their equity holders, senior secured lenders and senior mezzanine lenders and PREI with respect to a possible restructuring of the mezzanine tranches owned by our joint ventures and PREI and of the indebtedness senior to such tranches. As we hold our JER/Highland Hospitality loans in joint ventures, our participation in a possible restructuring, including a conversion of the loans into equity and assumption of senior indebtedness associated with the portfolio, would be through a joint venture with PREI or PREI and a third party.

Settlement of Notes Receivable – In August 2010, we reached an agreement with the borrower of the $7.1 million junior participation note receivable secured by a hotel property in La Jolla, California, to settle the loan which had been in default since March 2009. Pursuant to the settlement agreement, we received total cash payments of $6.2 million in 2010 and recorded a net impairment charge of $836,000.

In May 2010, the senior mortgage lender foreclosed on the loan secured by the Four Seasons hotel property in Nevis in which we had a junior participation interest of $18.2 million. Our entire principal amount was fully reserved in 2009. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest as of December 31, 2010.

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

In February 2010, the mezzanine loan secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, with a principal amount of $38.0 million and a net carrying value of $23.0 million at December 31, 2009 was restructured. In connection with the restructuring, we received a cash payment of $20.2 million and a $4.0 million note receivable. We recorded a net impairment charge of $10.7 million in 2009 on the original mezzanine loan. The interest payments on the new note are recorded as a reduction of the principal of the note receivable, and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges.

In February 2010, we and the senior note holder of the participation note receivable formed a joint venture (the “Redus JV”) for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized the senior note participation and our $4.0 million junior participating note receivable. The note receivable was fully reserved in 2009. We have an 18% subordinated interest in Redus JV. In March 2010, the foreclosure was completed and the estimated fair value of the property was $14.2 million based on a third-party appraisal. Pursuant to the operating agreement of Redus JV, as a junior lien holder of the original participation note receivable, we are only entitled to receive our share of distributions after the original senior note holder has recovered its original investment of $18.4 million and Redus JV intends to sell the hotel property in the next 12 months. It is unlikely that the senior holder will be able to recover its original investment. Therefore, no cash flows were projected from Redus JV for the projected holding period. Under the applicable authoritative accounting guidance, we recorded a zero value for our 18% subordinated interest in Redus JV.

Debt Modifications, Repayments and Settlement – The $101.0 million non-recourse mortgage loan secured by the Westin O’Hare hotel property in Rosemont, Illinois was settled in September 2010 through a consensual transfer of the underlying hotel property to the lender. We recorded a gain of $56.2 million on the consensual transfer. An impairment charge of $59.3 million was previously recorded on this property in 2009 as we wrote down the hotel property to its estimated fair value. The operating results of the hotel property, including the gain from the disposition, have been reclassified to discontinued operations for all periods presented in the consolidated statements of operations.

With proceeds from the above mentioned equity offerings, sale of hotel properties and debt refinancing we made a net paydown of $135.0 million on our senior credit facility during 2010 to reduce its outstanding balance to $115.0 million at December 31, 2010.

In July 2010, we modified the mortgage loan secured by the JW Marriott hotel property in San Francisco, California, to change the initial maturity date to its fully extended maturity of March 2013 in exchange for a principal payment of $5.0 million. This hotel property was subsequently sold in February 2011 and the related mortgage loan was repaid at closing along with miscellaneous fees of approximately $476,000.

Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown. We paid $2.5 million of the paydown amount at closing, and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the last installment due on April 1, 2011. We paid a modification fee of $1.5 million in lieu of the future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.

In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing in January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property had been insufficient to cover the principal and interest payments on the note. As of the date of this report, the loan has been transferred to a special servicer. We are currently working with the special servicer for an extension or restructuring of the mortgage note.

Repurchases of Common Shares and Units of Operating Partnership – During 2010, we repurchased 7.2 million shares of our common stock for a total cost of $45.1 million pursuant to a previously announced stock repurchase plan. As of June 2010, we ceased all repurchases under the plan indefinitely. During 2010, 719,000 operating partnership units were redeemed at an average price of $7.39 per unit. We redeemed these operating partnership units for cash rather than electing to satisfy the redemption request through the issuance of common shares and paid a total redemption cost of $5.3 million to the unit holders during 2010. An additional 455,000 operating partnership units presented for redemption in 2010 were converted to common shares at our election.

BUSINESS STRATEGIES

CURRENT STRATEGIES

The U.S. economy experienced a recession beginning around the fourth quarter of 2007, which was caused by the global credit crisis and declining GDP, employment, business investment, corporate profits and consumer spending. As a result of the dramatic downturn in the economy, lodging demand in the U.S. declined significantly throughout 2008 and 2009. However, beginning in 2010, the lodging industry has been experiencing improvement in fundamentals, specifically occupancy. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, appear to be showing upward growth. We believe recent improvements in the economy will continue to positively affect the lodging industry and hotel operating results for 2011. Our overall current strategy is to take advantage of the cyclical nature of the hotel industry. We believe that hotel values and cash flows, for the most part, peaked in 2007, and we believe we will not achieve similar cash flows and values in the immediate future. Industry experts have suggested that cash flows within our industry may achieve these previous highs again by 2014 through 2016.

In response to the challenging market conditions, we undertook a series of actions to manage the sources and uses of our funds. Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties;

•	disposition of hotel properties;

•	restructuring and liquidating positions in mezzanine loans;

•	pursuing capital market activities to enhance long-term shareholder value;

•	enhancing liquidity, and continuing current cost saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.

LONG-TERM STRATEGIES

Our long-term investment strategies continue to focus on the upscale and upper-upscale segments within the lodging industry. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-related investment opportunities as they may develop. Our Board of Directors may change our hotel investment strategies at any time without shareholder approval or notice.

As the business cycle changes and the hotel markets continue to improve, we intend to continue to invest in a variety of lodging-related assets based upon our evaluation of diverse market conditions including our cost of capital and the expected returns from those investments. These investments may include: (i) direct hotel investments; (ii) mezzanine financing through origination or acquisition in secondary markets; (iii) first-lien mortgage financing through origination or acquisition in secondary markets; and (iv) sale-leaseback transactions.

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

Direct Hotel Investments – In selecting hotels to acquire, we target hotels that offer one or more of the following attributes: a high current return or have the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy will continue to follow similar investment criteria and will seek to achieve both current income and appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that do not fit our investment strategy or criteria due to micro or macro market changes.

Mezzanine Financing – Subordinated loans, or mezzanine loans, that we acquire or originate relate to a diverse segment of hotels that are located across the U.S. These mezzanine loans are secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels. As the global economic environment improves and the hotel industry stabilizes, we may refocus our efforts on the acquisition or origination of mezzanine loans. Given the greater repayment risks of these types of loans, to the extent we acquire or originate them in the future, we will have a more conservative approach in underwriting these assets. Mezzanine loans that we acquire in the future may be secured by individual assets as well as cross-collateralized portfolios of assets.

First Mortgage Financing – From time to time, we may acquire or originate first mortgages. As the dynamics in the capital markets and the hotel industry make first-mortgage investments more attractive, we may acquire, potentially at a discount to par, or originate loans secured by first priority mortgages on hotels. We may be subject to certain state-imposed licensing regulations related to commercial mortgage lenders, with which we intend to comply. However, because we are not a bank or a federally chartered lending institution, we are not subject to state and federal regulatory constraints imposed on such entities.

Sale-Leaseback Transactions – To date, we have not participated in any sale-leaseback transactions. However, if the lodging industry fundamentals shift such that sale-leaseback transactions become more attractive investments, we intend to purchase hotels and lease them back to their existing hotel owners.

BUSINESS SEGMENTS

We currently operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. A discussion of each operating segment is incorporated by reference to Note 20 of Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

FINANCING STRATEGY

We utilize debt to increase equity returns. When evaluating our future level of indebtedness and making decisions regarding the incurrence of indebtedness, our Board of Directors considers a number of factors, including:

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

We may use the proceeds from any borrowings for working capital to:

•	purchase interests in partnerships or joint ventures;

•	refinance existing indebtedness;

•	finance the origination or purchase of debt investments; or

•	finance acquisitions, expand, redevelop or improve existing properties, or develop new properties or other uses.

In addition, if we do not have sufficient cash available, we may need to borrow to meet taxable income distribution requirements under the Internal Revenue Code. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on our individual properties and debt investments.

DISTRIBUTION POLICY

Effective with the fourth quarter ended December 31, 2008, and in conjunction with the amendment to our senior credit facility, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our common shares with an annualized target of $0.40 per share for 2011. The payment of $0.10 for the first quarter of 2011 has been approved and subsequent payments will be reviewed on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.

Distributions are authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our shareholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our shareholders are generally taxable to our shareholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.

Our charter allows us to issue preferred stock with a preference on distributions, such as our Series A, Series B-1 and Series D preferred stock. The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distributions, such as our class B common units. The issuance of these series of preferred stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common shareholders.

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

EMPLOYEES

At December 31, 2010, we had 67 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, legal, redevelopment, and corporate management functions. None of our corporate employees are unionized. All persons employed in day-to-day hotel operations are employees of the management companies and not the Company, and some of the management company employees are unionized.

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

Phase I environmental assessments, which are intended to identify potential environmental contamination for which our properties may be responsible, have been obtained on substantially all of our properties. Phase I environmental assessments included:

•	historical reviews of the properties;

•	reviews of certain public records;

•	preliminary investigations of the sites and surrounding properties;

•	screening for the presence of hazardous substances, toxic substances, and underground storage tanks; and

•	the preparation and issuance of a written report.

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

We believe our properties are in compliance in all material respects with all federal, state, and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. To the best of our knowledge, we have not been notified by any governmental authority of any material noncompliance, liability, or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties.

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

As of December 31, 2010, we owned interests in 100 hotels, 99 of which operated under the following franchise licenses or brand management agreements:

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

RISKS RELATED TO OUR BUSINESS

The recent financial crisis and general economic slowdown harmed the operating performance of the hotel industry generally. If these or similar events continue or occur again in the future, our operating and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. A majority of our hotels are classified as upper upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower or higher room rates. This characteristic may result from the fact that upscale and upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on our business.

Failure of the lodging industry to exhibit sustained improvement or to improve as expected may adversely affect our ability to execute our business plan.

A substantial part of our business plan is based on our belief that the lodging markets in which we invest will experience improving economic fundamentals in the future. In particular, our business strategy is dependent on our expectation that key industry performance indicators, especially RevPAR, will continue to improve. There can be no assurance as to whether or to what extent, lodging industry fundamentals will continue to improve. In the event conditions in the industry do not sustain improvement or improve as we expect, or deteriorate, our ability to execute our business plan may be adversely affected.

We are subject to various risks related to our use of, and dependence on, debt.

As of December 31, 2010, including the borrowings of our discontinued operations, we had aggregated borrowings of approximately $2.6 billion outstanding, including $710.0 million of variable interest rate debt. The interest we pay on variable-rate debt increases as interest rates increase, which may decrease cash available for distribution to shareholders. We are also subject to the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to shareholders, (iv) increase the risk that we could be forced to liquidate assets or repay debt, any of which could have a material adverse effect on us, and (v) create other hazardous situations for us.

Some of our debt agreements contain financial and other covenants. If we violate covenants in any debt agreements, including as a result of impairments of our hotel or mezzanine loan assets, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may also prohibit us from borrowing unused amounts under our lines of credit, even if repayment of some or all the borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow beyond certain amounts or for certain purposes. Our governing instruments do not contain any limitation on our ability to incur indebtedness.

We voluntarily elected to cease making payments on the mortgages securing three of our hotels during the recent economic down turn, and we may voluntarily elect to cease making payments on additional mortgages in the future, which could reduce the number of hotels we own as well as our revenues and could affect our ability to raise equity or debt financing in the future or violate covenants in our debt agreements.

During the recent economic crisis, we undertook a series of actions to manage the sources and uses of our funds in an effort to navigate through challenging market conditions while still pursuing opportunities to create long-term shareholder value. In this effort, we attempted to proactively address value and cash flow deficits among certain of our mortgaged hotels, with a goal of enhancing shareholder value through loan amendments, or in certain instances, consensual transfers of hotel properties to the lenders in satisfaction of the related debt, some of which resulted in impairment charges. The loans secured by these hotels, subject to certain customary exceptions, were non-recourse to us. We may continue to proactively address value and cash flow deficits in a similar manner as necessary and appropriate.

We elected to cease making payments on the mortgages securing certain of our hotel properties. In December 2009, after fully cooperating with the servicer for a judicial foreclosure, we agreed to transfer possession and control of the Hyatt Regency Dearborn to a receiver. In March 2010, we elected to cease making payments on a $5.8 million mortgage note payable maturing in January 2011, which is secured by a hotel property in Manchester, Connecticut. Since that date, the loan has been transferred to a special servicer. Additionally, in September 2010, we successfully negotiated a consensual transfer of the Westin O’Hare to the related lender. In each of these instances, the hotel was not generating sufficient cash flow to cover its debt service and was not expected to generate sufficient cash flow to cover its debt service for the foreseeable future. These and any similar transfers reduce our assets and debt, could have an adverse effect on our ability to raise equity or debt capital in the future, could increase the cost of such capital and may violate covenants in other debt agreements.

In addition to the foregoing loans, we had approximately $2.5 billion of mortgage debt (including mortgage loans of our discontinued operations of $50.6 million) outstanding as of December 31, 2010. We may face issues with these loans or with other loans or borrowings that we incur in the future, some of which issues may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt or otherwise have an adverse effect on our business, results of operations or financial condition.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

We have in the past and may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. In such event, we may not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, budgets, or financing, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

Our business strategy depends on our continued growth. We may fail to integrate recent and additional investments into our operations or otherwise manage our planned growth, which may adversely affect our operating results.

Our business plan contemplates a period of growth in the next several years. We cannot assure you that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff to successfully integrate and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisitions of any additional portfolios of properties or mortgages would generate additional operating expenses that we will be required to pay. As we acquire additional assets, we will be subject to the operational risks associated with owning those assets. Our failure to successfully integrate any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to shareholders.

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

Conflicts of interest could result in our management acting other than in our shareholders’ best interest.

Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in the shareholders’ best interest. The Chairman of our Board of Directors, Mr. Archie Bennett, Jr., serves as the Chairman of the Board of Directors of Remington Lodging, and our Chief Executive Officer, Mr. Monty J. Bennett, serves as the Chief Executive Officer of Remington Lodging. Messrs. Archie and Monty J. Bennett beneficially own 100% of Remington Lodging, which, as of December 31, 2010, manages 46 of our 100 properties and provides related services, including property management services and project management services.

Messrs. Archie and Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging and reduce the time and effort they each spend managing Ashford. Our Board of Directors has adopted a policy that requires all approvals, actions or decisions to which we have the right to make under the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude to Remington Lodging under the management agreements to which we are a party, Messrs. Archie Bennett and Monty J. Bennett, as officers of Remington Lodging, could take actions or make decisions that are not in the shareholders’ best interest or that are otherwise inconsistent with their obligations under the management agreement or our obligations under the applicable franchise agreements.

Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie and Monty J. Bennett, Mr. David Brooks, our Chief Operating Officer and General Counsel, Mr. David Kimichik, our Chief Financial Officer, Mr. Mark Nunneley, our Chief Accounting Officer, and Mr. Martin L. Edelman (or his family members), one of our directors, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us to sell, not sell, or refinance certain properties, even if such actions or inactions might be financially advantageous to our shareholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

In addition, we have agreed to indemnify for a period of time contributors of properties contributed to us in exchange for operating partnership units, including (indirectly) Messrs. Archie and Monty J. Bennett, Brooks, Kimichik, Nunneley, and Edelman (or his family members), against the income tax they may incur if we dispose of the specified contributed properties. Because of this indemnification, our indemnified management team members may make decisions about selling any of these properties that are not in our shareholders’ best interest.

We are a party to a master hotel management agreement and an exclusivity agreement with Remington Lodging, which describes the terms of Remington Lodging’s services to our hotels, as well as any future hotels we may acquire that may or may not be managed by Remington Lodging. If we terminate the management agreement as to any of the remaining four hotels we acquired in connection with our initial public offering, which are all subject to the management agreement, because we elect to sell those hotels, we will be required to pay Remington Lodging a substantial termination fee. Remington Lodging may agree to waive the termination fee if a replacement hotel is substituted but is under no contractual obligation to do so. The exclusivity agreement requires us to engage Remington Lodging, unless our independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined that special circumstances exist or that, based on Remington Lodging’s prior performance, another manager or developer could perform the duties materially better. As the sole owners of Remington Lodging, which would receive any development, management, and management termination fees payable by us under the management agreement, Messrs. Archie and Monty J. Bennett may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our shareholders to do so.

Tax indemnification obligations that apply in the event that we sell certain properties could limit our operating flexibility.

We have acquired certain of our properties in exchange transactions in which we issued units in our operating partnership in exchange for hotel properties. In certain of these transactions, we agreed to ongoing indemnification obligations in the event we sell or transfer the related property and in some instances in the event we refinance the related property. Accordingly, we may be obligated to indemnify the contributors, including Messrs. Archie and Monty J. Bennett whom have substantial ownership interests, against the tax consequences of the transaction.

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

While the tax indemnities generally do not contractually limit our ability to conduct our business in the way we desire, we are less likely to sell any of the contributed properties for which we have agreed to the tax indemnities described above in a taxable transaction during the applicable indemnity period. Instead, we would likely either hold the property for the entire indemnity period or seek to transfer the property in a tax-deferred like-kind exchange. In addition, a condemnation of one of our properties could trigger our tax indemnification obligations.

Hotel franchise requirements could adversely affect distributions to our shareholders.

We must comply with operating standards, terms, and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our property managers to conform to such standards. Franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise based on the completion of capital improvements that our management or Board of Directors determines is too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our management or Board of Directors may elect to allow the franchise to lapse or be terminated, which could result in termination charge as well as a change in brand franchising or operation of the hotel as an independent hotel.

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

Our investments are concentrated in particular segments of a single industry.

All of our business is hotel related. Our current long-term investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. Adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to our shareholders.

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

Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Monty J. Bennett, to manage 46 of our 100 lodging properties owned as of December 31, 2010 and have hired unaffiliated third–party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged, we may be in breach of the franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. Any of these circumstances could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders.

If we cannot obtain additional financing, our growth will be limited.

We are required to distribute to our shareholders at least 90% of our REIT taxable income, excluding net capital gains, each year to continue to qualify as a REIT. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal. As such, we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development of hotel-related assets will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. In certain circumstances, if we are unable to obtain replacement refinancing or loan modifications, we could be forced to raise equity capital at inappropriate times, make unplanned asset sales or face foreclosure on our hotel properties.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our shareholders. Currently, our credit facility limits us from paying dividends if we do not meet certain covenants.

As a REIT, we are required to distribute at least 90% of our REIT taxable income each year, excluding net capital gains, to our shareholders. Our ability to make distributions may be adversely affected by the risk factors described herein. We cannot assure you that we will be able to make distributions in the future. In the event of future downturns in our operating results and financial performance, unanticipated capital improvements to our hotels or declines in the value of our mortgage portfolio, we may be unable to declare or pay distributions to our shareholders to the extent required to maintain our REIT qualification. The timing and amount of such distributions will be in the sole discretion of our Board of Directors, which will consider, among other factors, our financial performance, and debt service obligations. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.

We compete with other hotels for guests. We also face competition for acquisitions and sales of lodging properties and of desirable debt investments.

The mid, upscale, and upper-upscale segments of the hotel business are competitive. Our hotels compete on the basis of location, room rates, quality, service levels, amenities, reputation, and reservation systems, among many other factors. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available to meet debt service obligations, operating expenses, and requisite distributions to shareholders.

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

We have entered into and may continue to enter into hedging transactions to (i) attempt to take advantage of changes in prevailing interest rates, (ii) protect our portfolio of mortgage assets from interest rate fluctuations, (iii) protect us from the effects of interest rate fluctuations on floating-rate debt, or (iv) preserve net cash. Our hedging transactions may include entering into interest rate swap agreements, interest rate cap or floor agreements or flooridor and corridor agreements and purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks inherent in our business.

Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	Available interest rate hedging may not correspond directly with the interest rate risk for which protections is sought.

•	The duration of the hedge may not match the duration of the related liability.

•	The party owing money in the hedging transaction may default on its obligation to pay.

•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.

•	The value of derivatives used for hedging may be adjusted from time to time in accordance with generally accepted accounting rules to reflect changes in fair value; downward adjustments, or “mark-to-market loss,” would reduce our shareholders’ equity.

Hedging involves both risks and costs, including transaction costs, which may reduce our overall returns on our investments. These costs increase as the period covered by the hedging relationship increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distributions to shareholders. We generally intend to hedge to the extent management determines it is in our best interest given the cost of such hedging transactions as compared to the potential economic returns or protections offered. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income and assets from hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent.

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

These factors could adversely affect our hotel revenues and expenses, as well as the hotels underlying our mortgage and mezzanine loans, which in turn would adversely affect our ability to make distributions to our shareholders.

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

During 2010, approximately 19.1% of our total hotel revenue was generated from 11 hotels located in the Washington D.C. and Baltimore areas, areas considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist activity. Future terrorist activity may cause in the future, our results to differ materially from anticipated results. Other hotels we own may be subject to this risk as well.

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

RISKS RELATED TO INVESTMENTS IN MORTGAGES AND MEZZANINE LOANS

If the underlying hotel properties supporting our mezzanine loan portfolio are unable to generate enough cash flows for the scheduled payments, there is a possibility that our remaining mezzanine loan portfolio could be written off in its entirety, which may adversely affect our operating results.

When we implemented our mezzanine loan investment strategy, we generally performed the underwriting stress test based on worst case scenarios similar to what the hotel industry experienced during the downturn following the events of September 11, 2001. However, the magnitude of the recent economic downturn far exceeded our underwriting sensitivity. As a result, we have recorded impairment charges, net of subsequent valuation adjustments, with respect to our mezzanine loan portfolio of approximately $28.1 million and $148.7 million in 2010 and 2009, respectively. The impairment charges for 2010 included $21.6 million for our mezzanine loan investment in a joint venture. We may record additional impairment charges to this portfolio equal to as much as the remaining balance of our mezzanine loan portfolio of $35.9 million (including our interests in two mezzanine loan joint ventures) as of December 31, 2010. Due to the valuation allowance recorded on these loans, we do not expect to recognize any interest income in the future on these investments.

Continued significant impairment charges related to our mezzanine loan portfolio could result in our failure to satisfy certain financial ratios, which could trigger additional rights for the holder of our Series B-1 Preferred Stock.

Our Series B-1 preferred shareholder has certain contractual rights in the event we are unable to satisfy certain financial ratios, and such inability remains uncured for more than 120 days. The end of the 120 day cure period, without a cure or waiver, would severely restrict our ability to operate our company without triggering a covenant violation. Specifically, we would be restricted from issuing preferred securities, incurring additional debt or purchasing or leasing real property without triggering a covenant violation under the articles supplementary governing the Series B-1 preferred stock.

The impairment charges incurred in the second, third and fourth quarter of 2009, and the second and fourth quarter of 2010 resulted in an adjusted EBITDA calculation that could have prevented us from satisfying one financial ratio. As a result, without a cure or waiver, we may have been obligated to restrict operations beginning in the third quarter of 2009 or risk triggering a covenant violation. However, Security Capital Preferred Growth Incorporated, the sole holder of our Series B-1 preferred stock, reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second, third and fourth quarters of 2009, and the second and fourth quarters of 2010, as they impacted the financial ratio calculations for the affected periods. If we incur additional impairment charges, there is no assurance that Security Capital will grant a similar waiver in the future.

If a covenant violation does occur, we will be obligated to pay an additional $0.05015 per share quarterly dividend on our Series B-1 preferred stock (approximately $363,000 aggregate increase per quarter), and the Series B-1 preferred shareholder will gain the right to appoint two board members.

Debt investments that are not United States government insured involve risk of loss.

As part of our business strategy, we may originate or acquire lodging-related uninsured and mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud and related losses, and special hazard losses that are not covered by standard hazard insurance. Also, costs of financing the mortgage loans could exceed returns on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. We suffered significant impairment charges with respect to our investments in mortgage loans in 2009 and 2010, and to the extent we incur similar losses in the future, the value and the price of our securities may be adversely affected.

We invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.

Our mortgage and mezzanine loan assets are generally non-recourse. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot assure you that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.

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

We may continue to make and acquire mezzanine loans. These types of loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

Mortgage debt obligations expose us to increased risk of property losses, which could harm our financial condition, cash flow, and ability to satisfy our other debt obligations and pay dividends.

Incurring mortgage debt increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on the foreclosure but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our shareholders of that income.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders.

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

The presence of hazardous substances on a property we own or have made a loan with respect to may adversely affect our ability to sell or foreclose on the property, and we may incur substantial remediation costs. The discovery of environmental liabilities attached to our properties or properties underlying our loan assets could have a material adverse effect on our results of operations, financial condition, and ability to pay dividends to shareholders.

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

All of our properties and properties underlying our mortgage loans are required to comply with the Americans with Disabilities Act, or the ADA. The ADA requires that “public accommodations” such as hotels be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. We or our borrowers may be required to expend funds to comply with the provisions of the ADA at our hotels or hotels underlying our loan assets, which could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we and our borrowers are required to operate our properties in compliance with fire and safety regulations, building codes, and other land use regulations as they may be adopted by governmental agencies and bodies and become applicable to our properties. We and our borrowers may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our operating results and financial condition as well as our ability to pay dividends to shareholders.

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

We conduct operations so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to shareholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

•	we would also be subject to federal alternative minimum tax and, possibly, increased state and local taxes;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year that we lost our qualification, and, thus, our cash available for distribution to shareholders could be reduced for each of the years during which we did not qualify as a REIT.

If we fail to qualify as a REIT, we will not be required to make distributions to shareholders to maintain our tax status. As a result of all of these factors, our failure to qualify as a REIT could impair our ability to raise capital, expand our business, and make distributions to our shareholders and could adversely affect the value of our securities.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets. For example:

•	We will be required to pay tax on undistributed REIT taxable income.

•	We may be required to pay the “alternative minimum tax” on our items of tax preference.

•	If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax.

•	Our taxable REIT subsidiary, Ashford TRS, is a fully taxable corporation and will be required to pay federal and state taxes on its income.

•	We may continue to experience increases in our state and local income tax burden. Over the past several years, certain states have significantly changed their income tax regimes in order to raise revenues. The changes enacted that have increased our state and local income tax burden include the taxation of modified gross receipts (as opposed to net taxable income), the suspension of and/or limitation on the use of net operating loss deduction, increases in tax rates and fees, the addition of surcharges, and the taxation of our partnership income at the entity level. Facing mounting budget deficits, more state and local taxing authorities have indicated that they are going to revise their income tax regimes in this fashion and/or eliminate certain federally allowed tax deductions such as the REIT dividends paid deduction.

We may be subject to taxes in the event our leases are held not to be on an arm’s-length basis.

In the event that leases between us and our taxable REIT subsidiaries are held not to be on an arm’s-length basis, we or our taxable REIT subsidiaries could be subject to taxes, and adjustments to the rents could cause us to fail to meet certain REIT income tests. In determining amounts payable by our taxable REIT subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study to ascertain whether the lease terms we established were on an arm’s-length basis. The transfer pricing study concluded that the lease terms were consistent with arm’s-length terms as required by applicable Treasury Regulations. In 2010, the Internal Revenue Service, or the IRS, audited a taxable REIT subsidiary of ours that leases two of our hotel properties, and issued a notice of proposed adjustment that reduced the amount of rent we charged to the taxable REIT subsidiary. We own a 75% interest in the hotel properties and the taxable REIT subsidiary at issue. We disagree with the IRS’ position, and have filed a written protest with the IRS and requested an IRS Appeals Office Conference. If the IRS prevails in its proposed adjustment, however, our taxable REIT subsidiary would owe approximately $1.1 million of additional U.S. federal income taxes plus possible additional state income taxes, or we could be subject to a 100% excise tax on our share of the amount by which the rent is held to be greater than the arm’s-length rate. In addition, if the IRS were to successfully challenge the terms of our leases with any of our taxable REIT subsidiaries for 2007 and later years, we or our taxable REIT subsidiaries could owe additional taxes and we could be required to pay penalty taxes if the effect of such challenges were to cause us to fail to meet certain REIT income tests, which could materially adversely affect us and the value of our securities.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders, and the ownership of our stock. We may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income and assets in each year from certain hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services, and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. However, for transactions occurring after July 30, 2008 that we enter into to protect against interest rate risks on debt incurred to acquire qualified REIT assets and for which we identify as hedges for tax purposes, any associated hedging income is excluded from the 95% income test and the 75%

income test applicable to a REIT. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

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

Complying with REIT requirements may force us to borrow to make distributions to shareholders.

As a REIT, we must distribute at least 90% of our annual REIT taxable income, excluding net capital gains, (subject to certain adjustments) to our shareholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may generate taxable income greater than our net income for financial reporting purposes or our taxable income may be greater than our cash flow available for distribution to shareholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. In December 2009, the Internal Revenue Service issued Revenue Procedure 2010-12 which provides guidance on a REIT’s payment of dividends in shares of its common stock. For stock distributions declared for a tax year ending on or before December 31, 2011, the distributions will qualify as part of the 90% distribution requirement if certain conditions are met. These include a requirement to provide each shareholder the opportunity to elect to receive its entire distribution in either cash or stock and any limitation imposed on the amount of cash that may be distributed cannot be less than 10% of the aggregate declared distribution.

We may in the future choose to pay dividends in our common shares instead of cash, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

Although we have no current intention to do so, we may, in the future, distribute taxable dividends that are payable in cash and common shares at the election of each shareholder. Under Revenue Procedure 2010-12, up to 90% of any such taxable dividend paid with respect to our 2011 taxable year could be payable in our shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, if a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in cash or shares with respect to our 2011 taxable year, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and common shares in later years. Moreover, various aspects of such a taxable cash/share dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/share dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/share dividends have not been met.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. Effective for taxable years beginning after December 31, 2002, the Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the maximum rate of tax applicable to individuals on dividend income from regular C corporations from 38.6% to 15.0%. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for the dividend tax reduction. The implementation of this tax Act could ultimately cause individual investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs because the dividends paid by non-REIT corporations would be subject to lower tax rates. We cannot predict whether in fact this will occur or whether, if it occurs, what the impact will be on the value of our securities. Unless extended, the provision allowing for reduction in the tax rate on dividend income from regular C corporations is scheduled to expire after December 31, 2012.

Your investment in our securities has various federal, state, and local income tax risks that could affect the value of your investment.

Although the provisions of the Internal Revenue Code relevant to your investment in our securities are generally described in “Federal Income Tax Consequences of Our Status as a REIT,” we strongly urge you to consult your own tax advisor concerning the effects of federal, state, and local income tax law on an investment in our securities because of the complex nature of the tax rules applicable to REITs and their shareholders.

RISKS RELATED TO OUR CORPORATE STRUCTURE

There are no assurances of our ability to make distributions in the future.

Effective with the fourth quarter ended December 31, 2008, and in conjunction with an amendment to our credit facility, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our common shares with an annualized target of $0.40 per share for 2011. The payment of $0.10 for the first quarter of 2011 has been approved and subsequent payments will be reviewed on a quarterly basis. However, our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

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

Provisions contained in our charter and Maryland general corporation law may have effects that delay, defer, or prevent a takeover attempt, which may prevent shareholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our shareholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit: The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock without our permission.

•	Classification of preferred stock: Our charter authorizes our Board of Directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting shareholder approval. Our preferred stock issuances could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests.

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

Offerings of debt securities, which would be senior to our common stock and any preferred stock upon liquidation, or equity securities, which would dilute our existing shareholders’ holdings could be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock and any preferred stock.

We may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, and classes of preferred stock or common stock or classes of preferred units. Upon liquidation, holders of our debt securities or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of preferred stock or common stock. Furthermore, holders of our debt securities and preferred stock or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common or preferred stock or both. Our preferred stock or preferred units could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our securities and diluting their securities holdings in us.

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

Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Messrs. Monty J. Bennett, Kessler, Brooks, Kimichik, and Nunneley and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key–person life insurance on any of our officers other than in connection with our deferred compensation plan. Although these officers currently have employment agreements with us, we cannot assure their continued employment. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

An increase in market interest rates may have an adverse effect on the market price of our securities.

A factor investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our securities is likely based on the earnings and return that we derive from our investments, income with respect to our properties, and our related distributions to shareholders and not from the market value or underlying appraised value of the properties or investments themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common or preferred stock could decrease because potential investors may require a higher dividend yield on our common or preferred stock as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable–rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

Our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, and REIT qualification and distributions, are determined by our Board of Directors. Although we have no present intention to do so, our Board of Directors may amend or revise these and other policies from time to time without a vote of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies and the changes could harm our business, results of operations, and share price.

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

OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

HOTEL PROPERTIES. As of December 31, 2010, we had ownership interests in 100 hotel properties, which included direct ownership in 94 hotel properties and between 75-89% in six hotel properties through equity investments with joint venture partners. All these hotel properties are located in the United States. The following table presents certain information related to our hotel properties.

		Total	%	Owned	Year Ended December 31, 2010
Hotel Property	Location	Rooms	Owned	Rooms	Occupancy	ADR	RevPAR

Fee Simple Properties
Embassy Suites	Austin, TX	150	100%	150	76.38%	$133.83	$102.23
Embassy Suites	Dallas, TX	150	100%	150	64.39%	$115.28	$74.23
Embassy Suites	Herndon, VA	150	100%	150	72.50%	$161.46	$117.06
Embassy Suites	Las Vegas, NV	220	100%	220	75.91%	$111.39	$84.55
Embassy Suites	Syracuse, NY	215	100%	215	74.88%	$114.82	$85.98
Embassy Suites	Flagstaff, AZ	119	100%	119	80.24%	$112.36	$90.16
Embassy Suites	Houston, TX	150	100%	150	81.23%	$137.32	$111.54
Embassy Suites	West Palm Beach, FL	160	100%	160	71.42%	$109.40	$78.13
Embassy Suites	Philadelphia, PA	263	100%	263	77.70%	$123.54	$95.98
Embassy Suites	Walnut Creek, CA	249	100%	249	73.45%	$114.73	$84.27
Embassy Suites	Arlington, VA	267	100%	267	79.12%	$200.59	$158.71
Embassy Suites	Portland, OR	276	100%	276	79.33%	$148.12	$117.51
Embassy Suites	Santa Clara, CA	257	100%	257	78.63%	$144.18	$113.37
Embassy Suites	Orlando, FL	174	100%	174	76.41%	$121.75	$93.03
Hilton Garden Inn	Jacksonville, FL	119	100%	119	64.62%	$99.42	$64.25
Hilton	Houston, TX	243	100%	243	64.54%	$106.45	$68.71
Hilton	St. Petersburg, FL	333	100%	333	60.93%	$109.71	$66.85
Hilton	Santa Fe, NM	157	100%	157	82.12%	$131.19	$107.72
Hilton	Bloomington, MN	300	100%	300	85.42%	$112.37	$95.99
Hilton	Washington DC	544	75%	408	70.82%	$210.71	$149.24
Hilton	Costa Mesa, CA	486	100%	486	75.87%	$109.17	$82.83
Hilton	Tucson, AZ	428	100%	428	52.81%	$123.64	$65.29
Hilton	Rye Town, NY	446	100%	446	52.21%	$133.40	$69.65
Homewood Suites	Mobile, AL	86	100%	86	89.47%	$116.86	$104.56
Hampton Inn	Lawrenceville, GA	86	100%	86	55.04%	$87.11	$47.95
Hampton Inn	Evansville, IN	141	100%	141	69.54%	$98.11	$68.23
Hampton Inn	Terre Haute, IN	112	100%	112	67.13%	$86.27	$57.92
Hampton Inn	Buford, GA	92	100%	92	66.30%	$99.66	$66.08
Hampton Inn	Houston, TX	176	85%	150	62.02%	$123.43	$76.54
Hampton Inn	Jacksonville, FL	118	100%	118	61.48%	$102.12	$62.78
Marriott	Durham, NC	225	100%	225	58.60%	$135.90	$79.63
Marriott	Arlington, VA	697	100%	697	75.93%	$188.30	$142.97
Marriott	Seattle, WA	358	100%	358	73.35%	$178.96	$131.27
Marriott	Bridgewater, NJ	347	100%	347	64.50%	$173.56	$111.95
Marriott	Plano, TX	404	100%	404	61.77%	$148.06	$91.45
Marriott	Dallas, TX	266	100%	266	65.53%	$115.22	$75.50
SpringHill Suites by Marriott	Jacksonville, FL	102	100%	102	64.68%	$83.07	$53.73
SpringHill Suites by Marriott	Baltimore, MD	133	100%	133	77.26%	$109.52	$84.62
SpringHill Suites by Marriott	Kennesaw, GA	90	100%	90	62.30%	$95.24	$59.34
SpringHill Suites by Marriott	Buford, GA	96	100%	96	61.08%	$90.12	$55.05
SpringHill Suites by Marriott	Gaithersburg, MD	162	100%	162	62.93%	$117.03	$73.65
SpringHill Suites by Marriott	Centreville, VA	136	100%	136	68.31%	$91.61	$62.58
SpringHill Suites by Marriott	Charlotte, NC	136	100%	136	63.51%	$89.38	$56.77
SpringHill Suites by Marriott	Durham, NC	120	100%	120	72.32%	$80.07	$57.90
SpringHill Suites by Marriott	Orlando, FL	400	100%	400	71.94%	$82.98	$59.70
SpringHill Suites by Marriott	Manhattan Beach, CA	164	100%	164	76.42%	$104.64	$79.97
SpringHill Suites by Marriott	Plymouth Meeting, PA	199	100%	199	55.06%	$111.48	$61.38
SpringHill Suites by Marriott	Glen Allen, VA	136	100%	136	48.86%	$85.05	$41.56
Fairfield Inn by Marriott	Kennesaw, GA	87	100%	87	55.66%	$80.19	$44.64
Fairfield Inn by Marriott	Orlando, FL	388	100%	388	79.07%	$67.73	$53.55
Courtyard by Marriott	Bloomington, IN	117	100%	117	69.47%	$116.65	$81.04
Courtyard by Marriott	Columbus, IN	90	100%	90	59.49%	$83.69	$49.79

(Continued on next page)

		Total	%	Owned	Year Ended December 31, 2010
Hotel Property	Location	Rooms	Owned	Rooms	Occupancy	ADR	RevPAR

Courtyard by Marriott	Louisville, KY	150	100%	150	61.24%	$125.54	$76.88
Courtyard by Marriott	Crystal City, VA	272	100%	272	71.04%	$162.04	$115.11
Courtyard by Marriott	Ft. Lauderdale, FL	174	100%	174	64.43%	$99.07	$63.83
Courtyard by Marriott	Overland Park, KS	168	100%	168	56.41%	$86.73	$48.92
Courtyard by Marriott	Palm Desert, CA	151	100%	151	53.68%	$88.52	$47.52
Courtyard by Marriott	Foothill Ranch, CA	156	100%	156	67.15%	$96.09	$64.53
Courtyard by Marriott	Alpharetta, GA	154	100%	154	66.94%	$81.64	$54.65
Courtyard by Marriott	Philadelphia, PA	498	89%	443	75.70%	$133.53	$101.09
Courtyard by Marriott	Seattle, WA	250	100%	250	66.83%	$133.01	$88.89
Courtyard by Marriott	San Francisco, CA	405	100%	405	82.92%	$160.68	$133.24
Courtyard by Marriott	Orlando, FL	312	100%	312	71.10%	$85.90	$61.08
Courtyard by Marriott	Oakland, CA	156	100%	156	65.99%	$98.71	$65.14
Courtyard by Marriott	Scottsdale, AZ	180	100%	180	73.43%	$87.93	$64.57
Courtyard by Marriott	Plano, TX	153	100%	153	63.38%	$109.24	$69.24
Courtyard by Marriott	Edison, NJ	146	100%	146	64.33%	$101.47	$65.28
Courtyard by Marriott	Newark, CA	181	100%	181	64.89%	$76.65	$49.73
Courtyard by Marriott	Manchester, CT	90	85%	77	73.31%	$97.79	$71.68
Courtyard by Marriott	Basking Ridge, NJ	235	100%	235	65.84%	$151.64	$99.84
Marriott Residence Inn	Lake Buena Vista, FL	210	100%	210	76.53%	$115.67	$88.53
Marriott Residence Inn	Evansville, IN	78	100%	78	84.62%	$103.07	$87.22
Marriott Residence Inn	Orlando, FL	350	100%	350	76.80%	$97.90	$75.19
Marriott Residence Inn	Falls Church, VA	159	100%	159	78.83%	$150.63	$118.74
Marriott Residence Inn	San Diego, CA	150	100%	150	77.86%	$133.29	$103.78
Marriott Residence Inn	Salt Lake City, UT	144	100%	144	66.63%	$113.93	$75.91
Marriott Residence Inn	Palm Desert, CA	130	100%	130	57.32%	$112.20	$64.31
Marriott Residence Inn	Las Vegas, NV	256	100%	256	67.06%	$99.72	$66.88
Marriott Residence Inn	Phoenix, AZ	200	100%	200	78.02%	$98.79	$77.07
Marriott Residence Inn	Plano, TX	126	100%	126	69.10%	$93.90	$64.89
Marriott Residence Inn	Newark, CA	168	100%	168	70.51%	$88.88	$62.67
Marriott Residence Inn	Manchester CT	96	85%	82	82.84%	$101.27	$83.89
Marriott Residence Inn Buckhead	Atlanta, GA	150	100%	150	78.05%	$102.90	$80.31
Marriott Residence Inn	Jacksonville, FL	120	100%	120	62.64%	$93.73	$58.71
TownePlace Suites by Marriott	Manhattan Beach, CA	144	100%	144	68.69%	$95.67	$65.71
One Ocean	Atlantic Beach, FL	193	100%	193	46.70%	$160.19	$74.81
Sheraton Hotel	Langhorne, PA	187	100%	187	58.37%	$109.47	$63.90
Sheraton Hotel	Minneapolis, MN	222	100%	222	68.54%	$98.25	$67.34
Sheraton Hotel	Indianapolis, IN	371	100%	371	59.72%	$104.18	$62.22
Sheraton Hotel	Anchorage, AK	370	100%	370	72.24%	$110.88	$80.10
Sheraton Hotel	San Diego, CA	260	100%	260	63.35%	$98.79	$62.58
Hyatt Regency	Coral Gables, FL	242	100%	242	77.93%	$145.04	$113.04
Crowne Plaza	Beverly Hills, CA	260	100%	260	81.62%	$140.33	$114.54
Annapolis Historic Inn	Annapolis, MD	124	100%	124	62.41%	$128.64	$80.29
Air Rights/Ground Lease Properties
Doubletree Guest Suites (a)	Columbus, OH	194	100%	194	67.11%	$104.84	$70.36
Hilton (b)	Ft. Worth, TX	294	100%	294	74.54%	$128.36	$95.68
Hilton(c)	La Jolla, CA	394	75%	296	72.97%	$153.44	$111.96
JW Marriott (d)	San Francisco, CA	338	100%	338	79.16%	$207.26	$164.06
Crowne Plaza (e)	Key West, FL	160	100%	160	86.33%	$189.23	$163.37
Renaissance (f)	Tampa, FL	293	100%	293	73.31%	$139.68	$102.39

Total		21,734		21,392	70.00%	$125.94	$88.12

(a)	This hotel was built on an air rights lease above the parking garage that expires in 2045.
(b)	The partial ground lease expires in 2040.
(c)	The ground lease expires in 2043 (including all extensions).
(d)	The ground lease expires in 2083.
(e)	The ground lease expires in 2084.
(f)	The ground lease expires in 2080.

Item 3.	Legal Proceedings

We are currently subject to litigation arising in the normal course of our business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we believe we have adequate insurance in place to cover such litigation.

Item 4.	[REMOVED AND RESERVED]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on, Registrant’s Common Equity and Related Stockholder Matters

Market Price and Dividend Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On February 25, 2011, there were 112 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of two Section 13G filers that presently each hold in excess of 9.8% of our outstanding common shares, but our Board of Directors has passed waiver requests which grant each of these holders an exception to our ownership restrictions, and which are still in effect.

The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per common share:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
High	$7.42	$9.67	$9.58	$10.81
Low	$4.68	$6.00	$6.46	$9.00
Close	$7.17	$7.33	$9.05	$9.65
Cash dividends declared per share	$—	$—	$—	$—

2009
High	$1.90	$4.45	$4.23	$5.31
Low	$0.90	$1.50	$2.47	$3.08
Close	$1.54	$2.81	$3.46	$4.64
Cash dividends declared per share	$—	$—	$—	$—

Effective with the fourth quarter ended December 31, 2008, and in conjunction with the amendment to our senior credit facility, the Board of Directors suspended the common stock dividend for 2009. In December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our common shares with an annualized target of $0.40 per share for 2011. The payment of $0.10 for the first quarter of 2011 has been approved and subsequent payments will be reviewed on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our shareholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our Directors. Our ability to pay distributions to our shareholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2010			2009		2008
	Amount		%	Amount	%	Amount	%

Common Stock:
Ordinary income	$—		—%	$—	—%	$0.51479	61.28%
Capital gain	—		—	—	—	0.32521	38.72
Return of capital	—		—	—	—	—	—

Total	$—		—%	$—	—%	$0.84000	100.00%

Preferred Stock – Series A:
Ordinary income	$—		%	$2.13750	100.00%	$1.31001	61.28%
Capital gain	—		—	—	—	0.82759	38.72
Return of capital	1.6031	(1)	100.00	—	—	—	—

Total	$1.6031		100.00%	$2.13750	100.00%	$2.13760	100.00%

Preferred Stock – Series D:
Ordinary income	$—		%	$2.11250	100.00%	$1.29463	61.28%
Capital gain	—		—	—	—	0.81787	38.72
Return of capital	1.5844	(1)	100.00	—	—	—	—

Total	$1.5844		100.00%	$2.11250	100.00%	$2.11250	100.00%

(1)	The fourth quarter 2010 preferred distributions, paid January 14, 2011, are treated as 2011 distributions for tax purposes.

Equity Compensation Plan Information

There are 7,767,117 shares of common stock authorized for issuance under our Amended and Restated 2003 Stock Incentive Plan (the “Amended Plan”). The following table sets forth certain information with respect to securities authorized and available for issuance under the Amended Plan as of December 31, 2010.

Number of Securities
	to be Issued Upon	Weighted-Average
	Exercise of	Exercise Price
	Outstanding	Of Outstanding	Number of Securities
	Options, Warrants,	Options, Warrants,	Remaining Available
	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders:
Restricted common stock	None	N/A	3,438,222
Equity compensation plans not approved by security holders	None	N/A	None

Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, the FTSE NAREIT Mortgage REITs Index, and the NAREIT Lodging & Resorts Index for the period from December 31, 2005 through December 31, 2010, assuming an initial investment of $100 in stock on December 31, 2005 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Shareholders who wish to request a list of companies in the NAREIT Lodging Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Shareholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.

Purchases of Equity Securities by the Issuer

The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2010:

	Total		Total Number of	Maximum Dollar
	Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Plan(1)	Under the Plan

Common stock:
October 1 to October 31	—	$—	—	$58,449,000
November 1 to November 30	—	$—	—	$58,449,000
December 1 to December 31	—	$—	—	$58,449,000

Total	—	$—	—

(1)	In November 2007, our Board of Directors authorized a $50 million common stock repurchase plan, which was announced on November 21, 2007. The repurchase plan was increased by $75 million in September 2008, and the program was subsequently amended to include both common and preferred stock. In January 2009, the Board of Directors authorized an additional $200 million for the repurchase plan and expanded the plan to include the prepayment of our outstanding debt obligations. In February 2010, the Board of Directors expanded the repurchase program further to also include the potential repurchase of units of our operating partnership. As of June 2010, we ceased all repurchases under this plan indefinitely.

Item 6.	Selected Financial Data

The following sets forth our selected consolidated financial and operating information on a historical basis and should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)

Statements of Operations Data:
Total revenue	$841,365	$840,592	$1,031,329	$879,289	$377,461
Total operating expenses	$823,342	$922,241	$876,098	$747,073	$307,978
Operating income (loss)	$18,023	$(81,649)	$155,231	$132,216	$69,483
(Loss) income from continuing operations	$(71,196)	$(188,226)	$99,128	$1,712	$33,568
Income (loss) from discontinued operations	$9,404	$(100,434)	$46,543	$34,726	$9,505
Net income (loss) attributable to the Company	$(51,740)	$(250,242)	$129,194	$30,160	$37,796
Net (loss) income attributable to common shareholders	$(72,934)	$(269,564)	$102,552	$6,170	$26,921
Diluted income (loss) per common share:
(Loss) income from continuing operations attributable to common shareholders	$(1.59)	$(2.66)	$0.54	$(0.23)	$0.29
Income (loss) from discontinued operations attributable to common shareholders	0.16	(1.27)	0.37	0.28	0.13

Net (loss) income attributable to common shareholders	$(1.43)	$(3.93)	$0.91	$0.05	$0.42

Weighted average diluted common shares	51,159	68,597	111,295	105,787	61,713

	At December 31,
	2010	2009	2008	2007	2006

Balance Sheets Data:
Investments in hotel properties, net	$3,023,736	$3,383,759	$3,568,215	$3,885,737	$1,632,946
Cash and cash equivalents	$217,690	$165,168	$241,597	$92,271	$73,343
Restricted cash	$67,666	$77,566	$69,806	$52,872	$9,413
Notes receivable	$20,870	$55,655	$212,815	$94,225	$102,833
Total assets	$3,716,524	$3,914,498	$4,339,682	$4,380,411	$2,011,912
Indebtedness of continuing operations	$2,518,164	$2,772,396	$2,790,364	$2,639,546	$1,015,555
Series B-1 preferred stock	$72,986	$75,000	$75,000	$75,000	$75,000
Total shareholders’ equity of the Company	$816,808	$837,976	$1,212,219	$1,285,003	$641,709

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)

Other Data:
Cash provided by operating activities	$82,647	$65,614	$144,995	$155,727	$139,691
Cash (used in) provided by investing activities	$(47,476)	$(44,754)	$168,455	$(1,872,900)	$(565,473)
Cash provided by (used in) financing activities	$17,351	$(97,289)	$(164,124)	$1,736,032	$441,130
Cash dividends declared per common share	$—	$—	$0.63	$0.84	$0.80
EBITDA (unaudited) (1)	$228,266	$12,459	$472,836	$357,151	$138,757
Funds From Operations (FFO) (unaudited) (1)	$4,051	$(154,414)	$240,862	$147,680	$84,748

(1)	A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

General

The U.S. economy experienced a recession beginning around the fourth quarter of 2007, which was caused by the global credit crisis and declining GDP, employment, business investment, corporate profits and consumer spending. As a result of the dramatic downturn in the economy, lodging demand in the U.S. declined significantly throughout 2008 and 2009. However, beginning in 2010, the lodging industry has been experiencing improvement in fundamentals, specifically occupancy. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, appear to be showing upward growth. We believe recent improvements in the economy will continue to positively affect the lodging industry and hotel operating results for 2011. Our overall current strategy is to take advantage of the cyclical nature of the hotel industry. We believe that in the current cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe we will not achieve similar cash flows and values in the immediate future. Industry experts have suggested that cash flows within our industry may achieve these previous highs again 2014 through 2016.

In response to the challenging market conditions, we undertook a series of actions to manage the sources and uses of our funds in an effort to navigate through challenging market conditions while still pursuing opportunities that can create long-term shareholder value. In this effort, we have attempted to proactively address value and cash flow deficits among certain of our mortgaged hotels, with a goal of enhancing shareholder value through loan amendments or in certain instances, consensual transfers of hotel properties to the lenders in satisfaction of the related debt.

As of December 31, 2010, we owned 94 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represented 21,734 total rooms, or 21,392 net rooms excluding those attributable to joint venture partners. Our hotels are primarily operated under the widely recognized upper upscale brands of Crown Plaza, Hilton, Hyatt, Marriott and Sheraton. All these hotels are located in the United States. At December 31, 2010, 97 of the 100 hotels are included in our continuing operations. As of December 31, 2010, we also owned mezzanine or first-mortgage loans receivable with a carrying value of $20.9 million. In addition, at December 31, 2010, we had ownership interests in two joint ventures that own mezzanine loans with a carrying value of $15.0 million, net of valuation allowance.

Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties;

•	disposition of hotel properties;

•	restructuring and liquidating positions in mezzanine loans;

•	pursuing capital market activities to enhance long-term shareholder value;

•	enhancing liquidity, and continuing current cost saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.

Our long-term investment strategies continue to focus on the upscale and upper-upscale segments within the lodging industry. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-related investment opportunities as they may develop. Our Board of Directors may change our investment strategies at any time without shareholder approval or notice.

Significant Transactions in 2010 and Recent Developments

Resumption of Common Dividends – In February 2011, the Board of Directors accepted management’s recommendation to resume paying a cash dividend on our common shares with an annualized target of for 2011. The payment of $0.10 for the first quarter of 2011 has been approved and subsequent payments will be reviewed on a quarterly basis.

Reissuance of treasury stock – In December 2010, we reissued 7.5 million shares of our treasury stock at a gross price of $9.65 per share and received net proceeds of approximately $70.4 million. The net proceeds were used to repay a portion of our outstanding borrowings under our senior credit facility. In January 2011, an underwriter purchased an additional 300,000 shares of our common shares through the partial exercise of the underwriter’s 1.125 million share over-allotment option, and we received net proceeds of $2.8 million.

Pending and Completed Sales of Hotel Properties – We have entered into asset sale agreements for the sale of the JW Marriott hotel property in San Francisco, California, the Hilton hotel property in Rye Town, New York, and the Hampton Inn hotel property in Houston, Texas. Based on the selling price, we recorded an impairment charge of $23.6 million on the Hilton Rye Town property in the fourth quarter of 2010, and we expect each of these sales to close in the first quarter of 2011. These hotel properties and related liabilities have been reclassified as assets and liabilities held for sale in the consolidated balance sheet at December 31, 2010, and their operating results, including the impairment charge, for all periods presented have been reported as discontinued operations in the consolidated statements of operations. In February 2011, the sale of the JW Marriott hotel property was completed and we received net cash proceeds of $43.6 million. We used $40.0 million of the net proceeds to reduce the borrowings on our senior credit facility. After the payment, the credit facility has an outstanding balance of $75.0 million.

In June 2010, we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million, and the sale was completed in September 2010. Based on the sales price, we recorded an impairment charge of $12.1 million in June 2010, and an additional loss of $283,000 at closing based on the net proceeds of $4.9 million. The operating results of the hotel property, including the related impairment charge and the additional loss, for all periods presented have been reported as discontinued operations in the consolidated statements of operations. See Note 6.

Impairment of Mezzanine Loans and a Hotel Property – We evaluated the collectability of the mezzanine loan secured by 105 hotel properties maturing in April 2011 at December 31, 2010, and weighted different probabilities of outcome from full payment at maturity to a foreclosure by the senior lender. Based on this analysis, we recorded an impairment charge of $7.8 million on December 31, 2010.

The borrowers of the mezzanine loan tranches 4 and 6 held in our joint venture with PREI related to the JER/Highland Hospitality portfolio stopped making debt service payments in August 2010 and we are currently negotiating a restructuring with their equity holders, senior secured lenders and senior mezzanine lenders. Due to our junior participation status, it is expected the tranche 6 mezzanine loan will be completely extinguished in the restructuring. As a result, we recorded a valuation allowance of $21.6 million for the entire carrying value of our investment in the joint venture on December 31, 2010. We did not record a valuation allowance for the tranche 4 mezzanine loan as the restructuring could result in a conversion of the mezzanine loan into equity with us investing an additional amount.

At December 31, 2010, the Hilton hotel property in Tucson, Arizona had a reasonable probability of being sold in the near future. Based on our assessment of the expected purchase price obtained from potential buyers, we recorded an impairment charge of $39.9 million.

Refinancing of Mortgage Debt – In October 2010, we closed on a $105.0 million refinancing of the Marriott Gateway in Arlington, Virginia. The new loan, which has a 10-year term and fixed interest rate of 6.26%, replaces a $60.8 million loan set to mature in 2012 with an interest rate of LIBOR plus 4.0%. The excess proceeds were used to reduce $40.0 million of the outstanding borrowings on our senior credit facility. In conjunction with the refinance, we incurred prepayment penalties and fees of $3.3 million and wrote off the unamortized loan costs on the refinanced debt of $630,000.

Conversion of Floating Interest Rate Swap into Fixed Rate – In October 2010, we converted our $1.8 billion interest rate swap into a fixed rate of 4.09%, resulting in locked-in annual interest savings of approximately $32 million through March 2013 at no cost to us. Under the previous swap, which we entered into in March 2008 and which expires in March 2013, we received a fixed rate of 5.84% and paid a variable rate of LIBOR plus 2.64%, subject to a LIBOR floor of 1.25%. Under the terms of the new swap transaction, we will continue to receive a fixed rate of 5.84%, but will pay a fixed rate of 4.09%.

Conversion of Series B-1 Preferred Stock – In the fourth quarter of 2010, 200,000 shares of our Series B-1 preferred stock with a carrying value of $2.0 million were converted to common shares, pursuant to the terms of the Series B-1 preferred stock.

Preferred Stock Offering – In September 2010, we completed the offering of 3.3 million shares of our 8.45% Series D Cumulative Preferred Stock at a gross price of $23.178 per share, and received net proceeds of $72.2 million after underwriting fees and other costs and an accrued dividend of $1.6 million. The proceeds from the offering, together with some corporate funds, were used to pay down $80.0 million of our senior credit facility.

Restructuring of Mezzanine Loans – In July 2010, as a strategic complement to our existing joint venture with Prudential Real Estate Investors (“PREI”) in 2008, we contributed $15 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a tranche 4 mezzanine loan associated with JER Partner’s 2007 privatization of the JER/Highland Hospitality portfolio. The mezzanine loan is secured by the same 28 hotel properties as our existing joint venture investment in tranche 6 of the mezzanine loan portfolio, which has been fully reserved at December 31, 2010. The borrower of these mezzanine loans stopped making debt service payments in August 2010. We are currently pursuing our remedies under the loan documents, as well as negotiating with the borrowers, their equity holders, senior secured lenders and senior mezzanine lenders and PREI with respect to a possible restructuring of the mezzanine tranches owned by our joint ventures and PREI and of the indebtedness senior to such tranches. As we hold our JER/Highland Hospitality loans in joint ventures, our participation in a possible restructuring, including a conversion of the loans into equity and assumption of senior indebtedness associated with the portfolio, would be through a joint venture with PREI or PREI and a third party.

Settlement of Notes Receivable – In August 2010, we reached an agreement with the borrower of the $7.1 million junior participation note receivable secured by a hotel property in La Jolla, California, to settle the loan which had been in default since March 2009. Pursuant to the settlement agreement, we received total cash payments of $6.2 million in 2010 and recorded a net impairment charge of $836,000.

In May 2010, the senior mortgage lender foreclosed on the loan secured by the Four Seasons hotel property in Nevis in which we had a junior participation interest of $18.2 million. Our entire principal amount was fully reserved in 2009. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest as of December 31, 2010.

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

In February 2010, the mezzanine loan secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, with a principal amount of $38.0 million and a net carrying value of $23.0 million at December 31, 2009 was restructured. In connection with the restructuring, we received a cash payment of $20.2 million and a $4.0 million note receivable. We recorded a net impairment charge of $10.7 million in 2009 on the original mezzanine loan. The interest payments on the new note are recorded as a reduction of the principal of the note receivable, and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges.

In February 2010, we and the senior note holder of the participation note receivable formed a joint venture (the “Redus JV”) for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized the senior note participation and our $4.0 million junior participating note receivable. The note receivable was fully reserved in 2009. We have an 18% subordinated interest in Redus JV. In March 2010, the foreclosure was completed and the estimated fair value of the property was $14.2 million based on a third-party appraisal. Pursuant to the operating agreement of Redus JV, as a junior lien holder of the original participation note receivable, we are only entitled to receive our share of distributions after the original senior note holder has recovered its original investment of $18.4 million and Redus JV intends to sell the hotel property in the next 12 months. It is unlikely that the senior holder will be able to recover its original investment. Therefore, no cash flows were projected from Redus JV for the projected holding period. Under the applicable authoritative accounting guidance, we recorded a zero value for our 18% subordinated interest in Redus JV.

Debt Modifications, Repayments and Settlement – The $101.0 million non-recourse mortgage loan secured by the Westin O’Hare hotel property in Rosemont, Illinois was settled in September 2010 through a consensual transfer of the underlying hotel property to the lender. We recorded a gain of $56.2 million on the consensual transfer. An impairment charge of $59.3 million was previously recorded on this property in 2009 as we wrote down the hotel property to its estimated fair value. The operating results of the hotel property, including the gain from the disposition, have been reclassified to discontinued operations for all periods presented in the consolidated statements of operations.

With proceeds from the above mentioned equity offerings, sale of hotel properties and debt refinancing we made a net paydown of $135.0 million on our senior credit facility during 2010 to reduce its outstanding balance to $115.0 million at December 31, 2010.

In July 2010, we modified the mortgage loan secured by the JW Marriott hotel property in San Francisco, California, to change the initial maturity date to its fully extended maturity of March 2013 in exchange for a principal payment of $5.0 million. This hotel property was subsequently sold in February 2011 and the related mortgage loan was repaid at closing along with miscellaneous fees of approximately $476,000.

Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown. We paid $2.5 million of the paydown amount at closing, and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the last installment due on April 1, 2011. We paid a modification fee of $1.5 million in lieu of the future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.

In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing in January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property had been insufficient to cover the principal and interest payments on the note. As of the date of this report, the loan has been transferred to a special servicer. We are currently working with the special servicer for an extension or restructuring of the mortgage note.

Repurchases of Common Shares and Units of Operating Partnership – During 2010, we repurchased 7.2 million shares of our common stock for a total cost of $45.1 million pursuant to a previously announced stock repurchase plan. As of June 2010, we ceased all repurchases under the plan indefinitely. During 2010, 719,000 operating partnership units were redeemed at an average price of $7.39 per unit. We redeemed these operating partnership units for cash rather than electing to satisfy the redemption request through the issuance of common shares and paid a total redemption cost of $5.3 million to the unit holders during 2010. Additional 455,000 operating partnership units presented for redemption in 2010 were converted to common shares at our election.

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

In September 2010, we entered into an at-the-market (“ATM”) program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold during 2010. Proceeds from the ATM program, to the extent utilized, are expected to be used for general corporate purposes including investments and reduction of debt.

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

Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, capital market activities, property refinancing proceeds, asset sales, and net cash derived from interest rate derivatives. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, new investments and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided By Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $82.6 million and $65.6 million for 2010 and 2009, respectively. The increase is primarily due to improved occupancies experienced during 2010 that resulted in increased hotel revenues. The increase in operating cash flows is partially offset by an increase in interest payments on indebtedness of $5.7 million as a result of certain mortgage loans that were refinanced at higher interest rates.

Net Cash Flows (Used In) Provided by Investing Activities. In 2010, investing activities used cash of $47.5 million. Principal payments on notes receivable generated total cash of $28.3 million and the net cash proceeds from disposition of hotel properties was $1.4 million. We received $4.9 million net cash proceeds from the sale of the Hilton Suites in Auburn Hills, Michigan and a cash balance of $3.5 million was removed from our consolidated balance sheet as the Westin O’Hare hotel property was deconsolidated at the completion of the deed-in-lieu of foreclosure. Cash outlays consisted of a $15.0 million cash contribution to a joint venture for a 50% ownership interest in a mezzanine loan and capital improvements of $62.2 million made to various hotel properties. In 2009, investing activities used $44.8 million of cash. Capital improvements made to various hotel properties used $69.2 million and a cash balance of $3.5 million was eliminated as a result of the deconsolidation of the Hyatt Regency hotel property. These net cash outlays were offset by cash inflows from the sale of a mezzanine loan of $13.4 million and the sale of an interest in a laundry joint venture and a piece of land adjacent to a hotel property of $858,000, and insurance settlements on hotel properties damaged by a hurricane of $13.7 million.

Net Cash Flows Provided by (Used in) Financing Activities. For 2010, financing activities provided net cash inflow of $17.4 million. Cash inflows for 2010 consisted of $259.0 million from borrowings under our senior credit facility and mortgage refinances, $72.2 million from issuance of 3.3 million shares of Series D preferred stock, $70.4 million from reissuance of 7.5 million shares of treasury stock, $62.2 million from the counterparties of our interest rate derivatives, and $1.0 million of contributions from a noncontrolling interest joint venture partner. For 2010, cash outlays consisted of $365.7 million for repayments of indebtedness and capital leases, $45.1 million for purchases of common stock, $24.0 million for dividend payments to preferred shareholders and unit holders, $7.1 million payment for loan modification and extension fees, $5.3 million for the redemption of operating partnership units, $333,000 distribution to a noncontrolling interest joint venture partner, and $75,000 for purchases of interest rate caps.

For 2009, net cash flow used in financing activities was $97.3 million. Cash outlays consisted of payments of $196.8 million on indebtedness and capital leases, loan costs of $5.9 million, dividends of $22.9 million, $38.1 million for entering into interest rate derivatives, $81.3 million to acquire treasury shares, $10.7 million to purchase Series A and Series D preferred stocks, $972,000 for distributions to noncontrolling interests in consolidated joint ventures, and $462,000 for the redemption of operating partnership units. These cash outlays were partially offset by $208.8 million from debt refinancing and $50.9 million in cash payments from the counterparties of the interest rate derivatives.

We are required to maintain certain financial ratios under various debt, preferred equity and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. At December 31, 2010, we were in compliance with all covenants or other requirements set forth in our debt, preferred equity and derivative agreements as amended.

Virtually, our only recourse obligation is our $250 million senior credit facility held by 10 banks, which expires in April 2011. We have given notice to exercise the remaining one-year extension option. The outstanding balance on this credit facility at December 31, 2010 was $115.0 million. The main covenants in this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through March 31, 2011 (ours was 1.70x at December 31, 2010), and 1.35x thereafter until expiration; and (ii) the maximum leverage ratio, as defined, of 65% (ours was 55.0% at December 31, 2010). The primary requirements to extend the credit facility are that (i) there must be no default or event of default, (ii) the representations and warranties must be true and correct in all material respects and (iii) we pay each lender a fee equal to 0.25% of such lender’s commitment (whether or not utilized). We may be able to extend or refinance a portion or all of this senior credit facility before maturity, and if it becomes necessary to pay down the principal balance, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises or, to the extent necessary, asset sales.

The articles governing our Series B-1 preferred stock require us to maintain certain covenants. The impairment charges recorded during the second, third and fourth quarter of 2009, and the second and fourth quarter of 2010 could have prevented us from satisfying one financial ratio. However, the holder of the Series B-1 preferred stock reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second, third and fourth quarters of 2009, and the second and fourth quarters of 2010, as they impacted the financial ratio calculations for the affected periods. At December 31, 2010, we are in compliance with all covenants required under the articles governing the Series B-1 preferred stock.

Based upon the current level of operations, management believes that our cash flow from operations along with our cash balances and the amount available under our senior credit facility ($135.0 million at December 31, 2010) will be adequate to meet upcoming anticipated requirements for interest, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our upcoming 2011 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties and our debt investments.

We are committed to an investment strategy where we will opportunistically pursue hotel-related investments as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loans, or from proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, joint ventures and repayments of our loan investments. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments. We are encouraged by the incremental improvement in both the capital and debt markets over the last quarter and will continue to look at capital raising options.

Our existing hotels are mostly located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.

Dividend Policy. Effective with the fourth quarter ended December 31, 2008, and in conjunction with the amendment to our senior credit facility, the Board of Directors suspended the common stock dividend for 2009. In

December 2009, the Board of Directors determined, subject to ongoing review, to continue the suspension of the common dividend in 2010, except to the extent required to maintain our REIT status. In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our common shares with an annualized target of $0.40 per share for 2011. The payment of $0.10 for the first quarter of 2011 has been approved and subsequent payments will be reviewed on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.

RESULTS OF OPERATIONS

Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and seventeen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2010, 2009 and 2008 ended December 31, 2010, January 1, 2010, and January 2, 2009, respectively.

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

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

				Favorable (Unfavorable)
	Year Ended December 31,			Change
	2010	2009	2008	2010 to 2009	2009 to 2008

Total revenue	$841,365	$840,592	$1,031,329	$773	$(190,737)
Total hotel expenses	$(556,260)	$(552,169)	$(645,909)	$(4,091)	$93,740
Property taxes, insurance and other	$(49,623)	$(53,386)	$(52,465)	$3,763	$(921)
Depreciation and amortization	$(133,435)	$(139,385)	$(149,022)	$5,950	$9,637
Impairment charges	$(46,404)	$(148,679)	$—	$102,275	$(148,679)
Gain on insurance settlements	$—	$1,329	$—	$(1,329)	$1,329
Transaction acquisition and contract termination costs	$(7,001)	$—	$—	$(7,001)	$—
Corporate general and administrative	$(30,619)	$(29,951)	$(28,702)	$(668)	$(1,249)
Operating income (loss)	$18,023	$(81,649)	$155,231	$99,672	$(236,880)
Equity (loss) earnings in unconsolidated joint ventures	$(20,265)	$2,486	$(2,205)	$(22,751)	$4,691
Interest income	$283	$297	$2,062	$(14)	$(1,765)
Other income	$62,826	$56,556	$10,153	$6,270	$46,403
Interest expense and amortization of loan costs	$(140,609)	$(132,997)	$(144,068)	$(7,612)	$11,071
Write-off of premiums, loan costs and exit fees	$(3,893)	$371	$(1,226)	$(4,264)	$1,597
Unrealized gain (loss) on derivatives	$12,284	$(31,782)	$79,620	$44,066	$(111,402)
Income tax benefit (expense)	$155	$(1,508)	$(439)	$1,663	$(1,069)
(Loss) income from continuing operations	$(71,196)	$(188,226)	$99,128	$117,030	$(287,354)
Income (loss) from discontinued operations	$9,404	$(100,434)	$46,543	$109,838	$(146,977)
Net (loss) income	$(61,792)	$(288,660)	$145,671	$226,868	$(434,331)
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	$1,683	$765	$(1,444)	$918	$2,209
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	$8,369	$37,653	$(15,033)	$(29,284)	$52,686
Net (loss) income attributable to the Company	$(51,740)	$(250,242)	$129,194	$198,502	$(379,436)

Comparison of Year Ended December 31, 2010 with Year Ended December 31, 2009

Income from continuing operations includes the operating results of 97 hotel properties that we have owned throughout all of 2010 and 2009. The following table illustrates the key performance indicators of the comparable hotels for the periods indicated:

	Year Ended
	December 31,
	2010	2009

Total hotel revenue (in thousands)	$839,562	$828,990
Room revenue (in thousands)	$643,694	$629,298
RevPAR (revenue per available room)	$87.05	$85.10
Occupancy	70.14%	66.52%
ADR (average daily rate)	$124.11	$127.94

Revenue. Room revenues increased $14.4 million, or 2.3%, during the year ended December 31, 2010 (“2010”) compared to the year ended December 31, 2009 (“2009”). The room revenue increase resulting from the improved occupancy in 2010 of 362 basis points was partially offset by the decrease in average daily rate. The economic downturn placed tremendous pressure on rates to maintain occupancy levels. Food and beverage revenue experienced a decline of $1.3 million due to lower volume on catering and banquet events. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, experienced a $2.3 million decline due to less demand for these services.

Rental income from the triple-net operating lease decreased $214,000 primarily due to the lower hotel revenues related to that hotel property resulting from the lower average daily rate net of the effect of slightly higher occupancy during 2010.

Interest income from notes receivable decreased $9.5 million for 2010 compared to 2009. This decrease is primarily due to the impairment of five mezzanine loans and the sale of one loan in our portfolio during 2009.

Asset management fees and other was $425,000 for 2010 and $726,000 for 2009. The decrease is primarily due to the expiration at December 31, 2009, of a consulting agreement with a joint venture.

Hotel Operating Expenses.  Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $3.7 million in direct expenses and $407,000 in indirect expenses and management fees in 2010 compared to 2009. The increase in direct expense was primarily the result of improved occupancy during 2010. The direct expenses were 33.1% of total hotel revenue for both 2010 and 2009.

Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $3.8 million for 2010 to $49.6 million. Property taxes decreased $3.9 million for 2010 resulting from our successful appeals for the assessed value reductions related to certain of our hotel properties, which was partially offset by the tax rate increases in some jurisdictions as city/county and state governments try to maintain their tax base. The decrease in property taxes was partially offset by the increase in insurance costs of $221,000. The increase in insurance costs is primarily due to higher premiums for property policies renewed in 2010.

Depreciation and Amortization. Depreciation and amortization decreased $6.0 million for 2010 compared to 2009 primarily due to certain assets that had been fully depreciated during 2010. The decrease is partially offset by an increase in depreciation expense as a result of capital improvements made at several hotel properties.

Impairment Charges. The impairment charges for our continuing operations were $46.4 million for 2010. We recorded $8.7 million impairment charge on mezzanine loans, $39.9 million impairment on a hotel property that is expected to be sold in the near future, and a credit of $2.2 million related to the valuation adjustments on previously impaired loans in our mezzanine loan portfolio. Of the total impairment charges of $148.7 million for 2009, $109.4 million was the valuation allowance recorded for the Extended Stay Hotels mezzanine loan and $39.3 million for four other mezzanine notes. The impairment charge recorded on hotel properties for 2010 and 2009 of $35.7 million and $70.2 million, respectively, are included in the operating results of discontinued operations.

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

In analyzing projected hotel properties’ operating cash flows, we factored in RevPAR growth based on data from third party sources. In addition, the projected hotel properties’ operating cash flows factored in our ongoing implementation of asset management strategies to minimize operating costs. After factoring in the expected revenue growth and the impact of company-specific strategies implemented to minimize operating costs, the hotel properties’ estimated future undiscounted cash flows were in excess of the properties’ carrying values. With the exception of the three Hilton hotel properties, the analyses performed in 2010 did not identify any other properties with respect to which an impairment loss should be recognized.

For a full description of impairment charges, see Notes 3, 6 and 15 of Notes to Consolidated Financial Statements and the Executive Overview.

Transaction acquisition and Contract Termination Costs. We have been in negotiation with the borrowers, their equity holders, senior secured lenders and senior mezzanine lenders with respect to possible restructuring of the two mezzanine tranches owned by our joint ventures with PREI associated with the hotel portfolio of JER/Highland Hospitality. The resolution of such negotiation could be consummated via a conversion of the loans into equity and assumption of senior indebtedness associated with the portfolio with us investing additional funds. We incurred transaction acquisition costs of $1.4 million related to these negotiations through December 31, 2010.

In addition, during 2010, we terminated the management contract of the Hilton hotel property in Costa Mesa, California managed by Hilton Hotels and paid a contract termination fee of $5.6 million. This hotel property is currently managed by Remington Lodging.

Corporate General and Administrative. Corporate general and administrative expenses increased $668,000 in 2010 from 2009. The non-cash stock/unit-based compensation expense increased $2.0 million in 2010 primarily due to certain restricted stock/unit-based awards granted in the current year at a higher cost per share. Other corporate general and administrative expenses decreased $1.4 million during 2010 primarily attributable to a decline in legal expense of $1.2 million as the 2009 corporate general and administrative expenses included legal expense associated with defaulted mezzanine loan activities.

Equity (Loss) Earnings in Unconsolidated Joint Venture. Equity loss in unconsolidated joint venture was $20.3 million for 2010 and equity earnings for 2009 were $2.5 million. The decrease is primarily due to all the three mezzanine loans held in our joint ventures being in non-accrual status since July 2010. In addition, the borrowers of the mezzanine loan tranche 6 held in our joint venture with PREI related to the JER/Highland Hospitality portfolio stopped making debt service payments in August 2010 and we are currently negotiating a restructuring with their equity holders, senior secured lenders and senior mezzanine lenders. Due to our junior participation status, it is expected the tranche 6 mezzanine loan will be completely extinguished in the restructuring. As a result, we recorded a valuation allowance of $21.6 million for the entire carrying value of our investment in the joint venture on December 31, 2010.

Interest Income. Interest income decreased $14,000 in 2010 compared to 2009 primarily due to lower average cash balance and the decline in short-term interest rates in 2010.

Other Income. Other income was $62.8 million and $56.6 million in 2010 and 2009, respectively. Other income included income from non-hedge interest rate swaps, floors and flooridors of $62.9 million and $52.3 million for 2010 and 2009, respectively. The increase is primarily due to the new interest rate derivatives we entered into since July 2009. Also included in 2009 were a gain of $2.4 million recognized on the sale of a mezzanine note receivable, income of $1.5 million recognized for business interruption insurance proceeds received related to hotel properties sold in 2008, and a gain of $434,000 from the sale of our interest in a laundry joint venture.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $7.6 million to $140.6 million for 2010 from $133.0 million for 2009. The increase is primarily attributable to certain debt that was refinanced at higher interest rates. The increase was partially offset by the lower average variable rate debt outstanding and the lower LIBOR rates in the 2010 period. Average LIBOR rates for 2010 and 2009 were 0.27% and 0.33%, respectively.

Write-off of Loan Cost and Exit Fees. During 2010 we refinanced the mortgage loan secured by the Gateway Arlington Marriott hotel property and incurred prepayment penalty of $3.3 million and wrote off the unamortized loan cost of $630,000. During 2009 we refinanced mortgage debt totaling $285.0 million. The unamortized premiums of $1.4 million and loan costs of $985,000 on the refinanced loans were written off.

Unrealized Gain (Loss) on Derivatives. We recorded an unrealized gain of $12.3 million in 2010 and an unrealized loss of $31.8 million in 2009 on our interest rate derivatives. The fair value of these derivatives increased during 2010 primarily due to the movements in the LIBOR forward curve used in determining the fair value.

Income Tax Benefit (Expense). Income tax expense for continuing operations was a benefit of $155,000 for 2010 and an expense of $1.5 million for 2009. The decrease in income tax expense is primarily due to our being able to record an income tax benefit of $898,000 in 2010 in connection with losses incurred by our joint venture partnership that is subject to District of Columbia income taxes. This benefit is largely offset by our accruals for the Texas Margin Tax and our federal and state income tax accruals for one of our TRS subsidiaries that began generating taxable income in the fourth quarter of 2009. Our 2010 accrual for the Texas Margin Tax was lower than in prior years primarily due to the tax write-off of mezzanine loans in 2010 that had been impaired in prior years for financial reporting purposes.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $9.4 million for 2010 and loss from discontinued operations was $100.4 million for 2009. Discontinued operations include the operating results of five hotel properties for 2010 and six properties for 2009. These hotel properties were either sold, returned to lenders or under contracts to sell. Included in the income (loss) from discontinued operations for 2010 was a gain of $56.2 million on the consensual transfer of the Westin O’Hare hotel property and a loss of $283,000 on the sale of Hilton Auburn Hills property. The 2010 results also included impairment charges of $35.7 million recorded on the Hilton Auburn Hills property and the Hilton Rye Town property. For 2009, impairment charges totaling $70.2 million on the Westin O’Hare hotel property and the Hyatt Dearborn hotel property were recorded to write down the hotel property to its estimated fair value. A loss of $2.9 million was also recorded at deconsolidation of the Hyatt Regency Dearborn hotel property for 2009. Operating results of discontinued operations also reflected interest and related debt expense of $8.5 million and $14.1 million for 2010 and 2009, respectively. In addition, unamortized loan costs of $552,000 were written off in 2009 when the related mortgage debt was refinanced.

Loss (Income) from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During 2010 and 2009, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $1.7 million and $765,000, respectively. Noncontrolling interests in consolidated joints ventures represent ownership interests ranging from 11% to 25% of six hotel properties held by two joint ventures.

Net Loss (Income) Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net loss allocated to noncontrolling interests and distributions paid to these limited partners were $8.4 million and $37.7 million for 2010 and 2009, respectively. The redeemable noncontrolling interests participating in the allocation represented ownership of 12.4% and 14.8% in the operating partnership at December 31, 2010 and 2009, respectively. The decrease in ownership percentage during 2010 was due to the units redeemed and converted in 2010, net of the effect of the decrease in outstanding common shares as a result of the repurchase of our common shares.

Comparison of Year Ended December 31, 2009 with Year Ended December 31, 2008

Income from continuing operations includes the operating results of 97 hotel properties that we have owned throughout all of 2009 and 2008 and are included in continuing operations. The following table illustrates the key performance indicators of the comparable hotels for the periods indicated:

	Year Ended
	December 31,
	2009	2008

Total hotel revenue (in thousands)	$828,990	$1,005,266
Room revenue (in thousands)	$629,298	$761,838
RevPAR (revenue per available room)	$85.10	$102.03
Occupancy	66.52%	72.05%
ADR (average daily rate)	$127.94	$141.62

Revenue. Room revenues decreased $132.5 million, or 17.4%, during the year ended December 31, 2009 (“2009”) compared to the year ended December 31, 2008 (“2008”). Occupancy declined by 553 basis points from 72.05% to 66.52%. ADR declined by $13.68 to $127.94. The economy continued in recession in 2009 that resulted in decline in market demand and placed tremendous pressure on rates to maintain occupancy levels. We observed businesses adopting cost saving initiatives on their travel and meeting expenses. Food and beverage experienced a similar decline of $38.3 million due to lower occupancy and reduced volume on catering and banquet events. Other hotel revenue experienced a $4.9 million decline.

Rental income from the triple-net operating lease decreased $568,000 primarily due to the lower occupancy and ADR during 2009.

Interest income from notes receivable decreased $13.2 million for 2009 compared to 2008. This decrease was primarily due to the Extended Stay Hotels mezzanine loan that was reserved during 2009 as a result of the borrower’s bankruptcy filing. Prior to the bankruptcy filing in June 2009, all payments on this loan were current. We recorded income from this loan of $4.7 million and $11.9 million for 2009 and 2008, respectively. The decrease in interest income was also attributable to (i) the two mezzanine loans that were repaid during 2008; (ii) four other mezzanine loans that were impaired during 2009 and three of which were in default for at least a portion of 2009 (income recognized on impaired loans was $3.3 million and $6.4 million for 2009 and 2008, respectively); and (iii) the decline in LIBOR rates during 2009.

Asset management fees and other was $726,000 for 2009 and $2.0 million for 2008. The decrease was primarily due to the expiration in 2008 of an asset management consulting agreement with a related party which accounted for $1.3 million of the income in 2008.

Hotel Operating Expenses.  We experienced a reduction of $48.3 million in direct expenses and a $45.4 million reduction in indirect expenses and management fees in 2009 compared to 2008. The decrease in these expenses was primarily due to the decline in occupancy. The decline in indirect expenses was also attributable to the result of cost saving initiatives adopted by the hotel managers. The direct expenses were 33.1% of total hotel revenue for 2009 as compared to 32.1% during 2008.

Property Taxes, Insurance and Other. Property taxes, insurance and other increased $921,000 during 2009 primarily due to higher insurance premiums on policies renewed during 2009 and other taxes paid.

Depreciation and Amortization. Depreciation and amortization decreased $9.6 million, or 6.5%, for 2009 compared to 2008 primarily due to certain assets that had been fully depreciated during 2009. The decrease was partially offset by an increase in depreciation expense as a result of capital improvements made at several hotel properties.

Impairment Charges. Impairment charges for our continuing operations of $148.7 million for 2009 related to the valuation allowance on the Extended Stay Hotels mezzanine loan and four other mezzanine notes. Of the total impairment charges, $109.4 million was the valuation allowance recorded for the Extended Stay Hotels mezzanine loan and $39.3 million for four other mezzanine notes. Impairment charges totaling $70.2 million related to the

Westin O’Hare hotel property and the Hyatt Regency Dearborn hotel property were included in the operating results of discontinued operations.

Corporate General and Administrative. Corporate general and administrative expense increased $1.2 million in 2009 from 2008. The higher expenses for 2009 was primarily due to increases in (i) accrued bonuses of $3.0 million resulting from the increased target incentives for certain executives approved by the Board of Directors in September 2009; (ii) accrued legal expense of $1.7 million primarily associated with defaulted mezzanine loans; and (iii) accrual of $601,000 for tax indemnities associated with the sale of two hotel properties in 2008. These increases were partially offset by decreases in (i) stock-based compensation of $1.8 million as a result of certain restricted stock awards granted in earlier years at a higher cost per share being fully vested in the first quarter of 2009; (ii) accrued accounting and audit fees of $691,000; and (iii) other corporate expenses resulting from the continued cost containment plans implemented at the corporate level. In December 2008, we implemented a cost saving plan at the corporate level which included reductions in overhead from staff layoffs, salary freezes, and other cost saving measures.

Equity Earnings (Loss) in Unconsolidated Joint Venture. Equity earnings in unconsolidated joint venture were $2.5 million for 2009 and equity loss for 2008 was $2.2 million. Equity loss for 2008 was primarily a result of a mezzanine loan held by the joint venture that was fully reserved in the fourth quarter of 2008. Excluding the valuation allowance, equity income recognized from the joint venture was $3.3 million for 2008. The decrease was primarily due to the write-off of the costs incurred by the joint venture for terminated transactions and the lost income on the fully reserved loan.

Interest Income. Interest income decreased $1.8 million in 2009 compared to 2008 primarily due to the significant decline in short-term interest rates during 2009.

Other Income. Other income was $56.6 million and $10.2 million in 2009 and 2008, respectively. Other income included income from non-hedge interest rate swaps, floors and flooridors of $52.3 million and $10.4 million for 2009 and 2008, respectively. The increase was primarily due to significant decreases in LIBOR rates that the derivatives are tied to as a result of the economic downturn and new interest rate derivatives we entered into during 2009. Also included in 2009 were a gain of $2.4 million recognized on the sale of a mezzanine note receivable, an income of $1.5 million recognized for business interruption insurance proceeds received related to hotel properties sold in 2008, and a gain of $434,000 from the sale of our interest in a laundry joint venture.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $11.1 million to $133.0 million for 2009 from $144.1 million for 2008. The decline was primarily attributable to the decrease in interest expense on our variable rate debt as a result of continued decline in LIBOR rates. The average LIBOR rates were 0.33% and 2.71% for 2009 and 2008, respectively. The decrease was partially offset by the higher average debt balance during 2009.

Write-off of Loan Cost and Exit Fees. During 2009, our continuing operations refinanced mortgage debt totaling $285.0 million. The unamortized premiums of $1.4 million and loan costs of $985,000 on the refinanced loans were written off. During 2008, we wrote off unamortized loan costs of $424,000 on the $127.2 million debt that was refinanced with a $160.0 million debt and incurred $802,000 of prepayment penalties on the payoff of another loan.

Unrealized (Loss) Gain on Derivatives. We recorded an unrealized loss of $31.8 million in 2009 and an unrealized gain of $79.6 million in 2008 on our interest rate derivatives. The decrease was primarily a result of the movements in the LIBOR forward curve used in determining the fair values during 2009.

Income Tax Expense. Income tax expense for continuing operations was $1.5 million and $439,000 for 2009 and 2008, respectively. The increase in 2009 was primarily due to providing for income taxes on one of our TRS subsidiaries that began to generate taxable income in 2009 and not being able to record any tax benefits from TRS subsidiaries’ net operating loss carrybacks as was done in 2008. The increase in 2009 was also due to an increase in the Texas Margin Tax resulting from a larger portion of revenues attributable to operations in Texas.

Income (Loss) from Discontinued Operations. Loss from discontinued operations was $100.4 million for 2009 and income from discontinued operations was $46.5 million for 2008. Included in income (loss) from discontinued operations for 2009 were impairment charges of $10.9 million and $59.3 million related to the Hyatt Regency Dearborn property and the Westin O’Hare property, respectively. The 2009 results also included a loss of $2.9 million from deconsolidation of the Hyatt Regency Dearborn hotel property. For 2008, income from discontinued operations included gains on sales of $48.5 million. Operating results of discontinued operations also reflected interest and related debt expense of $14.1 million and $15.8 million for 2009 and 2008, respectively. In addition, unamortized loan costs of $552,000 were written off in 2009 when the related mortgage debt was refinanced. In 2008 unamortized loan costs of $1.8 million were written off in 2008 when the related debt was repaid upon the sale of the hotel properties collateralizing that debt. The 2008 results also reflect a $2.1 million write-off of loan premiums upon the sale of related hotel property.

Loss (Income) from Consolidated Joint Ventures Attributable to Noncontrolling Interests. During 2009 and 2008, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $765,000 and an income of $1.4 million, respectively.

Net Loss (Income) Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net loss allocated to the noncontrolling interests and distributions paid to these limited partners were $37.7 million for 2009. For 2008, income and distributions allocated to the limited partners was $15.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

During 2010, we did not maintain any off-balance sheet arrangements and do not currently anticipate any such arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases with regard to our continuing operations, each as of December 31, 2010 (in thousands):

	Payments Due by Period
	< 1 Year	2-3 Years	4-5 Years	> 5 Years	Total

Contractual obligations excluding extension options:
Long-term debt obligations	$511,196	$200,112	$553,105	$1,253,751	$2,518,164
Capital lease obligations	36	—	—	—	36
Operating lease obligations	4,431	6,794	5,943	111,913	129,081
Estimated interest obligations (1)	128,224	237,574	211,756	105,101	682,655

Total contractual obligations	$643,887	$444,480	$770,804	$1,470,765	$3,329,936

Contractual obligations including extension options (2):
Long-term debt obligations	$343,994	$367,314	$553,105	$1,253,751	$2,518,164
Capital lease obligations	36	—	—	—	36
Operating lease obligations	4,431	6,794	5,943	111,913	129,081
Estimated interest obligations (1)	130,318	238,719	211,756	105,101	685,894

Total contractual obligations	$478,779	$612,827	$770,804	$1,470,765	$3,333,175

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2010.
(2)	Extensions exclude options subject to debt service coverage tests.

In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2012 through 2032. See Note 11 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fully described in Note 2 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

Management Agreements – In connection with our acquisitions of Marriott Crystal Gateway hotel in Arlington, Virginia, on July 13, 2006 and the 51-hotel CNL portfolio on April 11, 2007, we assumed certain existing management agreements. Based on our review of these management agreements, we concluded that the terms of certain management agreements are more favorable to the respective managers than typical current market management agreements. As a result, we recorded unfavorable contract liabilities related to these management agreements of $23.4 million as of the respective acquisition dates based on the present value of expected cash outflows over the initial terms of the related agreements. Such unfavorable contract liabilities are being amortized as non-cash reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, our analysis involves considerable management judgment and assumptions.

Income Taxes – At December 31, 2010, we had a valuation allowance of approximately $65.2 million which substantially offsets our gross deferred tax asset. As a result of Ashford TRS losses in 2010, 2009 and 2008, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our gross deferred tax asset will not be realized, and therefore, have provided a valuation allowance to substantially reserve the balance. At December 31, 2010, Ashford TRS has net operating loss carryforwards for federal income tax purposes of approximately $114.6 million, which are available to offset future taxable income, if any, through 2030. The analysis utilized in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2007 through 2010 remain subject to potential examination by certain federal and state taxing authorities. Income tax examinations of two of our TRS subsidiaries are currently in process; see Note 11 of Notes to Consolidated Financial Statements included in Item 8. We believe that the results of the completion of these examinations will not have a material adverse effect on our financial condition.

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

Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. During 2010 and 2009, we recorded impairment charges of $75.6 million and $70.2 million on hotel properties, respectively. Of these impairment charges, $35.7 million and $70.2 million for 2010 and 2009, respectively, are included in the operating results of discontinued operations. See the detailed discussion in Notes 3 and 15 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Depreciation and Amortization Expense – Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 7.5 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures, and equipment. While we believe our estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.

Assets Held For Sale and Discontinued Operations – We classify assets as held for sale when management has obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property when it becomes subject to the control of a government, court, administrator or regulator and we effectively lose control of the property/subsidiary. When deconsolidating a property/subsidiary, we recognize a gain or loss in net income measured as the difference between the fair value of any consideration received and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from the our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.

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

Impairment of Notes Receivable – We review notes receivable for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. During 2010 and 2009, we recorded a valuation allowance of $6.5 million and $148.7 million, net of subsequent valuation adjustments, for our mezzanine loan portfolio. See Notes 4 and 15 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Investments in Unconsolidated Joint Ventures – Investments in joint ventures in which we have ownership interests ranging from 14.4% to 50% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income. The equity accounting method is employed due to the fact that we do not have control or power to direct the activities of the joint venture, nor do we have the obligation to absorb the loss of the joint venture or the rights to the joint venture’s residual returns. We review the investment in our unconsolidated joint venture for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. The investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint venture.

The borrowers of the mezzanine loan tranches 4 and 6 held in our joint venture with PREI related to the JER/Highland Hospitality portfolio stopped making debt service payments in August 2010 and we are currently negotiating a restructuring with their equity holders, senior secured lenders and senior mezzanine lenders. Due to our junior participation status, it is expected the tranche 6 mezzanine loan will be completely extinguished in the restructuring. As a result, we recorded a valuation allowance of $21.6 million for the entire carrying value of our investment in the joint venture on December 31, 2010. We did not record a valuation allowance for the tranche 4 mezzanine loan as the restructuring could result in a conversion of the mezzanine loan into equity with us investing an additional amount.

Derivative Financial Instruments and Hedges – We primarily use interest rate derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate swaps (or reverse swaps) involve the exchange of fixed-rate payments for variable-rate payments (or vice versa) over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate of the cap and result in us receiving interest payments when actual rates exceed the cap strike. For interest rate floors, we pay our counterparty interest when the variable interest rate index is below the strike rate. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike Y, the sold floor offsets the purchased floor. The interest rate corridor involves purchasing an interest rate cap at strike rate X and selling an interest rate cap with a higher strike rate Y. The purchaser of the corridor is paid when the underlying interest rate index resets above the strike rate X during the term of the corridor. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the strike rate Y. There is no additional liability to us other than the purchase price associated with the flooridor and corridor.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2010, FASB issued an accounting standard update to require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The new disclosures are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will adopt the new disclosure requirements when a business combination occurs and do not expect the adoption will have an impact on our financial position and results of operations.

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

The following table reconciles net (loss) income to EBITDA (in thousands) (unaudited):

	Year Ended December 31,
	2010	2009	2008

Net (loss) income	$(61,792)	$(288,660)	$145,671
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	1,683	765	(1,444)
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	8,369	37,653	(15,033)

Net (loss) income attributable to the Company	(51,740)	(250,242)	129,194
Depreciation and amortization	141,547	153,907	172,262
Interest expense and amortization of loan costs	147,233	145,171	157,274
Income tax (benefit) expense	(132)	1,565	1,093
Net (loss) income attributable to redeemable noncontrolling interests in operating partnership	(8,369)	(37,653)	15,033
Interest income	(273)	(289)	(2,020)

EBITDA (1)	$228,266	$12,459	$472,836

(1)	EBITDA is not adjusted for income received from interest rate derivatives because the related derivatives are not designated as hedges under ASC 815 and therefore, this income is reported as other income instead of a reduction of interest expense in accordance with GAAP.

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

The following table reconciles net (loss) income to FFO (in thousands) (unaudited):

	Year Ended December 31,
	2010	2009	2008

Net (loss) income	$(61,792)	$(288,660)	$145,671
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	1,683	765	(1,444)
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	8,369	37,653	(15,033)
Preferred dividends	(21,194)	(19,322)	(26,642)

Net (loss) income available to common shareholders	(72,934)	(269,564)	102,552
Depreciation and amortization on real estate	141,285	153,621	171,791
Gain (loss) on sale/disposition of properties/note receivable	(55,931)	511	(48,514)
Gain on insurance settlement	—	(1,329)	—
Net (loss) income attributable to redeemable noncontrolling interests in operating partnership	(8,369)	(37,653)	15,033

FFO	$4,051	$(154,414)	$240,862

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments, our derivatives portfolio and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

At December 31, 2010, the total indebtedness of $2.5 billion of our continuing operations included $662.5 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2010 would be approximately $1.6 million per year. Interest rate changes will have no impact on the remaining $1.9 billion of fixed rate debt.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2010, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. The changes in the fair market values of these transactions are noncash items and recorded in earnings. Based on the LIBOR rates in effect on December 31, 2010, the interest rate derivatives we entered into since 2008 have resulted in cash income of approximately $62.9 million for 2010 and expect to result in income of approximately $70.4 million for 2011.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Ashford Hospitality Trust, Inc.

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also include the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ashford Hospitality Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 4, 2011

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2010	2009

Assets
Investments in hotel properties, net	$3,023,736	$3,383,759
Cash and cash equivalents	217,690	165,168
Restricted cash	67,666	77,566
Accounts receivable, net of allowance of $298 and $492, respectively	27,493	31,503
Inventories	2,909	2,975
Notes receivable, net of allowance of $16,875 and $148,679, respectively	20,870	55,655
Investment in unconsolidated joint venture	15,000	20,736
Assets held for sale	144,511	—
Deferred costs, net	17,519	20,960
Prepaid expenses	12,727	13,234
Interest rate derivatives	106,867	94,645
Other assets	7,502	3,471
Intangible asset, net	2,899	2,988
Due from third-party hotel managers	49,135	41,838

Total assets	$3,716,524	$3,914,498

Liabilities and Equity
Liabilities:
Indebtedness of continuing operations	$2,518,164	$2,772,396
Indebtedness of assets held for sale	50,619	—
Capital leases payable	36	83
Accounts payable and accrued expenses	79,248	91,387
Dividends payable	7,281	5,566
Unfavorable management contract liabilities	16,058	18,504
Due to related party	2,400	1,009
Due to third-party hotel managers	1,870	1,563
Other liabilities	4,627	7,932
Other liabilities of assets held for sale	2,995	—

Total liabilities	2,683,298	2,898,440

Commitments and contingencies (Note 11)

Series B-1 cumulative convertible redeemable preferred stock, $0.01 par value, 7,247,865 shares and 7,447,865 shares issued and outstanding at December 31, 2010 and 2009	72,986	75,000
Redeemable noncontrolling interests in operating partnership	126,722	85,167

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized – Series A cumulative preferred stock, 1,487,900 shares issued and outstanding	15	15
Series D cumulative preferred stock, 8,966,797 and 5,666,797 shares issued and outstanding at December 31, 2010 and 2009	90	57
Common stock, $0.01 par value, 200,000,000 shares authorized, 123,403,896 shares and 122,748,859 shares issued at December 31, 2010 and 2009; 58,999,324 shares and 57,596,878 shares outstanding at December 31, 2010 and 2009	1,234	1,227
Additional paid-in capital	1,552,657	1,436,009
Accumulated other comprehensive loss	(550)	(897)
Accumulated deficit	(543,788)	(412,011)
Treasury stock, at cost, 64,404,569 and 65,151,981 shares at December 31, 2010 and 2009	(192,850)	(186,424)

Total shareholders’ equity of the Company	816,808	837,976
Noncontrolling interests in consolidated joint ventures	16,710	17,915

Total equity	833,518	855,891

Total liabilities and equity	$3,716,524	$3,914,498

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenue
Rooms	$643,694	$629,298	$761,838
Food and beverage	151,105	152,366	190,650
Rental income from operating leases	5,436	5,650	6,218
Other	39,327	41,676	46,560

Total hotel revenue	839,562	828,990	1,005,266
Interest income from notes receivable	1,378	10,876	24,050
Asset management fees and other	425	726	2,013

Total revenue	841,365	840,592	1,031,329

Expenses
Hotel operating expenses:
Rooms	148,854	143,024	163,232
Food and beverage	105,229	106,909	132,277
Other expenses	267,126	267,909	308,850
Management fees	35,051	34,327	41,550

Total hotel expenses	556,260	552,169	645,909
Property taxes, insurance and other	49,623	53,386	52,465
Depreciation and amortization	133,435	139,385	149,022
Impairment charges	46,404	148,679	—
Gain on insurance settlement	—	(1,329)	—
Transaction acquisition and contract termination costs	7,001	—	—
Corporate general and administrative	30,619	29,951	28,702

Total expenses	823,342	922,241	876,098

Operating income (loss)	18,023	(81,649)	155,231
Equity (loss) earnings in unconsolidated joint venture	(20,265)	2,486	(2,205)
Interest income	283	297	2,062
Other income	62,826	56,556	10,153
Interest expense and amortization of loan costs	(140,609)	(132,997)	(144,068)
Write-off of premiums, loan costs and exit fees	(3,893)	371	(1,226)
Unrealized gain (loss) on derivatives	12,284	(31,782)	79,620

(Loss) income from continuing operations before income taxes	(71,351)	(186,718)	99,567
Income tax benefit (expense)	155	(1,508)	(439)

(Loss) income from continuing operations	(71,196)	(188,226)	99,128
Income (loss) from discontinued operations	9,404	(100,434)	46,543

Net (loss) income	(61,792)	(288,660)	145,671
Loss (income) from consolidated joint ventures attributable to noncontrolling interests	1,683	765	(1,444)
Net loss (income) attributable to redeemable noncontrolling interests in operating partnership	8,369	37,653	(15,033)

Net (loss) income attributable to the Company	(51,740)	(250,242)	129,194
Preferred dividends	(21,194)	(19,322)	(26,642)

Net (loss) income available to common shareholders	$(72,934)	$(269,564)	$102,552

(Loss) income per share – basic and diluted:
(Loss) income from continuing operations attributable to common shareholders	$(1.59)	$(2.66)	$0.54
Income (loss) from discontinued operations attributable to common shareholders	0.16	(1.27)	0.37

Net (loss) income attributable to common shareholders	$(1.43)	$(3.93)	$0.91

Weighted average common shares outstanding – basic and diluted	51,159	68,597	111,295

Dividends declared per common share	$—	$—	$0.63

Amounts attributable to common shareholders:
(Loss) income from continuing operations, net of tax	$(60,066)	$(163,432)	$87,205
Income (loss) from discontinued operations, net of tax	8,326	(86,810)	41,989
Preferred dividends	(21,194)	(19,322)	(26,642)

Net (loss) income attributable to common shareholders	$(72,934)	$(269,564)	$102,552

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Net (loss) income	$(61,792)	$(288,660)	$145,671

Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(136)	(235)	(952)
Reclassification to interest expense	632	206	58
Foreign currency translation adjustments	—	—	(126)

Total other comprehensive income (loss)	496	(29)	(1,020)

Total comprehensive (loss) income	(61,296)	(288,689)	144,651
Less: Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	1,590	749	(1,226)
Less: Comprehensive loss (income) attributable to redeemable noncontrolling interests in operating partnership	8,313	37,661	(15,033)

Comprehensive (loss) income attributable to the Company	$(51,393)	$(250,279)	$128,392

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

														Redeemable
									Accumulated			Noncontrolling		Noncontrolling
	Preferred Stock						Additional		Other			Interests in		Interests in
	Series A		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated		Operating
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Income/(Loss)	Shares	Amounts	Joint Ventures	Total	Partnership

Balance at January 31, 2008	2,300	$23	8,000	$80	122,766	$1,228	$1,455,917	$(153,664)	$(115)	(2,390)	$(18,466)	$19,036	$1,304,039	$101,031
Purchases of preferred stock	(115)	(1)	(1,606)	(16)	—	—	(9,872)	—	—	—	—	—	(9,889)	—
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	(34,028)	(96,951)	—	(96,951)	—
Issuance of restricted shares/units under stock/unit-based compensation	—	—	—	—	—	—	(1,651)	—	—	214	1,742	—	91	53
Stock/unit-based compensation expense	—	—	—	—	—	—	5,761	—	—	—	—	—	5,761	981
Forfeiture of restricted shares	—	—	—	—	(17)	(1)	1	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	(10)	—	—	10	77	—	67	(67)
Adjustments to noncontrolling interest balances assumed at acquisition	—	—	—	—	—	—	—	—	—	—	—	395	395	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	52	52	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(1,354)	(1,354)	(9,562)
Net income	—	—	—	—	—	—	—	129,194	—	—	—	1,444	130,638	15,033
Dividends declared – common shares	—	—	—	—	—	—	—	(73,670)	—	—	—	—	(73,670)	—
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	(4,855)	—	—	—	—	(4,855)	—
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	(5,735)	—	—	—	—	(5,735)	—
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	(16,052)	—	—	—	—	(16,052)	—
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	—	(734)	—	—	(218)	(952)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	58	—	—	—	58	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(126)	—	—	—	(126)	—
Adjustment resulting from sale of property	—	—	—	—	—	—	—	—	57	—	—	—	57	—

Balance at December 31, 2008	2,185	22	6,394	64	122,749	1,227	1,450,146	(124,782)	(860)	(36,194)	(113,598)	19,355	1,231,574	107,469
Purchases of preferred stock	(697)	(7)	(727)	(7)	—	—	(10,642)	—	—	—	—	—	(10,656)	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	(30,058)	(81,329)	—	(81,329)	—
Issuance of restricted shares under stock-based compensation	—	—	—	—	—	—	(8,426)	—	—	1,100	8,503	—	77	—
Stock/unit-based compensation expense	—	—	—	—	—	—	3,977	—	—	—	—	—	3,977	983
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	281	281	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(972)	(972)	(2,827)
Net loss	—	—	—	—	—	—	—	(250,242)	—	—	—	(765)	(251,007)	(37,653)
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	(3,180)	—	—	—	—	(3,180)	—
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	(4,171)	—	—	—	—	(4,171)	—
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	(11,971)	—	—	—	—	(11,971)	—
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	—	(202)	—	—	—	(202)	(33)
Reclassification to interest expense	—	—	—	—	—	—	—	—	165	—	—	16	181	25
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	(381)
Deferred compensation to be settled in shares	—	—	—	—	—	—	954	—	—	—	—	—	954	—
Adjustment to reflect redemption value of operating units	—	—	—	—	—	—	—	(17,665)	—	—	—	—	(17,665)	17,584

Balance at December 31, 2009	1,488	15	5,667	57	122,749	1,227	1,436,009	(412,011)	(897)	(65,152)	(186,424)	17,915	855,891	85,167
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	(7,158)	(45,087)	—	(45,087)	—
Reissuance of treasury stock	—	—	—	—	—	—	34,478	—	—	7,500	35,572	—	70,050	—
Issuance of Series D preferred stock	—	—	3,300	33	—	—	72,151	—	—	—	—	—	72,184	—
Issuance of restricted shares/units under stock/unit-based compensation	—	—	—	—	—	—	(3,536)	—	—	469	3,536	—	—	54
Stock/unit based compensation expense	—	—	—	—	—	—	4,129	—	—	—	—	—	4,129	2,909
Forfeiture of restricted shares	—	—	—	—	—	—	146	—	—	(63)	(447)	—	(301)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	1,033	1,033	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(648)	(648)	(2,942)
Net loss	—	—	—	—	—	—	—	(51,740)	—	—	—	(1,683)	(53,423)	(8,369)
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	(3,180)	—	—	—	—	(3,180)	—
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	(4,143)	—	—	—	—	(4,143)	—
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	(13,871)	—	—	—	—	(13,871)	—
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	—	(101)	—	—	(14)	(115)	(21)
Reclassification to interest expense	—	—	—	—	—	—	—	—	448	—	—	107	555	77
Conversion of Series B-1 preferred stock	—	—	—	—	200	2	2,012	—	—	—	—	—	2,014	—
Redemption/conversion of operating partnership units	—	—	—	—	455	5	3,677	(212)	—	—	—	—	3,470	(8,784)
Deferred compensation to be settled in shares	—	—	—	—	—	—	3,591	—	—	—	—	—	3,591	—
Adjustment to reflect redemption value of operating units	—	—	—	—	—	—	—	(58,631)	—	—	—	—	(58,631)	58,631

Balance at December 31, 2010	1,488	$15	8,967	$90	123,404	$1,234	$1,552,657	$(543,788)	$(550)	(64,404)	$(192,850)	$16,710	$833,518	$126,722

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash Flows from Operating Activities
Net (loss) income	$(61,792)	$(288,660)	$145,671
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization	145,326	157,107	174,365
Impairment charges	82,054	218,877	—
Equity loss (earnings) in unconsolidated joint venture	20,265	(2,486)	2,205
Distributions of earnings from unconsolidated joint venture	492	873	1,800
Income from derivatives	(62,906)	(52,282)	(10,352)
(Gain) loss on sale of properties/notes receivable, net	(55,905)	511	(48,514)
Gain on insurance settlement	—	(1,329)	—
Amortization of loan costs, write-off of loan costs, premiums and exit fees, net	9,731	7,881	7,650
Amortization discounts and deferred costs and income on notes receivable, net	—	(3,129)	(9,051)
Unrealized loss (gain) on derivatives	(12,284)	31,782	(79,620)
Stock/unit-based compensation	7,067	5,037	6,834
Changes in operating assets and liabilities –
Restricted cash	9,900	(7,806)	(16,934)
Accounts receivable and inventories	3,065	(4,677)	13,607
Prepaid expenses and other assets	(4,167)	1,084	6,570
Accounts payable and accrued expenses	8,922	1,784	(39,327)
Due to/from related parties	1,370	(1,369)	(337)
Due to/from third-party hotel managers	(6,606)	4,280	(6,378)
Other liabilities	(1,885)	(1,864)	(3,194)

Net cash provided by operating activities	82,647	65,614	144,995

Cash Flows from Investing Activities
Acquisitions/originations of notes receivable	—	—	(138,039)
Proceeds from sale/payments of notes receivable	28,284	13,355	23,165
Investment in unconsolidated joint venture	(15,000)	—	(17,877)
Cash released at disposition of hotel properties	(3,458)	(3,494)	—
Improvements and additions to hotel properties	(62,205)	(69,176)	(127,293)
Net proceeds from sale of assets/properties	4,903	858	428,499
Proceeds from property insurance	—	13,703	—

Net cash (used in) provided by investing activities	(47,476)	(44,754)	168,455

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	259,000	208,800	833,400
Repayments of indebtedness and capital leases	(365,702)	(196,772)	(741,634)
Payments of loan costs and prepayment penalties	(7,080)	(5,903)	(7,845)
Payments of dividends	(24,008)	(22,867)	(138,620)
Purchases of treasury stock	(45,087)	(81,327)	(96,920)
Purchase of preferred stock	—	(10,656)	(9,889)
Payments for derivatives	(75)	(38,058)	(9,914)
Cash income from derivatives	62,212	50,928	8,599
Proceeds from preferred stock offering	72,208
Proceeds from common stock offering	70,443	—	—
Contributions from noncontrolling interests in consolidated joint ventures	1,033	—	—
Distributions to noncontrolling interests in joint ventures	(333)	(972)	(1,354)
Redemption of operating partnership units and other	(5,260)	(462)	53

Net cash provided by (used in) financing activities	17,351	(97,289)	(164,124)

Net change in cash and cash equivalents	52,522	(76,429)	149,326
Cash and cash equivalents at beginning of year	165,168	241,597	92,271

Cash and cash equivalents at end of year	$217,690	$165,168	$241,597

Supplemental Cash Flow Information
Interest paid	$142,998	$137,252	$160,255
Income taxes paid	$1,424	$651	$276
Supplemental Disclosure of Investing and Financing Activities
Accrued interest added to principal of indebtedness	$4,042	$—	$—
Assets transferred to receivership/lender	$54,625	$36,177	$—
Liabilities transferred to receivership/lender	$110,837	$33,290	$—
Note receivable contributed to unconsolidated joint venture	$—	$—	$5,230

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

1.	Organization and Description of Business

Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford”), is a self-advised real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity, and debt. We commenced operations in August 2003 with the acquisition of six hotels (the “Initial Properties”) in connection with our initial public offering. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford, serves as the sole general partner of our operating partnership. In this report, the terms “the Company,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.

As of December 31, 2010, we owned 94 hotel properties directly and six hotel properties through majority-owned investments in joint ventures, which represents 21,734 total rooms, or 21,392 net rooms excluding those attributable to joint venture partners. All of these hotel properties are located in the United States. At December 31, 2010, 97 of the 100 hotels were included in our continuing operations. At December 31, 2010, we also wholly owned mezzanine or first-mortgage loan receivables with a carrying value of $20.9 million and had ownership interests in two joint ventures that own mezzanine loans.

For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2010, 99 of our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of December 31, 2010, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.

Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of December 31, 2010, Remington Lodging managed 46 of our 100 hotel properties, while third-party management companies managed the remaining 54 hotel properties.

2.	Significant Accounting Policies

Basis of Presentation – The accompanying consolidated financial statements include the accounts of Ashford, its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.

Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects 12 weeks of operations for each of the first three quarters of the year and 16 weeks for the fourth quarter of the year. For 2008, Marriott-managed hotels reflected 17 weeks of operations for the fourth quarter. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2010, 2009 and 2008 ended December 31, 2010, January 1, 2010 and January 2, 2009, respectively.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.

Restricted Cash – Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.

Accounts Receivable – Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. We generally do not require collateral. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Inventories – Inventories, which primarily consist of food, beverages, and gift store merchandise, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Investments in Hotel Properties – Hotel properties are generally stated at cost. However, the six hotel properties contributed upon Ashford’s formation (the “Initial Properties”) in 2003, are stated at the predecessor’s historical cost, net of impairment charges, if any, plus a noncontrolling interest partial step-up related to the acquisition of noncontrolling interests from third parties associated with four of the Initial Properties. For hotel properties owned through our majority-owned joint ventures, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the joint ventures. All improvements and additions which extend the useful life of the hotel properties are capitalized.

Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. During 2010 and 2009, we recorded impairment charges of $75.6 million and $70.2 million on hotel properties, respectively. Of these impairment charges, $35.7 million and $70.2 million for 2010 and 2009, respectively, are included in the operating results of discontinued operations. See the detailed discussion in Notes 3, 6 and 15.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. During 2010 and 2009, we recorded a valuation allowance of $6.5 million and $148.7 million, net of subsequent valuation adjustments, for our mezzanine loan portfolio. See Notes 4 and 15.

Investments in Unconsolidated Joint Ventures – Investments in joint ventures in which we have ownership interests ranging from 14.4% to 50% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income. The equity accounting method is employed due to the fact that we do not control the joint venture and are not the primary beneficiary of the joint venture pursuant to the applicable authoritative accounting guidance. We review the investment in our unconsolidated joint venture for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. The investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint venture. In 2010, we recorded a valuation allowance of $21.6 million to fully reserve our investment in a joint venture that holds mezzanine loans. See Note 5.

Assets Held for Sale and Discontinued Operations – We classify assets as held for sale when management has obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property when it becomes subject to the control of a government, court, administrator or regulator and we effectively lose control of the property/subsidiary. When deconsolidating a property/subsidiary, we recognize a gain or loss in net income measured as the difference between the fair value of any consideration received and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.

Deferred Costs, net – Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements.

Due to/from Affiliates – Due to/from affiliates represents current receivables and payables resulting from transactions related to hotel management and project management with affiliated entities. Due from affiliates results primarily from advances of shared costs incurred. Due to affiliates results primarily from hotel management and project management fees incurred. Both due to and due from affiliates are generally settled within a period not exceeding one year.

Due to/from Third-Party Hotel Managers – Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, capital improvements, insurance, real estate taxes, and other items.

Unfavorable Management Contract Liabilities – Certain management agreements assumed in the acquisition of a hotel in 2006 and the CNL acquisition in 2007 have terms that are more favorable to the respective managers than typical market management agreements at the acquisition dates. As a result, we recorded unfavorable contract liabilities related to those management agreements totaling $23.4 million based on the present value of expected

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash outflows over the initial terms of the related agreements. The unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, our analysis involves considerable management judgment and assumptions.

Noncontrolling Interests – The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus distributions paid to these limited partners’ Class B unit holdings. The redeemable noncontrolling interests in our operating partnership is classified in the mezzanine section of the consolidated balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because the redemption feature requires the delivery of cash or registered shares. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value.

The noncontrolling interests in consolidated joint ventures represent ownership interests ranging from 11% to 25% of six hotel properties held by three joint ventures, and are reported in equity in the consolidated balance sheets.

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

Guarantees – Upon acquisition of the 51-hotel CNL portfolio on April 11, 2007, we assumed certain guarantees, which represent funds provided by third-party hotel managers to guarantee minimum returns for certain hotel properties. As we are obligated to repay such amounts through increased incentive management fees through cash reimbursements, such guarantees are recorded as other liabilities. As of December 31, 2010 and 2009, these liabilities totaled $344,000.

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

Other Expenses – Other expenses include telephone charges, guest laundry, valet parking, and hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.

Advertising Costs – Advertising costs are charged to expense as incurred. For the years ended December 31, 2010, 2009 and 2008, our continuing operations incurred advertising costs of $2.4 million, $2.9 million and $4.0 million, respectively. Advertising costs related to continuing operations are included in “Other expenses” in the accompanying consolidated statement of operations.

Stock/Unit-Based Compensation – Stock/unit-based compensation is accounted for at the fair value based on the market price of the shares at the date of grant in accordance with applicable authoritative accounting guidance.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/units.

Depreciation and Amortization – Owned hotel properties are depreciated over the estimated useful life of the assets and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and three to five years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.

Income Taxes – As a REIT, we generally will not be subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2007 through 2010 remain subject to potential examination by certain federal and state taxing authorities. Income tax examinations of two of our TRS subsidiaries are currently in process. We believe that the results of the completion of these examinations will not have a material adverse effect on our financial condition.

Derivative Instruments and Hedging – We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate swaps (or reverse swaps) involve the exchange of fixed-rate payments for variable-rate payments (or vice versa) over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For interest rate floors, we pay our counterparty interest when the variable interest rate index is below the strike rate. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike Y, the sold floor offsets the purchased floor. The interest rate corridor involves purchasing of an interest rate cap at one strike rate X and selling an interest rate cap with a higher strike rate Y. The purchaser of the corridor is paid when the underlying interest rate index resets above the strike rate X during the term of the corridor. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the strike rate Y. There is no liability to us other than the purchase price associated with the flooridor and corridor.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income (Loss) Per Share – Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share under the two-class method.

Reclassifications – Certain amounts in the consolidated financial statements for the years ended December 31, 2009 and 2008 have been reclassified for discontinued operations. These reclassifications have no effect on the results of operations or financial position previously reported.

Recently Adopted Accounting Standards – In June 2009, FASB issued authoritative accounting guidance to redefine the characteristics of the primary beneficiary to be identified when an enterprise performs an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. This accounting guidance became effective at the beginning of the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed and ongoing reassessments of whether it is the primary beneficiary of a VIE. It also amends certain previous guidance for determining whether an entity is a VIE and eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. As of January 1, 2010, we adopted this new guidance and the adoption of the new guidance did not have a material effect on our financial condition and results of operations.

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

In July 2010, the FASB issued an accounting standard update to require disclosures about the credit quality of financing receivables and the allowance for losses on a disaggregated basis. The accounting standard update defines two levels of disaggregation: portfolio segment and class of financing receivable. It also requires additional disclosures by class about credit quality indicators and the aging of past due financing receivables at the end of each reporting period, the nature and extent of troubled debt restructurings that occurred during the period, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, and significant purchases and sales of financing receivables disaggregated by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, except for the disclosures about troubled debt restructuring, the effective date of which was deferred in January 2010 until June 15, 2011. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2010. As of December 31, 2010, we have made the required new disclosures under this accounting guidance and the adoption did not result in a material impact on our financial statements.

Recently Issued Accounting Standards – In December 2010, FASB issued an accounting standard update to require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The new disclosures are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will adopt the new disclosure requirements when a business combination occurs and do not expect the adoption will have an impact on our financial position and results of operations.

3.	Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31,
	2010	2009

Land	$488,901	$520,180
Buildings and improvements	2,774,822	3,002,249
Furniture, fixtures and equipment	383,860	394,246
Construction in progress	4,473	10,984

Total cost	3,652,056	3,927,659
Accumulated depreciation	(628,320)	(543,900)

Investment in hotel properties, net	$3,023,736	$3,383,759

For the years ended December 31, 2010, 2009 and 2008, we recognized depreciation expense, including depreciation of assets under capital leases and discontinued hotel properties, of $144.9 million, $156.7 million and $173.6 million, respectively.

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

At December 31, 2010, the Hilton hotel property in Tucson, Arizona had a reasonable probability of being sold in the near future. Based on our assessment of the purchase price obtained from potential buyers, we recorded an impairment charge of $39.9 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Notes Receivable

Notes receivable consisted of the following at December 31, 2010 and December 31, 2009 ($ in thousands):

							Impaired Loans		Impaired Loans
							Average Recorded		Interest Income
			Recognized		Impairment		Investment		Recognized
		Age as of	Investment		Status at		As of		Year Ended
	Accrual	December 31,	December 31,		December 31,		December 31,		December 31,
	Status	2010	2010	2009	2010	2009	2010	2009	2010		2009

Mezzanine loan with unpaid principal balance of $25,688, secured by 105 hotel properties, matures April 2011, at an interest rate of LIBOR plus 5%, with interest-only payments through maturity, net of valuation allowance of $7,800 at December 31, 2010	Performing but non-accrual	Current at December 31, 2010	$17,888	$25,688	Yes	No	$25,088	$—	$	—*	$—
Mezzanine loan with unpaid principal balance of $7,056, secured by one hotel property, matures January 2011, at an interest rate of LIBOR plus 9%, net of valuation allowance of $-0- at December 31, 2010 and 2009	Impaired and settled in 2010	Not applicable	—	7,056	N/A	No	5,877	—		—	—
Mezzanine loan with principal balance of $38,000, secured by one hotel property, matures June 2017, at an interest rate of 9.66%, net of valuation allowance of $9,075 and $10,123 at December 31, 2010 and 2009	Modified	Current at December 31, 2010	2,982	22,955	N/A	Yes	—	30,290		—	3,009
Mezzanine loan with principal balance of $164,000, secured by 681 extended-stay hotel properties, matured June 2009, at an interest rate of LIBOR plus 2.5%, net of valuation allowance of -0- and $109,356 at December 31, 2010 and 2009	Charged-off in 2010	Not applicable	—	—	N/A	Yes	—	50,076		—	4,689
Mezzanine loan with principal balance of $18,200, secured by one hotel property, matured October 2008, at an interest rate of LIBOR plus 9%, net of valuation allowance of $-0- and $18,200 at December 31, 2010 and 2009	Charged-off in 2010	Not applicable	—	—	N/A	Yes	—	10,500		—	—
Mezzanine loan with principal balance of $7,000, secured by one hotel property, matured September 2009, at an interest rate of LIBOR plus 6.5%, net of valuation allowance of $-0- and $7,000 at December 31, 2010 and 2009	Settled and charged-off in 2010	Not applicable	—	—	N/A	Yes	—	3,231		—	245
Mezzanine loan with principal balance of $4,000, secured by one hotel property, matured July 2009, at an interest rate of LIBOR plus 5.75%, net of valuation allowance of $-0- and $4,000 at December 31, 2010 and 2009	Charged-off in 2010	Not applicable	—	—	N/A	Yes	—	1,846		—	60

			20,870	55,699			$30,965	$95,943		$—	$8,003

Deferred income			—	(44)

Net notes receivable			$20,870	$55,655

Weighted average interest rate**			—%	2.4%

*	Interest income of $1.4 million was recognized on this loan for both 2010 and 2009 before it was impaired on December 31, 2010.
**	Due to impairment charges recorded on these mezzanine loans, no interest income is expected to be recorded in the future, therefore, the weighted average interest rate is zero percent.

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

We evaluated the collectability of the mezzanine loan secured by 105 hotel properties maturing in April 2011, and weighted different probabilities of outcome from full payment at maturity to a foreclosure by the senior lender. Based on this analysis, we recorded an impairment charge of $7.8 million on December 31, 2010.

In May 2010, the mezzanine loan with principal balance of $7.0 million secured by the Le Meridien hotel property in Dallas, Texas was settled with a cash payment of $1.1 million. The loan was fully reserved in 2009 as the borrower ceased making debt service payments on the loan. As a result of the settlement, the $1.1 million was recorded as a credit to impairment charges in accordance with authoritative accounting guidance for impaired loans.

Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by the Four Seasons hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. We discontinued recording interest on this note beginning in October 2008. In 2009, we recorded impairment charge to fully reserve this note receivable. In May 2010, the senior mortgage lender foreclosed on the loan. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at December 31, 2010.

In February 2010, the mezzanine loan secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, with a principal amount of $38.0 million and a net carrying value of $23.0 million at December 31, 2009 was restructured. In connection with the restructuring, we received a cash payment of $20.2 million and a $4.0 million note receivable. We recorded a net impairment charge of $10.7 million in 2009 on the original mezzanine loan. The restructured note bears an interest rate of 6.09% and matures in June 2017 with interest only payments through maturity. The note was recorded at its net present value of $3.0 million at restructuring, based on its future cash flows. The interest payments are recorded as reductions of the principal of the note receivable, and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges.

Interest payments since March of 2009 were not made on the $7.1 million junior participation note receivable maturing January 2011 secured by a hotel property in La Jolla, California. In accordance with our accounting policy, we discontinued recording interest and fee income on this note beginning in March 2009. In August 2010, we reached an agreement with the borrower of the $7.1 million junior participation note receivable secured by the hotel property to settle the loan. Pursuant to the settlement agreement, we received total cash payments of $6.2 million in 2010. We recorded a net impairment charge of $836,000 based on the expected cash settlement.

The borrower of the $4.0 million junior participation loan collateralized by the Sheraton hotel property in Dallas, Texas due in July 2009 has been in default since May 11, 2009. Based on a third-party appraisal, it is unlikely that we would be able to recover our full investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable during 2009. In February 2010, we and the senior note holder of the participation note receivable formed Redus JV for the purposes of holding, managing or disposing of the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sheraton hotel property in Dallas, Texas, which collateralized our $4.0 million principal amount junior participating note receivable that matured in July 2009. The note receivable was fully reserved in 2009. We have an 18% subordinated interest in Redus JV. In March 2010, the foreclosure was completed and the estimated fair value of the property was $14.2 million based on a third-party appraisal. Pursuant to the operating agreement of Redus JV, as a junior lien holder of the original participation note receivable, we are only entitled to receive our share of distributions after the original senior note holder has recovered its original investment of $18.4 million and Redus JV intends to sell the hotel property in the next 12 months. It is unlikely that the senior holder will be able to recover its original investment. Therefore, no cash flows were projected from Redus JV for the projected holding period. Under the applicable authoritative accounting guidance, we recorded a zero value for our 18% subordinated interest in Redus JV.

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

In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million principal balance mezzanine loan receivable secured by 681 hotels with initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. This mezzanine loan was originally purchased for $98.4 million. At the time of ESH’s bankruptcy filing, a discount of $11.4 million had been amortized to increase the carrying value of the note to $109.4 million. We anticipated that ESH, through its bankruptcy filing, would attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note. In October 2010, the ESH bankruptcy proceedings were completed and settled with new owners. The full amount of the valuation allowance was charged off in 2010.

5.	Investment in Unconsolidated Joint Ventures

We have an 18% subordinated interest in Redus JV that holds the Sheraton hotel property in Dallas, Texas, and a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, both of which have a zero carrying value. In addition, we have ownership interests in two joint ventures with PREI that invest in mezzanine loans. The investment in the mezzanine loan joint ventures consisted of the following ($ in thousands):

	December 31,
	2010	2009

25% of a mezzanine loan acquired at a discounted price, secured by 28 hotel properties, matured August 2010, at an interest rate of LIBOR plus 2.75%, and with interest-only payments through maturity	$20,997	$20,221
25% of a mezzanine loan at par value, secured by two hotel properties, matures January 2018, at an interest rate of 14%, with interest-only payments through maturity	5,461	5,461
Valuation allowance	(27,051)	(5,461)
A partial interest in a mezzanine loan acquired at a discounted price, secured by 28 hotel properties, matured August 2010, at an interest rate of LIBOR plus 2.00%, and with interest-only payments through maturity	15,000	—
Other, net	129	106
Distributions	(3,165)	(2,673)
Equity income since inception before discounts amortization and impairment charges	3,629	3,082

Total	$15,000	$20,736

In July 2010, as a strategic complement to our existing joint venture with PREI in 2008, we contributed $15 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a tranche 4

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mezzanine loan associated with JER Partner’s 2007 privatization of the JER/Highland Hospitality portfolio. The mezzanine loan is secured by the same 28 hotel properties as our existing joint venture investment in tranche 6 of a mezzanine loan portfolio.

The borrowers of these mezzanine loans stopped making debt service payments in August 2010 and we are currently negotiating a restructuring with their equity holders, senior secured lenders and senior mezzanine lenders. Due to our junior participation status, it is expected the tranche 6 mezzanine loan will be completely extinguished in the restructuring. As a result, we recorded a valuation allowance of $21.6 million for the entire carrying value of our investment in the joint venture on December 31, 2010. We did not record a valuation allowance for the tranche 4 mezzanine loan as the restructuring could result in a conversion of the mezzanine loan into equity with us investing an additional amount.

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

6.	Assets Held for Sale and Discontinued Operations

We have entered into asset sale agreements for the sale of the JW Marriott hotel property in San Francisco, California, the Hilton hotel property in Rye Town, New York, and the Hampton Inn hotel property in Houston, Texas. Based on the selling price, we recorded an impairment charge of $23.6 million on the Hilton Rye Town property in the fourth quarter of 2010 and expect these sales to close in the first quarter of 2011. In February 2011, the sale of the JW Marriott hotel property was completed and we received net cash proceeds of $43.6 million.

In June 2010, we entered into an agreement to sell the Hilton Suites in Auburn Hills, Michigan for $5.1 million, and the sale was completed in September 2010. Based on the sales price, we recorded an impairment charge of $12.1 million for the expected loss in June 2010 on the sale and an additional loss of $283,000 based on net proceeds received at closing. In addition, in September 2010, we completed the consensual transfer of the Westin O’Hare hotel property in Rosemont, Illinois that secured a $101.0 million non-recourse mortgage loan to its lender. The hotel property was deconsolidated from our financial statements and a gain of $56.2 million was recognized upon deconsolidation. An impairment charge of $59.3 million was previously recorded on the Westin O’Hare hotel property in the fourth quarter of 2009 as we wrote down the hotel property to its estimated fair value.

Beginning in June 2009, we ceased making payments on the note payable of $29.1 million secured by the Hyatt Regency Dearborn hotel property, due to the fact that the operating cash flows from the hotel property were not anticipated to cover the principal and interest payments on the note and the related capital expenditures on the property. The lender issued a notice of default and an acceleration notice. We did not cure the notice of default and intended to fully settle the debt via a judicial foreclosure of the hotel property. As a result, we wrote down the hotel property to its estimated fair value and recorded an impairment charge of $10.9 million. In determining the fair value of the property, we obtained a market analysis based on eight recent hotel sales in the Midwest region provided by a third party. Those sales ranged from a low of $33,000 per key to a high of $125,000 per key. We evaluated the analysis and determined that the note payable balance on the Dearborn hotel property of $29.1 million, or $38,000 per key, was within the price range and approximated the fair value of the hotel property. Effective December 3, 2009, a receiver appointed by the State of Michigan circuit court completed taking possession and full control of the hotel property and was authorized to sell the property to settle the indebtedness. As a result, the hotel property and related debt were deconsolidated and a loss of $2.9 million was recognized at deconsolidation.

Beginning in December 2009, we elected to cease making payments on the note payable of $101.0 million secured by the Westin O’Hare hotel property as the operating cash flows from the hotel property were inadequate to cover the debt service payments. As a result, we recorded an impairment charge of $59.3 million to write down the hotel property to its estimated fair value of $50.0 million. The fair value was determined based on market analyses

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performed by third parties. Those analyses employed the discounted cash flow method using forecasted cash flows, including the estimated residual value, discounted at rates that were based on the market yields of the similar hotel class and similar hotel sales. The forecasted cash flows also considered the hotel property’s declining market shares, the decline in advanced bookings, and the sharp RevPAR decline in Chicago O’Hare submarket. It also projected an improved market starting in 2011 and assumed a market recovery leading to an increase in RevPAR of over 70% of the projected holding period. In September 2010, we successfully negotiated a consensual transfer of the underlying hotel property to the lender and the related non-recourse mortgage loan was settled.

The assets of hotel properties under contracts to sell have been reclassified as assets held for sale in the consolidated balance sheet at December 31, 2010. The operating results of all the hotel properties discussed above that are under contracts to sell or were sold, including the related impairment charges, for all periods presented have been reported as discontinued operations in the consolidated statements of operations. For 2009 and 2008, discontinued operations also include the operating results of the Hyatt Dearborn hotel property as a result of a receiver appointed by the State of Michigan circuit court taking possession and full control of the Hyatt Dearborn hotel property which resulted in the hotel property being deconsolidated effective December 3, 2009. In addition to the properties discussed above, discontinued operations for 2008 included 10 hotel properties that were sold in 2008.

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

The following table presents our hotel properties measured at fair value aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at December 31, 2010 and 2009, and related impairment charges recorded (in thousands):

							Impairment
	Level 1	Level 2	Level 3		Total		Charges

2010
Hilton Rye Town	$—	$—	$34,790	(1)	$34,790	(1)	$23,583	(1)
Hilton Auburn Hills	—	—	—		—		12,068	(1)

Total	$—	$—	$34,790		$34,790		$35,651

2009
Hyatt Regency Dearborn	$—	$—	$—		$—		$10,871	(2)
Westin O’Hare	—	—	50,000	(2)	50,000	(2)	59,328	(2)

Total	$—	$—	$50,000		$50,000		$70,199

(1)	The impairment charges were taken in the quarter ended December 31, 2010 and June 30, 2010, for the Hilton Rye Town property and the Hilton Auburn Hills property, respectively, based on their respective anticipated net sales prices of $34.8 million and $5.0 million, respectively.
(2)	The impairment charges were taken in the quarters ended December 31, 2009 and June 30, 2009, for the Westin O’Hare property and the Hyatt Regency Dearborn property, respectively, based on their respective estimated fair value of $50.0 million and $29.1 million, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the operating results of the discontinued operations ($ in thousands):

	Year Ended December 31,
	2010	2009	2008

Results of operations:
Hotel revenues	$72,476	$99,270	$222,466
Hotel operating expenses	(58,153)	(84,798)	(168,367)

Operating income	14,323	14,472	54,099
Property taxes, insurance and other	(4,766)	(9,397)	(14,601)
Depreciation and amortization	(11,891)	(17,722)	(25,344)
Impairment charge	(35,651)	(70,199)	—
Gain (loss) on disposal/sales of properties	55,905	(2,887)	48,514
Interest expense and amortization of loan costs	(8,494)	(14,093)	(15,794)
Write-off of loan costs, premiums and exit fees, net	—	(552)	323

Income (loss) from discontinued operations before income taxes	9,426	(100,378)	47,197
Income tax expense	(22)	(56)	(654)

Income (loss) from discontinued operations	9,404	(100,434)	46,543
Income from consolidated joint ventures attributable to noncontrolling interests	(122)	(25)	(160)
(Income) loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	(956)	13,649	(4,394)

Income (loss) from discontinued operations attributable to the Company	$8,326	$(86,810)	$41,989

At December 31, 2010, assets held for sale had investment in hotel properties of $143.8 million, deferred loan costs and other intangibles of $679,000, indebtedness of $50.6 million and other liabilities of $3.0 million. At December 31, 2009, the hotel properties discontinued in 2010 had investment in hotel properties of $243.3 million, and deferred loan costs of $769,000, indebtedness of $157.8 million and other liabilities of $3.2 million.

7.	Deferred Costs

Deferred costs consist of the following (in thousands):

	December 31,
	2010	2009

Deferred loan costs	$30,770	$32,417
Deferred franchise fees	4,151	4,044

Total costs	34,921	36,461
Accumulated amortization	(17,402)	(15,501)

Deferred costs, net	$17,519	$20,960

8.	Intangible Asset, net

Intangible asset consist of the following (in thousands):

	December 31,
	2010	2009

Costs	$3,233	$3,233
Accumulated amortization	(334)	(245)

Intangible asset, net	$2,899	$2,988

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible asset represents a favorable market-rate lease which relates to the purchase price allocated to a hotel property in the CNL Portfolio and is being amortized over the remaining lease term that expires in 2043.

For the years ended December 31, 2010, 2009 and 2008, amortization expense related to intangibles was $89,000, $89,000 and $67,000, respectively. Estimated future amortization expense is $89,000 for each of the next five years.

9.	Indebtedness

Indebtedness of our continuing operations and the carrying values of related collateral were as follows at December 31, 2010 and 2009 (in thousands):

				December 31, 2010				December 31, 2009
						Book			Book
				Debt		Value of		Debt	Value of
Indebtedness	Collateral	Maturity	Interest Rate	Balance		Collateral		Balance	Collateral

Mortgage loan	1 hotel	January 2011(1)	8.32%	$5,775		$8,222		$5,816	$8,426
Senior credit facility	Notes Receivable	April 2011(2)	LIBOR(3)+ 2.75% to 3.5%(4)	115,000		28,670		250,000	55,655
Mortgage loan	10 hotels	May 2011(2)	LIBOR(3) + 1.65%	167,202		218,133		167,202	225,762
Mortgage loan	5 hotels	December 2011	LIBOR(3) + 1.72%	203,400		233,818		203,400	241,080
Mortgage loan	1 hotel	March 2012(5)	LIBOR(3) + 4%	—		—		60,800	128,290
Mortgage loan	1 hotel	March 2013	Greater of 6.25% or LIBOR(3) + 3.75%	—	*	—	*	52,500	96,807
Mortgage loan	2 hotels	August 2013	LIBOR(3) + 2.75%	150,383		271,907		156,600	268,865
Mortgage loan	1 hotel	December 2014	Greater of 5.5% or LIBOR(3) + 3.5%	19,740		22,198		19,740	64,146
Mortgage loan	8 hotels	December 2014	5.75%	108,940		83,255		110,899	85,172
Mortgage loan	1 hotel	January 2015	7.78%	—	*	—*		4,345	18,565
Mortgage loan	10 hotels	July 2015	5.22%	159,001		172,324		160,490	177,685
Mortgage loan	8 hotels	December 2015	5.70%	100,576		80,794		100,576	83,973
Mortgage loan	5 hotels	December 2015	12.26%	148,013		329,242		141,402	335,331
Mortgage loan	5 hotels	February 2016	5.53%	114,629		126,238		115,645	131,356
Mortgage loan	5 hotels	February 2016	5.53%	95,062		103,595		95,905	107,812
Mortgage loan	5 hotels	February 2016	5.53%	82,345		105,708		83,075	109,306
Mortgage loan	1 hotel	December 2016(6)	5.81%	—		—		101,000	49,978
Mortgage loan	1 hotel	April 2017	5.91%	35,000		96,622	**	35,000	99,799	**
Mortgage loan	5 hotels	April 2017	5.95%	128,251		150,747		128,251	155,706
Mortgage loan	3 hotels	April 2017	5.95%	260,980		289,046		260,980	295,258
Mortgage loan	7 hotels	April 2017	5.95%	115,600		130,498		115,600	133,834
Mortgage loan	5 hotels	April 2017	5.95%	103,906		116,768		103,906	118,563
Mortgage loan	5 hotels	April 2017	5.95%	158,105		169,209		158,105	174,017
Mortgage loan	7 hotels	April 2017	5.95%	126,466		147,141		126,466	150,450
TIF loan	1 hotel	June 2018	12.85%	8,098		— **		7,783	— **
Mortgage loan	1 hotel	November 2020(5)	6.26%	104,901		124,069		—	—
Mortgage loan	1 hotel	April 2034	Greater of 6% or Prime + 1%	6,791		17,670		6,910	17,967

Total				$2,518,164		$3,025,874		$2,772,396	$3,333,803

(1)	We are currently working with the loan servicer for an extension or a restructure of the loan.
(2)	Each of these loans has a one-year extension option remaining as of December 31, 2010. The extension options have been given to the lenders of these loans.
(3)	LIBOR rates were 0.26% and 0.23% at December 31, 2010 and 2009, respectively.
(4)	Based on the debt-to-asset ratio defined in the loan agreement, interest on this debt was at LIBOR + 3% as of December 31, 2010. Unused fee ranges from 0.125% to 0.20% per annum based on the unused amount.
(5)	This loan was refinanced with the mortgage loan maturing November 2020 with a fixed rate of 6.26%.
(6)	The consensual deed-in-lieu of foreclosure of the underlying hotel property was completed in September 2010. See Note 6.
*	These mortgage loans are reported as indebtedness of discontinued operations in the consolidated balance sheet at December 31, 2010.
**	These two mortgage loans are collateralized by the same property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2010, we made net payments of $135.0 million on our senior credit facility with proceeds from the reissuance of 7.5 million shares of our treasury stock, the issuance of 3.3 million shares of our 8.45% Series D Cumulative Preferred Stock and the refinance of a mortgage loan discussed below.

In October 2010, we closed on a $105.0 million refinancing of the Marriott Gateway in Arlington, Virginia. The new loan, which has a 10-year term and fixed interest rate of 6.26%, replaces a $60.8 million loan set to mature in 2012 with an interest rate of LIBOR plus 4.0%. The excess proceeds from the refinancing were used to reduce $40.0 million of the outstanding borrowings on our senior credit facility. In conjunction with the refinance, we incurred prepayment penalties and fees of $3.3 million and wrote off the unamortized loan costs on the refinanced debt of $630,000.

In July 2010, we modified the mortgage loan secured by the JW Marriott hotel property in San Francisco, California, to change the initial maturity date to its full extended maturity of March 2013 in exchange for a principal payment of $5.0 million. This mortgage loan is classified as indebtedness of assets held for sale in the consolidated balance sheet at December 31, 2010 as the hotel property collateralizing this mortgage loan was under a contract to be sold. The sale was completed in February 2011 and the related mortgage loan was repaid at closing along with miscellaneous fees of approximately $476,000.

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

In March 2010, we elected to cease making payments on the $5.8 million mortgage note payable maturing in January 2011, secured by a hotel property in Manchester, Connecticut, because the anticipated operating cash flows from the underlying hotel property had been insufficient to cover the principal and interest payments on the note. As of the date of this report, the loan has been transferred to a special servicer. We are currently working with the special servicer for an extension or restructuring of the mortgage note.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of indebtedness of our continuing operations as of December 31, 2010 for each of the five following years are as follows (in thousands):

		Maturity
	Initial	Including
	Maturity	Extensions

2011	$511,196	$343,994	(1)
2012	28,851	196,053	(1)
2013	171,261	171,261
2014	150,782	150,782
2015	402,323	402,323
Thereafter	1,253,751	1,253,751

Total	$2,518,164	$2,518,164

(1)	Excludes extension options subject to coverage tests.

We are required to maintain certain financial ratios under various debt, preferred equity and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of our subsidiaries listed on Exhibit 21.2 of this filing are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Hospitality Trust, Inc. or our operating partnership, Ashford Hospitality Limited Partnership and the liabilities of such subsidiaries do not constitute the obligations of Ashford Hospitality Trust, Inc. or Ashford Hospitality Limited Partnership. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. At December 31, 2010, we were in compliance with all covenants or other requirements set forth in our debt, preferred equity and derivative agreements as amended.

10.	Derivatives and Hedging Activities

We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our debt as a way to potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. To mitigate the nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The fair values of interest rate caps, floors, flooridors and corridors are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rates of the floors or rise above the strike rates of the caps. The variable interest rates used in the calculation of projected receipts and payments on the swaps, caps, and floors are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (the “Level 2” inputs that are observable at commonly quoted intervals, other than quoted prices). We also incorporate credit valuation adjustments (the “Level 3” inputs that are unobservable and typically based on our own assumptions, as there is little, if any, related market activity) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.

We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2010, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.26% to 1.8% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values assumed an uptrend in nonperformance risk for both of our own and most of our counterparties.

In October 2010, we converted our $1.8 billion interest rate swap into a fixed rate swap of 4.09%, resulting in locked-in annual interest savings of approximately $32 million through March 2013 at no cost to us. Under the previous swap, which we entered into in March 2008 and which expires in March 2013, we received a fixed rate of 5.84% and paid a variable rate of LIBOR plus 2.64%, subject to a LIBOR floor of 1.25%. Under the terms of the new swap transaction, we will continue to receive a fixed rate of 5.84%, but will pay a fixed rate of 4.09%.

During 2009 and 2008, in order to take advantage of the declining LIBOR rates, we entered into various one-year “flooridors” with notional amounts totaling $11.7 billion and maturing dates between December 2010 and December 2011 for a total cost of $40.6 million. Income from these derivatives totaling $28.1 million, $16.7 million and $47,000 was recognized in 2010, 2009 and 2008, respectively.

In addition, during 2010 and 2009, we entered into interest rate caps with total notional amounts of $370.6 million and $506.2 million, respectively, to cap the interest rates on our mortgage loans with strike rates between 4.0% and 6.25%, for total costs of $75,000 and $383,000, respectively. These interest rate caps were designated as cash flow hedges. At December 31, 2010 and 2009, our floating interest rate mortgage loans, including mortgage loans of assets held for sale, with total principal balances of $588.2 million and $660.2 million were capped by interest rate hedges.

In December 2009, we also entered into an interest rate corridor for $13,000, which was designated as a cash flow hedge, with a notional amount of $130.0 million to effectively lower the existing interest rate cap on one of our floating rate mortgage loans for the period between December 2009 and May 2010. Under the corridor, the counterparty would pay us interest on the notional amount when LIBOR rates are above 4.6% up to a maximum of 140 basis points during the term of the corridor.

We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At December 31, 2010, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives related to this agreement was an asset of $69.3 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our non-hedge designated interest rate derivatives and the effects of these derivatives on the consolidated statement of operations are as follows ($ in thousands):

				Fair Value		Gain or (Loss)				Interest Savings or (Cost)
				Assets (Liabilities)		Recognized in Income				Recognized in Income
	Notional			December 31,		Year Ended December 31,				Year Ended December 31,
Derivative Type	Amount	Strike Rate	Maturity	2010	2009	2010	2009		2008	2010	2009	2008

Interest rate cap	$375,036	6.00%	2009	$—	$—	$—	$—		$(4)	$—	$—	$—
Interest rate cap	$35,000	6.25%	2009	—	—	—	—		(2)	—	—	—
Interest rate cap	$52,000	5.75%	Sold	—	—	—	—		3	—	—	—
Interest rate cap	$800,000	3.75%	2009	—	—	—	—		(1,775)	—	—	558
Interest rate cap	$1,000,000	3.75%	2011	—	248	(248)	(510)		(7,262)	—	—	698
Interest rate swap	$1,800,000	Pays LIBOR plus 2.638%, receives 5.84%	2013	95,081	69,462	25,619	(29,744)		95,014	53,453	51,722	9,096
Interest rate swap(1)	$1,475,000	Pays 4.084%, receives LIBOR plus 2.638%	2013	(20,922)	—	(20,922)	—		—	(3,898)	—	—
Interest rate swap	$325,000	Pays 4.114%, receives greater of 3.888% or LIBOR plus 2.638%	2013	124	—	124	—		—	(163)	—	—
Interest rate floor(1)	$1,475,000	Pays up to 1.25%	2013	—	(14,727)	14,727	(661)		(5,946)	(11,354)	(13,191)	(38)
Interest rate floor	$325,000	Pays up to 1.25%	2013	(4,951)	(3,245)	(1,706)	(144)		(3,101)	(3,219)	(2,907)	(9)
Interest rate flooridor	$1,800,000	1.25% — 0.75%	2009	—	—	—	(5,718)		2,738	—	8,408	47
Interest rate flooridor	$2,700,000	2.00% — 1.00%	2009	—	—	—	(6,873)		—	—	6,900	—
Interest rate flooridor	$3,600,000	1.25% — 0.75%	2010	—	14,801	(14,801)	6,351		—	17,300	900	—
Interest rate flooridor	$1,800,000	1.75% — 1.25%	2010	—	7,981	(7,981)	887		—	8,650	450	—
Interest rate flooridor	$1,800,000	2.75% — 0.50%	2011	37,532	19,882	17,650	4,637		—	2,137	—	—

Total				$106,864 (2)	$94,402 (2)	$12,462 (3)	$(31,775	)(3)	$79,665 (3)	$62,906 (4)	$52,282 (4)	$10,352 (4)

(1)	This interest rate floor was terminated and replaced by the 4.084%, $1,475,000 notional amount interest rate swap.
(2)	Reported as “Interest rate derivatives” in the consolidated balance sheets.
(3)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.
(4)	Reported as “Other income” in the consolidated statements of operations.

The fair value of our hedge-designated interest rate derivatives and the effects of these derivatives on the consolidated statement of operations are as follows ($ in thousands):

											Reclassified from			Gain (Loss)
				Fair Value				Income (Loss)			Accumulated OCI into			Recognized in Income
				Asset				Recognized in OCI			Interest Expense			for Ineffective Portion
	Notional	Interest		December 31,				Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Derivative Type	Amount	Rate	Maturity	2010		2009		2010	2009	2008	2010	2009	2008	2010		2009		2008

Interest rate cap	$47,500	7.00%	2008	$—		$—		$—	$—	$3	$—	$—	$3	$—		$—		$—
Interest rate cap	$212,000	6.25%	2009	—		—		—	126	55	—	126	55	—		—		(15)
Interest rate cap	$160,000	5.00%	2010	—		—		278	58	(337)	275	65	—	(4)		—		(9)
Interest rate cap	$160,000	5.00%	2011	—		85		90	9	(533)	151	—	—	(24)		(1)		(21)
Interest rate cap	$55,000	5.00%	2010	—		—		69	13	(82)	69	12	—	—		(4)		—
Interest rate cap	$55,000	5.00%	2011	—		6		15	(36)	—	17	—	—	(4)		(2)		—
Interest rate cap	$167,212	6.00%	2010	—		—		26	(26)	—	26	3	—	—		—		—
Interest rate cap	$167,212	4.75%	2011	—		—		(49)	—	—	4	—	—	—		—		—
Interest rate cap	$60,800	4.81%	2012	2		105		56	(56)	—	13	—	—	(146)		—		—
Interest rate cap	$203,400	4.50%	2010	—		7		54	(54)	—	61	—	—	—		—		—
Interest rate cap	$203,400	6.25%	2011	1		—		(22)	—	—	—	—	—	—		—		—
Interest rate cap	$19,740	4.00%	2012	—		40		(34)	(49)	—	4	—	—	—		—		—
Interest rate corridor	$130,000	4.6% – 6.0%	2010	—		—		13	(13)	—	13	—	—	—		—		—

Total				$3	(1)	$243	(1)	$496	$(28)	$(894)	$633	$206	$58	$(178	)(2)	$(7	)(2)	$(45	)(2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.
(2)	Included in “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the next twelve months, we expect $609,000 of accumulated comprehensive loss will be reclassified to interest expense.

The following table presents our derivative assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which measurements fall (in thousands):

	December 31, 2010			December 31, 2009
	Level 2	Level 3	Total	Level 2	Level 3	Total

Assets
Non-hedge derivatives:
Interest rate swap	$74,283	$—	$74,283	$69,462	$—	$69,462
Interest rate cap	—	—	—	248	—	248
Interest rate flooridor	37,532	—	37,532	42,664	—	42,664
Hedge derivatives:
Interest rate cap	3	—	3	243	—	243

Subtotal	111,818	—	111,818	112,617	—	112,617

Liabilities
Non-hedge derivatives:
Interest rate floor	(4,951)	—	(4,951)	—	(17,972)	(17,972)
Hedge derivatives:
Interest rate cap	—	—	—	—	—	—

Subtotal	(4,951)	—	(4,951)	—	(17,972)	(17,972)

Net	$106,867	$—	$106,867	$112,617	$(17,972)	$94,645

The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Year Ended
	December 31,
	2010	2009

Balance at beginning of period	$(17,972)	$(17,080)
Total unrealized (loss) gain included in earnings	(2,042)	5,589
Total unrealized loss included in other comprehensive income	—	(127)
Total loss reclassified to interest expense	—	(33)
Purchases	—	162
Assets transferred into Level 3 still held at the reporting date(1)	—	73,922
Assets/liabilities transferred out of Level 3 terminated during the year	16,400	—
Assets/liabilities transferred out of Level 3 still held at the reporting date (1)	3,614	(80,405)

Balance at end of period	$—	$(17,972)

(1)	Transferred in/out of Level 3 because the unobservable inputs used to determine the fair value at end of period were more/less than 10% of the total valuation of these derivatives.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Commitments and Contingencies

Restricted Cash – Under certain management and debt agreements existing at December 31, 2010, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.

Franchise Fees – Under franchise agreements existing at December 31, 2010, we pay franchisor royalty fees between 2.5% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2011 to 2031. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

For the years ended December 31, 2010, 2009, and 2008, our continuing operations incurred franchise fees of $24.6 million, $23.7 million, and $28.1 million, respectively, which are included in other expenses in the accompanying consolidated statements of operations.

Management Fees – Under management agreements existing at December 31, 2010, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 8.5% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2012 through 2032, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.

Leases – We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2084, including six ground leases (five of them related to our continuing operations) and one air lease related to our hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 2010, 2009 and 2008, our continuing operations recognized rent expense of $5.1 million, $5.8 million and $5.8 million, respectively, which included contingent rent of $1.2 million, $1.6 million and $1.5 million, respectively. Rent expense related to continuing operations is included in other expenses in the consolidated statements of operations. We also have equipment under a capital lease which expires in 2011 with an interest rate of 6.0% and is included in “Investment in hotel properties” in the accompanying consolidated balance sheets. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

	Operating	Capital
	Leases	Leases

2011	$4,431	$36
2012	3,565	—
2013	3,229	—
2014	2,975	—
2015	2,968	—
Thereafter	111,913	—

Total	$129,081	$36

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2010, we had capital commitments of $13.2 million relating to general capital improvements that are expected to be paid in the next 12 months.

Employment Agreements – Our employment agreements with certain executive officers provide for minimum annual base salaries, other fringe benefits, and non-competition clauses as determined by the Board of Directors. The employment agreements terminated on December 31, 2010, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.

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

Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2007 through 2010 remain subject to potential examination by certain federal and state taxing authorities. In 2010, the Internal Revenue Service (IRS) audited one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. During the year ended December 31, 2010, the IRS issued a notice of proposed adjustment that reduced the amount of rent we charged to the taxable REIT subsidiary. We own a 75% interest in the hotel properties and the taxable REIT subsidiary at issue. We disagree with the IRS’ position and during the fourth quarter of 2010, we filed a written protest with the IRS and requested an IRS Appeals Office conference. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arm’s length terms as required by applicable Treasury regulations. However, if the IRS were to prevail in its proposed adjustment, our taxable REIT subsidiary would owe approximately $1.1 million additional U.S. federal income taxes plus possible additional state income taxes of $68,000, net of federal benefit, or we could be subject to a 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm’s-length rate. We anticipate that the IRS will grant the Appeals conference by the end of the third quarter of 2011. We believe we will prevail in the settlement of the audit and that the settlement will not have a material adverse effect on our financial condition and results of operations. During 2010, the Canadian taxing authorities selected our TRS subsidiary that leased our one Canadian hotel for audit for the tax years ended December 31, 2007, 2008 and 2009. The Canadian hotel was sold in June 2008 and the TRS ceased activity in Canada at that time. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition.

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

Further, in connection with our acquisition of certain properties on March 16, 2005 that were contributed in exchange for units of our operating partnership, we agreed to certain tax indemnities with respect to ten of these properties. If we dispose of these properties or reduce debt on these properties in a transaction that results in a taxable gain to the contributors, we may be obligated to indemnify the contributors or their specified assignees against the tax consequences of the transaction.

In general, tax indemnities equal the federal, state, and local income tax liabilities the contributor or their specified assignee incurs with respect to the gain allocated to the contributor. The contribution agreements’ terms

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of such tax indemnities.

Potential Pension Liabilities – Certain employees at one of our hotel properties are unionized and covered by a multiemployer defined benefit pension plan. At acquisition of the hotel property in 2006, there were no unfunded pension liabilities. Although those workers are not our employees, the hotel manager of that hotel property may in the future de-unionize given their work rules. It is reasonably possible that we may incur additional cost for the unfunded pension liabilities should a de-unionizing occur. At December 31, 2010, we accrued $74,000 for the potential unfunded liabilities.

12.	Series B-1 Preferred Stock

At December 31, 2010 and 2009, we had 7.2 million and 7.4 million, respectively, outstanding shares of Series B-1 cumulative convertible redeemable preferred stock. Series B-1 preferred stock is convertible at any time, at the option of the holder, into our common stock by dividing the preferred stock carrying value by the conversion price then in effect, which is $10.07, subject to certain adjustments, as defined. Series B-1 preferred stock is redeemable for cash at our option at the liquidation preference, which is set at $10.07. In 2010, 200,000 shares of our Series B-1 preferred stock with a carrying value of $2.0 million were converted to common shares, pursuant to the terms of the Series B-1 preferred stock. Series B-1 preferred stock is also redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur. Due to these redemption features that are not under our control, the preferred stock is classified outside of permanent equity. Series B-1 preferred stock holders are entitled to vote, on an as-converted basis voting as a single class together with common stock holders, on all matters to be voted on by our shareholders. Series B-1 preferred stock quarterly dividends are set at the greater of $0.14 per share or the prevailing common stock dividend rate. During 2010, 2009 and 2008, we declared dividends of $4.1 million, $4.2 million and $5.7 million, respectively, to holders of the Series B-1 preferred stock.

The articles governing our Series B-1 preferred stock require us to maintain certain covenants. The impairment charges recorded during the second, third and fourth quarter of 2009, and the second and fourth quarter of 2010 could have prevented us from satisfying one financial ratio. However, the holder of the Series B-1 preferred stock reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second, third and fourth quarters of 2009, and in the second and fourth quarters of 2010 as they impacted the financial ratio calculations for the affected periods. At December 31, 2010, we are in compliance with all covenants required under the articles governing the Series B-1 preferred stock.

13.	Redeemable Noncontrolling Interests

Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to these limited partners with regard to the Class B units. Class B common units have a fixed dividend rate of 6.82% in years one to three and 7.2% thereafter, and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B units, all other outstanding units represent common units. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed for either cash or one share of Ashford’s common stock at Ashford’s discretion, subject to contractual lock-up agreements that prevent holders of Class B common units from redeeming two-thirds of such units before 18 months and one-third of such units before two years from the issuance date of such units. Beginning ten years after issuance, each Class B unit may be converted into a common unit at either party’s discretion.

In 2010 and 2008, we issued 1,086,000 and 1,056,000 LTIP units, respectively, to certain executives and employees as compensation. The 2008 LTIP units vest over four and one-half years and the 2010 LTIP units vest

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over three years. Upon vesting, each LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at Ashford’s election, settled in Ashford’s common stock. As of December 31, 2010, all the LTIP units have reached full economic parity with the common units. These LTIP units had an aggregate value of $14.0 million at the date of grant which is being amortized over the vesting period. Compensation expense of $2.9 million, $983,000 and $981,000 was recognized for 2010, 2009 and 2008 related to the LTIP units granted. The unamortized value of the LTIP units was $9.1 million at December 31, 2010 that will be amortized over a period of 2.2 years. During 2008, we declared cash distributions of $665,000, or $0.21 per unit per quarter for the first three quarters, related to the LTIP units. These distributions were recorded as a reduction of redeemable noncontrolling interests in operating partnership. No distributions were declared for 2009 and 2010.

During 2010, 719,000 operating partnership units with a carrying value of $5.2 million were redeemed for cash at an average price of $7.39 per unit and 455,000 operating partnership units presented for redemption with a carrying value of $3.6 million were converted to common shares at our election.

Redeemable noncontrolling interests in our operating partnership as of December 31, 2010 and December 31, 2009 were $126.7 million and $85.2 million, which represented ownership of 17.5% and 19.9% in our operating partnership, respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2010 and 2009 included adjustments of $72.3 million and $17.6 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For 2010 and 2009, we allocated net loss of $8.4 million and $37.7 million to these redeemable noncontrolling interests, respectively. For 2008, we allocated net income of $15.0 million to these noncontrolling interests.

A summary of the activity of the operating partnership units is as follow (in thousands):

	Year Ended December 31,
	2010	2009	2008

Units outstanding at beginning of year	14,283	14,393	13,347
Units issued	1,086	—	1,056
Units redeemed for cash of $5,314 in 2010 and $464 in 2009	(719)	(110)	—
Units converted to common shares	(455)	—	(10)

Units outstanding at end of year	14,195	14,283	14,393

Units convertible at end of year	12,475	13,227	13,337

14.	Equity

Reissuance of treasury stock – In December 2010, we reissued 7.5 million shares of our treasury stock at a gross price of $9.65 per share and received net proceeds of approximately $70.4 million. In January 2011, an underwriter purchased an additional 300,000 shares of our common shares through the partial exercise of the underwriter’s 1.125 million share over-allotment option and we received net proceeds of $2.8 million. The net proceeds were used to repay a portion of our outstanding borrowings under our senior credit facility.

At December 31, 2010 and 2009, there were 123.4 million and 122.7 million shares of common stock issued, and 59.0 million and 57.6 million shares outstanding, respectively.

Potential Sale of Common Shares – In February 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) that terminates in 2013, and is available to provide us additional liquidity if needed. Pursuant to the SEDA, YA Global has agreed to purchase up to $50.0 million (which may be increased to $65.0 million pursuant to the SEDA) of newly issued shares of our common stock if notified to do so by us in accordance with the SEDA.

In September 2010, we entered into an at-the-market (“ATM”) program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during 2010 pursuant to this program. Proceeds from the ATM program are expected to be used for general corporate purposes, including investments and debt paydown.

Stock Repurchases – In November 2007, our Board of Directors authorized management to purchase up to a total of $50 million of our common shares from time to time on the open market. We completed substantially all of the $50 million repurchase in early September 2008. On September 5, 2008, the Board of Directors authorized the repurchase of an additional $75 million of our common stock that could be purchased under the same share repurchase program. The $75 million authorization was subsequently revised to include repurchases of both common and preferred stock. We completed the additional $75 million repurchase in December 2008. In January 2009, the Board of Directors approved an additional $200 million authorization under the same repurchase plan (excluding fees, commissions and all other ancillary expenses) and expanded the plan to include: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. In February 2010, the Board of Directors expanded the repurchase program further to include the potential repurchase of units of our operating partnership. As of June 2010, we ceased all repurchases under this plan indefinitely. Total shares repurchased on the open market are summarized as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010			2009			2008
	Total	Aggregate	Average	Total	Aggregate	Average	Total	Aggregate	Average
	Number of	Purchase	Price Per	Number of	Purchase	Price Per	Number of	Purchase	Price Per
	Shares	Price	Share	Shares	Price	Share	Shares	Price	Share

Common Stock	7,158	$45,087	$6.30	30,058	$81,329	$2.71	34,023	$96,920	$2.85
Series A Preferred	—	$—	$—	697	$5,338	$7.65	115	700	6.12
Series D Preferred	—	$—	$—	727	$5,318	$7.31	1,606	9,189	5.72

In addition, we acquired 47,403 shares, 374 shares and 5,687 shares of our common stock in 2010, 2009 and 2008, respectively, to satisfy employees’ statutory minimum federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan. Included in the 64.4 million and 65.2 million shares of treasury stock at December 31, 2010 and 2009, 853,000 shares and 295,000 shares were purchased under a deferred compensation plan that will be settled in our shares.

Preferred Stock – In accordance with Ashford’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series A cumulative preferred stock and Series D cumulative preferred stock.

Series A Preferred Stock. At December 31, 2010 and 2009, we had 1.5 million outstanding shares of 8.55% Series A cumulative preferred stock. Series A preferred stock has no maturity date, and we are not required to redeem these shares at any time. Prior to September 22, 2009, Series A preferred stock was not redeemable, except in certain limited circumstances relating to the ownership limitation necessary to preserve our qualification as a REIT. However, on and after September 22, 2009, Series A preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, Series A preferred stock holders have no voting rights.

Series D Preferred Stock. In September 2010, we completed the offering of 3.3 million shares of our 8.45% Series D Cumulative Preferred Stock at a gross price of $23.178 per share, and we received net proceeds of $72.2 million after underwriting fees and other costs and an accrued dividend of $1.6 million. The proceeds from the offering, together with some corporate funds, were used to pay down $80.0 million of our senior credit facility. At December 31, 2010 and 2009, we had 9.0 million and 5.7 million outstanding shares of Series D preferred stock, respectively. Series D preferred stock has no maturity date, and we are not required to redeem the shares at any time.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to July 18, 2012, Series D preferred stock is not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event the Series D stock ceases to be listed on an exchange and we cease to be subject to the reporting requirements of the Securities Exchange Act, as described in Ashford’s charter. However, on and after July 18, 2012, Series D preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.11 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D preferred stock holders have no voting rights.

Dividends – A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Common stock related:
Common shares	$—	$—	$73,670
Preferred stocks:
Series A preferred stock	3,180	3,180	4,855
Series D preferred stock	13,871	11,971	16,052

Total dividends declared	$17,051	$15,151	$94,577

Noncontrolling Interests in Consolidated Joint Ventures – Noncontrolling joint venture partners have ownership interests ranging from 11% to 25% in six hotel properties with a total carrying value of $16.7 million and $17.9 million at December 31, 2010 and 2009, respectively, and are reported in equity in the consolidated balance sheets. Loss from consolidated joint ventures attributable to these noncontrolling interests was $1.7 million and $765,000 for 2010 and 2009, respectively, and income from consolidated joint ventures attributable to these noncontrolling interests was $1.4 million for 2008.

15.	Impairment Charges

Investment in Hotel Properties – At December 31, 2010, the Hilton hotel property in Tucson, Arizona had a reasonable probability of being sold in the near future. Based on our assessment of the expected purchase price obtained from potential buyers (a level 3 measure), we recorded an impairment charge of $39.9 million. This hotel property was carried at its estimated fair value of $22.2 million at December 31, 2010.

Notes Receivable — We evaluated the collectability of the mezzanine loan secured by 105 hotel properties maturing in April 2011, and weighted different probabilities of outcome from full payment at maturity to a foreclosure by the senior lender. Based on this analysis, we recorded an impairment charge of $7.8 million on December 31, 2010.

Interest payments since March of 2009 were not made on the $7.1 million junior participation note receivable maturing January 2011 secured by a hotel property in La Jolla, California. In accordance with our accounting policy, we discontinued recording interest and fee income on this note beginning in March of 2009. In August 2010, we reached an agreement with the borrower to settle the loan and pursuant to the settlement agreement, we received total cash payments of $6.2 million in 2010 and recorded a net impairment charge of $836,000.

Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by the Four Seasons hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. We discontinued recording interest on this note beginning in October 2008. In 2009, we recorded an impairment charge to fully reserve this note receivable. In May 2010, the senior mortgage lender foreclosed on the loan. As a result of the foreclosure, our interest in the senior mortgage was converted to a

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at December 31, 2010.

The borrower of the $4.0 million junior participation loan collateralized by the Sheraton hotel property in Dallas, Texas due in July 2009 has been in default since May 11, 2009. Based on a third-party appraisal (level 3 measure), it is unlikely that we would be able to recover our full investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable during 2009. In February 2010, we and the senior note holder of the participation note receivable formed Redus JV for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized our $4.0 million principal amount junior participating note receivable that matured in July 2009. The note receivable was fully reserved in 2009. We have an 18% subordinated interest in Redus JV. In March 2010, the foreclosure was completed and the estimated fair value of the property was $14.2 million based on a third-party appraisal (level 3 measure). Pursuant to the operating agreement of Redus JV, as a junior lien holder of the original participation note receivable, we are only entitled to receive our share of distributions after the original senior note holder has recovered its original investment of $18.4 million and Redus JV intends to sell the hotel property in the next 12 months. It is unlikely that the senior holder will be able to recover its original investment. Therefore, no cash flows were projected from Redus JV for the projected holding period. Under the applicable authoritative accounting guidance, we recorded a zero value for our 18% subordinated interest in Redus JV.

In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million principal balance mezzanine loan receivable secured by 681 hotels with initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. This mezzanine loan was originally purchased for $98.4 million. At the time of ESH’s bankruptcy filing, a discount of $11.4 million had been amortized to increase the carrying value of the note to $109.4 million. We anticipated that ESH, through its bankruptcy filing, would attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note. In October 2010, the ESH bankruptcy proceedings were completed and settled with new owners. The full amount of the valuation allowance was charged off in 2010.

In May 2010, the mezzanine loan with a principal balance of $7.0 million secured by the Le Meridien hotel property in Dallas, Texas was settled with a cash payment of $1.1 million. The loan was fully reserved in 2009 as the borrower ceased making debt service payments on the loan. As a result of the settlement, the $1.1 million was recorded as a credit to impairment charges in accordance with authoritative accounting guidance for impaired loans.

In February 2010, the mezzanine loan secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, with a principal amount of $38.0 million and a net carrying value of $23.0 million at December 31, 2009 was restructured. In connection with the restructuring, we received a cash payment of $20.2 million and a $4.0 million note receivable. We recorded a net impairment charge of $10.7 million in 2009 on the original mezzanine loan. The restructured note bears an interest rate of 6.09% and matures in June 2017 with interest only payments through maturity. The note was recorded at its net present value of $3.0 million at restructuring, based on its future cash flows. The interest payments are recorded as reductions of the principal of the note receivable, and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in allowance for losses for the year ended December 31, 2010 and 2009 (in thousands):

	Year Ended
	December 31,
	2010	2009

Balance at beginning of period	$148,679	$—
Impairment charges	8,691	149,285
Valuation adjustments (credits to impairment charges)	(2,216)	(606)
Charge-offs	(138,279)	—

Balance at end of period	$16,875	$148,679

Assets Held for Sale – As fully discussed in Note 6, we recorded impairment charges on hotel properties held for sale of $35.7 million and $70.2 million in 2010 and 2009, respectively, to write down those properties to their estimated fair values less cost to sell.

16.	Stock-Based Compensation

Under the Amended and Restated 2003 Stock Incentive Plan (the “Plan”), we are authorized to grant 7.8 million restricted shares of our common stock as incentive stock awards. In June 2008 an additional 3.8 million shares were approved for grant under the Plan at our annual shareholders meeting.

At December 31, 2010, 3.4 million shares were available for future issuance under the Plan. A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Price at	Restricted	Price at	Restricted	Price at
	Shares	Grant	Shares	Grant	Shares	Grant

Outstanding at beginning of year	1,589	$4.60	991	$10.96	1,369	$12.19
Restricted shares granted	468	$7.08	1,100	$1.84	214	$4.83
Restricted shares vested	(655)	$5.72	(502)	$11.10	(575)	$11.60
Restricted shares forfeited	(15)	$4.51	—	$—	(17)	$11.55

Outstanding at end of year	1,387	$4.91	1,589	$4.60	991	$10.96

At December 31, 2010, the outstanding restricted stock had vesting schedules between March 2011 and April 2015. Stock-based compensation expense of $4.1 million, $4.0 million and $5.8 million was recognized for the years ended December 31, 2010, 2009 and 2008, respectively. The restricted stock vested during 2010 had a fair value of $4.6 million at the date of vesting. At December 31, 2010, the unamortized cost of the unvested shares of restricted stock was $3.8 million that will be amortized over a period of 4.3 years, and the outstanding restricted shares had an aggregate intrinsic value of $13.4 million.

17.	Employee Benefit Plans

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Savings and Incentive Plan (ESIP) – Our ESIP, a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. We match 25% of the first 10% each employee contributes. Employee contributions vest immediately whereas company contributions vest 25% annually. For the years ended December 31, 2010, 2009 and 2008, we incurred matching expenses of $4,000, $-0- and $47,000, respectively.

401(k) Plan – Effective January 1, 2006, we established our 401(k) Plan, a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute up to 100% of their compensation, subject to IRS imposed limitations, to various investment funds. We make matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. However, company matching only occurs in either the 401(k) Plan or the ESIP, as directed by the participant. Participant contributions vest immediately whereas company matches vest 25% annually. For the years ended December 31, 2010, 2009 and 2008, we incurred matching expense of $162,000, $-0-, and $127,000, respectively.

Deferred Compensation Plan – Effective January 1, 2008, we established a nonqualified deferred compensation plan for certain executive officers. The plan allows participants to defer up to 100% of their base salary, bonus and stock awards and select an investment fund for measurement of the deferred compensation liability. We recorded losses of $81,000, $27,000 and $199,000 in 2010, 2009 and 2008, respectively, for the change in cash surrender value of the life insurance policy where deferred funds were invested. In addition, as a result of the change in market value of the investment fund, an additional compensation expense of $11,000, $387,000 and a credit to compensation expense of $220,000 were recorded for 2010, 2009 and 2008, respectively. In November 2010, we surrendered the life insurance policy that indexed the deferred compensation plan.

18.	Income Taxes

For federal income tax purposes, we elected to be treated as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational stipulations, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gains, to our shareholders. We currently intend to adhere to these requirements and maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes as well as to federal income and excise taxes on our undistributed taxable income.

At December 31, 2010, 99 of our 100 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries) while the remaining hotel was leased on a triple-net lease basis to a third-party tenant. Ashford TRS recognized net book income (loss) of $21.8 million, $(27.4) million and $(36.3) million for the years ended December 31, 2010, 2009 and 2008, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2010	2009	2008

Income tax (expense) benefit at federal statutory income tax rate of 35%	$(8,429)	$575	$8,699
State income tax (expense) benefit, net of federal income tax benefit	(1,217)	36	1,283
Permanent differences	(130)	(149)	(183)
State and local income tax benefit (expense) on pass-through entity subsidiaries	825	(123)	(436)
Gross receipts and margin taxes	(537)	(940)	(568)
Other	(32)	(91)	174
Valuation allowance	9,675	(816)	(9,408)

Income tax benefit (expense) for income from continuing operations	155	(1,508)	(439)
Income tax expense for income from discontinued operations	(22)	(56)	(654)

Total income tax benefit (expense)	$133	$(1,564)	$(1,093)

The components of income tax benefit (expense) from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$(100)	$(349)	$854
State	(656)	(1,135)	(1,433)

Total current	(756)	(1,484)	(579)

Deferred:
Federal	85	—	(218)
State	826	(24)	358

Total deferred	911	(24)	140

Total income tax benefit (expense)	$155	$(1,508)	$(439)

For the year ended December 31, 2010, 2009 and 2008, income tax expense includes interest and penalties paid to taxing authorities of $32,000, $23,000 and $80,000, respectively. At December 31, 2010 and 2009, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the Texas Margin Tax) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for our business) to the profit margin, which is generally determined by total revenue less either the cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe that the authoritative accounting guidance related to income taxes applies to the Texas Margin Tax. We were required to record an income tax provision for the Texas Margin Tax of $574,000, $970,000 and $710,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

In July 2007, the State of Michigan adopted Senate Bill 94, which modified the state’s business tax structure, replacing the previous tax which was a modified value added tax with a new tax (the “Michigan Business Tax”) that

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has two components, income and modified gross receipts. The income tax component is computed by applying the applicable tax rate (4.95%) to taxable income after the REIT dividends paid deduction. The modified gross receipts tax component is computed by applying the applicable tax rate (0.8%) to modified gross receipts, which is generally determined by total revenue less purchases from other businesses. The total Michigan Business Tax is calculated as the sum of the two components plus a surcharge of 21.99% on the total tax liability. For the years ended December 31, 2010, 2009 and 2008, we were liable for the modified gross receipts component (plus the surcharge) and recorded an income tax provision for the Michigan Business Tax of $113,000, $47,000 and $370,000, respectively.

At December 31, 2010 and 2009, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2010	2009

Allowance for doubtful accounts	$160	$238
Unearned income	1,234	1,270
Unfavorable management contract liability	6,407	7,383
Federal and state net operating losses	46,174	42,087
Accrued expenses	2,340	2,551
Prepaid expenses	(3,241)	—
Interest expense carryforwards	5,332	5,332
Tax property basis greater than book basis	14,306	14,734
Tax derivatives basis less than book basis	(7,449)	—
Other	90	38

Gross deferred tax asset	65,353	73,633
Valuation allowance	(65,249)	(73,633)

Subtotal	104	—
Tax property basis less than book basis	—	(894)

Net deferred tax asset (liability)	$104	$(894)

At December 31, 2010 and 2009, we recorded a valuation allowance of $65.2 million and $73.6 million, respectively, to substantially offset our gross deferred tax asset. As a result of Ashford TRS losses in 2010, 2009 and 2008, and the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our gross deferred tax asset will not be realized, and therefore, have provided a valuation allowance to substantially reserve against the balances. At December 31, 2010, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $114.6 million, which begin to expire in 2022, and are available to offset future taxable income, if any, through 2030. Approximately $14.2 million of the $114.6 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use.

The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of year	$73,633	$77,160	$64,137
Additions charged to other	3,786	11,554	15,472
Deductions	(12,170)	(15,081)	(2,449)

Balance at end of year	$65,249	$73,633	$77,160

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Income (Loss) Per Share

The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

(Loss) income from continuing operations attributable to the Company	$(60,066)	$(163,432)	$87,205
Less: Dividends on preferred stocks	(21,194)	(19,322)	(26,642)
Less: Dividends on common stocks	—	—	(73,106)
Less: Dividends on unvested restricted shares	—	—	(564)

Undistributed loss from continuing operations allocated to common shareholders	$(81,260)	$(182,754)	$(13,107)

Income (loss) from discontinued operations allocated to common shareholders	$8,326	$(86,810)	$41,989

Income from continuing operations distributed to common shareholders	$—	$—	$73,106
Undistributed loss from continuing operations allocated to common shareholders	(81,260)	(182,754)	(13,107)

Total distributed and undistributed (loss) income from continuing operations allocated to common shareholders	(81,260)	(182,754)	59,999
Income (loss) from discontinued operations allocated to common shareholders	8,326	(86,810)	41,989

Total distributed and undistributed (loss) income allocated to common shareholders	$(72,934)	$(269,564)	$101,988

Weighted average common shares – Basic and diluted	51,159	68,597	111,295

Basic and diluted (loss) income per share:
Distributed income from continuing operations	$—	$—	$0.66
Undistributed loss from continuing operations	(1.59)	(2.66)	(0.12)

Total distributed and undistributed (loss) income from continuing operations	(1.59)	(2.66)	0.54
Undistributed income (loss) from discontinued operations	0.16	(1.27)	0.37

Basic and diluted net (loss) income attributable to common shares	$(1.43)	$(3.93)	$0.91

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to their anti-dilutive effect, the computation of diluted income per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2010	2009	2008

Diluted income (loss) from continuing operations attributable to common shareholders not adjusted for:
Dividends to convertible Series B-1 Preferred Stock	$4,143	$4,171	$5,735
(Loss) income from continuing operations attributable to redeemable noncontrolling interests in operating partnership	(9,325)	(24,004)	10,639

Total	$(5,182)	$(19,833)	$16,374

Diluted shares not adjusted for:
Effect of assumed conversion of Series B-1 Preferred Stock	7,414	7,448	7,448
Effect of assumed conversion of operating partnership units	14,470	13,485	13,924

Total	21,884	20,933	21,372

20.	Segment Reporting

We operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. We do not allocate corporate-level accounts to our operating segments, including transaction acquisition costs and contract termination costs, corporate general and administrative expenses, non-operating interest income, other income, interest expense and amortization of loan costs, write-off of loan costs and exit fees, unrealized gain (loss) on derivatives, and income tax

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense/benefit. For the years ended December 31, 2010, 2009 and 2008, financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Year Ended December 31, 2010:
Total revenues	$839,987	$1,378	$—	$841,365

Total hotel expenses	556,260	—	—	556,260
Property taxes, insurance and other	49,623	—	—	49,623
Depreciation and amortization	133,435	—	—	133,435
Impairment charges	39,903	6,501	—	46,404
Transaction acquisition and contract termination costs	—	—	7,001	7,001
Corporate general and administrative	—	—	30,619	30,619

Total expenses	779,221	6,501	37,620	823,342

Operating income (loss)	60,766	(5,123)	(37,620)	18,023
Equity loss in unconsolidated joint venture	—	(20,265)	—	(20,265)
Interest income	—	—	283	283
Other income	—	—	62,826	62,826
Interest expense and amortization of loan costs	—	—	(140,609)	(140,609)
Write-off of premiums, loan costs and exit fees	—	—	(3,893)	(3,893)
Unrealized gain on derivatives	—	—	12,284	12,284

Income (loss) from continuing operations before income taxes	60,766	(25,388)	(106,729)	(71,351)
Income tax benefit	—	—	155	155

Income (loss) from continuing operations	$60,766	$(25,388)	$(106,574)	$(71,196)

As of December 31, 2010:
Total assets	$3,354,772	$40,726	$321,026	$3,716,524

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated

Year Ended December 31, 2009:
Total revenues	$829,716	$10,876	$—	$840,592

Total hotel expenses	552,169	—	—	552,169
Property taxes, insurance and other	53,386	—	—	53,386
Depreciation and amortization	139,385	—	—	139,385
Impairment charges	—	148,679	—	148,679
Gain on insurance settlement	(1,329)	—	—	(1,329)
Corporate general and administrative	—	—	29,951	29,951

Total expenses	743,611	148,679	29,951	922,241

Operating income (loss)	86,105	(137,803)	(29,951)	(81,649)
Equity earnings in unconsolidated joint venture	—	2,486	—	2,486
Interest income	—	—	297	297
Other income	—	—	56,556	56,556
Interest expense and amortization of loan costs	—	—	(132,997)	(132,997)
Write-off of premiums, loan costs and exit fees	—	—	371	371
Unrealized loss on derivatives	—	—	(31,782)	(31,782)

Income (loss) from continuing operations before income taxes	86,105	(135,317)	(137,506)	(186,718)
Income tax expense	—	—	(1,508)	(1,508)

Income (loss) from continuing operations	$86,105	$(135,317)	$(139,014)	$(188,226)

As of December 31, 2009:
Total assets	$3,553,980	$78,003	$282,515	$3,914,498

Year Ended December 31, 2008:
Total revenues	$1,007,279	$24,050	$—	$1,031,329

Total hotel expenses	645,909	—	—	645,909
Property taxes, insurance and other	52,465	—	—	52,465
Depreciation and amortization	149,022	—	—	149,022
Corporate general and administrative	—	—	28,702	28,702

Total expenses	847,396	—	28,702	876,098

Operating income (loss)	159,883	24,050	(28,702)	155,231
Equity loss in unconsolidated joint ventures	—	(2,205)	—	(2,205)
Interest income	—	—	2,062	2,062
Other income	—	—	10,153	10,153
Interest expense and amortization of loan costs	—	—	(144,068)	(144,068)
Write-off of premiums, loan costs and exit fees	—	—	(1,226)	(1,226)
Unrealized gains on derivatives	—	—	79,620	79,620

Income (loss) from continuing operations before income taxes	159,883	21,845	(82,161)	99,567
Income tax expense	—	—	(439)	(439)

Income (loss) from continuing operations	$159,883	$21,845	$(82,600)	$99,128

As of December 31, 2008:
Total assets	$3,789,390	$239,158	$311,134	$4,339,682

As of December 31, 2010 and 2009, all of our hotel properties were domestically located and all hotel properties securing our notes receivable were also domestically located.

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

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$217,690	$217,690	$165,168	$165,168
Restricted cash	$67,666	$67,666	$77,566	$77,566
Accounts receivable	$27,493	$27,493	$31,503	$31,503
Notes receivable	$20,870	$6,756 to $7,467	$55,655	$24,290 to $26,846
Interest rate derivatives – cash flow hedges	$3	$3	$243	$243
Interest rate derivatives – non-cash flow hedges	$106,864	$106,864	$94,402	$94,402
Due from third-party hotel managers	$49,135	$49,135	$41,838	$41,838
Financial liabilities:
Indebtedness of continuing operations	$2,518,164	$2,082,207 to $2,301,387	$2,772,396	$1,848,034 to $2,042,563
Indebtedness of discontinued operations	$50,619	$44,587 to $49,281	$—	$—
Accounts payable and accrued expenses	$79,248	$79,248	$91,387	$91,387
Dividends payable	$7,281	$7,281	$5,566	$5,566
Due to related parties	$2,400	$2,400	$1,009	$1,009
Due to third-party hotel managers	$1,870	$1,870	$1,563	$1,563

Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature.

Accounts receivable, due to/from related parties or third-party hotel managers, dividends payable, accounts payable and accrued expenses. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments.

Notes receivable. Fair value of the notes receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes at December 31, 2010 and 2009. We estimated the fair value of the notes receivable to be approximately 64% to 68% lower than the carrying value of $20.9 million at December 31, 2010, and approximately 52% to 56% lower than the carrying value of $55.7 million at December 31, 2009.

Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the December 31, 2010 and 2009 indebtedness valuations, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the total indebtedness to be approximately 8% to 17% lower than the carrying value of $2.6 billion at December 31, 2010, and approximately 26% to 33% lower than the carrying value of $2.8 billion at December 31, 2009.

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

We have management agreements with parties owned by our Chairman and our Chief Executive Officer. Under the agreements, we pay the related parties a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) other general and administrative expense reimbursements, approved by our independent directors, including rent, payroll, office supplies, travel, and accounting. These related parties allocate such charges to us based on various methodologies, including headcount and actual amounts incurred.

At December 31, 2010, these related parties managed 46 of our 97 hotels included in continuing operations and the continuing operations incurred the following fees related to the management agreements with related parties (in thousands):

	Year Ended December 31,
	2010	2009	2008

Property management fees, including incentive property management fees	$11,643	$10,426	$12,257
Market service fees	5,808	5,497	9,186
Corporate general and administrative expense reimbursements	4,689	4,613	4,927

Total	$22,140	$20,536	$26,370

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

Upon formation, we also agreed to indemnify certain related parties, including our Chairman and Chief Executive Officer, who contributed hotel properties in connection with our initial public offering in exchange for operating partnership units, against the income tax such related parties may incur if we dispose of one or more of those contributed properties under the terms of the agreement.

In addition, we received asset management consulting fees from the related parties of $901,000 for the years ended December 31, 2008. The asset management consulting agreement with the affiliate expired in 2008.

23.	Concentration of Risk

Our investments are all concentrated within the hotel industry. Our investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, and invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of our hotels are located domestically. During 2010, approximately 19.1% of our total hotel revenue was generated from 11 hotels located in the Washington D.C. and Baltimore areas. In addition, all hotels securing our loans receivable are also located domestically at December 31, 2010. Presently, all our notes receivable are collateralized by either the properties securing the loans or interest in the first lien on such properties. Accordingly, adverse conditions in the hotel

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to shareholders.

With respect to our mezzanine loans receivable, these types of loans involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including such loans being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

24.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2010
Total revenue	$199,203	$218,308	$202,741	$221,113	$841,365
Total operating expenses	$184,238	$193,759	$189,284	$256,061	$823,342
Operating income (loss)	$14,965	$24,549	$13,457	$(34,948)	$18,023
Income (loss) from continuing operations	$10,003	$21,715	$(5,387)	$(97,527)	$(71,196)
Income (loss) from continuing operations attributable to the Company	$9,208	$18,680	$(4,333)	$(83,621)	$(60,066)
Income (loss) from continuing operations attributable to common shareholders	$4,378	$13,849	$(9,321)	$(90,166)	$(81,260)
Diluted income (loss) from continuing operations attributable to common shareholders per share	$0.08	$0.27	$(0.19)	$(1.75)	$(1.59)
Weighted average diluted common shares	53,073	72,981	49,714	51,407	51,159

2009
Total revenue	$218,389	$213,344	$196,445	$212,414	$840,592
Total operating expenses	$192,504	$321,915	$208,819	$199,003	$922,241
Operating income (loss)	$25,885	$(108,571)	$(12,374)	$13,411	$(81,649)
Income (loss) from continuing operations	$23,185	$(167,375)	$(25,967)	$(18,069)	$(188,226)
Income (loss) from continuing operations attributable to the Company	$20,261	$(146,300)	$(22,092)	$(15,301)	$(163,432)
Income (loss) from continuing operations attributable to common shareholders	$15,431	$(151,131)	$(26,923)	$(20,131)	$(182,754)
Diluted income (loss) from continuing operations attributable to common shareholders per share	$0.19	$(2.13)	$(0.41)	$(0.34)	$(2.66)
Weighted average diluted common shares	80,530	70,882	65,266	59,101	68,597

Note:	Quarterly amounts are different from those reported in the previous Form 10-Q due to reclassification of certain hotel properties to discontinued operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.	Subsequent Events (Unaudited)

In January 2011, an underwriter purchased an additional 300,000 shares of our common shares through the partial exercise of the underwriter’s 1.125 million share over-allotment option in connection with the reissuance of 7.5 million of our treasury shares completed in December 2010, and we received net proceeds of $2.8 million.

In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our common shares with an annualized target of $0.40 per share for 2011. The payment of $0.10 for the first quarter of 2011 has been approved and subsequent payments will be reviewed on a quarterly basis.

In February 2011, we completed the sale of the JW Marriott hotel property in San Francisco, California and received net proceeds of $43.6 million. The mortgage loan of $47.5 million secured by the hotel property was repaid at closing along with miscellaneous fees. We used $40.0 million of the net proceeds to reduce the borrowings on our senior credit facility. After the payment, the credit facility has an outstanding balance of $75.0 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Ashford Hospitality Trust, Inc.

We have audited Ashford Hospitality Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ashford Hospitality Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements and financial statement schedules of Ashford Hospitality Trust, Inc. and subsidiaries and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 4, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The required information is incorporated by reference from the Proxy Statement pertaining to our 2011 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated by reference from the Proxy Statement pertaining to our 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

The required information is incorporated by reference from the Proxy Statement pertaining to our 2011 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from the Proxy Statement pertaining to our 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated by reference from the Proxy Statement pertaining to our 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Financial Statement Schedules and Exhibits

(a)	Financial Statements and Schedules

See Item 8, “Financial Statements and Supplementary Data,” on pages 57 through 101 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.

The following financial statement schedules are included herein on pages 106 through 109.

Schedule III – Real Estate and Accumulated Depreciation
Schedule IV – Mortgage Loans and Interest Earned on Real Estate

All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)	Exhibits

Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 110 through 117.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2011.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARCHIE BENNETT, JR. Archie Bennett, Jr.	Chairman of the Board of Director	March 4, 2011

/s/ MONTY J. BENNETT Monty J. Bennett	Chief Executive Officer, and Director (Principal Executive Officer)	March 4, 2011

/s/ DAVID J. KIMICHIK David J. Kimichik	Chief Financial Officer	March 4, 2011

/s/ MARK L. NUNNELEY Mark L. Nunneley	Chief Accounting Officer	March 4, 2011

/s/ BENJAMIN J. ANSELL, M.D. Benjamin J. Ansell, M.D.	Director	March 4, 2011

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	March 4, 2011

/s/ MARTIN L. EDELMAN Martin L. Edelman	Director	March 4, 2011

/s/ MICHAEL MURPHY Michael Murphy	Director	March 4, 2011

/s/ PHILLIP S. PAYNE Philip S. Payne	Director	March 4, 2011

SCHEDULE III

ASHFORD HOSPITALITY TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
					Costs Capitalized		Gross Carrying Amount
			Initial Cost		Since Acquisition		At Close of Period
				FF&E, Buildings		FF&E, Buildings		FF&E, Buildings		Accumulated	Construction	Acquisition	Income
Hotel Property	Location	Encumbrances	Land	and improvements	Land	and improvements	Land	and improvements	Total	Depreciation	Date	Date	Statement

Embassy Suites	Austin, TX	$14,296	$1,200	$11,531	$201	$4,436	$1,401	$15,967	$17,368	$7,090	08/1998	—	(1),(2),(3)
Embassy Suites	Dallas, TX	8,449	1,871	10,960	244	4,220	2,115	15,180	17,295	7,206	12/1998	—	(1),(2),(3)
Embassy Suites	Herndon, VA	25,541	1,298	11,775	282	5,155	1,580	16,930	18,510	7,308	12/1998	—	(1),(2),(3)
Embassy Suites	Las Vegas, NV	32,176	3,300	20,055	404	8,973	3,704	29,028	32,732	13,081	05/1999	—	(1),(2),(3)
Embassy Suites	Syracuse, NY	12,649	2,839	10,959	—	5,907	2,839	16,866	19,705	6,622	—	10/2003	(1),(2),(3)
Embassy Suites	Flagstaff, AZ	11,407	1,267	4,873	—	2,803	1,267	7,676	8,943	2,757	—	10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	12,935	1,800	10,547	—	2,375	1,800	12,922	14,722	3,030	—	03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	18,362	3,277	14,126	—	7,142	3,277	21,268	24,545	5,997	—	03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	38,608	5,791	35,740	—	11,426	5,791	47,166	52,957	9,248	—	12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	30,413	7,452	26,828	—	7,444	7,452	34,272	41,724	7,058	—	12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	36,967	36,065	45,202	—	5,050	36,065	50,252	86,317	8,924	—	04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	29,294	11,110	63,067	—	3,297	11,110	66,364	77,474	9,389	—	04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	25,647	8,948	48,878	—	7,458	8,948	56,336	65,284	10,161	—	04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	12,720	5,674	22,988	—	2,477	5,674	25,465	31,139	3,897	—	04/2007	(1),(2),(3)
Doubletree Guest Suites	Columbus, OH	7,896	—	9,663	—	3,447	—	13,110	13,110	4,550	—	10/2003	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	11,098	1,751	9,920	—	2,248	1,751	12,168	13,919	3,885	—	11/2003	(1),(2),(3)
Hilton	Ft. Worth, TX	23,839	4,539	15,203	—	14,263	4,539	29,466	34,005	10,849	—	03/2005	(1),(2),(3)
Hilton	Houston, TX	15,686	2,200	13,742	—	11,100	2,200	24,842	27,042	8,561	—	03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	19,393	2,991	14,715	—	8,708	2,991	23,423	26,414	7,267	—	03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	16,658	7,004	11,632	—	4,940	7,004	16,572	23,576	5,012	—	12/2006	(1),(2),(3)
Hilton	Bloomington, MN	54,416	5,685	61,479	—	6,089	5,685	67,568	73,253	10,907	—	04/2007	(1),(2),(3)
Hilton	Washington DC	84,591	45,720	114,372	—	28,836	45,720	143,208	188,928	24,649	—	04/2007	(1),(2),(3)
Hilton	Lo Jolla, CA	65,793	—	128,210	—	6,869	—	135,079	135,079	27,451	—	04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	43,384	12,917	100,614	—	7,469	12,917	108,083	121,000	19,600	—	04/2007	(1),(2),(3)
Hilton	Tucson, AZ	19,740	12,035	57,160	(8,094)	(28,267)	3,941	28,893	32,834	10,637	—	04/2007	(1),(2),(3)
Homewood Suites	Mobile, AL	8,470	1,334	7,559	—	2,047	1,334	9,606	10,940	2,734	—	11/2003	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	5,084	697	3,951	—	1,157	697	5,108	5,805	1,473	—	11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	7,155	1,301	5,599	—	3,097	1,301	8,696	9,997	3,495	—	09/2004	(1),(2),(3)
Hampton Inn	Terre Haute, IN	9,299	700	7,745	—	1,980	700	9,725	10,425	2,683	—	09/2004	(1),(2),(3)
Hampton Inn	Buford, GA	7,829	1,168	5,502	—	1,018	1,168	6,520	7,688	1,680	—	07/2004	(1),(2),(3)
Hampton Inn	Jacksonville, FL	—	1,701	15,328	—	1,941	1,701	17,269	18,970	2,346	—	05/2007	(1),(2),(3)
Marriott	Durham, NC	25,983	1,794	26,370	—	6,534	1,794	32,904	34,698	7,817	—	02/2006	(1),(2),(3)
Marriott	Arlington, VA	104,901	20,637	103,103	—	23,666	20,637	126,769	147,406	23,337	—	07/2006	(1),(2),(3)
Marriott	Seattle, WA	135,710	31,888	121,685	—	3,902	31,888	125,587	157,475	21,128	—	04/2007	(1),(2),(3)
Marriott	Bridgewater, NJ	75,391	5,058	94,816	—	4,130	5,058	98,946	104,004	15,217	—	04/2007	(1),(2),(3)
Marriott	Plano, TX	79,575	2,724	97,213	—	4,530	2,724	101,743	104,467	15,165	—	04/2007	(1),(2),(3)
Marriott	Dallas, TX	26,942	2,701	33,278	—	1,733	2,701	35,011	37,712	5,994	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	8,168	1,348	7,636	—	1,511	1,348	9,147	10,495	2,780	—	11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	15,372	2,502	13,666	—	1,606	2,502	15,272	17,774	3,578	—	05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	7,187	1,122	5,279	—	1,236	1,122	6,515	7,637	1,825	—	07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	8,048	1,132	6,480	—	593	1,132	7,073	8,205	1,640	—	07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Gaithersburg, MD	15,542	2,200	19,827	—	1,858	2,200	21,685	23,885	3,928	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Centerville, VA	9,070	1,806	11,780	—	1,813	1,806	13,593	15,399	2,719	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Charlotte, NC	6,242	1,235	7,090	—	740	1,235	7,830	9,065	1,535	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	5,350	1,090	4,051	—	645	1,090	4,696	5,786	862	—	06/2005	(1),(2),(3)

(Continued on Next Page)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
					Costs Capitalized		Gross Carrying Amount
			Initial Cost		Since Acquisition		At Close of Period
				FF&E, Buildings		FF&E, Buildings		FF&E, Buildings		Accumulated	Construction	Acquisition	Income
Hotel Property	Location	Encumbrances	Land	and improvements	Land	and Improvements	Land	and improvements	Total	Depreciation	Date	Date	Statement

SpringHill Suites by Marriott	Orlando, FL	$30,213	$8,620	$28,899	$—	$1,488	$8,620	$30,387	$39,007	$4,311	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	21,920	5,726	21,318	—	505	5,726	21,823	27,549	2,292	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	20,000	3,210	25,374	—	643	3,210	26,017	29,227	3,335	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Glen Allen, VA	15,286	2,045	16,006	—	481	2,045	16,487	18,532	1,849	—	04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	7,045	840	4,489	—	1,179	840	5,668	6,508	1,047	—	07/2004	(1),(2),(3)
Fairfield Inn by Marriott	Orlando, FL	15,930	6,507	10,710	—	2,207	6,507	12,917	19,424	2,668	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	12,323	900	11,034	—	1,805	900	12,839	13,739	3,561	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	6,206	673	5,165	—	1,339	673	6,504	7,177	1,993	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	14,745	1,352	13,467	—	992	1,352	14,459	15,811	3,560	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	34,202	5,411	38,746	—	5,757	5,411	44,503	49,914	8,404	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	14,868	2,244	19,216	—	2,148	2,244	21,364	23,608	4,152	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	12,503	1,868	14,114	—	2,922	1,868	17,036	18,904	3,287	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Palm Desert, CA	11,245	2,722	12,071	—	1,806	2,722	13,877	16,599	2,876	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	13,877	2,447	17,123	—	693	2,447	17,816	20,263	3,555	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	10,705	2,244	12,422	—	2,148	2,244	14,570	16,814	3,070	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	43,098	9,812	100,412	—	3,108	9,812	103,520	113,332	16,710	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Seattle, WA	59,711	17,194	51,200	—	938	17,194	52,138	69,332	8,965	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	68,540	22,653	75,096	—	4,509	22,653	79,605	102,258	11,878	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Orlando, FL	29,190	7,389	28,408	—	3,799	7,389	32,207	39,596	5,983	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	24,002	5,112	20,209	—	486	5,112	20,695	25,807	2,779	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AS	23,043	3,700	22,998	—	753	3,700	23,751	27,451	3,189	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	19,688	2,115	22,482	—	682	2,115	23,164	25,279	2,461	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Edison, NJ	12,640	2,147	12,332	—	1,252	2,147	13,584	15,731	1,877	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	6,227	2,863	11,262	—	429	2,863	11,691	14,554	1,695	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	5,775	1,300	7,915	—	475	1,300	8,390	9,690	1,468	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	42,640	5,419	46,304	—	2,630	5,419	48,934	54,353	6,822	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	24,622	2,555	22,887	—	4,157	2,555	27,044	29,599	8,377	—	03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	6,911	961	6,285	—	1,225	961	7,510	8,471	2,126	—	09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	36,132	6,554	41,939	—	4,569	6,554	46,508	53,062	8,388	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	23,640	2,752	35,058	—	2,749	2,752	37,807	40,559	6,589	—	06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	21,187	3,156	29,589	—	2,841	3,156	32,430	35,586	5,995	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	14,564	1,897	16,429	—	1,168	1,897	17,597	19,494	2,695	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Palm Desert, CA	11,641	3,280	10,528	—	1,554	3,280	12,082	15,362	2,367	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	46,266	18,177	42,024	—	1,184	18,177	43,208	61,385	6,579	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Phoenix, AZ	23,150	4,100	24,087	—	724	4,100	24,811	28,911	3,369	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	14,760	2,045	16,907	—	768	2,045	17,675	19,720	1,915	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	11,120	3,272	12,205	—	528	3,272	12,733	16,005	1,768	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	—	1,462	8,906	—	682	1,462	9,588	11,050	1,728	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Atlanta, GA	15,933	1,901	16,794	—	1,142	1,901	17,936	19,837	1,986	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	6,791	1,997	16,681	—	1,283	1,997	17,964	19,961	2,291	—	05/2007	(1),(2),(3)
TownePlace Suites by Marriott	Manhattan Beach, CA	20,230	4,805	17,652	—	1,838	4,805	19,490	24,295	2,569	—	04/2007	(1),(2),(3)
One Ocean	Atlantic Beach, FL	19,365	5,815	17,440	—	36,757	5,815	54,197	60,012	17,780	—	04/2004	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	18,382	2,037	12,624	—	8,222	2,037	20,846	22,883	7,247	—	07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	19,393	2,953	14,753	—	4,165	2,953	18,918	21,871	4,397	—	03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	26,986	3,100	22,481	—	13,422	3,100	35,903	39,003	10,450	—	03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	43,019	4,023	40,207	—	16,890	4,023	57,097	61,120	10,995	—	12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	36,944	7,294	37,162	—	4,924	7,294	42,086	49,380	6,410	—	12/2006	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	33,859	4,805	51,183	—	8,142	4,805	59,325	64,130	8,163	—	04/2007	(1),(2),(3)
Crowne Plaza	Beverly Hills, CA	31,743	6,510	22,458	—	5,318	6,510	27,776	34,286	5,943	—	03/2005	(1),(2),(3)
Crowne Plaza	Key West, FL	29,202	—	27,746	—	4,938	—	32,684	32,684	6,729	—	03/2005	(1),(2),(3)
Annapolis Inn	Annapolis, MD	12,731	3,028	7,962	—	6,512	3,028	14,474	17,502	4,868	—	03/2005	(1),(2),(3)
Renaissance	Tampa, FL	45,695	—	75,780	—	1,467	—	77,247	77,247	13,850	—	04/2007	(1),(2),(3)

Total		$2,403,164	$495,864	$2,768,736	$(6,963)	$391,945	$488,901	$3,160,681	$3,649,582	$626,433

(1)	Estimated useful life for buildings is 39 years.
(2)	Estimated useful life for building improvements is 15 years.
(3)	Estimated useful life for furniture and fixtures is 3 to 5 years.

	Year Ended December 31,
	2010	2009	2008

Investment in Real Estate:
Beginning balance	$3,925,287	$3,965,227	$4,217,670
Additions	58,528	68,746	161,289
Reclassification	—	6,780	7,461
Impairment/write-offs	(44,865)	(80,549)	(834)
Sales/disposals	(289,368)	(34,917)	(420,359)

Ending balance	3,649,582	3,925,287	3,965,227

Accumulated Depreciation:
Beginning balance	542,274	398,043	258,143
Depreciation expense	144,666	156,423	173,167
Reclassification	—	4,093	8,319
Impairment/write-offs	(4,952)	(10,347)	(465)
Sales/disposals	(55,555)	(5,938)	(41,121)

Ending balance	626,433	542,274	398,043

Investment in Real Estate, net	$3,023,149	$3,383,013	$3,567,184

SCHEDULE IV — MORTGAGE LOANS AND INTEREST EARNED ON REAL ESTATE

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
December 31, 2010
(in thousands)

							Column G
				Column D	Column E	Column F	Interest Income
			Column C	Delinquent	Being	Accrued	During the
Column A			Balance at	Principal	Foreclosed at	Interest at	Year Ended
		Column B	December 31,	December 31,	December 31,	December 31,	December 31,
Description		Prior Liens	2010	2010	2010	2010	2010

Portfolio: 105 Hotels	Various	—	$25,688	$—	$—	$—	$1,378
Ritz Carlton	Key Biscayne, FL	—	12,057	—	—	—	—

Total		$—	37,745	—	$—	$—	$1,378

Valuation allowance			(16,875)	—

Net carrying value			$20,870	$—

	Year Ended December 31,
	2010	2009	2008

Investment in Mortgage Loans:
Balance at January 1	$55,699	$212,771	$94,394
New mortgage loans	—	—	138,412
Principal payments	(28,284)	(11,000)	(7,000)
Contributed to a joint venture	—	—	(21,500)
Amortization of discounts/deferred income	(44)	3,129	8,465
Valuation allowance	(6,501)	(149,201)	—

Balance at December 31	$20,870	$55,699	$212,771

EXHIBIT INDEX

Exhibit		Description

3.1		Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)
3	.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-11/A, filed on July 31, 2003)
3	.2.2	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Form 10-K, filed on March 29, 2004)
3	.2.3	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 9, 2010)
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)
4	.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)
4	.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4.1 to the Registrant’s Form 8-K, dated September 21, 2004, for the event dated September 15, 2004)
4.2		Articles Supplementary for Series B-1 Cumulative Convertible Redeemable Preferred Stock, dated December 28, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, dated January 4, 2005, for the event dated December 28, 2004)
4.3		Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)
4.4		Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)
10	.1.1	Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.4 to the Registrant’s Form 10-Q, filed on May 9, 2007)
10	.1.2	Amended No. 1 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.5 of Form 8-K, dated July 24, 2007, for the event dated July 18, 2007)
10	.1.3	Amend No. 2 to Third Amended Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Form 10-K, filed on February 29, 2008))
10	.1.4	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 27, 2008)
10.2		Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)
10	.3.1	Amended and Restated 2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Form 8-K, dated May 9, 2005, for the event dated May 3, 2005)
10	.3.1.1	Amendment No. 1 to the Amended and Restated 2003 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.3.1.1 to the Registrant’s Form 10-K, filed on March 2, 2009)
10	.3.2	Amended and Restated Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 8, 2008, for the event dated April 4, 2008)

(Continued on Next Page)

Exhibit		Description

10	.3.2.1	First Amendment to the Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 7, 2009, for the event dated December 31, 2008)
10.4		Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.1	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.2	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.3	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.4	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.5	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.6	Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.6 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.7	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David J. Kimichik (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.8	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Mark L. Nunneley (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.5.9	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.9 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.10	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.10 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.11	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.11 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.5.12	Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Mark L. Nunneley (incorporated by reference to Exhibit 10.5.12 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10.6		Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)
10	.6.1	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS Corporation (incorporated by reference to Exhibit 10.6.1 of Form 10-K, filed on March 9, 2007)
10.7		Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)

(Continued on Next Page)

Exhibit		Description

10	.8.1	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated October 7, 2003 (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on November 14, 2003)
10	.8.2	Assignment and Assumption of Contract and Contract Rights between Ashford Hospitality Limited Partnership and Ashford Financial Corporation, dated January 4, 2004 Bylaws (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Form 10-K, filed on March 29, 2004)
10.9		Guaranty by Ashford Financial Corporation in favor of Ashford Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.26 of Form S-11/A, filed on July 31, 2003)
10.10		Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)
10.11		Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)
10.13		Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10.14		Purchase Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K, dated December 28, 2004, for the event dated December 27, 2004)
10	.14.1	Form of Registration Rights Agreement, dated December 27, 2004, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.14.1 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.14.2	Amendment No. 1 to Purchase Agreement, dated February 8, 2005, between the Registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.21.2 to the Registrant’s Form 8-K, dated February 10, 2005, for the event dated February 8, 2005)
10.16		Commitment Letter, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.8 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.1	Early Rate Lock Agreement, dated October 5, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.9 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.10.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.2	Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.2.2.1	Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.11.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.3	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)

(Continued on Next Page)

Exhibit		Description

10	.16.3.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.12.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.4	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.4.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.13.1 to the Registrant’s Form 8-K, dated October 19, 2005, for the event dated October 13, 2005)
10	.16.5	Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)
10	.16.5.1	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.24.14.1 to the Registrant’s Form 8-K, dated December 22, 2005, for the event dated December 20, 2005)
10.17		Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.1	Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.25.1 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.2	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.2 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.3	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.25.3 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.4	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.4 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10	.17.5	Guarantee of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.25.5 to the Registrant’s Form 8-K, dated November 18, 2005, for the event dated November 14, 2005)
10.21		Purchase and Sale Agreement, dated May 18, 2006, between the Registrant and EADS Associates Limited Partnership (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K, dated May 23, 2006, for the event dated May 18, 2006)
10	.23.1	Loan Agreement, dated December 7, 2006, between the Registrant and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.31.1 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)
10	.23.2	$212 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.2 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)

(Continued on Next Page)

Exhibit		Description

10	.23.3	$35 Million Rate Protection Agreement, dated December 6, 2006, between the Registrant and SMBC Derivative Products Limited Branch (incorporated by reference to Exhibit 10.31.3 to the Registrant’s Form 8-K, dated December 11, 2006, for the event dated December 7, 2006)
10.24		Loan Agreement, dated November 16, 2006, between the Registrant and Morgan Stanley Mortgage Capital, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K, dated November 20, 2006, for the event dated November 16, 2006)
10.25		Purchase and Sale Agreement, dated January 18, 2007, between the Registrant and CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33 of Form 10-K, filed on March 9, 2007)
10	.25.1	Agreement and Plan of Merger, dated January 18, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1 of Form 10-K, filed on March 9, 2007)
10	.25.1.1	Amendment #1 to Agreement and Plan of Merger, dated February 21, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.1 of Form 10-Q, filed on May 9, 2007)
10	.25.1.2	Amendment #2 to Agreement and Plan of Merger, dated April 4, 2007, between the Registrant, MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchase LLC, and CNL Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.33.1.2 of Form 10-Q, filed on May 9, 2007)
10	.25.2	Guaranty Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. in favor of CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33.2 of Form 10-K, filed on March 9, 2007)
10	.25.3	Contribution and Rights Agreement, dated January 18, 2007, between the Registrant and Morgan Stanley Real Estate Fund V U.S., L.P. (incorporated by reference to Exhibit 10.33.3 of Form 10-K, filed on March 9, 2007)
10	.25.4	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Holder I LLC, Ashford Sapphire Junior Holder II LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.1	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Mezz I LLC, Ashford Sapphire Junior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.1 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.2	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Senior Mezz I LLC, Ashford Senior Mezz II LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33.4.2 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 11, 2007)
10	.25.4.3	Mortgage Security Agreement, Assignment of Rents and Fixture Filing from Ashford Atlantic Beach LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Sea Turtle Inn, Atlantic Beach, Florida (incorporated by reference to Exhibit 10.25.4.3 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.25.4.3a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.3a to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.25.4.4	Mortgage Security Agreement, Assignment of Rents and Fixture Filing from Ashford Edison LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Courtyard Edison, Edison, New Jersey (incorporated by reference to Exhibit 10.25.4.3 to the Registrant’s Form 10-Q, filed on November 6, 2009)

(Continued on Next Page)

Exhibit		Description

10	.25.4.4a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.3a to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.25.4.5	Credit Agreement, dated as of April 10, 2007, by and among Ashford Hospitality Limited Partnership, as Borrower, Ashford Hospitality Trust, Inc., as Parent, Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc. and Merrill Lynch Bank USA, as Co-Syndication Agents, each of Bank America, N.A. and Caylon New York Branch, as Co-Documentation Agents and the financial institutions initially signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.33.4.5 to the Registrant’s Form 8-K, dated April 13, 2007, for the event dated April 10, 2007)
10	.25.4.5.1	First Amendment to Credit Agreement between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.1 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)
10	.25.4.5.2	Second Amendment to Credit Agreement and First Amendment to Security Agreement dated as of June 23, 2008 by and among Ashford Hospitality Limited Partnership, as the Borrower, Ashford Hospitality Trust, Inc., as the Parent and Grantor, each of the Lenders party thereto, and Wachovia Bank, National Association, as Secured Party (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated June 26, 2008, for the event dated June 23, 2008)
10	.25.4.5.4	Guarantor Acknowledgement of the Registrant in favor of Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.2 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)
10	.25.4.5.5	Revolving Note Agreements between the Registrant and Wachovia Bank, National Association, dated May 22, 2007 (incorporated by reference to Exhibit 10.33.4.5.3 of Form 8-K, dated May 24, 2007, for the event dated May 22, 2007)
10	.25.4.6	Guaranty for Fixed-Rate Pool 1, executed as of April 11, 2007 by the Registrant, for the benefit of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25.4.6 to Form 10-Q, filed on November 6, 2009)
10	.25.4.6a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.6a to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.25.4.7	Guaranty Agreement for Floating-Rate Pool between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.7 of Form 10-Q, filed on May 9, 2007)
10	.25.4.8	Guaranty Agreement for Junior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.8 of Form 10-Q, filed on May 9, 2007)
10	.25.4.9	Guaranty Agreement for Intermediate Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.9 of Form 10-Q, filed on May 9, 2007)
10	.25.4.10	Guaranty Agreement for Senior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007 (incorporated by reference to Exhibit 10.33.4.10 of Form 10-Q, filed on May 9, 2007)
10	.25.5.2	Letter Agreement, dated April 10, 2007, between the registrant and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.33.5.2 to the Registrant’s Form 8-K, dated April 12, 2007, for the event dated April 11, 2007)
10.26		Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K, filed on February 29, 2008)

(Continued on Next Page)

Exhibit		Description

10	.26.1	Joint Venture Agreement to the Investor Program Agreement, dated February 6, 2008, between Registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.1 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.26.2	Loan Servicing Agreement to the Investor Program Agreement, dated February 6, 2008, between Registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.2 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.26.3	Limited Liability Company Agreement of PIM Ashford Venture I, LLC, dated February 6, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.3 to the Registrant’s Form 10-K, filed on February 29, 2008)
10.27		ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)
10	.27.1	Schedule to the Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)
10	.27.2	Letter Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1.2 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)
10.28		Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Alan L. Tallis (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10.29		Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10	.30.1	Confirmation of Trade, dated December 8, 2008, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Bank of America, N.A. as effected on December 2, 2008 (incorporated by reference to the Exhibit 10.30.1 to the Registrant’s Form 10-K, filed on March 2, 2009)
10	.30.2	Confirmation of Trade, dated December 8, 2008, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Credit Suisse International as effected on December 2, 2008 (incorporated by reference to the Exhibit 10.30.1 to the Registrant’s Form 10-K, filed on March 2, 2009)
10	.30.3	Confirmation of Trade, dated March 5, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from UBS AG as effected on December 14, 2009 (incorporated by reference to the Exhibit 10.30.3 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.30.4	Confirmation of Trade, dated July 1, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Bank of New York Mellon as effected on December 14, 2010 (incorporated by reference to the Exhibit 10.30.4 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.30.5	Confirmation of Trade, dated July 1, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from SMBC Capital Markets, Inc. as effected on December 14, 2009 (incorporated by reference to the Exhibit 10.30.5 to the Registrant’s Form 10-Q, filed on November 6, 2009)
10	.30.6	Confirmation of Trade, dated October 21, 2009, related to the purchase of 1-year Flooridor by Ashford Hospitality Limited Partnership from Calyon Corporate and Investment Bank New York Branch as effected on October 21, 2009 (incorporated by reference to Exhibit 10.30.6 to the Registrant’s Form 10-K, filed on March 2, 2010)
10	.30.7*	Confirmation of Amended and Restated Swap Transaction, dated November 4, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010

(Continued on Next Page)

Exhibit		Description

10	.30.8*	Confirmation of Termination of Swap Transaction, dated November 4, 2010, related to the termination of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010
10	.30.9*	Confirmation of Trade, dated November 19, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Credit Agricole Corporate and Investment Bank New York Branch as effected on October 13, 2010
10	.30.10*	Loan and Security Agreement between Ashford Crystal Gateway LP, as Borrower to German American Capital Corporation, as Lender, dated October 29, 2010, with respective to Marriott Crystal Gateway, Arlington, Virginia
21	.1*	Registrant’s Subsidiaries Listing as of December 31, 2010
21	.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2010
23	.1*	Consent of Ernst & Young LLP
31	.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)
32	.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

*	Filed herewith.