Form 10-K/A
period 2010-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2011-04-01
CIK 1232582

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2011 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
     The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 to revise the number of securities remaining available for future issuance included in the equity compensation plan information table required pursuant to Part II, Item 5 of the Form 10-K that was not reduced by the number of operating partnership units issued to certain officers and employees in 2008 and 2010 from the original Form 10-K filed with the Securities and Exchange Commission on March 4, 2011. This amendment supplements but does not replace or amend any information previously included in the Registrant’s Form 10-K for fiscal year ended December 31, 2010.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2010
INDEX TO FORM 10-K/A

		Page

PART II

Item 5.	Supplement to Original Disclosure Related to Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	4

PART IV

Item 15.	Exhibits, Financial Statement Schedules	4

SIGNATURE
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Number of Securities
	to be Issued Upon	Weighted-Average
	Exercise of	Exercise Price
	Outstanding	Of Outstanding	Number of Securities
	Options, Warrants,	Options, Warrants,	Remaining Available
	and Rights	and Rights	for Future Issuance
Equity compensation plans approved by security holders:
Restricted common stock	None	N/A	1,296,222
Equity compensation plans not approved by security holders	None	None	None
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2011.

ASHFORD HOSPITALITY TRUST, INC.
By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer

5