Form 10-Q
period 2011-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2011-05-10
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Large accelerated Filer ☐	Accelerated filer ☑	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	60,957,147

(Class)	Outstanding at May 10, 2011

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments in hotel properties, net	$3,017,661	$3,023,736
Cash and cash equivalents	92,411	217,690
Restricted cash	73,485	67,666
Accounts receivable, net of allowance of $217 and $298, respectively	70,111	27,493
Inventories	2,588	2,909
Notes receivable	20,897	20,870
Investment in unconsolidated joint ventures	193,125	15,000
Assets held for sale	¯	144,511
Deferred costs, net	18,050	17,519
Prepaid expenses	10,296	12,727
Interest rate derivatives	90,058	106,867
Other assets	4,637	7,502
Intangible assets, net	2,877	2,899
Due from third-party hotel managers	50,571	49,135

Total assets	$3,646,767	$3,716,524

Liabilities and Equity
Liabilities:
Indebtedness	$2,444,610	$2,518,164
Indebtedness of assets held for sale	—	50,619
Capital leases payable	24	36
Accounts payable and accrued expenses	98,760	79,248
Dividends payable	14,269	7,281
Unfavorable management contract liabilities	15,493	16,058
Due to related party	1,998	2,400
Due to third-party hotel managers	2,328	1,870
Other liabilities	4,597	4,627
Other liabilities of assets held for sale	—	2,995

Total liabilities	2,582,079	2,683,298

Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value, Series B-1 Cumulative Convertible Redeemable Preferred Stock, 7,247,865 shares issued and outstanding	72,986	72,986
Redeemable noncontrolling interests in operating partnership	142,998	126,722
Equity:
Shareholders’ equity of the Company:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A Cumulative Preferred Stock, 1,487,900 shares issued and outstanding at March 31, 2011 and December 31, 2010	15	15
Series D Cumulative Preferred Stock, 8,966,797 shares issued and outstanding at March 31, 2011 and December 31, 2010	90	90
Common stock, $0.01 par value, 200,000,000 shares authorized, 123,503,893 and 122,403,893 shares issued at March 31, 2011 and December 31, 2010; 59,403,816 and 58,999,324 shares outstanding at March 31, 2011 and December 31, 2010	1,235	1,234
Additional paid-in capital	1,556,040	1,552,657
Accumulated other comprehensive loss	(411)	(550)
Accumulated deficit	(531,547)	(543,788)
Treasury stock, at cost, 64,100,077 and 64,404,569 shares at March 31, 2011 and December 31, 2010	(191,578)	(192,850)

Total shareholders’ equity of the Company	833,844	816,808
Noncontrolling interests in consolidated joint ventures	14,860	16,710

Total equity	848,704	833,518

Total liabilities and equity	$3,646,767	$3,716,524

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Revenue
Rooms	$163,060	$151,726
Food and beverage	38,394	36,169
Rental income from operating leases	1,220	1,089
Other	9,282	9,808

Total hotel revenue	211,956	198,792
Interest income from notes receivable	—	337
Asset management fees and other	338	74

Total revenue	212,294	199,203

Expenses
Hotel operating expenses:
Rooms	37,088	34,635
Food and beverage	26,473	25,482
Other expenses	65,593	62,670
Management fees	8,879	8,368

Total hotel operating expenses	138,033	131,155
Property taxes, insurance and other	10,929	13,154
Depreciation and amortization	32,973	34,040
Impairment charges	(340)	(769)
Transaction acquisition costs	(1,224)	—
Corporate general and administrative	13,883	6,658

Total expenses	194,254	184,238

Operating income	18,040	14,965
Equity in earnings of unconsolidated joint venture	28,124	658
Interest income	36	61
Other income	48,003	15,519
Interest expense and amortization of loan costs	(34,578)	(35,064)
Unrealized gain (loss) on derivatives	(16,817)	13,908

Income from continuing operations before income taxes	42,808	10,047
Income tax expense	(1,044)	(44)

Income from continuing operations	41,764	10,003
Income (loss) from discontinued operations	2,118	(4,777)

Net income	43,882	5,226
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(931)	701
Net income attributable to redeemable noncontrolling interests in operating partnership	(5,118)	(792)

Net income attributable to the Company	37,833	5,135
Preferred dividends	(6,555)	(4,830)

Net income attributable to common shareholders	$31,278	$305

Income (loss) per share — basic:
Income from continuing operations attributable to common shareholders	$0.51	$0.08
Income (loss) from discontinued operations attributable to common shareholders	0.02	(0.07)

Net income attributable to common shareholders	$0.53	$0.01

Income (loss) per share — diluted:
Income from continuing operations attributable to common shareholders	$0.45	$0.08
Income (loss) from discontinued operations attributable to common shareholders	0.01	(0.07)

Net income attributable to common shareholders	$0.46	$0.01

Weighted average common shares outstanding — basic	57,931	53,073

Weighted average common shares outstanding — diluted	79,330	53,073

Dividends declared per common share	$0.10	$—

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$36,873	$9,208
Income (loss) from discontinued operations, net of tax	960	(4,073)
Preferred dividends	(6,555)	(4,830)

Net income attributable to common shareholders	$31,278	$305

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Net income	$43,882	$5,226

Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	8	(170)
Reclassification to interest expense	186	111

Total other comprehensive income (loss)	194	(59)

Comprehensive income	44,076	5,167
Less: Comprehensive (income) loss attributable to the noncontrolling interests in consolidated joint ventures	(966)	694
Less: Comprehensive income attributable to the redeemable noncontrolling interests in operating partnership	(5,138)	(782)

Comprehensive income attributable to the Company	$37,972	$5,079

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2011
(in thousands)
(Unaudited)

														Redeemable
									Accumulated			Noncontrolling		Noncontrolling
	Preferred Stock						Additional		Other			Interests in		Interests in
	Series A		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated		Operating
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Loss	Shares	Amounts	Joint Ventures	Total	Partnership
Balance at January 1, 2011	1,488	$15	8,967	$90	123,404	$1,234	$1,552,657	$(543,788)	$(550)	(64,404)	$(192,850)	$16,710	$833,518	$126,722
Reissuance of treasury shares	¯	¯	¯	¯	¯	¯	1,472	¯	¯	300	1,342	¯	2,814	¯
Forfeiture of restricted shares	¯	¯	¯	¯	¯	¯	8	¯	¯	(16)	(160)	¯	(152)	¯
Issuance of restricted shares/units under stock/unit-based compensation plan	¯	¯	¯	¯	¯	¯	(90)	¯	¯	20	90	¯	¯	1
Stock/unit-based compensation expense	¯	¯	¯	¯	¯	¯	963	¯	¯	¯	¯	¯	963	855
Net income	¯	¯	¯	¯	¯	¯	—	37,833	¯	¯	¯	931	38,764	5,118
Dividends declared — Common shares	¯	¯	¯	¯	¯	¯	—	(5,941)	¯	¯	¯	¯	(5,941)	¯
Dividends declared — Preferred A shares	¯	¯	¯	¯	¯	¯	¯	(795)	¯	¯	¯	¯	(795)	¯
Dividends declared — Preferred B-1 shares	¯	¯	¯	¯	¯	¯	¯	(1,025)	¯	¯	¯	¯	(1,025)	¯
Dividends declared — Preferred D shares	¯	¯	¯	¯	¯	¯	¯	(4,735)	¯	¯	¯	¯	(4,735)	¯
Change in unrealized losses on derivatives	¯	¯	¯	¯	¯	¯	¯	¯	7	¯	¯	¯	7	1
Reclassification to interest expense	¯	¯	¯	¯	¯	¯	¯	¯	132	¯	¯	35	167	19
Distributions to noncontrolling interests.	¯	¯	¯	¯	¯	¯	¯	¯	¯	¯	¯	(2,816)	(2,816)	(1,783)
Redemption/conversion of operating partnership units	¯	¯	¯	¯	100	1	1,030	(66)	¯	¯	¯	¯	965	(965)
Operating partnership units redemption value adjustments	—	—	—	—	—	—	—	(13,030)	—	—	—	—	(13,030)	13,030

Balance at March 31, 2011	1,488	$15	8,967	$90	123,504	$1,235	$1,556,040	$(531,547)	$(411)	(64,100)	$(191,578)	$14,860	$848,704	$142,998

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash Flows from Operating Activities
Net income	$43,882	$5,226
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	32,973	37,208
Impairment charges	(340)	(769)
Equity in earnings of unconsolidated joint venture	(28,124)	(658)
Distributions of earnings from unconsolidated joint venture	—	203
Income from derivatives	(18,003)	(15,534)
Amortization of loan costs, write-off of loan costs and exit fees	2,051	1,670
Gain on disposition of hotel properties	(2,802)	—
Unrealized (gain) loss on derivatives	16,817	(13,908)
Stock/unit-based compensation expense	1,814	1,172
Changes in operating assets and liabilities
Restricted cash	(5,819)	7,231
Accounts receivable and inventories	(42,382)	(13,487)
Prepaid expenses and other assets	1,208	200
Accounts payable and accrued expenses	16,898	19,802
Due to/from related parties	(1,532)	(258)
Due to/from third-party hotel managers	(978)	(2,200)
Other liabilities	286	(275)

Net cash provided by operating activities	15,949	25,623

Cash Flows from Investing Activities
Repayments of notes receivable	313	20,823
Proceeds from sale/disposition of properties	143,915	—
Investment in unconsolidated joint venture	(145,750)	—
Acquisition of condominium properties	(12,000)	—
Improvements and additions to hotel properties	(13,921)	(18,196)

Net cash provided by (used in) investing activities	(27,443)	2,627

Cash Flows from Financing Activities
Repayments of indebtedness and capital leases	(125,219)	(1,377)
Payments of deferred loan costs	(2,166)	(834)
Issuance of common stock	2,814	—
Distributions to noncontrolling interests in consolidated joint ventures	(127)	(129)
Payments of dividends	(7,291)	(5,566)
Cash income from derivatives	18,203	15,707
Repurchases of treasury stock	—	(29,094)
Redemption of operating partnership units and other	1	54

Net cash used in financing activities	(113,785)	(21,239)

Net increase (decrease) in cash and cash equivalents	(125,279)	7,011
Cash and cash equivalents at beginning of period	217,690	165,168

Cash and cash equivalents at end of period	$92,411	$172,179

Supplemental Cash Flow Information
Interest paid	$32,239	$32,081
Income taxes paid (refund)	$(63)	$257
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$1,034	$1,155
Asset contributed to unconsolidated joint venture	$15,000	$—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
     Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford”), is a self-advised real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity, and debt. We commenced operations in August 2003 with the acquisition of six hotels in connection with our initial public offering. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford, serves as the sole general partner of our operating partnership. In this report, the terms “the Company,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
     As of March 31, 2011, we owned 92 hotel properties directly and five hotel properties through majority-owned investments in joint ventures, which represents 20,774 total rooms, or 20,458 net rooms excluding those attributable to our joint venture partners. All of these hotel properties are located in the United States. In March 2011, we acquired 96 units of hotel condominiums at WorldQuest Resort in Orlando, Florida for $12.0 million. Also in March 2011, with an investment of $150.0 million, we converted our interest in a joint venture that held a mezzanine loan into a 71.74% common equity interest and a $25.0 million preferred equity interest in a new joint venture (the PIM Highland JV) that holds 28 high quality full and select service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner. See Notes 3 and 6. At March 31, 2011, we also wholly owned mezzanine loan receivables with a carrying value of $20.9 million.
     For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2011, 96 of our 97 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of March 31, 2011, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations.
     Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of March 31, 2011, Remington Lodging managed 46 of our 97 hotel properties, while third-party management companies managed the remaining 51 hotel properties.
2. Significant Accounting Policies
     Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared inaccordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford, its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report to Shareholders on Form 10-K.
     The following items affect our reporting comparability related to our consolidated financial statements:
•	Some of our properties’ operations have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•	Marriott International, Inc. (“Marriott”) manages 41 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the first quarters of 2011 and 2010 ended March 25 and March 26, respectively.
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
     Investments in Hotel Properties — Hotel properties are generally stated at cost. However, the remaining four hotel properties contributed upon Ashford’s formation in 2003 that are still owned by Ashford (the “Initial Properties”) are stated at the predecessor’s historical cost, net of impairment charges, if any, plus a noncontrolling interest partial step-up related to the acquisition of noncontrolling interests from third parties associated with four of the Initial Properties. For hotel properties owned through our majority-owned joint ventures, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the joint ventures. All improvements and additions which extend the useful life of the hotel properties are capitalized.
     Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. No impairment charges were recorded for hotel properties for the three months ended March 31, 2011 or 2010.
     Notes Receivable — We provide mezzanine and first-mortgage financing in the form of notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three months ended March 31, 2011 and $337,000 interest income was recognized for the three months ended March 31, 2010.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. No impairment charges were recorded during the three months ended March 31, 2011 or 2010. Valuation adjustments of $340,000 and $769,000 on previously impaired notes were credited to impairment charges during the three months ended March 31, 2011 and 2010, respectively.
     Investments in Unconsolidated Joint Ventures — Investments in joint ventures in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income (loss). We review the investment in our unconsolidated joint ventures for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. The investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint venture. No such impairment was recorded in the three months ended March 31, 2011 and 2010. The equity accounting method is employed for our investment in the PIM Highland JV due to the fact that we do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations, and expending amounts, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in PIM Highland JV had a carrying value of $193.1 million at March 31, 2011, which was based on our share of PIM Highland JV’s equity. As discussed further in Note 6, the PIM Highland JV is in the process of finalizing their purchase price allocation. Therefore, our share of the PIM Highland JV’s equity has been based on the preliminary purchase price allocation.
     Assets Held for Sale and Discontinued Operations — We classify assets as held for sale when management has obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property when it becomes subject to the control of a government, court, administrator or regulator and we effectively lose control of the property/subsidiary. When deconsolidating a property/subsidiary, we recognize a gain or loss in net income measured as the difference between the fair value of any consideration received, the fair value of any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated, and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.
     During the three months ended March 31, 2011, we completed the sale of three hotel properties that were reclassified as assets held for sale at December 31, 2010, and recorded a net gain of $2.8 million.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Recently Adopted Accounting Standards — In December 2010, FASB issued an accounting standard update to require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The new disclosures are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The pro forma disclosures related to our acquisition of the 28-hotel portfolio through the PIM Highland JV in Note 16 are made in accordance with the new requirements. The adoption did not have an impact on our financial position and results of operations.
     Reclassifications — Certain amounts in the consolidated financial statements for the three months ended March 31, 2010 have been reclassified for discontinued operations. These reclassifications have no effect on the results of operations or financial position previously reported.
3. Summary of Significant Transactions
     Acquisition of Hotel Properties Securing Mezzanine Loans Held in Unconsolidated Joint Ventures — In July 2010, as a strategic complement to our existing joint venture with Prudential Real Estate Investors (“PREI”) formed in 2008, we contributed $15.0 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a portion of the tranche 4 mezzanine loan associated with JER Partners’ 2007 privatization of the JER/Highland Hospitality portfolio (the “Highland Portfolio”). The mezzanine loan was secured by the same 28 hotel properties as our then existing joint venture investment in the tranche 6 mezzanine loan. Both of these mezzanine loans were in default since August 2010. After negotiating with the borrowers, senior secured lenders and senior mezzanine lenders for a restructuring, we, through another new joint venture, the PIM Highland JV, with PRISA III Investments, LLC (“PRISA III”) (an affiliate of PREI), invested $150.0 million and PRISA III invested $50.0 million of new capital to acquire the 28 high quality full and select service hotel properties comprising the Highland Portfolio on March 10, 2011. We and PRISA III have ownership interests of 71.74% and 28.26%, respectively, in the new joint venture. In addition to the common equity splits, we and PRISA III each have a $25.0 million preferred equity interest earning an accrued but unpaid 15% return with priority over common equity distributions. Our investment in the PIM Highland JV is accounted for using the equity method and the carrying value was $193.1 million at March 31, 2011. The PIM Highland JV recognized a gain of $75.4 million at acquisition, of which our share was $43.2 million, based on the preliminary assessment of the fair value of the assets acquired and the liabilities assumed. The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The allocation of the purchase price to the assets and liabilities will be finalized as soon as practicable upon completion of the analysis of the fair values of the assets acquired and liabilities assumed, which could result in adjustments to the gain recognized based on the preliminary assessment. See Note 6.
     Litigation Settlement — In March 2010, we entered into a Consent and Settlement Agreement (the “Settlement Agreement”) with Wells Fargo Bank, N.A. (“Wells”) to resolve potential disputes and claims between us and Wells

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
relating to our purchase of a participation interest in certain mezzanine loans. Wells denied the allegations in our complaint and further denies any liability for the claims asserted by us; however, the Settlement Agreement was entered into to resolve our claims against Wells and to secure Wells’ consent to our participation in the Highland Hospitality Portfolio restructuring. Pursuant to the Settlement Agreement, Wells has agreed to pay us $30.0 million over the next five years, or earlier, if certain conditions are satisfied. As part of the Settlement Agreement, we and Wells have agreed to a mutual release of claims. We expect that the settlement amount will likely be paid within the next 12 months. We recorded a receivable of $30.0 million and accrued legal costs of $5.5 million for the settlement. Of the total settlement amount, $30.0 million was recorded as “Other income” and the associated legal costs of $5.5 million were recorded as “Corporate general and administrative expenses” in the consolidated statements of operations.
     Acquisition of Condominium Properties — In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project. More specifically, we acquired 96 condominium units, hotel amenities land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMA’s”) with third party owners of condominium units in the project. Units owned by third parties with RMA’s and 62 of the 96 units we acquired participate in a rental pool program whereby the units are leased to guests similar to a hotel operation. Under the terms of the RMA’s, we share in a percentage of the guest room revenues and are reimbursed for certain costs. The remaining 34 units that we own are currently being finished out and will be added to the rental pool when completed. All of these units are included in “Investment in hotel properties, net” in the consolidated balance sheet.
     Resumption of Common Dividends — In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. The dividend of $0.10 for the first quarter of 2011 was paid in April 2011, and subsequent payments will be reviewed on a quarterly basis.
     Completion of Sales of Hotel Properties — In the three months ended March 2011, we completed the sale of the three hotel properties which were classified as assets held for sale at December 31, 2010, the JW Marriott hotel in San Francisco, California, the Hilton hotel in Rye Town, New York and the Hampton Inn hotel in Houston, Texas. We received net proceeds of $93.7 million (net of repayments of related mortgage debt of $50.2 million). We used the net proceeds to reduce $70.0 million of the borrowings on our senior credit facility.
     Sale of Additional Shares of Our Common Stock — In January 2011, an underwriter purchased 300,000 shares of our common stock through the partial exercise of the underwriter’s 1.125 million share over-allotment option in connection with the issuance of 7.5 million shares of common stock completed in December 2010, and we received net proceeds of $2.8 million.
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land	$488,901	$488,901
Buildings and improvements	2,778,135	2,774,822
Furniture, fixtures and equipment	394,386	383,860
Construction in progress	2,664	4,473
Condominium properties	12,359	—

Total cost	3,676,445	3,652,056
Accumulated depreciation	(658,784)	(628,320)

Investment in hotel properties, net	$3,017,661	$3,023,736

     In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project. More specifically, we acquired 96 condominium units, hotel amenities land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMA’s”) with third party owners of condominium units in the project. Units owned by third parties with RMA’s and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
62 of the 96 units we acquired participate in a rental pool program whereby the units are leased to guests similar to a hotel operation. Under the terms of the RMA’s, we share in a percentage of the guest room revenues and are reimbursed for certain costs. The remaining 34 units that we own are currently being finished out and will be added to the rental pool when completed. All of these units are included in “Investment in hotel properties, net” in the consolidated balance sheet.
5. Notes Receivable
     We had two mezzanine loans at March 31, 2011 and December 31, 2010. One mezzanine loan that is secured by a 105 hotel property portfolio has an unpaid principal balance of $25.7 million and an interest rate of LIBOR plus 5%, and is scheduled to mature in April 2011. In December 2010, we evaluated the collectability of this mezzanine loan and weighted different probabilities of outcome from full repayment at maturity to a foreclosure by the senior lender. Based on the analysis, we recorded a valuation allowance of $7.8 million. At March 31, 2011 and December 31, 2010, this mezzanine loan had a net carrying value of $17.9 million. No interest income was recognized for the three months ended March 31, 2011. Interest payments received on this loan since December 31, 2010 have been recorded as a credit to impairment charges.
     The other mezzanine loan secured by one hotel property that had an original principal balance of $38.0 million was restructured in 2010 with a cash payment of $20.2 million and a $4.0 million note receivable which matures in June 2017 with an interest rate of 6.09%. At March 31, 2011 and December 31, 2010, this mezzanine loan had a net carrying value of $3.0 million.
     Both of these loans were current at March 31, 2011. However, payments on these loans totaling $313,000 during the three months ended March 31, 2011 have been treated as a reduction of carrying values, and the valuation allowance adjustments have been recorded as credits to impairment charges in accordance with applicable accounting guidance. The average investment in impairment loans for the three months ended March 31, 2011 and 2010 was $20.9 million and $12.9 million, respectively.
     From time to time, in evaluating possible loan impairments, we analyze our notes receivable individually and collectively for possible loan losses in accordance with applicable authoritative accounting guidance. The terms of our notes or participations are structured based on the different features of the related collateral and the priority in the borrower’s capital structure. Based on the analysis, if we conclude that no loans are individually impaired, we then further analyze the specific characteristics of the loans, based on other authoritative guidance to determine if there would be probable losses in a group of loans with similar characteristics.
6. Investment in Unconsolidated Joint Ventures
     As discussed in Note 3, we acquired a 71.74% ownership interest in the PIM Highland JV and a $25.0 million preferred equity interest earning an accrued but unpaid 15% return with priority over common equity distributions. Although we have the majority ownership interest and can exercise significant influence over the joint venture, we do not have control of the joint venture’s operations. All the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations, and expending amounts, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, our investment in the joint venture is accounted for using the equity method, which had a carrying value of $193.1 million at March 31, 2011.
     The 28-hotel property portfolio acquired and the indebtedness assumed by the joint venture had preliminary fair values of approximately $1.3 billion and $1.1 billion, respectively, at the date of acquisition based on third-party appraisals (after a paydown of $170.0 million of related debt). Cash, receivables, other assets acquired and other liabilities assumed had a net value of approximately $291.1 million at the date of acquisition. The joint venture repaid $170.0 million of the debt assumed at acquisition. The purchase price was the result of arms-length negotiations. The PIM Highland JV recognized a gain of $75.4 million at acquisition, of which our share was $43.2 million, based on the preliminary assessment of the fair value of the assets acquired and the liabilities assumed. The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The joint venture is in the process of evaluating the values assigned to investments in hotel

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
properties, ground leases for above/below market rents, management contracts with non-affiliated managers, other intangibles and property level balances that have been transferred on to the joint venture’s balance sheet. Thus, the balances reflected below are subject to change and could result in adjustments to the gain recorded on a preliminary basis. Any change in valuation of the PIM Highland JV’s preliminary investments in hotel properties will also impact the depreciation and amortization expense and the resulting gain included in equity in earnings of unconsolidated joint venture on the Consolidated Statement of Operations.
     The following tables summarize the balance sheet as of March 31, 2011 and the statement of operations for the period from March 10, 2011 through March 31, 2011 of the PIM Highland JV (in thousands):
PIM Highland JV
Consolidated Balance Sheet
March 31, 2011

Assets
Investments in hotel properties, net	$1,275,768
Cash and cash equivalents	21,499
Restricted cash	57,530
Accounts receivable	21,044
Inventories	1,594
Deferred costs, net	14,125
Prepaid expenses and other assets	6,251
Interest rate derivatives	1,501
Due from affiliates	1,444
Due from third-party hotel managers	12,785

Total assets	$1,413,541

Liabilities and partners’ capital
Liabilities:
Indebtedness and capital leases	$1,097,248
Accounts payable and accrued expenses	31,483
Due to third-party hotel managers	457

Total liabilities	1,129,188
Partners’ capital	284,353

Total liabilities and equity	$1,413,541

Our ownership interest in PIM Highland JV	$193,125

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PIM Highland JV
Consolidated Statement of Operations
For the Period from March 10, 2011 through March 31, 2011

Revenue
Rooms	$16,439
Food and beverage	6,122
Other	918

Total revenue	23,479

Expenses
Rooms	3,594
Food and beverage	3,960
Other expenses	6,540
Management fees	764
Property taxes, insurance and other	1,305
Depreciation and amortization	5,850
Transaction acquisition costs	17,616
General and administrative	172

Total expenses	39,801

Operating loss	(16,322)
Interest expense and amortization of loan costs	(3,868)
Gain recognized at acquisition	75,372
Unrealized loss on derivatives	(590)
Income tax expense	(239)

Net income	$54,353

Our equity in earnings recorded	$28,124

     Additionally, as of March 31, 2011, we had an 18% subordinated interest in a joint venture that holds the Sheraton hotel property in Dallas, Texas, (which was sold after the quarter-end), and a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis. Both of these joint ventures have zero carrying values at March 31, 2011 and December 31, 2010.
7. Asset Held for Sale and Discontinued Operations
     In the quarter ended March 31, 2011, we completed the sales of the JW Marriott San Francisco in California, the Hilton Rye Town in New York and the Hampton Inn Houston in Texas. The operating results of these hotel properties are reported as discontinued operations for all periods presented. For the three months ended March 31, 2010, operating results of discontinued operations also include those of the Hilton Suites Auburn Hills in Michigan that was sold in June 2010, and the Westin O’Hare in Illinois that was transferred to the lender through a deed-in-lieu of foreclosure in September 2010. The following table summarizes the operating results of the discontinued hotel properties (in thousands):

	Three Months Ended March 31,
	2011	2010
Hotel revenue	$8,726	$17,809
Hotel operating expenses	(7,065)	(15,057)

Operating income	1,661	2,752
Property taxes, insurance and other	(625)	(1,919)
Depreciation and amortization	—	(3,168)
Gain on disposal of properties	2,802	—
Interest expense and amortization of loan costs	(687)	(2,499)
Write-off of premiums, loan costs and exit fees	(948)	—

Income (loss) from discontinued operations before income tax expense	2,203	(4,834)
Income tax (expense) benefit	(85)	57
(Income) loss from discontinued operations attributable to noncontrolling interests in consolidated joint venture	(1,023)	(37)
(Income) loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	(135)	741

Income (loss) from discontinued operations attributable to Company	$960	$(4,073)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Indebtedness
     Indebtedness of our continuing operations consisted of the following (in thousands):

				March 31,	December 31,
Indebtedness	Collateral	Maturity	Interest Rate	2011	2010
Mortgage loan	1 hotel	January 2011(1)	8.32%	$5,775	$5,775
Mortgage loan	5 hotels	December 2011	LIBOR(2) + 1.72%	203,400	203,400
Senior credit facility	Notes receivable	April 2012	LIBOR(2) + 2.75% to 3.5%(3)	45,000	115,000
Mortgage loan	10 hotels	May 2011(4)	LIBOR(2) + 1.65%	167,202	167,202
Mortgage loan	2 hotels	August 2013	LIBOR(2) + 2.75%	148,958	150,383
Mortgage loan	1 hotel	December 2014	Greater of 5.5% or LIBOR(2) + 3.5%	19,740	19,740
Mortgage loan	8 hotels	December 2014	5.75%	108,410	108,940
Mortgage loan	10 hotels	July 2015	5.22%	158,443	159,001
Mortgage loan	8 hotels	December 2015	5.70%	100,119	100,576
Mortgage loan	5 hotels	December 2015	12.26%	148,753	148,013
Mortgage loan	5 hotels	February 2016	5.53%	114,242	114,629
Mortgage loan	5 hotels	February 2016	5.53%	94,742	95,062
Mortgage loan	5 hotels	February 2016	5.53%	82,067	82,345
Mortgage loan	1 hotel	April 2017	5.91%	35,000	35,000
Mortgage loan	2 hotels	April 2017	5.95%	128,251	128,251
Mortgage loan	3 hotels	April 2017	5.95%	260,980	260,980
Mortgage loan	5 hotels	April 2017	5.95%	115,600	115,600
Mortgage loan	5 hotels	April 2017	5.95%	103,906	103,906
Mortgage loan	5 hotels	April 2017	5.95%	158,105	158,105
Mortgage loan	7 hotels	April 2017	5.95%	126,466	126,466
TIF loan	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan	1 hotel	November 2020	6.26%	104,600	104,901
Mortgage loan	1 hotel	April 2034	Greater of 6% or Prime + 1%	6,753	6,791

Total indebtedness				$2,444,610	$2,518,164

(1)	We obtained a three-year extension on this loan to May 2014 in May 2011.

(2)	LIBOR rates were 0.24% and 0.26% at March 31, 2011 and December 31, 2010, respectively.

(3)	Based on the debt-to-assets ratio defined in the loan agreement, interest rate on this debt was LIBOR + 3% at March 31, 2011 and December 31, 2010.

(4)	The remaining one-year extension option as of March 31, 2011 has been exercised.
     In March 2010, we elected to stop making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut. After negotiating with the special servicer, in May 2011, we obtained a three-year extension on this loan to May 2014. We paid $1.0 million at closing including a 1.25% extension fee, the principal and interest through May 1, 2011 to bring the loan current and certain deposits pursuant to the modification agreement.
     We are required to maintain certain financial ratios under various debt, preferred equity and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Hospitality Trust, Inc. or our operating partnership, Ashford Hospitality Limited Partnership and the liabilities of such subsidiaries do not constitute the obligations of Ashford Hospitality Trust, Inc. or Ashford Hospitality Limited Partnership. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of March 31, 2011, we were in compliance with all covenants or other requirements set forth in our debt and derivative agreements as amended. There were no requirements to submit our covenant calculations related to our Series B-1 convertible preferred stock as all the outstanding shares were redeemed or converted to common stock on May 3, 2011. See Note 17.

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

	Three Months Ended
	March 31,
	2011	2010
Income (loss) attributable to common shareholders — Basic:
Income (loss) from continuing operations attributable to the Company	$36,873	$9,208
Less: Dividends on preferred stocks	(6,555)	(4,830)
Less: Dividends on common stock	(5,830)	—
Less: Dividends on unvested restricted shares	(110)	—
Less: Income from continuing operations allocated to unvested shares	(454)	(152)

Undistributed income from continuing operations allocated to common shareholders	$23,924	$4,226

Income (loss) from discontinued operations attributable to the Company	$960	$(4,073)
Less: (Income) loss from discontinued operations allocated to unvested shares	(18)	141

Undistributed income (loss) from discontinued operations allocated to common shareholders	$942	$(3,932)

Income (loss) attributable to common shareholders — Diluted:
Income from continuing operations distributed to common shareholders	$5,830	$—
Undistributed income from continuing operations allocated to common shareholders	23,924	4,226

Total distributed and undistributed income from continuing operations — basic	29,754	4,226
Add back: Income allocated to Series B-1 convertible preferred stock	1,024	—
Add back: Income allocated to operating partnership units	4,983	—
Add back: Difference in income allocated to unvested shares	124	—

Income from continuing operations allocated to common shareholders — diluted	$35,885	$4,226

Undistributed income (loss) from discontinued operations allocated to common shareholders	$942	$(4,073)
Income (loss) from discontinued operations allocated to unvested shares	18	—

Income (loss) from discontinued operations allocated to common shareholders	960	(4,073)
Add back: Income from discontinued operations allocated to operating partnership units	134	—
Add back: Income allocated to unvested shares	(13)	—

Income from discontinued operations allocated to common shareholders	$1,081	$(4,073)

Total distributed and undistributed net income allocated to common shareholders	$36,966	$153

Weighted average common shares outstanding	57,931	53,073
Effect of assumed conversion of Series B-1 convertible preferred stock	7,248	—
Effect of assumed conversion of operating partnership units	14,151	—

Weighted average diluted shares outstanding	79,330	53,073

Basic income (loss) per share:
Income from continuing operations allocated to common shareholders per share	$0.51	$0.08
Income (loss) from discontinued operations allocated to common shareholders per share	0.02	(0.07)

Net income (loss) allocated to common shareholders per share	$0.53	$0.01

Diluted income (loss) per share:
Income from continuing operations allocated to common shareholders per share	$0.45	$0.08
Income (loss) from discontinued operations allocated to common shareholders per share	0.01	(0.07)

Net income (loss) allocated to common shareholders per share	$0.46	$0.01

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to the anti-dilutive effect, the computation of diluted income (loss) per diluted share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Income (loss) from continuing operations allocated to common shareholders is not adjusted for:
Dividends to Series B-1 convertible preferred stock	$—	$1,042
Income attributable to redeemable noncontrolling interests in operating partnership units	—	1,533

Total	$—	$2,575

Income (loss) from discontinued operations allocated to common shareholders is not adjusted for:
Loss attributable to redeemable noncontrolling interests in operating partnership units	$—	$(741)

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of Series B-1 convertible preferred stock	—	7,448
Effect of assumed conversion of operating partnership units	—	14,370

Total	—	21,818

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
     We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2011, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.26% to 1.97% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values assumed a downtrend in nonperformance risk for us and an uptrend for most of our counterparties.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	March 31, 2011			December 31, 2010
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets
Non-hedge derivatives:
Interest rate swap	$65,789	$—	$65,789	$74,283	$—	$74,283
Interest rate cap	—	—	—	—	—	—
Interest rate flooridor	28,336	—	28,336	37,532	—	37,532
Hedge derivatives:
Interest rate cap	—	—	—	3	—	3

Subtotal	94,125	—	94,125	111,818	—	111,818

Liabilities
Non-hedge derivatives:
Interest rate floor	(4,067)	—	(4,067)	(4,951)	—	(4,951)

Subtotal	(4,067)	—	(4,067)	(4,951)	—	(4,951)

Net	$90,058	$—	$90,058	$106,867	$—	$106,867

     The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$—	$(17,972)
Total unrealized loss included in earnings	—	(2,042)
Assets transferred out of Level 3 still held at the reporting date(1)	—	20,014

Balance at end of period	$—	$—

(1)	Transferred in/out of Level 3 because the unobservable inputs used to determine the fair value at end of period were more/less than 10% of the total valuation of these derivatives.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our non-hedge designated interest rate derivatives as of March 31, 2011 and December 31, 2010, and the effects of these derivatives on the consolidated statements of operations for the three months ended March 31, 2011 and March 31, 2010 were as follows ($ in thousands):

										Interest Savings
							Gain or (Loss)			or (Cost)
					Fair Value		Recognized in Income			Recognized in Income
					Assets (Liabilities)		Three Months Ended			Three Months Ended
	Notional				March 31,	December 31,	March 31,			March 31,
Derivative Type	Amount	Strike Rate	Maturity		2011	2010	2011		2010	2011	2010
Interest rate cap	$1,000,000	3.75%	2011		$—	$—	$—		$(244)	$—	$—
Interest rate swap	$1,800,000	Pays LIBOR plus 2.638%, receives 5.84%	2013		82,385	95,081	(12,696)		12,860	13,234	13,364
Interest rate swap	$1,475,000	Pays 4.084%, receives LIBOR plus 2.638%	2013		(16,775)	(20,922)	4,147		—	(4,369)	—
Interest rate swap	$325,000	Pays 4.114%, receives LIBOR plus 2.638%	2013		179	124	56		—	(183)	—
Interest rate floor	$1,475,000	1.25%	2013	(1)	—	—	—		(1,673)	—	(3,753)
Interest rate floor	$325,000	1.25%	2013		(4,067)	(4,951)	883		(369)	(804)	(827)
Interest rate flooridor	$3,600,000	1.25% — 0.75%	2010		—	—	(9,196)		(2,420)	—	4,500
Interest rate flooridor	$1,800,000	1.75% — 1.25%	2010		—	—	—		(1,638)	—	2,250
Interest rate flooridor	$1,800,000	2.75% — 0.50%	2011		28,336	37,532	—		7,419	10,125	—

Total					$90,058 (2)	$106,864 (2)	$(16,806	)(3)	$13,935 (3)	$18,003 (4)	$15,534 (4)

(1)	This interest rate floor was terminated in October 2010, and replaced by the 4.084%, $1,475,000 notional amount interest rate swap.

(2)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(3)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(4)	Reported as “Other income” in the consolidated statements of operations.
     The fair value of our hedge-designated interest rate derivatives as of March 31, 2011 and December 31, 2010, and the effects of these derivatives on the consolidated statements of operations for the three months ended March 31, 2011 and 2010 were as follows ($ in thousands):

											Gain (Loss)
									Reclassified from		Recognized in
							Income (Loss)		Accumulated OCI		in Income for
							Recognized in OCI		into Interest Expense		Ineffective Portion
				Fair Value of Asset			Three Months Ended		Three Months Ended		Three Months Ended
	Notional	Strike		March 31,	December 31,		March 31,		March 31,		March 31,
Derivative Type	Amount	Rates	Maturity	2011	2010		2011	2010	2011	2010	2011		2010
Interest rate cap	$160,000	5.00%	2010	$—	$—		$—	$80	$—	$76	$—		$(4)
Interest rate cap	$160,000	5.00%	2011	—	—		141	(53)	141	—	—		(23)
Interest rate cap	$55,000	5.00%	2010	—	—		—	18	—	18	—		—
Interest rate cap	$55,000	5.00%	2011	—	—		21	(6)	12	—	(9)		—
Interest rate cap	$60,800	4.81%	2012	—	2		—	(77)	—	1	(2)		—
Interest rate cap	$203,400	4.50%	2010	—	—		—	(7)	—	—	—		—
Interest rate cap	$203,400	6.25%	2011	—	1		(1)	—	—	—	—		—
Interest rate cap	$167,212	6.00%	2010	—	—		—	14	—	14	—		—
Interest rate cap	$167,212	4.75%	2011	—	—		24	—	24	—	—		—
Interest rate corridor	$130,000	4.6%-6.0%	2010	—	—		—	2	—	2	—		—
Interest rate cap	$19,740	4.00%	2012	—	—		9	(30)	9	—	—		—

Total				$—	$3	(1)	$194	$(59)	$186	$111	$(11	)(2)	$(27	)(2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.

(2)	Included in “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.
     During the next twelve months, we expect $416,000 of accumulated comprehensive loss related to the interest rate derivatives will be reclassified to interest expense.
     We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2011, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives related to this agreement was an asset of $61.7 million.
11. Redeemable Noncontrolling Interests
     Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to these limited partners with regard to the Class B units. Class B common units have a fixed dividend rate of 7.2%, and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B units, all other outstanding units represent common units. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed for either cash or, at Ashford’s sole discretion, one share of Ashford’s common stock. The Class B common units are convertible at the option of Ashford or the holder, into an equivalent number of common units at any time after July 13, 2016.
     Beginning in 2008, we started issuing LTIP units to certain executives and employees as compensation. These units have vesting periods ranging from three to four and one-half years. Upon vesting, each LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at Ashford’s election, settled in Ashford’s common stock. Since 2008, we have issued 2.2 million LTIP units. As of March 31, 2011, all the LTIP units issued prior to that date had reached full economic parity with the common units. All the LTIP units issued on or before March 31, 2011 had an aggregate value of $14.3 million at the date of grant which is being amortized over the vesting period. Compensation expense of $855,000 and $297,000 was recognized for the three months ended March 31, 2011 and 2010, respectively. The unamortized value of the LTIP units was $8.6 million at March 31, 2011, and that amount is being amortized over periods from 0.4 year to 5 years.
     During the three months ended March 31, 2011, 100,000 operating partnership units with a fair value of $1.0 million presented for redemption were converted to common shares at our election.
     Redeemable noncontrolling interests in our operating partnership as of March 31, 2011 and December 31, 2010 were $143.0 million and $126.7 million, which represented ownership of 17.7% and 17.5% in our operating partnership, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2011 and December 31, 2010 included adjustments of $84.4 million and $72.3 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. We allocated net income of $5.1 million and $792,000 for the three months ended March 31, 2011 and March 31, 2010, respectively, to these redeemable noncontrolling interests. During the three months ended March 31, 2011, we declared cash distributions totaling $1.8 million with respect to the operating units. This distribution was recorded as a reduction of redeemable noncontrolling interests in operating partnership. No distributions were declared for the three months ended March 31, 2010.
12. Equity and Equity-Based Compensation
     Sale of Additional Shares of Our Common Stock — In January 2011, an underwriter purchased 300,000 shares of our common stock through the partial exercise of the underwriter’s 1.125 million share over-allotment option in connection with the issuance of 7.5 million shares of common stock completed in December 2010, and we received net proceeds of $2.8 million.
     Resumption of Common Dividends — In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. The dividend of $0.10 for the first quarter of 2011 was paid in April, 2011, and subsequent payments will be reviewed on a quarterly basis.
     Stock-Based Compensation — During the three months ended March 31, 2011 and 2010, we recognized compensation expense of $959,000 and $877,000, respectively, related to our equity-based compensation plan. As of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2011, the unamortized amount of the unvested shares of restricted equity was $3.0 million and is being amortized over periods from 0.4 year to 4.0 years.
     Preferred Dividends — During the three months ended March 31, 2011 and 2010, the Board of Directors declared dividends of $0.5344 per share for our 8.55% Series A preferred stock, or $795,000, and $0.5281 per share for our 8.45% Series D preferred stock, or $4.7 million.
     Noncontrolling Interests in Consolidated Joint Ventures — Noncontrolling joint venture partners have ownership interests ranging from 11% to 25% in five hotel properties with a total carrying value of $14.9 million and $16.7 million at March 31, 2011 and December 31, 2010, respectively, and are reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated joint ventures were allocated an income of $931,000 and a loss of $701,000 for the three months ended March 31, 2011 and 2010, respectively.
13. Commitments and Contingencies
     Restricted Cash — Under certain management and debt agreements for our hotel properties existing at March 31, 2011, we escrow payments required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
     Franchise Fees — Under franchise agreements for our hotel properties existing at March 31, 2011, we pay franchisor royalty fees between 2.5% and 7.3% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2011 and 2031. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
     Our continuing operations incurred franchise fees of $6.7 million and $5.8 million for the three months ended March 31, 2011 and 2010, respectively, which are included in other expenses in the accompanying consolidated statements of operations.
     Management Fees — Under management agreements for our hotel properties existing at March 31, 2011, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 8.5% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2012 through 2032, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
     Taxes — We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2007 through 2010 remain subject to potential examination by certain federal and state taxing authorities. In 2010, the Internal Revenue Service (IRS) audited one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. During the year ended December 31, 2010, the IRS issued a notice of proposed adjustment that reduced the amount of rent we charged to the taxable REIT subsidiary. We own a 75% interest in the hotel properties and the taxable REIT subsidiary at issue. We disagree with the IRS’ position and during the fourth quarter of 2010, we filed a written protest with the IRS and requested an IRS Appeals Office conference. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arm’s length terms as required by applicable Treasury regulations. However, if the IRS were to prevail in its proposed adjustment, our taxable REIT subsidiary would owe approximately $1.1 million additional U.S. federal income taxes plus possible additional state income taxes of $68,000,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
net of federal benefit. We anticipate that the IRS will grant the Appeals conference during third quarter of 2011. We believe we will prevail in the settlement of the audit and that the settlement will not have a material adverse effect on our financial condition and results of operations. In May 2011, the IRS notified us of their intent to examine the federal income tax return for this same TRS for the tax year ended December 31, 2008. During 2010, the Canadian taxing authorities selected our TRS subsidiary that leased our one Canadian hotel for audit for the tax years ended December 31, 2007, 2008 and 2009. The Canadian hotel was sold in June 2008 and the TRS ceased activity in Canada at that time. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition.
     If we dispose of the four remaining properties contributed in connection with our initial public offering in 2003 in exchange for units of operating partnership, we may be obligated to indemnify the contributors, including our Chairman and Chief Executive Officer, each of whom have substantial ownership interests, against the tax consequences of the sale. In addition, we agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness of at least $16.0 million, which allows contributors of the Las Vegas hotel property to defer gain recognition in connection with their contribution.
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
     Potential Pension Liabilities — Certain employees at one of our hotel properties are unionized and covered by a multiemployer defined benefit pension plan. At acquisition of the hotel property in 2006, there were no unfunded pension liabilities. Although those workers are not our employees, the hotel manager of that hotel property may in the future de-unionize given their work rules. It is reasonably possible that we may incur additional cost for the unfunded pension liabilities should a de-unionizing occur. As of March 31, 2011, we have accrued $74,000 for the potential unfunded liabilities.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$92,411	$92,411	$217,690	$217,690
Restricted cash	$73,485	$73,485	$67,666	$67,666
Accounts receivable	$70,111	$70,111	$27,493	$27,493
Notes receivable	$20,897	$22,759 to $25,155	$20,870	$6,756 to $7,467
Interest rate derivatives — cash flow hedges	$—	$—	$3	$3
Interest rate derivatives — non-cash flow hedges	$90,058	$90,058	$106,864	$106,864
Due from third-party hotel managers	$50,571	$50,571	$49,135	$49,135

Financial liabilities:
Indebtedness of continuing operations	$2,444,610	$2,094,292 to $2,314,744	$2,518,164	$2,082,207 to $2,301,387
Indebtedness of assets held for sale	$—	$—	$50,619	$44,587 to $49,281
Accounts payable and accrued expenses	$98,760	$98,760	$79,248	$79,248
Dividends payable	$14,269	$14,269	$7,281	$7,281
Due to related parties	$1,998	$1,998	$2,400	$2,400
Due to third-party hotel managers	$2,328	$2,328	$1,870	$1,870
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
     Notes receivable. Fair value of the notes receivable may be determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of the notes receivable to be approximately 9% to 20% higher than the carrying value of $20.9 million at March 31, 2011, and approximately 64% to 68% lower than the carrying value of $20.9 million at December 31, 2010.
     Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the indebtedness valuation, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the total indebtedness to be approximately 5% to 14% lower than the carrying value of $2.4 billion at March 31, 2011, and approximately 8% to 17% lower than the carrying value of $2.6 billion at December 31, 2010.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Segment Reporting
     We operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. We do not allocate corporate-level accounts to our operating segments, including corporate general and administrative expenses, non-operating interest income, interest expense and amortization of loan costs, and income tax expense/benefit. Financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended March 31, 2011:
Total revenue	$212,294	$—	$—	$212,294

Total hotel operating expenses	138,033	—	—	138,033
Property taxes, insurance and other	10,929	—	—	10,929
Depreciation and amortization	32,973	—	—	32,973
Impairment charges	—	(340)	—	(340)
Transaction acquisition costs	—	—	(1,224)	(1,224)
Corporate general and administrative	—	—	13,883	13,883

Total expenses	181,935	(340)	12,659	194,254

Operating income (loss)	30,359	340	(12,659)	18,040
Equity in earnings of unconsolidated joint ventures	28,124	—	—	28,124
Interest income	—	—	36	36
Other income	30,000	—	18,003	48,003
Interest expense and amortization of loan costs	—	—	(34,578)	(34,578)
Unrealized loss on derivatives	—	—	(16,817)	(16,817)

Income (loss) from continuing operations before income taxes	88,483	340	(46,015)	42,808
Income taxes	—	—	(1,044)	(1,044)

Income (loss) from continuing operations	$88,483	$340	$(47,059)	$41,764

As of March 31, 2011:
Total assets	$3,404,240	$51,385	$191,142	$3,646,767

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended March 31, 2010:
Total revenue	$198,866	$337	$—	$199,203

Total hotel operating expenses	131,155	—	—	131,155
Property taxes, insurance and other	13,154	—	—	13,154
Depreciation and amortization	34,040	—	—	34,040
Impairment charges	—	(769)	—	(769)
Corporate general and administrative	—	—	6,658	6,658

Total expenses	178,349	(769)	6,658	184,238

Operating income (loss)	20,517	1,106	(6,658)	14,965
Equity in earnings of unconsolidated joint ventures	—	658	—	658
Interest income	—	—	61	61
Other income	—	—	15,519	15,519
Interest expense and amortization of loan costs	—	—	(35,064)	(35,064)
Unrealized gain on derivatives	—	—	13,908	13,908

Income (loss) from continuing operations before income taxes	20,517	1,764	(12,234)	10,047
Income tax expense	—	—	(44)	(44)

Income (loss) from continuing operations	$20,517	$1,764	$(12,278)	$10,003

As of March 31, 2010:
Total assets	$3,534,962	$57,849	$309,533	$3,902,344

16. Pro Forma Financial Information
     As discussed in Notes 3 and 6, on March 10, 2011, we and PREI formed the PIM Highland JV to take ownership of the Highland Hospitality Portfolio through a debt restructuring and consensual foreclosure. At closing, we invested $150.0 million and PREI invested $50.0 million to fund capital expenditures and to reduce debt. We own 71.74% of the joint venture and PREI owns the remaining 28.26%.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following unaudited pro forma statements of operations for the three months ended March 31, 2011 and 2010, are based on our historical consolidated financial statements adjusted to give effect to the completion of the acquisition of the Highland Hospitality Portfolio as if the transaction had occurred at January 1, 2010 and January 1, 2011. The pro forma financial information is prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition transaction occurred on the date indicated or what may result in the future (in thousands, except per share amounts).

	Three Months Ended				Three Months Ended
	March 31, 2011				March 31, 2010
	As	Pro Forma		Pro Forma	As	Pro Forma		Pro Forma
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Hotel revenue	$211,956	$—		$211,956	$198,792	$—		$198,792
Other revenue	338	—		338	411	—		411

Total revenue	212,294	—		212,294	199,203	—		199,203

Hotel expenses	138,033	—		138,033	131,155	—		131,155
Property taxes, insurance and other	10,929	—		10,929	13,154	—		13,154
Depreciation and amortization	32,973	—		32,973	34,040	—		34,040
Impairment charges	(340)	—		(340)	(769)	—		(769)
Transaction acquisition costs	(1,224)	1,224	(1)	—	—	—		—
Corporate general and administrative and other	13,883	—		13,883	6,658	—		6,658

Total expenses	194,254	1,224		195,478	184,238	—		184,238

Operating income (loss)	18,040	(1,224)		16,816	14,965	—		14,965
Equity in earnings of unconsolidated joint ventures	28,124	(39,888	) (2)(3)	(11,764)	658	(10,775	)(2)	(10,117)
Interest and other income	48,039	—		48,039	15,580	—		15,580
Interest expense and amortization of loan costs and write-off of loan costs and exit fees	(34,578)	—		(34,578)	(35,064)	—		(35,064)
Unrealized gain (loss) on derivatives	(16,817)	—		(16,817)	13,908	—		13,908
Income taxes	(1,044)	—		(1,044)	(44)	—		(44)

Income (loss) from continuing operations	41,764	(41,112)		652	10,003	(10,775)		(772)
(Income) loss from continuing operating attributable to noncontrolling interests	(4,891)	5,053	(4)	162	(795)	1,672	(4)	877

Income (loss) from continuing operations attributable to the Company	36,873	(36,059)		814	9,208	(9,103)		105
Preferred dividends	(6,555)	—		(6,555)	(4,830)	—		(4,830)

Income (loss) from continuing operations available to common shareholders	$30,318	$(36,059)		$(5,741)	$4,378	$(9,103)		$(4,725)

Income (loss) per diluted share:
Income (loss) from continuing operations attributable to common shareholders	$0.45			$(0.06)	$0.08			$(0.09)

Weighted average diluted number of shares outstanding	79,330			79,330	53,073			53,073

(1)	To eliminate transaction costs credit recorded in our financial statements.

(2)	To reflect our 71.74% loss in PIM Highland JV that owns the Highland Hospitality Portfolio, which is calculated as follows:

Historical net income of Highland Hospitality Portfolio	$54,353	$(4,300)
Pro forma adjustments:
Additional hotel operating results for the period from January 1, 2011 through March 10, 2011	11,981	—
Additional interest related to assumed debt at higher rates	(11,372)	(4,825)
Amortization of loan costs incurred from assuming debt	(1,337)	(1,744)
Additional depreciation expense based on the fair value of the hotel properties at acquisition and the useful lives under our accounting policies	(11,702)	(4,150)
Additional corporate general and administrative expense for the period from January 1, 2011 through March 10, 2011	(565)	—
Removal of gain recognized at acquisition	(75,372)	—
Removal of transaction acquisition costs	17,616	—

Pro forma adjusted net loss	(16,398)	(15,019)
Our percentage ownership	x 71.74%	x 71.74%

Our portion of PIM Highland JV net loss	(11,764)	(10,775)
Reversal of equity earnings recorded	(28,124)	—

Net adjustments	$(39,888)	$(10,775)

(3)	The equity loss in unconsolidated joint ventures does not include $17.6 million of closing costs incurred by PIM Highland JV.

(4)	To reflect our 71.74% loss in PIM Highland JV that is attributable to noncontrolling interests.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Subsequent Events
     In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of the 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $81.1 million after underwriting fees. Of the total proceeds from the offering $73.0 million was used to redeem 5.9 million shares of the total 7.2 million shares of our Series B-1 convertible preferred stock outstanding on May 3, 2011. The remaining proceeds will be used for other general corporate purposes. The remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock.
     In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower paid off the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference between the settlement amount and the carrying value will be recorded as a credit to impairment charges in accordance with applicable accounting guidance. We used $20.0 million of the settlement proceeds to pay down our senior credit facility.

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
     Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 4, 2011. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.
EXECUTIVE OVERVIEW
General
     Following a recession that lasted over two years, beginning in 2010 the lodging industry started experiencing improvement in fundamentals, specifically occupancy and this improvement has continued into 2011. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, have continued showing upward growth. We believe the improvements in the economy will continue to positively impact the lodging industry and hotel operating results for 2011. Our business strategy is to take advantage of the cyclical nature of the hotel industry. We believe that in the current cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe we will not achieve similar cash flows and values in the immediate future. Industry experts have suggested that cash flows within our industry may achieve these previous highs again in 2014 through 2016.
     Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•	acquisition of hotel properties;

•	disposition of hotel properties;

•	restructuring and liquidating positions in mezzanine loans;

•	pursuing capital market activities to enhance long-term shareholder value;

•	preserving capital, enhancing liquidity, and continuing current cost saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.
     Our investment strategies continue to focus on the upscale and upper-upscale segments within the lodging industry. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-related investment opportunities as they may develop. Our Board of Directors may change our investment strategies at any time without shareholder approval or notice.
SIGNIFICANT TRANSACTIONS AND RECENT DEVELOPMENTS
     Preferred Stock Offering and Redemption of Series B-1 Convertible Preferred Stock — In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of the 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $81.1 million after underwriting fees. Of the total proceeds from the offering $73.0 million was used to redeem 5.9 million shares of the total 7.2 million shares of our Series B-1 convertible preferred stock outstanding on May 3, 2011. The remaining proceeds will be used for other general corporate purposes. The remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock.
     Repayment of a Mezzanine Loan — In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower paid off the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference between the settlement amount and the carrying value will be recorded as a credit to impairment charges in accordance with applicable accounting guidance. We used $20.0 million of the settlement proceeds to pay down our senior credit facility.
     Acquisition of Hotel Properties Securing Mezzanine Loans Held in Unconsolidated Joint Ventures — In July 2010, as a strategic complement to our existing joint venture with Prudential Real Estate Investors (“PREI”) formed in 2008, we contributed $15.0 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a portion of the tranche 4 mezzanine loan associated with JER Partners’ 2007 privatization of the JER/Highland Hospitality portfolio. The mezzanine loan was secured by the same 28 hotel properties as our then existing joint venture investment in the tranche 6 mezzanine loan. Both of these mezzanine loans were in default since August 2010. After negotiating with the borrowers, senior secured lenders and senior mezzanine lenders for a restructuring, we, through another new joint venture, the PIM Highland JV, with PRISA III Investments, LLC (“PRISA III”) (an affiliate of PREI), invested $150.0 million and PRISA III invested $50.0 million of new capital to acquire the 28 high quality full and select service hotel properties comprising the Highland Portfolio on March 10, 2011. We and PRISA III have ownership interests of 71.74% and 28.26%, respectively, in the new joint venture. In addition to the common equity splits, we and PRISA III each have a $25.0 million preferred equity interest earning an accrued but unpaid 15% return with priority over common equity distributions. Our investment in the PIM Highland JV is accounted for using the equity method and the carrying value was $193.1 million at March 31, 2011. The PIM Highland JV recognized a gain of $75.4 million at acquisition, of which our share was $43.2 million, based on the preliminary assessment of the fair value of the assets acquired and the liabilities assumed. The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The allocation of the purchase price to the assets and liabilities will be finalized as soon as practicable upon completion of the analysis of the fair values of the assets acquired and liabilities assumed, which could result in adjustments to the gain recognized based on the preliminary assessment.
     Litigation Settlement — In March 2010, we entered into a Consent and Settlement Agreement (the “Settlement Agreement”) with Wells Fargo Bank, N.A. (“Wells”) to resolve potential disputes and claims between us and Wells relating to our purchase of a participation interest in certain mezzanine loans. Wells denied the allegations in our complaint and further denies any liability for the claims asserted by us; however, the Settlement Agreement was entered into to resolve our claims against Wells and to secure Wells’ consent to our participation in the Highland Hospitality Portfolio restructuring. Pursuant to the Settlement Agreement, Wells has agreed to pay us $30.0 million over the next five years, or earlier, if certain conditions are satisfied. As part of the Settlement Agreement, we and Wells have agreed to a mutual release of claims. We expect that the settlement amount will likely be paid within the next 12 months. We recorded a receivable of $30.0 million and accrued legal costs of $5.5 million for the settlement. Of the total settlement amount, $30.0 million was recorded as “Other income” and the associated legal costs of $5.5 million were recorded as “Corporate general and administrative expenses” in the consolidated statements of operations.
     Acquisition of Condominium Properties — In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project. More specifically, we acquired 96 condominium units, hotel amenities land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMA’s”) with third party owners of condominium units in the project. Units owned by third parties with RMA’s and 62 of the 96 units we acquired participate in a rental pool program whereby the units are leased to guests similar to a hotel operation. Under the terms of the RMA’s, we share in a percentage of the guest room revenues and are reimbursed for certain costs. The remaining 34 units that we own are currently being finished out and will be added to the rental pool when completed. All of these units are included in “Investment in hotel properties, net” in the consolidated balance sheet.
     Resumption of Common Dividends — In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. The dividend of $0.10 for the first quarter of 2011 was paid in April 2011, and subsequent payments will be reviewed on a quarterly basis.
     Completion of Sales of Hotel Properties — In the three months ended March 2011, we completed the sale of the three hotel properties which were classified as assets held for sale at December 31, 2010, the JW Marriott hotel in San Francisco, California, the Hilton hotel in Rye Town, New York and the Hampton Inn hotel in Houston, Texas. We received net proceeds of $93.7 million (net of repayments of related mortgage debt of $50.2 million). We used the net proceeds to reduce $70.0 million of the borrowings on our senior credit facility.
     Sale of Additional Shares of Our Common Stock — In January 2011, an underwriter purchased 300,000 shares of our common stock through the partial exercise of the underwriter’s 1.125 million share over-allotment option in connection with the issuance of 7.5 million shares of common stock completed in December 2010, and we received net proceeds of $2.8 million.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash position from operations is affected primarily by macro industry movements in occupancy and rate as well as our ability to control costs. Further, interest rates greatly affect the cost of our debt service as well as the financial hedges we put in place. We monitor very closely the industry fundamentals as well as interest rates. The strategy is that if the economy underperforms (negatively affecting industry fundamentals), some or all of the loss in cash flow should be offset by our financial hedges due to, what we believe to be, the expectation that the Federal Reserve will probably keep interest rates relatively low. Alternatively, if the Federal Reserve raises interest rates because of inflation, our properties should benefit from the ability to rapidly raise room rates in an inflationary environment. Capital expenditures above our reserves will affect cash flow as well.
     In September 2010, we entered into an at-the-market (“ATM”) program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold during the three months ended March 31, 2011. Proceeds from the ATM program, to the extent the program is utilized, are expected to be used for general corporate purposes including investments and reduction of debt.
     In February 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) that terminates in 2013, and is available to provide us additional liquidity if needed. Pursuant to the SEDA, YA Global has agreed to purchase up to $50.0 million (which may be increased to $65.0 million pursuant to the SEDA) of newly issued shares of our common stock if notified to do so by us in accordance with the SEDA. No shares were sold during the three months ended March 31, 2011.

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
     Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $15.9 million and $25.6 million for three months ended March 31, 2011 and 2010, respectively. The decrease in cash flows from operating activities was primarily due to the timing of collecting receivables from hotel guests and an increase in restricted cash due to additional cash deposits relating to certain debt services and capital expenditures.
     Net Cash Flows Used in Investing Activities. For the three months ended March 31, 2011, investing activities used net cash flows of $27.4 million. Cash outlays consisted of $145.8 million for the acquisition of the 71.74% interest in PIM Highland JV 28-hotel properties, $12.0 million for the acquisition of investment in hotel condominiums, and $13.9 million for capital improvements made to various hotel properties. Cash inflows consisted of $143.9 million from the sale of three hotel properties. For the three months ended March 31, 2010, investing activities provided net cash flows of $2.6 million, consisting of cash inflows of $20.8 million from the principal payments on notes receivable and cash outlays of $18.2 million for capital improvements to various hotel properties.
     Net Cash Flows Used in Financing Activities. For the three months ended March 31, 2011, net cash flows used in financing activities were $113.8 million. Cash outlays consisted of $7.3 million for dividend payments to common and preferred stockholders and unit holders, $2.2 million payment for loan modification and extension fees, $125.2 million for repayments of indebtedness and capital leases, and $127,000 distribution to a noncontrolling interest joint venture partner. These cash outlays were partially offset by cash inflows of $2.8 million from issuance of 300,000 shares of common stock and $18.2 million from the counterparties of our interest rate derivatives. For the three months ended March 31, 2010, net cash flows used in financing activities was $21.2 million. Cash outlays consisted of $29.1 million for purchases of common stock, $5.6 million for dividend payments to preferred shareholders and preferred unit holders, $834,000 payment for loan modification and extension fees, $1.4 million for repayments of indebtedness and capital leases, and $129,000 distribution to a noncontrolling interest joint venture partner. These cash outlays were partially offset by $15.7 million cash payments from the counterparties of our interest rate derivatives.
     We are required to maintain certain financial ratios under various debt, preferred equity and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. At March 31, 2011, we were in compliance with all covenants or other requirements set forth in our debt and derivative agreements as amended.
     Virtually, our only recourse obligation is our $250 million senior credit facility held by nine banks, which expires in April 2012. The outstanding balance on this credit facility at March 31, 2011 was $45.0 million. The main covenants in this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through March 31, 2011 (ours was 1.70x at March 31, 2011), and 1.35x thereafter until expiration; and (ii) the maximum leverage ratio, as defined, of 65% (ours was 60.9% at March 31, 2011). We may be unable to refinance a portion or all of this senior credit facility before maturity, and if it becomes necessary to pay down the principal balance, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises or, to the extent necessary, asset sales.
     The articles governing our Series B-1 convertible preferred stock require us to maintain certain covenants. The impairment charges recorded during the second, third and fourth quarter of 2009, and the second and fourth quarter of 2010 could have prevented us from satisfying one financial ratio. However, the holder of the Series B-1 convertible preferred stock reviewed the specific impairment charges and agreed to exclude the impairment charges incurred in the second, third and fourth quarters of 2009, and the second and fourth quarters of 2010, as they impacted the financial ratio calculations for the affected periods. There were no requirements to submit our covenant calculations related to our

Series B-1 convertible preferred stock as all the outstanding shares were redeemed or converted to common stock on May 3, 2011.
     Based upon the current level of operations, management believes that our cash flow from operations along with our cash balances and the amount available under our senior credit facility ($205.0 million at March 31, 2011) will be adequate to meet upcoming anticipated requirements for interest, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our upcoming 2011 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties and our debt investments.
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
     Dividend Policy. In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our common stock with an annualized target of $0.40 per share for 2011. The dividend of $0.10 for the first quarter of 2011 was paid in April 2011, and subsequent payments will be reviewed on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.

RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended		Favorable/
	March 31,		(Unfavorable)
	2011	2010	Change
Total revenue	$212,294	$199,203	$13,091
Total hotel operating expenses	$(138,033)	$(131,155)	$(6,878)
Property taxes, insurance and other	$(10,929)	$(13,154)	$2,225
Depreciation and amortization	$(32,973)	$(34,040)	$1,067
Impairment charges	$340	$769	$(429)
Transaction acquisition costs	$1,224	$—	$1,224
Corporate general and administrative	$(13,883)	$(6,658)	$(7,225)
Operating income	$18,040	$14,965	$3,075
Equity in earnings of unconsolidated joint ventures	$28,124	$658	$27,466
Interest income	$36	$61	$(25)
Other income	$48,003	$15,519	$32,484
Interest expense and amortization of loan costs	$(34,578)	$(35,064)	$486
Unrealized gain (loss) on derivatives	$(16,817)	$13,908	$(30,725)
Income tax benefit (expense)	$(1,044)	$(44)	$(1,000)
Income from continuing operations	$41,764	$10,003	$31,761
Income (loss) from discontinued operations	$2,118	$(4,777)	$6,895
Net income	$43,882	$5,226	$38,656
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	$(931)	$701	$(1,632)
Net income attributable to redeemable noncontrolling interests in operating partnership	$(5,118)	$(792)	$(4,326)
Net income attributable to the Company	$37,833	$5,135	$32,698
     Income from continuing operations represents the operating results of 97 hotel properties included in continuing operations that we have owned throughout the entirety of the three months ended March 31, 2011 and 2010. The following table illustrates the key performance indicators of these hotels:

	Three Months Ended
	March 31,
	2011	2010
Total hotel revenue (in thousands)	$211,956	$198,792
Room revenue (in thousands)	$163,060	$151,726
RevPAR (revenue per available room)	$92.04	$85.64
Occupancy	69.87%	67.79%
ADR (average daily rate)	$131.73	$126.34
Comparison of the Three Months Ended March 31, 2011 and 2010
     Revenue. Room revenue for the three months ended March 31, 2011 (the “2011 quarter”) increased $11.3 million, or 7.5%, to $163.1 million from $151.7 million for the three months ended March 31, 2010 (the “2010 quarter”). The increase in room revenue was primarily due to the continued improvements in occupancy coupled with the increase in average daily rate. During the 2011 quarter, we experienced a 208 basis points increase in occupancy and a 4.3% increase in room rates as the economy continues to improve. Food and beverage experienced a similar increase of $2.2 million, or 6.2%, due to improved occupancy. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, experienced a slight decline of $526,000.
     Rental income from the triple-net operating lease increased $131,000 primarily due to higher hotel revenues related to that property during the 2011 quarter resulting from improved ADR and the effect of higher occupancy.
     Asset management fees and other were $338,000 and $74,000 for the 2011 quarter and the 2010 quarter, respectively.

     No interest income from notes receivable has been recorded for the 2011 quarter as the remaining two mezzanine loans in our loan portfolio were impaired in the previous two years. As a result, the cash received from the two remaining notes is recorded as credits to impairment charges in accordance with applicable authoritative accounting guidance. We recorded a credit to impairment charges of $340,000 and $769,000 for the 2011 quarter and the 2010 quarter, respectively. In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower repaid the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference between the settlement amount and the carrying value was recorded as a credit to impairment charges in accordance with applicable accounting guidance.
     Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $3.5 million in direct expenses and $3.4 million in indirect expenses and management fees in the 2011 quarter. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues, and higher sales and marketing expenses. The direct expenses were 32.6% of total hotel revenue for the 2011 quarter and 33.0% for the 2010 quarter.
     Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $2.2 million for the 2011 quarter to $10.9 million. The decrease is primarily due to a $1.5 million reduction in property taxes resulting from our continued successful appeals as we secured significant reductions in the assessed value related to certain of our hotel properties. Insurance expense and other decreased $265,000 resulting from lower premiums for insurance policies renewed in June 2010 and lower uninsured losses incurred. The decrease in these expenses also reflects a gain of $244,000 recognized on an insurance settlement.
     Depreciation and Amortization. Depreciation and amortization decreased $1.1 million for the 2011 quarter compared to the 2010 quarter primarily due to certain assets that had been fully depreciated since March 31, 2010, which is partially offset by an increase in depreciation expense resulting from capital improvements made at certain hotel properties since March 31, 2010.
     Impairment Charges. We recorded a credit to impairment charges of $340,000 and $769,000 for the cash received and the valuation adjustments on the previously impaired mezzanine loans.
     Transaction Acquisition Costs. We recorded a credit to transaction acquisition costs of $1.2 million relating to certain costs for the acquisition of the 71.74% interest in PIM Highland JV that were reimbursed by the joint venture.
     Corporate General and Administrative. Corporate general and administrative expenses increased to $13.9 million for the 2011 quarter compared to $6.7 million for the 2010 quarter. The non-cash stock/unit-based compensation expense increased $642,000 primarily due to the higher expense recognized on the restricted stock/unit-based awards granted in 2010 and 2011 at a higher cost per share. For the 2011 quarter, corporate general and administrative expenses also included $5.5 million in legal costs associated with the settlement of litigation. Other corporate general and administrative expenses increased $1.1 million during the 2011 quarter primarily attributable to an increase in target incentives for certain executives.
     Equity in Earnings of Unconsolidated Joint Ventures. We recorded equity in earnings of unconsolidated joint ventures of $28.1 million and $658,000 for the 2011 quarter and the 2010 quarter, respectively. Included in the 2011 quarter were a gain of $75.4 million recognized by the PIM Highland JV at acquisition, of which our share was $43.2 million, and $17.6 million of transaction costs recorded for the acquisition. Excluding the gain and the transaction costs, our equity loss would be $2.4 million for the 2011 quarter.
     Interest Income. Interest income was $36,000 and $61,000 for the 2011 quarter and the 2010 quarter, respectively.
     Other Income. Other income was $48.0 million and $15.5 million for the 2011 quarter and the 2010 quarter, respectively. Income from the non-hedge interest rate swap, floor and flooridors accounted for $18.0 million and $15.5 million for the 2011 quarter and the 2010 quarter, respectively. For the 2011 quarter other income included a gain of $30.0 million recognized from a litigation settlement.

     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $486,000 to $34.6 million for the 2011 quarter from $35.1 million for the 2010 quarter. The decrease is primarily attributable to decreased amortization of loan costs resulting from certain loan costs that were fully amortized at the initial maturity dates and a slight decrease in interest expense resulting from the principal repaid since March 31, 2010 net of the increase in interest from loans refinanced at higher interest rates since March 31, 2010.
     Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives represents primarily the changes in fair value of the interest rate swap, floor, flooridor and cap transactions we entered into since March 2008 which were not designated as cash flow hedges. We recorded an unrealized loss of $16.8 million for the 2011 quarter and an unrealized gain of $13.9 million for the 2010 quartery on these derivatives. The fair value of these derivatives decreased during the 2011 quarter primarily due to the movements in the LIBOR forward curve used in determining the fair value and the passage of time.
     Income Tax Expense. We recorded an income tax expense from continuing operations of $1.0 million for the 2011 quarter and $44,000 for the 2010 quarter. The increase in tax expense in the 2011 quarter is primarily due to increased profitability in our TRS subsidiaries. Despite the utilization of net operating loss carryforwards for regular tax purposes, we had to accrue federal alternative minimum taxes and certain state income taxes for our largest TRS subsidiary.
     Income (Loss) from Discontinued Operations. Discontinued operations reported income from operations of $2.1 million for the 2011 quarter and loss of $4.8 million for the 2010 quarter. During the 2011 quarter, we completed the sale of the JW Marriott hotel in San Francisco, CA, the Hilton hotel in Rye Town, NY and the Hampton Inn hotel in Houston, TX. We recorded a net gain of $2.8 million on the sales. Discontinued operations for the 2010 quarter also include the operating results of the Hilton Suites in Auburn Hills, Michigan that was sold in September 2010 and the Westin O’Hare, Illinois that was deconsolidated at the closing of the deed-in-lieu of foreclosure in September 2010.
     Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated joint ventures were allocated income of $931,000 during the 2011 quarter and a loss of $701,000 during the 2010 quarter. In the 2011 quarter, we recorded a gain of $2.1 million from the sale of the Hampton Inn hotel property in Houston, Texas that was held by a joint venture.
     Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. The noncontrolling interests were allocated net income of $5.1 million and $792,000 in the 2011 quarter and the 2010 quarter, respectively. The redeemable noncontrolling interests represented ownership interests of 19.2% and 22.5% in the operating partnership at March 31, 2011 and 2010, respectively. The decrease was primarily due to the net increase in common stock outstanding of 6.6 million resulting from the issuance of 7.8 million shares in December 2010 and January 2011, net of the effect of shares repurchased in the second quarter of 2010 and the units redeemed and converted since March 31, 2010.
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
CRITICAL ACCOUNTING POLICIES
     There have been no other significant new accounting policies employed during the three months ended March 31, 2011. See our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of critical accounting policies.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2010, FASB issued an accounting standard update to require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The new disclosures are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The pro forma disclosures related to our acquisition of the 28-hotel portfolio through the PIM Highland JV in Note 16 are made in accordance with the new requirements. The adoption did not have an impact on our financial position and results of operations.
NON-GAAP FINANCIAL MEASURES
     The following non-GAAP presentations of EBITDA and FFO are made to help our investors in evaluating our operating performance. EBITDA is defined as net income (loss) attributable to the Company before interest expense, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership. We present EBITDA because we believe it provides useful information to investors as it is an indicator of our ability to meet our future debt payment requirements, working capital requirements and it provides an overall evaluation of our financial condition. EBITDA as calculated by us may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as a indicator of liquidity.
     The following table reconciles net income to EBITDA (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$43,882	$5,226
Income (loss) from consolidated joint ventures attributable to noncontrolling interests	(931)	701
Net income attributable to redeemable noncontrolling interests in operating partnership	(5,118)	(792)

Net income attributable to the Company	37,833	5,135
Depreciation and amortization	32,161	36,318
Interest expense and amortization of loan costs	34,817	37,105
Income tax expense (benefit)	1,129	(15)
Net income attributable to redeemable noncontrolling interests in operating partnership	5,118	792
Interest income	(36)	(60)

EBITDA(1)	$111,022	$79,275

(1)	EBITDA is not adjusted for income received from interest rate derivatives because the related derivatives are not designated as hedges under the applicable authoritative accounting guidance and therefore, this income is reported as other income instead of a reduction of interest expense in accordance with GAAP.
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

     The following table reconciles net income to FFO (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$43,882	$5,226
Income (loss) from consolidated joint ventures attributable to noncontrolling interests	(931)	701
Net income attributable to redeemable noncontrolling interests in operating partnership	(5,118)	(792)
Preferred dividends	(6,555)	(4,830)

Net income attributable to common shareholders	31,278	305
Depreciation and amortization of real estate	32,100	36,250
Gain on sale/disposition of properties	(2,802)	—
Net income attributable to redeemable noncontrolling interests in operating partnership	5,118	792

FFO available to common shareholders	$65,694	$37,347

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
     At March 31, 2011, the total indebtedness of $2.4 billion of our continuing operations included $591.1 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2011 would be approximately $1.4 million per year. Interest rate changes will have no impact on the remaining $1.9 billion of fixed rate debt.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2011, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
     We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. The changes in the fair market values of these transactions are noncash items and recorded in earnings. The interest rate derivatives we entered into since 2008 have resulted in total income of approximately $143.5 million through March 2011. Based on the LIBOR rates in effect on March 31, 2011, these derivatives are expected to result in income of approximately $52.9 million for the remainder of 2011.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
     See Part I, Item 2 regarding the litigation settlement with Wells Fargo Bank, N.A.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2011, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to repurchases we made of shares of our common stock and units of our operating partnership during each month of the first quarter of 2011:

	Total		Total Number of	Maximum Dollar
	Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Plan(1)	Under the Plan
Common stock:
January 1 to January 31	—	$—	—	$58,449,000
February 1 to February 28	—	$—	—	$58,449,000
March 1 to March 31	13,841 (2)	$—	—	$58,449,000

Total	13,841	$—	—

(1)	In November 2007, our Board of Directors authorized a $50 million common stock repurchase plan, which was announced on November 21, 2007. The repurchase plan was increased by $75 million in September 2008, and the program was subsequently amended to include both common and preferred stock. In January 2009, the Board of Directors authorized an additional $200 million for the repurchase plan and expanded the plan to include the prepayment of our outstanding debt obligations. In February 2010, the Board of Directors expanded the repurchase program further to also include the potential repurchase of units of our operating partnership.

(2)	Includes 13,841 shares forfeited to the Company to satisfy employees’ federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Form S-1l/A, filed on July 31, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K, filed November 12, 2010)
10.26.4*	Limited Liability Company Agreement of PIM Holding LLC, dated March 10, 2011, by and between Ashford Hospitality Limited Partnership and PRISA III Investments, LLC
10.26.5*	Consent and Settlement Agreement dated March 10, 2011, by and between Ashford Hospitality Finance, LP and Wells Fargo Bank, N.A. (Confidential treatment has been requested with respect to the redacted portions of this agreement)
10.31*	Indemnity Agreement dated March 10, 2011, between the Registrant and Remington Lodging & Hospitality, LLC
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date: May 10, 2011	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer