Form 10-Q
period 2011-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2011-08-05
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated Filer ☐	Accelerated filer ☑	Non-accelerated Filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	68,030,940

(Class)	Outstanding at August 5, 2011

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments in hotel properties, net	$2,983,582	$3,023,736
Cash and cash equivalents	154,221	217,690
Restricted cash	74,257	67,666
Accounts receivable, net of allowance of $191 and $298, respectively	39,758	27,493
Inventories	2,583	2,909
Notes receivable	3,039	20,870
Investment in unconsolidated joint ventures	190,824	15,000
Assets held for sale	10,032	144,511
Deferred costs, net	16,883	17,519
Prepaid expenses	15,134	12,727
Interest rate derivatives	72,327	106,867
Other assets	4,092	7,502
Intangible assets, net	2,854	2,899
Due from third-party hotel managers	55,248	49,135

Total assets	$3,624,834	$3,716,524

Liabilities and Equity
Liabilities:
Indebtedness	$2,445,424	$2,518,164
Indebtedness of assets held for sale	—	50,619
Capital leases payable	12	36
Accounts payable and accrued expenses	86,663	79,248
Dividends payable	15,165	7,281
Unfavorable management contract liabilities	14,928	16,058
Due to related party	1,656	2,400
Due to third-party hotel managers	2,270	1,870
Other liabilities	4,567	4,627
Other liabilities of assets held for sale	—	2,995

Total liabilities	2,570,685	2,683,298

Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value, Series B-1 Cumulative Convertible Redeemable Preferred Stock, 7,247,865 shares issued and outstanding at December 31, 2010	—	72,986
Redeemable noncontrolling interests in operating partnership	163,021	126,722

Equity:
Shareholders’ equity of the Company:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A Cumulative Preferred Stock, 1,487,900 shares issued and outstanding at June 30, 2011 and December 31, 2010	15	15
Series D Cumulative Preferred Stock, 8,966,797 shares issued and outstanding at June 30, 2011 and December 31, 2010	90	90
Series E Cumulative Preferred Stock, 3,350,000 shares issued and outstanding at June 30, 2011	34	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 and 122,403,893 shares issued at June 30, 2011 and December 31, 2010; 61,030,940 and 58,999,324 shares outstanding at June 30, 2011 and December 31, 2010	1,249	1,234
Additional paid-in capital	1,654,956	1,552,657
Accumulated other comprehensive loss	(287)	(550)
Accumulated deficit	(589,434)	(543,788)
Treasury stock, at cost, 63,865,825 and 64,404,569 shares at June 30, 2011 and December 31, 2010	(190,650)	(192,850)

Total shareholders’ equity of the Company	875,973	816,808
Noncontrolling interests in consolidated joint ventures	15,155	16,710

Total equity	891,128	833,518

Total liabilities and equity	$3,624,834	$3,716,524

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITAL ITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Unaudited)
Revenue
Rooms	$177,040	$164,762	$339,789	$315,820
Food and beverage	41,242	40,817	79,649	76,986
Rental income from operating leases	1,484	1,454	2,704	2,543
Other	10,253	10,122	19,599	19,923

Total hotel revenue	230,019	217,155	441,741	415,272
Interest income from notes receivable	—	346	—	683
Asset management fees and other	80	138	148	212

Total revenue	230,099	217,639	441,889	416,167

Expenses
Hotel operating expenses:
Rooms	39,205	36,716	76,251	71,215
Food and beverage	27,121	27,119	53,602	52,601
Other expenses	68,928	68,091	134,402	130,529
Management fees	9,184	8,834	18,043	17,166

Total hotel operating expenses	144,438	140,760	282,298	271,511
Property taxes, insurance and other	11,769	12,313	22,656	25,390
Depreciation and amortization	33,027	32,906	65,804	66,749
Impairment charges	(4,316)	(1,188)	(4,656)	(1,957)
Gain on insurance settlement	(1,905)	—	(1,905)	—
Transaction acquisition costs	406	—	(818)	—
Corporate general and administrative	11,005	8,323	24,888	14,981

Total expenses	194,424	193,114	388,267	376,674

Operating income	35,675	24,525	53,622	39,493
Equity in earnings (loss) of unconsolidated joint ventures	(2,301)	664	25,824	1,322
Interest income	23	51	59	112
Other income	18,157	15,652	66,160	31,171
Interest expense and amortization of loan costs	(34,808)	(35,321)	(69,386)	(70,385)
Unrealized gain (loss) on derivatives	(17,694)	16,534	(34,511)	30,442

Income (loss) from continuing operations before income taxes	(948)	22,105	41,768	32,155
Income tax expense	(285)	(414)	(1,329)	(458)

Income (loss) from continuing operations	(1,233)	21,691	40,439	31,697
Loss from discontinued operations	(6,029)	(14,189)	(3,819)	(18,970)

Net income (loss)	(7,262)	7,502	36,620	12,727
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(438)	427	(1,369)	1,129
Net (income) loss attributable to noncontrolling interests in operating partnership	3,389	(1,129)	(1,729)	(1,921)

Net income (loss) attributable to the Company	(4,311)	6,800	33,522	11,935
Preferred dividends	(24,771)	(4,831)	(31,326)	(9,661)

Net income (loss) attributable to common shareholders	$(29,082)	$1,969	$2,196	$2,274

Income (loss) per share — Basic
Income (loss) from continuing operations attributable to common shareholders	$(0.40)	$0.27	$0.11	$0.34
Loss from discontinued operations attributable to common shareholders	(0.09)	(0.23)	(0.07)	(0.30)

Net income (loss) attributable to common shareholders	$(0.49)	$0.04	$0.04	$0.04

Income (loss) per share — Diluted
Income (loss) from continuing operations attributable to common shareholders	$(0.40)	$0.25	$0.11	$0.33
Loss from discontinued operations attributable to common shareholders	(0.09)	(0.19)	(0.07)	(0.26)

Net income (loss) attributable to common shareholders	$(0.49)	$0.06	$0.04	$0.07

Weighted average common shares outstanding — basic	59,482	50,716	58,157	51,953

Weighted average common shares outstanding — diluted	59,482	72,981	58,157	59,401

Dividends declared per common share	$0.10	$—	$0.20	$—

Amounts attributable to common shareholders:
Income from continuing operations, net of tax	$969	$18,659	$37,768	$27,871
Loss from discontinued operations, net of tax	(5,280)	(11,859)	(4,246)	(15,936)
Preferred dividends	(24,771)	(4,831)	(31,326)	(9,661)

Net income (loss) attributable to common shareholders	$(29,082)	$1,969	$2,196	$2,274

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Unaudited)
Net income (loss)	$(7,262)	$7,502	$36,620	$12,727

Other comprehensive income, net of tax:
Change in unrealized loss on derivatives	(24)	(84)	(16)	(254)
Reclassification to interest expense	206	164	392	275

Total other comprehensive income	182	80	376	21

Comprehensive income (loss)	(7,080)	7,582	36,996	12,748
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	(479)	402	(1,445)	1,096
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,372	(1,138)	(1,766)	(1,920)

Comprehensive income (loss) attributable to the Company	$(4,187)	$6,846	$33,785	$11,924

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

																Redeemable
											Accumulated			Noncontrolling		Noncontrolling
	Preferred Stock								Additional		Other			Interests in		Interests in
	Series A		Series D		Series E		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated		Operating
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Income/(Loss)	Shares	Amounts	Joint Ventures	Total	Partnership
Balance at January 1, 2011	1,488	$15	8,967	$90	—	$—	123,404	$1,234	$1,552,657	$(543,788)	$(550)	(64,404)	$(192,850)	$16,710	$833,518	$126,722
Reissuance of treasury shares	—	—	—	—	—	—	—	—	1,472	—	—	300	1,342	—	2,814	—
Issuance of Series E preferred stock	—	—	—	—	3,350	34	—	—	80,798	—	—	—	—	—	80,832	—
Conversion of Series B-1 preferred stock	—	—	—	—	—	—	1,393	14	17,349	(17,363)	—	—	—	—	—	—
Forfeiture of restricted shares	—	—	—	—	—	—	—	—	10	—	—	(27)	(284)	—	(274)	—
Issuance of restricted shares/units under equity-based compensation	—	—	—	—	—	—	—	—	(1,142)	—	—	265	1,142	—	—	111
Equity-based compensation expense	—	—	—	—	—	—	—	—	1,923	—	—	—	—	—	1,923	3,441
Net income	—	—	—	—	—	—	—	—	—	33,522	—	—	—	1,369	34,891	1,729
Shareholder short swing profit payments	—	—	—	—	—	—	—	—	859	—	—	—	—	—	859	—
Dividends declared — Common shares	—	—	—	—	—	—	—	—	—	(12,044)	—	—	—	—	(12,044)	—
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	—	—	(1,590)	—	—	—	—	(1,590)	—
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(1,374)	—	—	—	—	(1,374)	—
Dividends declared — Preferred D shares	—	—	—	—	—	—	—	—	—	(9,470)	—	—	—	—	(9,470)	—
Dividends declared — Preferred E shares	—	—	—	—	—	—	—	—	—	(1,529)	—	—	—	—	(1,529)	—
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(14)	—	—	—	(14)	(2)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	277	—	—	76	353	39
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,000)	(3,000)	(3,786)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	100	1	1,030	(66)	—	—	—	—	965	(965)
Operating partnership units redemption value adjustments	—	—	—	—	—	—	—	—	—	(35,732)	—	—	—	—	(35,732)	35,732

Balance at June 30, 2011	1,488	$15	8,967	$90	3,350	$34	124,897	$1,249	$1,654,956	$(589,434)	$(287)	(63,866)	$(190,650)	$15,155	$891,128	$163,021

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Cash Flows from Operating Activities
Net income	$36,620	$12,727
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	66,196	73,478
Impairment charges	1,581	10,111
Equity in earnings of unconsolidated joint venture	(25,824)	(1,322)
Gain on insurance settlements	(1,905)	—
Distributions of earnings from unconsolidated joint venture	—	414
Income from derivatives	(36,160)	(31,241)
Amortization of loan costs, write-off of loan costs and exit fees	3,338	2,998
Gain on disposition of hotel properties	(2,961)	—
Unrealized (gain) loss on derivatives	34,511	(30,442)
Equity-based compensation expense	5,360	3,239
Changes in operating assets and liabilities
Restricted cash	(6,591)	5,336
Accounts receivable and inventories	(12,148)	(11,658)
Prepaid expenses and other assets	(3,247)	(2,783)
Accounts payable and accrued expenses	8,844	24,018
Due to/from related parties	(744)	400
Due to/from third-party hotel managers	(5,713)	2,267
Other liabilities	(1,080)	(745)

Net cash provided by operating activities	60,077	56,797

Cash Flows from Investing Activities
Repayments of notes receivable	22,487	21,984
Proceeds from sale/disposition of properties	144,077	—
Investment in unconsolidated joint venture	(145,750)	—
Acquisition of condominium properties	(12,000)	—
Improvements and additions to hotel properties	(28,348)	(33,491)
Insurance proceeds	748	—

Net cash used in investing activities	(18,786)	(11,507)

Cash Flows from Financing Activities
Borrowings on senior credit facility	25,000	—
Repayments of indebtedness and capital leases	(150,494)	(5,426)
Payments of deferred loan costs	(2,369)	(2,465)
Issuance of preferred stock	80,832	—
Issuance of common stock	2,814	—
Contributions from noncontrolling interests in unconsolidated joint ventures	—	1,034
Distributions to noncontrolling interests in consolidated joint ventures	(3,000)	(181)
Payments of dividends	(21,909)	(11,133)
Payments for derivatives	(25)	(52)
Cash income from derivatives	36,407	31,413
Repurchase of Series B-1 convertible preferred stock	(72,986)	—
Repurchases of treasury stock	—	(45,087)
Redemption of operating partnership units	—	(3,763)
Issuance of operating partnership units and other	970	54

Net cash used in financing activities	(104,760)	(35,606)

Net increase (decrease) in cash and cash equivalents	(63,469)	9,684
Cash and cash equivalents at beginning of period	217,690	165,168

Cash and cash equivalents at end of period	$154,221	$174,852

Supplemental Cash Flow Information
Interest paid	$66,273	$67,147
Income taxes paid	$1,551	$1,163

Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$2,111	$2,031
Asset contributed to unconsolidated joint venture	$15,000	$—
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
     As of June 30, 2011, we owned 92 hotel properties directly, and five hotel properties through majority-owned investments in joint ventures, which represents 20,774 total rooms, or 20,458 net rooms excluding those attributable to our joint venture partners. All of these hotel properties are located in the United States. In March 2011, we acquired 96 units of hotel condominiums at WorldQuest Resort in Orlando, Florida for $12.0 million. Also in March 2011, with an investment of $150.0 million, we converted our interest in a joint venture that held a mezzanine loan into a 71.74% common equity interest and a $25.0 million preferred equity interest in a new joint venture (the “PIM Highland JV”) that holds 28 high quality full and select service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner. See Notes 3 and 6. At June 30, 2011, we also wholly owned a mezzanine loan receivable with a carrying value of $3.0 million.
     For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2011, 96 of our 97 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of June 30, 2011, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations. With respect to our unconsolidated joint venture, PIM Highland JV, the 28 hotels are leased to its wholly-owned subsidiary that is treated as a taxable REIT subsidiary for federal income tax purposes.
     Remington Lodging & Hospitality, LLC (“Remington Lodging”), our primary property manager, is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of June 30, 2011, Remington Lodging managed 46 of our 97 legacy hotel properties, while third-party management companies managed the remaining 51 hotel properties. In addition, Remington Lodging also managed 16 of the 28 PIM Highland JV hotel properties and Remington Parsippany Employers LLC managed one of the 28 PIM Highland JV.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following items affect our reporting comparability related to our consolidated financial statements:
•	Some of our properties’ operations have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

•	Marriott International, Inc. (“Marriott”) manages 40 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the second quarters of 2011 and 2010 ended June 17 and June 18, respectively.
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
     Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. No impairment charges were recorded for investment in hotel properties included in our continuing operations for the three and six months ended June 30, 2011 and 2010.
     Notes Receivable — We provide mezzanine and first-mortgage financing in the form of notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three and six months ended June 30, 2011, and $346,000 and $683,000 interest income was recognized for the three and six months ended June 30, 2010, respectively.
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
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. No impairment charges were recorded during the three and six months ended June 30, 2011 or 2010. Valuation adjustments of $4.3 million and $4.7 million on previously impaired notes were credited to impairment charges during the three and six months ended June 30, 2011, respectively. Valuation adjustments credited to impairment charges for the three and six months ended June 30, 2010 were $1.2 million and $2.0 million, respectively.
     Investments in Unconsolidated Joint Ventures — Investments in joint ventures in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income (loss). We review the investment in our unconsolidated joint ventures for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. The investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint venture. No such impairment was recorded in the three and six months ended June 30, 2011 and 2010. We adopted the equity accounting method for our investment in the PIM Highland JV due to the fact that we do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in PIM Highland JV had a carrying value of $190.8 million at June 30, 2011, which was based on our share of PIM Highland JV’s equity. As discussed further in Note 6, the PIM Highland JV is in the process of finalizing their purchase price allocation. Our share of the PIM Highland JV’s equity has been based on the preliminary purchase price allocation.
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
     During the six months ended June 30, 2011, we completed the sale of three hotel properties that were reclassified as assets held for sale at December 31, 2010, and recorded a net gain of $3.0 million. In June 2011, we recorded an impairment charge of $6.2 million for a hotel property that was under contract to sell at June 30, 2011. The hotel property has been classified as assets held for sale.
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
     Derivative Financial Instruments and Hedges — We primarily use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). The interest rate derivatives include swaps, caps, floors, flooridors and corridors. All derivatives are recorded on the consolidated balance sheets at fair value in accordance with the applicable authoritative accounting guidance and reported as “Interest rate derivatives.” Accrued interest on the non-hedge designated derivatives is included in “Accounts receivable, net” on the consolidated balance sheets. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated Other Comprehensive Income (Loss)” (“OCI”) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For derivatives that are not designated as cash flow hedges, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. Derivatives subject to master netting arrangements are reported net in the consolidated balance sheets.
     Recently Adopted Accounting Standards — In December 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The new disclosures are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The pro forma disclosures related to our acquisition of the 28-hotel portfolio through the PIM Highland JV in Note 16 are made in accordance with the new requirements. The adoption did not have an impact on our financial position and results of operations.
     Recently Issued Accounting Standards — In May 2011, FASB issued an accounting guidance for common fair value measurement and disclosure requirements. The guidance requires disclosures of (i) quantitative information about the significant unobservable inputs used for level 3 measurements; (ii) description of the valuation processes surrounding level 3 measurements; (iii) narrative description of the sensitivity of recurring level 3 measurements to unobservable inputs; (iv) hierarchy classification for items whose fair value is only disclosed in the footnotes; and (v) any transfers between level 1 and 2 of fair value hierarchy. The new accounting guidance is effective during interim and annual periods beginning after December 15, 2011. We do not expect a material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make required additional disclosures upon adoption.
     In June 2011, FASB issued an accounting guidance for presentation of comprehensive income. The accounting update requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect a material impact on our financial position

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and results of operations from the adoption of this accounting guidance, but will make required presentation of net income and comprehensive income upon adoption.
     Reclassifications — Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2010 have been reclassified for discontinued operations. These reclassifications have no effect on the results of operations or financial position previously reported.
3. Summary of Significant Transactions
     Pending Sale of Hotel Property — In June 2011, we entered into an agreement for the sale of the Hampton Inn hotel property in Jacksonville, Florida. Based on the selling price, we recorded an impairment charge of $6.2 million. The sale was completed in July 2011. The hotel property has been reclassified as assets held for sale in the consolidated balance sheet at June 30, 2011, and its operating results, including the impairment charge, for all periods presented have been reported as discontinued operations in the consolidated statements of operations.
     Investments in Securities — We continually seek new and alternative strategies to leverage our industry and capital markets knowledge in ways that we believe will be accretive to our company. We believe that we can utilize the same real-time information we use to manage our portfolio and capital structure to invest capital in the public markets within the hospitality industry. To implement this investment strategy, in the three months ended June 2011, our Board of Directors authorized the formation of an investment subsidiary to invest in public securities of lodging entities. This investment will be carried at fair market value. The maximum aggregate investment amount that can be made by this subsidiary is currently $20.0 million.
     Preferred Stock Offering and Redemption of Series B-1 Convertible Preferred Stock — In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of our 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $80.8 million after underwriting fees. Of the net proceeds from the offering, $73.0 million was used to redeem 5.9 million shares of the total 7.3 million shares of our Series B-1 convertible preferred stock outstanding on May 3, 2011. The remaining proceeds were used for other general corporate purposes. The remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock, which was treated as a dividend of $17.4 million paid to the Series B-1 preferred shareholder in accordance with the applicable accounting guidance.
     Repayment of a Mezzanine Loan — In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower paid off the loan for $22.1 million. The difference between the settlement amount and the carrying value of $17.9 million was recorded as a credit to impairment charges in accordance with applicable accounting guidance. We used $20.0 million of the settlement proceeds to pay down our senior credit facility.
     Acquisition of Hotel Properties Securing Mezzanine Loans Held in Unconsolidated Joint Ventures — In July 2010, as a strategic complement to our existing joint venture with Prudential Real Estate Investors (“PREI”) formed in 2008, we contributed $15.0 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a portion of the tranche 4 mezzanine loan associated with JER Partners’ 2007 privatization of the JER/Highland Hospitality portfolio (the “Highland Portfolio”). The mezzanine loan was secured by the same 28 hotel properties as our then existing joint venture investment in the tranche 6 mezzanine loan. Both of these mezzanine loans were in default since August 2010. After negotiating with the borrowers, senior secured lenders and senior mezzanine lenders for a restructuring, we, through another new joint venture, the PIM Highland JV, with PRISA III Investments, LLC (“PRISA III”) (an affiliate of PREI), invested $150.0 million and PRISA III invested $50.0 million of new capital to acquire the 28 high quality full and select service hotel properties comprising the Highland Portfolio on March 10, 2011. We and PRISA III have ownership interests of 71.74% and 28.26%, respectively, in the new joint venture. In addition to the common equity splits, we and PRISA III each have a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Our investment in the PIM Highland JV is accounted for using the equity method and the carrying value was $190.8 million at June 30, 2011. The PIM Highland JV recognized a gain of $75.4 million at acquisition, of which our share was $43.2 million, based on the preliminary assessment of the fair value of the assets acquired and the liabilities assumed. The purchase price has been

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The allocation of the purchase price to the assets and liabilities will be finalized as soon as practicable upon completion of the analysis of the fair values of the assets acquired and liabilities assumed, which could result in adjustments to the gain recognized based on the preliminary assessment. See Note 6.
     Litigation Settlement — In March 2011, we entered into a Consent and Settlement Agreement (the “Settlement Agreement”) with Wells Fargo Bank, N.A. (“Wells”) to resolve potential disputes and claims between us and Wells relating to our purchase of a participation interest in certain mezzanine loans. Wells denied the allegations in our complaint and further denies any liability for the claims asserted by us; however, the Settlement Agreement was entered into to resolve our claims against Wells and to secure Wells’ consent to our participation in the Highland Hospitality Portfolio restructuring. Pursuant to the Settlement Agreement, Wells agreed to pay us $30.0 million over the next five years, or earlier, if certain conditions are satisfied. As part of the Settlement Agreement, we and Wells have agreed to a mutual release of claims. We received the settlement payment of $30.0 million and paid legal costs of $6.9 million in June 2011 ($5.5 million of the legal costs were accrued at March 31, 2011). The settlement amount was recorded as “Other income” and the legal costs of $6.9 million were recorded as “Corporate general and administrative expenses” in the consolidated statements of operations.
     Acquisition of Condominium Properties — In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project. More specifically, we acquired 96 condominium units, hotel amenities, land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMA’s”) with third party owners of condominium units in the project. Units owned by third parties with RMA’s and 62 of the 96 units we acquired participate in a rental pool program whereby the units are rented to guests similar to a hotel operation. Under the terms of the RMA’s, we share in a percentage of the guest room revenues and are reimbursed for certain costs. The remaining 34 units that we own are currently being finished out and will be added to the rental pool when completed. All of these units are included in “Investment in hotel properties, net” in the consolidated balance sheet.
     Resumption of Common Dividends — In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. For the six months ended June 30, 2011, we have declared dividends of $0.20 per share, subsequent payments will be reviewed on a quarterly basis.
     Completion of Sales of Hotel Properties — In the six months ended June 30, 2011, we completed the sale of the three hotel properties which were classified as assets held for sale at December 31, 2010, the JW Marriott hotel in San Francisco, California, the Hilton hotel in Rye Town, New York and the Hampton Inn hotel in Houston, Texas. We received net proceeds of $93.9 million (net of repayments of related mortgage debt of $50.2 million). We used the net proceeds to reduce $70.0 million of the borrowings on our senior credit facility.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land	$487,200	$488,901
Buildings and improvements	2,770,209	2,774,822
Furniture, fixtures and equipment	402,685	383,860
Construction in progress	2,090	4,473
Condominium properties	12,736	—

Total cost	3,674,920	3,652,056
Accumulated depreciation	(691,338)	(628,320)

Investment in hotel properties, net	$2,983,582	$3,023,736

     In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project. More specifically, we acquired 96 condominium units, hotel amenities, land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMA’s”) with third party owners of condominium units in the project. Units owned by third parties with RMA’s and 62 of the 96 units we acquired participate in a rental pool program whereby the units are rented to guests similar to a hotel operation. Under the terms of the RMA’s, we share in a percentage of the guest room revenues and are reimbursed for certain costs. The remaining 34 units that we own are currently being finished out and will be added to the rental pool when completed. All of these units are included in “Investment in hotel properties, net” in the consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents certain information related to our hotel properties as of June 30, 2011:

		Service	Total	%	Owned
Hotel Property	Location	Type	Rooms	Owned	Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full	150	100%	150
Embassy Suites	Dallas, TX	Full	150	100%	150
Embassy Suites	Herndon, VA	Full	150	100%	150
Embassy Suites	Las Vegas, NV	Full	220	100%	220
Embassy Suites	Syracuse, NY	Full	215	100%	215
Embassy Suites	Flagstaff, AZ	Full	119	100%	119
Embassy Suites	Houston, TX	Full	150	100%	150
Embassy Suites	West Palm Beach, FL	Full	160	100%	160
Embassy Suites	Philadelphia, PA	Full	263	100%	263
Embassy Suites	Walnut Creek, CA	Full	249	100%	249
Embassy Suites	Arlington, VA	Full	267	100%	267
Embassy Suites	Portland, OR	Full	276	100%	276
Embassy Suites	Santa Clara, CA	Full	257	100%	257
Embassy Suites	Orlando, FL	Full	174	100%	174
Hilton Garden Inn	Jacksonville, FL	Limited	119	100%	119
Hilton	Houston, TX	Full	243	100%	243
Hilton	St. Petersburg, FL	Full	333	100%	333
Hilton	Santa Fe, NM	Full	157	100%	157
Hilton	Bloomington, MN	Full	300	100%	300
Hilton	Washington DC	Full	544	75%	408
Hilton	Costa Mesa, CA	Full	486	100%	486
Hilton	Tucson, AZ	Full	428	100%	428
Homewood Suites	Mobile, AL	Limited	86	100%	86
Hampton Inn	Lawrenceville, GA	Limited	86	100%	86
Hampton Inn	Evansville, IN	Limited	141	100%	141
Hampton Inn	Terre Haute, IN	Limited	112	100%	112
Hampton Inn	Buford, GA	Limited	92	100%	92
Hampton Inn	Jacksonville, FL	Limited	118	100%	118
Marriott	Durham, NC	Full	225	100%	225
Marriott	Arlington, VA	Full	697	100%	697
Marriott	Seattle, WA	Full	358	100%	358
Marriott	Bridgewater, NJ	Full	347	100%	347
Marriott	Plano, TX	Full	404	100%	404
Marriott	Dallas, TX	Full	266	100%	266
SpringHill Suites by Marriott	Jacksonville, FL	Limited	102	100%	102
SpringHill Suites by Marriott	Baltimore, MD	Limited	133	100%	133
SpringHill Suites by Marriott	Kennesaw, GA	Limited	90	100%	90
SpringHill Suites by Marriott	Buford, GA	Limited	96	100%	96
SpringHill Suites by Marriott	Gaithersburg, MD	Limited	162	100%	162
SpringHill Suites by Marriott	Centreville, VA	Limited	136	100%	136
SpringHill Suites by Marriott	Charlotte, NC	Limited	136	100%	136
SpringHill Suites by Marriott	Durham, NC	Limited	120	100%	120
SpringHill Suites by Marriott	Orlando, FL	Limited	400	100%	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Limited	164	100%	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Limited	199	100%	199
SpringHill Suites by Marriott	Glen Allen, VA	Limited	136	100%	136
Fairfield Inn by Marriott	Kennesaw, GA	Limited	87	100%	87
Fairfield Inn by Marriott	Orlando, FL	Limited	388	100%	388
Courtyard by Marriott	Bloomington, IN	Limited	117	100%	117
Courtyard by Marriott	Columbus, IN	Limited	90	100%	90
Courtyard by Marriott	Louisville, KY	Limited	150	100%	150
Courtyard by Marriott	Crystal City, VA	Limited	272	100%	272
Courtyard by Marriott	Ft. Lauderdale, FL	Limited	174	100%	174
Courtyard by Marriott	Overland Park, KS	Limited	168	100%	168
Courtyard by Marriott	Palm Desert, CA	Limited	151	100%	151
Courtyard by Marriott	Foothill Ranch, CA	Limited	156	100%	156
Courtyard by Marriott	Alpharetta, GA	Limited	154	100%	154
Courtyard by Marriott	Philadelphia, PA	Limited	498	89%	443
Courtyard by Marriott	Seattle, WA	Limited	250	100%	250
Courtyard by Marriott	San Francisco, CA	Limited	405	100%	405

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Service	Total	%	Owned
Hotel Property	Location	Type	Rooms	Owned	Rooms
Courtyard by Marriott	Orlando, FL	Limited	312	100%	312
Courtyard by Marriott	Oakland, CA	Limited	156	100%	156
Courtyard by Marriott	Scottsdale, AZ	Limited	180	100%	180
Courtyard by Marriott	Plano, TX	Limited	153	100%	153
Courtyard by Marriott	Edison, NJ	Limited	146	100%	146
Courtyard by Marriott	Newark, CA	Limited	181	100%	181
Courtyard by Marriott	Manchester, CT	Limited	90	85%	77
Courtyard by Marriott	Basking Ridge, NJ	Limited	235	100%	235
Marriott Residence Inn	Lake Buena Vista, FL	Limited	210	100%	210
Marriott Residence Inn	Evansville, IN	Limited	78	100%	78
Marriott Residence Inn	Orlando, FL	Limited	350	100%	350
Marriott Residence Inn	Falls Church, VA	Limited	159	100%	159
Marriott Residence Inn	San Diego, CA	Limited	150	100%	150
Marriott Residence Inn	Salt Lake City, UT	Limited	144	100%	144
Marriott Residence Inn	Palm Desert, CA	Limited	130	100%	130
Marriott Residence Inn	Las Vegas, NV	Limited	256	100%	256
Marriott Residence Inn	Phoenix, AZ	Limited	200	100%	200
Marriott Residence Inn	Plano, TX	Limited	126	100%	126
Marriott Residence Inn	Newark, CA	Limited	168	100%	168
Marriott Residence Inn	Manchester CT	Limited	96	85%	82
Marriott Residence Inn Buckhead	Atlanta, GA	Limited	150	100%	150
Marriott Residence Inn	Jacksonville, FL	Limited	120	100%	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Limited	144	100%	144
One Ocean	Atlantic Beach, FL	Full	193	100%	193
Sheraton Hotel	Langhorne, PA	Full	187	100%	187
Sheraton Hotel	Minneapolis, MN	Full	222	100%	222
Sheraton Hotel	Indianapolis, IN	Full	371	100%	371
Sheraton Hotel	Anchorage, AK	Full	370	100%	370
Sheraton Hotel	San Diego, CA	Full	260	100%	260
Hyatt Regency	Coral Gables, FL	Full	242	100%	242
Crowne Plaza	Beverly Hills, CA	Full	260	100%	260
Annapolis Historic Inn	Annapolis, MD	Full	124	100%	124
Air Rights/Ground Lease Properties
Doubletree Guest Suites	Columbus, OH	Full	194	100%	194
Hilton	Ft. Worth, TX	Full	294	100%	294
Hilton	La Jolla, CA	Full	394	75%	296
Crowne Plaza	Key West, FL	Full	160	100%	160
Renaissance	Tampa, FL	Full	293	100%	293

Total			20,774		20,458

5. Notes Receivable
     We had one mezzanine loan at June 30, 2011 and two mezzanine loans at December 31, 2010. In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower paid off the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference between the settlement amount and the carrying value of $4.2 million was recorded as a credit to impairment charges in accordance with applicable accounting guidance.
     Our remaining mezzanine loan, which is secured by one hotel property, had an original principal balance of $38.0 million. This loan was restructured in 2010 with a cash payment of $20.2 million and a $4.0 million note receivable which matures in June 2017, with an interest rate of 6.09%. At June 30, 2011 and December 31, 2010, this mezzanine loan had a net carrying value of $3.0 million. Payments on this loan have been treated as a reduction of carrying values, and the valuation allowance adjustments have been recorded as credits to impairment charges in accordance with applicable accounting guidance.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Investment in Unconsolidated Joint Ventures
     As discussed in Note 3, we acquired a 71.74% ownership interest in the PIM Highland JV and a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Although we have the majority ownership interest and can exercise significant influence over the joint venture, we do not have control of the joint venture’s operations. All the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, our investment in the joint venture is accounted for using the equity method, which had a carrying value of $190.8 million at June 30, 2011.
     The 28-hotel property portfolio acquired and the indebtedness assumed by the joint venture had preliminary fair values of approximately $1.3 billion and $1.1 billion, respectively, at the date of acquisition based on third-party appraisals (after a paydown of $170.0 million of related debt). Cash, receivables, other assets acquired and other liabilities assumed had a net value of approximately $291.1 million at the date of acquisition. The joint venture repaid $170.0 million of the debt assumed at acquisition. The purchase price was the result of arms-length negotiations. The PIM Highland JV recognized a gain of $75.4 million at acquisition, of which our share was $43.2 million, based on the preliminary assessment of the fair value of the assets acquired and the liabilities assumed. The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The joint venture is in the process of evaluating the values assigned to investments in hotel properties, ground leases for above/below market rents, management contracts with non-affiliated managers, other intangibles and property level balances that have been transferred on to the joint venture’s balance sheet. Thus, the balances reflected below are subject to change and could result in adjustments to the gain recorded on a preliminary basis. Any change in valuation of the PIM Highland JV’s preliminary investments in hotel properties will also impact the depreciation and amortization expense and the resulting gain included in equity in earnings of unconsolidated joint ventures on the Consolidated Statement of Operations.
     The following tables summarize the preliminary balance sheet as of June 30, 2011 and the statement of operations for the three months ended June 30, 2011 and the period from March 10, 2011 through June 30, 2011 of the PIM Highland JV (in thousands):
PIM Highland JV
Consolidated Balance Sheet

June 30,
2011
Assets
Investments in hotel properties, net	$1,261,760
Cash and cash equivalents	27,414
Restricted cash	67,552
Accounts receivable	20,992
Inventories	1,595
Deferred costs, net	13,046
Prepaid expenses and other assets	9,530
Due from third-party hotel managers	18,247

Total assets	$1,420,136

Liabilities and partners’ capital
Liabilities:
Indebtedness and capital leases	$1,096,110
Accounts payable and accrued expenses	39,273
Due to affiliates	2,991
Due to third-party hotel managers	616

Total liabilities	1,138,990
Partners’ capital	281,146

Total liabilities and partners’ capital	$1,420,136

Our ownership interest in PIM Highland JV	$190,824

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PIM Highland JV
Consolidated Statement of Operations

	Three	Period
	Months	From
	Ended	March 10
	June 30,	to June 30,
	2011	2011
Revenue
Rooms	$75,963	$92,402
Food and beverage	27,653	33,775
Other	4,379	5,297

Total revenue	107,995	131,474

Expenses
Rooms	16,094	19,688
Food and beverage	17,964	21,924
Other expenses	31,167	37,707
Management fees	3,418	4,182
Property taxes, insurance and other	5,819	7,124
Depreciation and amortization	17,672	23,522
Transaction acquisition costs	647	18,263
General and administrative	798	970

Total expenses	93,579	133,380

Operating income (loss)	14,416	(1,906)
Interest expense and amortization of loan costs	(15,006)	(18,874)
Gain recognized at acquisition	—	75,372
Unrealized loss on derivatives	(1,049)	(1,639)
Income tax expense	(1,568)	(1,807)

Net income (loss)	$(3,207)	$51,146

Our equity in earnings (loss) of the joint venture recorded	$(2,301)	$25,824

     Additionally, as of June 30, 2011, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value. The Sheraton hotel property in Dallas, Texas, held by a joint venture, in which we had an 18% subordinated ownership interest, was carried at zero value. This hotel was sold in May 2011, but due to our subordinated status we did not receive any proceeds from the sale, and no gain or loss was recognized.
7. Assets Held for Sale and Discontinued Operations
     In the six months ended June 30, 2011, we completed the sales of the JW Marriott San Francisco in California, the Hilton Rye Town in New York and the Hampton Inn Houston in Texas. As of June 30, 2011, the Hampton Inn hotel property in Jacksonville, Florida was under contract for sale. The operating results of these hotel properties are reported as discontinued operations for all periods presented. For the three and six months ended June 30, 2010, operating results of discontinued operations also include those of the Hilton Suites Auburn Hills in Michigan that was sold in June 2010, and the Westin O’Hare in Illinois that was transferred to the lender through a deed-in-lieu of foreclosure in September 2010.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the operating results of the discontinued hotel properties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Hotel revenue	$747	$22,980	$10,248	$41,463
Hotel operating expenses	(415)	(17,221)	(7,910)	(32,683)

Operating income	332	5,759	2,338	8,780
Property taxes, insurance and other	(86)	(1,919)	(769)	(3,915)
Depreciation and amortization	(196)	(3,364)	(392)	(6,729)
Impairment charges	(6,237)	(12,068)	(6,237)	(12,068)
Gain on disposal of properties	158	—	2,961	—
Interest expense and amortization of loan costs	—	(2,576)	(687)	(5,075)
Write-off of premiums, loan costs and exit fees	—	—	(948)	—

Loss from discontinued operations before income tax expense	(6,029)	(14,168)	(3,734)	(19,007)
Income tax (expense) benefit	—	(21)	(85)	37
Income from discontinued operations attributable to noncontrolling interests in consolidated joint venture	—	(34)	(1,031)	(72)
Loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	749	2,364	604	3,106

Loss from discontinued operations attributable to Company	$(5,280)	$(11,859)	$(4,246)	$(15,936)

8. Indebtedness
     Indebtedness of our continuing operations consisted of the following (in thousands):

				June 30,	December 31,
Indebtedness	Collateral	Maturity	Interest Rate	2011	2010
Mortgage loan	5 hotels	December 2011	LIBOR(1) + 1.72%	$203,400	$203,400
Senior credit facility(2)	Notes receivable	April 2012	LIBOR(1) + 2.75% to 3.5%	50,000	115,000
Mortgage loan	10 hotels	May 2012	LIBOR(1) + 1.65%	167,202	167,202
Mortgage loan	2 hotels	August 2013	LIBOR(1) + 2.75%	147,533	150,383
Mortgage loan	1 hotel	May 2014	8.32%	5,580	5,775
Mortgage loan	1 hotel	December 2014	Greater of 5.5% or LIBOR(1) + 3.5%	19,740	19,740
Mortgage loan	8 hotels	December 2014	5.75%	107,908	108,940
Mortgage loan	10 hotels	July 2015	5.22%	157,676	159,001
Mortgage loan	8 hotels	December 2015	5.70%	99,686	100,576
Mortgage loan	5 hotels	December 2015	12.60%	149,528	148,013
Mortgage loan	5 hotels	February 2016	5.53%	113,718	114,629
Mortgage loan	5 hotels	February 2016	5.53%	94,307	95,062
Mortgage loan	5 hotels	February 2016	5.53%	81,690	82,345
Mortgage loan	1 hotel	April 2017	5.91%	35,000	35,000
Mortgage loan	2 hotels	April 2017	5.95%	128,251	128,251
Mortgage loan	3 hotels	April 2017	5.95%	260,980	260,980
Mortgage loan	5 hotels	April 2017	5.95%	115,600	115,600
Mortgage loan	5 hotels	April 2017	5.95%	103,906	103,906
Mortgage loan	5 hotels	April 2017	5.95%	158,105	158,105
Mortgage loan	7 hotels	April 2017	5.95%	126,466	126,466
TIF loan	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan	1 hotel	November 2020	6.26%	104,330	104,901
Mortgage loan	1 hotel	April 2034	Greater of 6% or Prime + 1%	6,720	6,791

Total indebtedness				$2,445,424	$2,518,164

(1)	LIBOR rates were 0.19% and 0.26% at June 30, 2011 and December 31, 2010, respectively. (2) The outstanding balance of the senior credit facility was repaid in full in July 2011.
     In March 2010, we elected to stop making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut. After negotiating with the special servicer, in May 2011, we obtained a three-year extension on this loan to May 2014. We paid $1.0 million at closing including a 1.25%

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
extension fee, the principal and interest through May 1, 2011 to bring the loan current and certain deposits pursuant to the modification agreement.
     We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Hospitality Trust, Inc. or our operating partnership, Ashford Hospitality Limited Partnership and the liabilities of such subsidiaries do not constitute the obligations of Ashford Hospitality Trust, Inc. or Ashford Hospitality Limited Partnership. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of June 30, 2011, we were in compliance with all covenants or other requirements set forth in our debt and derivative agreements as amended.
     In May 2011, we swapped $1.18 billion of our existing floating-rate debt (including our 71.74% of the floating rate debt of the PIM Highland JV) to a fixed one-month LIBOR rate of 0.2675%. The swap was effective from June 13, 2011 and terminates on January 13, 2012. There was no upfront cost to us for entering into this swap other than customary transaction costs.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Income (Loss) Per Share
     Basic income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive, by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income/loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. The following table reconciles the amounts used in calculating basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) attributable to common shareholders — Basic:
Income from continuing operations attributable to the Company	$969	$18,659	$37,768	$27,871
Less: Dividends on preferred stocks	(24,771)	(4,831)	(31,326)	(9,661)
Less: Dividends on common stock	(6,009)	—	(11,840)	—
Less: Dividends on unvested restricted shares	(94)	—	(204)	—
Less: Income from continuing operations allocated to unvested shares	—	(357)	—	(408)

Undistributed income (loss) from continuing operations allocated to common shareholders	$(29,905)	$13,471	$(5,602)	$17,802

Loss from discontinued operations attributable to the Company	$(5,280)	$(11,859)	$(4,246)	$(15,936)
Less: Loss from discontinued operations allocated to unvested shares	—	306	—	357

Undistributed loss from discontinued operations allocated to common shareholders	$(5,280)	$(11,553)	$(4,246)	$(15,579)

Income (loss) attributable to common shareholders — Diluted:
Income from continuing operations distributed to common shareholders	$6,009	$—	$11,840	$—
Undistributed income (loss) from continuing operations allocated to common shareholders	(29,905)	13,471	(5,602)	17,802

Total distributed and undistributed income (loss) from continuing operations — basic	(23,896)	13,471	6,238	17,802
Add back: Income allocated to Series B-1 convertible preferred stock	—	1,042	—	2,084
Add back: Income allocated to operating partnership units	—	3,493	—	—

Income (loss) from continuing operations allocated to common shareholders — diluted	$(23,896)	$18,006	$6,238	$19,886

Undistributed loss from discontinued operations allocated to common shareholders	$(5,280)	$(11,553)	$(4,246)	$(15,579)
Add back: Loss from discontinued operations allocated to operating partnership units	—	(2,364)	—	—

Total distributed and undistributed net loss from discontinued operations allocated to common shareholders	$(5,280)	$(13,917)	$(4,246)	$(15,579)

Weighted average common shares outstanding	59,482	50,716	58,157	51,953
Effect of assumed conversion of Series B-1 convertible preferred stock	—	7,448	—	7,448
Effect of assumed conversion of operating partnership units	—	14,817	—	—

Weighted average diluted shares outstanding	59,482	72,981	58,157	59,401

Basic income (loss) per share:
Income (loss) from continuing operations allocated to common shareholders per share	$(0.40)	$0.27	$0.11	$0.34
Loss from discontinued operations allocated to common shareholders per share	(0.09)	(0.23)	(0.07)	(0.30)

Net income (loss) allocated to common shareholders per share	$(0.49)	$0.04	$0.04	$0.04

Diluted income (loss) per share:
Income (loss) from continuing operations allocated to common shareholders per share	$(0.40)	$0.25	$0.11	$0.33
Loss from discontinued operations allocated to common shareholders per share	(0.09)	(0.19)	(0.07)	(0.26)

Net income (loss) allocated to common shareholders per share	$(0.49)	$0.06	$0.04	$0.07

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to the anti-dilutive effect, the computation of diluted income (loss) per diluted share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations allocated to common shareholders is not adjusted for:
Dividends to Series B-1 Preferred stock	17,713	$—	18,737	$—
Income (loss) allocated to unvested restricted shares	94	357	204	409
Income (loss) attributable to redeemable noncontrolling interests in operating partnership units	(2,640)	—	2,332	5,027

Total	$15,167	$357	$21,273	$5,436

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	616	657	702	778
Effect of assumed conversion of Preferred B-1 preferred stock	2,788	—	5,018	—
Effect of assumed conversion of operating partnership units	15,550	—	14,851	14,594

Total	18,954	657	20,571	15,372

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
     We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2011, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.19% to 1.12% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values of the non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and most of our counterparties. The credit spreads used in determining the fair values of the hedge designated derivatives assumed a downtrend in nonperformance risk for all but one of our counterparties.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	June 30, 2011			December 31, 2010
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets
Non-hedge derivatives:
Interest rate swap	$58,604	$—	$58,604	$74,283	$—	$74,283
Interest rate flooridor	18,418	—	18,418	37,532	—	37,532
Hedge derivatives:
Interest rate cap	—	—	—	3	—	3

Subtotal	77,022	—	77,022	111,818	—	111,818

Liabilities
Non-hedge derivatives:
Interest rate swap	(93)	—	(93)	—	—	—
Interest rate floor	(4,602)	—	(4,602)	(4,951)	—	(4,951)

Subtotal	(4,695)	—	(4,695)	(4,951)	—	(4,951)

Net	$72,327	$—	$72,327	$106,867	$—	$106,867

     The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$—	$—	$—	$(17,972)
Total unrealized loss included in earnings	—	—	—	(2,042)
Total unrealized loss included in other comprehensive income	—	—	—	—
Total loss reclassified to interest expense	—	—	—	—
Purchases	—	—	—	—
Assets transferred into Level 3 still held at the reporting date(1)	—	—	—	—
Assets transferred out of Level 3 still held at the reporting date(1)	—	—	—	20,014

Balance at end of period	$—	$—	$—	$—

(1)	Transferred in/out of Level 3 because the unobservable inputs used to determine the fair value at end of period were more/less than 10% of the total valuation of these derivatives.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our non-hedge designated interest rate derivatives as of June 30, 2011 and the effects of these derivatives on the consolidated statements of operations for the three and six months ended June 30, 2011 were as follows ($ in thousands):

									Interest Savings
					Gain or (Loss)				or (Cost)
					Recognition in Income				Recognized in Income
				Fair	Three		Six		Three	Six
				Value	Months		Months		Months	Months
	Notional			Assets/	June 30,		June 30,		June 30,	June 30,
Derivative Type	Amount	Strike Rate	Maturity	(Liability)	2011		2011		2011	2011
Interest rate swap	$1,800,000	Pays LIBOR plus 2.638%, receives 5.84%	2013	$83,151	$765		$(11,930)		$13,601	$26,835
Interest rate swap	$1,475,000	Pays 4.084%, receives LIBOR Plus 2.638%	2013	(23,750)	(6,975)		(2,828)		(4,599)	(8,968)
Interest rate swap	$325,000	Pays 4.114%, receives LIBOR plus 2.638%	2013	(797)	(976)		(921)		(185)	(368)
Interest rate swap	$1,180,000	Pays 0.2675%, receives LIBOR	2012	(93)	(93)		(93)		(46)	(46)
Interest rate floor	$325,000	1.25%	2013	(4,602)	(535)		349		(852)	(1,656)
Interest rate flooridor	$1,800,000	2.75% — 0.50%	2011	18,418	(9,917)		(19,114)		10,238	20,363

Total				$72,327 (1)	$(17,731	)(2)	$(34,537	)(2)	$18,157 (3)	$36,160 (3)

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.
     The fair value of our non-hedge designated interest rate derivatives as of December 31, 2010 and the effects of these derivatives on the consolidated statement of operations for the three and six months ended June 30, 2010 were as follows ($ in thousands):

							Interest Savings
					Gain or (Loss)		or (Cost)
					Recognition in Income		Recognized in Income
				Fair	Three	Six	Three	Six
				Value	Months	Months	Months	Months
	Notional			Assets/	June 30,	June 30,	June 30,	June 30,
Derivative Type	Amount	Strike Rate	Maturity	(Liability)	2010	2010	2010	2010
Interest rate cap	$1,000,000	3.75%	2011	$—	$(3)	$(247)	$—	$—
Interest rate swap	$1,800,000	Pays LIBOR plus 2.638%, receives 5.84%	2013	95,081	20,495	33,355	13,215	26,579
Interest rate swap	$1,475,000	Pays 4.084%, receives LIBOR plus 2.638%	2013	(20,922)	—	—	—	—
Interest rate swap	$325,000	Pays 4.114%, receives LIBOR plus 2.638%	2013	124	—	—	—	—
Interest rate floor(1)	$1,475,000	1.25%	2013	—	(4,071)	(5,744)	(3,551)	(7,304)
Interest rate floor	$325,000	1.25%	2013	(4,951)	(897)	(1,266)	(782)	(1,609)
Interest rate flooridor	$3,600,000	1.25% — 0.75%	2010	—	(4,367)	(6,787)	4,550	9,050
Interest rate flooridor	$1,800,000	1.75% — 1.25%	2010	—	(2,245)	(3,883)	2,275	4,525
Interest rate flooridor	$1,800,000	2.75% — 0.50%	2011	37,532	7,623	15,042	—	—

Total				$106,864 (2)	$16,535 (3)	$30,470 (3)	$15,707 (4)	$31,241 (4)

(1)	This interest rate floor was terminated and replaced by the 4.084%, $1,475,000 notional amount interest rate swap.

(1)	Reported as “Interest rate derivatives” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our hedge-designated interest rate derivatives as of June 30, 2011 and the effects of these derivatives on the consolidated statement of operations for the three and six months ended June 30, 2011 were as follows ($ in thousands):

								Reclassified from		Gain (Loss) Recognized
						Income (Loss)		Accumulated OCI		in Income for
						Recognized in OCI		into Interest Expense		Ineffective Portion
						Three	Six	Three	Six	Three		Six
						Months	Months	Months	Months	Months		Months
				Fair		Ended	Ended	Ended	Ended	Ended		Ended
	Notional	Strike		Value		June 30,	June 30,	June 30,	June 30,	June 30,		June 30,
Derivative Type	Amount	Rates	Maturity	Asset		2011	2011	2011	2011	2011		2011
Interest rate cap	$160,000	5.00%	2011	$—		$165	$306	$165	$306	$(1)		$(1)
Interest rate cap	$55,000	5.00%	2011	—		—	21	—	12	—		(9)
Interest rate cap	$60,800	4.81%	2012	—		—	—	—	—	—		(2)
Interest rate cap	$167,212	4.75%	2011	—		24	48	24	48	—		—
Interest rate cap	$167,212	6.00%	2012	—		(24)	(24)	—	—	—		—
Interest rate cap	$203,400	6.25%	2011	—		1	—	1	1	—		—
Interest rate cap	$19,740	4.00%	2012	—		16	25	16	25	—		—

Total				$—	(1)	$182	$376	$206	$392	$(1	)(2)	$(12	)(2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.

(2)	Included in “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.
     The fair value of our hedge-designated interest rate derivatives as of December 31, 2010 and the effects of these derivatives on the consolidated statement of operations for the three and six months ended June 30, 2010 were as follows ($ in thousands):

								Reclassified from		Gain (Loss) Recognized
						Income (Loss)		Accumulated OCI		in Income for
						Recognized in OCI		into Interest Expense		Ineffective Portion
						Three	Six	Three	Six	Three		Six
						Months	Months	Months	Months	Months		Months
				Fair		Ended	Ended	Ended	Ended	Ended		Ended
	Notional	Strike		Value		June 30,	June 30,	June 30,	June 30,	June 30,		June 30,
Derivative Type	Amount	Rates	Maturity	Asset		2010	2010	2010	2010	2010		2010
Interest rate cap	$160,000	5.00%	2010	$—		$110	$190	$110	$186	$—		$(4)
Interest rate cap	$160,000	5.00%	2011	—		(6)	(59)	—	—	—		(24)
Interest rate cap	$55,000	5.00%	2010	—		26	44	27	45	—		—
Interest rate cap	$55,000	5.00%	2011	—		—	(6)	—	—	—		—
Interest rate cap	$60,800	4.81%	2012	2		(16)	(93)	3	4	—		—
Interest rate cap	$203,400	4.50%	2010	1		1	(6)	1	1	—		—
Interest rate cap	$167,212	6.00%	2010	—		12	26	12	26	—		—
Interest rate cap	$167,212	4.75%	2011	—		(51)	(51)	—	—	—		—
Interest rate corridor	$130,000	4.6%-6.0%	2010	—		11	13	11	13	—		—
Interest rate cap	$19,740	4.00%	2012	—		(7)	(37)	—	—	—		—

Total				$3	(1)	$80	$21	$164	$275	$—	(2)	$(28	)(2)

(1)	Included in “Interest rate derivatives” in the consolidated balance sheets.

(2)	Included in “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.
     During the next twelve months, we expect $224,000 of the accumulated comprehensive loss will be reclassified to interest expense.
     We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At June 30, 2011, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives related to this agreement was an asset of $54.0 million.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Beginning in 2008, we started issuing LTIP units to certain executives and employees as compensation. These units have vesting periods ranging from three to five years. Upon vesting, each LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at Ashford’s election, settled in Ashford’s common stock. Since 2008, we have issued 4.4 million LTIP units. As of June 30, 2011, all but 1.2 million of the LTIP units issued in May 2011 had reached full economic parity with the common units and are convertible into common partnership units. All the LTIP units issued on or before June 30, 2011 had an aggregate value of $41.4 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $2.6 million and $3.4 million was recognized for the three and six months ended June 30, 2011, respectively, and $864,000 and $1.2 million was recognized for the three and six months ended June 30, 2010. The unamortized value of the LTIP units was $33.1 million at June 30, 2011, which will be amortized over periods from 0.2 year to 4.7 years.
     During the six months ended June 30, 2011, 100,000 operating partnership units with a fair value of $1.0 million presented for redemption were converted to common shares at our election.
     Redeemable noncontrolling interests, including the LTIP units, in our operating partnership as of June 30, 2011 and December 31, 2010 were $163.0 million and $126.7 million. The carrying value of redeemable noncontrolling interests as of June 30, 2011 and December 31, 2010 included adjustments of $107.1 million and $72.3 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. These redeemable noncontrolling interests were allocated net loss of $3.4 million and net income of $1.7 million for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, these redeemable noncontrolling interests were allocated net income of $1.1 million and $1.9 million, respectively. During the three and six months ended June 30, 2011, we declared distributions to the operating partnership units totaling $2.0 million and $3.8 million. This distribution was recorded as a reduction of redeemable noncontrolling interests in operating partnership. No distributions were declared for the three and six months ended June 30, 2010.
12. Equity and Equity-Based Compensation
     Preferred Stock Offering and Redemption of Series B-1 Convertible Preferred Stock — In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of our 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $80.8 million after underwriting fees. Of the net proceeds from the offering, $73.0 million was used to redeem 5.9 million shares of the total 7.3 million shares of our Series B-1 convertible preferred stock outstanding on May 3, 2011. The remaining proceeds were used for other general corporate purposes. The remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock, which was treated as a dividend of $17.4 million paid to the Series B-1 preferred shareholder in accordance with the applicable accounting guidance.
     Sale of Additional Shares of Our Common Stock — In January 2011, an underwriter purchased 300,000 shares of our common stock through the partial exercise of the underwriter’s 1.125 million share over-allotment option in connection with the issuance of 7.5 million shares of common stock completed in December 2010, and we received net proceeds of $2.8 million.
     Resumption of Common Dividends — In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. The dividends of $0.10 for each of the first and second quarter of 2011 were paid in April and July, 2011, and subsequent payments will be reviewed on a quarterly basis.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Equity-Based Compensation — During the three and six months ended June 30, 2011, we recognized compensation expense of $960,000 and $1.9 million, respectively, related to our equity-based compensation plan. Compensation expense of $1.2 million and $2.1 million was recognized for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, the unamortized amount of the unvested shares of restricted equity was $4.9 million and is being amortized over periods from 0.13 year to 3.8 years.
     Preferred Dividends — The Board of Directors declared dividends of $0.5344 per share per quarter for our 8.55% Series A preferred stock, or $795,000 per quarter, and $0.5281 per share per quarter for our 8.45% Series D preferred stock, or $4.7 million per quarter, for the first two quarters of 2011 and 2010. During the quarter ended June 30, 2011, the Board of Directors also declared dividends of $0.45625 per share, or $1.5 million, for our 9% Series E preferred stock.
     Noncontrolling Interests in Consolidated Joint Ventures — Noncontrolling joint venture partners have ownership interests ranging from 11% to 25% in five hotel properties with a total carrying value of $15.2 million and $16.7 million at June 30, 2011 and December 31, 2010, respectively, and are reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated joint ventures were allocated income of $438,000 and $1.4 million for the three and six months ended June 30, 2011, respectively, and loss of $427,000 and $1.1 million for the three and six months ended June 30, 2010, respectively.
13. Commitments and Contingencies
     Restricted Cash — Under certain management and debt agreements for our hotel properties existing at June 30, 2011, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
     Franchise Fees — Under franchise agreements for our hotel properties existing at June 30, 2011, we pay franchisor royalty fees between 2.5% and 7.3% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2013 and 2034. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
     Our continuing operations incurred franchise fees of $7.4 million and $14.1 million for the three and six months ended June 30, 2011, respectively, and $6.4 million and $12.1 million for the three and six months ended June 30, 2010, respectively, which are included in other expenses in the accompanying consolidated statements of operations.
     Management Fees — Under management agreements for our hotel properties existing at June 30, 2011, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2012 through 2044, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
     Taxes — We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2007 through 2010 remain subject to potential examination by certain federal and state taxing authorities. In 2009 and 2010, the Internal Revenue Service (IRS) audited one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. In September 2010, the IRS issued a notice of proposed adjustment that reduced the amount of rent we charged to the taxable REIT subsidiary. We own a 75% interest in the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
hotel properties and the taxable REIT subsidiary at issue. We strongly disagreed with the IRS’ position and in October 2010, we filed a written protest with the IRS and requested an IRS Appeals Office conference. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arm’s length terms as required by applicable Treasury regulations. If the IRS had prevailed in its proposed adjustment, our taxable REIT subsidiary would have owed approximately $1.1 million additional U.S. federal income taxes plus possible additional state income taxes of $68,000, net of federal benefit. In June 2011, the IRS granted the Appeals conference and scheduled it for late September 2011. However, in July 2011, the IRS notified us that in lieu of the September 2010 proposed adjustment, they intend to impose a 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm’s-length rate. If the IRS proceeds with the excise tax and prevails, our REIT would owe approximately $5.7 million of U.S. federal excise taxes. As a result of this recent change in the IRS’ approach, the Appeals Office conference has been postponed but no date has been selected as of yet. We intend to vigorously protest this potential assessment. We believe the IRS transfer pricing methodologies applied in the audit contain flaws and that the IRS adjustment to the rent charges is inconsistent with the U.S. federal tax laws related to REITs and true leases. We believe we will prevail in the eventual settlement of the audit and that the settlement will not have a material adverse effect on our financial condition and results of operations. In May 2011, the IRS commenced an audit of this same TRS for the tax year ended December 31, 2008. In addition, in June 2011, the IRS notified us of their intent to examine the federal income tax return of this TRS for the tax year ended December 31, 2009. During 2010, the Canadian taxing authorities selected our TRS subsidiary that leased our one Canadian hotel for audit for the tax years ended December 31, 2007, 2008 and 2009. The Canadian hotel was sold in June 2008 and the TRS ceased activity in Canada at that time. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition.
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
     Additionally, for certain periods of time, we are prohibited from selling or transferring the Marriott Crystal Gateway in Arlington, Virginia, if as a result of such transactions, the entity from which we acquired the property would recognize gain for federal tax purposes.
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
     Potential Pension Liabilities — Certain employees at one of our hotel properties are unionized and covered by a multiemployer defined benefit pension plan. At acquisition of the hotel property in 2006, there were no unfunded pension liabilities. Although those workers are not our employees, the hotel manager of that hotel property may in the future de-unionize given their work rules. It is reasonably possible that we may incur additional cost for the unfunded pension liabilities should a de-unionizing occur. As of June 30, 2011, we have accrued $111,000 for the potential unfunded liabilities.
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

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$154,221	$154,221	$217,690	$217,690
Restricted cash	$74,257	$74,257	$67,666	$67,666
Accounts receivable	$39,758	$39,758	$27,493	$27,493
Notes receivable	$3,039	$1,805 to $1,996	$20,870	$6,756 to $7,467
Interest rate derivatives	$72,327	$72,327	$106,867	$106,867
Due from third-party hotel managers	$55,248	$55,248	$49,135	$49,135

Financial liabilities:
Indebtedness of continuing operations	$2,445,424	$2,171,052 to $2,399,584	$2,518,164	$2,082,207 to $2,301,387
Indebtedness of assets held for sale	$—	$—	$50,619	$44,587 to $49,281
Accounts payable and accrued expenses	$86,663	$86,663	$79,248	$79,248
Dividends payable	$15,165	$15,165	$7,281	$7,281
Due to related party	$1,656	$1,656	$2,400	$2,400
Due to third-party hotel managers	$2,270	$2,270	$1,870	$1,870
     Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature.
     Accounts receivable, due to/from related party or third-party hotel managers, accounts payable, accrued expenses, and dividends payable. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments.
     Notes receivable. Fair value of the notes receivable may be determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of the notes receivable to be approximately 34% to 41% lower than the carrying value of $3.0 million at June 30, 2011, and approximately 64% to 68% lower than the carrying value of $20.9 million at December 31, 2010.
     Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the indebtedness valuation, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the total indebtedness to be approximately 2% to 11% lower than the carrying value of $2.4 billion at June 30, 2011, and approximately 8% to 17% lower than the carrying value of $2.6 billion at December 31, 2010.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended June 30, 2011:
Total revenue	$230,099	$—	$—	$230,099

Total hotel operating expenses	144,438	—	—	144,438
Property taxes, insurance and other	11,769	—	—	11,769
Depreciation and amortization	33,027	—	—	33,027
Impairment charges	—	(4,316)	—	(4,316)
Gain on insurance settlement	(1,905)	—	—	(1,905)
Transaction acquisition costs	—	—	406	406
Corporate general and administrative	—	—	11,005	11,005

Total expenses	187,329	(4,316)	11,411	194,424

Operating income (loss)	42,770	4,316	(11,411)	35,675
Equity in loss of unconsolidated joint ventures	(2,301)	—	—	(2,301)
Interest income	—	—	23	23
Other income	—	—	18,157	18,157
Interest expense and amortization of loan costs	—	—	(34,808)	(34,808)
Unrealized loss on derivatives	—	—	(17,694)	(17,694)

Income (loss) from continuing operations before income taxes	40,469	4,316	(45,733)	(948)
Income tax expense	—	—	(285)	(285)

Income (loss) from continuing operations	$40,469	$4,316	$(46,018)	$(1,233)

As of June 30, 2011:
Total assets	$3,379,843	$3,569	$241,422	$3,624,834

Three Months Ended June 30, 2010:
Total revenue	$217,293	$346	$—	$217,639

Total hotel operating expenses	140,760	—	—	140,760
Property taxes, insurance and other	12,313	—	—	12,313
Depreciation and amortization	32,906	—	—	32,906
Impairment charges	—	(1,188)	—	(1,188)
Corporate general and administrative	—	—	8,323	8,323

Total expenses	185,979	(1,188)	8,323	193,114

Operating income (loss)	31,314	1,534	(8,323)	24,525
Equity in earnings of unconsolidated joint ventures	—	664	—	664
Interest income	—	—	51	51
Other income	—	—	15,652	15,652
Interest expense and amortization of loan costs	—	—	(35,321)	(35,321)
Unrealized gain on derivatives	—	—	16,534	16,534

Income (loss) from continuing operations before income taxes	31,314	2,198	(11,407)	22,105
Income tax expense	—	—	(414)	(414)

Income (loss) from continuing operations	$31,314	$2,198	$(11,821)	$21,691

As of June 30, 2010:
Total assets	$3,496,914	$58,320	$331,897	$3,887,131

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Six Months Ended June 30, 2011:
Total revenue	$441,889	$—	$—	$441,889

Total hotel operating expenses	282,298	—	—	282,298
Property taxes, insurance and other	22,656	—	—	22,656
Depreciation and amortization	65,804	—	—	65,804
Impairment charges	—	(4,656)	—	(4,656)
Gain on insurance settlement	(1,905)	—	—	(1,905)
Transaction acquisition costs	—	—	(818)	(818)
Corporate general and administrative	—	—	24,888	24,888

Total expenses	368,853	(4,656)	24,070	388,267

Operating income (loss)	73,036	4,656	(24,070)	53,622
Equity in earnings of unconsolidated joint ventures	25,824	—	—	25,824
Interest income	—	—	59	59
Other income	—	30,000	36,160	66,160
Interest expense and amortization of loan costs	—	—	(69,386)	(69,386)
Unrealized loss on derivatives	—	—	(34,511)	(34,511)

Income (loss) from continuing operations before income taxes	98,860	34,656	(91,748)	41,768
Income tax expense	—	—	(1,329)	(1,329)

Income (loss) from continuing operations	$98,860	$34,656	$(93,077)	$40,439

Six Months Ended June 30, 2010:
Total revenue	$415,484	$683	$—	$416,167

Total hotel operating expenses	271,511	—	—	271,511
Property taxes, insurance and other	25,390	—	—	25,390
Depreciation and amortization	66,749	—	—	66,749
Impairment charges	—	(1,957)	—	(1,957)
Corporate general and administrative	—	—	14,981	14,981

Total expenses	363,650	(1,957)	14,981	376,674

Operating income (loss)	51,834	2,640	(14,981)	39,493
Equity in earnings of unconsolidated joint ventures	—	1,322	—	1,322
Interest income	—	—	112	112
Other income	—	—	31,171	31,171
Interest expense and amortization of loan costs	—	—	(70,385)	(70,385)
Unrealized gain on derivatives	—	—	30,442	30,442

Income (loss) from continuing operations before income taxes	51,834	3,962	(23,641)	32,155
Income tax expense	—	—	(458)	(458)

Income (loss) from continuing operations	$51,834	$3,962	$(24,099)	$31,697

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
     The following unaudited pro forma statements of operations for the six months ended June 30, 2011 and 2010 are based on our historical consolidated financial statements adjusted to give effect to the completion of the acquisition of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the Highland Hospitality Portfolio as if the transaction had occurred at January 1, 2010 and January 1, 2011. The pro forma financial information is prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition transaction occurred on the date indicated or what may result in the future (in            thousands, except per share amounts).

		Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
	As	Pro Forma		Pro Forma	As	Pro Forma		Pro Forma
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Hotel revenue	$441,741	$—		$441,741	$415,272	$—		$415,272
Other revenue	148	—		148	895	—		895

Total revenue	441,889	—		441,889	416,167	—		416,167

Hotel expenses	282,298	—		282,298	271,511	—		271,511
Property taxes, insurance and other	22,656	—		22,656	25,390	—		25,390
Depreciation and amortization	65,804	—		65,804	66,749	—		66,749
Impairment charges	(4,656)	—		(4,656)	(1,957)	—		(1,957)
Gain on insurance settlement	(1,905)	—		(1,905)	—	—		—
Transaction acquisition costs	(818)	1,089	(1)	271	—	—		—
Corporate general and administrative and other	24,888	—		24,888	14,981	—		14,981

Total expenses	388,267	1,089		389,356	376,674	—		376,674

Operating income (loss)	53,622	(1,089)		52,533	39,493	—		39,493
Equity in earnings (loss) of unconsolidated joint ventures	25,824	(39,049	)(2)(3)	(13,225)	1,322	(12,196	)(2)	(10,874)
Interest and other income	66,219	—		66,219	31,283	—		31,283
Interest expense and amortization of loan costs and write-off of loan costs and exit fees	(69,386)	—		(69,386)	(70,385)	—		(70,385)
Unrealized gain (loss) on derivatives	(34,511)	—		(34,511)	30,442	—		30,442
Income tax expense	(1,329)	—		(1,329)	(458)	—		(458)

Income (loss) from continuing operations	40,439	(40,138)		301	31,697	(12,196)		19,501
(Income) loss from continuing operating attributable to noncontrolling interests	(2,670)	4,933	(4)	2,263	(3,826)	1,910	(4)	(1,916)

Income (loss) from continuing operations attributable to the Company	37,769	(35,205)		2,564	27,871	(10,286)		17,585
Preferred dividends	(31,326)	—		(31,326)	(9,661)	—		(9,661)

Income (loss) from continuing operations available to common shareholders	$6,443	$(35,205)		$(28,762)	$18,210	$(10,286)		$7,924

Income (loss) from continuing operations per share — basic	$0.11			$(0.50)	$0.34			$0.15

Income (loss) from continuing operations per share — diluted	$0.11			$(0.50)	$0.33			$0.15

Weighted average number of shares outstanding — basic	58,157			58,157	51,953			51,953

Weighted average number of shares outstanding — diluted	58,157			58,157	59,401			51,953

(1)	To eliminate transaction costs credit recorded in our financial statements.

(2)	To reflect our 71.74% loss in PIM Highland JV that owns the Highland Hospitality Portfolio, which is calculated as follows:

Historical net income of Highland Hospitality Portfolio	$51,146	$2,305
Pro forma adjustments:
Additional hotel operating results for the period from January 1, 2011 through March 10, 2011	11,981	—
Additional interest related to assumed debt at higher rates	(11,372)	(8,531)
Amortization of loan costs incurred from assuming debt	(813)	(2,298)
Additional depreciation expense based on the fair value of the hotel properties at acquisition and the useful lives under our accounting policies	(11,702)	(8,476)
Additional corporate general and administrative expense for the period from January 1, 2011 through March 10, 2011	(565)	—
Removal of gain recognized at acquisition	(75,372)	—
Removal of transaction acquisition costs	18,263	—

Pro forma adjusted net loss	(18,434)	(17,000)
Our percentage ownership	x 71.74%	x 71.74%

Our portion of PIM Highland JV net loss	(13,225)	(12,196)
Reversal of equity earnings recorded	(25,824)	—

Net adjustments	$(39,049)	$(12,196)

(3)	The equity loss in unconsolidated joint ventures does not include $18.3 million of closing costs incurred by PIM Highland JV.

(4)	To reflect our 71.74% loss in PIM Highland JV that is attributable to noncontrolling interests.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Subsequent Events
     In July 2011, we reissued 7.0 million shares of our treasury stock at a gross price of $12.50 per share and received net proceeds of approximately $83.3 million. The net proceeds were used to repay our outstanding borrowings under our existing senior credit facility of $50.0 million and the remaining proceeds for general corporate purposes, including without limitation, financing future hotel related investments, capital expenditures and working capital or repayment of debt and other obligations.
     In July 2011, we completed the sale of the Hampton Inn hotel property in Jacksonville, Florida and received net proceeds of $9.6 million.

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
EXECUTIVE OVERVIEW
General
     Following a recession that lasted over two years, beginning in 2010 the lodging industry started experiencing improvement in fundamentals, specifically occupancy and this improvement has continued into 2011. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, have continued showing upward growth. We believe that, provided improvements in the economy occur, there will be a positive impact to the lodging industry and hotel operating results for 2011. Our business strategy is to take advantage of the cyclical nature of the hotel industry. We believe that in the current cycle, hotel values and cash flows, for the most part, peaked in 2007. We expect we will not achieve similar cash flows and values in the immediate future. Industry experts have suggested that cash flows within our industry may achieve these previous highs again in 2014 through 2016.
     Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•	acquisition of hotel properties;

•	disposition of hotel properties;

•	investing in lodging related securities;

•	pursuing capital market activities to enhance long-term shareholder value;

•	preserving capital, enhancing liquidity, and continuing current cost saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.
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
SIGNIFICANT TRANSACTIONS AND RECENT DEVELOPMENTS
     Sale of Additional Shares of Our Common Stock in July 2011 — In July 2011, we reissued 7.0 million shares of our treasury stock at a gross price of $12.50 per share and received net proceeds of approximately $83.3 million. The net proceeds were used to repay our outstanding borrowings under our existing senior credit facility of $50.0 million and the remaining proceeds will be used for general corporate purposes, including without limitation, financing future hotel related investments, capital expenditures and working capital or repayment of debt and other obligations.
     Pending Sale of Hotel Property — In June 2011, we entered into an agreement for the sale of the Hampton Inn hotel property in Jacksonville, Florida. Based on the selling price, we recorded an impairment charge of $6.2 million. The sale was completed in July 2011. The hotel property has been reclassified as assets held for sale in the consolidated balance sheet at June 30, 2011, and its operating results, including the impairment charge, for all periods presented have been reported as discontinued operations in the consolidated statements of operations.
     Investments in Securities — We continually seek new and alternative strategies to leverage our industry and capital markets knowledge in ways that we believe will be accretive to our company. We believe that we can utilize the same real-time information we use to manage our portfolio and capital structure to invest capital in the public markets within the hospitality industry. To implement this investment strategy, in the three months ended June 2011, our Board of Directors authorized the formation of an investment subsidiary to invest in public securities of lodging entities. This investment will be carried at fair market value. The maximum aggregate investment amount that can be made by this subsidiary is currently $20.0 million.
     Preferred Stock Offering and Redemption of Series B-1 Convertible Preferred Stock — In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of our 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $80.8 million after underwriting fees. Of the net proceeds from the offering, $73.0 million was used to redeem 5.9 million shares of the total 7.3 million shares of our Series B-1 convertible preferred stock outstanding on May 3, 2011. The remaining proceeds were used for other general corporate purposes. The remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock.
     Repayment of a Mezzanine Loan — In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower paid off the loan for $22.1 million. The difference between the settlement amount and the carrying value of $17.9 million was recorded as a credit to impairment charges in accordance with applicable accounting guidance. We used $20.0 million of the settlement proceeds to pay down our senior credit facility.
     Acquisition of Hotel Properties Securing Mezzanine Loans Held in Unconsolidated Joint Ventures — In July 2010, as a strategic complement to our existing joint venture with Prudential Real Estate Investors (“PREI”) formed in 2008, we contributed $15.0 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a portion of the tranche 4 mezzanine loan associated with JER Partners’ 2007 privatization of the JER/Highland Hospitality portfolio (the “Highland Portfolio”). The mezzanine loan was secured by the same 28 hotel properties as our then existing joint venture investment in the tranche 6 mezzanine loan. Both of these mezzanine loans were in default since August 2010. After negotiating with the borrowers, senior secured lenders and senior mezzanine lenders for a restructuring, we, through another new joint venture, the PIM Highland JV, with PRISA III Investments, LLC (“PRISA III”) (an affiliate of PREI), invested $150.0 million and PRISA III invested $50.0 million of new capital to acquire the 28 high quality full and select service hotel properties comprising the Highland Portfolio on March 10, 2011. We and PRISA III have ownership interests of 71.74% and 28.26%, respectively, in the new joint venture. In addition to the common equity splits, we and PRISA III each have a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Our investment in the PIM Highland JV is accounted for using the equity method and the carrying value was $190.8 million at June 30, 2011. The PIM Highland JV recognized a gain of $75.4 million at acquisition, of which our share was $43.2 million, based on the preliminary assessment of the fair value of the assets acquired and the liabilities assumed. The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The allocation of the purchase price to the assets and liabilities will be finalized as soon as practicable upon completion of the analysis of the fair values of the assets acquired and liabilities assumed, which could result in adjustments to the gain recognized based on the preliminary assessment. See Note 6.
     Litigation Settlement — In March 2011, we entered into a Consent and Settlement Agreement (the “Settlement Agreement”) with Wells Fargo Bank, N.A. (“Wells”) to resolve potential disputes and claims between us and Wells relating to our purchase of a participation interest in certain mezzanine loans. Wells denied the allegations in our complaint and further denies any liability for the claims asserted by us; however, the Settlement Agreement was entered into to resolve our claims against Wells and to secure Wells’ consent to our participation in the Highland Hospitality Portfolio restructuring. Pursuant to the Settlement Agreement, Wells agreed to pay us $30.0 million over the next five years, or earlier, if certain conditions are satisfied. As part of the Settlement Agreement, we and Wells have agreed to a mutual release of claims. We received the settlement payment of $30.0 million and paid legal costs of $6.9 million in June 2011 ($5.5 million of the legal costs were accrued at March 31, 2011). The settlement amount was recorded as “Other income” and the legal costs of $6.9 million were recorded as “Corporate general and administrative expenses” in the consolidated statements of operations.
     Acquisition of Condominium Properties — In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project. More specifically, we acquired 96 condominium units, hotel amenities, land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMA’s”) with third party owners of condominium units in the project. Units owned by third parties with RMA’s and 62 of the 96 units we acquired participate in a rental pool program whereby the units are rented to guests similar to a hotel operation. Under the terms of the RMA’s, we share in a percentage of the guest room revenues and are reimbursed for certain costs. The remaining 34 units that we own are currently being finished out and will be added to the rental pool when completed. All of these units are included in “Investment in hotel properties, net” in the consolidated balance sheet.
     Resumption of Common Dividends — In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. For the six months ended we have declared dividends of $0.20 per share, subsequent payments will be reviewed on a quarterly basis.
     Completion of Sales of Hotel Properties — In the six months ended June 30, 2011, we completed the sale of the three hotel properties which were classified as assets held for sale at December 31, 2010, the JW Marriott hotel in San Francisco, California, the Hilton hotel in Rye Town, New York and the Hampton Inn hotel in Houston, Texas. We received net proceeds of $93.9 million (net of repayments of related mortgage debt of $50.2 million). We used the net proceeds to reduce $70.0 million of the borrowings on our senior credit facility.
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
     In September 2010, we entered into an at-the-market (“ATM”) program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold during the six months ended June 30, 2011. Proceeds from the ATM program, to the extent the program is utilized, are expected to be used for general corporate purposes including investments and reduction of debt.
     In February 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) that terminates in 2013, and is available to provide us additional liquidity if needed. Pursuant to the SEDA, YA Global has agreed to purchase up to $50.0 million (which may be increased to $65.0 million pursuant to the SEDA) of newly issued shares of our common stock if notified to do so by us in accordance with the SEDA. No shares were sold during the six months ended June 30, 2011.
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
     Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $60.1 million and $56.8 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cash flows from operating activities was primarily due to a net litigation settlement payment of $23.1 million, which is partially offset by the timing of collecting receivables from hotel guests, paying vendors and settling with hotel managers, and an increase in restricted cash due to additional cash deposits relating to certain debt services and capital expenditures.
     Net Cash Flows Used in Investing Activities. For the six months ended June 30, 2011, investing activities used net cash flows of $18.8 million. Cash outlays consisted of $145.8 million for the acquisition of the 71.74% interest in PIM Highland JV 28-hotel properties, $12.0 million for the acquisition of investment in hotel condominiums, and $28.3 million for capital improvements made to various hotel properties. Cash inflows consisted of $144.1 million from the sale of three hotel properties, $22.5 million from repayment of mezzanine loans and $748,000 of insurance proceeds from settlement of insurance claims. For the six months ended June 30, 2010, investing activities used net cash flows of $11.5 million. Principal payments on notes receivable generated total cash of $22.0 million. Capital improvements made to various hotel properties used $33.5 million of cash.
     Net Cash Flows Used in Financing Activities. For the six months ended June 30, 2011, net cash flows used in financing activities were $104.8 million. Cash outlays consisted of $73.0 million for the repurchase of our Series B-1 preferred stock, $21.9 million for dividend payments to common and preferred stockholders and unit holders, $2.4 million payment for loan modification and extension fees, $150.5 million for repayments of indebtedness and capital leases, and $3.0 million distribution to noncontrolling interest joint venture partner. These cash outlays were partially offset by cash inflows of $80.8 million from issuance of Series E preferred stock, $25.0 million borrowings from our senior credit facility, $2.8 million from issuance of 300,000 shares of common stock, $36.4 million from the counterparties of our interest rate derivatives, and $970,000 from a large shareholder (greater than 10% of a class of equity securities) for short swing profit and buy-in payments from the issuance of operating partnership units. For the six months ended June 30, 2010, net cash flows used in financing activities were $35.6 million. Cash outlays consisted of $45.1 million for purchases of common stock, $11.1 million for dividend payments to preferred shareholders and unit holders, $2.5 million payment for loan modification and extension fees, $5.4 million for repayments of indebtedness and capital leases, $3.8 million for the redemption of operating partnership units, $181,000 distribution to a noncontrolling interest joint venture partner, and $52,000 for purchasing an interest rate cap agreement. These cash outlays were partially offset by cash inflows of $31.4 million from the counterparties of our interest rate derivatives and $1.0 million of contributions from a noncontrolling interest joint venture partner.
     We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. At June 30, 2011, we were in compliance with all covenants or other requirements set forth in our debt and derivative agreements as amended.
     Virtually, our only recourse obligation is our $250 million senior credit facility held by nine banks, which expires in April 2012. The outstanding balance on this credit facility at June 30, 2011 was $50.0 million and was subsequently repaid in full in July 2011. The main covenants in this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.35x through expiration (ours was 1.74x at June 30, 2011); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 59.9% at June 30, 2011). The current balance under this credit facility is zero. In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity, and if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises or, to the extent necessary, and asset sales.
     Based upon the current level of operations, management believes that our cash flow from operations along with our cash balances and the amount available under our senior credit facility ($200.0 million at June 30, 2011) will be adequate to meet upcoming anticipated requirements for interest, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our upcoming 2011 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties and our debt investments.
     We are committed to an investment strategy where we will opportunistically pursue hotel-related investments as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from future borrowings under a credit facility or other loans, or from proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, and joint ventures. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments. We are encouraged by the incremental improvement in both the capital and debt markets over the last quarter and may, when conditions are suitable, look at capital raising options.
     Our existing hotels are mostly located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.
     Dividend Policy. In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our common stock with an annualized target of $0.40 per share for 2011. The dividend of $0.10 per share per quarter for the first and second quarter of 2011 was paid, and subsequent payments will be reviewed on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.

RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended			Favorable/	Six Months Ended			Favorable/
	June 30,			(Unfavorable)	June 30,			(Unfavorable)
	2011	2010		Change	2011	2010		Change
Total revenue	$230,099		$217,639	$12,460	$441,889		$416,167	$25,722
Total hotel operating expenses	$(144,438)		$(140,760)	$(3,678)	$(282,298)		$(271,511)	$(10,787)
Property taxes, insurance and other	$(11,769)		$(12,313)	$544	$(22,656)		$(25,390)	$2,734
Depreciation and amortization	$(33,027)		$(32,906)	$(121)	$(65,804)		$(66,749)	$945
Impairment charges	$4,316		$1,188	$3,128	$4,656		$1,957	$2,699
Gain on insurance settlement	$1,905	$	¯	$1,905	$1,905	$	¯	$1,905
Transaction acquisition costs	$(406)	$	¯	$(406)	$818	$	¯	$818
Corporate general and administrative	$(11,005)		$(8,323)	$(2,682)	$(24,888)		$(14,981)	$(9,907)
Operating income	$35,675		$24,525	$11,150	$53,622		$39,493	$14,129
Equity in earnings (loss) of unconsolidated joint ventures	$(2,301)		$664	$(2,965)	$25,824		$1,322	$24,502
Interest income	$23		$51	$(28)	$59		$112	$(53)
Other income	$18,157		$15,652	$2,505	$66,160		$31,171	$34,989
Interest expense and amortization of loan costs	$(34,808)		$(35,321)	$513	$(69,386)		$(70,385)	$999
Unrealized gain (loss) on derivatives	$(17,694)		$16,534	$(34,228)	$(34,511)		$30,442	$(64,953)
Income tax expense	$(285)		$(414)	$129	$(1,329)		$(458)	$(871)
Income (loss) from continuing operations	$(1,233)		$21,691	$(22,924)	$40,439		$31,697	$8,742
Loss from discontinued operations	$(6,029)		$(14,189)	$8,160	$(3,819)		$(18,970)	$15,151
Net income (loss)	$(7,262)		$7,502	$(14,764)	$36,620		$12,727	$23,893
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	$(438)		$427	$(865)	$(1,369)		$1,129	$(2,498)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$3,389		$(1,129)	$4,518	$(1,729)		$(1,921)	$192
Net income (loss) attributable to the Company	$(4,311)		$6,800	$(11,111)	$33,522		$11,935	$21,587
     Income from continuing operations represents the operating results of 96 hotel properties included in continuing operations that we have owned throughout the entirety of the three and six months ended June 30, 2011 and 2010. The following table illustrates the key performance indicators of these hotels:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total hotel revenue (in thousands)	$230,019	$217,155	$441,741	$415,272
Room revenue (in thousands)	$177,040	$164,762	$339,789	$315,820
RevPAR (revenue per available room)	$98.96	$92.97	$95.61	$89.39
Occupancy	76.20%	74.13%	73.08%	71.00%
ADR (average daily rate)	$129.87	$125.42	$130.83	$125.90
Comparison of the Three Months Ended June 30, 2011 with Three Months Ended June 30, 2010
     Room revenue for the three months ended June 30, 2011 (the “2011 quarter”) increased $12.3 million, or 7.5%, to $177.0 million from $164.8 million for the three months ended June 30, 2010 (the “2010 quarter”). The increase in room revenue was primarily due to the continued improvements in occupancy coupled with the increase in average daily rate. During the 2011 quarter, we experienced a 207 basis points increase in occupancy and a 3.5% increase in room rates as the economy continues to improve. Food and beverage experienced a similar increase of $425,000, or 1.0%, due to improved occupancy. Rental income from the triple-net operating lease remained at $1.5 million for both the 2011 quarter and 2010 quarter. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, experienced a slight increase of $131,000.
     No interest income from notes receivable has been recorded for the 2011 quarter as the remaining two mezzanine loans in our loan portfolio as of March 31, 2011 were impaired in the previous two years. As a result, the cash received from the remaining notes is recorded as credits to impairment charges in accordance with applicable authoritative accounting guidance. We recorded a credit to impairment charges of $4.3 million and $1.2 million for the 2011 quarter and the 2010 quarter, respectively. In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower repaid the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference between the settlement amount and the carrying value of $4.2 million was recorded as a credit to impairment charges in accordance with applicable accounting guidance.
     Asset management fees and other were $80,000 and $138,000 for the 2011 quarter and the 2010 quarter, respectively.
     Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $2.4 million in direct expenses and $1.3 million in indirect expenses and management fees in the 2011 quarter. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues, and higher sales and marketing expenses. The direct expenses were 31.5% of total hotel revenue for the 2011 quarter and 32.3% for the 2010 quarter.
     Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $544,000 for the 2011 quarter to $11.8 million. The decrease is primarily due to a $566,000 reduction in property taxes resulting from our continued successful appeals as we secured reductions in the assessed value related to certain of our hotel properties.
     Depreciation and Amortization. Depreciation and amortization increased $121,000 for the 2011 quarter compared to the 2010.
     Impairment Charges. We recorded a credit to impairment charges of $4.3 million and $1.2 million for the 2011 quarter and the 2010 quarter, respectively, for the cash received and the valuation adjustments on previously impaired mezzanine loans.
     Transaction Acquisition Costs. We incurred transaction acquisition costs of $406,000 relating to certain costs for the acquisition of the 71.74% interest in PIM Highland JV and the acquisition of real estate and other rights in the WorldQuest Resort condominium project.
     Corporate General and Administrative. Corporate general and administrative expenses increased to $11.0 million for the 2011 quarter compared to $8.3 million for the 2010 quarter. The non-cash equity-based compensation expense increased $1.5 million, primarily due to the higher expense recognized on the restricted equity-based awards granted in 2010 and 2011 at a higher cost per share. Other corporate general and administrative expenses increased $1.2 million during the 2011 quarter primarily attributable to additional legal costs of $1.4 million incurred in connection with a litigation settlement. The 2011 quarter also included a credit of $774,000 reimbursements from PIM Highland JV.
     Equity in Earnings (Loss) of Unconsolidated Joint Ventures. We recorded an equity loss in our unconsolidated joint ventures of $2.3 million for the 2011 quarter and an equity income of $664,000 for the 2010 quarter, respectively.
     Interest Income. Interest income was $23,000 and $51,000 for the 2011 quarter and the 2010 quarter, respectively.
     Other Income. Other income recorded on our interest rate derivatives was $18.2 million and $15.7 million for the 2011 quarter and the 2010 quarter, respectively, representing the income recognized on our interest rate derivatives.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $513,000 to $34.8 million for the 2011 quarter from $35.3 million for the 2010 quarter. The decrease is primarily attributable to the interest savings from the repayment of $200 million on our senior credit facility since June 30, 2010, which was partially offset by an increase in interest expense resulting from certain mortgage loans refinanced at higher rates.
     Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives represents primarily the changes in fair value of the interest rate swap, floor, flooridor and cap transactions we entered into since March 2008 which were not designated as cash flow hedges. We recorded an unrealized loss of $17.7 million for the 2011 quarter and an unrealized gain of $16.5 million for the 2010 quarter on these derivatives. The fair value of these derivatives decreased during the 2011 quarter primarily due to the movements in the LIBOR forward curve used in determining the fair value and the passage of time.

     Income Tax Expense. We recorded an income tax expense from continuing operations of $285,000 for the 2011 quarter and $414,000 for the 2010 quarter. The decrease in tax expense in the 2011 quarter is primarily due to the reversal of federal alternative minimum taxes and certain state income taxes accrued in the first quarter of 2011 for our largest TRS subsidiary. This TRS owned a hotel in Michigan which was placed in receivership in December of 2009. In May 2011, the receiver sold the hotel to a third party, allowing us to recognize a loss on sale for tax purposes. Due to the magnitude of the loss, we are projecting a net operating loss for this TRS for the tax year ending December 31, 2011.
     Loss from Discontinued Operations. Discontinued operations reported loss from operations of $6.0 million for the 2011 quarter and $14.2 million for the 2010 quarter. We recorded an impairment charge of $6.2 million for the Hampton Inn hotel property in Jacksonville, Florida during the 2011 quarter as the hotel property is currently under contract for sale. In addition, we recorded a net gain of $158,000 from the adjustments at final settlements of the three hotel properties sold in the first quarter of 2011. Discontinued operations for the 2010 quarter also included the operating results of the Hilton Suites in Auburn Hills, Michigan that was sold in September 2010 and the Westin O’Hare, Illinois that was deconsolidated at the closing of the deed-in-lieu of foreclosure in September 2010.
     (Income) Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated joint ventures were allocated income of $438,000 and loss of $427,000 during the 2011 quarter and the 2010 quarter, respectively. The increase is primarily due to the improved operating results of the hotel properties held in the joint ventures.
     Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. The noncontrolling interests in the operating partnership were allocated net loss of $3.4 million in the 2011 quarter and net income of $1.1 million in the 2010 quarter. The redeemable noncontrolling interests represented ownership interests of 21.1% and 22.2% in the operating partnership at June 30, 2011 and 2010, respectively. The decrease was primarily due to the net increase in common stock outstanding resulting from the issuance of additional shares of our common stock and the grants equity-based compensation, net of the effect of the units redeemed and converted since June 30, 2010.
Comparison of the Six Months Ended June 30, 2011 with Six Months Ended June 30, 2010
     Revenue. Room revenue for the six months ended June 30, 2011 (the “2011 period”) increased $24.0 million, or 7.6%, to $339.8 million from $315.8 million for the six months ended June 30, 2010 (the “2010 period”). The increase in room revenue was primarily due to the continued improvements in occupancy coupled with the increase in average daily rate. During the 2011 period, we experienced a 208 basis points increase in occupancy and a 3.9% increase in room rates as the economy continues to improve. Food and beverage experienced a similar increase of $2.7 million, or 3.5%, due to improved occupancy. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, experienced a slight decline of $324,000. Rental income from the triple-net operating lease increased $161,000 primarily due to higher hotel revenues related to that property during the 2011 period resulting from improved ADR and the effect of higher occupancy.
     No interest income from notes receivable has been recorded for the 2011 period as the remaining two mezzanine loans in our loan portfolio as of December 31, 2010 were impaired in the previous two years. As a result, the cash received from the two remaining notes is recorded as credits to impairment charges in accordance with applicable authoritative accounting guidance. We recorded a credit to impairment charges of $4.7 million and $2.0 million for the 2011 period and the 2010 period, respectively. In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower repaid the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference of $4.2 million between the settlement amount and the carrying value was recorded as a credit to impairment charges in accordance with applicable accounting guidance.
     Asset management fees and other were $148,000 and $212,000 for the 2011 period and the 2010 period, respectively.
     Hotel Operating Expenses. We experienced increases of $6.0 million in direct expenses and $4.8 million in indirect expenses and management fees in the 2011 period. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues, and higher sales and marketing expenses. The direct expenses were 32.0% of total hotel revenue for the 2011 period and 32.6% for the 2010 period.

     Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $2.7 million for the 2011 period to $22.7 million. The decrease is primarily due to a $2.1 million reduction in property taxes resulting from our continued successful appeals as we secured significant reductions in the assessed value related to certain of our hotel properties. Insurance expense and other decreased $431,000 resulting from lower premiums for insurance policies renewed since June 30, 2010 and lower uninsured losses incurred. The decrease in these expenses also reflects a gain of $244,000 recognized on an insurance claim in the 2011 period.
     Depreciation and Amortization. Depreciation and amortization decreased $945,000 for the 2011 period compared to the 2010 period, primarily due to certain assets that had been fully depreciated since June 30, 2010, which is partially offset by an increase in depreciation expense resulting from capital improvements made at certain hotel properties since June 30, 2010.
     Impairment Charges. We recorded a credit to impairment charges of $4.7 million and $2.0 million for cash received and valuation adjustments on the previously impaired mezzanine loans.
     Transaction Acquisition Costs. We recorded a net credit to transaction acquisition costs of $818,000 for the 2011 period. We were reimbursed $1.2 million by the joint venture relating to certain costs for the acquisition of the 71.74% interest in PIM Highland JV and incurred an additional $135,000 for the acquisition. In addition, we incurred $271,000 for the acquisition of real estate and other rights in the WorldQuest Resort condominium project.
     Corporate General and Administrative. Corporate general and administrative expenses increased to $24.9 million for the 2011 period compared to $15.0 million for the 2010 period. The non-cash stock/unit-based compensation expense increased $2.1 million, primarily due to the higher expense recognized on the restricted stock/unit-based awards granted in 2010 and 2011 at a higher cost per share. For the 2011 period, corporate general and administrative expenses also included $6.9 million in legal costs associated with a litigation settlement. Other corporate general and administrative expenses increased $911,000 during the 2011 period primarily attributable to an increase in target incentives for certain executives. The 2011 period also included a credit of $947,000 reimbursements from PIM Highland JV.
     Equity in Earnings (Loss) of Unconsolidated Joint Ventures. We recorded equity in earnings of unconsolidated joint ventures of $25.8 million and $1.3 million for the 2011 period and the 2010 period, respectively. Included in the 2011 period was a gain of $75.4 million recognized by the PIM Highland JV at acquisition, of which our share was $43.2 million, and $18.3 million of transaction costs recorded for the acquisition. Excluding the gain and the transaction costs, our equity loss would be $4.3 million for the 2011 period.
     Interest Income. Interest income was $59,000 and $112,000 for the 2011 period and the 2010 period, respectively.
     Other Income. Other income was $66.2 million and $31.2 million for the 2011 period and the 2010 period, respectively. Income from the non-hedge interest rate swap, floor and flooridors accounted for $36.1 million and $31.2 million for the 2011 period and the 2010 period, respectively. For the 2011 period, other income included a gain of $30.0 million recognized from a litigation settlement.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $999,000 to $69.4 million for the 2011 period from $70.4 million for the 2010 period. The decrease is primarily attributable to a decline in interest expense resulting from the principal repaid on our senior credit facility and other indebtedness since June 30, 2010, and decreased amortization of loan costs resulting from certain loan costs that were fully amortized at their initial maturity dates, net of the increase in interest from loans refinanced at higher interest rates since June 30, 2010.
     Unrealized Gain (Loss) on Derivatives. We recorded an unrealized loss of $34.5 million for the 2011 period and an unrealized gain of $30.4 million for the 2010 period on these derivatives. The fair value of these derivatives decreased during the 2011 period primarily due to the movements in the LIBOR forward curve used in determining the fair value and the passage of time.
     Income Tax Expense. We recorded an income tax expense from continuing operations of $1.3 million for the 2011 period and $458,000 for the 2010 period. The increase in tax expense in the 2011 period is primarily due to increased profitability in certain of our TRS subsidiaries.

     Loss from Discontinued Operations. Discontinued operations reported loss from operations of $3.8 million for the 2011 period and loss of $19.0 million for the 2010 period. During the 2011 period, we completed the sale of the JW Marriott hotel in San Francisco, CA, the Hilton hotel in Rye Town, NY and the Hampton Inn hotel in Houston, TX. We recorded a net gain of $3.0 million mainly from the sale of the Hampton Inn hotel in Houston, Texas and the adjustments at final settlements. During the 2011 period, an impairment of $6.2 million was recorded for the Hampton Inn hotel property in Jacksonville, Florida. Discontinued operations for the 2010 period also include the operating results of the Hilton Suites in Auburn Hills, Michigan that was sold in September 2010 and the Westin O’Hare, Illinois that was deconsolidated at the closing of the deed-in-lieu of foreclosure in September 2010.
     (Income) Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated joint ventures were allocated income of $1.4 million during the 2011 period and a loss of $1.1 million during the 2010 period. In the 2011 period, we recorded a gain of $2.1 million from the sale of the Hampton Inn hotel property in Houston, Texas that was held by a joint venture.
     Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. The noncontrolling interests were allocated net income of $1.7 million and $1.9 million in the 2011 period and the 2010 period, respectively.
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
CONTRACTUAL OBLIGATIONS
     There have been no material changes since December 31, 2010, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Form 10-K.
CRITICAL ACCOUNTING POLICIES
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
RECENTLY ISSUED ACCOUNTING STANDARDS
     In May 2011, FASB issued an accounting guidance for common fair value measurement and disclosure requirements. The guidance requires disclosures of (i) quantitative information about the significant unobservable inputs used for level 3 measurements; (ii) description of the valuation processes surrounding level 3 measurements; (iii) narrative description of the sensitivity of recurring level 3 measurements to unobservable inputs; (iv) hierarchy classification for items whose fair value is only disclosed in the footnotes; and (v) any transfers between level 1 and 2 of fair value hierarchy. The new accounting guidance is effective during interim and annual periods beginning after December 15, 2011. We do not expect a material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make required additional disclosures upon adoption.

     In June 2011, FASB issued an accounting guidance for presentation of comprehensive income. The accounting update requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect a material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make required presentation of net income and comprehensive income upon adoption.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(7,262)	$7,502	$36,620	$12,727
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(438)	427	(1,369)	1,129
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,389	(1,129)	(1,729)	(1,921)

Net income (loss) attributable to the Company	(4,311)	6,800	33,522	11,935
Depreciation and amortization	32,402	35,322	64,563	71,640
Interest expense and amortization of loan costs	34,346	37,436	69,162	74,541
Income tax expense	285	436	1,414	421
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(3,389)	1,129	1,729	1,921
Interest income	(22)	(51)	(58)	(111)

EBITDA(1)	$59,311	$81,072	$170,332	$160,347

(1)	EBITDA is not adjusted for income received from interest rate derivatives because the related derivatives are not designated as hedges under the applicable authoritative accounting guidance and therefore, this income is reported as other income instead of a reduction of interest expense in accordance with GAAP.
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

     The following table reconciles net income (loss) to FFO (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(7,262)	$7,502	$36,620	$12,727
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(438)	427	(1,369)	1,129
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,389	(1,129)	(1,729)	(1,921)
Preferred dividends	(24,771)	(4,831)	(31,326)	(9,661)

Net income (loss) attributable to common shareholders.	(29,082)	1,969	2,196	2,274
Depreciation and amortization of real estate	32,340	35,255	64,439	71,505
Gain on sale/disposition of properties	(158)	—	(2,961)	—
Noncash gain on insurance settlements	(1,157)	—	(1,157)	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(3,389)	1,129	1,729	1,921

FFO available to common shareholders	$(1,446)	$38,353	$64,246	$75,700

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
     At June 30, 2011, the total indebtedness of $2.4 billion of our continuing operations included $594.6 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2011 would be approximately $1.4 million per year. Interest rate changes will have no impact on the remaining $1.9 billion of fixed rate debt.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2011, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
     We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. The changes in the fair market values of these transactions are noncash items and recorded in earnings. The interest rate derivatives we entered into since 2008 have resulted in total income of approximately $161.7 million through June 30, 2011. Based on the LIBOR rates in effect on June 30, 2011, these derivatives are expected to result in income of approximately $34.7 million for the remainder of 2011.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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
     See Part I, Item 2 regarding the litigation settlement with Wells Fargo Bank, N.A.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2011, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to repurchases we made of shares of our common stock and units of our operating partnership during each month of the second quarter of 2011:

				Total Number of
	Total			Shares Purchased as	Maximum Dollar
	Number		Average	Part of Publicly	Value of Shares That
	of Shares		Price Paid	Announced	May Yet Be Purchased
Period	Purchased		Per Share	Plan(1)	Under the Plan
Common stock:
April 1 to April 30	10,914	(2)	$—	—	$58,449,000
May 1 to May 31	—		$—	—	$58,449,000
June 1 to June 30	—		$—	—	$58,449,000

Total	10,914		$—	—

(1)	In November 2007, our Board of Directors authorized a $50 million common stock repurchase plan, which was announced on November 21, 2007. The repurchase plan was increased by $75 million in September 2008, and the program was subsequently amended to include both common and preferred stock. In January 2009, the Board of Directors authorized an additional $200 million for the repurchase plan and expanded the plan to include the prepayment of our outstanding debt obligations. In February 2010, the Board of Directors expanded the repurchase program further to also include the potential repurchase of units of our operating partnership.

(2)	Represents shares forfeited to the Company to satisfy employees’ federal income tax obligations in connection with vesting of equity grants issued under our equity-based compensation plan.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Form S-11/A, filed on July 31, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K, filed November 12, 2010)
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010; (iv) Consolidated Statement of Changes in Equity for the six months ended June 30, 2011 (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101 XBRL

101.INS XBRL Instance Document.	Submitted electronically with this report.

101.SCH XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date: August 5, 2011	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer