Form 10-Q
period 2011-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2011-11-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated Filer ☐	Accelerated filer ☑	Non-accelerated Filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	68,032,289

(Class)	Outstanding at November 9, 2011

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments in hotel properties, net	$2,967,797	$3,023,736
Cash and cash equivalents	180,886	217,690
Restricted cash	78,478	67,666
Accounts receivable, net of allowance of $242 and $298, respectively	33,942	27,493
Inventories	2,527	2,909
Notes receivable	3,069	20,870
Investment in unconsolidated joint ventures	184,595	15,000
Assets held for sale	—	144,511
Investments in securities and other	28,938	—
Deferred costs, net	16,207	17,519
Prepaid expenses	13,278	12,727
Derivative assets	54,721	106,867
Other assets	4,448	7,502
Intangible assets, net	2,832	2,899
Due from third-party hotel managers	56,685	49,135

Total assets	$3,628,403	$3,716,524

Liabilities and Equity
Liabilities:
Indebtedness	$2,391,057	$2,518,164
Indebtedness of assets held for sale	—	50,619
Capital leases payable	—	36
Accounts payable and accrued expenses	88,092	79,248
Dividends payable	16,221	7,281
Unfavorable management contract liabilities	14,364	16,058
Due to related party	1,837	2,400
Due to third-party hotel managers	2,078	1,870
Liabilities associated with investments in securities and other	10,096	—
Other liabilities	5,384	4,627
Other liabilities of assets held for sale	—	2,995

Total liabilities	2,529,129	2,683,298

Commitments and contingencies (Note 15)

Preferred stock, $0.01 par value, Series B-1 Cumulative Convertible Redeemable Preferred Stock, 7,247,865 shares issued and outstanding at December 31, 2010	—	72,986
Redeemable noncontrolling interests in operating partnership	107,637	126,722

Equity:
Shareholders’ equity of the Company:
Preferred stock, $0.01 par value, 50,000,000 shares authorized —
Series A Cumulative Preferred Stock, 1,487,900 shares issued and outstanding	15	15
Series D Cumulative Preferred Stock, 8,966,797 shares issued and outstanding	90	90
Series E Cumulative Preferred Stock, 3,350,000 shares issued and outstanding at September 30, 2011	34	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 and 123,403,893 shares issued; and 68,034,685 and 58,999,324 shares outstanding, respectively	1,249	1,234
Additional paid-in capital	1,712,746	1,552,657
Accumulated other comprehensive loss	(173)	(550)
Accumulated deficit	(571,930)	(543,788)
Treasury stock, at cost, 56,862,080 and 64,404,569 shares, respectively	(164,749)	(192,850)

Total shareholders’ equity of the Company	977,282	816,808
Noncontrolling interests in consolidated joint ventures	14,355	16,710

Total equity	991,637	833,518

Total liabilities and equity	$3,628,403	$3,716,524

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Revenue
Rooms	$169,145	$159,069	$508,934	$474,889
Food and beverage	33,486	31,932	113,135	108,918
Rental income from operating leases	1,304	1,185	4,008	3,728
Other	10,583	9,520	30,182	29,443

Total hotel revenue	214,518	201,706	656,259	616,978
Interest income from notes receivable	—	349	—	1,032
Asset management fees and other	69	100	217	312

Total revenue	214,587	202,155	656,476	618,322

Expenses
Hotel operating expenses:
Rooms	39,863	37,372	116,114	108,587
Food and beverage	25,155	24,154	78,757	76,755
Other expenses	68,351	65,145	202,753	195,675
Management fees	8,466	8,275	26,509	25,441

Total hotel operating expenses	141,835	134,946	424,133	406,458
Property taxes, insurance and other	12,297	12,298	34,953	37,688
Depreciation and amortization	33,776	33,027	99,580	99,777
Impairment charges	(92)	694	(4,748)	(1,263)
Gain on insurance settlement	—	—	(1,905)	—
Transaction acquisition costs	27	—	(791)	—
Corporate general and administrative	9,094	7,700	33,982	22,680

Total expenses	196,937	188,665	585,204	565,340

Operating income	17,650	13,490	71,272	52,982
Equity in earnings (loss) of unconsolidated joint ventures	(6,228)	3	19,596	1,325
Interest income	11	114	70	226
Other income	17,349	15,874	83,509	47,045
Interest expense and amortization of loan costs	(34,530)	(35,239)	(103,916)	(105,624)
Write-off of deferred loan costs	(729)	—	(729)	—
Unrealized gain on investments	1,223	—	1,223	—
Unrealized gain (loss) on derivatives	(18,302)	382	(52,813)	30,824

Income (loss) from continuing operations before income taxes	(23,556)	(5,376)	18,212	26,778
Income tax (expense) benefit	(1,077)	22	(2,407)	(436)

Income (loss) from continuing operations	(24,633)	(5,354)	15,805	26,342
Income (loss) from discontinued operations	(351)	53,019	(4,170)	34,050

Net income (loss)	(24,984)	47,665	11,635	60,392
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	832	293	(537)	1,422
Net (income) loss attributable to noncontrolling interests in operating partnership	2,935	(6,689)	1,207	(8,610)

Net income (loss) attributable to the Company	(21,217)	41,269	12,305	53,204
Preferred dividends	(7,415)	(4,988)	(38,741)	(14,649)

Net income (loss) attributable to common shareholders	$(28,632)	$36,281	$(26,436)	$38,555

Income (loss) per share — Basic and diluted
Income (loss) from continuing operations attributable to common shareholders	$(0.43)	$(0.18)	$(0.37)	$0.17
Income (loss) from discontinued operations attributable to common shareholders	—	0.89	(0.07)	0.56

Net income (loss) attributable to common shareholders	$(0.43)	$0.71	$(0.44)	$0.73

Weighted average common shares outstanding — basic and diluted	66,801	49,714	60,601	51,251

Dividends declared per common share	$0.10	$—	$0.30	$—

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$(20,906)	$(4,304)	$16,862	$23,567
Income (loss) from discontinued operations, net of tax	(311)	45,573	(4,557)	29,637
Preferred dividends	(7,415)	(4,988)	(38,741)	(14,649)

Net income (loss) attributable to common shareholders	$(28,632)	$36,281	$(26,436)	$38,555

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Net income (loss)	$(24,984)	$47,665	$11,635	$60,392

Other comprehensive income, net of tax:
Change in unrealized loss on derivatives	—	(11)	(16)	(265)
Reclassification to interest expense	161	171	553	446

Total other comprehensive income	161	160	537	181

Comprehensive income (loss)	(24,823)	47,825	12,172	60,573
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	800	263	(645)	1,359
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,921	(6,707)	1,155	(8,627)

Comprehensive income (loss) attributable to the Company	$(21,102)	$41,381	$12,682	$53,305

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

																Redeemable
											Accumulated			Noncontrolling		Noncontrolling
	Preferred Stock								Additional		Other			Interests in		Interests in
	Series A		Series D		Series E		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Consolidated		Operating
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Income/(Loss)	Shares	Amounts	Joint Ventures	Total	Partnership
Balance at January 1, 2011	1,488	$15	8,967	$90	—	$—	123,404	$1,234	$1,552,657	$(543,788)	$(550)	(64,404)	$(192,850)	$16,710	$833,518	$126,722
Reissuance of treasury shares	—	—	—	—	—	—	—	—	58,700	—	—	7,300	27,269	—	85,969	—
Issuance of Series E preferred stock	—	—	—	—	3,350	34	—	—	80,798	—	—	—	—	—	80,832	—
Conversion of Series B-1 preferred stock	—	—	—	—	—	—	1,393	14	17,349	(17,363)	—	—	—	—	—	—
Forfeiture of restricted shares	—	—	—	—	—	—	—	—	10	—	—	(33)	(337)	—	(327)	—
Issuance of restricted shares/units under equity-based compensation	—	—	—	—	—	—	—	—	(1,169)	—	—	275	1,169	—	—	111
Equity-based compensation expense	—	—	—	—	—	—	—	—	2,512	—	—	—	—	—	2,512	5,920
Net income (loss)	—	—	—	—	—	—	—	—	—	12,305	—	—	—	537	12,842	(1,207)
Shareholder short swing profit payments	—	—	—	—	—	—	—	—	859	—	—	—	—	—	859	—
Dividends declared — Common shares	—	—	—	—	—	—	—	—	—	(18,848)	—	—	—	—	(18,848)	—
Dividends declared — Preferred A shares	—	—	—	—	—	—	—	—	—	(2,385)	—	—	—	—	(2,385)	—
Dividends declared — Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(1,374)	—	—	—	—	(1,374)	—
Dividends declared — Preferred D shares	—	—	—	—	—	—	—	—	—	(14,205)	—	—	—	—	(14,205)	—
Dividends declared — Preferred E shares	—	—	—	—	—	—	—	—	—	(3,414)	—	—	—	—	(3,414)	—
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(14)	—	—	—	(14)	(2)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	391	—	—	108	499	54
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,000)	(3,000)	(5,788)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	100	1	1,030	(66)	—	—	—	—	965	(965)
Operating partnership units redemption value adjustments	—	—	—	—	—	—	—	—	—	17,208	—	—	—	—	17,208	(17,208)

Balance at September 30, 2011	1,488	$15	8,967	$90	3,350	$34	124,897	$1,249	$1,712,746	$(571,930)	$(173)	(56,862)	$(164,749)	$14,355	$991,637	$107,637

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash Flows from Operating Activities
Net income	$11,635	$60,392
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	99,972	109,662
Impairment charges	1,488	10,805
Equity in earnings of unconsolidated joint venture	(19,596)	(1,325)
Gain on insurance settlements	(1,905)	—
Distributions of earnings from unconsolidated joint venture	—	492
Income from derivatives	(54,362)	(47,120)
Amortization of loan costs, write-off of loan costs and exit fees	5,209	4,262
Gain on disposition of hotel properties	(2,650)	(55,931)
Unrealized gain on investments	(1,223)	—
Unrealized (gain) loss on derivatives	52,813	(30,824)
Equity-based compensation expense	8,428	5,168
Changes in operating assets and liabilities
Restricted cash	(10,812)	9,453
Accounts receivable and inventories	(6,292)	(6,725)
Prepaid expenses and other assets	(870)	(2,840)
Purchase of trading securities	(20,000)	—
Accounts payable and accrued expenses	10,246	25,648
Due to/from related parties	(563)	899
Due to/from third-party hotel managers	(7,342)	(2,404)
Other liabilities	215	(1,215)

Net cash provided by operating activities	64,391	78,397

Cash Flows from Investing Activities
Repayments of notes receivable	22,550	23,823
Proceeds from sale/disposition of properties	154,015	1,445
Investment in unconsolidated joint venture	(145,328)	(15,000)
Acquisition of condominium properties	(12,000)	—
Improvements and additions to hotel properties	(45,875)	(46,481)
Insurance proceeds	748	—

Net cash used in investing activities	(25,890)	(36,213)

Cash Flows from Financing Activities
Borrowings on indebtedness	25,000	4,000
Repayments of indebtedness and capital leases	(205,996)	(188,971)
Payments of deferred loan costs	(3,642)	(3,168)
Issuance of preferred stock	80,788	72,126
Issuance of treasury stock	86,072	—
Contributions from noncontrolling interests in unconsolidated joint ventures	—	1,034
Distributions to noncontrolling interests in consolidated joint ventures	(3,000)	(275)
Payments of dividends	(37,074)	(16,699)
Net proceeds from derivatives	54,563	47,068
Repurchase of Series B-1 convertible preferred stock	(72,986)	—
Repurchases of treasury stock	—	(45,087)
Redemption of operating partnership units	—	(5,314)
Issuance of operating partnership units and other	970	54

Net cash used in financing activities	(75,305)	(135,232)

Net decrease in cash and cash equivalents	(36,804)	(93,048)
Cash and cash equivalents at beginning of period	217,690	165,168

Cash and cash equivalents at end of period	$180,886	$72,120

Supplemental Cash Flow Information
Interest paid	$102,251	$107,172
Income taxes paid	$1,940	$1,442

Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$3,234	$3,016
Asset contributed to unconsolidated joint venture	$15,000	$—
Assets transferred to lender in deed-in-lieu of foreclosure	$—	$54,625
Liabilities transferred to lender in deed-in-lieu of foreclosure	$—	$110,837
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
     As of September 30, 2011, we owned 91 hotel properties directly, and five hotel properties through majority-owned investments in joint ventures, which represents 20,656 total rooms, or 20,340 net rooms excluding those attributable to our joint venture partners. All of these hotel properties are located in the United States. In March 2011, we acquired 96 units of hotel condominiums at WorldQuest Resort in Orlando, Florida for $12.0 million. Also in March 2011, with an investment of $150.0 million, we converted our interest in a joint venture that held a mezzanine loan into a 71.74% common equity interest and a $25.0 million preferred equity interest in a new joint venture (the “PIM Highland JV”) that holds 28 high quality full and select service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner. See Notes 3 and 6. At September 30, 2011, we also wholly owned a mezzanine loan receivable with a carrying value of $3.1 million.
     For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2011, 95 of our 96 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of September 30, 2011, one hotel property was leased on a triple-net lease basis to a third-party tenant who operates the hotel. Rental income from this operating lease is included in the consolidated results of operations. With respect to our unconsolidated joint venture, PIM Highland JV, the 28 hotels are leased to its wholly-owned subsidiary that is treated as a taxable REIT subsidiary for federal income tax purposes.
     Remington Lodging & Hospitality, LLC, together with its affiliates, (“Remington Lodging”), is our primary property manager, and is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of September 30, 2011, Remington Lodging managed 45 of our 96 legacy hotel properties, while third-party management companies managed the remaining 51 hotel properties. In addition, Remington Lodging also managed 17 of the 28 PIM Highland JV hotel properties.
2. Significant Accounting Policies
     Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford, its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2011 and the Form 8-K filed with the SEC on October 20, 2011.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following items affect our reporting comparability related to our consolidated financial statements:
•	Some of our properties’ operations have historically been seasonal. This seasonality pattern causes fluctuations in the operating results. Consequently, operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

•	Marriott International, Inc. (“Marriott”) manages 40 of our legacy hotel properties and six hotel properties of the PIM Highland JV. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and 16 weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the third quarters of 2011 and 2010 ended September 9 and September 10, respectively.
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
     Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. No impairment charges were recorded for investment in hotel properties included in our continuing operations for the three and nine months ended September 30, 2011 and 2010.
     Notes Receivable — We provide mezzanine loan financing, documented by notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three and nine months ended September 30, 2011, and $349,000 and $1.0 million was recognized for the three and nine months ended September 30, 2010, respectively.
     Variable interest entities, as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at September 30, 2011 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. The note receivable is considered to be a variable interest in the entity that owns the related hotel. However, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consolidated. In evaluating the variable interest entity, our analysis involves considerable management judgment and assumptions.
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
     When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. No impairment charges were recorded during the three and nine months ended September 30, 2011. Valuation adjustments of $92,000 and $4.7 million on previously impaired notes were credited to impairment charges during the three and nine months ended September 30, 2011, respectively. A net impairment charge of $694,000 was recorded for the three months ended September 30, 2010 and a net impairment credit of $1.3 million was recorded for the nine months ended September 30, 2010.
     Investments in Unconsolidated Joint Ventures — Investments in joint ventures in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income (loss). We review the investments in our unconsolidated joint ventures for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint ventures. No such impairment was recorded in the three and nine months ended September 30, 2011 and 2010. We adopted the equity accounting method for our investment in the PIM Highland JV due to the fact that we do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in PIM Highland JV had a carrying value of $184.6 million at September 30, 2011, which was based on our share of PIM Highland JV’s equity. As discussed further in Note 6, the PIM Highland JV is in the process of finalizing the purchase price allocation. Our share of the PIM Highland JV’s equity has been based on the preliminary purchase price allocation.
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
     In June 2011, we recorded an impairment charge of $6.2 million for a hotel property that was sold in July 2011. During the nine months ended September 30, 2011, we completed the sale of four hotel properties, three of which were reclassified as assets held for sale previously, and recognized a net gain of $2.6 million.
     Investments in Securities and other — Beginning in June 2011, we have invested in securities and other investments, including U.S. treasury bills and stocks, put and call options of certain publicly traded companies. All of these investments are recorded at fair value. Put and call options are considered derivatives. The fair value of these investments have been determined based on the closing price as of the balance sheet date and are reported as “Investments in securities and other” or “Liabilities associated with Investments in securities and other” in the consolidated balance sheets. Net investment income,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
including interest income (expense), dividends and the costs incurred and realized gains or losses on the investments, is reported as a component of “Other income” and unrealized gains and losses on non-derivative investments are reported as “Unrealized gain on investments” and unrealized gains and losses for derivative investments are reported as a component of “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.
     Revenue Recognition — Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Rental income represents income from leasing hotel properties to third-party tenants on triple-net operating leases. Base rent on the triple-net lease is recognized on a straight-line basis over the lease terms and variable rent is recognized when earned. Interest income, representing interest on the mezzanine loan (including accretion of discounts on the mezzanine loan using the effective interest method), is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Asset management fees are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. For the hotel leased to a third party, we report deposits into our escrow accounts for capital expenditure reserves as income.
     Derivatives and Hedges — We primarily use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). The interest rate derivatives include swaps, caps, floors, flooridors and corridors. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All these derivatives are subject to master netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
     All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance and reported as “Derivative assets” or “Derivative liabilities.” Accrued interest on the non-hedge designated interest rate derivatives is included in “Accounts receivable, net” in the consolidated balance sheets. For interest rate derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated Other Comprehensive Income (Loss)” (“OCI”) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For non-hedge designated interest rate derivatives, the credit default swap derivatives and all other derivatives, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.
     Recently Adopted Accounting Standard — In December 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The new disclosures are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The pro forma disclosures related to our acquisition of the 28-hotel portfolio through the PIM Highland JV in Note 18 are made in accordance with the new requirements. The adoption did not have an impact on our financial position and results of operations.
     Recently Issued Accounting Standards — In May 2011, FASB issued accounting guidance for common fair value measurement and disclosure requirements. The guidance requires disclosures of (i) quantitative information about the significant unobservable inputs used for level 3 measurements; (ii) description of the valuation processes surrounding level 3 measurements; (iii) narrative description of the sensitivity of recurring level 3 measurements to unobservable

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
inputs; (iv) hierarchy classification for items whose fair value is only disclosed in the footnotes; and (v) any transfers between level 1 and 2 of the fair value hierarchy. The new accounting guidance is effective during interim and annual periods beginning after December 15, 2011. We do not expect a material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make the required additional disclosures upon adoption.
     In June 2011, FASB issued accounting guidance for presentation of comprehensive income. The accounting update requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect a material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make the required presentation of net income and comprehensive income upon adoption.
     Reclassifications — Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2010 have been reclassified for discontinued operations. These reclassifications have no effect on our cash flows, equity or net income (loss) previously reported.
3. Summary of Significant Transactions
     Reinstatement of Share Repurchase Program and Increased Authorization — In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in our repurchase plan authority from $58.4 million to $200 million (excluding fees, commissions and all other ancillary expenses). Under this plan, the board has authorized: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and/or (ii) discounted purchases of our outstanding debt obligations, including debt secured by our hotel assets. We intend to fund any repurchases or discounted debt purchases with the net proceeds from asset sales, cash flow from operations, existing cash on the balance sheet, and other sources. As of September 30, 2011, no shares of our common or preferred stock have been repurchased under the share repurchase program since its reinstatement.
     New Credit Facility — In September 2011, we obtained a new $105.0 million senior credit facility which matures in September 2014 and replaces our previous credit line that was scheduled to mature in April 2012. The new credit facility provides for a three-year revolving line of credit at 275 to 350 basis points over LIBOR or Base Rate, as defined in the agreement, which is the same as our previous credit line. The new credit facility includes the opportunity to expand the borrowing capacity by up to $45.0 million to an aggregate size of $150.0 million upon a request by us and the consent of each lender, provided there is no default or event of default and each representation and warranty made or deemed made by us remains true and correct in all material respects on the effective date of such increase. The previous credit line was repaid in full in July 2011. The financial covenant tests with respect to fixed charge coverage ratio and leverage tests are similar to our previous credit line.
     Credit Default Swap Transactions — In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The credit risk underlying the credit default swaps are referenced to the CMBX index. The CMBX is a group of indices that references underlying bonds from 25 Commercial Mortgage-Backed Securities (CMBS), tranched by rating class. The CMBX is traded via “pay-as-you-go” credit default swaps, which involve ongoing, two-way payments over the life of the contract between the buyer and the seller of protection. The reference obligations are CMBS bonds. The seller of protection assumes the credit risk of the reference obligation from the buyer of protection in exchange for payments of an annual premium. If there is a default or a loss, as defined in the credit default swap agreements, on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for Ashford, the buyer of protection, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For the CMBX trades that we have completed, we were the buyer of protection in all trades. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
trades is approximately $8.5 million. The fair value of the credit default swaps is obtained from a third party who publishes various information including the index composition and price data. The change in the market value of the credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in the market value is over $250,000. As of September 30, 2011, we had a net credit default swap asset of $592,000, and since inception we have recognized an unrealized gain of $1.5 million. See Note 11.
     Sale of Additional Shares of Our Common Stock — In July 2011, we reissued 7.0 million of our treasury shares at $12.50 per share and received net proceeds of $83.3 million. The net proceeds were used to repay the $50.0 million outstanding balance on our senior credit facility and for general corporate purposes, including investments, capital expenditures and working capital.
     In January 2011, an underwriter purchased 300,000 shares of our common stock through the partial exercise of the underwriter’s 1.125 million share over-allotment option in connection with the issuance of 7.5 million shares of common stock completed in December 2010, and we received net proceeds of $2.8 million, which were used for general corporate purposes.
     Investments in Securities and Other — We continually seek new and alternative strategies to leverage our industry and capital markets knowledge in ways that we believe will be accretive to our company. We believe that we can utilize the same real-time information we use to manage our portfolio and capital structure to invest capital in the public markets within the hospitality industry. To implement this investment strategy, during the second quarter of 2011, our Board of Directors authorized the formation of an investment subsidiary to invest in public securities and other investments. These investments are carried at fair market value. Ashford’s maximum aggregate investment amount is limited to $20 million. As of September 30, 2011, we recorded total investments in securities and other of $28.9 million and liabilities associated with investments in securities of $10.1 million. Through September 30, 2011, we recognized unrealized losses of $314,000. We also recognized realized losses of $777,000 and investment expense of $68,000, or a net investment loss of $845,000. See Note 12.
     Preferred Stock Offering and Redemption of Series B-1 Convertible Preferred Stock — In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of our 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $80.8 million after underwriting fees. Of the net proceeds from the offering, $73.0 million was used to redeem 5.9 million shares of the total 7.3 million shares of our Series B-1 convertible preferred stock outstanding on May 3, 2011. The remaining proceeds were used for other general corporate purposes. The remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock, which was treated as a stock dividend of $17.4 million paid to the Series B-1 preferred shareholder in accordance with the applicable accounting guidance.
     At-the-Market Preferred Stock Offering — On September 30, 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million. No shares of our preferred stock have sold under this program as of the date of this report.
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
     Acquisition of Hotel Properties Securing Mezzanine Loans Held in Unconsolidated Joint Ventures — In July 2010, as a strategic complement to our existing joint venture with Prudential Real Estate Investors (“PREI”) formed in 2008, we contributed $15.0 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a portion of the tranche 4 mezzanine loan associated with JER Partners’ 2007 privatization of the JER/Highland Hospitality portfolio (the “Highland Portfolio”). The mezzanine loan was secured by the same 28 hotel properties as our then existing joint venture investment in the tranche 6 mezzanine loan. Both of these mezzanine loans were in default since August 2010. After negotiating with the borrowers, senior secured lenders and senior mezzanine lenders for a restructuring, we, through another new joint venture, the PIM Highland JV, with PRISA III Investments,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
LLC (“PRISA III”) (an affiliate of PREI), invested $150.0 million and PRISA III invested $50.0 million of new capital to acquire the 28 high quality full and select service hotel properties comprising the Highland Portfolio on March 10, 2011. We and PRISA III have ownership interests of 71.74% and 28.26%, respectively, in the new joint venture. In addition to the common equity splits, we and PRISA III each have a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Our investment in the PIM Highland JV is accounted for using the equity method and the carrying value was $184.6 million at September 30, 2011. The PIM Highland JV recognized a gain of $79.0 million, of which our share was $45.8 million, based on the preliminary assessment of the fair value of the assets acquired and the liabilities assumed. The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The allocation of the purchase price to the assets and liabilities will be finalized as soon as practicable upon completion of the analysis of the fair values of the assets acquired and liabilities assumed, which could result in adjustments to the gain recognized based on the preliminary assessment. See Note 6.
     Litigation Settlement — In March 2011, we entered into a Consent and Settlement Agreement (the “Settlement Agreement”) with Wells Fargo Bank, N.A. (“Wells”) to resolve potential disputes and claims between us and Wells relating to our purchase of a participation interest in certain mezzanine loans. Wells denied the allegations in our complaint and further denies any liability for the claims asserted by us; however, the Settlement Agreement was entered into to resolve our claims against Wells and to secure Wells’ consent to our participation in the Highland Hospitality Portfolio restructuring. Pursuant to the Settlement Agreement, Wells agreed to pay us $30.0 million over the next five years, or earlier, if certain conditions are satisfied. As part of the Settlement Agreement, we and Wells have agreed to a mutual release of claims. We received the settlement payment of $30.0 million and paid legal costs of $6.9 million in June 2011. The settlement amount was recorded as “Other income” and the legal costs of $6.9 million were recorded as “Corporate general and administrative expenses” in the consolidated statements of operations.
     Acquisition of Condominium Properties — In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project. More specifically, we acquired 96 condominium units, hotel amenities, land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMA’s”) with third party owners of condominium units in the project. Units owned by third parties with RMA’s and 62 of the 96 units we acquired participate in a rental pool program whereby the units are rented to guests similar to a hotel operation. Under the terms of the RMA’s, we share in a percentage of the guest room revenues and are reimbursed for certain costs. The remaining 34 units that we own are currently being finished out and will be added to the rental pool when completed. In third quarter 2011, we sold two of the completed units at a price of $175,000 each and realized a gain of $96,000. All of the units owned at September 30, 2011, are included in “Investment in hotel properties, net” in the consolidated balance sheets.
     Resumption of Common Dividends — In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. For the nine months ended September 30, 2011, we have declared dividends of $0.30 per share, subsequent payments will be reviewed on a quarterly basis.
     Completion of Sales of Hotel Properties — In the nine months ended September 30, 2011, we completed the sale of four hotel properties, the Hampton Inn hotel in Jacksonville, Florida, the JW Marriott hotel in San Francisco, California, the Hilton hotel in Rye Town, New York and the Hampton Inn hotel in Houston, Texas. We received total proceeds of $153.7 million and repaid the related mortgage debt of $50.2 million. We used the net proceeds to reduce $70.0 million of the borrowings on our senior credit facility. We recorded an impairment charge of $6.2 million on the Jacksonville Hampton Inn hotel property in June 2011, based on the selling price. The operating results of these hotel properties, including the impairment charge, for all periods presented have been reported as discontinued operations in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Investments in Hotel Properties
     Investments in hotel properties consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land	$487,184	$488,901
Buildings and improvements	2,771,327	2,774,822
Furniture, fixtures and equipment	263,468	383,860
Construction in progress	2,798	4,473
Condominium properties	12,640	—

Total cost	3,537,417	3,652,056
Accumulated depreciation	(569,620)	(628,320)

Investment in hotel properties, net	$2,967,797	$3,023,736

     In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project. More specifically, we acquired 96 condominium units, hotel amenities, land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMA’s”) with third party owners of condominium units in the project. Units owned by third parties with RMA’s and 62 of the 96 units we acquired participate in a rental pool program whereby the units are rented to guests similar to a hotel operation. Under the terms of the RMA’s, we share in a percentage of the guest room revenues and are reimbursed for certain costs. The remaining 34 units that we own are currently being finished out and will be added to the rental pool when completed. In third quarter 2011, we sold two of the completed units at a price of $175,000 each and realized a gain of $96,000.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Notes Receivable
     We had one mezzanine loan at September 30, 2011 and two mezzanine loans at December 31, 2010. In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower paid off the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference between the settlement amount and the carrying value of $4.2 million was recorded as a credit to impairment charges in accordance with the applicable accounting guidance.
     Our remaining mezzanine loan, which is secured by one hotel property, had an original face amount of $38.0 million, of which our initial investment was $33.0 million. This loan was restructured in 2010 with a cash payment of $20.2 million and a $4.0 million note receivable which matures in June 2017, with an interest rate of 6.09%. At September 30, 2011 and December 31, 2010, this mezzanine loan had a net carrying value of $3.1 million and $3.0 million, respectively. Payments on this loan have been treated as a reduction of carrying values and the valuation allowance adjustments have been recorded as credits to impairment charges in accordance with applicable accounting guidance.
6. Investment in Unconsolidated Joint Ventures
     As discussed in Note 3, we acquired a 71.74% ownership interest in the PIM Highland JV and a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Although we have the majority ownership interest and can exercise significant influence over the joint venture, we do not have control of the joint venture’s operations. All the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, our investment in the joint venture is accounted for using the equity method, which had a carrying value of $184.6 million at September 30, 2011.
     The 28-hotel property portfolio acquired and the indebtedness assumed by the joint venture had preliminary fair values of approximately $1.3 billion and $1.1 billion, respectively, at the date of acquisition based on third-party appraisals (after a paydown of $170.0 million of related debt). During the three months ended September 30, 2011, based on certain updated information relating to the working capital items, PIM Highland JV adjusted and increased its opening working capital by $3.6 million and recognized an additional gain of $3.6 million. Cash, receivables, other assets acquired and other liabilities assumed after the adjustments had a net fair value of approximately $124.7 million at the date of acquisition. The joint venture repaid $170.0 million of the debt assumed at acquisition. The purchase price was the result of arms-length negotiations. The PIM Highland JV recognized a gain of $79.0 million, of which our share was $45.8 million, based on the preliminary assessment of the fair value of the assets acquired and the liabilities assumed. The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The joint venture is in the process of evaluating the values assigned to investments in hotel properties, ground leases for above/below market rents, management contracts with non-affiliated managers, other intangibles and property level working capital balances. Thus, the balances reflected below are subject to change and could result in further adjustments to the gain recorded on a preliminary basis. Any change in valuation of the PIM Highland JV’s preliminary investments in hotel properties will also impact the depreciation and amortization expense and the resulting gain included in equity in earnings of unconsolidated joint ventures on the Consolidated Statement of Operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 The following tables summarize the preliminary balance sheet as of September 30, 2011 and the statement of operations for the three months ended September 30, 2011 and the period from March 10, 2011 through September 30, 2011 of the PIM Highland JV (in thousands):
PIM Highland JV
Consolidated Balance Sheet

September 30,
2011
Assets
Investments in hotel properties, net	$1,247,735
Cash and cash equivalents	36,023
Restricted cash	69,814
Accounts receivable	14,690
Inventories	1,624
Deferred costs, net	11,885
Prepaid expenses and other assets	8,568
Due from third-party hotel managers	17,542

Total assets	$1,407,881

Liabilities and partners’ capital
Liabilities:
Indebtedness and capital leases	$1,094,837
Accounts payable and accrued expenses	35,825
Due to affiliates	2,924
Due to third-party hotel managers	553

Total liabilities	1,134,139
Partners’ capital	273,742

Total liabilities and partners’ capital	$1,407,881

Our ownership interest in PIM Highland JV	$184,595

PIM Highland JV
Consolidated Statements of Operations

	Three	Period
	Months	From
	Ended	March 10 to
	September 30,	September 30,
	2011	2011
Revenue
Rooms	$70,887	$163,289
Food and beverage	22,548	56,323
Other	4,003	9,300

Total revenue	97,438	228,912

Expenses
Rooms	16,319	36,007
Food and beverage	16,202	38,127
Other expenses	31,507	69,214
Management fees	3,100	7,281
Property taxes, insurance and other	5,868	12,992
Depreciation and amortization	17,832	41,354
Transaction acquisition costs and contract termination fees	820	19,083
General and administrative	849	1,818

Total expenses	92,497	225,876

Operating income	4,941	3,036
Interest expense and amortization of loan costs	(15,088)	(33,963)
Gain recognized at acquisition	3,634	79,006
Unrealized loss on derivatives	(345)	(1,985)
Income tax expense	(546)	(2,352)

Net income (loss)	$(7,404)	$43,742

Our equity in earnings (loss) of PIM Highland JV recorded	$(6,228)	$19,596

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Additionally, as of September 30, 2011, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value. The Sheraton hotel property in Dallas, Texas, held by a joint venture, in which we had an 18% subordinated ownership interest, was carried at zero value. This hotel was sold in May 2011, but due to our subordinated status we did not receive any proceeds from the sale, and no gain or loss was recognized.
7. Assets Held for Sale and Discontinued Operations
     In the nine months ended September 30, 2011, we completed the sales of the Hampton Inn hotel in Jacksonville, Florida, the JW Marriott San Francisco in California, the Hilton Rye Town in New York and the Hampton Inn Houston in Texas. The operating results of these hotel properties are reported as discontinued operations for all periods presented. For the three and nine months ended September 30, 2010, operating results of discontinued operations also include those of the Hilton Suites Auburn Hills in Michigan that was sold in June 2010, and the Westin O’Hare in Illinois that was transferred to the lender through a deed-in-lieu of foreclosure in September 2010.
     The following table summarizes the operating results of the discontinued hotel properties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Hotel revenue	$212	$18,383	$10,461	$59,845
Hotel operating expenses	(140)	(15,431)	(8,051)	(48,113)

Operating income	72	2,952	2,410	11,732
Property taxes, insurance and other	(16)	(481)	(785)	(4,396)
Depreciation and amortization	—	(3,156)	(392)	(9,885)
Impairment charges	—	—	(6,237)	(12,068)
Gain (loss) on disposal of properties	(407)	55,931	2,554	55,931
Interest expense and amortization of loan costs	—	(2,109)	(687)	(7,184)
Write-off of premiums, loan costs and exit fees	—	—	(948)	—

Income (loss) from discontinued operations before income tax expense	(351)	53,137	(4,085)	34,130
Income tax (expense) benefit	—	(118)	(85)	(80)
(Income) loss from discontinued operations attributable to noncontrolling interests in consolidated joint venture	—	(4)	(1,031)	(76)
(Income) loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	40	(7,442)	644	(4,337)

Income (loss) from discontinued operations attributable to Company	$(311)	$45,573	$(4,557)	$29,637

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Indebtedness
     Indebtedness of our continuing operations consisted of the following (in thousands):

				September 30,	December 31,
Indebtedness	Collateral	Maturity	Interest Rate	2011	2010
Mortgage loan	5 hotels	December 2011	LIBOR(1) + 1.72%	$203,400	$203,400
Senior credit facility(2)	Various	April 2012	LIBOR(1) + 2.75% to 3.5%	¯	115,000
Mortgage loan	10 hotels	May 2012	LIBOR(1) + 1.65%	167,202	167,202
Mortgage loan	2 hotels	August 2013	LIBOR(1) + 2.75%	146,667	150,383
Mortgage loan	1 hotel	May 2014	8.32%	5,521	5,775
Senior credit facility	Various	September 2014	LIBOR(1) + 2.75% to 3.5%	¯	¯
Mortgage loan	1 hotel	December 2014	Greater of 5.5% or LIBOR(1) + 3.5%	19,740	19,740
Mortgage loan	8 hotels	December 2014	5.75%	107,398	108,940
Mortgage loan	10 hotels	July 2015	5.22%	156,622	159,001
Mortgage loan	8 hotels	December 2015	5.70%	99,247	100,576
Mortgage loan	5 hotels	December 2015	12.66%	150,343	148,013
Mortgage loan	5 hotels	February 2016	5.53%	112,995	114,629
Mortgage loan	5 hotels	February 2016	5.53%	93,707	95,062
Mortgage loan	5 hotels	February 2016	5.53%	81,171	82,345
Mortgage loan	1 hotel	April 2017	5.91%	35,000	35,000
Mortgage loan	2 hotels	April 2017	5.95%	128,251	128,251
Mortgage loan	3 hotels	April 2017	5.95%	260,980	260,980
Mortgage loan	5 hotels	April 2017	5.95%	115,600	115,600
Mortgage loan	5 hotels	April 2017	5.95%	103,906	103,906
Mortgage loan	5 hotels	April 2017	5.95%	158,105	158,105
Mortgage loan	7 hotels	April 2017	5.95%	126,466	126,466
TIF loan	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan	1 hotel	November 2020	6.26%	103,951	104,901
Mortgage loan	1 hotel	April 2034	Greater of 6% or Prime + 1%	6,687	6,791

Total indebtedness				$2,391,057	$2,518,164

(1)	LIBOR rates were 0.24% and 0.26% at September 30, 2011 and December 31, 2010, respectively.

(2)	This senior credit facility was replaced by the senior credit facility maturing in September 2014.
     In September 2011, we obtained a new $105.0 million senior credit facility which replaces our previous credit line that was scheduled to mature in April 2012. The new credit facility provides for a three-year revolving line of credit at 275 to 350 basis points over LIBOR or Base Rate, as defined in the agreement, which is the same as our previous credit line. The new credit facility includes the opportunity to expand the borrowing capacity by up to $45.0 million to an aggregate size of $150.0 million upon a request by us and the consent of each lender, provided there is no default or event of default and each representation and warranty made or deemed made by us remains true and correct in all material respects on the effective date of such increase. The previous credit line was repaid in full in July 2011. The financial covenant tests with respect to fixed charge coverage ratio and leverage tests are similar to our previous credit line.
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
     In May 2011, we swapped $1.18 billion of our existing floating-rate debt (including our 71.74% of the floating rate debt of the PIM Highland JV) to a fixed rate of 0.2675%. The swap was effective on June 13, 2011 and terminates on January 13, 2012. There was no upfront cost to us for entering into this swap other than customary transaction costs.
     We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Hospitality Trust,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inc. or our operating partnership, Ashford Hospitality Limited Partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Hospitality Trust, Inc. or Ashford Hospitality Limited Partnership. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of September 30, 2011, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended with the exception of one loan in the principal amount of $167.2 million that is collateralized by a portfolio of 10 hotels. Under this loan, excess cash flow (in excess of working capital that may be retained under the applicable management agreement) is required to be delivered as additional collateral to the lender for so long as the applicable cash trap under the loan documents is in effect, which is currently the case. As of September 30, 2011, there was approximately $9.4 million in excess that had not yet been remitted to the lender by our hotel managers.
     We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. At September 30, 2011, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was an asset of $54.7 million, consisting of interest rate derivatives of $54.1 million and net credit default swaps of $592,000.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income (loss) attributable to common shareholders — Basic and diluted:
Income (loss) from continuing operations attributable to the Company	$(20,906)	$(4,304)	$16,862	$23,567
Less: Dividends on preferred stocks	(7,415)	(4,988)	(38,741)	(14,649)
Less: Dividends on common stock	(6,712)	—	(18,552)	—
Less: Dividends on unvested restricted shares	(92)	—	(296)	—
Less: (Income) loss from continuing operations allocated to unvested shares	—	252	—	(207)

Undistributed income (loss) from continuing operations allocated to common shareholders	$(35,125)	$(9,040)	$(40,727)	$8,711

Income (loss) from discontinued operations attributable to the Company	$(311)	$45,573	$(4,557)	$29,637
Less: (Income) loss from discontinued operations allocated to unvested shares	—	(1,237)	—	(687)

Undistributed income (loss) from discontinued operations allocated to common shareholders	$(311)	$44,336	$(4,557)	$28,950

Income (loss) attributable to common shareholders — Basic and diluted:
Income (loss) from continuing operations distributed to common shareholders	$6,712	$—	$18,552	$—
Undistributed income (loss) from continuing operations allocated to common shareholders	(35,125)	(9,040)	(40,727)	8,711

Total distributed and undistributed income (loss) from continuing operations — basic	$(28,413)	$(9,040)	$(22,175)	$8,711

Total distributed and undistributed income (loss) from discontinued operations attributable to the Company	$(311)	$44,336	$(4,557)	$28,950

Weighted average common shares outstanding	66,801	49,714	60,601	51,251

Income (loss) per share — basic and diluted:
Income (loss) from continuing operations allocated to common shareholders per share	$(0.43)	$(0.18)	$(0.37)	$0.17
Income (loss) from discontinued operations allocated to common shareholders per share	—	0.89	(0.07)	0.56

Net income (loss) allocated to common shareholders per share	$(0.43)	$0.71	$(0.44)	$0.73

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to the anti-dilutive effect, the computation of diluted income (loss) per diluted share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations allocated to common shareholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$91	$(252)	$295	$207
Dividends to Series B-1 Preferred stock	—	1,042	1,374	3,128
Income (loss) attributable to redeemable noncontrolling interests in operating partnership units	(2,896)	(754)	563	4,274

Total	$(2,805)	$36	$2,232	$7,609

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	418	654	607	737
Effect of assumed conversion of Preferred B-1 preferred stock	—	7,448	3,345	7,448
Effect of assumed conversion of operating partnership units	16,292	14,405	15,331	14,531

Total	16,710	22,507	19,283	22,716

10. Interest Rate Derivatives
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
     We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2011, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.23% to 0.46% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values of the non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates. The credit spreads used in determining the fair values of the hedge designated derivatives assumed a downtrend in nonperformance risk for us and all but one of our counterparties.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	September 30, 2011			December 31, 2010
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets
Non-hedge derivatives:
Interest rate swap	$73,261	$—	$73,261	$74,283	$—	$74,283
Interest rate flooridor	8,199	—	8,199	37,532	—	37,532
Hedge derivatives:
Interest rate cap	—	—	—	3	—	3

Subtotal	81,460	—	81,460	111,818	—	111,818

Liabilities
Non-hedge derivatives:
Interest rate swap	(23,240)	—	(23,240)	—	—	—
Interest rate floor	(4,091)	—	(4,091)	(4,951)	—	(4,951)

Subtotal	(27,331)	—	(27,331)	(4,951)	—	(4,951)

Net	$54,129	$—	$54,129	$106,867	$—	$106,867

     The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$—	$—	$—	$(17,972)
Total unrealized loss included in earnings	—	—	—	(2,042)
Assets transferred out of Level 3 still held at the reporting date(1)	—	—	—	20,014

Balance at end of period	$—	$—	$—	$—

(1)	Transferred in/out of Level 3 because the unobservable inputs used to determine the fair value at end of period were more/less than 10% of the total valuation of these derivatives.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our non-hedge designated interest rate derivatives as of September 30, 2011 and the effects of these derivatives on the consolidated statements of operations for the three and nine months ended September 30, 2011 were as follows ($ in thousands):

					Gain or (Loss)				Interest Savings or (Cost)
					Recognized in Income				Recognized in Income
					Three		Nine		Three	Nine
				Fair	Months		Months		Months	Months
				Value	Ended		Ended		Ended	Ended
Derivative	Notional	Strike		Asset/	September 30,		September 30,		September 30,	September 30,
Type	Amount	Rate	Maturity	(Liability)	2011		2011		2011	2011
Interest rate swap	$1,800,000	Pays LIBOR plus 2.638%, receives 5.84%	2013	$73,191	$(9,960)		$(21,890)		$13,805	$40,641

Interest rate swap	$1,475,000	Pays 4.084%, receives LIBOR plus 2.638%	2013	(22,280)	1,471		(1,357)		(4,693)	(13,661)

Interest rate swap	$325,000	Pays 4.114%, receives LIBOR plus 2.638%	2013	(960)	(164)		(1,084)		(188)	(556)

Interest rate swap	$1,180,000	Pays 0.2675%, receives LIBOR	2012	70	163		70		(201)	(247)

Interest rate floor	$325,000	1.25%	2013	(4,091)	511		860		(871)	(2,527)
Interest rate flooridor	$1,800,000	2.75% — 0.50%	2011	8,199	(10,219)		(29,333)		10,350	30,712

Total				$54,129 (1)	$(18,198	)(2)	$(52,734	)(2)	$18,202 (3)	$54,362 (3)

(1)	Reported as “Derivative assets” in the consolidated balance sheets.

(2)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(3)	Reported as “Other income” in the consolidated statements of operations.
     The fair value of our non-hedge designated interest rate derivatives as of December 31, 2010 and the effects of these derivatives on the consolidated statement of operations for the three and nine months ended September 30, 2010 were as follows ($ in thousands):

					Gain or (Loss)		Interest Savings or (Cost)
					Recognized in Income		Recognized in Income
					Three	Nine	Three	Nine
				Fair	Months	Months	Months	Months
				Value	Ended	Ended	Ended	Ended
Derivative	Notional	Strike		Asset/	September 30,	September 30,	September 30,	September 30,
Type	Amount	Rate	Maturity	(Liability)	2010	2010	2010	2010
Interest rate swap	$1,800,000	Pays LIBOR plus 2.638%, receives 5.84%	2013	$95,081	$11,199	$44,554	$13,326	$39,905

Interest rate swap	$1,475,000	Pays 4.084%, receives LIBOR plus 2.638%	2013	(20,922)	—	—	—	—

Interest rate swap	$325,000	Pays 4.114%, receives LIBOR plus 2.638%	2013	124	—	—	—	—

Interest rate floor(1)	$1,475,000	1.25%	2013	—	(7,119)	(12,864)	(3,562)	(10,866)
Interest rate floor	$325,000	1.25%	2013	(4,951)	(1,569)	(2,834)	(785)	(2,394)
Interest rate cap	$1,000,000	3.75%	2011	—	(1)	(248)	—	—
Interest rate flooridor	$3,600,000	1.25% — 0.75%	2010	—	(4,370)	(11,157)	4,600	13,650
Interest rate flooridor	$1,800,000	1.75% — 1.25%	2010	—	(2,276)	(6,159)	2,300	6,825
Interest rate flooridor	$1,800,000	2.75% — 0.50%	2011	37,532	4,518	19,560	—	—

Total				$106,864 (2)	$382 (3)	$30,852 (3)	$15,879 (4)	$47,120 (4)

(1)	This interest rate floor was terminated and replaced by the 4.084%, $1,475,000 notional amount interest rate swap.

(2)	Reported as “Derivative assets” in the consolidated balance sheets.

(3)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(4)	Reported as “Other income” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of our hedge-designated interest rate derivatives as of September 30, 2011 and the effects of these derivatives on the consolidated statement of operations for the three and nine months ended September 30, 2011 were as follows ($ in thousands):

								Reclassified from		Gain (Loss) Recognized
						Income (Loss)		Accumulated OCI		in Income for
						Recognized in OCI		into Interest Expense		Ineffective Portion
						Three	Nine	Three	Nine	Three		Nine
						Months	Months	Months	Months	Months		Months
						Ended	Ended	Ended	Ended	Ended		Ended
	Notional	Strike		Fair Value		September 30,	September 30,	September 30,	September 30,	September 30,		September 30,
Derivative Type	Amount	Rates	Maturity	Asset		2011	2011	2011	2011	2011		2011
Interest rate cap	$160,000	5.00%	2011	—		$129	$435	$129	$435	$—		$(1)
Interest rate cap	$55,000	5.00%	2011	—		—	21	—	12	—		(9)
Interest rate cap	$60,800	4.81%	2012	—		—	—	—	—	—		(2)
Interest rate cap	$167,212	4.75%	2011	—		—	48	—	48	—		—
Interest rate cap	$167,212	6.00%	2012	—		—	(24)	—	—	—		—
Interest rate cap	$203,400	6.25%	2011	—		8	8	8	8	—		—
Interest rate cap	$19,740	4.00%	2012	—		24	49	24	50	—		—

Total				$—	(1)	$161	$537	$161	$553	$—	(2)	$(12) (2)

(1)	Included in “Derivative assets” in the consolidated balance sheets.

(2)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
     The fair value of our hedge-designated interest rate derivatives as of December 31, 2010 and the effects of these derivatives on the consolidated statement of operations for the three and nine months ended September 30, 2010 were as follows ($ in thousands):

								Reclassified from		Gain (Loss) Recognized
						Income (Loss)		Accumulated OCI		in Income for
						Recognized in OCI		into Interest Expense		Ineffective Portion
						Three	Nine	Three	Nine	Three	Nine
						Months	Months	Months	Months	Months	Months
						Ended	Ended	Ended	Ended	Ended	Ended
	Notional	Strike		Fair Value		September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Derivative Type	Amount	Rates	Maturity	Asset		2010	2010	2010	2010	2010	2010
Interest rate cap	$160,000	5.00%	2010	$—		$88	$278	$88	$274	$—	$(4)
Interest rate cap	$160,000	5.00%	2011	—		31	(28)	32	32	—	(24)
Interest rate cap	$55,000	5.00%	2010	—		24	68	24	69	—	—
Interest rate cap	$55,000	5.00%	2011	—		2	(4)	2	2	—	—
Interest rate cap	$60,800	4.81%	2012	2		—	(93)	6	10	—	—
Interest rate cap	$203,400	4.50%	2010	1		18	12	18	19	—	—
Interest rate cap	$167,212	6.00%	2010	—		—	26	—	26	—	—
Interest rate cap	$167,212	4.75%	2011	—		—	(51)	—	—	—	—
Interest rate corridor	$130,000	4.6%-6.0%	2010	—		—	13	—	13	—	—
Interest rate cap	$19,740	4.00%	2012	—		(3)	(40)	1	1	—	—

Total				$3	(1)	$160	$181	$171	$446	$—	$(28) (2)

(1)	Included in “Derivative assets” in the consolidated balance sheets.

(2)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
     During the next twelve months, we expect $73,000 of the accumulated comprehensive loss will be reclassified to interest expense.
11. Credit Default Swap Derivatives
     As discussed in Note 3, in August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. Cash collateral is posted for these transactions by us as well as our counterparty on a daily basis based on the change in value of the CMBX indices. These credit default swap transactions are subject to master netting arrangements and credit support annexes. The change in the market value of the credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in the market value is over $250,000. The fair value of the CMBX credit default swaps is obtained from a third party who publishes various information including the index composition and price data, which is considered an observable level 2 input. At September 30, 2011, we were in a net asset position of $592,000, which was owed to Ashford by the counterparty and consisted of a $9.6 million fair value derivative asset and a $9.0 million obligation to return cash collateral. This net asset position is reported as a credit default swap asset and included in the “Derivative assets” in the consolidated balance sheet. We recognized an unrealized gain of $1.5 million for the three and nine months ended September 30, 2011, that is included in the “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Investments in Securities and Other
     During the second quarter of 2011, our Board of Directors authorized the formation of a subsidiary to invest in public securities and other investments. Ashford’s maximum aggregate investment amount is limited to $20 million. Since inception, we have invested in U.S. treasury bills, and public equity securities and put and call options. These securities are carried at fair market value based on their closing prices, level 1 inputs. As of September 30, 2011, we had investment in treasury bills of $20.0 million and a margin account balance of $8.9 million, and liabilities associated with these investments of $10.1 million. The following table summarizes the fair value of our investments and the associated liabilities at September 30, 2011 and their impact on the consolidated statements of operations for the three and nine months ended September 30, 2011 (in thousands):

				Realized Gain or (Loss)				Unrealized Gain or (Loss)
				Recognized in Income				Recognized in Income
				Three		Nine		Three		Nine
		Fair		Months		Months		Months		Months
	Cost of	Value		Ended		Ended		Ended		Ended
	Assets/	Asset/		September 30,		September 30,		September 30,		September 30,
Investment Type	(Liability)	(Liability)		2011		2011		2011		2011
Investments in securities and other:
Treasury bills	$20,000	$19,999		$—		$—		$(1)		$(1)
Margin account balance	8,871	8,871		—		—		—		—
Call options and other	44	68		(46)		(46)		24		24

Total	$28,915	$28,938	(1)	$(46)		$(46)		$23		$23

Liabilities associated with investment in securities and other:
Short common stock	$(9,223)	$(7,999)		$823		$823		$1,224		$1,224
Short equity call options	(92)	(23)		—		—		69		69
Short equity put options	(444)	(2,074)		(1,554)		(1,554)		(1,668)		(1,630)

Total	$(9,759)	$(10,096	)(2)	$(731)		$(731)		$(375)		$(337)

Net unrealized gain on non-derivative securities								$1,223	(4)	$1,223	(4)

Net realized and unrealized gain (loss) on security derivatives				$(777	)(3)	$(777	)(3)	$(1,575	) (5)	$(1,537	)(5)

(1)	Reported net as “Investments in securities and other” in the consolidated balance sheets.

(2)	Reported net as “Liabilities associated with investment in securities and other” in the consolidated balance sheets.

(3)	Included in “Other income” in the consolidated statements of operations.

(4)	Included in “Unrealized gain on investments” in the consolidated statements of operations.

(5)	Included in “Unrealized loss on derivatives” in the consolidated statements of operations.
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
     Beginning in 2008, we started issuing LTIP units to certain executives and employees as compensation. These units have vesting periods ranging from three to five years. Upon vesting, each LTIP unit can be converted by the holder into

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
one common partnership unit of the operating partnership which then can be redeemed for cash or, at our election, settled in our common stock. Since 2008, we have issued 4.4 million LTIP units. As of September 30, 2011, all but 1.2 million of the LTIP units issued in May 2011 had reached full economic parity with the common units and are convertible into common partnership units. All the LTIP units issued had an aggregate value of $41.4 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $2.5 million and $5.9 million was recognized for the three and nine months ended September 30, 2011, respectively, and $874,000 and $2.0 million was recognized for the three and nine months ended September 30, 2010. The unamortized value of the LTIP units was $30.6 million at September 30, 2011, which will be amortized over periods from 0.9 year to 4.5 years.
     During the nine months ended September 30, 2011, 100,000 operating partnership units with a fair value of $1.0 million presented for redemption were converted to shares of our common stock at our election.
     Redeemable noncontrolling interests, including the LTIP units, in our operating partnership as of September 30, 2011 and December 31, 2010 were $107.6 million and $126.7 million, respectively. The carrying value of redeemable noncontrolling interests as of September 30, 2011 and December 31, 2010 included adjustments of $54.2 million and $72.3 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. These redeemable noncontrolling interests were allocated net loss of $2.9 million and $1.2 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, these redeemable noncontrolling interests were allocated net income of $6.7 million and $8.6 million, respectively. During the three and nine months ended September 30, 2011, we declared distributions to the operating partnership units totaling $2.0 million and $5.8 million, respectively. This distribution was recorded as a reduction of redeemable noncontrolling interests in operating partnership. No distributions were declared for the three and nine months ended September 30, 2010.
14. Equity and Equity-Based Compensation
     Reinstatement of Share Repurchase Program and Increased Authorization — In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in repurchase plan authority from $58.4 million to $200 million (excluding fees, commissions and all other ancillary expenses). Under this plan, the board has authorized: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and /or (ii) discounted purchases of our outstanding debt obligations, including debt secured by our hotel assets. We intend to fund any repurchases or discounted debt purchases with the net proceeds from asset sales, cash flow from operations, existing cash on the balance sheet, and other sources. As of September 30, 2011, no shares of our common stock or preferred stock have been repurchased under the share repurchase program since its reinstatement.
     At-the-Market Preferred Stock Offering — On September 30, 2011, we entered into an at-the-market program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million. No shares of our preferred stock have sold under this program as of the date of this report.
     Preferred Stock Offering and Redemption of Series B-1 Convertible Preferred Stock — In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of our 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $80.8 million after underwriting fees. Of the net proceeds from the offering, $73.0 million was used to redeem 5.9 million shares of the total 7.3 million shares of our Series B-1 convertible preferred stock outstanding on May 3, 2011. The remaining proceeds were used for other general corporate purposes. The remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock, which was treated as a stock dividend of $17.4 million paid to the Series B-1 preferred shareholder in accordance with the applicable accounting guidance.
     Sale of Additional Shares of Our Common Stock — In July 2011, we reissued 7.0 million of our treasury shares at $12.50 per share and received net proceeds of $83.3 million. The net proceeds were used to repay the $50.0 million

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
outstanding balance on our senior credit facility and for general corporate purposes, including investments, capital expenditures and working capital.
     In January 2011, an underwriter purchased 300,000 shares of our common stock through the partial exercise of the underwriter’s 1.125 million share over-allotment option in connection with the issuance of 7.5 million shares of common stock completed in December 2010, and received net proceeds of $2.8 million, which were used for general corporate purposes.
     Resumption of Common Dividends — In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. The dividends of $0.10 for each of the first three quarters of 2011 were paid in April, July, and October 2011, and subsequent payments will be reviewed on a quarterly basis.
     Equity-Based Compensation — During the three and nine months ended September 30, 2011, we recognized compensation expense of $589,000 and $2.5 million, respectively, related to our equity-based compensation plan. Compensation expense of $1.0 million and $3.2 million was recognized for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, the unamortized amount of the unvested shares of restricted equity was $4.4 million and is being amortized over periods from 0.3 year to 4.3 years.
     Preferred Dividends — The Board of Directors declared dividends of $0.5344 per share per quarter for our 8.55% Series A preferred stock, or $795,000 per quarter, and $0.5281 per share per quarter for our 8.45% Series D preferred stock, or $4.7 million per quarter, for the first three quarters of 2011 and 2010. During the quarter and nine months ended September 30, 2011, the Board of Directors also declared dividends of $0.5625 and $1.01875 per share, or $1.9 million and $3.4 million, respectively, for our 9% Series E preferred stock.
     Noncontrolling Interests in Consolidated Joint Ventures — Noncontrolling joint venture partners have ownership interests ranging from 11% to 25% in five hotel properties with a total carrying value of $14.4 million and $16.7 million at September 30, 2011 and December 31, 2010, respectively, and are reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated joint ventures were allocated loss of $832,000 and income of $537 for the three and nine months ended September 30, 2011, respectively, and loss of $293,000 and $1.4 million for the three and nine months ended September 30, 2010, respectively.
15. Commitments and Contingencies
     Restricted Cash — Under certain management and debt agreements for our hotel properties existing at September 30, 2011, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
     Franchise Fees — Under franchise agreements for our hotel properties existing at September 30, 2011, we pay franchisor royalty fees between 2.5% and 7.3% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2013 and 2034. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
     Our continuing operations incurred franchise fees of $7.4 million and $21.4 million for the three and nine months ended September 30, 2011, respectively, and $6.5 million and $18.6 million for the three and nine months ended September 30, 2010, respectively, which are included in other expenses in the accompanying consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Management Fees — Under management agreements for our hotel properties existing at September 30, 2011, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 1.5% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2012 through 2044, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
     Taxes — We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2007 through 2010 remain subject to potential examination by certain federal and state taxing authorities. In 2009 and 2010, the Internal Revenue Service (IRS) audited one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. In September 2010, the IRS issued a notice of proposed adjustment based on Internal Revenue Code (IRC) Section 482 that reduced the amount of rent we charged to the taxable REIT subsidiary. We own a 75% interest in the hotel properties and the taxable REIT subsidiary at issue. We strongly disagreed with the IRS’ position and in October 2010, we filed a written protest with the IRS and requested an IRS Appeals Office conference, which was eventually granted, but later postponed due to the REIT IRS audit discussed below. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arm’s length terms as required by applicable Treasury regulations. If the IRS were to prevail in its proposed adjustment, our taxable REIT subsidiary would owe approximately $1.1 million of additional U.S. federal income taxes plus possible additional state income taxes of $199,000, net of federal benefit. However, in August 2011, the IRS commenced an audit of our REIT for the tax year ended December 31, 2007. In October 2011, the IRS issued an income tax adjustment to the REIT as a alternative to the September 2010 TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm’s length rate. If the IRS were to prevail in this adjustment, our REIT would owe approximately $5.1 million of U.S. federal excise taxes. If the IRS chooses to pursue the REIT 100% excise tax case over the TRS IRC Section 482 case, the excise taxes assessed on the REIT would be in lieu of the TRS adjustment. We intend to file a written protest with the IRS in regards to the REIT adjustment. In addition, we requested, and the IRS agreed, that the IRS Appeals Office review both the REIT case and the TRS case simultaneously and we anticipate this will occur in 2012. We believe the IRS transfer pricing methodologies applied in the audit contain flaws and that the IRS adjustment to the rent charges is inconsistent with the U.S. federal tax laws related to REITs and true leases. We believe we will prevail in the eventual settlement of the audit and that the settlement will not have a material adverse effect on our financial condition and results of operations. In addition, the IRS commenced audits of the same TRS for the tax years ended December 31, 2008 and 2009, in May 2011 and July 2011, respectively. During 2010, the Canadian taxing authorities selected our TRS subsidiary that leased our one Canadian hotel for audit for the tax years ended December 31, 2007, 2008 and 2009. The Canadian hotel was sold in June 2008 and the TRS ceased activity in Canada at that time. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition.
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
     Potential Pension Liabilities — Certain employees at one of our hotel properties at the time of our acquisition of such hotel property in 2006 were unionized and covered by a multiemployer defined benefit pension plan. At acquisition of such property, there were no unfunded pension liabilities. Subsequent to our acquisition, the employees at the hotel, which are employees of the hotel manager and not our employees, elected to decertify from the union. At the time of this election of employees to decertify, the pension has determined there may be unfunded pension liabilities. As of September 30, 2011, we have accrued $130,000 for the potential unfunded liabilities.
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
16. Fair Value of Financial Instruments
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

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$180,886	$180,886	$217,690	$217,690
Restricted cash	$78,478	$78,478	$67,666	$67,666
Accounts receivable	$33,942	$33,942	$27,493	$27,493
Notes receivable	$3,069	$1,805 to $1,996	$20,870	$6,756 to $7,467
Investments in securities and other	$28,938	$28,938	$—	$—
Derivative assets	$54,721	$54,721	$106,867	$106,867
Due from third-party hotel managers	$56,685	$56,685	$49,135	$49,135

Financial liabilities:
Indebtedness of continuing operations	$2,391,057	$2,132,731 to $2,357,229	$2,518,164	$2,082,207 to $2,301,387
Indebtedness of assets held for sale	$—	$—	$50,619	$44,587 to $49,281
Accounts payable and accrued expenses	$88,092	$88,092	$79,248	$79,248
Dividends payable	$16,221	$16,221	$7,281	$7,281
Liabilities associated with investments in securities and other	$10,096	$10,096	$—	$—
Due to related party	$1,837	$1,837	$2,400	$2,400
Due to third-party hotel managers	$2,078	$2,078	$1,870	$1,870
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
     Notes receivable. Fair value of the notes receivable may be determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of the notes receivable to be approximately 35% to 41% lower than the carrying value of $3.1 million at September 30, 2011, and approximately 64% to 68% lower than the carrying value of $20.9 million at December 31, 2010.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Investments in securities and other. Investments in securities and other consist of margin account balance, treasury bills, and public equity securities and put and call options. The fair value of the securities is based on quoted market closing prices at the balance sheet date and the margin account balance approximates its fair value due to the short-term nature of this account. See Note 12.
     Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the indebtedness valuation, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the total indebtedness to be approximately 1% to 11% lower than the carrying value of $2.4 billion at September 30, 2011, and approximately 8% to 17% lower than the carrying value of $2.6 billion at December 31, 2010.
     Derivative assets and liabilities associated with investments in securities and other. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of Ashford and the counterparties. Fair value of the credit default swap derivatives is obtained from a third party who publishes the CMBX index composition and price data. Fair value of liabilities associated with investments in securities and other is determined based on the quoted market closing prices at the balance sheet date. See Notes 10, 11 and 12 for a complete description of the methodology and assumptions utilized in determining the fair values.

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

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended September 30, 2011:
Total revenue	$214,587	$—	$—	$214,587

Total hotel operating expenses	141,835	—	—	141,835
Property taxes, insurance and other	12,297	—	—	12,297
Depreciation and amortization	33,776	—	—	33,776
Impairment charges	—	(92)	—	(92)
Transaction acquisition costs	—	—	27	27
Corporate general and administrative	—	—	9,094	9,094

Total expenses	187,908	(92)	9,121	196,937

Operating income (loss)	26,679	92	(9,121)	17,650
Equity in loss of unconsolidated joint ventures	(6,228)	—	—	(6,228)
Interest income	—	—	11	11
Other income	—	—	17,349	17,349
Interest expense and amortization of loan costs	—	—	(34,530)	(34,530)
Write-off of deferred loan costs	—	—	(729)	(729)
Unrealized gain on investments	—	—	1,223	1,223
Unrealized loss on derivatives	—	—	(18,302)	(18,302)

Income (loss) from continuing operations before income taxes	20,451	92	(44,099)	(23,556)
Income tax expense	—	—	(1,077)	(1,077)

Income (loss) from continuing operations	$20,451	$92	$(45,176)	$(24,633)

As of September 30, 2011:
Total assets	$3,348,145	$3,661	$276,597	$3,628,403

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Three Months Ended September 30, 2010:
Total revenue	$201,806	$349	$—	$202,155

Total hotel operating expenses	134,946	—	—	134,946
Property taxes, insurance and other	12,298	—	—	12,298
Depreciation and amortization	33,027	—	—	33,027
Impairment charges	—	694	—	694
Corporate general and administrative	—	—	7,700	7,700

Total expenses	180,271	694	7,700	188,665

Operating income (loss)	21,535	(345)	(7,700)	13,490
Equity in earnings of unconsolidated joint ventures	—	3	—	3
Interest income	—	—	114	114
Other income	—	—	15,874	15,874
Interest expense and amortization of loan costs	—	—	(35,239)	(35,239)
Unrealized gain on derivatives	—	—	382	382

Income (loss) from continuing operations before income taxes	21,535	(342)	(26,569)	(5,376)
Income tax benefit	—	—	22	22

Income (loss) from continuing operations	$21,535	$(342)	$(26,547)	$(5,354)

As of September 30, 2010:
Total assets	$3,416,859	$70,227	$227,458	$3,714,544

Nine Months Ended September 30, 2011:
Total revenue	$656,476	$—	$—	$656,476

Total hotel operating expenses	424,133	—	—	424,133
Property taxes, insurance and other	34,953	—	—	34,953
Depreciation and amortization	99,580	—	—	99,580
Impairment charges	—	(4,748)	—	(4,748)
Gain on insurance settlement	(1,905)	—	—	(1,905)
Transaction acquisition costs	—	—	(791)	(791)
Corporate general and administrative	—	—	33,982	33,982

Total expenses	556,761	(4,748)	33,191	585,204

Operating income (loss)	99,715	4,748	(33,191)	71,272
Equity in earnings of unconsolidated joint ventures	19,596	—	—	19,596
Interest income	—	—	70	70
Other income	—	30,000	53,509	83,509
Interest expense and amortization of loan costs	—	—	(103,916)	(103,916)
Write-off of deferred loan costs	—	—	(729)	(729)
Unrealized gain on investments	—	—	1,223	1,223
Unrealized loss on derivatives	—	—	(52,813)	(52,813)

Income (loss) from continuing operations before income taxes	119,311	34,748	(135,847)	18,212
Income tax expense	—	—	(2,407)	(2,407)

Income (loss) from continuing operations	$119,311	$34,748	$(138,254)	$15,805

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel	Hotel
	Investments	Financing	Corporate	Consolidated
Nine Months Ended September 30, 2010:
Total revenue	$617,290	$1,032	$—	$618,322

Total hotel operating expenses	406,458	—	—	406,458
Property taxes, insurance and other	37,688	—	—	37,688
Depreciation and amortization	99,777	—	—	99,777
Impairment charges	—	(1,263)	—	(1,263)
Corporate general and administrative	—	—	22,680	22,680

Total expenses	543,923	(1,263)	22,680	565,340

Operating income (loss)	73,367	2,295	(22,680)	52,982
Equity in earnings of unconsolidated joint ventures	—	1,325	—	1,325
Interest income	—	—	226	226
Other income	—	—	47,045	47,045
Interest expense and amortization of loan costs	—	—	(105,624)	(105,624)
Unrealized gain on derivatives	—	—	30,824	30,824

Income (loss) from continuing operations before income taxes	73,367	3,620	(50,209)	26,778
Income tax expense	—	—	(436)	(436)

Income (loss) from continuing operations	$73,367	$3,620	$(50,645)	$26,342

18. Pro Forma Financial Information
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following unaudited pro forma statements of operations for the nine months ended September 30, 2011 and 2010 are based on our historical consolidated financial statements adjusted to give effect to the completion of the acquisition of the Highland Hospitality Portfolio as if the transaction had occurred at January 1, 2010 and January 1, 2011. The pro forma financial information is prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition transaction occurred on the date indicated or what may result in the future (in thousands, except per share amounts).

		Nine Months Ended				Nine Months Ended
	September 30, 2011				September 30, 2010
	As	Pro Forma		Pro Forma	As	Pro Forma		Pro Forma
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Hotel revenue	$656,259	$—		$656,259	$616,978	$—		$616,978
Other revenue	217	—		217	1,344	—		1,344

Total revenue	656,476	—		656,476	618,322	—		618,322

Hotel expenses	424,133	—		424,133	406,458	—		406,458
Property taxes, insurance and other	34,953	—		34,953	37,688	—		37,688
Depreciation and amortization	99,580	—		99,580	99,777	—		99,777
Impairment charges	(4,748)	—		(4,748)	(1,263)	—		(1,263)
Gain on insurance settlement	(1,905)	—		(1,905)	—	—		—
Transaction acquisition costs	(791)	1,089	(1)	298	—	—		—
Corporate general and administrative and other	33,982	—		33,982	22,680	—		22,680

Total expenses	585,204	1,089		586,293	565,340	—		565,340

Operating income (loss)	71,272	(1,089)		70,183	52,982	—		52,982
Equity in earnings (loss) of unconsolidated joint ventures	19,596	(40,157)	(2)(3)	(20,561)	1,325	(21,374	)(2)	(20,049)
Interest and other income	83,579	—		83,579	47,271	—		47,271
Interest expense and amortization of loan costs and write-off of loan costs and exit fees	(104,645)	—		(104,645)	(105,624)	—		(105,624)
Unrealized gain on investments	1,223	—		1,223	—	—		—
Unrealized gain (loss) on derivatives	(52,813)	—		(52,813)	30,824	—		30,824
Income tax expense	(2,407)	—		(2,407)	(436)	—		(436)

Income (loss) from continuing operations	15,805	(41,246)		(25,441)	26,342	(21,374)		4,968
(Income) loss from continuing operating attributable to noncontrolling interests	1,057	4,686	(4)	5,743	(2,775)	3,192	(4)	417

Income (loss) from continuing operations attributable to the Company	16,862	(36,560)		(19,698)	23,567	(18,182)		5,385
Preferred dividends	(38,741)	—		(38,741)	(14,649)	—		(14,649)

Income (loss) from continuing operations available to common shareholders	$(21,879)	$(36,560)		$(58,439)	$8,918	$(18,182)		$(9,264)

Income (loss) from continuing operations per share — basic	$(0.37)			$(0.97)	$0.17			$(0.18)

Income (loss) from continuing operations per share — diluted	$(0.37)			$(0.97)	$0.17			$(0.18)

Weighted average number of shares outstanding — basic	60,601			60,601	51,251			51,251

Weighted average number of shares outstanding — diluted	60,601			60,601	51,251			51,251

(1)	To eliminate transaction costs credit recorded in our financial statements.

(2)	To reflect our 71.74% loss in PIM Highland JV that owns the Highland Hospitality Portfolio, which is calculated as follows:

Historical net income (loss) of Highland Hospitality Portfolio	$43,742	$(571)
Pro forma adjustments:
Additional hotel operating results for the period from January 1, 2011 through March 10, 2011	11,981	—
Additional interest related to assumed debt at higher rates	(11,372)	(13,344)
Amortization of loan costs incurred from assuming debt	(822)	(3,469)
Additional depreciation expense based on the fair value of the hotel properties at acquisition and the useful lives under our accounting policies	(11,702)	(12,301)
Additional corporate general and administrative expense for the period from January 1, 2011 through March 10, 2011	(565)	—
Removal of gain recognized at acquisition	(79,006)	—
Removal of transaction acquisition costs	19,083	—

Pro forma adjusted net loss	(28,661)	(29,685)
Our percentage ownership	x 71.74%	x 71.74%

Our portion of PIM Highland JV net loss	(20,561)	(21,296)
Reversal of equity earnings recorded	(19,596)	(78)

Net adjustments	$(40,157)	$(21,374)

(3)	The equity loss in unconsolidated joint ventures does not include $19.1 million of closing costs incurred by PIM Highland JV.

(4)	To reflect our 71.74% loss in PIM Highland JV that is attributable to noncontrolling interests.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Subsequent Events
     In October 2011, we issued and sold 1.3 million shares of our 9.00% Series E Cumulative Preferred Stock at a price of $23.47 per share, in an underwritten public offering pursuant to an effective registration statement. We received net proceeds of $29.1 million after underwriting fees. The proceeds from the offering may be used for general corporate purposes, including, without limitation, repayment of debt or other maturing obligations, financing future hotel related investments, capital expenditures and working capital. A portion of the proceeds may also be used for repurchasing shares of our common stock under our existing repurchase program.

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
EXECUTIVE OVERVIEW
General
     Following a recession that lasted over two years, beginning in 2010 the lodging industry started experiencing improvement in fundamentals, specifically occupancy and this improvement has continued into 2011. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, have shown upward growth. We believe the improvements in the economy will continue to positively impact the lodging industry and hotel operating results for 2011. Our business strategy is to take advantage of the cyclical nature of the hotel industry. We believe that in the current cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe we will not achieve similar cash flows and values in the immediate future. Industry experts have suggested that cash flows within our industry may achieve these previous highs again in 2014 through 2016.
     Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•	acquisition of hotel properties;

•	disposition of hotel properties;

•	investing securities;

•	pursuing capital market activities to enhance long-term shareholder value;

•	repurchasing capital stock subject to regulatory limitations and our Board of Directors’ authorization;

•	preserving capital, enhancing liquidity, and continuing current cost saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.
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
     In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm to authorize the issuance of up to 700,000 shares of our 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of our 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million. No shares were sold as of the date of this report. In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold during the nine months ended September 30, 2011. Proceeds from our ATM programs, to the extent the programs are utilized, are expected to be used for general corporate purposes including investments and reduction of debt.
     In February 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) that terminates in 2013, and is available to provide us additional liquidity if needed. Pursuant to the SEDA, YA Global has agreed to purchase up to $50.0 million (which may be increased to $65.0 million pursuant to the SEDA) of newly issued shares of our common stock if notified to do so by us in accordance with the SEDA. No shares were sold during the nine months ended September 30, 2011.
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
     Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes the changes in balance sheet items, were $64.4 million and $78.4 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in cash flows from operating activities was primarily due to the purchase of $20.0 million in trading securities, the timing of collecting receivables from hotel guests, paying vendors and settling with hotel managers and an increase in restricted cash due to additional cash deposits for certain debt services and capital expenditures. The increase was partially offset by a net litigation settlement payment of $23.1 million.
     Net Cash Flows Used in Investing Activities. For the nine months ended September 30, 2011, investing activities used net cash flows of $25.9 million. Cash outlays consisted of $145.3 million for the acquisition of the 71.74% interest in PIM Highland JV 28-hotel properties, $12.0 million for the acquisition of investment in hotel condominiums, and $45.9 million for capital improvements made to various hotel properties. Cash inflows consisted of $154.0 million from the sale of four hotel properties and two condominium properties, $22.6 million from repayment of mezzanine loans and $748,000 of insurance proceeds from settlement of insurance claims. For the nine months ended September 30, 2010, investing activities used net cash flows of $36.2 million. Principal payments on notes receivable generated total cash of $23.8 million and the net cash proceeds from disposition of hotel properties was $1.4 million. We received $4.9 million net cash proceeds from the sale of the Hilton Suites in Auburn Hills, Michigan and a cash balance of $3.5 million was removed from our consolidated balance sheet as the Westin O’Hare hotel property was deconsolidated at the completion of the deed-in-lieu of foreclosure. Cash outlays consisted of a $15.0 million cash contribution to a joint venture for an ownership interest in an $80.0 million principal balance mezzanine loan and capital improvements of $46.5 million made to various hotel properties.
     Net Cash Flows Used in Financing Activities. For the nine months ended September 30, 2011, net cash flows used in financing activities were $75.3 million. Cash outlays consisted of $73.0 million for the repurchase of our Series B-1 preferred stock, $37.1 million for dividend payments to common and preferred stockholders and unit holders, $3.6 million payment for loan modification and extension fees, $206.0 million for repayments of indebtedness and capital leases, and $3.0 million distribution to a noncontrolling interest joint venture partner. These cash outlays were partially offset by cash inflows of $80.8 million from issuance of Series E preferred stock, $25.0 million borrowings from our senior credit facility, $86.1 million from issuance of 7.3 million shares of common stock, $54.6 million from the counterparties of our interest rate derivatives, and $970,000 from a large shareholder (greater than 10% of a class of equity securities) for short swing profit and buy-in payments from the issuance of operating partnership units. For the nine months ended September 30, 2010, net cash flows used in financing activities were $135.2 million. Cash outlays consisted of $45.1 million for purchases of common stock, $16.7 million for dividend payments to preferred shareholders and unit holders, $3.2 million payment for loan modification and extension fees, $189.0 million for repayments of indebtedness and capital leases, $5.3 million for the redemption of operating partnership units, and $275,000 distribution to a noncontrolling interest joint venture partner. These cash outlays were partially offset by cash inflows of $72.1 million from issuance of 3.3 million shares of Series D preferred stock, $47.1 million from the counterparties of our interest rate derivatives, $4.0 million additional borrowing on a mortgage note, and $1.0 million of contributions from a noncontrolling interest joint venture partner.
     We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of September 30, 2011, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended with the exception of one loan in the principal amount of $167.2 million that is collateralized by a portfolio of 10 hotels. Under this loan, excess cash flow (in excess of working capital that may be retained under the applicable management agreement) is required to be delivered as additional collateral to the lender for so long as the applicable cash trap under the loan documents is in effect, which is currently the case. As of September 30, 2011, there was approximately $9.4 million in excess that had not yet been remitted to the lender by our hotel managers.
     Virtually, our only recourse obligation is our $105 million senior credit facility held by four banks, which expires in September 2014. Currently, there is no outstanding balance on this credit facility. The main covenants in this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.35x through expiration (ours was 1.72x at September 30, 2011); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 59.4% at September 30, 2011). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity, and if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises or, to the extent necessary, asset sales.
     Based upon the current level of operations, management believes that our cash flow from operations along with our cash balances and the amount available under our senior credit facility ($105.0 million at September 30, 2011) will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our upcoming 2011 and 2012 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.

     We are committed to an investment strategy where we will opportunistically pursue hotel-related investments as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from cash on hand, future borrowings under a credit facility or other loans, or from proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, and joint ventures. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments. We may, when conditions are suitable, look at additional capital raising opportunities.
     Our existing hotels are mostly located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.
     Dividend Policy. In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our common stock with an annualized target of $0.40 per share for 2011. The dividend of $0.10 per share per quarter for the first three quarters of 2011 has been paid, and subsequent payments will be reviewed on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
RESULTS OF OPERATIONS
     The following table summarizes the changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended		Favorable/	Nine Months Ended		Favorable/
	September 30,		(Unfavorable)	September 30,		(Unfavorable)
	2011	2010	Change	2011	2010	Change
Total revenue	$214,587	$202,155	$12,432	$656,476	$618,322	$38,154
Total hotel operating expenses	$(141,835)	$(134,946)	$(6,889)	$(424,133)	$(406,458)	$(17,675)
Property taxes, insurance and other	$(12,297)	$(12,298)	$1	$(34,953)	$(37,688)	$2,735
Depreciation and amortization	$(33,776)	$(33,027)	$(749)	$(99,580)	$(99,777)	$197
Impairment charges	$92	$(694)	$786	$4,748	$1,263	$3,485
Gain on insurance settlement	$—	$—	$—	$1,905	$—	$1,905
Transaction acquisition costs	$(27)	$—	$(27)	$791	$—	$791
Corporate general and administrative	$(9,094)	$(7,700)	$(1,394)	$(33,982)	$(22,680)	$(11,302)
Operating income	$17,650	$13,490	$4,160	$71,272	$52,982	$18,290
Equity in earnings (loss) of unconsolidated joint ventures	$(6,228)	$3	$(6,231)	$19,596	$1,325	$18,271
Interest income	$11	$114	$(103)	$70	$226	$(156)
Other income	$17,349	$15,874	$1,475	$83,509	$47,045	$36,464
Interest expense and amortization of loan costs	$(34,530)	$(35,239)	$709	$(103,916)	$(105,624)	$1,708
Write-off of deferred loan costs	$(729)	$—	$(729)	$(729)	$—	$(729)
Unrealized gain on investments	$1,223	$—	$1,223	$1,223	$—	$1,223
Unrealized gain (loss) on derivatives	$(18,302)	$382	$(18,684)	$(52,813)	$30,824	$(83,637)
Income tax (expense) benefit	$(1,077)	$22	$(1,099)	$(2,407)	$(436)	$(1,971)
Income (loss) from continuing operations	$(24,633)	$(5,354)	$(19,279)	$15,805	$26,342	$(10,537)
Income (loss) from discontinued operations	$(351)	$53,019	$(53,370)	$(4,170)	$34,050	$(38,220)
Net income (loss)	$(24,984)	$47,665	$(72,649)	$11,635	$60,392	$(48,757)
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	$832	$293	$539	$(537)	$1,422	$(1,959)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$2,935	$(6,689)	$9,624	$1,207	$(8,610)	$9,817
Net income (loss) attributable to the Company	$(21,217)	$41,269	$(62,486)	$12,305	$53,204	$(40,899)

     Income from continuing operations represents the operating results of 96 hotel properties (“comparable hotels”) included in continuing operations that we have owned throughout the entire three and nine months ended September 30, 2011 and 2010. The following table illustrates the key performance indicators of these hotels:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total hotel revenue (in thousands)	$213,192	$201,706	$653,222	$616,978
Room revenue (in thousands)	$168,152	$159,069	$506,656	$474,889
RevPAR (revenue per available room)	$94.29	$89.20	$95.30	$89.32
Occupancy	74.85%	72.63%	73.62%	71.55%
ADR (average daily rate)	$125.98	$122.81	$129.44	$124.85
Comparison of the Three Months Ended September 30, 2011 with Three Months Ended September 30, 2010
     Revenue. Room revenue of comparable hotels for the three months ended September 30, 2011 (the “2011 quarter”) increased $9.1 million, or 5.7%, to $168.2 million from $159.1 million for the three months ended September 30, 2010 (the “2010 quarter”). The increase in room revenue was primarily due to the continued improvements in occupancy coupled with the increase in average daily rate. During the 2011 quarter, we experienced a 222 basis points increase in occupancy and a 2.6% increase in room rates as the economy continues to improve. Food and beverage of comparable hotels experienced a similar increase of $1.5 million, or 4.8%, due to improved occupancy. Rental income from the triple-net operating lease increased $119,000 for the 2011 quarter. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, from comparable hotels experienced an increase of $767,000. The remaining increase in total hotel revenue of $1.3 million is attributable to the acquisition of the WorldQuest condominium properties in March 2011.
     No interest income from notes receivable has been recorded for the 2011 quarter as the remaining mezzanine loan in our loan portfolio was impaired in the previous year. As a result, the cash received from the mezzanine loan is recorded as a reduction in the principal amount of the note receivable, and the valuation adjustments to the net carrying amount of the note have been recorded as credits to impairment charges in accordance with applicable authoritative accounting guidance. For the 2011 quarter, we recorded a credit of $92,000 to impairment charges on this loan. For the 2010 quarter, we recorded interest income of $349,000 on a mezzanine loan secured by a 105-hotel property portfolio that was settled in April 2011.
     Asset management fees and other were $69,000 and $100,000 for the 2011 quarter and the 2010 quarter, respectively.
     Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $3.4 million in direct expenses and $3.5 million in indirect expenses and management fees in the 2011 quarter. The increase in direct and indirect expenses of comparable hotels was $3.0 million and $2.9 million, respectively. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues, and higher sales and marketing expenses. The WorldQuest condominium properties incurred $991,000 in total hotel operating expenses. The direct expenses were 33.1% of total hotel revenue for the 2011 quarter and 33.5% for the 2010 quarter.
     Property Taxes, Insurance and Other. Property taxes, insurance and other remained flat at $12.3 million for both the 2011 quarter and the 2010 quarter.
     Depreciation and Amortization. Depreciation and amortization increased $749,000 for the 2011 quarter compared to the 2010 quarter.
     Impairment Charges. We recorded a credit to impairment charges of $92,000 for the 2011 quarter for the valuation adjustments on a previously impaired mezzanine loan. For the 2010 quarter, impairment charges were $694,000, including an impairment charge of $837,000 recorded on a mezzanine loan that was subsequently settled for cash.
     Transaction Acquisition Costs. We incurred transaction acquisition costs of $27,000 relating to certain costs for the acquisition of real estate and other rights in the WorldQuest Resort condominium project.

     Corporate General and Administrative. Corporate general and administrative expenses increased to $9.1 million for the 2011 quarter compared to $7.7 million for the 2010 quarter. The non-cash equity-based compensation expense increased $1.1 million, primarily due to the higher expense recognized on the restricted equity-based awards granted since September 30, 2010 at higher costs per share. Other corporate general and administrative expenses increased $254,000 during the 2011 quarter primarily attributable to additional compensation and legal costs. The 2011 quarter also included a credit of $846,000 in reimbursements from the PIM Highland JV.
     Equity in Earnings (Loss) of Unconsolidated Joint Ventures. We recorded an equity loss in our unconsolidated joint ventures of $6.2 million for the 2011 quarter and an equity income of $3,000 for the 2010 quarter, respectively.
     Interest Income. Interest income was $11,000 and $114,000 for the 2011 quarter and the 2010 quarter, respectively.
     Other Income. Other income was $17.3 million and $15.9 million for the 2011 quarter and the 2010 quarter, respectively. Income on our interest rate derivatives was $18.2 million and $15.9 million for the 2011 quarter and the 2010 quarter, respectively. For the 2011 quarter, other income also included a net investment loss of $845,000 on investment in securities and credit default swap premium amortization of $8,000.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $709,000 to $34.5 million for the 2011 quarter from $35.2 million for the 2010 quarter. The decrease is primarily attributable to the interest savings from the repayment of our senior credit facility and other mortgage indebtedness since September 30, 2010, which was partially offset by an increase in interest expense resulting from certain mortgage loans refinanced at higher rates.
     Write-off of Deferred Loan Costs. In the 2011 quarter, we repaid the outstanding balance on the $250.0 million senior credit facility, terminated the credit facility and wrote off the unamortized deferred loan cost of $729,000.
     Unrealized Gain on Investments. We recorded unrealized gain of $1.2 million on investment in securities based on the closing price of securities during the 2011 quarter.
     Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives represents primarily the changes in fair value of the interest rate swap, floor, flooridor and cap transactions we entered into since March 2008 which were not designated as cash flow hedges. It also reflects the changes in the credit default swaps we entered into during the 2011 quarter and the investment in security derivatives we executed since June 2011. We recorded a net unrealized loss of $18.3 million for the 2011 quarter, consisting of unrealized losses of $18.2 million on the interest rate derivatives and $1.6 million on investment in security derivatives, and an unrealized gain of $1.5 million from the credit default swaps. For the 2010 quarter, we recognized unrealized gain of $382,000 on the interest rate derivatives. The fair value of interest rate derivatives decreased during the 2011 quarter primarily due to the movements in the LIBOR forward curve used in determining the fair value and the passage of time. The investment in securities decreased in value as a result of the overall security market fluctuations. The increase in value of the credit default swaps is attributable to the change in value of the CMBX indices.
     Income Tax Expense. We recorded an income tax expense from continuing operations of $1.1 million for the 2011 quarter and a benefit of $22,000 for the 2010 quarter. The increase in tax expense in the 2011 quarter is primarily due to increased profitability in certain of our TRS subsidiaries. In addition, in 2011, we were unable to continue recording the state tax benefits from losses incurred by one of our joint ventures as realization of a net deferred tax asset became doubtful due to cumulative losses.
     Income (Loss) from Discontinued Operations. Discontinued operations reported loss from operations of $351,000 for the 2011 quarter and income of $53.0 million for the 2010 quarter. We recorded an additional loss of $417,000 for the Hampton Inn hotel property in Jacksonville, Florida during the 2011 quarter. Discontinued operations for the 2010 quarter also included the operating results of the Hilton Suites in Auburn Hills, Michigan that was sold in September 2010 and the Westin O’Hare, Illinois that was deconsolidated at the closing of the deed-in-lieu of foreclosure in September 2010. Income from discontinued operations for the 2010 quarter included a loss of $280,000 recorded at the sale of the Auburn Hills hotel property and a gain of $56.2 million recorded on the consensual transfer of the Westin O’Hare hotel property.

     (Income) Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated joint ventures were allocated losses of $832,000 and $293,000 for the 2011 quarter and the 2010 quarter, respectively.
     Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. The noncontrolling interests in the operating partnership were allocated a net loss of $2.9 million in the 2011 quarter and net income of $6.7 million in the 2010 quarter. The redeemable noncontrolling interests represented ownership interests of 19.3% and 21.9% in the operating partnership at September 30, 2011 and 2010, respectively. The decrease was primarily due to the net increase in common stock outstanding resulting from the issuance of additional shares of our common stock and the grants of equity-based compensation, net of the effect of the units redeemed and converted since September 30, 2010.
Comparison of the Nine Months Ended September 30, 2011 with Nine Months Ended September 30, 2010
     Revenue. Room revenue of comparable hotels for the nine months ended September 30, 2011 (the “2011 period”) increased $31.8 million, or 6.7%, to $506.7 million from $474.9 million for the nine months ended September 30, 2010 (the “2010 period”). The increase in room revenue was primarily due to the continued improvements in occupancy coupled with the increase in average daily rate. During the 2011 period, we experienced a 207 basis points increase in occupancy and a 3.7% increase in room rates as the economy continues to improve. Food and beverage of comparable hotels experienced a similar increase of $4.1 million, or 3.8%, due to improved occupancy. Other revenue of compable hotels experienced an increase of $75,000. Rental income from the triple-net operating lease increased $280,000 primarily due to higher hotel revenues related to that property during the 2011 period resulting from improved ADR and the effect of higher occupancy. The remaining increase in total hotel revenue of $3.0 million is attributable to the acquisition of the WorldQuest condominium properties in March 2011.
     No interest income from notes receivable has been recorded for the 2011 period as the remaining two mezzanine loans in our loan portfolio as of December 31, 2010 were impaired in the previous two years. Interest income on notes receivable was $1.0 million for the 2010 period. We recorded a credit to impairment charges of $4.7 million and $1.3 million for the 2011 period and the 2010 period, respectively. In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower repaid the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference of $4.2 million between the settlement amount and the carrying value was recorded as a credit to impairment charges in accordance with applicable accounting guidance. During the 2010 period, impairment charges included a credit of $1.1 million on the cash settlement of a mezzanine loan that was previously impaired.
     Asset management fees and other were $217,000 and $312,000 for the 2011 period and the 2010 period, respectively.
     Hotel Operating Expenses. We experienced increases of $9.4 million in direct expenses and $8.3 million in indirect expenses and management fees in the 2011 period. The increase in direct and indirect expenses from comparable hotels was $8.5 million and $7.0 million, respectively. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues, and higher sales and marketing expenses. The WorldQuest condominium properties incurred $2.1 million in total hotel operating expenses during the 2011 period. The direct expenses were 32.4% of total hotel revenue for the 2011 period and 32.9% for the 2010 period.
     Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $2.7 million for the 2011 period to $35.0 million. The decrease is primarily due to a $2.2 million reduction in property taxes resulting from our continued successful appeals as we secured significant reductions in the assessed value related to certain of our hotel properties. The decrease in these expenses also reflects a decline of $197,000 of other taxes, a gain of $340,000 recognized on an insurance claim and other activities in the 2011 period.
     Depreciation and Amortization. Depreciation and amortization decreased $197,000 for the 2011 period compared to the 2010 period, primarily due to certain assets that had been fully depreciated since September 30, 2010, which is partially offset by an increase in depreciation expense resulting from capital improvements made at certain hotel properties since September 30, 2010.

     Impairment Charges. We recorded a credit to impairment charges of $4.7 million and $1.3 million during the 2011 period and the 2010 period, for cash received and valuation adjustments on the previously impaired mezzanine loans.
     Transaction Acquisition Costs. We recorded a net credit to transaction acquisition costs of $791,000 for the 2011 period. We were reimbursed $1.2 million by the joint venture relating to certain costs for the acquisition of the 71.74% interest in PIM Highland JV and incurred an additional $135,000 for the acquisition. In addition, we incurred $298,000 for the acquisition of real estate and other rights in the WorldQuest Resort condominium project.
     Corporate General and Administrative. Corporate general and administrative expenses increased to $34.0 million for the 2011 period compared to $22.7 million for the 2010 period. The non-cash stock/unit-based compensation expense increased $3.3 million, primarily due to the higher expense recognized on the restricted stock/unit-based awards granted since September 2010 at a higher cost per share. For the 2011 period, corporate general and administrative expenses also included $6.9 million in legal costs associated with a litigation settlement. Other corporate general and administrative expenses increased $3.5 million during the 2011 period primarily attributable to an increase in employee compensation and target incentives for certain executives. These increases are partially offset by reimbursements from the PIM Highland JV of $1.8 million.
     Equity in Earnings (Loss) of Unconsolidated Joint Ventures. We recorded equity in earnings of unconsolidated joint ventures of $19.6 million and $1.3 million for the 2011 period and the 2010 period, respectively. Included in the 2011 period was a gain of $79.0 million recognized by the PIM Highland JV at acquisition, of which our share was $45.8 million, and $19.1 million of transaction costs recorded for the acquisition. Excluding the gain and the transaction costs, our equity loss would be approximately $11.6 million for the 2011 period.
     Interest Income. Interest income was $70,000 and $226,000 for the 2011 period and the 2010 period, respectively.
     Other Income. Other income was $83.5 million and $47.0 million for the 2011 period and the 2010 period, respectively. Income from the non-hedge interest rate swap, floor and flooridors accounted for $54.4 million and $47.1 million for the 2011 period and the 2010 period, respectively. For the 2011 period, other income also included a net investment loss of $845,000 on investment in securities and credit default swap premium amortization of $8,000.
     Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $1.7 million to $103.9 million for the 2011 period from $105.6 million for the 2010 period. The decrease is primarily attributable to a decline in interest expense resulting from the principal repaid on our senior credit facility and other indebtedness since September 30, 2010, and decreased amortization of loan costs resulting from certain loan costs that were fully amortized at their initial maturity dates, net of the increase in interest from loans refinanced at higher interest rates since September 30, 2010.
     Write-off of Deferred Loan Costs. In the 2011 period, we repaid the outstanding balance on the $250.0 million senior credit facility, terminated the credit facility and wrote off the unamortized deferred loan cost of $729,000.
     Unrealized Gain on Investments. We recorded unrealized gain of $1.2 million on investment in securities based on the closing price of securities during the 2011 period.
     Unrealized Gain (Loss) on Derivatives. We recorded a net unrealized loss of $52.8 million for the 2011 period and an unrealized gain of $30.8 million for the 2010 period on derivatives. The unrealized loss for the 2011 period consists of unrealized losses of $52.7 million on the interest rate derivatives and $1.5 million on investment in security derivatives, and an unrealized gain of $1.5 million from the credit default swaps we entered into during the 2011 quarter. The fair value of interest rate derivatives decreased during the 2011 period primarily due to the movements in the LIBOR forward curve used in determining the fair value and the passage of time. The investment in securities decreased in value as a result of the overall security market fluctuations. The increase in value of the credit default swaps is attributable to the change in value of the CMBX indices.
     Income Tax Expense. We recorded an income tax expense from continuing operations of $2.4 million for the 2011 period and $436,000 for the 2010 period. The increase in tax expense in the 2011 period is primarily due to increased profitability in certain of our TRS subsidiaries. In addition, in 2011, we were unable to continue recording the state tax benefits from losses incurred by one of our joint ventures as realization of a net deferred tax asset became doubtful due to cumulative losses.

     Income (Loss) from Discontinued Operations. Discontinued operations reported loss from operations of $4.2 million for the 2011 period and income of $34.1 million for the 2010 period. During the 2011 period, we completed the sale of the Hampton Inn hotel in Jacksonville, FL, JW Marriott hotel in San Francisco, CA, the Hilton hotel in Rye Town, NY and the Hampton Inn hotel in Houston, TX. We recorded a net gain of $2.7 million mainly from the sale of the Hampton Inn hotel in Houston, Texas and the adjustments at final settlements. During the 2011 period, an impairment of $6.2 million was recorded for the Hampton Inn hotel in Jacksonville, Florida. Discontinued operations for the 2010 period also include the operating results of the Hilton Suites in Auburn Hills, Michigan that was sold in September 2010 and the Westin O’Hare, Illinois that was deconsolidated at the closing of the deed-in-lieu of foreclosure in September 2010.
     (Income) Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated joint ventures were allocated income of $537,000 during the 2011 period and a loss of $1.4 million during the 2010 period. In the 2011 period, we recorded a gain of $2.1 million from the sale of the Hampton Inn hotel property in Houston, Texas that was held by a joint venture.
     Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. The noncontrolling interests were allocated net loss of $1.2 million and net income of $8.6 million in the 2011 period and the 2010 period, respectively.
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
CRITICAL ACCOUNTING POLICIES
     In December 2010, FASB issued an accounting standard update to require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The new disclosures are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The pro forma disclosures related to our acquisition of the 28-hotel portfolio through the PIM Highland JV in Note 18 are made in accordance with the new requirements. The adoption did not have an impact on our financial position and results of operations.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In May 2011, FASB issued an accounting guidance for common fair value measurement and disclosure requirements. The guidance requires disclosures of (i) quantitative information about the significant unobservable inputs used for level 3 measurements; (ii) description of the valuation processes surrounding level 3 measurements; (iii) narrative description of the sensitivity of recurring level 3 measurements to unobservable inputs; (iv) hierarchy classification for items whose fair value is only disclosed in the footnotes; and (v) any transfers between level 1 and 2 of the fair value hierarchy. The new accounting guidance is effective during interim and annual periods beginning after

December 15, 2011. We do not expect a material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make required additional disclosures upon adoption.
     In June 2011, FASB issued accounting guidance for presentation of comprehensive income. The accounting update requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect a material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make required presentation of net income and comprehensive income upon adoption.
NON-GAAP FINANCIAL MEASURES
     The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO and Adjusted FFO are made to help our investors in evaluating our operating performance.
     EBITDA is defined as net income (loss) attributable to the Company before interest expense, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as gains or losses on sales of properties, write-off of loan costs, premiums and exit fees, impairment of assets, acquisition related costs, non-cash items, and various other items which are detailed in the following table. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the term. EBITDA and Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as a indicator of liquidity.

     The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(24,984)	$47,665	$11,635	$60,392
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	832	293	(537)	1,422
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,935	(6,689)	1,207	(8,610)

Net income (loss) attributable to the Company	(21,217)	41,269	12,305	53,204
Depreciation and amortization	32,947	35,200	97,510	106,841
Interest expense and amortization of loan costs	34,071	36,873	103,233	111,415
Income tax expense	1,077	96	2,492	517
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(2,935)	6,689	(1,207)	8,610
Interest income	(11)	(105)	(69)	(216)

EBITDA	43,932	120,022	214,264	280,371
Amortization of unfavorable management contract liability	(565)	(565)	(1,694)	(1,694)
(Gain) loss on sale/disposition of properties	311	(55,931)	(2,650)	(55,931)
Non-cash gain on insurance settlements	—	—	(1,157)	—
Write-off of loan costs, premiums and exit fees, net	729	—	1,677	—
Other income (1)	(17,349)	(15,879)	(83,509)	(47,120)
Impairment charges	(92)	694	1,489	10,805
Transaction acquisition costs	27	—	(791)	—
Legal costs related to a litigation settlement (2)	—	—	6,875	—
Unrealized gain on investments	(1,223)	—	(1,223)	—
Unrealized (gains) losses on derivatives	18,302	(382)	52,813	(30,824)
Equity in (earnings) loss of unconsolidated joint ventures	6,228	(3)	(19,596)	(1,325)
Company’s portion of adjusted EBITDA of unconsolidated joint ventures	16,926	3	45,535	1,325

Adjusted EBITDA	$67,226	$47,959	$212,033	$155,607

(1)	Other income consisting of income from interest rate derivatives and net investment loss on investments in securities is excluded from the Adjusted EBITDA for all periods presented. A gain of $30,000 from litigation settlement is also excluded from the Adjusted EBITDA for the nine months ended September 30, 2011. In addition, the net investment loss of $853, including a realized loss of $777 for the three and nine months ended September 30, 2011, was also excluded for Adjusted EBITDA.

(2)	The legal costs associated with the litigation settlement are also excluded from the Adjusted EBITDA for the nine months ended September 30, 2011.
     We calculate Funds From Operations (“FFO”) and Adjusted FFO in the following table. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and net of adjustments for the portion of these items attributable to noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs, premiums and exit fees, impairment of assets, acquisition related costs, non-cash items, and various other items as detailed in the following table. Our calculation of AFFO assumes the conversion of the Series B-1 preferred stock to the shares of our common stock by increasing the FFO for the non-cash dividends paid to Series B-1 preferred stock and includes our share of AFFO of unconsolidated joint ventures. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

     The following table reconciles net income (loss) to FFO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(24,984)	$47,665	$11,635	$60,392
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	832	293	(537)	1,422
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,935	(6,689)	1,207	(8,610)
Preferred dividends	(7,415)	(4,988)	(38,741)	(14,649)

Net income (loss) attributable to common shareholders	(28,632)	36,281	(26,436)	38,555
Depreciation and amortization of real estate	32,883	35,138	97,322	106,643
(Gain) loss on sale/disposition of properties	311	(55,931)	(2,650)	(55,931)
Noncash gain on insurance settlements	—	—	(1,157)	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(2,935)	6,689	(1,207)	8,610

FFO available to common shareholders	1,627	22,177	65,872	97,877
Dividends on convertible preferred stock	—	1,043	1,374	3,128
Write-off of loan costs, premiums and exit fees, net	729	—	1,677	—
Impairment charges	(92)	694	1,489	10,805
Transaction acquisition costs	27	—	(791)	—
Other income (1)	853	—	(29,147)	—
Legal costs related to a litigation settlement (2)	—	—	6,875	—
Unrealized gain on investments	(1,223)	—	(1,223)	—
Unrealized (gains) losses on derivatives	18,302	(382)	52,813	(30,824)
Non-cash dividends on Series B-1 preferred stock (3)	—	—	17,363	—
Equity in (earnings) loss of unconsolidated joint ventures	6,228	(3)	(19,596)	(1,325)
Company’s portion of adjusted FFO of unconsolidated joint ventures	5,710	3	19,482	1,325

Adjusted FFO available to common shareholders	$32,161	$23,532	116,188	$80,986

(1)	A gain of $30,000 from litigation settlement is excluded from the Adjusted FFO for the nine months ended September 30, 2011. In addition, the net investment loss of $853, including a realized loss of $777 for the three and nine months ended September 30, 2011, was also excluded for Adjusted FFO.

(2)	The legal costs associated with the litigation settlement are also excluded from the Adjusted FFO for the nine months ended September 30, 2011.

(3)	Represents the conversion of 1.4 million shares of the Series B-1 preferred stock to shares of our common stock that was treated as a dividend payment in accordance with applicable accounting guidance.

HOTEL PORTFOLIO
     The following table presents certain information related to our hotel properties as of September 30, 2011:

Fee Simple Properties
Embassy Suites	Austin, TX	Full	150	100%	150
Embassy Suites	Dallas, TX	Full	150	100%	150
Embassy Suites	Herndon, VA	Full	150	100%	150
Embassy Suites	Las Vegas, NV	Full	220	100%	220
Embassy Suites	Syracuse, NY	Full	215	100%	215
Embassy Suites	Flagstaff, AZ	Full	119	100%	119
Embassy Suites	Houston, TX	Full	150	100%	150
Embassy Suites	West Palm Beach, FL	Full	160	100%	160
Embassy Suites	Philadelphia, PA	Full	263	100%	263
Embassy Suites	Walnut Creek, CA	Full	249	100%	249
Embassy Suites	Arlington, VA	Full	267	100%	267
Embassy Suites	Portland, OR	Full	276	100%	276
Embassy Suites	Santa Clara, CA	Full	257	100%	257
Embassy Suites	Orlando, FL	Full	174	100%	174
Hilton	Houston, TX	Full	243	100%	243
Hilton	St. Petersburg, FL	Full	333	100%	333
Hilton	Santa Fe, NM	Full	157	100%	157
Hilton	Bloomington, MN	Full	300	100%	300
Hilton	Washington DC	Full	544	75%	408
Hilton	Costa Mesa, CA	Full	486	100%	486
Hilton	Tucson, AZ	Full	428	100%	428
Hilton Garden Inn	Jacksonville, FL	Limited	119	100%	119
Homewood Suites	Mobile, AL	Limited	86	100%	86
Hampton Inn	Lawrenceville, GA	Limited	86	100%	86
Hampton Inn	Evansville, IN	Limited	141	100%	141
Hampton Inn	Terre Haute, IN	Limited	112	100%	112
Hampton Inn	Buford, GA	Limited	92	100%	92
Marriott	Durham, NC	Full	225	100%	225
Marriott	Arlington, VA	Full	697	100%	697
Marriott	Seattle, WA	Full	358	100%	358
Marriott	Bridgewater, NJ	Full	347	100%	347
Marriott	Plano, TX	Full	404	100%	404
Marriott	Dallas, TX	Full	266	100%	266
SpringHill Suites by Marriott	Jacksonville, FL	Limited	102	100%	102
SpringHill Suites by Marriott	Baltimore, MD	Limited	133	100%	133
SpringHill Suites by Marriott	Kennesaw, GA	Limited	90	100%	90
SpringHill Suites by Marriott	Buford, GA	Limited	96	100%	96
SpringHill Suites by Marriott	Gaithersburg, MD	Limited	162	100%	162
SpringHill Suites by Marriott	Centreville, VA	Limited	136	100%	136
SpringHill Suites by Marriott	Charlotte, NC	Limited	136	100%	136
SpringHill Suites by Marriott	Durham, NC	Limited	120	100%	120
SpringHill Suites by Marriott	Orlando, FL	Limited	400	100%	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Limited	164	100%	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Limited	199	100%	199
SpringHill Suites by Marriott	Glen Allen, VA	Limited	136	100%	136
Fairfield Inn by Marriott	Kennesaw, GA	Limited	87	100%	87
Fairfield Inn by Marriott	Orlando, FL	Limited	388	100%	388
Courtyard by Marriott	Bloomington, IN	Limited	117	100%	117
Courtyard by Marriott	Columbus, IN	Limited	90	100%	90
Courtyard by Marriott	Louisville, KY	Limited	150	100%	150
Courtyard by Marriott	Crystal City, VA	Limited	272	100%	272
Courtyard by Marriott	Ft. Lauderdale, FL	Limited	174	100%	174
Courtyard by Marriott	Overland Park, KS	Limited	168	100%	168
Courtyard by Marriott	Palm Desert, CA	Limited	151	100%	151
Courtyard by Marriott	Foothill Ranch, CA	Limited	156	100%	156
Courtyard by Marriott	Alpharetta, GA	Limited	154	100%	154
Courtyard by Marriott	Philadelphia, PA	Limited	498	89%	443
Courtyard by Marriott	Seattle, WA	Limited	250	100%	250
Courtyard by Marriott	San Francisco, CA	Limited	405	100%	405
Courtyard by Marriott	Orlando, FL	Limited	312	100%	312
Courtyard by Marriott	Oakland, CA	Limited	156	100%	156
Courtyard by Marriott	Scottsdale, AZ	Limited	180	100%	180
Courtyard by Marriott	Plano, TX	Limited	153	100%	153
Courtyard by Marriott	Edison, NJ	Limited	146	100%	146
Courtyard by Marriott	Newark, CA	Limited	181	100%	181
Courtyard by Marriott	Manchester, CT	Limited	90	85%	77
Courtyard by Marriott	Basking Ridge, NJ	Limited	235	100%	235
Marriott Residence Inn	Lake Buena Vista, FL	Limited	210	100%	210
Marriott Residence Inn	Evansville, IN	Limited	78	100%	78
Marriott Residence Inn	Orlando, FL	Limited	350	100%	350
Marriott Residence Inn	Falls Church, VA	Limited	159	100%	159
Marriott Residence Inn	San Diego, CA	Limited	150	100%	150
Marriott Residence Inn	Salt Lake City, UT	Limited	144	100%	144
Marriott Residence Inn	Palm Desert, CA	Limited	130	100%	130
Marriott Residence Inn	Las Vegas, NV	Limited	256	100%	256
Marriott Residence Inn	Phoenix, AZ	Limited	200	100%	200
Marriott Residence Inn	Plano, TX	Limited	126	100%	126
Marriott Residence Inn	Newark, CA	Limited	168	100%	168
Marriott Residence Inn	Manchester CT	Limited	96	85%	82
Marriott Residence Inn Buckhead	Atlanta, GA	Limited	150	100%	150
Marriott Residence Inn	Jacksonville, FL	Limited	120	100%	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Limited	144	100%	144
One Ocean	Atlantic Beach, FL	Full	193	100%	193
Sheraton Hotel	Langhorne, PA	Full	187	100%	187
Sheraton Hotel	Minneapolis, MN	Full	222	100%	222
Sheraton Hotel	Indianapolis, IN	Full	371	100%	371
Sheraton Hotel	Anchorage, AK	Full	370	100%	370
Sheraton Hotel	San Diego, CA	Full	260	100%	260
Hyatt Regency	Coral Gables, FL	Full	242	100%	242
Crowne Plaza	Beverly Hills, CA	Full	260	100%	260
Annapolis Historic Inn	Annapolis, MD	Full	124	100%	124
Air Rights/Ground Lease Properties
Doubletree Guest Suites	Columbus, OH	Full	194	100%	194
Hilton	Ft. Worth, TX	Full	294	100%	294
Hilton	La Jolla, CA	Full	394	75%	296
Crowne Plaza	Key West, FL	Full	160	100%	160
Renaissance	Tampa, FL	Full	293	100%	293

Total			20,656		20,340

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
     At September 30, 2011, our total indebtedness of $2.4 billion included $543.7 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2011 would be approximately $1.3 million per year. Interest rate changes will have no impact on the remaining $1.8 billion of fixed rate debt.
     The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2011, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
     We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. The changes in the fair market values of these transactions are noncash items and recorded in earnings. The interest rate derivatives we entered into since 2008 have resulted in total income of approximately $179.9 million through September 30, 2011. Based on the LIBOR rates in effect on September 30, 2011, these derivatives are expected to result in income of approximately $16.3 million for the remainder of 2011.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
     We have entered into and may continue to enter into hedging transactions to (i) attempt to take advantage of changes in prevailing interest rates, (ii) protect our portfolio of mortgage assets from interest rate fluctuations, (iii) protect us from the effects of interest rate fluctuations on floating-rate debt, (iv) protect us from the risk of fluctuations in the financial and capital markets, or (v) preserve net cash. Our hedging transactions may include entering into interest rate swap agreements, interest rate cap or floor agreements or flooridor and corridor agreements, credit default swaps and purchasing or selling futures contracts, purchasing or selling put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks inherent in our business.
     Credit default hedging could fail to protect us or adversely affect us because if a swap counterparty cannot perform under the terms of our credit default swap, we may not receive payments due under such agreement and, thus, we may lose any potential benefit associated with such credit default swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under such credit default swaps if the counterparty becomes insolvent or files for bankruptcy.

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
     We have entered into certain derivative transactions to protect against interest rate risks and credit default risks not specifically associated with debt incurred to acquire qualified REIT assets. The REIT provisions of the Internal Revenue Code limit our income and assets in each year from such derivative transactions. Failure to comply with the asset or income limitation within the REIT provisions of the Internal Revenue could result in penalty taxes or loss of our REIT status. If we elect to contribute the non-qualifying derivatives into a taxable REIT subsidiary to preserve our REIT status, such an action would result in any income from such transactions being subject to federal income taxation.
     Our prior investment performance is not indicative of future results.
     The performance of our prior investments is not necessarily indicative of the results that can be expected for the investments to be made by our newly-formed investment subsidiary. On any given investment, total loss of the investment is possible. Although our management team has experience and has had success in making investments in real estate-related lodging debt, the past performance of these investments is not necessarily indicative of the results of our future investments.
     Our investment portfolio will contain investments concentrated in a single industry and will not be fully diversified.
     Our investment subsidiary was formed for the purpose of acquiring public securities and other investments of lodging-related entities. As such, our investment portfolio will contain investments concentrated in a single industry and may not be fully diversified by asset class, geographic region or other criteria, which will expose us to significant loss due to concentration risk. Investors have no assurance that the degree of diversification in our investment portfolio will increase at any time in the future.
     The value of our investments are affected by the credit and financial markets and, as such, may fluctuate.
     The U.S. credit and financial markets have recently experienced severe dislocations and liquidity disruptions. The value of our investments are likely to be sensitive to the volatility of the credit and financial markets, and, to the extent that turmoil in the credit and financial markets continues or intensifies, such volatility has the potential to materially affect the value of our investment portfolio.
     We are subject to the risk of default or insolvency by the hospitality entities underlying our investments.
     The leveraged capital structure of the hospitality entities underlying our investments will increase their exposure to adverse economic factors (such as rising interest rates, competitive pressures, downturns in the economy or deterioration in the condition of the real estate company) and to the risk of unforeseen events. If an underlying entity cannot generate adequate cash flow to meet such entity’s debt obligations (which may include leveraged obligations in excess of its aggregate assets), it may default on its loan agreements or be forced into bankruptcy. As a result, we may suffer a partial or total loss of the capital we have invested in the securities and other investments of such entity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides the information with respect to repurchases we made of shares of our common stock and units of our operating partnership during each month of the third quarter of 2011:

	Total		Total Number of	Maximum Dollar
	Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Plan(1)	Under the Plan
Common stock:
July 1 to July 31	—	$—	—	$58,449,000
August 1 to August 31	—	$—	—	$58,449,000
September 1 to September 30	—	$—	—	$200,000,000

Total	—	$—	—

(1)	In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in repurchase plan authorization from the remaining $58.4 million to $200.0 million. The plan provides for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and /or (ii) discounted purchases of outstanding debt obligations, including debt secured by hotel assets.

ITEM 6. EXHIBITS

Exhibit	Description
3.1.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Form S-1l/A, filed on July 31, 2003)

3.1.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to Form 8-K, filed on September 21, 2004)

3.1.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (Series D Preferred Stock) (incorporated by reference to Exhibit 3.5 to Form 8-A12B, filed on July 17, 2007); Articles Supplementary Establishing Additional Shares of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on September 23, 2010); and Articles Supplementary Establishing Additional Shares of Series D Preferred Stock (incorporated by reference to Exhibit 4 to Form 8-K, filed on September 30, 2011)

3.1.4	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (Series E Preferred Stock) (incorporated by reference to Exhibit 3.6 to Form 8-A12B, filed on April 18, 2011); and Articles Supplementary Establishing Additional Shares of Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on October 17, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 12, 2010)

10.1	Amendment No. 7 to the Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated September 30, 2011 (incorporated by reference to Exhibit 10 to Form 8-K, filed on September 30, 2011)

10.2	Credit Agreement, dated September 26, 2011 (incorporated by reference to Exhibit 10 to Form 8-K, filed on September 30, 2011)

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Cash Flows; and (iv) Notes to the Consolidated Financial Statements tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document	Submitted electronically with this report.
101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.
101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date: November 9, 2011	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer