Form 10-K
period 2011-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2012-02-28
CIK 1232582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-31775

ASHFORD HOSPITALITY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	86-1062192
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)

(972) 490-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Preferred Stock, Series A	New York Stock Exchange
Preferred Stock, Series D	New York Stock Exchange
Preferred Stock, Series E	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☑  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes     ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes                                                     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As of June 30, 2011, the aggregate market value of 56,401,846 shares of the registrant’s common stock held by non-affiliates was approximately $702,203,000.

As of February 21, 2012, the registrant had 68,032,289 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement pertaining to the 2012 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.

YEAR ENDED DECEMBER 31, 2011

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

FORWARD-LOOKING STATEMENTS

Throughout this Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition and liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

—	our business and investment strategy;

—	our projected operating results;

—	completion of any pending transactions;

—	our ability to obtain future financing arrangements;

—	our understanding of our competition;

—	market trends;

—	projected capital expenditures; and

—	the impact of technology on our operations and business.

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

—

factors discussed in this Form 10-K, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties;”

—	general volatility of the capital markets and the market price of our common stock;

—	changes in our business or investment strategy;

—	availability, terms, and deployment of capital;

—	availability of qualified personnel;

—	changes in our industry and the market in which we operate, interest rates, or the general economy; and

—	the degree and nature of our competition.

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

Since the initial public offering and through 2006, we acquired a total of 67 hotel properties through purchase transactions. In April 2007, we acquired a 51-property hotel portfolio from CNL Hotels and Resorts, Inc. (“CNL”). Pursuant to the CNL purchase agreement, we acquired 100% of 33 properties and interests ranging from 70% to 89% in 18 properties through existing joint ventures. In connection with the CNL transaction, we acquired the 15% remaining joint venture interest in one hotel property not owned by CNL at the acquisition, and in May 2007, we acquired two other hotel properties previously owned by CNL (collectively, the “CNL Acquisition”). In December 2007, we completed an asset swap with Hilton Hotels Corporation (“Hilton”), whereby we surrendered our majority ownership interest in two hotel properties in exchange for Hilton’s minority ownership interest in nine hotel properties. Effective December 2, 2011, one of our joint venture partners assigned to us its 11% ownership interest in the joint venture, in which we previously had an 89% ownership interest. The joint venture held a single hotel property under a triple-net lease arrangement. As of December 31, 2011, our consolidated financial statements included 92 directly owned hotel properties and four hotel properties that we owned through majority-owned investments in joint ventures. These hotels represent 20,656 total rooms, or 20,395 net rooms, excluding those attributable to joint venture partners. Our hotels are primarily operated under the widely recognized upscale and upper upscale brands of Crowne Plaza, Hilton, Hyatt, Marriott and Sheraton. Currently, all of our hotels are located in the United States.

In March 2011, in connection with the foreclosure on a mezzanine loan held in a joint venture with Prudential Real Estate Investors (“PREI”), we and PREI each invested additional funds and each contributed an existing mezzanine loan to form a new joint venture, the PIM Highland JV, which acquired the 28-hotel property portfolio (the “Highland Portfolio”) securing the two mezzanine loans. We have an ownership interest of 71.74% in PIM Highland JV’s common equity and a $25.0 million preferred equity interest. Our investment in the PIM Highland JV is accounted for using the equity method. The Highland Portfolio consists of high quality full and select service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner.

Additionally, in March 2011, we acquired 96 hotel condominiums units at WorldQuest Resort in Orlando, Florida for $12.0 million and subsequently during the period sold two units. At December 31, 2011, we also wholly owned one mezzanine loan of $3.1 million and one note receivable of $8.1 million in connection with a joint venture restructuring.

Beginning in March 2008, we entered into various derivative transactions with financial institutions to hedge our debt, to improve cash flows, and to capitalize on the historical correlation between changes in LIBOR and RevPAR (Revenue Per Available Room). Through December 31, 2011, we recorded cash and accrued income of $196.1 million from the derivative transactions.

For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2011, all of our 96 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. Through December 1, 2011, the hotel property held by a joint venture in which we previously had an ownership of 89% was leased on a triple-net lease basis to a third-party tenant who operated the hotel property. Rental income from this operating lease is included in the consolidated results of operations for the period from January 1, 2011 through December 1, 2011. Effective December 2, 2011, we acquired the remaining 11% ownership interest from our joint venture partner at no cost to us. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations since December 2, 2011. With respect to our unconsolidated joint venture, PIM Highland JV, the 28 hotels are leased to PIM Highland JV’s wholly-owned subsidiary, which is treated as a taxable REIT subsidiary for federal income tax purposes.

We do not operate any of our hotels directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC, together with its affiliates, (“Remington Lodging”), is our primary property manager, and is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of December 31, 2011, Remington Lodging managed 45 of our 96 legacy hotel properties, while third-party management companies managed the remaining 51 hotel properties. In addition, Remington Lodging also managed 19 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties.

SIGNIFICANT TRANSACTIONS IN 2011 AND RECENT DEVELOPMENTS

Restructuring and Extension of a Mortgage Loan – In December 2011, we successfully restructured a $203.4 million mortgage loan and extended the maturity date from December 2011 to March 2014. There is also a one-year extension option subject to the satisfaction of certain conditions. The restructuring provides for a new interest rate of LIBOR plus 4.5% with no LIBOR floor. At the closing of the restructuring, we paid down the loan by $25.0 million to $178.4 million. In connection with the restructuring and extension of the mortgage loan, we entered into an interest rate cap agreement through the new maturity date with a strike rate of 6.25% on $178.4 million notional amount for $68,000.

In addition, we are engaged in negotiations with the existing lenders to restructure and extend the $167.2 million non-recourse portfolio mortgage loan that matures in May 2012. On a parallel path, we are also in discussions with third party lenders to refinance this loan.

Reinstatement of Share Repurchase Program and Increased Authorization – In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in our repurchase plan authority from $58.4 million to $200 million (excluding fees, commissions and all other ancillary expenses). Under this plan, the board has authorized: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and/or (ii) discounted purchases of our outstanding debt obligations, including debt secured by our hotel assets. We intend to fund any repurchases or discounted debt purchases with the net proceeds from asset sales, cash flow from operations, existing cash on the balance sheet, and other sources. As of December 31, 2011, no shares of our common or preferred stock have been repurchased under the share repurchase program since its reinstatement.

New Credit Facility – In September 2011, we obtained a new $105.0 million senior credit facility which matures in September 2014 with a one-year extension option and replaces our previous credit line that was scheduled to mature in April 2012. The new credit facility provides for a three-year revolving line of credit priced at 275 to 350 basis points over LIBOR or Base Rate, as defined in the agreement, which is the same as our previous credit line. The new credit facility includes the opportunity to expand the borrowing capacity by up to $45.0 million to an aggregate size of $150.0 million upon a request by us and the consent of each lender, provided there is no default or event of default and each representation and warranty made or deemed made by us remains true and correct in all material respects on the effective date of such increase. The previous credit line was repaid in full in July 2011. The financial covenant tests with respect to the fixed charge coverage ratio and the leverage tests are similar to our previous credit line. On February 21, 2012, we closed on expanding the borrowing capacity to an aggregate $145.0 million.

Credit Default Swap Transactions – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us by our counterparty. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The credit risk underlying the credit default swaps are referenced to the CMBX index. The CMBX is a group of indices that references underlying bonds from 25 Commercial Mortgage-Backed Securities (CMBS), tranched by rating class. The CMBX is traded via “pay-as-you-go” credit default swaps, which involve ongoing, two-way payments over the life of the contract between the buyer and the seller of protection. The reference obligations are CMBS bonds. The seller of protection assumes the credit risk of the reference obligation from the buyer of protection in exchange for payments of an annual premium. If there is a default or a loss, as defined in the credit default swap agreements, on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for Ashford, the buyer of protection, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For the CMBX trades that we have completed, we were the buyer of protection in all trades. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. The fair value of the credit default swaps is obtained from a third party who publishes various information including the index composition and price data. The change in the market value of the credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in the market value is over $250,000. As of December 31, 2011, the credit default swap had a net carrying value of a liability of $2,000, and since inception we have recognized an unrealized loss of $1.3 million. See Notes 10 and 11 of Notes to Consolidated Financial Statements in Item 8.

Sale of Additional Shares of Our Common Stock – In July 2011, we reissued 7.0 million of our treasury shares at $12.50 per share and received net proceeds of $83.2 million. The net proceeds were used to repay the $50.0 million outstanding balance on our senior credit facility and for general corporate purposes, including investments, capital expenditures and working capital.

In January 2011, an underwriter purchased 300,000 shares of our common stock through the partial exercise of the underwriter’s 1.125 million share over-allotment option in connection with the issuance of 7.5 million shares of common stock completed in December 2010, and we received net proceeds of $2.8 million, which were used for general corporate purposes.

Investments in Securities and Other – We continually seek new and alternative strategies to leverage our industry and capital markets knowledge in ways that we believe will be accretive to our company. We believe that we can utilize the same real-time information we use to manage our portfolio and capital structure to invest capital in the public markets. To implement this investment strategy, during the second quarter of 2011, our Board of Directors authorized the formation of an investment subsidiary to invest in public securities and other investments. These investments are carried at fair market value. Our maximum aggregate net investment amount is limited to $20 million. As of December 31, 2011, based on the closing price of the securities, we recorded total investments in securities and other of $21.4 million and liabilities associated with investments in securities of $2.2 million. Through December 31, 2011, we recognized unrealized losses of $391,000. We also recognized realized losses of $981,000 and investment income of $2,000, or a net investment loss of $979,000. See Notes 10 and 11 of Notes to Consolidated Financial Statements in Item 8.

Preferred Stock Offering and Redemption of Series B-1 Convertible Preferred Stock – In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of our 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $80.8 million after underwriting fees. Of the net proceeds from the offering, $73.0 million was used to redeem 5.9 million shares of the total 7.3 million shares of our Series B-1 convertible preferred stock outstanding on May 3, 2011. The remaining proceeds were used for other general corporate purposes. The remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock, which was treated as a stock dividend of $17.4 million to the Series B-1 preferred shareholder in accordance with the applicable accounting guidance.

In October 2011, we issued and sold an additional 1.3 million shares of our 9.00% Series E Cumulative Preferred Stock at a price of $23.47 per share, in an underwritten public offering pursuant to an effective registration statement. We received net proceeds of $28.9 million after underwriting fees. The proceeds from the offering may be used for general corporate purposes, including, without limitation, repayment of debt or other maturing obligations, financing future hotel related investments, capital expenditures and working capital. A portion of the proceeds may also be used for repurchasing shares of our common stock under our existing repurchase program.

At-the-Market Preferred Stock Offering – On September 30, 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million. No shares of our preferred stock have been sold under this program as of the date of this report.

Repayment of a Mezzanine Loan – In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower paid off the loan for $22.1 million. The difference between the settlement amount and the carrying value of $17.9 million was recorded as a credit to impairment charges in accordance with applicable accounting guidance.

Acquisition of Hotel Properties Securing Mezzanine Loans Held in Unconsolidated Joint Ventures – In July 2010, as a strategic complement to our existing joint venture with Prudential Real Estate Investors (“PREI”) formed in 2008, we contributed $15.0 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a portion of the tranche 4 mezzanine loan associated with JER Partners’ 2007 privatization of the JER/Highland Hospitality portfolio (the “Highland Portfolio”). The mezzanine loan was secured by the same 28 hotel properties as our then existing joint venture investment in the tranche 6 mezzanine loan. Both of these mezzanine loans had been in default since August 2010. After negotiating with the borrowers, senior secured lenders and senior mezzanine lenders for a restructuring, we, through a new joint venture, the PIM Highland JV, with PRISA III Investments, LLC (“PRISA III”) (an affiliate of PREI), invested $150.0 million and PRISA III invested $50.0 million of new capital to acquire the 28 high quality full and select service hotel properties comprising the Highland Portfolio on March 10, 2011. We and PRISA III have ownership interests of 71.74% and 28.26%, respectively, in the new joint venture. In addition to the common equity splits, we and PRISA III each have a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Our investment in the PIM Highland JV is accounted for using the equity method and the carrying value was $179.5 million at December 31, 2011. The PIM Highland JV recognized a gain of $82.1 million related to a bargain purchase and settlement of a pre-existing relationship, of which our share was $46.3 million. The purchase price allocation has been finalized as of December 31, 2011. See Note 5 of Notes to Consolidated Financial Statements in Item 8.

Litigation Settlement – In March 2011, we entered into a Consent and Settlement Agreement (the “Settlement Agreement”) with Wells Fargo Bank, N.A. (“Wells”) to resolve potential disputes and claims between us and Wells relating to our purchase of a participation interest in certain mezzanine loans. Wells denied the allegations in our complaint and further denies any liability for the claims asserted by us; however, the Settlement Agreement was entered into to resolve our claims against Wells and to secure Wells’ consent to our participation in the Highland Hospitality Portfolio restructuring. Pursuant to the Settlement Agreement, Wells agreed to pay us $30.0 million over the next five years, or earlier, if certain conditions are satisfied. As part of the Settlement Agreement, we and Wells have agreed to a mutual release of claims. We received the settlement payment of $30.0 million and paid legal costs of $6.9 million in June 2011. The settlement amount was recorded as “Other income” and the legal costs of $6.9 million were recorded as “Corporate general and administrative expenses” in the consolidated statements of operations.

Acquisition of Condominium Properties – In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project. More specifically, we acquired 96 condominium units, hotel amenities, land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMAs”) with third party owners of condominium units in the project. Units owned by third parties with RMAs and all of the 96 units we acquired participate in a rental pool program whereby the units are rented to guests similar to a hotel operation. Under the terms of the RMA, we share in a percentage of the guest room revenues and are reimbursed for certain costs. In the third quarter 2011, we sold two of the completed units at a price of $175,000 each and realized a gain of $96,000. All of the units owned at December 31, 2011, are included in “Investment in hotel properties, net” in the consolidated balance sheets.

Resumption of Common Dividends – In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. For the year ended December 31, 2011, we have declared dividends of $0.40 per share. In December 2011, the Board of Directors approved our dividend policy for 2012 and we expect to pay a quarterly dividend of $0.11 per share for 2012. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review its dividend policy on a quarterly basis.

Completion of Sales of Hotel Properties – In 2011, we completed the sale of four hotel properties, the Hampton Inn hotel in Jacksonville, Florida, the JW Marriott hotel in San Francisco, California, the Hilton hotel in Rye Town, New York and the Hampton Inn hotel in Houston, Texas. We received total proceeds of $153.7 million and repaid the related mortgage debt of $50.2 million. We used the net proceeds to reduce $70.0 million of the borrowings on our senior credit facility. We recorded an impairment charge of $6.2 million on the Jacksonville Hampton Inn hotel property in June 2011, based on the selling price. The operating results of these hotel properties, including the impairment charge, for all periods presented have been reported as discontinued operations in the consolidated statements of operations.

BUSINESS STRATEGIES

Following a recession that lasted over two years, beginning in 2010 the lodging industry started experiencing improvement in fundamentals, specifically occupancy and this improvement continued into 2011. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, have continued showing upward growth. We believe the improvements in the economy will continue to positively impact the lodging industry and hotel operating results for 2012, and we intend to continue to seek ways to benefit from the cyclical nature of the hotel industry. We believe that in the current cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe we will not achieve similar cash flows and values in the immediate future. Industry experts have suggested that cash flows within our industry may achieve these previous highs again in 2014 through 2016.

Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

—	acquisition of hotel properties;

—	disposition of hotel properties;

—	investing in securities;

—	pursuing capital market activities to enhance long-term shareholder value;

—	repurchasing capital stock subject to regulatory limitations and our Board of Directors’ authorization;

—	preserving capital, enhancing liquidity, and continuing current cost saving measures;

—	implementing selective capital improvements designed to increase profitability;

—	implementing effective asset management strategies to minimize operating costs and increase revenues;

—	financing or refinancing hotels on competitive terms;

—	utilizing hedges and derivatives to mitigate risks; and

—	making other investments or divestitures that our Board of Directors deems appropriate.

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

As the business cycle changes and the hotel markets continue to improve, we intend to continue to invest in a variety of lodging-related assets based upon our evaluation of diverse market conditions including our cost of capital and the expected returns from those investments. Our investments may include: (i) direct hotel investments; (ii) mezzanine financing through origination or acquisition; (iii) first-lien mortgage financing through origination or acquisition; and (iv) sale-leaseback transactions.

Our strategy is designed to take advantage of lodging industry conditions and adjust to changes in market circumstances over time. Our assessment of market conditions will determine asset reallocation strategies. While we seek to capitalize on favorable market fundamentals, conditions beyond our control may have an impact on overall profitability and our investment returns.

Our strategy of combining lodging-related equity and debt investments seeks, among other things, to:

—	capitalize on both current yield and price appreciation, while simultaneously offering diversification of types of assets within the hospitality industry; and

—	vary investments across an array of hospitality assets to take advantage of market cycles for each asset class.

Our long-term investment strategy primarily targets select service and full-service hotels in primary, secondary, and resort markets, typically throughout the United States. To take full advantage of future investment opportunities in the lodging industry, we intend to invest according to the asset allocation strategies described below. However, due to ongoing changes in market conditions, we will continually evaluate the appropriateness of our investment strategies. Our Board of Directors may change any or all of these strategies at any time without notice.

Direct Hotel Investments – In selecting hotels to acquire, we target hotels that offer one or more of the following attributes: a high current return or have the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy will continue to follow similar investment criteria and will seek to achieve both current income and appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that do not fit our investment strategy or criteria due to micro or macro market changes or other reasons.

Mezzanine Financing – Subordinated loans, or mezzanine loans, that we acquire or originate may relate to a diverse segment of hotels that are located across the U.S. These mezzanine loans are secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels. As the global economic environment improves and the hotel industry stabilizes, we may refocus our efforts on the acquisition or origination of mezzanine loans. Given the greater repayment risks of these types of loans, to the extent we acquire or originate them in the future, we will have a more conservative approach in underwriting these assets. Mezzanine loans that we acquire in the future may be secured by individual assets as well as cross-collateralized portfolios of assets.

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

BUSINESS SEGMENTS

We currently operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. A discussion of each operating segment is incorporated by reference to Note 22 of Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

FINANCING STRATEGY

We utilize debt to increase equity returns. When evaluating our future level of indebtedness and making decisions regarding the incurrence of indebtedness, our Board of Directors considers a number of factors, including:

—	our leverage levels across the portfolio;

—	the purchase price of our investments to be acquired with debt financing;

—	impact on financial covenants;

—	cost of debt;

—	loan maturity schedule;

—	the estimated market value of our investments upon refinancing; and

—	the ability of particular investments, and our Company as a whole, to generate cash flow to cover expected debt service.

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

We may use the proceeds from any borrowings for working capital to:

—	purchase interests in partnerships or joint ventures;

—	refinance existing indebtedness;

—	finance the origination or purchase of debt investments; or

—	finance acquisitions, expand, redevelop or improve existing properties, or develop new properties or other uses.

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

DISTRIBUTION POLICY

In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. For the year ended December 31, 2011, we have declared dividends of $0.40 per share. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

Distributions are authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. In December 2011, the Board of Directors approved our dividend policy for 2012 and we expect to pay a quarterly dividend of $0.11 per share for 2012. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review its dividend policy on a quarterly basis. Our ability to pay distributions to our shareholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our shareholders are generally taxable to our shareholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a shareholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.

Our charter allows us to issue preferred stock with a preference on distributions, such as our Series A, Series D and Series E preferred stock. The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distributions, such as our class B common units. The issuance of these series of preferred stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common shareholders.

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

Our principal competitors include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as select service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates.

EMPLOYEES

At December 31, 2011, we had 75 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions. None of our corporate employees are unionized. All persons employed in day-to-day hotel operations are employees of the management companies and not the Company, and some of the management company employees are unionized. Occasionally, we hire temporary employees to assist in tasks. We also hire numerous third parties to provide various professional services. In addition, certain employees of a related party provide services to us or split their time between us and the related party. Costs for these services are included in the corporate general and administrative expense reimbursements to the related party.

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

Phase I environmental assessments, which are intended to identify potential environmental contamination for which our properties may be responsible, have been obtained on substantially all of our properties. Phase I environmental assessments included:

—	historical reviews of the properties;

—	reviews of certain public records;

—	preliminary investigations of the sites and surrounding properties;

—	screening for the presence of hazardous substances, toxic substances, and underground storage tanks; and

—	the preparation and issuance of a written report.

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

As of December 31, 2011, we owned interests in 124 hotels, 120 of which operated under the following franchise licenses or brand management agreements:

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

Ritz Carlton is a registered trademark of Marriott International, Inc.

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

Our franchise licenses and brand management agreements generally specify certain management, operational, recordkeeping, accounting, reporting, and marketing standards and procedures with which the franchisee or brand operator must comply, including requirements related to:

—	training of operational personnel;

—	safety;

—	maintaining specified insurance;

—	types of services and products ancillary to guestroom services that may be provided;

—	display of signage; and

—	type, quality, and age of furniture, fixtures, and equipment included in guestrooms, lobbies, and other common areas.

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

RISKS RELATED TO OUR BUSINESS

The recent financial crisis and general economic slowdown, which began in late 2007, harmed the operating performance of the hotel industry generally. If these or similar events continue or occur again in the future, our operating and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. A majority of our hotels are classified as upscale and upper upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower or higher room rates. This characteristic may result from the fact that upscale and upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on our business.

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

As of December 31, 2011, we had aggregated borrowings of approximately $2.4 billion outstanding, including $517.7 million of variable interest rate debt. The interest we pay on variable-rate debt increases as interest rates increase, which may decrease cash available for distribution to shareholders. We are also subject to the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to shareholders, (iv) increase the risk that we could be forced to liquidate assets or repay debt, any of which could have a material adverse effect on us, and (v) create other hazardous situations for us.

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

We had approximately $2.4 billion of mortgage debt outstanding as of December 31, 2011. We may face issues with these loans or with other loans or borrowings that we incur in the future, some of which issues may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt agreements, could have an adverse effect on our ability to raise equity or debt capital, could increase the cost of such capital or could otherwise have an adverse effect on our business, results of operations or financial condition.

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

Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in the shareholders’ best interest. The Chairman of our Board of Directors, Mr. Archie Bennett, Jr., serves as the Chairman of the Board of Directors of Remington Lodging, and our Chief Executive Officer, Mr. Monty J. Bennett, serves as the Chief Executive Officer of Remington Lodging. Messrs. Archie and Monty J. Bennett beneficially own 100% of Remington Lodging, which, as of December 31, 2011, managed 45 of our 96 legacy properties, 19 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties; and provides related services, including property management services and project management services.

Messrs. Archie and Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging and reduce the time and effort they each spend managing Ashford. Our Board of Directors has adopted a policy that requires all material approvals, actions or decisions to which we have the right to make under the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude to Remington Lodging under the management agreements to which we are a party, Messrs. Archie Bennett and Monty J. Bennett, as officers of Remington Lodging, could take actions or make decisions that are not in the shareholders’ best interest or that are otherwise inconsistent with their obligations under the management agreement or our obligations under the applicable franchise agreements.

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

Nearly all of our business is hotel related. Our current long-term investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. Adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to our shareholders.

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

Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Monty J. Bennett, to manage 45 of our 96 legacy hotel properties, 19 of the 28 PIM Highland JV hotel properties, and the WorldQuest condominium properties as of December 31, 2011. We have hired unaffiliated third–party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged, we may be in breach of the franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. Any of these circumstances could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders.

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

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our shareholders. Currently, our credit facility limits us from paying dividends if we are in default under the credit facility, including by reason of failing to meet certain covenants .

As a REIT, we are required to distribute at least 90% of our REIT taxable income each year, excluding net capital gains, to our shareholders. Our ability to make distributions may be adversely affected by the risk factors described herein. We cannot assure you that we will be able to make distributions in the future. In the event of future downturns in our operating results and financial performance, unanticipated capital improvements to our hotels or declines in the value of our mortgage portfolio, we may be unable to declare or pay distributions to our shareholders to the extent required to maintain our REIT qualification. The timing and amount of such distributions will be in the sole discretion of our Board of Directors, which will consider, among other factors, our financial performance, and debt service obligations. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. Currently, our credit facility limits us from paying dividends if we are in default under the credit facility, including by reason of failing to meet certain covenants.

We compete with other hotels for guests. We also face competition for acquisitions and sales of lodging properties and of desirable debt investments.

The hotel business is competitive. Our hotels compete on the basis of location, room rates, quality, service levels, amenities, reputation, and reservation systems, among many other factors. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available to meet debt service obligations, operating expenses, and requisite distributions to shareholders.

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

Future terrorist attacks similar in nature to the events of September 11, 2001 and other global issues such as the sovereign debt crisis in Europe and elsewhere as well as other Geo-political risks, may negatively affect the performance of our properties, the hotel industry in general, and our future results of operations and financial condition.

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

Our hotels and hotels underlying our mortgage and mezzanine loans are subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

—	our hotels compete with other hotel properties in their geographic markets and many of our competitors have substantial marketing and financial resources;

—	over-building in our markets, which adversely affects occupancy and revenues at our hotels;

—	dependence on business and commercial travelers and tourism; and

—

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

Our hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures, and equipment. Franchisors of our hotels may also require periodic capital improvements as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements, which gives rise to the following risks:

—	cost overruns and delays;

—	renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

—	the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

—	the risk that the return on our investment in these capital improvements will not be what we expect.

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

During 2011, approximately 18.5% of our total hotel revenue was generated from 11 hotels located in the Washington D.C. and Baltimore areas, areas considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist activity. Future terrorist activity may cause in the future, our results to differ materially from anticipated results. Other hotels we own may be subject to this risk as well.

Our development activities may be more costly than we have anticipated.

As part of our long-term growth strategy, we may develop hotels. Hotel development involves substantial risks, including that:

—	actual development costs may exceed our budgeted or contracted amounts;

—	construction delays may prevent us from opening hotels on schedule;

—	we may not be able to obtain all necessary zoning, land use, building, occupancy, and construction permits;

—	our developed properties may not achieve our desired revenue or profit goals; and

—	we may incur substantial development costs and then have to abandon a development project before completion.

RISKS RELATED TO DERIVATIVE TRANSACTIONS AND INVESTMENTS IN SECURITIES AND OTHER

We have engaged in and may continue to engage in derivative transactions, which can limit our gains and expose us to losses.

We have entered into and may continue to enter into hedging transactions to (i) attempt to take advantage of changes in prevailing interest rates, (ii) protect our portfolio of mortgage assets from interest rate fluctuations, (iii) protect us from the effects of interest rate fluctuations on floating-rate debt, (iv) protect us from the risk of fluctuations in the financial and capital markets, or (v) preserve net cash in the event of a major downturn in the economy. Our hedging transactions may include entering into interest rate swap agreements, interest rate cap or floor agreements or flooridor and corridor agreements, credit default swaps and purchasing or selling futures contracts, purchasing or selling put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks inherent in our business.

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

Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

—	available interest rate hedging may not correspond directly with the interest rate risk for which protections is sought;

—	the duration of the hedge may not match the duration of the related liability;

—	the party owing money in the hedging transaction may default on its obligation to pay;

—	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

—

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

The assets associated with certain of our derivative transactions and investments in securities do not constitute qualified REIT assets and the related income will not constitute qualified REIT income. Significant fluctuations in the value of such assets or the related income could jeopardize our REIT status or result in additional tax liabilities.

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

The performance of our prior investments is not necessarily indicative of the results that can be expected for the investments to be made by our newly-formed investment subsidiary. On any given investment, total loss of the investment is possible. Although our management team has experience and has had success in making investments in real estate-related lodging debt and hotel assets, the past performance of these investments is not necessarily indicative of the results of our future investments.

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

The values of our investments are affected by the credit and financial markets and, as such, may fluctuate.

The U.S. credit and financial markets have recently experienced severe dislocations and liquidity disruptions. The values of our investments are likely to be sensitive to the volatility of the credit and financial markets, and, to the extent that turmoil in the credit and financial markets continues or intensifies, such volatility has the potential to materially affect the value of our investment portfolio.

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

When we implemented our mezzanine loan investment strategy, we generally performed the underwriting stress test based on worst case scenarios similar to what the hotel industry experienced during the downturn following the events of September 11, 2001. However, the magnitude of the economic downturn that began in late 2007 far exceeded our underwriting sensitivity. As a result, we recorded impairment charges, net of subsequent valuation adjustments, with respect to our mezzanine loan portfolio of approximately $28.1 million and $148.7 million in 2010 and 2009, respectively. The impairment charges for 2010 included $21.6 million for our mezzanine loan investment in a joint venture. In 2011, we recorded a credit to impairment charges of $4.8 million for valuation adjustments. We may record additional impairment charges to this portfolio equal to as much as the remaining balance of our mezzanine loan of $3.1 million as of December 31, 2011. Due to the valuation allowance recorded on these loans, we do not expect to recognize any interest income in the future on these investments.

Debt investments that are not United States government insured involve risk of loss.

As part of our business strategy, we may originate or acquire lodging-related uninsured and mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud and related losses, and special hazard losses that are not covered by standard hazard insurance. Also, costs of financing the mortgage loans could exceed returns on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. We suffered significant impairment charges with respect to our investments in mortgage loans in 2009 and 2010, and a credit of $4.8 million to impairment charges in 2011. We may incur similar losses in the future for the remaining mezzanine loan of $3.1 million at December 31, 2011. The value and the price of our securities may be adversely affected.

We invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.

Our mortgage and mezzanine loan assets have typically been non-recourse. With respect to non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot assure you that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.

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

The real estate market is affected by many factors that are beyond our control, including:

—	adverse changes in national and local economic and market conditions;

—	changes in interest rates and in the availability, cost, and terms of debt financing;

—	changes in governmental laws and regulations, fiscal policies, and zoning and other ordinances, and costs of compliance with laws and regulations;

—	the ongoing need for capital improvements, particularly in older structures;

—	changes in operating expenses; and

—	civil unrest, acts of war, and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

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

Our properties and properties underlying our loan assets may be subject to environmental liabilities. An owner of real property, or a lender with respect to a property that exercises control over the property, can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

—	our knowledge of the contamination;

—	the timing of the contamination;

—	the cause of the contamination; or

—	the party responsible for the contamination.

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

—

we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to shareholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

—	we would also be subject to federal alternative minimum tax and, possibly, increased state and local taxes;

—	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders; and

—

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets. For example:

—	We will be required to pay tax on undistributed REIT taxable income.

—	We may be required to pay the “alternative minimum tax” on our items of tax preference.

—

If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

—	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax.

—	Our taxable REIT subsidiary, Ashford TRS, is a fully taxable corporation and will be required to pay federal and state taxes on its income.

—

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

In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. For the year ended December 31, 2011, we have declared dividends of $0.40 per share. In December 2011, the Board of Directors approved our dividend policy for 2012 and we expect to pay a quarterly dividend of $0.11 per share for 2012. However, our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

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

Provisions contained in our charter and Maryland general corporation law may have effects that delay, defer, or prevent a takeover attempt, which may prevent shareholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our shareholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

—	Ownership limit: The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock without our permission.

—

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

OFFICES.   We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

HOTEL PROPERTIES.   As of December 31, 2011, we had ownership interests in 96 hotel properties that were included in our consolidated operations, which included direct ownership in 92 hotel properties and between 75%-85% ownership in four hotel properties through equity investments with joint venture partners. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties.

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2011
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full	150	100%	150	75.77%	$137.34	$104.06
Embassy Suites	Dallas, TX	Full	150	100%	150	68.57%	$113.08	$77.54
Embassy Suites	Herndon, VA	Full	150	100%	150	75.42%	$156.30	$117.88
Embassy Suites	Las Vegas, NV	Full	220	100%	220	78.85%	$116.75	$92.06
Embassy Suites	Syracuse, NY	Full	215	100%	215	77.35%	$114.05	$88.21
Embassy Suites	Flagstaff, AZ	Full	119	100%	119	80.96%	$117.63	$95.23
Embassy Suites	Houston, TX	Full	150	100%	150	79.84%	$148.60	$118.65
Embassy Suites	West Palm Beach, FL	Full	160	100%	160	74.67%	$112.18	$83.77
Embassy Suites	Philadelphia, PA	Full	263	100%	263	75.38%	$135.55	$102.17
Embassy Suites	Walnut Creek, CA	Full	249	100%	249	79.29%	$120.54	$95.58
Embassy Suites	Arlington, VA	Full	267	100%	267	77.93%	$193.10	$150.48
Embassy Suites	Portland, OR	Full	276	100%	276	81.07%	$154.82	$125.51
Embassy Suites	Santa Clara, CA	Full	257	100%	257	77.76%	$152.89	$118.89
Embassy Suites	Orlando, FL	Full	174	100%	174	77.67%	$123.79	$96.16
Hilton Garden Inn	Jacksonville, FL	Select service	119	100%	119	63.23%	$102.47	$64.79
Hilton	Houston, TX	Full	243	100%	243	64.32%	$108.88	$70.03
Hilton	St. Petersburg, FL	Full	333	100%	333	68.34%	$111.08	$75.91
Hilton	Santa Fe, NM	Full	157	100%	157	71.82%	$131.85	$94.70
Hilton	Bloomington, MN	Full	300	100%	300	81.79%	$117.30	$95.94
Hilton	Washington DC	Full	544	75%	408	82.23%	$212.17	$174.46
Hilton	Costa Mesa, CA	Full	486	100%	486	75.69%	$113.15	$85.64
Hilton	Tucson, AZ	Full	428	100%	428	55.01%	$119.64	$65.82
Homewood Suites	Mobile, AL	Select service	86	100%	86	78.46%	$110.60	$86.78
Hampton Inn	Lawrenceville, GA	Select service	86	100%	86	58.18%	$89.18	$51.88
Hampton Inn	Evansville, IN	Select service	141	100%	141	70.86%	$99.47	$70.49
Hampton Inn	Terre Haute, IN	Select service	112	100%	112	71.73%	$86.51	$62.06
Hampton Inn	Buford, GA	Select service	92	100%	92	68.02%	$105.51	$71.77
Marriott	Durham, NC	Full	225	100%	225	60.07%	$137.78	$82.77
Marriott	Arlington, VA	Full	697	100%	697	73.71%	$186.69	$137.60
Marriott	Seattle, WA	Full	358	100%	358	74.84%	$189.63	$141.92
Marriott	Bridgewater, NJ	Full	347	100%	347	67.53%	$177.11	$119.60
Marriott	Plano, TX	Full	404	100%	404	63.20%	$160.48	$101.42
Marriott	Dallas, TX	Full	266	100%	266	67.66%	$122.48	$82.87
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100%	102	68.99%	$83.69	$57.53
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100%	133	80.30%	$113.13	$90.84
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100%	90	65.19%	$96.35	$62.81
SpringHill Suites by Marriott	Buford, GA	Select service	96	100%	96	69.63%	$91.71	$63.85
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100%	162	61.40%	$115.45	$70.88
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100%	136	68.24%	$89.53	$61.10
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100%	136	56.62%	$91.79	$51.97
SpringHill Suites by Marriott	Durham, NC	Select service	120	100%	120	65.71%	$81.95	$53.78
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100%	400	71.26%	$88.94	$63.38
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100%	164	79.87%	$107.58	$85.92
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100%	199	61.53%	$116.69	$71.80

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2011
						Occupancy	ADR	RevPAR
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100%	136	48.20%	$84.70	$40.82
Fairfield Inn by Marriott	Kennesaw, GA	Select service	87	100%	87	61.53%	$80.91	$49.78
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100%	388	77.89%	$73.71	$57.41
Courtyard by Marriott	Bloomington, IN	Select service	117	100%	117	71.66%	$118.67	$85.04
Courtyard by Marriott	Columbus, IN	Select service	90	100%	90	69.53%	$84.94	$59.06
Courtyard by Marriott	Louisville, KY	Select service	150	100%	150	61.03%	$125.16	$76.39
Courtyard by Marriott	Crystal City, VA	Select service	272	100%	272	70.25%	$151.75	$106.61
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100%	174	68.54%	$95.36	$65.36
Courtyard by Marriott	Overland Park, KS	Select service	168	100%	168	58.54%	$90.51	$52.99
Courtyard by Marriott	Palm Desert, CA	Select service	151	100%	151	53.87%	$94.87	$51.11
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100%	156	70.06%	$101.32	$70.98
Courtyard by Marriott	Alpharetta, GA	Select service	154	100%	154	68.61%	$90.77	$62.28
Courtyard by Marriott	Philadelphia, PA	Select service	498	100%	498	78.10%	$147.17	$114.92
Courtyard by Marriott	Seattle, WA	Select service	250	100%	250	69.87%	$139.81	$97.68
Courtyard by Marriott	San Francisco, CA	Select service	405	100%	405	85.98%	$183.21	$157.52
Courtyard by Marriott	Orlando, FL	Select service	312	100%	312	71.69%	$90.41	$64.82
Courtyard by Marriott	Oakland, CA	Select service	156	100%	156	73.36%	$102.31	$75.06
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100%	180	71.36%	$84.88	$60.57
Courtyard by Marriott	Plano, TX	Select service	153	100%	153	67.05%	$111.93	$75.05
Courtyard by Marriott	Edison, NJ	Select service	146	100%	146	70.72%	$102.34	$72.38
Courtyard by Marriott	Newark, CA	Select service	181	100%	181	70.91%	$86.27	$61.17
Courtyard by Marriott	Manchester, CT	Select service	90	85%	77	71.74%	$103.78	$73.83
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100%	235	68.02%	$154.45	$105.06
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100%	210	80.62%	$118.29	$95.36
Marriott Residence Inn	Evansville, IN	Select service	78	100%	78	79.62%	$116.58	$92.83
Marriott Residence Inn	Orlando, FL	Select service	350	100%	350	75.49%	$104.66	$79.01
Marriott Residence Inn	Falls Church, VA	Select service	159	100%	159	80.42%	$148.14	$119.14
Marriott Residence Inn	San Diego, CA	Select service	150	100%	150	80.89%	$139.96	$113.22
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100%	144	68.53%	$117.23	$80.34
Marriott Residence Inn	Palm Desert, CA	Select service	130	100%	130	60.67%	$111.86	$67.87
Marriott Residence Inn	Las Vegas, NV	Select service	256	100%	256	71.92%	$100.10	$72.00
Marriott Residence Inn	Phoenix, AZ	Select service	200	100%	200	61.71%	$108.98	$67.25
Marriott Residence Inn	Plano, TX	Select service	126	100%	126	73.17%	$99.03	$72.46
Marriott Residence Inn	Newark, CA	Select service	168	100%	168	80.96%	$94.81	$76.76
Marriott Residence Inn	Manchester CT	Select service	96	85%	82	84.04%	$109.07	$91.66
Marriott Residence Inn Buckhead	Atlanta, GA	Select service	150	100%	150	73.13%	$102.78	$75.16
Marriott Residence Inn	Jacksonville, FL	Select service	120	100%	120	71.03%	$91.74	$65.16
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100%	144	71.91%	$101.98	$76.39
One Ocean	Atlantic Beach, FL	Full	193	100%	193	55.48%	$164.75	$91.41
Sheraton Hotel	Langhorne, PA	Full	187	100%	187	67.26%	$109.49	$73.65
Sheraton Hotel	Minneapolis, MN	Full	222	100%	222	71.70%	$104.29	$74.77
Sheraton Hotel	Indianapolis, IN	Full	371	100%	371	64.75%	$104.28	$67.52
Sheraton Hotel	Anchorage, AK	Full	370	100%	370	71.29%	$120.18	$85.67
Sheraton Hotel	San Diego, CA	Full	260	100%	260	70.38%	$101.66	$71.55
Hyatt Regency	Coral Gables, FL	Full	242	100%	242	80.86%	$157.32	$127.21
Crowne Plaza	Beverly Hills, CA	Full	260	100%	260	82.91%	$153.08	$126.91
Annapolis Historic Inn	Annapolis, MD	Full	124	100%	124	61.40%	$131.98	$81.04
Air Rights/Ground Lease Properties
Doubletree Guest Suites (a)	Columbus, OH	Full	194	100%	194	73.10%	$108.66	$79.44
Hilton (b)	Ft. Worth, TX	Full	294	100%	294	77.12%	$136.56	$105.32
Hilton (c)	La Jolla, CA	Full	394	75%	296	75.91%	$157.27	$119.39
Crowne Plaza (d)	Key West, FL	Full	160	100%	160	85.11%	$206.66	$175.89
Renaissance (e)	Tampa, FL	Full	293	100%	293	75.89%	$149.43	$113.40

Total			20,656		20,395	72.20%	$128.67	$92.87

(a) This hotel was built on an air rights lease above the parking garage that expires in 2070.

(b) The partial ground lease expires in 2040.

(c) The ground lease expires in 2043.

(d) The ground lease expires in 2084.

(e) The ground lease expires in 2080.

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

Item 4.	Mine Safety Disclosures

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)   Market Price of and Dividends on, Registrant’s Common Equity and Related Stockholder Matters

Market Price and Dividend Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On February 21, 2012, there were 103 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of two Section 13G filers that presently each hold in excess of 9.8% of our outstanding common shares, but our Board of Directors has passed waiver requests which grant each of these holders an exception to our ownership restrictions, and which are still in effect.

The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per common share:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
High	$11.18	$14.32	$12.90	$9.15
Low	$9.09	$10.82	$5.93	$6.18
Close	$11.02	$12.45	$7.02	$8.00
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10

2010
High	$7.42	$9.67	$9.58	$10.81
Low	$4.68	$6.00	$6.46	$9.00
Close	$7.17	$7.33	$9.05	$9.65
Cash dividends declared per share	$—	$—	$—	$—

In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. For the year ended December 31, 2011, we have declared dividends of $0.40 per share. In December 2011, the Board of Directors approved our dividend policy for 2012 and we expect to pay a quarterly dividend of $0.11 per share for 2012. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our shareholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our Directors. Our ability to pay distributions to our shareholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2011			2010			2009
	Amount		%	Amount		%	Amount	%
Common Stock:
Ordinary income	$—		—%	$—		—%	$—	—%
Capital gain	—		—	—		—	—	—
Return of capital	0.3000	(1)	100.00	—		—	—	—

Total	$0.3000		100.00%	$—		—%	$—	—%

Preferred Stock – Series A:
Ordinary income	$1.5092		70.60%	$—		%	$2.13750	100.00%
Capital gain	—		—	—		—	—	—
Return of capital	0.6283	(1)	29.40	1.6031	(1)	100.00	—	—

Total	$2.1375		100.00%	$1.6031		100.00%	$2.13750	100.00%

Preferred Stock – Series D:
Ordinary income	$1.4915		70.60%	$—		%	$2.11250	100.00%
Capital gain	—		—	—		—	—	—
Return of capital	0.6210	(1)	29.40	1.5844	(1)	100.00	—	—

Total	$2.1125		100.00%	$1.5844		100.00%	$2.11250	100.00%

Preferred Stock – Series E:
Ordinary income	$0.7193		70.60%	$—		—%	$—	—%
Capital gain	—		—	—		—	—	—
Return of capital	0.2995	(1)	29.40	—		—	—	—

Total	$1.0188		100.00%	$—		—%	$—	—%

(1)

The fourth quarter 2010 preferred distributions, paid January 14, 2011, are treated as 2011 distributions for tax purposes. The fourth quarter 2011 preferred and common distributions paid January 16, 2012 are treated as 2012 distributions for tax purposes.

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Restricted common stock	None	N/A	4,584,129	(1)
Equity compensation plans not approved by security holders	None	N/A	None

(1)

As of December 31, 2011, 8,568 shares of our common stock, or securities convertible into 8,568 shares of our common stock, remain available for issuance under our Amended and Restated 2003 Stock Incentive Plan and 4,575,561 shares of our common stock, or securities convertible into 4,575,561 shares of our common stock, remain available for issuance under our 2011 Stock Incentive Plan.

Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, the FTSE NAREIT Mortgage REITs Index, and the NAREIT Lodging & Resorts Index for the period from December 31, 2006 through December 31, 2011, assuming an initial investment of $100 in stock on December 31, 2006 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Shareholders who wish to request a list of companies in the NAREIT Lodging Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Shareholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.

Purchases of Equity Securities by the Issuer

The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	—	$—	—	$200,000,000
November 1 to November 30	—	$—	—	$200,000,000
December 1 to December 31	—	$—	—	$200,000,000

Total	—	$—	—

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$889,797	$838,624	$837,684	$1,027,550	$876,986
Total operating expenses	$798,372	$820,709	$919,500	$873,197	$745,465
Operating income (loss)	$91,425	$17,915	$(81,816)	$154,353	$131,521
Income (loss) from continuing operations	$3,989	$(71,304)	$(188,393)	$98,250	$1,018
Income (loss) from discontinued operations	$(4,106)	$9,512	$(100,267)	$47,421	$35,420
Net income (loss) attributable to the Company	$2,109	$(51,740)	$(250,242)	$129,194	$30,160
Net income (loss) attributable to common shareholders	$(44,767)	$(72,934)	$(269,564)	$102,552	$6,170
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common shareholders	$(0.66)	$(1.59)	$(2.67)	$0.53	$(0.24)
Income (loss) from discontinued operations attributable to common shareholders	(0.07)	0.16	(1.26)	0.38	0.29

Net income (loss) attributable to common shareholders	$(0.73)	$(1.43)	$(3.93)	$0.91	$0.05

Weighted average diluted common shares	61,954	51,159	68,597	111,295	105,787

	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheets Data:
Investments in hotel properties, net	$2,957,899	$3,023,736	$3,383,759	$3,568,215	$3,885,737
Cash and cash equivalents	$167,609	$217,690	$165,168	$241,597	$92,271
Restricted cash	$84,069	$67,666	$77,566	$69,806	$52,872
Notes receivable	$11,199	$20,870	$55,655	$212,815	$94,225
Total assets	$3,589,726	$3,716,524	$3,914,498	$4,339,682	$4,380,411
Indebtedness of continuing operations	$2,362,458	$2,518,164	$2,772,396	$2,790,364	$2,639,546
Series B-1 preferred stock	$—	$72,986	$75,000	$75,000	$75,000
Total shareholders’ equity of the Company	$973,407	$816,808	$837,976	$1,212,219	$1,285,003

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Other Data:
Cash provided by operating activities	$74,593	$82,647	$65,614	$144,995	$155,727
Cash provided by (used in) investing activities	$(47,774)	$(47,476)	$(44,754)	$168,455	$(1,872,900)
Cash provided by (used in) financing activities	$(76,900)	$17,351	$(97,289)	$(164,124)	$1,736,032
Cash dividends declared per common share	$0.40	$—	$—	$0.63	$0.80
EBITDA (unaudited) (1)	$361,029	$331,911	$231,337	$472,836	$357,151
Funds From Operations (FFO) (unaudited) (1)	$74,188	$107,696	$64,464	$240,862	$147,680

(1)

A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

General

Following a recession that lasted over two years, beginning in 2010 the lodging industry started experiencing improvement in fundamentals, specifically occupancy and this improvement continued into 2011. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, have shown upward growth. We believe the improvements in the economy will continue to positively impact the lodging industry and hotel operating results for 2012, and we intend to continue to seek ways to benefit from the cyclical nature of the hotel industry. We believe that in the current cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe we will not achieve similar cash flows and values in the immediate future. Industry experts have suggested that cash flows within our industry may achieve these previous highs again during the period 2014 through 2016.

As of December 31, 2011, we owned 92 hotel properties directly, and four hotel properties through majority-owned investments in joint ventures, which represents 20,656 total rooms, or 20,395 net rooms excluding those attributable to our joint venture partners. Currently, all of our hotel properties are located in the United States. In March 2011, we acquired 96 hotel condominium units at WorldQuest Resort in Orlando, Florida for $12.0 million. Also in March 2011, with an investment of $150.0 million, we converted our interest in a joint venture that held a mezzanine loan into a 71.74% common equity interest and a $25.0 million preferred equity interest in a new joint venture (the “PIM Highland JV”) that holds 28 high quality full and select service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner. At December 31, 2011, we also wholly owned one mezzanine loan of $3.1 million and one note receivable of $8.1 million in connection with a joint venture restructuring.

Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

—	acquisition of hotel properties;

—	disposition of hotel properties;

—	investing in securities;

—	pursuing capital market activities to enhance long-term shareholder value;

—	repurchasing capital stock subject to regulatory limitations and our Board of Directors’ authorization;

—	preserving capital, enhancing liquidity, and continuing current cost saving measures;

—	implementing selective capital improvements designed to increase profitability;

—	implementing effective asset management strategies to minimize operating costs and increase revenues;

—	financing or refinancing hotels on competitive terms;

—	utilizing hedges and derivatives to mitigate risks; and

—	making other investments or divestitures that our Board of Directors deems appropriate.

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

SIGNIFICANT TRANSACTIONS IN 2011 AND RECENT DEVELOPMENTS

Restructuring and Extension of a Mortgage Loan – In December 2011, we successfully restructured a $203.4 million mortgage loan and extended the maturity date from December 2011 to March 2014. There is also a one-year extension option subject to the satisfaction of certain conditions. The restructuring provides for a new interest rate of LIBOR plus 4.5% with no LIBOR floor. At the closing of the restructuring, we paid down the loan by $25.0 million to $178.4 million. In connection with the restructuring and extension of the mortgage loan, we entered into an interest rate cap agreement through the new maturity date with a strike rate of 6.25% on $178.4 million notional amount for $68,000.

In addition, we are engaged in negotiations with the existing lenders to restructure and extend the $167.2 million non-recourse portfolio mortgage loan that matures in May 2012. On a parallel path, we are also in discussions with third party lenders to refinance this loan.

Reinstatement of Share Repurchase Program and Increased Authorization – In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in our repurchase plan authority from $58.4 million to $200 million (excluding fees, commissions and all other ancillary expenses). Under this plan, the board has authorized: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and/or (ii) discounted purchases of our outstanding debt obligations, including debt secured by our hotel assets. We intend to fund any repurchases or discounted debt purchases with the net proceeds from asset sales, cash flow from operations, existing cash on the balance sheet, and other sources. As of December 31, 2011, no shares of our common or preferred stock have been repurchased under the share repurchase program since its reinstatement.

New Credit Facility – In September 2011, we obtained a new $105.0 million senior credit facility which matures in September 2014 with a one-year extension option and replaces our previous credit line that was scheduled to mature in April 2012. The new credit facility provides for a three-year revolving line of credit priced at 275 to 350 basis points over LIBOR or Base Rate, as defined in the agreement, which is the same as our previous credit line. The new credit facility includes the opportunity to expand the borrowing capacity by up to $45.0 million to an aggregate size of $150.0 million upon a request by us and the consent of each lender, provided there is no default or event of default and each representation and warranty made or deemed made by us remains true and correct in all material respects on the effective date of such increase. The previous credit line was repaid in full in July 2011. The financial covenant tests with respect to fixed charge coverage ratio and leverage tests are similar to our previous credit line. On February 21, 2012, we closed on expanding the borrowing capacity to an aggregate $145.0 million.

Credit Default Swap Transactions – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us by our counterparty. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The credit risk underlying the credit default swaps are referenced to the CMBX index. The CMBX is a group of indices that references underlying bonds from 25 Commercial Mortgage-Backed Securities (CMBS), tranched by rating class. The CMBX is traded via “pay-as-you-go” credit default swaps, which involve ongoing, two-way payments over the life of the contract between the buyer and the seller of protection. The reference obligations are CMBS bonds. The seller of protection assumes the credit risk of the reference obligation from the buyer of protection in exchange for payments of an annual premium. If there is a default or a loss, as defined in the credit default swap agreements, on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for Ashford, the buyer of protection, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For the CMBX trades that we have completed, we were the buyer of protection in all trades. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. The fair value of the credit default swaps is obtained from a third party who publishes various information including the index composition and price data. The change in the market value of the credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in the market value is over $250,000. As of December 31, 2011, the credit default swap had a net carrying value of a liability of $2,000, and since inception we have recognized an unrealized loss of $1.3 million. See Notes 10 and 11 of Notes to Consolidated Financial Statements in Item 8.

Sale of Additional Shares of Our Common Stock – In July 2011, we reissued 7.0 million of our treasury shares at $12.50 per share and received net proceeds of $83.2 million. The net proceeds were used to repay the $50.0 million outstanding balance on our senior credit facility and for general corporate purposes, including investments, capital expenditures and working capital.

In January 2011, an underwriter purchased 300,000 shares of our common stock through the partial exercise of the underwriter’s 1.125 million share over-allotment option in connection with the issuance of 7.5 million shares of common stock completed in December 2010, and we received net proceeds of $2.8 million, which were used for general corporate purposes.

Investments in Securities and Other – We continually seek new and alternative strategies to leverage our industry and capital markets knowledge in ways that we believe will be accretive to our company. We believe that we can utilize the same real-time information we use to manage our portfolio and capital structure to invest capital in the public markets. To implement this investment strategy, during the second quarter of 2011, our Board of Directors authorized the formation of an investment subsidiary to invest in public securities and other investments. These investments are carried at fair market value. Our maximum aggregate net investment amount is limited to $20 million. As of December 31, 2011, based on the closing price of the securities, we recorded total investments in securities and other of $21.4 million and liabilities associated with investments in securities of $2.2 million. Through December 31, 2011, we recognized unrealized losses of $391,000. We also recognized realized losses of $981,000 and investment income of $2,000, or a net investment loss of $979,000. See Notes 10 and 11 of Notes to Consolidated Financial Statements in Item 8.

Preferred Stock Offering and Redemption of Series B-1 Convertible Preferred Stock – In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of our 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $80.8 million after underwriting fees. Of the net proceeds from the offering, $73.0 million was used to redeem 5.9 million shares of the total 7.3 million shares of our Series B-1 convertible preferred stock outstanding on May 3, 2011. The remaining proceeds were used for other general corporate purposes. The remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock, which was treated as a stock dividend of $17.4 million paid to the Series B-1 preferred shareholder in accordance with the applicable accounting guidance.

In October 2011, we issued and sold an additional 1.3 million shares of our 9.00% Series E Cumulative Preferred Stock at a price of $23.47 per share, in an underwritten public offering pursuant to an effective registration statement. We received net proceeds of $28.9 million after underwriting fees. The proceeds from the offering may be used for general corporate purposes, including, without limitation, repayment of debt or other maturing obligations, financing future hotel related investments, capital expenditures and working capital. A portion of the proceeds may also be used for repurchasing shares of our common stock under our existing repurchase program.

At-the-Market Preferred Stock Offering – On September 30, 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred

Stock at market prices up to $30.0 million. No shares of our preferred stock have sold under this program as of the date of this report.

Repayment of a Mezzanine Loan – In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower paid off the loan for $22.1 million. The difference between the settlement amount and the carrying value of $17.9 million was recorded as a credit to impairment charges in accordance with applicable accounting guidance.

Acquisition of Hotel Properties Securing Mezzanine Loans Held in Unconsolidated Joint Ventures – In July 2010, as a strategic complement to our existing joint venture with Prudential Real Estate Investors (“PREI”) formed in 2008, we contributed $15.0 million for an ownership interest in a new joint venture with PREI. The new joint venture acquired a portion of the tranche 4 mezzanine loan associated with JER Partners’ 2007 privatization of the JER/Highland Hospitality portfolio (the “Highland Portfolio”). The mezzanine loan was secured by the same 28 hotel properties as our then existing joint venture investment in the tranche 6 mezzanine loan. Both of these mezzanine loans had been in default since August 2010. After negotiating with the borrowers, senior secured lenders and senior mezzanine lenders for a restructuring, we, through a new joint venture, the PIM Highland JV, with PRISA III Investments, LLC (“PRISA III”) (an affiliate of PREI), invested $150.0 million and PRISA III invested $50.0 million of new capital to acquire the 28 high quality full and select service hotel properties comprising the Highland Portfolio on March 10, 2011. We and PRISA III have ownership interests of 71.74% and 28.26%, respectively, in the new joint venture. In addition to the common equity splits, we and PRISA III each have a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Our investment in the PIM Highland JV is accounted for using the equity method and the carrying value was $179.5 million at December 31, 2011. The PIM Highland JV recognized a gain of $82.1 million related to a bargain purchase and settlement of a pre-existing relationship, of which our share was $46.3 million. The purchase price allocation has been finalized as of December 31, 2011. See Note 5 of Notes to Consolidated Financial Statements in Item 8.

Litigation Settlement – In March 2011, we entered into a Consent and Settlement Agreement (the “Settlement Agreement”) with Wells Fargo Bank, N.A. (“Wells”) to resolve potential disputes and claims between us and Wells relating to our purchase of a participation interest in certain mezzanine loans. Wells denied the allegations in our complaint and further denies any liability for the claims asserted by us; however, the Settlement Agreement was entered into to resolve our claims against Wells and to secure Wells’ consent to our participation in the Highland Hospitality Portfolio restructuring. Pursuant to the Settlement Agreement, Wells agreed to pay us $30.0 million over the next five years, or earlier, if certain conditions are satisfied. As part of the Settlement Agreement, we and Wells have agreed to a mutual release of claims. We received the settlement payment of $30.0 million and paid legal costs of $6.9 million in June 2011. The settlement amount was recorded as “Other income” and the legal costs of $6.9 million were recorded as “Corporate general and administrative expenses” in the consolidated statements of operations.

Acquisition of Condominium Properties – In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project. More specifically, we acquired 96 condominium units, hotel amenities, land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMAs”) with third party owners of condominium units in the project. Units owned by third parties with RMAs and all of the 96 units we acquired participate in a rental pool program whereby the units are rented to guests similar to a hotel operation. Under the terms of the RMAs, we share in a percentage of the guest room revenues and are reimbursed for certain costs. In the third quarter 2011, we sold two of the completed units at a price of $175,000 each and realized a gain of $96,000. All of the units owned at December 31, 2011, are included in “Investment in hotel properties, net” in the consolidated balance sheets.

Resumption of Common Dividends – In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. For the year ended December 31, 2011, we have declared dividends of $0.40 per share. In December 2011, the Board of Directors approved our dividend policy for 2012 and we expect to pay a quarterly dividend of $0.11 per share for 2012. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review its dividend policy on a quarterly basis.

Completion of Sales of Hotel Properties – In 2011, we completed the sale of four hotel properties, the Hampton Inn hotel in Jacksonville, Florida, the JW Marriott hotel in San Francisco, California, the Hilton hotel in Rye Town, New York and the Hampton Inn hotel in Houston, Texas. We received total proceeds of $153.7 million and repaid the related mortgage debt of $50.2 million. We used the net proceeds to reduce $70.0 million of the borrowings on our senior credit facility. We recorded an impairment charge of $6.2 million on the Jacksonville Hampton Inn hotel property in June 2011, based on the selling price. The operating results of these hotel properties, including the impairment charge, for all periods presented have been reported as discontinued operations in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position from operations is affected primarily by macro industry movements in occupancy and rate as well as by our ability to control costs. Further, the movement in interest rates, can greatly affect the cost of our floating-rate debt. We monitor very closely the industry fundamentals as well as interest rates. Capital expenditures above our reserves will affect cash flow as well.

In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm to authorize the issuance of up to 700,000 shares of our 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of our 8.45% Series D Cumulative Preferred Stock at market prices. No shares were sold as of the date of this report. In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold during 2011. Proceeds from our ATM programs, to the extent the programs are utilized, are expected to be used for general corporate purposes including investments and reduction of debt.

In February 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) that terminates in 2013, and is available to provide us additional liquidity if needed. Pursuant to the SEDA, YA Global has agreed to purchase up to $50.0 million (which may be increased to $65.0 million pursuant to the SEDA) of newly issued shares of our common stock if notified to do so by us in accordance with the SEDA. No shares were sold during 2011.

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

Net Cash Flows Provided By Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows, which includes the changes in balance sheet items, were $74.6 million and $82.6 million for 2011 and 2010, respectively. The decrease in cash flows from operating activities was primarily due to the net investment of $20.1 million in trading securities, the timing of collecting receivables from hotel guests, paying vendors and settling with hotel managers and an increase in restricted cash due to additional cash deposits for certain debt services and capital expenditures. The decrease was partially offset by a net litigation settlement payment of $23.1 million.

Net Cash Flows Used In Investing Activities. In 2011, investing activities used net cash flows of $47.8 million. Cash outlays consisted of $145.4 million for the acquisition of the 71.74% interest in PIM Highland JV,

$12.0 million for the acquisition of hotel condominiums, and $67.8 million for capital improvements made to various hotel properties. Cash inflows consisted of $154.0 million from the sale of four hotel properties and two condominium properties, $22.6 million from repayment of mezzanine loans and $748,000 of insurance proceeds from settlement of insurance claims. In 2010, investing activities used cash of $47.5 million. Principal payments on notes receivable generated total cash of $28.3 million and the net cash proceeds from disposition of hotel properties was $1.4 million. We received $4.9 million net cash proceeds from the sale of the Hilton Suites in Auburn Hills, Michigan and a cash balance of $3.5 million was removed from our consolidated balance sheet as the Westin O’Hare hotel property was deconsolidated at the completion of the deed-in-lieu of foreclosure. Cash outlays consisted of a $15.0 million cash contribution to a joint venture for a 50% ownership interest in a mezzanine loan and capital improvements of $62.2 million made to various hotel properties.

Net Cash Flows Provided by (Used in) Financing Activities. For 2011, net cash flows used in financing activities were $76.9 million. Cash outlays consisted of $73.0 million for the repurchase of our Series B-1 preferred stock, $53.3 million for dividend payments to common and preferred stockholders and operating partnership unit holders, $6.0 million payment for loan modification and extension fees, $235.8 million for repayments of indebtedness and capital leases, $3.2 million of distributions to noncontrolling interest joint venture partners, and $97,000 payment for entering into interest rate caps. These cash outlays were partially offset by cash inflows of $109.8 million from issuance of Series E preferred stock, $25.0 million from borrowings on our senior credit facility, $86.0 million from issuance of 7.3 million shares of common stock, $72.7 million from the counterparties of our interest rate derivatives, and $970,000 from the holder of the Series B-1 preferred stock for short swing profit and buy-in payments from the issuance of operating partnership units.

For 2010, financing activities provided net cash inflows of $17.4 million. Cash inflows for 2010 consisted of $259.0 million from borrowings under our senior credit facility and mortgage refinances, $72.2 million from issuance of 3.3 million shares of Series D preferred stock, $70.4 million from reissuance of 7.5 million shares of treasury stock, $62.2 million from the counterparties of our interest rate derivatives, and $1.0 million of contributions from a noncontrolling interest joint venture partner. For 2010, cash outlays consisted of $365.7 million for repayments of indebtedness and capital leases, $45.1 million for purchases of common stock, $24.0 million for dividend payments to preferred shareholders and unit holders, $7.1 million payment for loan modification and extension fees, $5.3 million for the redemption of operating partnership units, $333,000 distribution to a noncontrolling interest joint venture partner, and $75,000 for purchases of interest rate caps.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of December 31, 2011, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

The mortgage and mezzanine loans securing the Highland Portfolio are nonrecourse to the borrowers, except for customary exceptions, or carve-outs, that trigger recourse liability to the borrowers in certain limited instances. The recourse obligations typically include only the payment of costs and liabilities suffered by the lenders as a result of the occurrence of certain bad acts on the part of the borrower; however, in certain cases, the carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from the non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition.

Virtually, our only recourse obligation is our $105.0 million senior credit facility held by four banks, which expires in September 2014. Currently, there is no outstanding balance on this credit facility. The main covenants in this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.35x through expiration (ours was 1.70x at December 31, 2011); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 58.8% at December 31, 2011). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity, and if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises or, to the extent necessary, asset sales.

Based upon the current level of operations, management believes that our cash flow from operations along with our cash balances and the amount available under our senior credit facility ($105.0 million at December 31, 2011) will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our upcoming 2012 and 2013 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.

We are committed to an investment strategy where we will opportunistically pursue hotel-related investments as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from cash on hand, future borrowings under the credit facility or other loans, or from proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, and joint ventures. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments. We may, when conditions are suitable, look at additional capital raising opportunities.

Our existing hotels are mostly located in developed areas that contain competing hotel properties. The future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.

Dividend Policy. In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. For the year ended December 31, 2011, we have declared dividends of $0.40 per share. In December 2011, the Board of Directors approved our dividend policy for 2012 and we expect to pay a quarterly dividend of $0.11 per share for 2012. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review its dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS

Marriott International, Inc. (“Marriott”) currently manages 40 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and seventeen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2011, 2010 and 2009 ended December 31, 2011, December 30, 2010, and January 1, 2010, respectively.

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

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2011	2010	2009	2011 to 2010	2010 to 2009
Total revenue	$889,797	$838,624	$837,684	$51,173	$940
Total hotel expenses	$(580,879)	$(554,645)	$(550,482)	$(26,234)	$(4,163)
Property taxes, insurance and other	$(46,758)	$(49,389)	$(53,097)	$2,631	$3,708
Depreciation and amortization	$(133,882)	$(132,651)	$(138,620)	$(1,231)	$5,969
Impairment charges	$4,841	$(46,404)	$(148,679)	$51,245	$102,275
Gain on insurance settlements	$2,035	$—	$1,329	$2,035	$(1,329)
Transaction acquisition and contract termination costs	$793	$(7,001)	$—	$7,794	$(7,001)
Corporate general and administrative	$(44,522)	$(30,619)	$(29,951)	$(13,903)	$(668)
Operating income (loss)	$91,425	$17,915	$(81,816)	$73,510	$99,731
Equity in earnings (loss) of unconsolidated joint ventures	$14,528	$(20,265)	$2,486	$34,793	$(22,751)
Interest income	$85	$283	$297	$(198)	$(14)
Other income	$109,524	$62,826	$56,556	$46,698	$6,270
Interest expense and amortization of loan costs	$(138,547)	$(140,609)	$(132,997)	$2,062	$(7,612)
Write-off of premiums, loan costs and exit fees	$(729)	$(3,893)	$371	$3,164	$(4,264)
Unrealized loss on investments	$(391)	$—	$—	$(391)	$—
Unrealized gain (loss) on derivatives	$(70,286)	$12,284	$(31,782)	$(82,570)	$44,066
Income tax (expense) benefit	$(1,620)	$155	$(1,508)	$(1,775)	$1,663
Income (loss) from continuing operations	$3,989	$(71,304)	$(188,393)	$75,293	$117,089
Income (loss) from discontinued operations	$(4,106)	$9,512	$(100,267)	$(13,618)	$109,779
Net loss	$(117)	$(61,792)	$(288,660)	$61,675	$226,868
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	$(610)	$1,683	$765	$(2,293)	$918
Net loss attributable to redeemable noncontrolling interests in operating partnership	$2,836	$8,369	$37,653	$(5,533)	$(29,284)
Net income (loss) attributable to the Company	$2,109	$(51,740)	$(250,242)	$53,849	$198,502

Comparison of Year Ended December 31, 2011 with Year Ended December 31, 2010

Income from continuing operations represents the operating results of 96 hotel properties (“comparable hotels”) included in continuing operations, that we have owned throughout the entire year ended December 31, 2011, 2010 and 2009, but excludes the operating results of a hotel property we began to consolidate its operations for the period from December 2, 2011 through December 31, 2011. The hotel property previously was under a triple-net operating lease for which we only recorded rental income through December 1, 2011. The following table illustrates the key performance indicators of these hotels:

	Year Ended December 31,
	2011	2010
Total hotel revenue (in thousands)	$877,317	$830,283
Room revenue (in thousands)	$681,286	$640,989
RevPAR (revenue per available room)	$92.68	$87.19
Occupancy	72.02%	70.19%
ADR (average daily rate)	$128.68	$124.22

Revenue.  Room revenues from comparable hotels increased $40.3 million, or 6.3%, during the year ended December 31, 2011 (“2011”) compared to the year ended December 31, 2010 (“2010”). The increase in room revenue was primarily due to the continued improvements in occupancy coupled with the increase in average daily rate. During 2011, we experienced a 183 basis points increase in occupancy and a 3.6% increase in room rates as the economy continues to improve. Food and beverage revenues from comparable hotels experienced a similar increase of $6.8 million, or 4.5%, due to improved occupancy. Other revenue from comparable hotels experienced a decrease of $45,000. Rental income of $5.3 million was recognized through December 1, 2011 for a hotel property that was leased to a third-party under a triple-net basis. Effective December 2, 2011, we were assigned the remaining 11% ownership interest in the joint venture which previously held a hotel property under a triple-net lease. The lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations, which accounted for a total of $2.5 million of room, food and beverage, and other hotel revenues. The remaining increase in total hotel revenue of $4.3 million is attributable to the acquisition of the WorldQuest condominium properties in March 2011.

No interest income from notes receivable has been recorded for 2011 as the remaining two mezzanine loans in our loan portfolio as of December 31, 2010 were impaired in the previous two years. Interest income on notes receivable was $1.4 million for 2010. We recorded a credit to impairment charges of $4.8 million and $2.2 million for 2011 and 2010, respectively. In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower repaid the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference of $4.2 million between the settlement amount and the carrying value was recorded as a credit to impairment charges in accordance with applicable accounting guidance. During 2010, impairment charges included a credit of $1.1 million on the cash settlement of a mezzanine loan that was previously impaired.

Asset management fees and other was $362,000 for 2011 and $425,000 for 2010.

Hotel Operating Expenses.  Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $13.9 million in direct expenses and $12.4 million in indirect expenses and management fees in 2011. The increase in direct and indirect expenses from comparable hotels was $12.2 million and $9.9 million, respectively. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues, and higher sales and marketing expenses. The

WorldQuest condominium properties incurred $3.1 million in total hotel operating expenses and the consolidation of the previous triple-net lease hotel property contributed $987,000 increase in total hotel operating expenses during 2011. The direct expenses were 32.7% of total hotel revenue for 2011 and 33.1% for 2010.

Property Taxes, Insurance and Other.  Property taxes, insurance and other decreased $2.6 million for 2011 to $46.8 million. The decrease in comparable hotels is primarily due to a $1.8 million reduction in property taxes resulting from our continued successful appeals as we secured significant reductions in the assessed value related to certain of our hotel properties. The decrease in these expenses also reflects a decline of $387,000 of other taxes, a gain of $323,000 recognized on an insurance claim and other activities in 2011.

Depreciation and Amortization.  Depreciation and amortization increased $1.2 million for 2011 compared to 2010 primarily due to increase in depreciation expense for capital improvements made at certain hotel properties. The increase was partially offset by decrease in depreciation for certain assets that had been fully depreciated during 2011.

Impairment Charges.  We recorded a credit to impairment charges of $4.8 million in 2011, for cash received and valuation adjustments on the previously impaired mezzanine loans.

The impairment charges for our continuing operations were $46.4 million for 2010. We recorded $8.7 million of impairment charges on mezzanine loans, $39.9 million impairment on a hotel property, and a credit of $2.2 million related to the valuation adjustments on previously impaired loans in our mezzanine loan portfolio. Of the total impairment charges of $148.7 million for 2009, $109.4 million was the valuation allowance recorded for the Extended Stay Hotels mezzanine loan and $39.3 million for four other mezzanine notes. The impairment charge recorded on hotel properties for 2010 and 2009 of $35.7 million and $70.2 million, respectively, are included in the operating results of discontinued operations.

In evaluating possible loan impairment, we analyze our notes receivable individually and collectively for possible loan losses in accordance with the applicable authoritative accounting guidance. Based on the analysis, if we conclude that no loans are individually impaired, we then further analyze the specific characteristics of the loans, based on other authoritative guidance to determine if there would be probable losses in a group of loans with similar characteristics.

The loans we have had in our portfolio were collateralized by hotel properties. Some loans were collateralized by single hotel properties and others by hotel portfolios. The hotel properties were in different geographic locations, had different ages and a few of the properties had completed significant renovations which had a significant impact on the value of the underlying collateral. The hotel properties included independent and nationally recognized brands in all segments and classes including luxury, economy, extended-stay, full service, and select service. In addition, our loan assets varied by position in the related borrower’s capital structure, ranging from junior mortgage participations to mezzanine loans. The terms of our notes or participations were structured based on the different features of the related collateral and the priority in the borrower’s capital structure.

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

For a full description of impairment charges, see Notes 3, 4, 6 and 17 of Notes to Consolidated Financial Statements and the Executive Overview.

Transaction Acquisition and Contract Termination Costs.  We recorded a credit of $793,000 and costs of $1.4 million to transaction acquisition costs in 2011 and 2010, respectively. For 2011, we were reimbursed $1.1 million by the joint venture in 2011 relating to certain costs for the acquisition of the 71.74% interest in PIM Highland JV and incurred an additional $135,000 for the acquisition. In addition, we incurred $298,000 for the acquisition of real estate and other rights in the WorldQuest Resort condominium project.

During 2010, we terminated the management contract of the Hilton hotel property in Costa Mesa, California managed by Hilton Hotels and paid a contract termination fee of $5.6 million. This hotel property is currently managed by Remington Lodging.

Corporate General and Administrative.  Corporate general and administrative expenses increased to $44.5 million in 2011 period compared to $30.6 million in 2010. The non-cash stock/unit-based compensation expense increased $5.3 million, primarily due to the higher expense recognized on the restricted stock/unit-based awards granted at a higher price per share in 2011. For 2011, corporate general and administrative expenses also included $6.9 million in legal costs associated with a litigation for which we received a $30.0 million settlement. The increase in other corporate general and administrative expenses during 2011 is primarily attributable to an increase in employee compensation and target incentives for certain executives. These increases are partially offset by reimbursements from the PIM Highland JV of $2.5 million.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures.  We recorded equity in earnings of unconsolidated joint ventures of $14.5 million and equity loss of $20.3 million for 2011 and 2010, respectively. Included in the 2011 period was a gain of $82.1 million recognized by the PIM Highland JV at acquisition, of which our share was $46.3 million, and $17.6 million of transaction costs recorded for the acquisition. In addition, the PIM Highland JV incurred contract termination costs of $2.9 million for 2011.

All the loans held in our joint ventures were in non-accrual status since July 2010. In addition, the borrowers of the mezzanine loan held in our joint venture with PREI related to the JER/Highland Hospitality portfolio stopped making debt service payments in August 2010 and we were negotiating a restructuring with their equity holders, senior secured lenders and senior mezzanine lenders. Due to our junior participation status, it was expected the tranche 6 mezzanine loan would be completely extinguished in the restructuring. As a result, we recorded a valuation allowance of $21.6 million for the entire carrying value of our investment in the joint venture on December 31, 2010.

Interest Income.  Interest income decreased $198,000 in 2011 compared to 2010 primarily due to lower average cash balance and the decline in short-term interest rates in 2011.

Other Income.  Other income was $109.5 million and $62.8 million for 2011 and 2010, respectively. Income from the non-hedge interest rate swap, floor and flooridors accounted for $70.6 million and $62.9 million for 2011 and 2010, respectively. For 2011, other income also included a gain of $30.0 million recognized from a litigation settlement, income of $9.7 million recognized from the 11% of ownership interest we acquired in a joint venture at no cost, income of $289,000 from a previously written-off mezzanine loan, a net investment loss of $979,000 on investment in securities, and the credit default swap premium amortization of $31,000.

Interest Expense and Amortization of Loan Costs.  Interest expense and amortization of loan costs decreased $2.1 million to $138.5 million for 2011 from $140.6 million for 2010. The decrease is primarily attributable to a decline in interest expense resulting from the principal repaid on our senior credit facility and other indebtedness, and decreased amortization of loan costs resulting from certain loan costs that were fully amortized at their initial maturity dates, net of the effect of the increase in interest from loans refinanced at higher interest rates since December 31, 2010. The average LIBOR rates for 2011 and 2010 were 0.23% and 0.27%, respectively.

Write-off of Loan Cost and Exit Fees.  In the 2011 period, we repaid the outstanding balance on the $250.0 million senior credit facility, terminated the credit facility and wrote off the unamortized deferred loan cost of $729,000. During 2010 we refinanced the mortgage loan secured by the Gateway Arlington Marriott hotel property and incurred prepayment penalty of $3.3 million and wrote off the unamortized loan cost of $630,000.

Unrealized Loss on Investments.  We recorded unrealized loss of $391,000 on investment in securities based on the closing price of securities at December 31, 2011.

Unrealized Gain (Loss) on Derivatives.  We recorded a net unrealized loss of $70.3 million for 2011 and an unrealized gain of $12.3 million for 2010 on derivatives. The unrealized loss for 2011 consists of unrealized losses of $69.0 million on the interest rate derivatives and an unrealized loss of $1.3 million from the credit default swaps we entered into during 2011. The fair value of interest rate derivatives decreased during 2011 primarily due to the movements in the LIBOR forward curve used in determining the fair value and the passage of time. The decrease in value of the credit default swaps is attributable to the change in value of the CMBX indices.

Income Tax (Expense) Benefit.  We recorded an income tax expense from continuing operations of $1.6 million for 2011 and a benefit of $155,000 for 2010. The increase in tax expense in 2011 is primarily due to increased profitability in certain of our TRS subsidiaries. In addition, in 2011, we were unable to continue recording the state tax benefits from losses incurred by one of our joint ventures as realization of a net deferred tax asset became doubtful due to cumulative losses. Our 2011 Texas Margin Tax expense decreased significantly compared to prior years as the tax write-off of certain mezzanine loans for the 2010 tax year resulted in a larger actual benefit in 2011 than anticipated at December 31, 2010.

Income (Loss) from Discontinued Operations.  Discontinued operations reported loss from operations of $4.1 million for 2011 and income of $9.5 million for 2010. During 2011, we completed the sale of the Hampton Inn hotel in Jacksonville, FL, JW Marriott hotel in San Francisco, CA, the Hilton hotel in Rye Town, NY and the Hampton Inn hotel in Houston, TX. We recorded a net gain of $2.6 million mainly from the sale of the Hampton Inn hotel in Houston, Texas and the adjustments at final settlements. During 2011, an impairment of $6.2 million was recorded for the Hampton Inn hotel in Jacksonville, Florida. Discontinued operations include the operating results of six hotel properties for 2010. Included in the income from discontinued operations for 2010 was a gain of $56.2 million on the consensual transfer of the Westin O’Hare hotel property and a loss of $283,000 on the sale of Hilton Auburn Hills property. The 2010 results also included impairment charges of $35.7 million recorded on the Hilton Auburn Hills property and the Hilton Rye Town property.

Loss (Income) from Consolidated Joint Ventures Attributable to Noncontrolling Interests.  The noncontrolling interest partners in consolidated joint ventures were allocated income of $610,000 during 2011 and a loss of $1.7 million during 2010. In 2011, we recorded a gain of $2.1 million from the sale of the Hampton Inn hotel property in Houston, Texas that was held by a joint venture. At December 31, 2011, noncontrolling interests in consolidated joints ventures represent ownership interests ranging from 15% to 25% of four hotel properties held by two joint ventures. Effective December 2, 2011, we were assigned the remaining 11% ownership interest from our joint venture partner at no cost to us and the operating results of this hotel property have been included our consolidated statements of operations.

Net Loss (Income) Attributable to Redeemable Noncontrolling Interests in Operating Partnership.  Net loss allocated to noncontrolling interests in operating partnership and distributions paid to these limited partners were $2.8 million and $8.4 million for 2011 and 2010, respectively.

Comparison of Year Ended December 31, 2010 with Year Ended December 31, 2009

Income from continuing operations includes the operating results of 96 hotel properties that we have owned throughout all of 2010 and 2009. The following table illustrates the key performance indicators of the comparable hotels for the periods indicated:

	Year Ended December 31,
	2010	2009
Total hotel revenue (in thousands)	$836,821	$826,082
Room revenue (in thousands)	$640,989	$626,434
RevPAR (revenue per available room)	$87.19	$85.21
Occupancy	70.19%	66.56%
ADR (average daily rate)	$124.22	$128.02

Revenue.  Room revenues increased $14.6 million, or 2.3%, during the year ended December 31, 2010 (“2010”) compared to the year ended December 31, 2009 (“2009”). The room revenue increase resulting from the improved occupancy in 2010 of 363 basis points was partially offset by the decrease in average daily rate. The economic downturn placed tremendous pressure on rates to maintain occupancy levels. Food and beverage revenue experienced a decline of $1.3 million due to lower volume on catering and banquet events. Other revenue, which consists mainly of telecommunication, parking, spa and golf fees, experienced a $2.3 million decline due to less demand for these services.

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

Hotel Operating Expenses.  Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $3.7 million in direct expenses and $421,000 in indirect expenses and management fees in 2010 compared to 2009. The increase in direct expense was primarily the result of improved occupancy during 2010. The direct expenses were 33.1% of total hotel revenue for both 2010 and 2009.

Property Taxes, Insurance and Other.  Property taxes, insurance and other decreased $3.7 million for 2010 to $49.4 million. Property taxes decreased $3.8 million for 2010 resulting from our successful appeals for the assessed value reductions related to certain of our hotel properties, which was partially offset by the tax rate increases in some jurisdictions as city/county and state governments try to maintain their tax base. The decrease in property taxes was partially offset by the increase in insurance costs of $254,000. The increase in insurance costs is primarily due to higher premiums for property policies renewed in 2010.

Depreciation and Amortization.  Depreciation and amortization decreased $6.0 million for 2010 compared to 2009 primarily due to certain assets that had been fully depreciated during 2010. The decrease is partially offset by an increase in depreciation expense as a result of capital improvements made at several hotel properties.

Impairment Charges.  The impairment charges for our continuing operations were $46.4 million for 2010. We recorded $8.7 million impairment charge on mezzanine loans, $39.9 million impairment on a hotel property, and a credit of $2.2 million related to the valuation adjustments on previously impaired loans in our mezzanine loan portfolio. Of the total impairment charges of $148.7 million for 2009, $109.4 million was the valuation allowance recorded for the Extended Stay Hotels mezzanine loan and $39.3 million for four other mezzanine notes. The impairment charge recorded on hotel properties for 2010 and 2009 of $35.7 million and $70.2 million, respectively, are included in the operating results of discontinued operations.

Transaction Acquisition and Contract Termination Costs.  In 2010, we were in negotiation with the borrowers, their equity holders, senior secured lenders and senior mezzanine lenders with respect to possible restructuring of the two mezzanine tranches owned by our joint ventures with PREI associated with the hotel portfolio of JER/Highland Hospitality. The resolution of such negotiation was consummated via a conversion of the loans into equity and assumption of senior indebtedness associated with the portfolio with us investing additional funds. We incurred transaction acquisition costs of $1.4 million related to these negotiations through December 31, 2010.

In addition, during 2010, we terminated the management contract of the Hilton hotel property in Costa Mesa, California managed by Hilton Hotels and paid a contract termination fee of $5.6 million. This hotel property is currently managed by Remington Lodging.

Corporate General and Administrative.  Corporate general and administrative expenses increased $668,000 in 2010 from 2009. The non-cash stock/unit-based compensation expense increased $2.0 million in 2010 primarily due to certain restricted stock/unit-based awards granted in the current year at a higher price per share. Other corporate general and administrative expenses decreased $1.4 million during 2010 primarily attributable to a decline in legal expense of $1.2 million as the 2009 corporate general and administrative expenses included legal expense associated with defaulted mezzanine loan activities.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures.  Equity loss in unconsolidated joint venture was $20.3 million for 2010 and equity earnings for 2009 were $2.5 million. The decrease is primarily due to all the three mezzanine loans held in our joint ventures being in non-accrual status since July 2010. In addition, the borrowers of the mezzanine loan tranche 6 held in our joint venture with PREI related to the JER/Highland Hospitality portfolio stopped making debt service payments in August 2010 and we were negotiating a restructuring with their equity holders, senior secured lenders and senior mezzanine lenders. Due to our junior participation status, it was expected the tranche 6 mezzanine loan would be completely extinguished in the restructuring. As a result, we recorded a valuation allowance of $21.6 million for the entire carrying value of our investment in the joint venture on December 31, 2010.

Interest Income.  Interest income decreased $14,000 in 2010 compared to 2009 primarily due to lower average cash balance and the decline in short-term interest rates in 2010.

Other Income.  Other income was $62.8 million and $56.6 million in 2010 and 2009, respectively. Other income included income from non-hedge interest rate swaps, floors and flooridors of $62.9 million and $52.3 million for 2010 and 2009, respectively. The increase is primarily due to the new interest rate derivatives we entered into since July 2009. Also included in 2009 was a gain of $2.4 million recognized on the sale of a mezzanine note receivable, income of $1.5 million recognized for business interruption insurance proceeds received related to hotel properties sold in 2008, and a gain of $434,000 from the sale of our interest in a laundry joint venture.

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

Write-off of Premiums, Loan Costs and Exit Fees.  During 2010 we refinanced the mortgage loan secured by the Gateway Arlington Marriott hotel property and incurred a prepayment penalty of $3.3 million and wrote off the unamortized loan cost of $630,000. During 2009 we refinanced mortgage debt totaling $285.0 million. The unamortized premiums of $1.4 million and loan costs of $985,000 on the refinanced loans were written off.

Unrealized Gain (Loss) on Derivatives.  We recorded an unrealized gain of $12.3 million in 2010 and an unrealized loss of $31.8 million in 2009 on our interest rate derivatives. The fair value of these derivatives increased during 2010 primarily due to the movements in the LIBOR forward curve used in determining the fair value.

Income Tax (Expense) Benefit.  Income tax expense for continuing operations was a benefit of $155,000 for 2010 and an expense of $1.5 million for 2009. The decrease in income tax expense is primarily due to our being able to record an income tax benefit of $898,000 in 2010 in connection with losses incurred by our joint venture partnership that is subject to District of Columbia income taxes. This benefit is largely offset by our accruals for the Texas Margin Tax and our federal and state income tax accruals for one of our TRS subsidiaries that began generating taxable income in the fourth quarter of 2009. Our 2010 accrual for the Texas Margin Tax was lower than in prior years primarily due to the tax write-off of mezzanine loans in 2010 that had been impaired in prior years for financial reporting purposes.

Income (Loss) from Discontinued Operations.  Income from discontinued operations was $9.5 million for 2010 and loss from discontinued operations was $100.3 million for 2009. Discontinued operations include the operating results of six hotel properties for 2010 and seven properties for 2009. These hotel properties were either sold, returned to lenders or under contracts to sell. Included in the income (loss) from discontinued operations for 2010 was a gain of $56.2 million on the consensual transfer of the Westin O’Hare hotel property and a loss of $283,000 on the sale of Hilton Auburn Hills property. The 2010 results also included impairment charges of $35.7 million recorded on the Hilton Auburn Hills property and the Hilton Rye Town property. For 2009, impairment charges totaling $70.2 million on the Westin O’Hare hotel property and the Hyatt Dearborn hotel property were recorded to write down the hotel properties to their estimated fair value. A loss of $2.9 million was also recorded at deconsolidation of the Hyatt Regency Dearborn hotel property for 2009. Operating results of discontinued operations also reflected interest and related debt expense of $8.5 million and $14.1 million for 2010 and 2009, respectively. In addition, unamortized loan costs of $552,000 were written off in 2009 when the related mortgage debt was refinanced.

(Income) Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests.   During 2010 and 2009, the noncontrolling interest partners in consolidated joint ventures were allocated a loss of $1.7 million and $765,000, respectively. Noncontrolling interests in consolidated joints ventures represent ownership interests ranging from 11% to 25% of six hotel properties held by two joint ventures.

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

OFF-BALANCE SHEET ARRANGEMENTS

During 2011, we did not maintain any off-balance sheet arrangements and do not currently anticipate any such arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases with regard to our continuing operations, each as of December 31, 2011 (in thousands):

	Payments Due by Period
	< 1 Year	2-3 Years	4-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$196,243	$505,437	$682,953	$977,825	$2,362,458
Operating lease obligations	3,737	6,474	6,041	112,192	128,444
Estimated interest obligations (1)	131,393	239,477	160,733	44,055	575,658

Total contractual obligations	$331,373	$751,388	$849,727	$1,134,072	$3,066,560

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2011.

In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2012 through 2028. See Note 13 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

Income Taxes – At December 31, 2011, we had a valuation allowance of approximately $58.1 million which substantially offsets our gross deferred tax asset. As a result of consolidated losses in 2011, 2010 and 2009, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our gross deferred tax asset will not be realized, and therefore, have provided a valuation allowance to substantially reserve the balance. At December 31, 2011, Ashford TRS has net operating loss carryforwards for federal income tax purposes of approximately $133.4 million, which are available to offset future taxable income, if any, through 2031. At December 31, 2011, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income purposes of approximately $153.7 million, which are available to offset future taxable income, if any, through 2031. The analysis utilized in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2008 through 2011 remain subject to potential examination by certain federal and state taxing authorities. Income tax examinations of two of our TRS subsidiaries are currently in process; see Note 13 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. We believe that the results of the completion of these examinations will not have a material adverse effect on our financial condition.

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

Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. During 2010, we recorded impairment charges of $39.9 million on one hotel property. See the detailed discussion in Notes 3 and 17 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

During 2011, 2010 and 2009, we recorded impairment charges of $6.2 million, $75.6 million and $70.2 million on hotel properties, respectively. Of these impairment charges, $6.2 million, $35.7 million and $70.2 million for 2011, 2010 and 2009, respectively, are included in the operating results of discontinued operations. See the detailed discussion in Notes 3, 6 and 17 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. During 2010 and 2009, we recorded a valuation allowance of $6.5 million and $148.7 million, net of subsequent valuation adjustments, for our mezzanine loan portfolio. See Notes 4 and 17 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Investments in Unconsolidated Joint Ventures – Investments in joint ventures in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income (loss). We review the investments in our unconsolidated joint ventures for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint ventures. No such impairment was recorded in 2011, and $27.1 million and $5.5 million of impairment charges were recorded in 2010 and 2009, respectively. We adopted the equity accounting method for our investment in the PIM Highland JV due to the fact that we do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in the PIM Highland JV had a carrying value of $179.5 million at December 31, 2011, which was based on our share of PIM Highland JV’s equity.

Our investments in unconsolidated joint ventures are considered to be variable interests in the underlying entities. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated joint ventures’ activities and operations, we are not considered to be the primary beneficiary of these joint ventures on an ongoing basis to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

Investments in Securities and Other – Beginning in June 2011, we have invested in securities and other investments, including U.S. treasury bills, stocks, and put and call options of certain publicly traded companies. All of these investments are recorded at fair value. Put and call options are considered derivatives. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “Investments in securities and other” or “Liabilities associated with investments in securities and other” in the consolidated balance sheets. Net investment income, including interest income (expense), dividends, investment costs, and realized gains or losses on the investments, is reported as a component of “Other income,” and unrealized gains and losses on all of the investments in securities and other are reported as “Unrealized gain on investments” in the consolidated statements of operations.

Derivative Financial Instruments and Hedges – We primarily use interest rate derivatives to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate swaps (or reverse swaps) involve the exchange of fixed-rate payments for variable-rate payments (or vice versa) over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate of the cap and result in us receiving interest payments when actual rates exceed the cap strike. For interest rate floors, we pay our counterparty interest when the variable interest rate index is below the strike rate. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike rate Y, the sold floor offsets the purchased floor. The interest rate corridor involves purchasing an interest rate cap at strike rate X and selling an interest rate cap with a higher strike rate Y. The purchaser of the corridor is paid when the underlying interest rate index resets above the strike rate X during the term of the corridor. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the strike rate Y. There is no additional liability to us other than the purchase price associated with the flooridor and corridor.

We also use credit default swaps to hedge financial and capital market risk. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The credit risk underlying the credit default swaps are referenced to the CMBX index. The CMBX is a group of indices that references underlying bonds from 25 Commercial Mortgage-Backed Securities (CMBS), tranched by rating class. The CMBX is traded via “pay-as-you-go” credit default swaps, which involve ongoing, two-way payments over the life of the contract between the buyer and the seller of protection. The reference obligations are CMBS bonds. The seller of protection assumes the credit risk of the reference obligation from the buyer of protection in exchange for payments of an annual premium. If there is a default or a loss, as defined in the credit default swap agreements, on the underlying bonds, then the buyer of protection, is protected against those losses.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued accounting guidance for common fair value measurement and disclosure requirements. The guidance requires disclosures of (i) quantitative information about the significant unobservable inputs used for level 3 measurements; (ii) description of the valuation processes surrounding level 3 measurements; (iii) narrative description of the sensitivity of recurring level 3 measurements to unobservable inputs; (iv) hierarchy classification for items whose fair value is only disclosed in the footnotes; and (v) any transfers between level 1 and 2 of the fair value hierarchy. The new accounting guidance is effective during interim and annual periods beginning after December 15, 2011. We do not expect a material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make the required additional disclosures upon adoption.

In December 2011, the FASB issued accounting guidance to clarify how to determine whether a reporting entity should derecognize the in substance real estate upon loan defaults when it ceases to have controlling interest in a subsidiary that is in substance real estate. Under this guidance, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related non-recourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. We do not expect any impact on our financial position and results of operations from the adoption of this accounting guidance as our current accounting practice is to derecognize the in substance real estate when the legal title to the real estate is transferred to legally satisfy the non-recourse indebtedness.

In December 2011, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We do not expect a material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make the required additional disclosures upon adoption.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(117)	$(61,792)	$(288,660)
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(610)	1,683	765
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,836	8,369	37,653

Net income (loss) attributable to the Company	2,109	(51,740)	(250,242)
Interest expense and amortization of loan costs	137,466	147,233	145,171
Depreciation and amortization	130,995	141,547	153,907
Income tax expense (benefit)	1,705	(132)	1,565
Impairment charges	1,395	82,055	218,878
Net loss attributable to redeemable noncontrolling interests in operating partnership	(2,836)	(8,369)	(37,653)
Interest income	(84)	(273)	(289)
Equity in (earnings) loss of unconsolidated joint ventures	(14,528)	20,265	(2,486)
Company’s portion of EBITDA of unconsolidated joint ventures	104,807	1,325	2,486

EBITDA	361,029	331,911	231,337
Amortization of unfavorable management contract liability	(2,447)	(2,447)	(2,446)
(Gain) loss on sale/disposition of properties	(2,655)	(55,931)	511
Non-cash gain on insurance settlements	(1,287)	—	(1,329)
Write-off of loan costs, premiums and exit fees, net	1,677	3,893	181
Other income (1)	(109,524)	(62,906)	(52,282)
Transaction acquisition and contract termination costs	(793)	7,001	—
Legal costs related to a litigation settlement (2)	6,875	—	—
Debt restructuring costs	823	—	—
Unrealized loss on investments	391	—	—
Unrealized (gains) losses on derivatives	70,286	(12,284)	31,782
Company’s portion of adjustments to EBITDA of unconsolidated joint ventures	(42,248)	—	—

Adjusted EBITDA	$282,127	$209,237	$207,754

(1)

Other income related to income from interest rate derivatives is excluded from the Adjusted EBITDA for all periods presented. In addition, the gain from litigation settlement, other income recognized for the acquisition of 11% ownership interest in a joint venture at no cost, the net investment loss on investments in securities and other, and the premiums and fees associated with credit default swaps are also excluded from Adjusted EBITDA for 2011.

(2)	The legal costs associated with the litigation settlement are also excluded from Adjusted EBITDA for 2011.

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

The following table reconciles net loss to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(117)	$(61,792)	$(288,660)
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(610)	1,683	765
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,836	8,369	37,653
Preferred dividends	(46,876)	(21,194)	(19,322)

Net loss available to common shareholders	(44,767)	(72,934)	(269,564)
Depreciation and amortization on real estate	130,741	141,285	153,621
(Gain) loss on sale/disposition of properties/note receivable	(2,655)	(55,931)	511
Non-cash gain on insurance settlement	(1,287)	—	(1,329)
Impairment charges	1,395	82,055	218,878
Net loss attributable to redeemable noncontrolling interests in operating partnership	(2,836)	(8,369)	(37,653)
Equity in (earnings) loss of unconsolidated joint ventures	(14,528)	20,265	(2,486)
Company’s portion of FFO of unconsolidated joint ventures	8,125	1,325	2,486

FFO available to common shareholders	74,188	107,696	64,464
Dividends on convertible preferred stock	1,374	4,143	4,171
Write-off of loan costs, premiums and exit fees, net	1,677	3,893	181
Transaction acquisition and contract termination costs	(793)	7,001	—
Other income (1)	(38,663)	—	—
Legal costs related to a litigation settlement (2)	6,875	—	—
Debt restructuring costs	823	—	—
Unrealized gain on investments	391	—	—
Unrealized (gains) losses on derivatives	70,286	(12,284)	31,782
Non-cash dividends on Series B-1 preferred stock (3)	17,363	—	—
Company’s portion of adjustments to FFO of unconsolidated joint ventures	16,682	—	—

Adjusted FFO available to common shareholders	$150,203	$110,449	$100,598

(1)

For 2011, the gain from litigation settlement, other income recognized for the acquisition of 11% ownership interest in a joint venture at no cost, the net investment loss on investments in securities and other, and the premiums and fees associated with credit default swaps are excluded from Adjusted FFO.

(2)	The legal costs associated with the litigation settlement are also excluded from the Adjusted FFO for 2011.
(3)	Represents the conversion of 1.4 million shares of the Series B-1 preferred stock to shares of our common stock that was treated as a dividend in accordance with applicable accounting guidance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments, our derivatives portfolio and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

At December 31, 2011, the total indebtedness of $2.4 billion included $517.7 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2011 would be approximately $1.2 million per year. Interest rate changes will have no impact on the remaining $1.9 billion of fixed rate debt.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2011, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. The changes in the fair market values of these transactions are noncash items and recorded in earnings. The interest rate derivatives we entered into since 2008 have resulted in total income of approximately $196.1 million through December 31, 2011. Based on the LIBOR in effect on December 31, 2011, these derivatives are expected to result in income of approximately $31.5 million for 2012.

In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The credit risk underlying the credit default swaps are referenced to the CMBX index. The CMBX is a group of indices that references underlying bonds from 25 Commercial Mortgage-Backed Securities (CMBS), tranched by rating class. The only liability for Ashford, the buyer of protection, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For the CMBX trades that we have completed, we were the buyer of protection in all trades. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Ashford Hospitality Trust, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashford Hospitality Trust, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/      Ernst & Young LLP

Dallas, Texas

February 28, 2012

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2011	2010
Assets
Investments in hotel properties, net	$2,957,899	$3,023,736
Cash and cash equivalents	167,609	217,690
Restricted cash	84,069	67,666
Accounts receivable, net of allowance of $212 and $298, respectively	28,623	27,493
Inventories	2,371	2,909
Notes receivable, net of allowance of $8,711 and $16,875, respectively	11,199	20,870
Investment in unconsolidated joint ventures	179,527	15,000
Assets held for sale	—	144,511
Investments in securities and other	21,374	—
Deferred costs, net	17,421	17,519
Prepaid expenses	11,308	12,727
Derivative assets	37,918	106,867
Other assets	4,851	7,502
Intangible asset, net	2,810	2,899
Due from third-party hotel managers	62,747	49,135

Total assets	$3,589,726	$3,716,524

Liabilities and Equity
Liabilities:
Indebtedness of continuing operations	$2,362,458	$2,518,164
Indebtedness of assets held for sale	—	50,619
Capital leases payable	—	36
Accounts payable and accrued expenses	82,282	79,248
Dividends payable	16,941	7,281
Unfavorable management contract liabilities	13,611	16,058
Due to related party	2,569	2,400
Due to third-party hotel managers	1,602	1,870
Liabilities associated with investments in securities and other	2,246	—
Other liabilities	5,400	4,627
Other liabilities of assets held for sale	—	2,995

Total liabilities	2,487,109	2,683,298

Commitments and contingencies (Note 13)
Series B-1 cumulative convertible redeemable preferred stock, $0.01 par value, 7,247,865 shares issued and outstanding at December 31, 2010	—	72,986
Redeemable noncontrolling interests in operating partnership	112,796	126,722
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized –
Series A cumulative preferred stock, 1,487,900 shares issued and outstanding	15	15
Series D cumulative preferred stock, 8,966,797 shares issued and outstanding, respectively	90	90
Series E cumulative preferred stock, 4,630,000 shares issued and outstanding at December 31, 2011	46	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares and 123,403,893 shares issued, respectively; and 68,032,289 shares and 58,999,324 shares outstanding, respectively	1,249	1,234
Additional paid-in capital	1,746,259	1,552,657
Accumulated other comprehensive loss	(184)	(550)
Accumulated deficit	(609,272)	(543,788)
Treasury stock, at cost, 56,864,476 and 64,404,569 shares, respectively	(164,796)	(192,850)

Total shareholders’ equity of the Company	973,407	816,808
Noncontrolling interests in consolidated joint ventures	16,414	16,710

Total equity	989,821	833,518

Total liabilities and equity	$3,589,726	$3,716,524

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue
Rooms	$685,568	$640,989	$626,434
Food and beverage	158,258	151,105	152,366
Rental income from operating leases	5,341	5,436	5,650
Other	40,268	39,291	41,632

Total hotel revenue	889,435	836,821	826,082
Interest income from notes receivable	—	1,378	10,876
Asset management fees and other	362	425	726

Total revenue	889,797	838,624	837,684

Expenses
Hotel operating expenses:
Rooms	158,645	148,308	142,425
Food and beverage	108,961	105,229	106,909
Other expenses	277,133	266,199	266,964
Management fees	36,140	34,909	34,184

Total hotel expenses	580,879	554,645	550,482
Property taxes, insurance and other	46,758	49,389	53,097
Depreciation and amortization	133,882	132,651	138,620
Impairment charges	(4,841)	46,404	148,679
Gain on insurance settlement	(2,035)	—	(1,329)
Transaction acquisition and contract termination costs	(793)	7,001	—
Corporate general and administrative	44,522	30,619	29,951

Total expenses	798,372	820,709	919,500

Operating income (loss)	91,425	17,915	(81,816)
Equity in earnings (loss) of unconsolidated joint ventures	14,528	(20,265)	2,486
Interest income	85	283	297
Other income	109,524	62,826	56,556
Interest expense and amortization of loan costs	(138,547)	(140,609)	(132,997)
Write-off of premiums, loan costs and exit fees	(729)	(3,893)	371
Unrealized loss on investments	(391)	—	—
Unrealized gain (loss) on derivatives	(70,286)	12,284	(31,782)

Income (loss) from continuing operations before income taxes	5,609	(71,459)	(186,885)
Income tax (expense) benefit	(1,620)	155	(1,508)

Income (loss) from continuing operations	3,989	(71,304)	(188,393)
Income (loss) from discontinued operations	(4,106)	9,512	(100,267)

Net loss	(117)	(61,792)	(288,660)
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(610)	1,683	765
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,836	8,369	37,653

Net income (loss) attributable to the Company	2,109	(51,740)	(250,242)
Preferred dividends	(46,876)	(21,194)	(19,322)

Net loss available to common shareholders	$(44,767)	$(72,934)	$(269,564)

Income (loss) per share – basic and diluted:
Loss from continuing operations attributable to common shareholders	$(0.66)	$(1.59)	$(2.67)
Income (loss) from discontinued operations attributable to common shareholders	(0.07)	0.16	(1.26)

Net loss attributable to common shareholders	$(0.73)	$(1.43)	$(3.93)

Weighted average common shares outstanding – basic and diluted	61,954	51,159	68,597

Dividends declared per common share	$0.40	$—	$—

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$6,609	$(60,158)	$(163,582)
Income (loss) from discontinued operations, net of tax	(4,500)	8,418	(86,660)
Preferred dividends	(46,876)	(21,194)	(19,322)

Net loss attributable to common shareholders	$(44,767)	$(72,934)	$(269,564)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net loss	$(117)	$(61,792)	$(288,660)

Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(78)	(136)	(235)
Reclassification to interest expense	603	633	206

Total other comprehensive income (loss)	525	497	(29)

Total comprehensive income (loss)	408	(61,295)	(288,689)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	(718)	1,590	749
Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	2,785	8,313	37,661

Comprehensive income (loss) attributable to the Company	$2,475	$(51,392)	$(250,279)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

											Accumulated Other Comprehensive Income/(Loss)			Noncontrolling Interests in Consolidated Joint Ventures		Redeemable Noncontrolling Interests in Operating Partnership
	Preferred Stock								Additional Paid-in Capital	Accumulated Deficit
	Series A		Series D		Series E		Common Stock					Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts		Total
Balance at January 1, 2009	2,185	$22	6,394	$64	—	$—	122,749	$1,227	$1,450,146	$(124,782)	$(860)	(36,194)	$(113,598)	$19,355	$1,231,574	$107,469
Repurchases of preferred shares	(697)	(7)	(727)	(7)	—	—	—	—	(10,642)	—	—	—	—	—	(10,656)	—
Repurchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(30,058)	(81,329)	—	(81,329)	—
Issuance of restricted shares/units under equity-based compensation	—	—	—	—	—	—	—	—	(8,426)	—	—	1,100	8,503	—	77	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	3,977	—	—	—	—	—	3,977	983
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	281	281	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(972)	(972)	(2,827)
Net loss	—	—	—	—	—	—	—	—	—	(250,242)	—	—	—	(765)	(251,007)	(37,653)
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	—	—	(3,180)	—	—	—	—	(3,180)	—
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(4,171)	—	—	—	—	(4,171)	—
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	—	—	(11,971)	—	—	—	—	(11,971)	—
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(202)	—	—	—	(202)	(33)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	165	—	—	16	181	25
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	954	—	—	—	—	—	954	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(381)
Operating partnership units redemption value adjustments	—	—	—	—	—	—	—	—	—	(17,665)	—	—	—	—	(17,665)	17,584

Balance at December 31, 2009	1,488	15	5,667	57	—	—	122,749	1,227	1,436,009	(412,011)	(897)	(65,152)	(186,424)	17,915	855,891	85,167
Repurchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(7,158)	(45,087)	—	(45,087)	—
Reissuance of treasury shares	—	—	—	—	—	—	—	—	34,478	—	—	7,500	35,572	—	70,050	—
Issuance of Series D preferred shares	—	—	3,300	33	—	—	—	—	72,151	—	—	—	—	—	72,184	—
Issuance of restricted shares/units under equity-based compensation	—	—	—	—	—	—	—	—	(3,536)	—	—	469	3,536	—	—	54
Equity-based compensation expense	—	—	—	—	—	—	—	—	4,129	—	—	—	—	—	4,129	2,909
Forfeiture of restricted shares	—	—	—	—	—	—	—	—	146	—	—	(63)	(447)	—	(301)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	1,033	1,033	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(648)	(648)	(2,942)
Net loss	—	—	—	—	—	—	—	—	—	(51,740)	—	—	—	(1,683)	(53,423)	(8,369)
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	—	—	(3,180)	—	—	—	—	(3,180)	—
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(4,143)	—	—	—	—	(4,143)	—
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	—	—	(13,871)	—	—	—	—	(13,871)	—
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(101)	—	—	(14)	(115)	(21)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	448	—	—	107	555	77
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	3,591	—	—	—	—	—	3,591	—
Conversion of Series B-1 preferred shares	—	—	—	—	—	—	200	2	2,012	—	—	—	—	—	2,014	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	455	5	3,677	(212)	—	—	—	—	3,470	(8,784)
Operating partnership units redemption value adjustments	—	—	—	—	—	—	—	—	—	(58,631)	—	—	—	—	(58,631)	58,631

Balance at December 31, 2010	1,488	15	8,967	90	—	—	123,404	1,234	1,552,657	(543,788)	(550)	(64,404)	(192,850)	16,710	833,518	126,722
Reissuance of treasury shares	—	—	—	—	—	—	—	—	58,700	—	—	7,300	27,269	—	85,969	—
Issuance of Series E preferred shares	—	—	—	—	4,630	46	—	—	109,580	—	—	—	—	—	109,626	—
Conversion of Series B-1 preferred stock	—	—	—	—	—	—	1,393	14	17,349	(17,363)	—	—	—	—	—	—
Issuance of restricted shares/units under equity-based compensation	—	—	—	—	—	—	—	—	(1,195)	—	—	285	1,195	—	—	111
Equity-based compensation expense	—	—	—	—	—	—	—	—	3,180	—	—	—	—	—	3,180	9,240
Forfeiture of restricted shares	—	—	—	—	—	—	—	—	41	—	—	(45)	(410)	—	(369)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,691)	(3,691)	(7,791)
Net income (loss)	—	—	—	—	—	—	—	—	—	2,109	—	—	—	610	2,719	(2,836)
Shareholder short swing profit payments	—	—	—	—	—	—	—	—	859	—	—	—	—	—	859	—
Dividends declared – Common shares	—	—	—	—	—	—	—	—	—	(25,652)	—	—	—	—	(25,652)	—
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	—	—	(3,180)	—	—	—	—	(3,180)	—
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(1,374)	—	—	—	—	(1,374)	—
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	—	—	(18,940)	—	—	—	—	(18,940)	—
Dividends declared – Preferred E shares	—	—	—	—	—	—	—	—	—	(6,019)	—	—	—	—	(6,019)	—
Restructure of consolidated joint venture	—	—	—	—	—	—	—	—	(2,677)	—	—	—	—	2,677	—
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(69)	—	—	—	(69)	(9)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	435	—	—	108	543	60
Redemption/conversion of operating partnership units	—	—	—	—	—	—	100	1	1,030	(66)	—	—	—	—	965	(965)
Operating partnership units redemption value adjustments and unvested LTIP units reclassified to equity	—	—	—	—	—	—	—	—	6,735	5,001	—	—	—	—	11,736	(11,736)

Balance at December 31, 2011	1,488	$15	8,967	$90	4,630	$46	124,897	$1,249	$1,746,259	$(609,272)	$(184)	(56,864)	$(164,796)	$16,414	$989,821	$112,796

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net loss	$(117)	$(61,792)	$(288,660)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	134,273	145,326	157,107
Impairment charges	1,395	82,055	218,878
Equity in (earnings) loss of unconsolidated joint ventures	(14,528)	20,265	(2,486)
Distributions of earnings from unconsolidated joint ventures	—	492	873
Income from financing derivatives	(70,573)	(62,906)	(52,282)
(Gain) loss on sale of properties/notes receivable, net	(2,655)	(55,905)	511
Realized and unrealized loss on trading securities	1,371	—	—
Purchases of trading securities	(56,167)	—	—
Sales of trading securities	35,667	—	—
Gain on insurance settlement	(2,035)	—	(1,329)
Amortization of loan costs, write-off of loan costs, premiums and exit fees, net	6,325	9,731	7,881
Amortization discounts and deferred costs and income on notes receivable, net	—	—	(3,129)
Unrealized (gain) loss on derivatives	70,286	(12,284)	31,782
Equity-based compensation	12,391	7,067	5,037
Changes in operating assets and liabilities –
Restricted cash	(16,403)	9,900	(7,806)
Accounts receivable and inventories	(2,725)	3,065	(4,677)
Prepaid expenses and other assets	(180)	(4,167)	1,084
Net settlement of trading derivatives	(1,315)	—	—
Accounts payable and accrued expenses	2,704	8,922	1,784
Due to/from related party	169	1,370	(1,369)
Due to/from third-party hotel managers	(13,880)	(6,606)	4,280
Other liabilities	(9,410)	(1,886)	(1,865)

Net cash provided by operating activities	74,593	82,647	65,614

Cash Flows from Investing Activities
Proceeds from sale/payments of notes receivable	22,611	28,284	13,355
Investment in unconsolidated joint ventures	(145,351)	(15,000)	—
Acquisition of condominium properties	(12,000)	—	—
Cash released at disposition of hotel properties	—	(3,458)	(3,494)
Improvements and additions to hotel properties	(67,797)	(62,205)	(69,176)
Net proceeds from sale of assets/properties	154,015	4,903	858
Proceeds from property insurance	748	—	13,703

Net cash used in investing activities	(47,774)	(47,476)	(44,754)

Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	25,000	259,000	208,800
Repayments of indebtedness and capital leases	(235,753)	(365,702)	(196,772)
Payments of loan costs and prepayment penalties	(6,048)	(7,080)	(5,903)
Payments of dividends	(53,295)	(24,008)	(22,867)
Repurchases of treasury shares	—	(45,087)	(81,327)
Repurchase of preferred shares	(72,986)	—	(10,656)
Payments for derivatives	(97)	(75)	(38,058)
Cash income from derivatives	72,705	62,212	50,928
Proceeds from preferred stock offering	109,756	72,208	—
Proceeds from common stock offering	86,027	70,443	—
Contributions from noncontrolling interests in consolidated joint ventures	—	1,033	—
Distributions to noncontrolling interests in consolidated joint ventures	(3,179)	(333)	(972)
Redemption of operating partnership units and other	970	(5,260)	(462)

Net cash provided by (used in) financing activities	(76,900)	17,351	(97,289)

Net change in cash and cash equivalents	(50,081)	52,522	(76,429)
Cash and cash equivalents at beginning of year	217,690	165,168	241,597

Cash and cash equivalents at end of year	$167,609	$217,690	$165,168

Supplemental Cash Flow Information
Interest paid	$134,668	$142,998	$137,252
Income taxes paid	$2,366	$1,424	$651
Supplemental Disclosure of Investing and Financing Activities
Accrued interest added to principal of indebtedness	$4,392	$4,042	$—
Noncash dividends paid to Series B-1 preferred stock holder	$17,363	$—	$—
Note receivable assigned by noncontrolling interest in consolidated joint venture	$8,098	$—	$—
Assets transferred to receivership/lender	$—	$54,625	$36,177
Liabilities transferred to receivership/lender	$—	$110,837	$33,290
Note receivable contributed to unconsolidated joint venture	$15,000	$—	$—

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

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

As of December 31, 2011, we directly owned 92 hotel properties and four hotel properties that we owned through majority-owned investments in joint ventures. These hotels represent 20,656 total rooms, or 20,395 net rooms excluding those attributable to our joint venture partners. Currently, all of our hotel properties are located in the United States. In March 2011, we acquired 96 hotel condominium units at WorldQuest Resort in Orlando, Florida for $12.0 million. Also in March 2011, with an investment of $150.0 million, we converted our interest in a joint venture that held a mezzanine loan into a 71.74% common equity interest and a $25.0 million preferred equity interest in a new joint venture (the “PIM Highland JV”) that holds 28 high quality full and select service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner. At December 31, 2011, we also wholly owned one mezzanine loan of $3.1 million and one note receivable of $8.1 million in connection with a joint venture restructuring.

For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2011, all of our 96 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. Through December 1, 2011, the hotel property held by a joint venture in which we previously had an ownership of 89% was leased on a triple-net lease arrangement to a third-party tenant who operated the hotel property. Rental income from this operating lease is included in the consolidated results of operations for the period from January 1, 2011 through December 1, 2011. Effective December 2, 2011, we acquired the remaining 11% ownership interest from our joint venture partner at no cost to us. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations since December 2, 2011. With respect to our unconsolidated joint venture, PIM Highland JV, the 28 hotels are leased to PIM Highland JV’s wholly-owned subsidiary, which is treated as a taxable REIT subsidiary for federal income tax purposes.

Remington Lodging & Hospitality, LLC, together with its affiliates, (“Remington Lodging”), is our primary property manager, and is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer. As of December 31, 2011, Remington Lodging managed 45 of our 96 legacy hotel properties, while third-party management companies managed the remaining 51 hotel properties. In addition, Remington Lodging also managed 19 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Marriott International, Inc. (“Marriott”) manages 40 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and 16 weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2011, 2010 and 2009 ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively.

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

Accounts Receivable – Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. We generally do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of guests to make required payments for services. The allowance is maintained at a level believed adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions, and other relevant factors, including specific reserves for certain accounts.

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

Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. No impairment charges were recorded for investment in hotel properties included in our continuing operations for 2011 and 2009, and impairment charge of $39.9 million was recorded for a hotel property included in the continuing operations for 2010.

Notes Receivable – We provide mezzanine loan financing, documented by notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for 2011, and $1.4 million and $10.9 million interest income was recognized for 2010 and 2009, respectively.

Variable interest entities, as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at December 31, 2011 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. The note receivable is considered to be a variable interest in the entity that owns the related hotel. However, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating the variable interest entity, our analysis involves considerable management judgment and assumptions.

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

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. No impairment charges were recorded in 2011. Valuation adjustments of $4.8 million on previously impaired notes were credited to impairment charges during 2011. For 2010 and 2009, we recorded a valuation allowance of $6.5 million and $148.7 million, net of subsequent valuation adjustments, for our mezzanine loan portfolio. See Notes 4 and 17.

Investments in Unconsolidated Joint Ventures – Investments in joint ventures in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income (loss). We review the investments in our unconsolidated joint ventures for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint ventures. No such impairment was recorded in 2011. In 2010, we recorded a valuation allowance of $21.6 million to fully reserve our investment in a joint venture that held a mezzanine loan.

Our investments in unconsolidated joint ventures are considered to be variable interests in the underlying entities. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated joint ventures’ activities and operations, we are not considered to be the primary beneficiary of these joint ventures on an ongoing basis to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

In 2011, we acquired a 71.74% ownership interest in PIM Highland JV through contributions made by various entities in which we had equity investments and an additional cash investment. We adopted the equity accounting method for our investment in the PIM Highland JV due to the fact that we exercise significant influence but do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in PIM Highland JV had a carrying value of $179.5 million at December 31, 2011.

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

In June 2011, we recorded an impairment charge of $6.2 million for a hotel property that was sold in July 2011. During 2011, we completed the sale of four hotel properties, three of which were reclassified as assets held for sale previously, and recognized a net gain of $2.6 million. In 2010, we recorded impairment charges totaling $35.7 million on two hotel properties that were subsequently sold in 2011. In 2009, we recorded impairment charges totaling $70.2 million on two hotel properties that were subsequently transferred to the lenders.

Investments in Securities and Other – Beginning in June 2011, we invested in securities and other investments, including U.S. treasury bills, and stocks, put and call options of certain publicly traded companies. All of these investments are recorded at fair value. Put and call options are considered derivatives. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “Investments in securities and other” or “Liabilities associated with investments in securities and other” in the consolidated balance sheets. Net investment income, including interest income (expense), dividends, realized gains and losses, and costs of investment, is reported as a component of “Other income.” Unrealized gains and losses on these investments are reported as “Unrealized loss on investments” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Costs, net – Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements.

Derivative Instruments and Hedging – We primarily use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). The interest rate derivatives include swaps, caps, floors, flooridors and corridors. Interest rate swaps (or reverse swaps) involve the exchange of fixed-rate payments for variable-rate payments (or vice versa) over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For interest rate floors, we pay our counterparty interest when the variable interest rate index is below the strike rate. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike rate Y, the sold floor offsets the purchased floor. The interest rate corridor involves purchasing of an interest rate cap at one strike rate X and selling an interest rate cap with a higher strike rate Y. The purchaser of the corridor is paid when the underlying interest rate index resets above the strike rate X during the term of the corridor. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the strike rate Y. There is no liability to us other than the purchase price associated with the flooridor and corridor.

We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All these derivatives are subject to master netting settlement arrangements and the credit default swaps are subject to credit support annexes. As the derivatives are subject to master netting settlement arrangements, we report derivatives with the same counterparty net on the consolidated balance sheets. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.

All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives and credit default swaps are reported as “Derivative assets” or “Derivative liabilities.” Accrued interest on the non-hedge designated interest rate derivatives is included in “Accounts receivable, net” in the consolidated balance sheets. For interest rate derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated Other Comprehensive Income (Loss)” (“OCI”) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For non-hedge designated interest rate derivatives and the credit default swap derivatives, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

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

The noncontrolling interests in consolidated joint ventures represent ownership interests ranging from 15% to 25% of four hotel properties at December 31, 2011 held by two joint ventures, and 11% to 25% of six hotel properties at December 31, 2010 held by three joint ventures, and are reported in equity in the consolidated balance sheets. Through December 1, 2011, the hotel property held by a joint venture in which we previously had an ownership of 89% was leased on a triple-net lease basis to a third-party tenant who operated the hotel property. Effective December 2, 2011, we acquired the remaining 11% ownership interest from our joint venture partner at no cost to us. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations since December 2, 2011. We recognized a gain of $9.7 million for this transaction, consisting of the assignment of an $8.1 million note receivable and an agreement to retain $1.6 million of security deposits that were originally refundable, which is included in “Other income” in the consolidated statements of operations.

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

Guarantees – Upon acquisition of the 51-hotel CNL portfolio on April 11, 2007, we assumed certain guarantees, which represent funds provided by third-party hotel managers to guarantee minimum returns for certain hotel properties. As we are obligated to repay such amounts through increased incentive management fees through cash reimbursements, such guarantees are recorded as other liabilities. As of December 31, 2011 and 2010, these liabilities totaled $344,000.

Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Rental income represents income from leasing hotel properties to third-party tenants on triple-net

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating leases. Base rent on the triple-net lease is recognized on a straight-line basis over the lease terms and variable rent is recognized when earned. Interest income, representing interest on the mezzanine loan (including accretion of discounts on the mezzanine loan using the effective interest method), is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Asset management fees are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. For the hotel that was leased to a third party, we reported deposits into our escrow accounts for capital expenditure reserves as income up to the point in time the lease was terminated.

Other Expenses – Other expenses include telephone charges, guest laundry, valet parking, and hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.

Advertising Costs – Advertising costs are charged to expense as incurred. For 2011, 2010 and 2009, our continuing operations incurred advertising costs of $3.5 million, $2.4 million and $2.9 million, respectively. Advertising costs related to continuing operations are included in “Other expenses” in the accompanying consolidated statement of operations.

Equity-Based Compensation – Stock/unit-based compensation is accounted for at the fair value based on the market price of the shares at the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/units.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2008 through 2011 remain subject to potential examination by certain federal and state taxing authorities. As more fully described in Note 13, income tax examinations of two of our TRS subsidiaries are currently in process. We believe that the results of the completion of these examinations will not have a material adverse effect on our financial condition.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income (Loss) Per Share – Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive. Diluted income/loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.

Reclassifications – Certain amounts in the consolidated financial statements for the years ended December 31, 2010 and 2009 have been reclassified for discontinued operations. These reclassifications have no effect on our cash flows, equity or net income (loss) previously reported.

Recently Adopted Accounting Standards – In December 2010, the FASB issued accounting standard update to require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The new disclosures are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The pro forma disclosures related to our acquisition of the 28-hotel portfolio through the PIM Highland JV in Note 26 are made in accordance with the new requirements. The adoption did not have an impact on our financial position and results of operations.

In June 2011, the FASB issued accounting guidance for presentation of comprehensive income. The accounting update requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except for the presentation requirements for reclassifications of items out of accumulated other comprehensive income, the effective date of which was deferred in December 2011 until the FASB is able to reconsider the disclosure requirements. We have adopted this accounting guidance as we have been presenting net income and other comprehensive income in two separate but consecutive statements, and the adoption did not result in any impact on our financial statements. Upon the effectiveness of the requirements for reclassifications of items out of accumulated other comprehensive income, we will make the required presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.

Recently Issued Accounting Standards – In May 2011, the FASB issued accounting guidance for common fair value measurement and disclosure requirements. The guidance requires disclosures of (i) quantitative information about the significant unobservable inputs used for level 3 measurements; (ii) description of the valuation processes surrounding level 3 measurements; (iii) narrative description of the sensitivity of recurring level 3 measurements to unobservable inputs; (iv) hierarchy classification for items whose fair value is only disclosed in the footnotes; and (v) any transfers between level 1 and 2 of the fair value hierarchy. The new

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting guidance is effective during interim and annual periods beginning after December 15, 2011. We do not expect any material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make the required additional disclosures upon adoption.

In December 2011, the FASB issued accounting guidance to clarify how to determine whether a reporting entity should derecognize the in substance real estate upon loan defaults when it ceases to have controlling interest in a subsidiary that is in substance real estate. Under this guidance, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related non-recourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. We do not expect any impact on our financial position and results of operations from the adoption of this accounting guidance as our current accounting policy is to derecognize the in substance real estate when the legal title to the real estate is transferred to legally satisfy the non-recourse indebtedness.

In December 2011, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We do not expect any material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make the required additional disclosures upon adoption.

3.	Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31,
	2011	2010
Land	$487,184	$488,901
Buildings and improvements	2,779,828	2,774,822
Furniture, fixtures and equipment	276,292	383,860
Construction in progress	5,841	4,473
Condominium properties	12,661	—

Total cost	3,561,806	3,652,056
Accumulated depreciation	(603,907)	(628,320)

Investment in hotel properties, net	$2,957,899	$3,023,736

The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $2.8 billion.

In March 2011, we acquired real estate and certain other rights in connection with the acquisition of the WorldQuest Resort, a condominium hotel project for $12.0 million and incurred acquisition costs of $298,000. More specifically, we acquired 96 condominium units, hotel amenities, land and improvements, developable raw land, developer rights and Rental Management Agreements (“RMAs”) with third party owners of condominium units in the project. Units owned by third parties with RMAs and all of the 96 units we acquired participate in a

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rental pool program whereby the units are rented to guests similar to a hotel operation. Under the terms of the RMAs, we share in a percentage of the guest room revenues and are reimbursed for certain costs. In third quarter 2011, we sold two of the completed units at a price of $175,000 each and realized a gain of $96,000.

For the years ended December 31, 2011, 2010 and 2009, we recognized depreciation expense, including depreciation of assets under capital leases and discontinued hotel properties, of $133.5 million, $144.9 million and $156.7 million, respectively.

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

At December 31, 2010, the Hilton hotel property in Tucson, Arizona had a reasonable probability of being sold. Based on our assessment of the purchase price obtained from potential buyers, we recorded an impairment charge of $39.9 million.

4.	Notes Receivable

In December 2011, in connection with the restructuring of the joint venture in which we previously owned an 89% interest, we acquired the remaining 11% at no cost to us. Our joint venture partner also assigned to us a note receivable of $8.1 million from a city government and an agreement to retain $1.6 million of security deposits that were originally refundable. The note bears interest at a rate of 12.85% and matures in 2018. In addition, we had one mezzanine loan at December 31, 2011 and two mezzanine loans at December 31, 2010. In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower paid off the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference between the settlement amount and the carrying value of $4.2 million was recorded as a credit to impairment charges in accordance with the applicable accounting guidance.

Our remaining mezzanine loan, which is secured by one hotel property, had an original face amount of $38.0 million, of which our initial investment was $33.0 million. This loan was restructured in 2010 with a cash payment of $20.2 million and a $4.0 million note receivable which matures in June 2017, with an interest rate of 6.09%. At December 31, 2011 and 2010, this mezzanine loan had a net carrying value of $3.1 million and $3.0 million, respectively, net of the balance in the valuation allowance of $8.7 million and $9.1 million, respectively. All required payments on this loan have been made and payments on this loan have been treated as a reduction of carrying values and the valuation allowance adjustments have been recorded as credits to impairment charges in accordance with applicable accounting guidance.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by the Four Seasons hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. In 2009, we recorded an impairment charge to fully reserve this note receivable. In May 2010, the senior mortgage lender foreclosed on the loan. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at December 31, 2011 and 2010.

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

The borrower of a $4.0 million junior participation loan collateralized by the Sheraton hotel property in Dallas, Texas due in July 2009 had been in default since May 11, 2009. Based on a third-party appraisal, it was unlikely that we would be able to recover our full investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable during 2009. In February 2010, we and the senior note holder of the participation note receivable formed Redus JV for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized our $4.0 million principal amount junior participating note receivable. We had an 18% subordinated ownership interest in Redus JV that was carried at no value. This hotel was sold in May 2011, but due to our subordinated status, we did not receive any proceeds from the sale, and no gain or loss was recognized.

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

In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million principal balance mezzanine loan receivable secured by 681 hotels with an initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. This mezzanine loan was originally purchased for $98.4 million. At the time of ESH’s bankruptcy filing, a discount of $11.4 million had been amortized to increase the carrying value of the note to $109.4 million. We anticipated that ESH, through its bankruptcy filing, would attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note. In October 2010, the ESH bankruptcy proceedings were completed and settled with new owners. The full amount of the valuation allowance was charged off in 2010.

5.	Investment in Unconsolidated Joint Ventures

In March 2011, we acquired a 71.74% ownership interest in the PIM Highland JV and a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Additionally, in March 2011, PIM Highland JV through a debt restructuring and consensual foreclosure, acquired a 28-hotel portfolio. We have determined that the PIM Highland JV is a variable interest entity as its total equity at risk is not sufficient to permit it to finance its activities without additional subordinated

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial support provided by any parties, including its equity holders. Although we have the majority ownership interest and can exercise significant influence over the joint venture, we do not control the activities that most significantly impact the PIM Highland JV’s economic performance. All the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we are not the primary beneficiary of PIM Highland JV and our investment in the joint venture is accounted for using the equity method. We had a carrying value of $179.5 million at December 31, 2011, and our maximum exposure of loss is limited to our investment in PIM Highland JV except as discussed below.

The mortgage and mezzanine loans securing the Highland Portfolio are nonrecourse to the borrowers, except for customary exceptions, or carve-outs, that trigger recourse liability to the borrowers in certain limited instances. The recourse obligations typically include only the payment of costs and liabilities suffered by the lenders as a result of the occurrence of certain bad acts on the part of the borrower; however, in certain cases, the carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from the non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition.

The 28-hotel property portfolio acquired and the indebtedness assumed by the joint venture had fair values of $1.3 billion and $1.1 billion, respectively, at the date of acquisition based on third-party appraisals (after a pay-down of $170.0 million of related debt). The purchase price was the result of arms-length negotiations. In the fourth quarter of 2011, the joint venture finalized the purchase price allocation to the assets acquired and liabilities assumed. The joint venture recognized a gain of $82.1 million related to a bargain purchase and settlement of a pre-existing relationship, of which our share was $46.3 million.

The following tables summarize the condensed balance sheet as of December 31, 2011 and the condensed statement of operations for the period from March 10, 2011 through December 31, 2011 of the PIM Highland JV (in thousands):

PIM Highland JV

Condensed Consolidated Balance Sheet

December 31, 2011
Total assets	$1,400,264

Total liabilities	1,132,977
Members’ capital	267,287

Total liabilities and members’ capital	$1,400,264

Our ownership interest in PIM Highland JV	$179,527

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PIM Highland JV

Condensed Consolidated Statement of Operations

Period From March 10 to December 31, 2011
Total revenue	$332,205
Total expenses	322,419

Operating income	9,786
Interest expense and amortization of loan costs	(50,021)
Gain recognized at acquisition	82,144
Other expenses	(4,622)

Net income	$37,287

Our equity in earnings of PIM Highland JV	$14,528

At December 31, 2010, we had ownership interests ranging from 50% and 25% in two joint ventures with carrying values of $15.0 million. These joint ventures were formed to hold investments in tranche 4 and tranche 6 of mezzanine loans secured by the above 28-hotel portfolio acquired by PIM Highland JV. The tranche 6 mezzanine loan was in default since August 2010. As a result, we recorded a valuation allowance of $21.6 million for the entire carrying value of our investment in the joint venture.

Additionally, as of December 31, 2011 and 2010, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value. The Sheraton hotel property in Dallas, Texas was held by a joint venture in which we had an 18% subordinated ownership interest that was carried at no value. This hotel was sold in May 2011, but due to our subordinated status, we did not receive any proceeds from the sale, and no gain or loss was recognized.

6.	Assets Held for Sale and Discontinued Operations

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning in December 2009, we elected to cease making payments on the note payable of $101.0 million secured by the Westin O’Hare hotel property in Rosemont, Illinois as the operating cash flows from the hotel property were inadequate to cover the debt service payments. As a result, we recorded an impairment charge of $59.3 million in the fourth quarter of 2009 to write down the hotel property to its estimated fair value of $50.0 million. The fair value was determined based on market analyses performed by third parties. Those analyses employed the discounted cash flow method using forecasted cash flows, including the estimated residual value, discounted at rates that were based on the market yields of the similar hotel class and similar hotel sales. The forecasted cash flows also considered the hotel property’s declining market shares, the decline in advanced bookings, and the sharp RevPAR decline in Chicago O’Hare submarket. It also projected an improved market starting in 2011 and assumed a market recovery leading to an increase in RevPAR of over 70% of the projected holding period. In September 2010, we successfully negotiated a consensual transfer of the underlying hotel property to the lender and the related non-recourse mortgage loan was settled. The hotel property was deconsolidated from our financial statements and a gain of $56.2 million was recognized upon deconsolidation.

In 2011, we completed the sales of the Hampton Inn hotel in Jacksonville, Florida, the JW Marriott hotel in San Francisco, California, the Hilton hotel in Rye Town, New York, and the Hampton Inn hotel in Houston, Texas. Other than the Hampton Inn hotel in Jacksonville, Florida, the remaining three hotel properties were classified as assets held for sale at December 31, 2010. The operating results of these hotel properties are reported as discontinued operations for all periods presented. For 2010 and 2009, operating results of discontinued operations also include those of the Hilton Suites hotel in Auburn Hills, Michigan that was sold in June 2010, the Westin hotel in Rosemont, Illinois that was transferred to the lender through a deed-in-lieu of foreclosure in September 2010. In addition, for 2009, operating results of discontinued operations included the Hyatt Regency hotel in Dearborn, Michigan that was placed in receivership in December 2009 and deconsolidated.

The hotel properties included in discontinued operations were carried at lower of cost or estimated fair value at the date they were classified as assets held for sale. In accordance with applicable accounting guidance, the inputs used in determining the fair values are categorized into three levels: level 1 inputs are inputs obtained from quoted prices in active markets for identical assets, level 2 inputs are significant other inputs that are observable for the assets either directly or indirectly, and level 3 inputs are unobservable inputs for the asset and reflect our own assumptions about the assumptions that market participants would use in pricing the asset.

The following table presents our hotel properties measured at fair value aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at December 31, 2011 and 2010, and related impairment charges recorded (in thousands):

	Level 1	Level 2	Level 3		Total		Impairment Charges
2011
Hampton Inn Jacksonville, FL	$—	$—	$—		$—		$6,237	(1)

2010
Hilton Rye Town, NY	$—	$—	$34,790	(2)	$34,790	(2)	$23,583	(2)
Hilton Auburn Hills, MI	—	—	—		—		12,068	(2)

Total	$—	$—	$34,790		$34,790		$35,651

2009
Hyatt Regency Dearborn, MI	$—	$—	$—		$—		$10,871	(3)
Westin O’Hare, IL	—	—	50,000	(3)	50,000	(3)	59,328	(3)

Total	$—	$—	$50,000		$50,000		$70,199

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The impairment charge was taken in the quarter ended June 30, 2011, based on its anticipated net sales prices of $10.0 million which we considered to be a level 3 fair value measure.
(2)

The impairment charges were taken in the quarter ended December 31, 2010 and June 30, 2010, for the Hilton Rye Town property and the Hilton Auburn Hills property, respectively, based on their respective anticipated net sales prices of $34.8 million and $5.0 million, respectively.

(3)

The impairment charges were taken in the quarters ended December 31, 2009 and June 30, 2009, for the Westin O’Hare property and the Hyatt Regency Dearborn property, respectively, based on their respective estimated fair value of $50.0 million and $29.1 million, respectively.

The following table summarizes the operating results of the discontinued operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Hotel revenues	$10,461	$75,216	$102,177
Hotel operating expenses	(7,970)	(59,770)	(86,485)

Operating income	2,491	15,446	15,692
Property taxes, insurance and other	(803)	(4,997)	(9,685)
Depreciation and amortization	(391)	(12,675)	(18,486)
Impairment charge	(6,236)	(35,651)	(70,199)
Gain (loss) on disposal/sales of properties	2,554	55,905	(2,887)
Interest expense and amortization of loan costs	(688)	(8,494)	(14,093)
Write-off of loan costs, premiums and exit fees, net	(948)	—	(552)

Income (loss) from discontinued operations before income taxes	(4,021)	9,534	(100,210)
Income tax expense	(85)	(22)	(57)

Income (loss) from discontinued operations	(4,106)	9,512	(100,267)
Income from discontinued operations of consolidated joint ventures attributable to noncontrolling interests	(1,031)	(122)	(24)
(Income) loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	637	(972)	13,631

Income (loss) from discontinued operations attributable to the Company	$(4,500)	$8,418	$(86,660)

The Jacksonville Hampton Inn hotel property sold in 2011 and not reported as held for sale as of December 31, 2010 had an investment in hotel property of $16.6 million, other assets of $403,000 and other liabilities of $134,000.

7.     Deferred Costs, net

Deferred costs, net consist of the following (in thousands):

	December 31,
	2011	2010
Deferred loan costs	$29,514	$30,770
Deferred franchise fees	4,121	4,151

Total costs	33,635	34,921
Accumulated amortization	(16,214)	(17,402)

Deferred costs, net	$17,421	$17,519

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Intangible Asset, net

Intangible asset consist of the following (in thousands):

	December 31,
	2011	2010
Cost	$3,233	$3,233
Accumulated amortization	(423)	(334)

Intangible asset, net	$2,810	$2,899

Intangible asset represents a favorable market-rate lease which relates to the purchase price allocated to a hotel property in the CNL Portfolio and is being amortized over the remaining lease term that expires in 2070.

For each of the three years in the period ended December 31, 2011, amortization expense related to intangibles was $89,000. Estimated future amortization expense is $89,000 for each of the next five years.

9.     Indebtedness

Indebtedness of our continuing operations and the carrying values of related collateral were as follows at December 31, 2011 and 2010 (in thousands):

				December 31, 2011			December 31, 2010
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral		Debt Balance	Book Value of Collateral
Senior credit facility(1)	Various	April 2012	LIBOR(2) + 2.75% to 3.5%	$—	$—		$115,000	$28,670
Mortgage loan	10 hotels	May 2012	LIBOR(2) + 1.65%	167,202	211,322		167,202	218,133
Mortgage loan	2 hotels	August 2013	LIBOR (2) + 2.75%	145,667	264,147		150,383	271,907
Mortgage loan(3)	5 hotels	March 2014	LIBOR (2) + 4.50%	178,400	224,686		203,400	233,818
Mortgage loan	1 hotel	May 2014	8.32%	5,476	8,098		5,775	8,222
Senior credit facility	Various	September 2014	LIBOR (2) + 2.75% to 3.5%	—	—		—	—
Mortgage loan	1 hotel	December 2014	Greater of 5.5% or LIBOR (2) + 3.5%	19,740	22,827		19,740	22,198
Mortgage loan	8 hotels	December 2014	5.75%	106,863	81,764		108,940	83,255
Mortgage loan	10 hotels	July 2015	5.22%	155,831	171,809		159,001	172,324
Mortgage loan	8 hotels	December 2015	5.70%	98,786	80,702		100,576	80,794
Mortgage loan (4)	5 hotels	December 2015	12.72%	151,185	322,796		148,013	329,242
Mortgage loan	5 hotels	February 2016	5.53%	112,453	124,994		114,629	126,238
Mortgage loan	5 hotels	February 2016	5.53%	93,257	100,531		95,062	103,595
Mortgage loan	5 hotels	February 2016	5.53%	80,782	104,410		82,345	105,708
Mortgage loan	1 hotel	April 2017	5.91%	35,000	93,956	*	35,000	96,622	*
Mortgage loan	2 hotels	April 2017	5.95%	128,251	148,244		128,251	150,747
Mortgage loan	3 hotels	April 2017	5.95%	260,980	282,823		260,980	289,046
Mortgage loan	5 hotels	April 2017	5.95%	115,600	130,408		115,600	130,498
Mortgage loan	5 hotels	April 2017	5.95%	103,906	114,254		103,906	116,768
Mortgage loan	5 hotels	April 2017	5.95%	158,105	164,919		158,105	169,209
Mortgage loan	7 hotels	April 2017	5.95%	126,466	146,673		126,466	147,141
TIF loan	1 hotel	June 2018	12.85%	8,098	—	*	8,098	—	*
Mortgage loan	1 hotel	November 2020	6.26%	103,759	118,496		104,901	124,069
Mortgage loan	1 hotel	April 2034	Greater of 6% or Prime + 1%	6,651	18,304		6,791	17,670

Total				$2,362,458	$2,936,163		$2,518,164	$3,025,874

(1)	This senior credit facility was terminated and replaced with the senior credit facility maturing in September 2014.
(2)	LIBOR rates were 0.295% and 0.261% at December 31, 2011 and 2010, respectively.
(3)	This mortgage loan has a one-year extension option subject to satisfaction of certain conditions.
(4)

This note includes reverse amortization of 8% on $45 million of the original principal balance, plus 12% on the cumulative reverse amortization. Since the date at which we obtained this loan, the reverse amortization has resulted in a principal increase of $8.5 million.

*	These mortgage loans are collateralized by the same property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2011, we successfully restructured a $203.4 million mortgage loan and extended the maturity date from December 2011 to March 2014. There is also a one-year extension option subject to the satisfaction of certain conditions. The restructuring provides for a new interest rate of LIBOR plus 4.5% with no LIBOR floor. At the closing of the restructuring, we paid down the loan by $25.0 million to $178.4 million.

In addition, we are engaged in negotiations with the existing lenders to restructure and extend the $167.2 million non-recourse portfolio mortgage loan that matures in May 2012. On a parallel path, the Company is also in discussions with third party lenders to refinance this loan.

In September 2011, we obtained a new $105.0 million senior credit facility which matures September 2014 with a one-year extension option and replaces our previous credit line that was scheduled to mature in April 2012. The new credit facility provides for a three-year revolving line of credit priced at 275 to 350 basis points over LIBOR or Base Rate, as defined in the agreement, which is the same as our previous credit line. The new credit facility includes the opportunity to expand the borrowing capacity by up to $45.0 million to an aggregate size of $150.0 million upon a request by us and the consent of each lender, provided there is no default or event of default and each representation and warranty made or deemed made by us remains true and correct in all material respects on the effective date of such increase. The previous credit line was repaid in full in July 2011. The financial covenant tests with respect to fixed charge coverage ratio and leverage tests are similar to our previous credit line.

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

Effective April 1, 2010, we completed the modification of the $156.2 million mortgage loan secured by two hotel properties in Washington D.C. and La Jolla, California. Pursuant to the modified loan agreement, we obtained the full extension of the loan to August 2013 without any extension tests in exchange for a $5.0 million paydown. We paid $2.5 million of the paydown amount at closing, and the remaining $2.5 million is payable quarterly in four consecutive installments of $625,000 each with the installments due and paid on July 1 and October 1, 2010, January 1, 2011 and April 1, 2011. We paid a modification fee of $1.5 million in lieu of future extension fees. The modification also modifies covenant tests to minimize the likelihood of additional cash being trapped.

In March 2010, we elected to stop making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut. After negotiating with the special servicer, in May 2011, we obtained a three-year extension on this loan to May 2014. We paid $1.0 million at closing for the principal and interest through May 1, 2011 to bring the loan current, a 1.25% extension fee and certain deposits pursuant to the modification agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of indebtedness of our continuing operations as of December 31, 2011 for each of the five following years are as follows (in thousands):

2012	$196,243
2013	171,196
2014	334,241
2015	407,030
2016	275,923
Thereafter	977,825

Total	$2,362,458

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In the event of default, we are subject to restrictions on incurring additional indebtedness, limitations on investments, limitations on dividends and other payments in respect of capital stock. The assets of certain of our subsidiaries listed on Exhibit 21.2 of this filing are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Hospitality Trust, Inc. or our operating partnership, Ashford Hospitality Limited Partnership and the liabilities of such subsidiaries do not constitute the obligations of Ashford Hospitality Trust, Inc. or Ashford Hospitality Limited Partnership. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of December 31, 2011, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the applicable agreement. At December 31, 2011, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was an asset of $37.9 million related to the interest rate derivatives.

In May 2011, we swapped $1.18 billion of our existing floating-rate debt (including our 71.74% of the floating rate debt of the PIM Highland JV) to a fixed one-month LIBOR rate of 0.2675%. The swap was effective from June 13, 2011 and terminated on January 13, 2012. There was no upfront cost to us for entering into this swap other than customary transaction costs. We made swap interest payments totaling $302,000 under the agreement that is included in “Other income” in the accompanying consolidated statements of operations.

10.   Derivative Instruments and Hedging

Interest Rate Derivatives – We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our debt as a way to potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. The interest rate derivatives include interest rate swaps, caps, flooridors and corridors. All these derivatives are subject to master netting settlement arrangements. To mitigate the nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2011, we entered into an interest rate swap agreement for a notional amount of $1.18 billion to convert our existing floating-rate debt (including our 71.74% of the floating rate debt of the PIM Highland JV) to a fixed one-month LIBOR rate of 0.2675%. The swap was effective from June 13, 2011 and terminated on January 13, 2012. There was no upfront cost to us for entering into this swap other than customary transaction costs.

In October 2010, we converted our $1.8 billion interest rate swap into a fixed rate swap of 4.09%, resulting in locked-in annual interest savings of approximately $31.5 million through March 2013 at no cost to us. Under the previous swap, which we entered into in March 2008 and which expires in March 2013, we received a fixed rate of 5.84% and paid a variable rate of LIBOR plus 2.64%, subject to a LIBOR floor of 1.25%. Under the terms of the new swap transaction, we will continue to receive a fixed rate of 5.84%, but will pay a fixed rate of 4.09%.

Since 2008, in order to take advantage of the declining LIBOR rates, we entered into various flooridors with notional amounts totaling $11.7 billion and maturing between December 2010 and December 2011 for a total cost of $40.6 million. Income from these derivatives totaling $38.9 million, $28.1 million and $16.7 million was recognized in 2011, 2010 and 2009, respectively.

During 2011 and 2010, we entered into interest rate caps with total notional amounts of $365.3 million and $370.6 million, respectively, to cap the interest rates on our mortgage loans with maturities between May 2012 and March 2014, and strike rates between 4.0% and 6.25%, for total costs of $97,000 and $75,000, respectively. These interest rate caps were designated as cash flow hedges. At December 31, 2011 and 2010, our floating interest rate mortgage loans, including mortgage loans of assets held for sale, with total principal balances of $365.3 million and $588.2 million, respectively, were capped by interest rate hedges.

The cost basis of interest rate derivatives for federal income tax purposes was approximately $340,000 as of December 31, 2011.

Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer of protection in exchange for payments of an annual premium. If there is a default or a loss, as defined in the credit default swap agreements, on the underlying bonds, then the buyer of protection, is protected against those losses. The only liability for us, the buyer of protection, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For the CMBX trades that we have completed, we were the buyer of protection in all trades. The credit default swaps are subject to master netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in the market value of the credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in the market value is over $250,000. As of December 31, 2011, the credit default swap had a net carrying value of a liability of $2,000 that is included in “Liabilities associated with investments in securities and other” in the consolidated balance sheets, and since inception we have recognized an unrealized loss of $1.3 million that is included in “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment in Securities and Other – During the second quarter of 2011, our Board of Directors authorized the formation of a subsidiary to invest in public securities, including stocks, put and call and other options. The put and call and other option transactions are considered derivatives. At December 31, 2011, we had investments in these derivatives totaling $1.0 million and liabilities of $486,000.

11.   Fair Value Measurements

Fair Value Hierarchy – Our financial instruments measured at fair value either on a recurring or a non-recurring basis are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs in the market place as discussed below:

—

Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets.

—

Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

—

Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability.

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. The fair values of interest rate caps, floors, flooridors and corridors are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rates of the floors or rise above the strike rates of the caps. The variable interest rates used in the calculation of projected receipts and payments on the swaps, caps, and floors are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (the Level 2 inputs). We also incorporate credit valuation adjustments (the Level 3 inputs) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.

The fair value of the credit default swaps is obtained from a third party who publishes various information including the index composition and price data (the Level 2 inputs). The fair value of the credit default swaps does not contain credit-risk related adjustments as the change in the fair value is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty.

The fair value of investments in securities and other and liabilities associated with investments in securities and other, including stocks, put and call options and other are carried at fair market value based on their closing prices (the level 1 inputs).

We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2011, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.28% to 0.54% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values of the hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter- party and Cash Collateral Netting		Total
December 31, 2011:
Assets
Derivative assets:
Interest rate derivatives – non-hedge	$—	$59,397	$—	$—		$59,397	(1)
Interest rate derivatives – hedge	—	12	—	—		12	(1)
Call options and other	1,011	—		—		1,011	(2)

	1,011	59,409	—	—		60,420
Non-derivative assets:
Equity securities	20,363	—	—	—		20,363	(2)

Total	21,374	59,409	—	—		80,783

Liabilities
Derivative liabilities:
Interest rate derivatives – non-hedge	—	(21,491)	—	—		(21,491	)(1)
Credit default swaps	—	6,855	—	(6,857	)(4)	(2	)(3)
Short equity put options	(71)	—	—	—		(71	)(3)
Short equity call options	(415)	—	—	—		(415	)(3)
Non-derivative liabilities:
Margin account balance	(1,758)	—	—	—		(1,758	)(3)

Total	(2,244)	(14,636)	—	(6,857)		(23,737)

Net	$19,130	$44,773	$—	$(6,857)		$57,046

December 31, 2010:
Assets
Derivative assets:
Interest rate derivatives – non-hedge	$—	$132,737	$—	$—		$132,737
Interest rate derivatives – hedge	—	3	—	—		3
Liabilities
Derivative liabilities:
Interest rate derivatives – non-hedge	—	(25,873)	—	—		(25,873)

Net	$—	$106,867	$—	$—		$106,867	(1)

(1)	Reported net as “Derivative assets” in the consolidated balance sheets.
(2)	Reported as “Investments in securities and other” in the consolidated balance sheets.
(3)	Reported as “Liabilities associated with investments in securities and other” in the consolidated balance sheets.
(4)	Represents cash collateral posted by our counterparty.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$—	$(17,972)	$(17,080)
Total unrealized (loss) gain included in earnings	—	(2,042)	5,589
Total unrealized loss included in other comprehensive income	—	—	(127)
Total loss reclassified to interest expense	—	—	(33)
Purchases	—	—	162
Assets transferred into Level 3 still held at the reporting date (1)	—	—	73,922
Assets/liabilities transferred out of Level 3 and terminated during the year	—	16,400	—
Assets/liabilities transferred out of Level 3 still held at the reporting date (1)	—	3,614	(80,405)

Balance at end of period	$—	$—	$(17,972)

(1)	Transferred in/out of Level 3 because the unobservable inputs used to determine the fair value at the period-end were more/less than 10% of the total valuation of these derivatives.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations

The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statement of operations (in thousands):

	Gain or (Loss) Recognized in Income					Interest Savings or (Cost) Recognized in Income			Reclassified from Accumulated OCI into Interest Expense
	Year Ended December 31,					Year Ended December 31,			Year Ended December 31,
	2011		2010	2009		2011	2010	2009	2011	2010	2009
Assets
Derivative assets:
Interest rate derivatives	$(73,227)		$(737)	$(30,977)		$92,846	$77,479	$68,380	$603	$633	$206
Call options and other	(786)		—	—		—	—	—	—	—	—

	(74,013)		(737)	(30,977)		92,846	77,479	68,380	603	633	206
Non-derivative assets:
Equity securities	229		—	—		—	—	—	—	—	—

Total	(73,784)		(737)	(30,977)		92,846	77,479	68,380	603	633	206

Liabilities
Derivative liabilities:
Interest rate derivatives	4,258		13,021	(805)		(22,273)	(14,573)	(16,098)	—	—	—
Credit default swaps	(1,348)		—	—		—	—	—	—	—	—
Short equity put options	(1,277)		—	—		—	—	—	—	—	—
Short equity call options	89		—	—		—	—	—	—	—	—

Total	1,722		13,021	(805)		(22,273)	(14,573)	(16,098)	—	—	—
Non-derivative liabilities:
Short equity securities	375		—	—		—	—	—	—	—	—

Total	2,097		13,021	(805)		(22,273)	(14,573)	(16,098)	—	—	—

Net	$(71,687)		$12,284	$(31,782)		$70,573	$62,906	$52,282	$603	$633	$206

Total combined
Interest rate derivatives	$(68,969)		$12,284	$(31,782)		$70,573	$62,906	$52,282	$603	$633	$206
Credit default swaps	(1,317)		—	—		—	—	—	—	—	—

Total derivatives	(70,286	)(1)	12,284 (1)	(31,782	)(1)	70,573 (2)	62,906 (2)	52,282 (2)	603	633	206
Unrealized loss on investments in securities and other	(391	)(3)	—	—		—	—	—	—	—	—
Realized loss on investments in securities and other	(1,010	)(4)	—	—		—	—	—	—	—	—

Net	$(71,687)		$12,284	$(31,782)		$70,573	$62,906	$52,282	$603	$633	$206

(1)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.
(2)	Included in “Other income” in the consolidated statements of operations.
(3)	Reported as “Unrealized loss on investments” in the consolidated statements of operations.
(4)	Included in “Other income” in the consolidated statements of operations.

In 2011, 2010 and 2009, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income totaled $525,000, $497,000 and $(28,000), respectively.

During the next twelve months, we expect $31,000 of accumulated comprehensive loss will be reclassified to interest expense.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Summary of Fair Value of Financial Instruments

Financial Instruments Measured at Fair Value on a Recurring basis

The carrying amounts and estimated fair values of financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investments in securities and other	$21,374	$21,374	$—	$—
Derivative assets	$37,918	$37,918	$106,867	$106,867
Liabilities associated with investments in securities and other	$2,246	$2,246	$—	$—

Investments in securities and other. Investments in securities and other consist of a margin account balance, public equity securities, and put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet date. See Notes 2, 10, and 11 for a complete description of the methodology and assumptions utilized in determining the fair values.

Derivative assets and Liabilities associated with investments in securities and other. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of Ashford and the counterparties. Fair value of the credit default swap derivatives is obtained from a third party who publishes the CMBX index composition and price data. Fair value of liabilities associated with investments in securities and other is determined based on the quoted market closing prices at the balance sheet date. See Notes 2, 10, and 11 for a complete description of the methodology and assumptions utilized in determining the fair values.

Financial Instruments Not Measured at Fair Value

Some of our financial instruments are not measured at fair value on a recurring basis. Determining the estimated fair values of certain financial instruments such as notes receivable and indebtedness requires considerable judgment to interpret market data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments not measured at fair value were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$167,609	$ 167,609	$217,690	$ 217,690
Restricted cash	$84,069	$ 84,069	$67,666	$ 67,666
Accounts receivable	$28,623	$ 28,623	$27,493	$ 27,493
Notes receivable	$11,199	$11,715 to $12,947	$20,870	$6,756 to $7,467
Due from third-party hotel managers	$62,747	$ 62,747	$49,135	$ 49,135
Financial liabilities:
Indebtedness of continuing operations	$2,362,458	$2,180,027 to $2,409,503	$2,518,164	$2,082,207 to $2,301,387
Indebtedness of discontinued operations	$—	$ —	$50,619	$44,587 to $49,281
Accounts payable and accrued expenses	$82,282	$ 82,282	$79,248	$ 79,248
Dividends payable	$16,941	$ 16,941	$7,281	$ 7,281
Due to related party	$2,569	$ 2,569	$2,400	$ 2,400
Due to third-party hotel managers	$1,602	$ 1,602	$1,870	$ 1,870

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments.

Accounts receivable, accounts payable and accrued expenses, dividends payable, due to/from related party, and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments.

Notes receivable. Fair value of the notes receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes at December 31, 2011 and 2010. We estimated the fair value of the notes receivable to be approximately 4.6% to 15.6% higher than the carrying value of $11.2 million at December 31, 2011, and approximately 64.2% to 67.6% lower than the carrying value of $20.9 million at December 31, 2010.

Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable rate instruments, cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the December 31, 2011 and 2010 indebtedness valuations, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the total indebtedness to be approximately 92.3% to 102.0% of the carrying value of $2.4 billion at December 31, 2011, and approximately 82.7% to 91.4% of the carrying value of $2.6 billion at December 31, 2010.

13.	Commitments and Contingencies

Restricted Cash – Under certain management and debt agreements for our hotel properties existing at December 31, 2011, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.

Franchise Fees – Under franchise agreements for our hotel properties existing at December 31, 2011, we pay franchisor royalty fees between 2.5% and 7.3% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2013 and 2030. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

For the years ended December 31, 2011, 2010, and 2009, our continuing operations incurred franchise fees of $28.1 million, $24.4 million, and $23.4 million, respectively, which are included in other expenses in the accompanying consolidated statements of operations.

Management Fees – Under management agreements for our hotel properties existing at December 31, 2011, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3% of gross revenues, or in some cases 1.5% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2012 through 2028, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.

Leases – We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2084, including four ground leases and one air lease related to our hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 2011, 2010 and 2009, our continuing operations recognized rent expense of $4.8 million, $5.1 million and $5.8 million, respectively, which included contingent rent of $891,000, $1.2 million and $1.6 million, respectively. Rent expense related to continuing operations is included in other expenses in the consolidated statements of operations. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

2012	$3,737
2013	3,397
2014	3,077
2015	3,028
2016	3,013
Thereafter	112,192

Total	$128,444

At December 31, 2011, we had capital commitments of $36.9 million relating to general capital improvements that are expected to be paid in the next 12 months.

Employment Agreements – Our employment agreements with certain executive officers provide for minimum annual base salaries, other fringe benefits, and non-competition clauses as determined by the Board of Directors. The employment agreements terminated on December 31, 2011, with automatic one-year renewals, unless terminated by either party upon six months’ notice, subject to severance provisions.

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

Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2008 through 2011 remain subject to potential examination by certain federal and state taxing authorities. In 2009 and 2010, the Internal Revenue Service (IRS) audited one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. In September 2010, the IRS issued a notice of proposed adjustment based on Internal Revenue Code (IRC) Section 482 that reduced the amount of rent we charged to the taxable REIT subsidiary. We own a 75% interest in the hotel properties and the taxable REIT subsidiary at issue. We strongly disagreed with the IRS’ position and in October 2010, we filed a written protest with the IRS and requested an IRS Appeals Office conference, which was eventually granted, but later postponed due to the REIT IRS audit discussed below. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consistent with arm’s length terms as required by applicable Treasury regulations. If the IRS were to prevail in its proposed adjustment, our taxable REIT subsidiary would owe approximately $1.1 million of additional U.S. federal income taxes plus possible additional state income taxes of $199,000, net of federal benefit. However, in August 2011, the IRS commenced an audit of our REIT for the tax year ended December 31, 2007. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the September 2010 TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm’s length rate. If the IRS were to prevail in this adjustment, our REIT would owe approximately $5.1 million of U.S. federal excise taxes. If the IRS chooses to pursue the REIT 100% excise tax case over the TRS IRC Section 482 case, the excise taxes assessed on the REIT would be in lieu of the TRS adjustment. In December 2011, we filed a written protest with the IRS in regards to the REIT adjustment and an updated written protest in regards to the IRS IRC Section 482 adjustment. In addition, we requested, and the IRS agreed, that the IRS Appeals Office review both the REIT case and the TRS case simultaneously and we anticipate this will occur after the first quarter of 2012. We believe the IRS transfer pricing methodologies applied in the audit contain flaws and that the IRS adjustment to the rent charges is inconsistent with the U.S. federal tax laws related to REITs and true leases. We believe we will prevail in the eventual settlement of the audit and that the settlement will not have a material adverse effect on our financial condition and results of operations. U.S federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. Hence, the statute of limitations for the tax returns for the 2007 tax year for both the TRS and the REIT were due to expire on September 15, 2011. As a result, the IRS in 2011, prior to this expiration date, requested that we agree to extend the assessment statute of limitations to December 31, 2012 for both the TRS and the REIT. We consented to the extensions of time in order to obtain additional time to prepare our written protests and request an appeals conference for both the IRS and the REIT case. In addition, the IRS commenced audits of the same TRS for the tax years ended December 31, 2008 and 2009, in May 2011 and July 2011, respectively, and has indicated that it will also commence audits of the REIT for the same periods. During 2010, the Canadian taxing authorities selected our TRS subsidiary that leased our one Canadian hotel for audit for the tax years ended December 31, 2007, 2008 and 2009. The Canadian hotel was sold in June 2008 and the TRS ceased activity in Canada at that time. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition. We have concluded that the positions reported on the tax returns under audit by the IRS are solely on their technical merits, more-likely-than-not to be sustained upon examination.

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

Potential Pension Liabilities – Certain employees at one of our hotel properties at the time of our acquisition of such hotel property in 2006 were unionized and covered by a multiemployer defined benefit pension plan. At acquisition of such hotel property, there were no unfunded pension liabilities. Subsequent to our acquisition, the employees at the hotel, which are employees of the hotel manager, elected to decertify from the union. At the time of this election by employees to decertify, the union has indicated there may be unfunded pension liabilities. The union filed a complaint with the National Labor Relations Board seeking, among other things, to overturn the decertification election. Pending the final determination of the decertification suit, including appeals, the pension fund entered into a settlement agreement with the hotel manager providing that (a) the hotel manager will continue to make pension fund payments pursuant to the collective bargaining agreement, and (b) if the union loses the suit, hotel manager will have an unfunded pension liability equal to the difference between $1.7 million and the total amount of pension payments made by the hotel manager following the settlement agreement, which liability is payable in annual installments of $84,000 until the 20th year following the settlement agreement. We have agreed to indemnify the hotel manager for the payment of the unfunded pension liability as set forth in the settlement agreement. As of December 31, 2011, we have accrued $19,000 for the potential unfunded liabilities.

14.	Series B-1 Convertible Redeemable Preferred Stock

At December 31, 2010, we had 7.2 million outstanding shares of Series B-1 cumulative convertible redeemable preferred stock. Series B-1 preferred stock was convertible at any time, at the option of the holder, into our common stock by dividing the preferred stock carrying value by the conversion price then in effect, which was $10.07, subject to certain adjustments, as defined. Series B-1 preferred stock was redeemable for cash at our option at the liquidation preference, which is set at $10.07. In 2010, 200,000 shares of our Series B-1 preferred stock with a carrying value of $2.0 million were converted to common shares, pursuant to the terms of the Series B-1 preferred stock. Series B-1 preferred stock was also redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events occur. Due to these redemption features that were not under our control, the preferred stock was classified outside of permanent equity. Series B-1 preferred stock holders were entitled to vote, on an as-converted basis voting as a single class together with common stock holders, on all matters to be voted on by our shareholders.

In May 2011, we redeemed 5.9 million shares of the outstanding Series B-1 preferred shares at $12.4656 per share, or a total of $73.0 million, with the proceeds from issuance of 3.35 million shares of our 9% Series E cumulative preferred stock. The remaining 1.4 million outstanding shares were converted to 1.4 million shares our common stock, which was treated as a dividend of $17.4 million to the Series B-1 preferred shareholder in accordance with the applicable accounting guidance. During 2011, 2010 and 2009, we declared dividends of $1.4 million, $4.1 million and $4.2 million, respectively, to holders of the Series B-1 preferred stock.

15.	Redeemable Noncontrolling Interests in Operating Partnership

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

Beginning in 2008, we started issuing LTIP units to certain executives and employees as compensation. These units have vesting periods ranging from three to five years. Upon vesting, each LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at our election, settled in our common stock. Since 2008, we have issued 4.4 million LTIP units. As of December 31, 2011, all but 1.2 million of the LTIP units issued in May 2011 had reached full economic parity with the common units and are convertible into common partnership units. All the LTIP units issued had an aggregate value of $41.4 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $9.2 million, $2.9 million and $983,000 was recognized for 2011, 2010 and 2009, respectively. The unamortized value of the LTIP units was $27.3 million at December 31, 2011, which will be amortized over periods from 0.7 year to 4.2 years. During 2011, we declared cash distributions of $377,000, or $0.40 per unit, related to the vested LTIP units. These distributions were recorded as a reduction of redeemable noncontrolling interests in operating partnership. No distributions were declared for 2010 and 2009.

For the 2011 and 2010 redemptions, 100,000 and 455,000 units with fair value of $1.0 million and $3.7 million were converted to common shares at our election. For the 2010 and 2009 redemptions, 719,000 units and 110,000 units with fair value of $5.3 million and $464,000 were redeemed for cash at our election at an average price of $7.39 and $4.20 per unit, respectively.

Redeemable noncontrolling interests in our operating partnership as of December 31, 2011 and 2010 were $112.8 million and $126.7 million, which represented ownership of 17.5% and 15.9% in our operating partnership, respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2011 and 2010 had adjustments of $66.4 million and $72.3 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. The carrying value of the redeemable noncontrolling interests at December 31, 2011 also included a $6.7 million reclassification to equity of the historical accumulated costs of unvested LTIP units. For 2011, 2010 and 2009, we allocated net loss of $2.8 million, $8.4 million and $37.7 million to these redeemable noncontrolling interests, respectively. A summary of the activity of the operating partnership units is as follow (in thousands):

	Year Ended December 31,
	2011	2010	2009
Units outstanding at beginning of year	14,195	14,283	14,393
Units issued	2,222	1,086	—
Units redeemed for cash of $5,314 in 2010 and $464 in 2009	—	(719)	(110)
Units converted to common shares	(100)	(455)	—

Units outstanding at end of year	16,317	14,195	14,283

Units convertible/redeemable at end of year	12,895	12,475	13,227

16.	Equity

At-the-Market Preferred Stock Offering – In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million. No shares of our preferred stock have sold under this program as of the date of this report.

Reissuance of treasury stock – In July 2011, we reissued 7.0 million shares of our treasury stock at a gross price of $12.50 per share. We received net cash proceeds of $83.2 million. In December 2010, we reissued 7.5 million shares of our treasury stock at a gross price of $9.65 per share and received net proceeds of approximately $70.4 million. In January 2011, an underwriter purchased an additional 300,000 shares of our common shares through the partial exercise of the underwriter’s 1.125 million share over-allotment option and we received net proceeds of $2.8 million. The net proceeds received from the reissuance were used to repay a portion of our outstanding borrowings under our senior credit facility and for other general corporate purposes.

At December 31, 2011 and 2010, there were 124.9 million and 123.4 million shares of common stock issued, and 68.0 million and 59.0 million shares outstanding, respectively.

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

In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold during 2010 and 2011. Proceeds from the ATM program, to the extent the program is utilized, are expected to be used for general corporate purposes including investments and reduction of debt.

Stock Repurchases – Beginning in November 2007, our Board of Directors has authorized management to purchase our common shares from time to time on the open market and in December 2008, we completed all of the $125.0 million repurchases authorized in 2007 and 2008. In January 2009, the Board of Directors approved an additional $200 million authorization under the same repurchase plan (excluding fees, commissions and all other ancillary expenses) and expanded the plan to include: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. In February 2010, the Board of Directors expanded the repurchase program further to include the potential repurchase of units of our operating partnership. As of June 2010, we ceased all repurchases under this plan indefinitely. In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in our repurchase plan authority from $58.4 million to $200 million (excluding fees, commissions and all other ancillary expenses). Under this plan, the board has authorized: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and/or (ii) discounted purchases of our outstanding debt obligations, including debt secured by our hotel assets. We intend to fund any repurchases or discounted debt purchases with the net proceeds from asset sales, cash flow from operations, existing cash on the balance sheet, and other sources. As of December 31, 2011, no shares of our common or preferred stock have been repurchased under the share repurchase program since its reinstatement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total shares repurchased on the open market are summarized as follows (in thousands, except per share amounts):

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Total Number of Shares	Aggregate Purchase Price	Average Price Per Share	Total Number of Shares	Aggregate Purchase Price	Average Price Per Share
Common Stock	7,158	$45,087	$6.30	30,058	$81,329	$2.71
Series A Preferred	—	$—	$—	697	$5,338	$7.65
Series D Preferred	—	$—	$—	727	$5,318	$7.31

In addition, we acquired 33,406 shares, 47,403 shares and 374 shares of our common stock in 2011, 2010 and 2009, respectively, to satisfy employees’ statutory minimum federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan. Included in the 56.9 million and 64.4 million shares of treasury stock at December 31, 2011 and 2010, 853,000 shares were purchased under a deferred compensation plan that will be settled in our shares.

Preferred Stock – In accordance with Ashford’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series A cumulative preferred stock, Series D cumulative preferred stock, and Series E cumulative preferred stock.

Series A Preferred Stock. At December 31, 2011 and 2010, we had 1.5 million outstanding shares of 8.55% Series A cumulative preferred stock. Series A preferred stock has no maturity date, and we are not required to redeem these shares at any time. After September 22, 2009, Series A preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, Series A preferred stock holders have no voting rights.

Series D Preferred Stock. In September 2010, we completed the offering of 3.3 million shares of our 8.45% Series D Cumulative Preferred Stock at a gross price of $23.178 per share, and we received net proceeds of $72.2 million after underwriting fees and other costs and an accrued dividend of $1.6 million. The proceeds from the offering, together with some corporate funds, were used to pay down $80.0 million of our senior credit facility. At December 31, 2011 and 2010, we had 9.0 million shares of Series D preferred stock outstanding. Series D preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to July 18, 2012, Series D preferred stock is not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event the Series D stock ceases to be listed on an exchange and we cease to be subject to the reporting requirements of the Securities Exchange Act, as described in Ashford’s charter. However, on and after July 18, 2012, Series D preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.11 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D preferred stock holders have no voting rights.

Series E Preferred Stock. In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of our 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $80.8 million after underwriting fees. Of the net proceeds from the offering, $73.0 million was used to redeem 5.9 million

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of the total 7.3 million shares of our Series B-1 convertible preferred stock outstanding. The remaining proceeds were used for other general corporate purposes. The remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock.

In October 2011, we issued and sold an additional 1.3 million shares of our 9.00% Series E Cumulative Preferred Stock at a price of $23.47 per share, in an underwritten public offering pursuant to an effective registration statement. We received net proceeds of $28.9 million after underwriting fees. The proceeds from the offering may be used for general corporate purposes, including, without limitation, repayment of debt or other maturing obligations, financing future hotel related investments, capital expenditures and working capital. A portion of the proceeds may also be used for repurchasing shares of our common stock under our existing repurchase program. The Series E preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to April 18, 2016, Series E preferred stock is not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event a change of control occurs. If we choose not to redeem the Series E shares upon a change of control, each holder of Series E preferred stock can convert their shares into shares of our common stock based on a formula specified in the agreement However, on and after April 18, 2016, Series E preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series E preferred stock quarterly dividends are set at the rate of 9.00% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.25 per share). In general, Series E preferred stock holders have no voting rights.

Dividends – A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Common stock related:
Common shares	$25,652	$—	$—

Preferred stocks:
Series A preferred stock	3,180	3,180	3,180
Series D preferred stock	18,940	13,871	11,971
Series E preferred stock	6,019	—	—

Total dividends declared	$53,791	$17,051	$15,151

Noncontrolling Interests in Consolidated Joint Ventures – Noncontrolling joint venture partners had ownership interests ranging from 15% to 25% in four hotel properties at December 31, 2011, with total carrying value of $16.4 million, and 11% to 25% in six hotel properties at December 31, 2010, with total carrying value of $16.7 million. Through December 1, 2011, the hotel property held by a joint venture in which we previously had an ownership interest of 89% was leased on a triple-net lease basis to a third-party tenant. Rental income from this operating lease is included in the consolidated results of operations for the period from January 1, 2011 through December 1, 2011. Effective December 2, 2011, we acquired the remaining 11% ownership interest from our joint venture partner at no cost to us. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations since December 2, 2011. We recognized a gain of $9.7 million for this transaction, consisting of the assignment of an $8.1 million note receivable and an agreement to retain $1.6 million of security deposits that were originally refundable, which is included in “Other income” in the consolidated statements of operations.

Income from consolidated joint ventures attributable to these noncontrolling interests was $610,000 for 2011. Loss from consolidated joint ventures attributable to these noncontrolling interests was $1.7 million and $765,000 for 2010 and 2009, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Impairment Charges

Investment in Hotel Properties – At December 31, 2010, the Hilton hotel property in Tucson, Arizona had a reasonable probability of being sold. Based on our assessment of the expected purchase price obtained from potential buyers (a level 3 measure), we recorded an impairment charge of $39.9 million. This hotel property had a carrying value of $22.8 million and $22.2 million at December 31, 2011 and 2010.

Notes Receivable – We evaluated the collectability of the mezzanine loan secured by 105 hotel properties maturing in April 2011, and weighted different probabilities of outcome from full payment at maturity to a foreclosure by the senior lender. Based on this analysis, we recorded an impairment charge of $7.8 million on December 31, 2010.

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

Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by the Four Seasons hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. We discontinued recording interest on this note beginning in October 2008. In 2009, we recorded an impairment charge to fully reserve this note receivable. In May 2010, the senior mortgage lender foreclosed on the loan. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at December 31, 2011.

The borrower of a $4.0 million junior participation loan collateralized by the Sheraton hotel property in Dallas, Texas due in July 2009 has been in default since May 11, 2009. Based on a third-party appraisal, it was unlikely that we would be able to recover our full investment due to our junior status. As a result, we recorded a valuation allowance for the full amount of the note receivable during 2009. In February 2010, we and the senior note holder of the participation note receivable formed Redus JV for the purposes of holding, managing or disposing of the Sheraton hotel property in Dallas, Texas, which collateralized our $4.0 million principal amount junior participating note receivable. We had an 18% subordinated ownership interest in Redus JV that was carried at no value. This hotel was sold in May 2011, but due to our subordinated status, we did not receive any proceeds from the sale, and no gain or loss was recognized.

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

The following table summarizes the changes in allowance for losses for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance at beginning of period	$16,875	$148,679	$—
Impairment charges	—	8,691	149,285
Valuation adjustments (credits to impairment charges)	(4,841)	(2,216)	(606)
Charge-offs	(3,323)	(138,279)	—

Balance at end of period	$8,711	$16,875	$148,679

Discontinued Operations – As fully discussed in Note 6, we recorded impairment charges on hotel properties included in discontinued operations of $6.2 million, $35.7 million and $70.2 million in 2011, 2010 and 2009, respectively, to write down those properties to their estimated fair values less cost to sell.

18.	Stock-Based Compensation

Under the 2011 Restated 2003 Stock Incentive Plan approved by shareholders, we are authorized to grant 7.8 million restricted shares of our common stock as incentive stock awards. In 2011, shareholders approved the 2011 Stock Incentive Plan in the annual shareholders meeting, under which we are authorized to grant 5.8 million restricted shares as incentive stock awards. At December 31, 2011, 4.6 million shares were available for future issuance under these plans. A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2011		2010		2009
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	1,387	$4.91	1,589	$4.60	991	$10.96
Restricted shares granted	285	$11.39	468	$7.08	1,100	$1.84
Restricted shares vested	(761)	$5.82	(655)	$5.72	(502)	$11.10
Restricted shares forfeited	(11)	$7.88	(15)	$4.51	—	$—

Outstanding at end of year	900	$6.14	1,387	$4.91	1,589	$4.60

At December 31, 2011, the outstanding restricted stock had vesting schedules between January 2012 and January 2016. Stock-based compensation expense of $3.2 million, $4.1 million and $4.0 million was recognized for the years ended December 31, 2011, 2010 and 2009, respectively. The restricted stock vested during 2011 had a fair value of $8.2 million at the date of vesting. At December 31, 2011, the unamortized cost of the unvested shares of restricted stock was $3.8 million which will be amortized over a period of 4.0 years. The outstanding restricted shares had an aggregate intrinsic value of $7.2 million.

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

Employee Savings and Incentive Plan (ESIP) – Our ESIP, a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. We match 25% of the first 10% each employee contributes. Employee contributions vest immediately whereas company contributions vest 25% annually. For the years ended December 31, 2011, 2010 and 2009, we incurred matching expenses of $5,000, $4,000 and $-0-, respectively.

401(k) Plan – Effective January 1, 2006, we established our 401(k) Plan, a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute subject to IRS imposed limitations, to various investment funds. We make matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. However, company matching only occurs in either the 401(k) Plan or the ESIP, as directed by the participant. Participant contributions vest immediately whereas company matches vest 25% annually. For the years ended December 31, 2011, 2010 and 2009, we incurred matching expense of $202,000, $162,000, and $-0-, respectively.

Deferred Compensation Plan – Effective January 1, 2008, we established a nonqualified deferred compensation plan for certain executive officers. The plan allows participants to defer up to 100% of their base salary, bonus and stock awards and select an investment fund for measurement of the deferred compensation liability. We recorded losses of $81,000 and $27,000 in 2010 and 2009, respectively, for the change in cash surrender value of the life insurance policy where deferred funds were invested. In addition, as a result of the change in market value of the investment fund, an additional compensation expense of $11,000 and $387,000 was recorded for 2010 and 2009, respectively. In November 2010, we surrendered the life insurance policy that indexed the deferred compensation plan.

20.	Income Taxes

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

At December 31, 2011, all of our 96 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income (loss) of $18.8 million, $21.8 million and $(27.4) million for the years ended December 31, 2011, 2010 and 2009, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax (expense) benefit at federal statutory income tax rate of 35%	$(8,723)	$(8,507)	$660
State income tax (expense) benefit, net of federal income tax benefit	(1,278)	(1,228)	48
Permanent differences	(142)	(130)	(149)
State and local income tax benefit (expense) on pass-through entity subsidiaries	(114)	825	(123)
Gross receipts and margin taxes	40	(537)	(940)
Other	(9)	(32)	(91)
Valuation allowance	8,606	9,764	(913)

Income tax benefit (expense) for income from continuing operations	(1,620)	155	(1,508)
Income tax expense for income from discontinued operations	(85)	(22)	(57)

Total income tax (expense) benefit	$(1,705)	$133	$(1,565)

The components of income tax benefit (expense) from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(579)	$(100)	$(349)
State	(165)	(656)	(1,135)

Total current	(744)	(756)	(1,484)

Deferred:
Federal	(708)	85	—
State	(168)	826	(24)

Total deferred	(876)	911	(24)

Total income tax (expense) benefit	$(1,620)	$155	$(1,508)

For the years ended December 31, 2011, 2010 and 2009 income tax expense includes interest and penalties paid to taxing authorities of $9,000, $32,000 and $23,000, respectively. At December 31, 2011 and 2010, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the Texas Margin Tax) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for our business) to the profit margin, which is generally determined by total revenue less either the cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe that the authoritative accounting guidance related to income taxes applies to the Texas Margin Tax. We were required to record an income tax provision for the Texas Margin Tax of $73,000, $574,000 and $970,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2011 and 2010, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2011	2010
Allowance for doubtful accounts	$85	$160
Unearned income	155	1,234
Unfavorable management contract liability	5,431	6,407
Federal and state net operating losses	53,829	46,174
Accrued expenses	2,125	2,340
Prepaid expenses	(5,783)	(3,241)
Interest expense carryforwards	3,545	5,332
Tax property basis greater (less) than book basis	(2,704)	14,306
Tax derivatives basis greater (less) than book basis	540	(7,449)
Other	129	90

Gross deferred tax asset	57,352	65,353
Valuation allowance	(58,081)	(65,249)

Net deferred tax asset (liability)	$(729)	$104

At December 31, 2011 and 2010, we recorded a valuation allowance of $58.1 million and $65.2 million, respectively, to substantially offset our gross deferred tax asset. As a result of consolidated losses in 2011, 2010 and 2009, and the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our gross deferred tax asset will not be realized, and therefore, have provided a valuation allowance to substantially reserve against the balances. At December 31, 2011, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $133.4 million, which begin to expire in 2022, and are available to offset future taxable income, if any, through 2030. Approximately $14.2 million of the $133.4 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use. At December 31, 2011, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $153.7 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2031. The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$65,249	$73,633	$77,160
Additions charged to other	19,255	3,786	11,554
Deductions	(26,423)	(12,170)	(15,081)

Balance at end of year	$58,081	$65,249	$73,633

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Income (Loss) Per Share

The following table reconciles the amounts used in calculating basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Income (loss) attributable to common shareholders – Basic and diluted:
Income (loss) from continuing operations attributable to the Company	$6,609	$(60,158)	$(163,582)
Less: Dividends on preferred stocks	(46,876)	(21,194)	(19,322)
Less: Dividends on common stock	(25,264)	—	—
Less: Dividends on unvested restricted shares	(386)	—	—
Less: (Income) loss from continuing operations allocated to unvested shares	—	—	—

Undistributed loss from continuing operations allocated to common shareholders	$(65,917)	$(81,352)	$(182,904)

Income (loss) from discontinued operations attributable to the Company	$(4,500)	$8,418	$(86,660)
Less: (Income) loss from discontinued operations allocated to unvested shares	—	—	—

Undistributed income (loss) from discontinued operations allocated to common shareholders	$(4,500)	$8,418	$(86,660)

Income (loss) attributable to common shareholders – Basic and diluted:
Income (loss) from continuing operations distributed to common shareholders	$25,264	$—	$—
Undistributed loss from continuing operations allocated to common shareholders	(65,917)	(81,352)	(182,904)

Total distributed and undistributed loss from continuing operations	(40,653)	(81,352)	(182,904)
Total distributed and undistributed income (loss) from discontinued operations attributable to the Company	(4,500)	8,418	(86,660)

Total distributed and undistributed loss allocated to common shareholders	$(45,153)	$(72,934)	$(269,564)

Weighted average common shares outstanding	61,954	51,159	68,597

Income (loss) per share – basic and diluted:
Loss from continuing operations allocated to common shareholders per share	$(0.66)	$(1.59)	$(2.67)
Income (loss) from discontinued operations allocated to common shareholders per share	(0.07)	0.16	(1.26)

Net loss allocated to common shareholders per share	$(0.73)	$(1.43)	$(3.93)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to their anti-dilutive effect, the computation of diluted income per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2011	2010	2009
Loss from continuing operations allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$386	$—	$—
Dividends to Series B-1 Preferred Stock	18,737	4,143	4,171
Loss attributable to redeemable noncontrolling interests in operating partnership	(2,199)	(9,341)	(24,022)

Total	$16,924	$(5,198)	$(19,851)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	563	789	457
Effect of assumed conversion of Series B-1 Preferred Stock	2,509	7,414	7,448
Effect of assumed conversion of operating partnership units	15,571	14,470	13,485

Total	18,643	22,673	21,390

22.	Segment Reporting

We operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. We do not allocated corporate-level accounts to our operating segments, including transaction acquisition and contract termination costs, corporate general and administrative expenses, non-operating interest income, interest expense, amortization of loan costs, write-off of premiums, loan costs and exit fees, unrealized income (loss) on investments and derivatives, and income tax expense/benefit.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information related to our reportable segments is as follows (in thousands).

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Year Ended December 31, 2011:
Total revenues	$889,797	$—	$—	$889,797

Total hotel expenses	580,879	—	—	580,879
Property taxes, insurance and other	46,758	—	—	46,758
Depreciation and amortization	133,882	—	—	133,882
Impairment charges	—	(4,841)	—	(4,841)
Gain on insurance settlement	(2,035)	—	—	(2,035)
Transaction acquisition and contract termination costs	—	—	(793)	(793)
Corporate general and administrative	—	—	44,522	44,522

Total expenses	759,484	(4,841)	43,729	798,372

Operating income (loss)	130,313	4,841	(43,729)	91,425
Equity in earnings of unconsolidated joint venture	14,528	—	—	14,528
Interest income	—	—	85	85
Other income	—	30,000	79,524	109,524
Interest expense and amortization of loan costs	—	—	(138,547)	(138,547)
Write-off of premiums, loan costs and exit fees	—	—	(729)	(729)
Unrealized loss on investments	—	—	(391)	(391)
Unrealized loss on derivatives	—	—	(70,286)	(70,286)

Income (loss) from continuing operations before income taxes	144,841	34,841	(174,073)	5,609
Income tax expense	—	—	(1,620)	(1,620)

Income (loss) from continuing operations	$144,841	$34,841	$(175,693)	$3,989

As of December 31, 2011:
Total assets	$3,366,107	$3,610	$220,009	$3,589,726

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Year Ended December 31, 2010:
Total revenues	$837,246	$1,378	$—	$838,624

Total hotel expenses	554,645	—	—	554,645
Property taxes, insurance and other	49,389	—	—	49,389
Depreciation and amortization	132,651	—	—	132,651
Impairment charges	39,903	6,501	—	46,404
Transaction acquisition and contract termination costs	—	—	7,001	7,001
Corporate general and administrative	—	—	30,619	30,619

Total expenses	776,588	6,501	37,620	820,709

Operating income (loss)	60,658	(5,123)	(37,620)	17,915
Equity in loss of unconsolidated joint ventures	—	(20,265)	—	(20,265)
Interest income	—	—	283	283
Other income	—	—	62,826	62,826
Interest expense and amortization of loan costs	—	—	(140,609)	(140,609)
Write-off of premiums, loan costs and exit fees	—	—	(3,893)	(3,893)
Unrealized gain on derivatives	—	—	12,284	12,284

Income (loss) from continuing operations before income taxes	60,658	(25,388)	(106,729)	(71,459)
Income tax benefit	—	—	155	155

Income (loss) from continuing operations	$60,658	$(25,388)	$(106,574)	$(71,304)

As of December 31, 2010:
Total assets	$3,336,890	$40,726	$338,908	$3,716,524

Year Ended December 31, 2009:
Total revenues	$826,808	$10,876	$—	$837,684

Total hotel expenses	550,482	—	—	550,482
Property taxes, insurance and other	53,097	—	—	53,097
Depreciation and amortization	138,620	—	—	138,620
Impairment charges	—	148,679	—	148,679
Gain on insurance settlements	(1,329)	—	—	(1,329)
Corporate general and administrative	—	—	29,951	29,951

Total expenses	740,870	148,679	29,951	919,500

Operating income (loss)	85,938	(137,803)	(29,951)	(81,816)
Equity in earnings of unconsolidated joint ventures	—	2,486	—	2,486
Interest income	—	—	297	297
Other income	—	—	56,556	56,556
Interest expense and amortization of loan costs	—	—	(132,997)	(132,997)
Write-off of premiums, loan costs and exit fees	—	—	371	371
Unrealized loss on derivatives	—	—	(31,782)	(31,782)

Income (loss) from continuing operations before income taxes	85,938	(135,317)	(137,506)	(186,885)
Income tax expense	—	—	(1,508)	(1,508)

Income (loss) from continuing operations	$85,938	$(135,317)	$(139,014)	$(188,393)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2011 and 2010, all of our hotel properties were domestically located and all hotel properties securing our notes receivable were also domestically located.

23.	Related Party Transactions

We have management agreements with parties owned by our Chairman and our Chief Executive Officer. Under the agreements, we pay the related party a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) other general and administrative expense reimbursements, approved by our independent directors, including rent, payroll, office supplies, travel, and accounting. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.

At December 31, 2011, the related party managed 45 of our 96 hotels and the WorldQuest condominium properties included in continuing operations and the continuing operations incurred the following fees related to the management agreements with the a related party (in thousands):

	Year Ended December 31,
	2011	2010	2009
Property management fees, including incentive property management fees	$12,973	$11,500	$10,283
Market service fees	6,638	5,798	5,474
Corporate general and administrative expense reimbursements	4,281	4,665	4,589

Total	$23,892	$21,963	$20,346

Management agreements with the related party include exclusivity clauses that require us to engage such related party, unless our independent directors either (i) unanimously vote to hire a different manager or developer or (ii) by a majority vote elect not to engage such related party because either special circumstances exist such that it would be in the best interest of our Company not to engage such related party, or, based on the related party’s prior performance, it is believed that another manager or developer could perform the management, development or other duties materially better.

Upon formation, we also agreed to indemnify certain related parties, including our Chairman and Chief Executive Officer, who contributed hotel properties in connection with our initial public offering in exchange for operating partnership units, against the income tax such related parties may incur if we dispose of one or more of those contributed properties under the terms of the agreement.

In addition, at December 31, 2011, the related party also managed 19 of the 28 hotels held by the PIM Highland JV in return for a base management fee of 3% of gross revenues, and an incentive management fee equal to the lesser of 1% of gross revenues or the amount by which Actual House Profit exceeds House Profit set forth in the Annual Operating Budget, as defined. During 2011, the related party received from PIM Highland JV a base management fee of $4.8 million, $1.1 million incentive management fee, $1.6 million of market service fees, including purchasing, design and construction management, and $2.5 million of corporate general and administrative expense reimbursements.

24.	Concentration of Risk

Our investments are all concentrated within the hotel industry. Our investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, and invest in other

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of our hotels are located domestically. During 2011, approximately 18.5% of our total hotel revenue was generated from 11 hotels located in the Washington D.C. and Baltimore areas. In addition, all hotels securing our loans receivable are also located domestically at December 31, 2011. Our remaining mezzanine loan is collateralized by income-producing real property. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to shareholders.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2011, our exposure risk related to our derivative contracts totaled $37.9 million and the counterparties are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $105.0 million available under our credit facility is spread among a diversified group of investment grade financial institutions.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Total revenue	$211,790	$230,099	$214,587	$233,321	$889,797
Total operating expenses	$193,843	$194,424	$196,937	$213,168	$798,372
Operating income	$17,947	$35,675	$17,650	$20,153	$91,425
Income (loss) from continuing operations	$41,671	$(1,233)	$(24,633)	$(11,816)	$3,989
Income (loss) from continuing operations attributable to the Company	$36,799	$969	$(20,906)	$(10,253)	$6,609
Income (loss) from continuing operations attributable to common shareholders	$30,244	$(23,802)	$(28,321)	$(18,388)	$(40,267)
Diluted income (loss) from continuing operations attributable to common shareholders per share	$0.45	$(0.40)	$(0.43)	$(0.28)	$(0.66)
Weighted average diluted common shares	79,330	59,482	66,801	67,132	61,954
2010
Total revenue	$198,528	$217,639	$202,155	$220,302	$838,624
Total operating expenses	$183,560	$193,114	$188,665	$255,370	$820,709
Operating income (loss)	$14,968	$24,525	$13,490	$(35,068)	$17,915
Income (loss) from continuing operations	$10,006	$21,691	$(5,354)	$(97,647)	$(71,304)
Income (loss) from continuing operations attributable to the Company	$9,211	$18,660	$(4,304)	$(83,725)	$(60,158)
Income (loss) from continuing operations attributable to common shareholders	$4,381	$13,829	$(9,292)	$(90,270)	$(81,352)
Diluted income (loss) from continuing operations attributable to common shareholders per share	$0.08	$0.25	$(0.18)	$(1.76)	$(1.59)
Weighted average diluted common shares	53,073	72,981	49,714	51,407	51,159

Note:	Quarterly amounts for the first quarter of 2011 and 2010 are different from the previous Form 10-Q filed for the quarter ended March 31, 2011 due to reclassification of a hotel property during the second quarter of 2011 to discontinued operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26.	Pro Forma Financial Information

As discussed in Note 5, on March 10, 2011, we and PREI formed the PIM Highland JV to take ownership of the Highland Hospitality Portfolio through a debt restructuring and consensual foreclosure. At closing, we invested $150.0 million and PREI invested $50.0 million to fund capital expenditures and to reduce debt. We own 71.74% of the joint venture and PREI owns the remaining 28.26%.

The following unaudited pro forma statements of operations for the year ended December 31, 2011 and 2010 are based on our historical consolidated financial statements adjusted to give effect to the completion of the acquisition of the Highland Hospitality Portfolio as if the transaction had occurred at January 1, 2010 and January 1, 2011. The unaudited pro forma financial information is prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition transaction occurred on the date indicated or what may result in the future (in thousands, except per share amounts).

	Year Ended December 31, 2011				Year Ended December 31, 2010
	As Reported	Pro Forma Adjustments		Pro Forma Adjusted	As Reported	Pro Forma Adjustments		Pro Forma Adjusted
		(Unaudited)				(Unaudited)
Hotel revenue	$889,435	$—		$889,435	$836,821	$—		$836,821
Other revenue	362	—		362	1,803	—		1,803

Total revenue	889,797	—		889,797	838,624	—		838,624

Hotel expenses	580,879	—		580,879	554,645	—		554,645
Property taxes, insurance and other	46,758	—		46,758	49,389	—		49,389
Depreciation and amortization	133,882	—		133,882	132,651	—		132,651
Impairment charges	(4,841)	—		(4,841)	46,404	—		46,404
Gain on insurance settlement	(2,035)	—		(2,035)	—	—		—
Transaction acquisition and contract termination costs	(793)	1,092	(1)	299	7,001	(1,352	)(1)	5,649
Corporate general and administrative and other	44,522	—		44,522	30,619	—		30,619

Total expenses	798,372	1,092		799,464	820,709	(1,352)		819,357

Operating income (loss)	91,425	(1,092)		90,333	17,915	1,352		19,267
Equity in earnings (loss) of unconsolidated joint ventures	14,528	(44,256	)(2)(3)	(29,728)	(20,265)	(29,350	)(2)	(49,615)
Interest and other income	109,609	—		109,609	63,109	—		63,109
Interest expense and amortization of loan costs and write-off of loan costs and exit fees	(139,276)	—		(139,276)	(144,502)	—		(144,502)
Unrealized loss on investments	(391)	—		(391)	—	—		—
Unrealized gain (loss) on derivatives	(70,286)	—		(70,286)	12,284	—		12,284
Income tax (expense) benefit	(1,620)	—		(1,620)	155	—		155

Income (loss) from continuing operations	3,989	(45,348)		(41,359)	(71,304)	(27,998)		(99,302)
(Income) loss from continuing operating attributable to noncontrolling interests	2,620	3,516	(4)	6,136	11,146	4,301	(4)	15,447

Income (loss) from continuing operations attributable to the Company	6,609	(41,832)		(35,223)	(60,158)	(23,697)		(83,855)
Preferred dividends	(46,876)	—		(46,876)	(21,194)	—		(21,194)

Loss from continuing operations available to common shareholders	$(40,267)	$(41,832)		$(82,099)	$(81,352)	$(23,697)		$(105,049)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2011				Year Ended December 31, 2010
As Reported		Pro Forma Adjustments	Pro Forma Adjusted	As Reported	Pro Forma Adjustments	Pro Forma Adjusted
		(Unaudited)			(Unaudited)
Loss from continuing operations per share – basic and diluted	$(0.66)		$(1.34)	$(1.59)		$(2.05)

Weighted average number of shares outstanding – basic and diluted	61,954		61,954	51,159		51,159

(1) To eliminate transaction (costs) credits recorded in our consolidated financial statements.
(2) To reflect our 71.74% loss in PIM Highland JV that owns the Highland Hospitality Portfolio, which is calculated as follows:
Historical net income (loss) of Highland Hospitality Portfolio		$37,287			$(76,213)
Pro forma adjustments:
Additional hotel operating results for the period from January 1, 2011 through March 10, 2011		11,981			—
Additional interest related to assumed debt at higher rates		(10,645)			(19,597)
Amortization of loan costs incurred from assuming debt		(837)			(4,648)
Additional depreciation expense based on the fair value of the hotel properties at acquisition and the useful lives under our accounting policies		(11,702)			(15,728)
Additional corporate general and administrative expense for the period from January 1, 2011 through March 10, 2011		(565)			—
Removal of impairment charges recorded		—			77,657
Removal of gain recognized at acquisition		(82,144)			—
Removal of transaction acquisition costs		17,554			—
Additional income taxes		(95)			—

Pro forma adjusted net loss		$(39,166)			$(38,529)

Our portion of pro forma adjusted net loss based on hypothetical liquidation book value		$(29,728)			$(29,272)
Reversal of equity earnings recorded		(14,528)			(78)

Net adjustments		$(44,256)			$(29,350)

(3) The equity loss in unconsolidated joint ventures does not include $17.6 million of closing costs incurred by PIM Highland JV.
(4) To reflect our portion of pro forma loss in PIM Highland JV that is attributable to noncontrolling interests.

27.	Subsequent Events (Unaudited)

On February 21, 2012, we closed on expanding our borrowing capacity under the new $105.0 million senior credit facility which we obtained in September 2011 to an aggregate $145.0 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on management’s assessment of these criteria, we concluded that, as of December 31, 2011, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Ashford Hospitality Trust, Inc. and subsidiaries

We have audited Ashford Hospitality Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ashford Hospitality Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements and financial statement schedules of Ashford Hospitality Trust, Inc. and subsidiaries and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer, and Corporate Governance

The required information is incorporated by reference from the Proxy Statement pertaining to our 2012 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated by reference from the Proxy Statement pertaining to our 2012 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference from the Proxy Statement pertaining to our 2012 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from the Proxy Statement pertaining to our 2012 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated by reference from the Proxy Statement pertaining to our 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	Financial Statement Schedules and Exhibits

(a)	Financial Statements and Schedules

See Item 8, “Financial Statements and Supplementary Data,” on pages 58 through 103 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.

The following financial statement schedules are included herein on pages 108 through 111.

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

Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 112 through 117.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARCHIE BENNETT, JR. Archie Bennett, Jr.	Chairman of the Board of Director	February 28, 2012

/s/ MONTY J. BENNETT Monty J. Bennett	Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2012

/s/ DAVID J. KIMICHIK David J. Kimichik	Chief Financial Officer	February 28, 2012

/s/ MARK L. NUNNELEY Mark L. Nunneley	Chief Accounting Officer	February 28, 2012

/s/ BENJAMIN J. ANSELL, M.D. Benjamin J. Ansell, M.D.	Director	February 28, 2012

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	February 28, 2012

/s/ MARTIN L. EDELMAN Martin L. Edelman	Director	February 28, 2012

/s/ MICHAEL MURPHY Michael Murphy	Director	February 28, 2012

/s/ PHILLIP S. PAYNE Philip S. Payne	Director	February 28, 2012

SCHEDULE III

ASHFORD HOSPITALITY TRUST, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$14,042	$1,204	$9,661	$193	$5,548	$1,397	$15,209	$16,606	$5,056	08/1998	—	(1),(2),(3)
Embassy Suites	Dallas, TX	8,299	1,878	8,907	238	5,667	2,116	14,574	16,690	5,029	12/1998	—	(1),(2),(3)
Embassy Suites	Herndon, VA	25,054	1,303	9,837	277	4,316	1,580	14,153	15,733	5,071	12/1998	—	(1),(2),(3)
Embassy Suites	Las Vegas, NV	31,603	3,307	16,952	397	8,260	3,704	25,212	28,916	10,515	05/1999	—	(1),(2),(3)
Embassy Suites	Syracuse, NY	12,408	2,839	9,778	—	3,859	2,839	13,637	16,476	3,939	—	10/2003	(1),(2),(3)
Embassy Suites	Flagstaff, AZ	11,407	1,267	4,278	—	4,140	1,267	8,418	9,685	2,212	—	10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	12,690	1,799	10,404	—	3,607	1,799	14,011	15,810	3,042	—	03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	18,014	3,277	13,950	—	6,622	3,277	20,572	23,849	6,616	—	03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	34,000	5,791	34,819	—	11,901	5,791	46,720	52,511	10,896	—	12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	30,000	7,452	25,334	—	7,946	7,452	33,280	40,732	7,290	—	12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	37,455	36,065	41,708	—	7,142	36,065	48,850	84,915	7,556	—	04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	29,599	11,110	60,049	—	4,544	11,110	64,593	75,703	8,870	—	04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	26,330	8,948	47,541	—	8,011	8,948	55,552	64,500	11,630	—	04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	12,952	5,674	22,512	—	2,838	5,674	25,350	31,024	4,588	—	04/2007	(1),(2),(3)
Doubletree Guest Suites	Columbus, OH	7,896	—	8,693	—	2,515	—	11,208	11,208	3,167	—	10/2003	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	10,900	1,751	9,164	—	2,224	1,751	11,388	13,139	3,561	—	11/2003	(1),(2),(3)
Hilton	Ft. Worth, TX	23,386	4,539	13,922	—	11,448	4,539	25,370	29,909	7,393	—	03/2005	(1),(2),(3)
Hilton	Houston, TX	15,388	2,200	13,247	—	16,720	2,200	29,967	32,167	11,053	—	03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	19,025	2,991	13,907	—	7,963	2,991	21,870	24,861	6,169	—	03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	16,658	7,003	10,689	—	6,743	7,003	17,432	24,435	4,297	—	12/2006	(1),(2),(3)
Hilton	Bloomington, MN	56,000	5,685	59,139	—	6,733	5,685	65,872	71,557	11,131	—	04/2007	(1),(2),(3)
Hilton	Washington DC	81,938	45,720	112,690	—	30,885	45,720	143,575	189,295	28,863	—	04/2007	(1),(2),(3)
Hilton	La Jolla, CA	63,729	—	125,766	—	8,107	—	133,873	133,873	30,162	—	04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	44,848	12,917	92,006	—	8,379	12,917	100,385	113,302	14,005	—	04/2007	(1),(2),(3)
Hilton	Tucson, AZ	19,740	3,941	49,301	—	(25,680)	3,941	23,621	27,562	4,734	—	04/2007	(1),(2),(3)
Homewood Suites	Mobile, AL	8,470	1,334	7,307	—	1,605	1,334	8,912	10,246	2,493	—	11/2003	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	5,084	697	3,808	—	925	697	4,733	5,430	1,325	—	11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	7,028	1,301	5,034	—	1,471	1,301	6,505	7,806	1,562	—	09/2004	(1),(2),(3)
Hampton Inn	Terre Haute, IN	9,121	700	7,520	—	1,249	700	8,769	9,469	2,032	—	09/2004	(1),(2),(3)
Hampton Inn	Buford, GA	7,680	1,168	5,338	—	567	1,168	5,905	7,073	1,272	—	07/2004	(1),(2),(3)
Marriott	Durham, NC	25,983	1,794	25,056	—	6,609	1,794	31,665	33,459	8,158	—	02/2006	(1),(2),(3)
Marriott	Arlington, VA	103,759	20,637	101,376	—	24,188	20,637	125,564	146,201	27,705	—	07/2006	(1),(2),(3)
Marriott	Seattle, WA	135,710	31,888	112,177	—	4,887	31,888	117,064	148,952	15,349	—	04/2007	(1),(2),(3)
Marriott	Bridgewater, NJ	75,391	5,059	90,245	—	4,435	5,059	94,680	99,739	13,968	—	04/2007	(1),(2),(3)
Marriott	Plano, TX	79,575	2,725	93,118	—	4,919	2,725	98,037	100,762	13,416	—	04/2007	(1),(2),(3)
Marriott	Dallas, TX	26,942	2,701	30,893	—	2,197	2,701	33,090	35,791	4,739	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	8,023	1,348	7,111	—	1,377	1,348	8,488	9,836	2,485	—	11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	15,372	2,502	13,206	—	1,658	2,502	14,864	17,366	3,653	—	05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	7,187	1,106	5,021	—	1,181	1,106	6,202	7,308	1,800	—	07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	7,895	1,132	6,089	—	987	1,132	7,076	8,208	1,436	—	07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Gaithersburg, MD	15,247	2,200	19,746	—	1,931	2,200	21,677	23,877	4,570	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Centerville, VA	8,897	1,806	11,712	—	1,748	1,806	13,460	15,266	3,146	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Charlotte, NC	6,117	1,235	6,818	—	1,668	1,235	8,486	9,721	1,479	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	5,243	1,090	3,991	—	1,852	1,090	5,843	6,933	972	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Orlando, FL	30,213	8,620	27,699	—	1,933	8,620	29,632	38,252	4,125	—	04/2007	(1),(2),(3)

(Continued on Next Page)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
SpringHill Suites by Marriott	Manhattan Beach, CA	$21,920	$5,726	$21,187	$—	$1,529	$5,726	$22,716	$28,442	$2,828	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	20,000	3,210	24,578	—	1,382	3,210	25,960	29,170	3,321	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Glen Allen, VA	15,286	2,045	15,802	—	1,733	2,045	17,535	19,580	2,214	—	04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	7,045	840	4,359	—	1,382	840	5,741	6,581	1,206	—	07/2004	(1),(2),(3)
Fairfield Inn by Marriott	Orlando, FL	15,930	6,507	9,895	—	2,339	6,507	12,234	18,741	2,460	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	12,104	900	10,741	—	825	900	11,566	12,466	2,609	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	6,088	673	4,804	—	1,114	673	5,918	6,591	1,662	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	14,464	1,352	12,266	—	2,881	1,352	15,147	16,499	2,912	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	33,552	5,411	38,610	—	5,970	5,411	44,580	49,991	9,205	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	14,586	2,244	18,520	—	2,398	2,244	20,918	23,162	4,175	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	12,254	1,868	14,030	—	2,998	1,868	17,028	18,896	3,893	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Palm Desert, CA	11,021	2,722	11,995	—	1,756	2,722	13,751	16,473	3,184	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	13,614	2,447	16,005	—	1,295	2,447	17,300	19,747	2,920	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	10,502	2,244	12,345	—	2,157	2,244	14,502	16,746	3,517	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	43,098	9,814	100,333	—	4,207	9,814	104,540	114,354	20,398	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Seattle, WA	59,711	17,194	46,767	—	2,402	17,194	49,169	66,363	6,238	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	68,540	22,653	72,734	—	5,010	22,653	77,744	100,397	12,279	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Orlando, FL	29,190	7,389	26,817	—	3,955	7,389	30,772	38,161	5,769	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	24,002	5,112	19,429	—	980	5,112	20,409	25,521	2,595	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AS	23,043	3,700	22,134	—	1,851	3,700	23,985	27,685	3,076	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	19,688	2,115	22,360	—	1,653	2,115	24,013	26,128	3,080	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Edison, NJ	12,640	2,147	11,865	—	1,986	2,147	13,851	15,998	2,056	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	6,227	2,863	10,722	—	1,431	2,863	12,153	15,016	1,567	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	5,476	1,301	7,859	—	679	1,301	8,538	9,839	1,742	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	42,640	5,419	45,304	—	3,156	5,419	48,460	53,879	7,504	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	24,153	2,555	20,367	—	3,863	2,555	24,230	26,785	6,745	—	03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	6,788	961	5,972	—	1,054	961	7,026	7,987	1,922	—	09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	35,411	6,554	40,539	—	4,626	6,554	45,165	51,719	8,617	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	23,192	2,752	34,979	—	1,596	2,752	36,575	39,327	6,474	—	06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	20,785	3,156	29,514	—	1,579	3,156	31,093	34,249	5,517	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	14,273	1,897	16,357	—	1,278	1,897	17,635	19,532	3,158	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Palm Desert, CA	11,409	3,280	10,463	—	1,122	3,280	11,585	14,865	2,163	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	46,266	18,177	39,670	—	1,697	18,177	41,367	59,544	5,511	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Phoenix, AZ	23,150	4,100	23,187	—	1,122	4,100	24,309	28,409	3,228	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	14,760	2,045	16,869	—	889	2,045	17,758	19,803	2,465	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	11,120	3,272	11,705	—	892	3,272	12,597	15,869	1,696	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	—	1,462	8,819	—	766	1,462	9,585	11,047	2,043	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Atlanta, GA	15,933	1,901	16,749	—	1,426	1,901	18,175	20,076	2,564	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	6,651	1,997	16,681	—	2,715	1,997	19,396	21,393	3,087	—	05/2007	(1),(2),(3)
TownePlace Suites by Marriott	Manhattan Beach, CA	20,230	4,805	17,543	—	2,039	4,805	19,582	24,387	3,238	—	04/2007	(1),(2),(3)
One Ocean	Atlantic Beach, FL	19,365	5,815	14,817	—	37,515	5,815	52,332	58,147	19,740	—	04/2004	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	18,382	2,037	12,424	—	5,530	2,037	17,954	19,991	4,667	—	07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	19,007	2,953	14,280	—	4,289	2,953	18,569	21,522	4,170	—	03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	26,473	3,100	22,040	—	13,816	3,100	35,856	38,956	11,783	—	03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	32,000	4,023	39,363	—	17,859	4,023	57,222	61,245	13,991	—	12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	26,400	7,294	36,382	—	5,601	7,294	41,983	49,277	7,329	—	12/2006	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	33,859	4,805	50,820	—	9,134	4,805	59,954	64,759	10,508	—	04/2007	(1),(2),(3)
Crowne Plaza	Beverly Hills, CA	31,141	6,510	22,061	—	5,517	6,510	27,578	34,088	6,487	—	03/2005	(1),(2),(3)
Crowne Plaza	Key West, FL	28,619	—	27,513	—	7,710	—	35,223	35,223	7,592	—	03/2005	(1),(2),(3)
Annapolis Inn	Annapolis, MD	12,477	3,028	7,833	—	4,632	3,028	12,465	15,493	3,342	—	03/2005	(1),(2),(3)
Renaissance	Tampa, FL	45,695	—	69,185	—	2,080	—	71,265	71,265	9,389	—	04/2007	(1),(2),(3)
WorldQuest Resort	Orlando, FL	—	1,432	10,569	(15)	675	1,417	11,244	12,661	383	—	03/2011	(1),(2),(3)

Total		$2,362,458	$487,511	$2,645,681	$1,090	$425,916	$488,601	$3,071,597	$3,560,198	$602,749

(1) Estimated useful life for buildings is 39 years.

(2) Estimated useful life for building improvements is 15 years.

(3) Estimated useful life for furniture and fixtures is 3 to 5 years.

	Year Ended December 31,
	2011	2010	2009
Investment in Real Estate:
Beginning balance	$3,649,582	$3,925,287	$3,965,227
Additions	83,288	58,528	68,746
Reclassification	3,368	(184,328)	6,780
Impairment/write-offs	(163,045)	(80,481)	(80,549)
Sales/disposals	(12,995)	(69,424)	(34,917)

Ending balance	3,560,198	3,649,582	3,925,287

Accumulated Depreciation:
Beginning balance	626,433	542,274	398,043
Depreciation expense	133,316	144,666	156,423
Reclassification	2,165	(29,280)	4,093
Impairment/write-offs	(156,808)	(17,829)	(10,347)
Sales/disposals	(2,357)	(13,398)	(5,938)

Ending balance	602,749	626,433	542,274

Investment in Real Estate, net	$2,957,449	$3,023,149	$3,383,013

SCHEDULE IV — MORTGAGE LOANS AND INTEREST EARNED ON REAL ESTATE

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES

December 31, 2011

(in thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G
Description		Prior Liens	Balance at December 31, 2011	Delinquent Principal December 31, 2011	Being Foreclosed at December 31, 2011	Accrued Interest at December 31, 2011	Interest Income During the Year Ended December 31, 2011
Ritz Carlton	Key Biscayne, FL	—	11,812	—	—	—	—
Valuation allowance			(8,711)	—

Net carrying value			$3,101	$—

	Year Ended December 31,
	2011	2010	2009
Investment in Mortgage Loans:
Balance at January 1	$20,870	$55,699	$212,771
Principal payments	(22,610)	(28,284)	(11,000)
Amortization of discounts/deferred income	—	(44)	3,129
Valuation allowance adjustments	4,841	(6,501)	(149,201)

Balance at December 31	$3,101	$20,870	$55,699

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 12, 2010)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)
4.1.1*	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004
4.1.2*	Form of Certificate of Series A Cumulative Preferred Stock
4.2.1	Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)
4.2.2	Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)
4.3.1	Articles Supplementary for Series E Cumulative Preferred Stock, dated April 15, 2011 (incorporated by reference to Exhibit 3.6 to the Registrant’s Form 8-A, filed April 18, 2011)
4.3.2	Form of Certificate of Series E Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed April 18, 2011)

10.1.1	Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.4 to the Registrant’s Form 10-Q, filed on May 9, 2007)
10.1.2

Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.5 of Form 8-K, dated July 24, 2007, for the event dated July 18, 2007)

10.1.3

Amendment No. 2 to Third Amended Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Form 10-K, filed on February 29, 2008)

10.1.4

Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 27, 2008)

10.1.5

Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 2, 2010)

10.1.6

Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 23, 2010)

10.1.7

Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 18, 2011)

10.1.8

Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 30, 2011)

10.1.9

Amendment No. 8 to Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on October 17, 2011)

10.2	Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)

(Continued on Next Page)

Exhibit	Description
10.3.1*	Amended and Restated 2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc.
10.3.1.1

Amendment No. 1 to the Amended and Restated 2003 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.3.1.1 to the Registrant’s Form 10-K, filed on March 2, 2009)

10.3.2

Amended and Restated Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 8, 2008, for the event dated April 4, 2008)

10.3.2.1

First Amendment to the Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 7, 2009, for the event dated December 31, 2008)

10.3.3

2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc. dated May 17, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 17, 2011, for the event dated May 17, 2011)

10.3.4	Form of LTIP Unit Award Agreement,—(incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10.4

Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.1

Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.2

Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.3

Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.9 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.4

Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on November 16, 2011)

10.5.5

Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.6

Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.7

Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.10 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.8

Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on November 16, 2011)

10.5.9

Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.10

Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.6 to the Registrant’s Form 10-Q, filed on November 6, 2009)

(Continued on Next Page)

Exhibit	Description
10.5.11

Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.11 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.12

Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on November 16, 2011)

10.5.13

Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David J. Kimichik (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)

10.5.14

Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc. and David J. Kimichik (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on November 16, 2011)

10.6	Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)
10.6.1*	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS companies
10.6.2*	Hotel Master Management Agreement between Remington Lodging & Hospitality, LLC and PHH TRS Corporation
10.7	Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)
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

10.13*	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc.
10.13.1*	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc.
10.13.2*	Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc.
10.13.3*	Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc.
10.13.4*	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc.
10.13.5*	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc.
10.13.6*	Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc.
10.13.7*	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc.
10.13.8*	Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc.
10.13.9*	Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc.

(Continued on Next Page)

Exhibit	Description
10.14*	Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc.
10.14.1*	Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc.
10.14.2*	Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1
10.14.3*	Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1
10.14.4*	Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2
10.14.5*	Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2
10.21*	Purchase and Sale Agreement, dated May 18, 2006, between the Registrant and EADS Associates Limited Partnership
10.23.1*	Loan Agreement, dated December 7, 2006, between the Registrant and Countrywide Commercial Real Estate Finance, Inc.
10.23.2*	MIP Loan Extension Agreement, dated December 9, 2011, between the Registrant and Wells Fargo Bank, N.A.
10.25	Purchase and Sale Agreement, dated January 18, 2007, between the Registrant and CNL Hotels and Resorts, Inc. (incorporated by reference to Exhibit 10.33 of Form 10-K, filed on March 9, 2007)
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

10.25.4*	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Holder I LLC, Ashford Sapphire Junior Holder II LLC, and Wachovia Bank, National Association
10.25.4.1*	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Junior Mezz I LLC, Ashford Sapphire Junior Mezz II LLC and Wachovia Bank, National Association
10.25.4.2*	Loan and Security Agreement, dated as of April 11, 2007, between Ashford Sapphire Senior Mezz I LLC, Ashford Senior Mezz II LLC and Wachovia Bank, National Association
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

10.25.4.8*	Guaranty Agreement for Junior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007
10.25.4.9*	Guaranty Agreement for Intermediate Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007
10.25.4.10*	Guaranty Agreement for Senior Mezzanine Loan between Registrant and Wachovia Bank, National Association, dated April 11, 2007
10.25.4.11*	Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of Wells Fargo Bank, National Association, dated March 10, 2011
10.25.4.12*

Nonrecourse Exception Guaranty (Renaissance Nashville Hotel) by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of Connecticut General Life Insurance Company, dated March 10, 2011

10.25.4.13*

Nonrecourse Exception Guaranty (Boston Back Bay Hilton) by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of Connecticut General Life Insurance Company, dated March 10, 2011

10.25.4.14*

Nonrecourse Exception Guaranty (Westin Princeton at Forrestal) by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of Reliaster Life Insurance, ING Insurance and Annuity Company and Connecticut General Life Insurance Company, dated March 10, 2011

10.25.4.15*

Mezzanine 1 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011

10.25.4.16*

Mezzanine 2 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011

10.25.4.17*

Mezzanine 3 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011

(Continued on Next Page)

Exhibit	Description
10.25.4.18*	Mezzanine 4 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of GSRE III, Ltd. dated March 10, 2011
10.26

Investor Program Agreement, dated January 22, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K, filed on February 29, 2008)

10.26.1

Joint Venture Agreement to the Investor Program Agreement, dated February 6, 2008, between Registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.1 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.26.2

Loan Servicing Agreement to the Investor Program Agreement, dated February 6, 2008, between Registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.2 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.26.3

Limited Liability Company Agreement of PIM Ashford Venture I, LLC, dated February 6, 2008, between the registrant and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.26.3 to the Registrant’s Form 10-K, filed on February 29, 2008)

10.26.4

Limited Liability Company Agreement of PIM Holding LLC, dated March 10, 2011, by and between Ashford Hospitality Limited Partnership and PRISA III Investments, LLC (incorporated by reference to Exhibit 10.26.4 to the Registrant’s Form 10-Q, filed on May 10, 2011)

10.27

ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.27

ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.27

ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.27.1

Schedule to the Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.30.7

Confirmation of Amended and Restated Swap Transaction, dated November 4, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.7 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.30.8

Confirmation of Termination of Swap Transaction, dated November 4, 2010, related to the termination of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.8 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.30.9

Confirmation of Trade, dated November 19, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Credit Agricole Corporate and Investment Bank New York Branch as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.9 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.31*

Consent and Settlement Agreement dated March 10, 2011, by and between Ashford Hospitality Finance, LP and Wells Fargo Bank, N.A. (Confidential treatment granted on July 11, 2011, with respect to the redacted portions of this agreement)

(Continued on Next Page)

Exhibit	Description
10.32

Release and Waiver Agreement, Dated March 31, 2011, by and between Ashford Hospitality Trust, Inc. and Mr. Alan Tallis, former Executive Vice President of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 6, 2011, for the event dated April 11, 2011)

10.33

Stock Repurchase Agreement, dated April 11, 2011, by and between Ashford Hospitality Trust, Inc. and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 11, 2011, for the event dated April 11, 2011)

10.34

Indemnity Agreement dated March 10, 2011, between the Registrant and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q, filed on May 10, 2011)

10.35

Credit Agreement, dated September 26, 2011, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., KeyBanc Capital Markets and KeyBank, National Association (incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K, filed on September 30, 2011)

10.35.1*

Amended and Restated Mezzanine 1 Loan Agreement, dated March 10, 2011, between HH Swap A LLC, HH Swap C LLC, HH Swap C-1 LLC, HH Swap D LLC, HH Swap F LLC, HH Swap F-1 LLC, HH Swap G LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender

10.35.2*

Amended and Restated Mezzanine 2 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, HH Mezz Borrower G-2 LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender

10.35.3*

Amended and Restated Mezzanine 3 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, HH Mezz Borrower G-3 LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender

10.35.4*

Amended and Restated Mezzanine 4 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, HH Mezz Borrower G-4 LLC, collectively as Borrower, and GSRE III, LTD, as Lender

10.35.5*

Amended and Restated Mortgage Loan Agreement, dated March 10, 2011, between Entities set forth on Schedule I and II, collectively as Borrower, and Wells Fargo Bank, National Association and Barclays Capital Real Estate Finance, Inc., collectively as Lender

21.1*	Registrant’s Subsidiaries Listing as of December 31, 2011
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2011
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

(Continued on Next Page)

The following materials from the Company’s Annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Cash Flows; and (iv) Notes to the Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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