Form 10-K/A
period 2011-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2012-03-26
CIK 1232582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     ☒  Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

As of June 30, 2011, the aggregate market value of 56,401,846 shares of the registrant’s common stock held by non-affiliates was approximately $702,203,000.

As of February 21, 2012, the registrant had 68,032,289 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement pertaining to the 2012 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Form 10-K/A.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2011 of Ashford Hospitality Trust, Inc. (“Ashford”), which was filed with the Securities and Exchange Commission on February 28, 2012. This Form 10-K/A is being filed for the purpose of providing separate audited financial statements of PIM Highland Holding LLC (the “Company”) in accordance with Rule 3-09 of Regulation S-X. The Company’s Audited Financial Statements as of December 31, 2011 and for the period from March 10, 2011 (Inception) to December 31, 2011, and Report of Independent Auditors, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K/A. Ashford owns a 71.74% common equity interest and a 50% preferred equity interest in the Company, and Ashford accounts for its interest under the equity method of accounting. The financial statements of the Company as of and for the period ended December 31, 2011, were not available at the time that Ashford filed its Annual Report on Form 10-K on February 28, 2012.

The consent of Ernst & Young LLP, independent auditors for Ashford, is also filed as an exhibit to this Amendment No. 1 to Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof.

Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in Ashford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows, or related disclosures in Ashford’s Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of February 28, 2012. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

PART IV

Item 15. Financial Statement Schedules and Exhibits

(a)	Financial Statements and Schedules

The financial statements were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012.

The following financial statement schedules were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012.

Schedule III – Real Estate and Accumulated Depreciation

Schedule IV – Mortgage Loans and Interest Earned on Real Estate

The following financial statement schedules are included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-K.

PIM Highland Holding LLC Audited Financial Statements as of December 31, 2011 and for the period from March 10, 2011 (Inception) to December 31, 2011.

All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)	Exhibits

Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2012.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description
23.2*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

99.1*	PIM Highland Holding LLC Audited Financial Statements as of December 31, 2011 and for the period from March 10, 2011 (Inception) to December 31, 2011.

*	Filed herewith