Form 10-Q
period 2012-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2012-08-03
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	68,163,909
(Class)	Outstanding at August 3, 2012

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
Assets	(Unaudited)
Investment in hotel properties, net	$2,929,113	$2,957,899
Cash and cash equivalents	139,466	167,609
Restricted cash	76,558	84,069
Accounts receivable, net of allowance of $246 and $212, respectively	41,167	28,623
Inventories	2,366	2,371
Notes receivable	11,262	11,199
Investment in unconsolidated joint ventures	169,246	179,527
Investments in securities and other	30,739	21,374
Deferred costs, net	18,265	17,421
Prepaid expenses	13,897	11,308
Derivative assets	22,253	37,918
Other assets	5,467	4,851
Intangible asset, net	2,765	2,810
Due from third-party hotel managers	62,115	62,747
Total assets	$3,524,679	$3,589,726
Liabilities and Equity
Liabilities:
Indebtedness	$2,318,943	$2,362,458
Accounts payable and accrued expenses	94,232	82,282
Dividends payable	18,260	16,941
Unfavorable management contract liabilities	12,482	13,611
Due to related party, net	2,330	2,569
Due to third-party hotel managers	2,146	1,602
Liabilities associated with investments in securities and other	9,953	2,246
Other liabilities	5,435	5,400
Total liabilities	2,463,781	2,487,109

Redeemable noncontrolling interests in operating partnership	126,466	112,796

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at June 30, 2012 and 1,487,900 shares issued and outstanding at December 31, 2011	17	15
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at June 30, 2012 and 8,966,797 shares issued and outstanding at December 31, 2011	95	90
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued, 68,163,909 and 68,032,289 shares outstanding, respectively	1,249	1,249
Additional paid-in capital	1,761,158	1,746,259
Accumulated other comprehensive loss	(261)	(184)
Accumulated deficit	(679,533)	(609,272)
Treasury stock, at cost (56,732,856 shares and 56,864,476 shares, respectively)	(164,829)	(164,796)
Total shareholders’ equity of the Company	917,942	973,407
Noncontrolling interests in consolidated joint ventures	16,490	16,414
Total equity	934,432	989,821
Total liabilities and equity	$3,524,679	$3,589,726
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE	(Unaudited)		(Unaudited)
Rooms	$194,188	$177,040	$368,736	$339,789
Food and beverage	44,415	41,242	86,117	79,649
Rental income from operating leases	—	1,484	—	2,704
Other	10,453	10,253	20,015	19,599
Total hotel revenue	249,056	230,019	474,868	441,741
Asset management fees and other	77	80	152	148
Total Revenue	249,133	230,099	475,020	441,889
EXPENSES
Hotel operating expenses:
Rooms	42,852	39,205	82,590	76,251
Food and beverage	28,758	27,121	57,401	53,602
Other expenses	75,715	68,928	145,061	134,402
Management fees	10,047	9,184	19,198	18,043
Total hotel operating expenses	157,372	144,438	304,250	282,298
Property taxes, insurance, and other	10,525	11,769	22,680	22,656
Depreciation and amortization	34,184	33,027	68,539	65,804
Impairment charges	4,025	(4,316)	3,933	(4,656)
Gain on insurance settlements	—	(1,905)	—	(1,905)
Transaction acquisition costs	—	406	—	(818)
Corporate, general, and administrative	11,930	11,005	22,176	24,888
Total Operating Expenses	218,036	194,424	421,578	388,267
OPERATING INCOME	31,097	35,675	53,442	53,622
Equity in earnings (loss) of unconsolidated joint ventures	23	(2,301)	(10,281)	25,824
Interest income	22	23	54	59
Other income	6,703	18,157	14,317	66,160
Interest expense and amortization of loan costs	(36,589)	(34,808)	(71,794)	(69,386)
Unrealized gain on investments	1,628	39	3,413	39
Unrealized loss on derivatives	(7,458)	(17,733)	(17,399)	(34,550)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,574)	(948)	(28,248)	41,768
Income tax expense	(1,366)	(285)	(2,245)	(1,329)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,940)	(1,233)	(30,493)	40,439
Loss from discontinued operations	—	(6,029)	—	(3,819)
NET INCOME (LOSS)	(5,940)	(7,262)	(30,493)	36,620
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(54)	(438)	224	(1,369)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,180	3,389	4,238	(1,729)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(4,814)	(4,311)	(26,031)	33,522
Preferred dividends	(8,490)	(24,771)	(16,822)	(31,326)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,304)	$(29,082)	$(42,853)	$2,196

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Basic:
Income (loss) from continuing operations attributable to common shareholders	$(0.20)	$(0.40)	$(0.64)	$0.11
Loss from discontinued operations attributable to common shareholders	—	(0.09)	—	(0.07)
Net income (loss) attributable to common shareholders	$(0.20)	$(0.49)	$(0.64)	$0.04
Weighted average common shares outstanding – basic	67,639	59,482	67,396	58,157
Diluted:
Income (loss) from continuing operations attributable to common shareholders	$(0.20)	$(0.40)	$(0.64)	$0.11
Loss from discontinued operations attributable to common shareholders	—	(0.09)	—	(0.07)
Net income (loss) attributable to common shareholders	$(0.20)	$(0.49)	$(0.64)	$0.04
Weighted average common shares outstanding – diluted	67,639	59,482	67,396	58,157

Dividends declared per common share	$0.11	$0.10	$0.22	$0.20

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$(4,814)	$969	$(26,031)	$37,768
Loss from discontinued operations, net of tax	—	(5,280)	—	(4,246)
Preferred dividends	(8,490)	(24,771)	(16,822)	(31,326)
Net income (loss) attributable to common shareholders	$(13,304)	$(29,082)	$(42,853)	$2,196
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income (loss)	$(5,940)	$(7,262)	$(30,493)	$36,620
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(102)	(24)	(111)	(16)
Reclassification to interest expense	11	206	23	392
Total other comprehensive income (loss)	(91)	182	(88)	376
Comprehensive income (loss)	(6,031)	(7,080)	(30,581)	36,996
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	(54)	(479)	224	(1,445)
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,180	3,372	4,238	(1,766)
Comprehensive income (loss) attributable to the Company	$(4,905)	$(4,187)	$(26,119)	$33,785

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Preferred Stock								Additional Paid In Capital		Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interests In Consolidated Joint Ventures		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts		Total
Balance at January 1, 2012	1,488	$15	8,967	$90	4,630	$46	124,897	$1,249	$1,746,259	$(609,272)	$(184)	(56,864)	$(164,796)	$16,414	$989,821	$112,796
Equity-based Compensation	—	—	—	—	—	—	—	—	1,788	—	—	—	—	—	1,788	7,623
Forfeitures of Restricted Common Shares	—	—	—	—	—	—	—	—	56	—	—	(73)	(589)	—	(533)	—
Issuance of Restricted Shares/Units	—	—	—	—	—	—	—	—	(556)	—	—	204	556	—	—	64
Issuances of Preferred Shares	169	2	502	5	—	—	—	—	15,976	—	—	—	—	—	15,983	—
Dividends Declared- Common Shares	—	—	—	—	—	—	—	—	—	(14,998)	—	—	—	—	(14,998)	—
Dividends Declared- Preferred Shares- Series A	—	—	—	—	—	—	—	—	—	(1,746)	—	—	—	—	(1,746)	—
Dividends Declared- Preferred Shares- Series D	—	—	—	—	—	—	—	—	—	(9,867)	—	—	—	—	(9,867)	—
Dividends Declared – Preferred Shares- Series E	—	—	—	—	—	—	—	—	—	(5,209)	—	—	—	—	(5,209)	—
Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	—	—	—	—	(98)	—	—	—	(98)	(13)
Reclassification to Interest Expense	—	—	—	—	—	—	—	—	—	—	21	—	—	—	21	2
Contributions from Noncontrolling Interests	—	—	—	—	—	—	—	—	—	—	—	—	—	300	300	—
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,543)
Redemption Value Adjustment	—	—	—	—	—	—	—	—	—	(12,410)	—	—	—	—	(12,410)	12,410
Unvested Operating Partnership Units Adjustment	—	—	—	—	—	—	—	—	(2,365)	—	—	—	—	—	(2,365)	2,365
Net Loss	—	—	—	—	—	—	—	—	—	(26,031)	—	—	—	(224)	(26,255)	(4,238)
Balance at June 30, 2012	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,761,158	$(679,533)	$(261)	(56,733)	$(164,829)	$16,490	$934,432	$126,466

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities	(Unaudited)
Net income (loss)	$(30,493)	$36,620
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	68,539	66,196
Impairment charges	3,933	1,581
Gain on insurance settlements	—	(1,905)
Amortization of loan costs, write-off of loan costs, and exit fees	2,678	3,338
Equity in (earnings) loss of unconsolidated joint ventures	10,281	(25,824)
Income from financing derivatives	(15,935)	(36,160)
Gain on disposition of hotel properties	—	(2,961)
Realized and unrealized gains on trading securities	(1,730)	(39)
Purchases of trading securities	(32,739)	—
Sales of trading securities	32,538	—
Net settlement of trading derivatives	(1,435)	—
Unrealized loss on derivatives	17,399	34,550
Equity-based compensation	9,369	5,360
Changes in operating assets and liabilities:
Restricted cash	7,511	(6,591)
Accounts receivable and inventories	(13,123)	(12,148)
Prepaid expenses and other assets	(3,249)	(3,247)
Accounts payable and accrued expenses	14,817	8,844
Due to/from related parties	(239)	(744)
Due to/from third-party hotel managers	1,176	(5,713)
Other liabilities	(1,094)	(1,080)
Net cash provided by operating activities	68,204	60,077

Cash Flows from Investing Activities
Proceeds from payments of notes receivable	123	22,487
Net proceeds from sales of hotel properties	—	144,077
Investment in unconsolidated joint venture	—	(145,750)
Acquisition of condominium properties	—	(12,000)
Improvements and additions to hotel properties	(44,086)	(28,348)
Insurance proceeds	—	748
Net cash used in investing activities	(43,963)	(18,786)

Cash Flows from Financing Activities
Borrowings on indebtedness	135,000	25,000
Repayments of indebtedness and capital leases	(180,912)	(150,494)
Payments of deferred loan costs	(3,666)	(2,369)
Payments of dividends	(35,044)	(21,909)
Payments for derivatives	(137)	(25)
Cash income from derivatives	16,028	36,407
Issuance of common stock	—	2,814
Issuances of preferred stock	15,983	80,832
Contributions from noncontrolling interests in consolidated joint ventures	300	—
Distributions to noncontrolling interests in consolidated joint ventures	—	(3,000)
Repurchase of Series B-1 preferred stock	—	(72,986)
Other	64	970
Net cash used in financing activities	(52,384)	(104,760)

Net decrease in cash and cash equivalents	(28,143)	(63,469)
Cash and cash equivalents at beginning of period	167,609	217,690
Cash and cash equivalents at end of period	$139,466	$154,221
Supplemental Cash Flow Information
Interest paid	$68,873	$66,273
Income taxes (refunded) paid	$(204)	$1,551
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$2,397	$2,111
Asset contributed to unconsolidated joint venture	$—	$15,000

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business

Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford”), is a self-advised real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity, and debt. We commenced operations in August 2003 with the acquisition of six hotels in connection with our initial public offering. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership ("AHLP"), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford, serves as the sole general partner of our operating partnership. In this report, terms such as the "Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.

As of June 30, 2012, we owned interests in the following hotel properties (all located in the United States):
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

As of June 30, 2012, we also owned two notes receivable: a mezzanine loan with a carrying value of $3.2 million and a city government note of $8.1 million.

For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2012, our 96 consolidated hotel properties ("legacy hotel properties") were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of June 30, 2012, the 28 hotel properties owned by our unconsolidated joint venture, PIM Highland JV, are leased to its wholly owned subsidiary that is treated as a taxable REIT subsidiary for federal income tax purposes.

As of June 30, 2012, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer, managed 45 of our 96 legacy hotel properties, 21 of the 28 PIM Highland JV hotel properties, and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.

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

The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
Marriott International, Inc. (“Marriott”) manages 40 of our legacy hotel properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and 16 weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the second quarters of 2012 and 2011 ended June 15 and June 17, respectively.

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

Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property's net book value exceeds its estimated fair value. For the three and six months ended June 30, 2012, we recognized an impairment charge of $4.1 million related to our Hilton hotel property in Tucson, Arizona, which is included in continuing operations. For the three and six months ended June 30, 2011, no impairment charges were recorded for investment in hotel properties included in continuing operations.

Notes Receivable – Mezzanine loan financing, classified as notes receivable, represents loans held for investment and intended to be held to maturity. Accordingly, these notes are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three and six months ended June 30, 2012 and 2011.

Variable interest entities (“VIEs”), as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIEs do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at June 30, 2012 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. Although the note receivable is considered to be a variable interest in the entity that owns the related hotel, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

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

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable judgment and estimates. No impairment charges were recorded during the three and six months ended June 30, 2012 and 2011. Valuation adjustments of $95,000 and $187,000 on previously impaired notes were credited to impairment charges during the three and six months ended

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

June 30, 2012, respectively. Valuation adjustments of $4.3 million and $4.7 million on previously impaired notes were credited to impairment charges during the three and six months ended June 30, 2011, respectively.

Investments in Unconsolidated Joint Ventures – Investments in unconsolidated joint ventures, in which we have ownership interests ranging from 14.4% to 71.74%, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint ventures' net income (loss). We review investments in our unconsolidated joint ventures for impairment in each reporting period. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint ventures. No such impairments were recorded in the three and six months ended June 30, 2012 and 2011.

Our investments in unconsolidated joint ventures are considered to be variable interests in the underlying entities. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that the VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct our unconsolidated joint ventures’ activities and operations, we are not considered to be the primary beneficiary of these joint ventures. Although we have a 71.74% majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $169.2 million at June 30, 2012 based on our share of the joint venture’s equity. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

Assets Held for Sale and Discontinued Operations – We classify assets as held for sale when management has obtained a firm commitment from a buyer and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property when it becomes subject to the control of a government, court, administrator, or regulator and we effectively lose control of the property/subsidiary. When deconsolidating a property/subsidiary, we recognize a gain or loss in net income measured as the difference between the combined fair values of any consideration received plus any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.

During the three and six months ended June 30, 2012, no hotel properties were classified as assets held for sale or reported as discontinued operations. During the three and six months ended June 30, 2011, assets held for sale and discontinued operations included four hotel properties, of which a net gain of $3.0 million was recognized related to the three hotels sold during the six months ended June 30, 2011 and an impairment charge of $6.2 million was recognized related to the fourth hotel which was under contract to sell at June 30, 2011.

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

Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking, and space rentals, are recognized when services have been rendered. In 2011, rental income represents income from leasing a hotel property to a third-party tenant on a triple-net operating lease, which included base rent recognized on a straight-line basis over the lease term and variable rent recognized when earned. The remaining 11% ownership in this hotel property was assigned to us in December 2011 and the lease agreement was canceled. Interest income is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Asset management fees are recognized when services are rendered. Sales taxes collected from customers

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and submitted to taxing authorities are not recorded in revenue.

Derivatives and Hedges – We primarily use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate derivatives could include swaps, caps, floors, flooridors, and corridors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All these derivatives are subject to master netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.

Derivatives are recorded at fair value and reported as “Derivative assets” or “Derivative liabilities” while credit default swaps are recorded at fair value as “Investments in securities and other” or “Liabilities associated with investments in securities and other” in the consolidated balance sheets. Accrued interest on non-hedge designated interest rate derivatives is included in “Accounts receivable, net” in the consolidated balance sheets. For interest rate derivatives designated as cash flow hedges:

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

For non-hedge designated interest rate derivatives and credit default swaps, changes in fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

Income Taxes - As a REIT, we generally will not be subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.

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

Recently Issued Accounting Standards – In December 2011, the FASB issued accounting guidance to clarify how to determine whether a reporting entity should derecognize the in-substance real estate upon loan defaults when it ceases to have a controlling interest in a subsidiary that is in-substance real estate. Under this guidance, a reporting entity would not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related non-recourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. We will adopt the new derecognition requirements when a derecognition event occurs and do not expect the adoption will have a material impact on our financial position and results of operations.

In December 2011, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities-borrowing and securities-lending arrangements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We do not expect any material impact on our financial position and results of operations from the adoption of this accounting guidance but will make the required additional disclosures upon adoption.

Reclassifications – Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2011 have been reclassified to conform with the 2012 presentation. These reclassifications have no effect on our cash flows, equity, or net income (loss) previously reported.

3.	Summary of Significant Transactions

Credit Facility Capacity Expansion - On February 21, 2012, we expanded our borrowing capacity under our $105.0 million senior credit facility to an aggregate $145.0 million, with the option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million.

At-the-Market Preferred Stock Offering – On March 2, 2012, we commenced issuances of preferred stock under our at-the-market (“ATM”) program with an investment banking firm pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. During the three and six months ended June 30, 2012, we issued 48,575 and 169,306 shares of 8.55% Series A Cumulative Preferred Stock for $1.2 million and $4.2 million gross proceeds, respectively, and 252,227 and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for $6.2 million and $12.3 million gross proceeds, respectively. Such proceeds, net of commissions and other expenses, were $7.3 million and $16.0 million for the three and six months ended June 30, 2012, respectively.

Refinanced our $167.2 Million Mortgage Loan - On May 9, 2012, we refinanced our $167.2 million mortgage loan, due May 2012, having an interest rate of LIBOR plus 1.65%, with a $135.0 million mortgage loan, due May 2014, having an interest rate of LIBOR plus 6.50%. Our Doubletree Guest Suites hotel property in Columbus, Ohio, which was one of ten hotels securing our $167.2 million mortgage loan, is no longer encumbered as nine hotels secure our $135.0 million mortgage loan.

4.	Investments in Hotel Properties

Investments in hotel properties consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Land	$486,458	$487,184
Buildings and improvements	2,790,569	2,779,828
Furniture, fixtures, and equipment	304,897	276,292
Construction in progress	5,374	5,841
Condominium properties	12,691	12,661
Total cost	3,599,989	3,561,806
Accumulated depreciation	(670,876)	(603,907)
Investment in hotel properties, net	$2,929,113	$2,957,899

At June 30, 2012, our Hilton hotel property in Tucson, Arizona, which is included in continuing operations, had a reasonable probability of being sold or foreclosed upon as operating cash flows are not anticipated to cover principal and interest payments of the related $19.7 million debt secured by this hotel. In addition, regarding this loan, we did not make our $93,500 interest payment due on August 1, 2012. Based on our assessment, which included marketing this hotel for sale, we concluded that the carrying value of this asset would not be recoverable. Consequently, in the second quarter of 2012, we recognized an impairment charge of $4.1 million related to this hotel, which reduced its carrying value to $19.7 million and represents our estimate of its fair value. The impairment charge was based on methodologies discussed in Note 2, which are considered level 3

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

valuation techniques.

5.	Notes Receivable

As of June 30, 2012 and December 31, 2011, in connection with the restructuring of a joint venture, we owned a note receivable of $8.1 million from a city government. The note bears interest at a rate of 12.85% and matures in 2018.

In addition, as of June 30, 2012 and December 31, 2011, we had one mezzanine loan receivable with a net carrying value of $3.2 million and $3.1 million, respectively, net of a valuation allowance of $8.5 million and $8.7 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.

6.	Investment in Unconsolidated Joint Ventures

Effective March 10, 2011, PIM Highland JV, a 28-hotel-property portfolio, became an investment in unconsolidated joint venture when we acquired a 71.74% common equity interest and a $25.0 million, or 50%, preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Although we have majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $169.2 million and $179.5 million at June 30, 2012 and December 31, 2011, respectively. Upon its inception in 2011, PIM Highland JV recognized a gain of $82.1 million (which was finalized in the fourth quarter of 2011), of which our share was $46.3 million, related to a bargain purchase and settlement of a preexisting relationship.

Mortgage and mezzanine loans securing PIM Highland JV are nonrecourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by the lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, the carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition.

The following tables summarize the consolidated balance sheets as of June 30, 2012 and December 31, 2011 and the consolidated statements of operations for the three and six months ended June 30, 2012, the three months ended June 30, 2011, and the period from March 10, 2011 (inception) through June 30, 2011 of the PIM Highland JV (in thousands):

PIM Highland JV
Consolidated Balance Sheets
	June 30, 2012	December 31, 2011
Total assets	$1,395,569	$1,400,264

Total liabilities	1,141,339	1,132,977
Members' equity	254,230	267,287
Total liabilities and members' equity	$1,395,569	$1,400,264

Our ownership interest in PIM Highland JV	$169,246	$179,527

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

PIM Highland JV
Consolidated Statements of Operations
				Period
	Three Months Ended June 30,		Six Months Ended June 30,	From March 10 to June 30,
	2012	2011	2012	2011

Total revenue	$112,802	$107,995	$206,054	$131,474
Deprecation and amortization	(18,026)	(17,672)	(35,811)	(23,522)
Corporate, general, and administrative	(1,133)	(797)	(2,074)	(970)
Other operating expenses	(76,010)	(75,110)	(147,351)	(108,888)
Operating income (loss)	17,633	14,416	20,818	(1,906)
Interest expense and amortization of loan costs	(15,863)	(15,006)	(31,366)	(18,874)
Gain recognized at acquisition (1)	—	—	—	75,372
Other expenses	(1)	(1,049)	(45)	(1,639)
Income tax expense	(1,089)	(1,568)	(2,463)	(1,807)
Net income (loss)	$680	$(3,207)	$(13,056)	$51,146

Our equity in earnings (loss) of PIM Highland JV	$23	$(2,301)	$(10,281)	$25,824

(1) In the fourth quarter of 2011, upon completion of the purchase price allocation, this gain was adjusted to $82.1 million.

Additionally, as of June 30, 2012 and December 31, 2011, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.

7.	Assets Held for Sale and Discontinued Operations

During the six months ended June 30, 2011, we a) recognized a net gain of $3.0 million related to sales of the JW Marriott San Francisco in California, the Hilton Rye Town in New York, and the Hampton Inn Houston in Texas, which were sold during that period, and b) recognized an impairment charge of $6.2 million related to the Hampton Inn hotel in Jacksonville, Florida, which was sold in the third quarter of 2011. Operating results of these hotel properties are reported as discontinued operations for all periods presented. No hotel properties were recorded as discontinued operations for the three and six months ended June 30, 2012.

The following table summarizes the operating results of the discontinued hotel properties (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011

Hotel revenues	$747	$10,248
Hotel operating expenses	(415)	(7,910)
Operating income	332	2,338
Property taxes, insurance, and other	(86)	(769)
Depreciation and amortization	(196)	(392)
Impairment charges	(6,237)	(6,237)
Gain on disposal of properties	158	2,961
Interest expense and amortization of loan costs	—	(687)
Write-off of premiums, loan costs, and exit fees	—	(948)
Loss from discontinued operations before income tax expense	(6,029)	(3,734)
Income tax expense	—	(85)
Loss from discontinued operations	(6,029)	(3,819)
Income from discontinued operations attributable to noncontrolling interest in consolidated joint venture	—	(1,031)
Loss from discontinued operations attributable to redeemable noncontrolling interest in operating partnership	749	604
Loss from discontinued operations attributable to the Company	$(5,280)	$(4,246)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.	Indebtedness

Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2012	December 31, 2011

Mortgage loan	2 hotels	Aug-13	LIBOR (1) + 2.75%	$143,667	$145,667
Mortgage loan (3)	5 hotels	Mar-14	LIBOR (1) + 4.50%	176,400	178,400
Mortgage loan	1 hotel	May-14	8.32%	5,381	5,476
Mortgage loan (2)	9 hotels	May-14	LIBOR (1) + 6.5%	135,000	167,202
Senior credit facility (4)	Various	Sep-14	LIBOR (1) + 2.75% to 3.5%	—	—
Mortgage loan	1 hotel	Dec-14	Greater of 5.5% or LIBOR (1) + 3.5%	19,740	19,740
Mortgage loan	8 hotels	Dec-14	5.75%	105,787	106,863
Mortgage loan	10 hotels	Jul-15	5.22%	154,172	155,831
Mortgage loan	8 hotels	Dec-15	5.7%	97,860	98,786
Mortgage loan (5)	5 hotels	Dec-15	12.72%	152,929	151,185
Mortgage loan	5 hotels	Feb-16	5.53%	111,310	112,453
Mortgage loan	5 hotels	Feb-16	5.53%	92,310	93,257
Mortgage loan	5 hotels	Feb-16	5.53%	79,960	80,782
Mortgage loan (6)	1 hotel	Apr-17	5.91%	34,935	35,000
Mortgage loan	2 hotels	Apr-17	5.95%	128,014	128,251
Mortgage loan	3 hotels	Apr-17	5.95%	260,497	260,980
Mortgage loan	5 hotels	Apr-17	5.95%	115,386	115,600
Mortgage loan	5 hotels	Apr-17	5.95%	103,714	103,906
Mortgage loan	5 hotels	Apr-17	5.95%	157,813	158,105
Mortgage loan	7 hotels	Apr-17	5.95%	126,232	126,466
TIF loan (6)	1 hotel	Jun-18	12.85%	8,098	8,098
Mortgage loan	1 hotel	Nov-20	6.26%	103,170	103,759
Mortgage loan	1 hotel	Apr-34	Greater of 6% or Prime + 1%	6,568	6,651
Total				$2,318,943	$2,362,458
____________________________________
(1) LIBOR rates were 0.246% and 0.295% at June 30, 2012 and December 31, 2011, respectively.
(2) On May 9, 2012, we refinanced our $167.2 million mortgage loan, due May 2012, having an interest rate of LIBOR plus 1.65%, with a $135.0 million mortgage loan, due May 2014, having an interest rate of LIBOR plus 6.50%, which has three one-year extension options subject to satisfaction of certain conditions.
(3) This mortgage loan has a one-year extension option subject to satisfaction of certain conditions.
(4) On February 21, 2012, we expanded our borrowing capacity under our $105.0 million senior credit facility to an aggregate $145.0 million, with the option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million.
(5) This mortgage loan includes reverse amortization of 8% on $45 million of the original principal balance plus 12% on the cumulative reverse amortization. Since the date at which we obtained this loan, the reverse amortization has resulted in a principal increase of $10.9 million.
(6) These loans are collateralized by the same property.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford or AHLP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford or AHLP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of June 30, 2012, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the applicable agreement. At June 30, 2012, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was an asset of $22.3 million, consisting of interest rate derivatives.

9.	Income (Loss) Per Share

Basic income (loss) per common share is calculated using the two-class method by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated using the two-class method, or treasury stock method if more dilutive, and reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from continuing operations allocated to common shareholders:
Income (loss) from continuing operations attributable to the Company	$(4,814)	$969	$(26,031)	$37,768
Less: Dividends on preferred stocks	(8,490)	(24,771)	(16,822)	(31,326)
Less: Dividends on common stock	(7,442)	(6,009)	(14,838)	(11,840)
Less: Dividends on unvested restricted shares	(56)	(94)	(160)	(204)
Less: Income from continuing operations allocated to unvested shares	—	—	—	—
Undistributed income (loss) from continuing operations	(20,802)	(29,905)	(57,851)	(5,602)
Add back: Dividends on common stock	7,442	6,009	14,838	11,840
Distributed and undistributed income (loss) from continuing operations - basic and diluted	$(13,360)	$(23,896)	$(43,013)	$6,238

Loss from discontinued operations allocated to common shareholders:
Loss from discontinued operations - basic and diluted	$—	$(5,280)	$—	$(4,246)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted	67,639	59,482	67,396	58,157

Basic income (loss) per share:
Income (loss) from continuing operations allocated to common shareholders per share	$(0.20)	$(0.40)	$(0.64)	$0.11
Loss from discontinued operations allocated to common shareholders per share	—	(0.09)	—	(0.07)
Net income (loss) allocated to common shareholders per share	$(0.20)	$(0.49)	$(0.64)	$0.04

Diluted income (loss) per share:
Income (loss) from continuing operations allocated to common shareholders per share	$(0.20)	$(0.40)	$(0.64)	$0.11
Loss from discontinued operations allocated to common shareholders per share	—	(0.09)	—	(0.07)
Net income (loss) allocated to common shareholders per share	$(0.20)	$(0.49)	$(0.64)	$0.04

Due to the anti-dilutive effect, the computation of diluted income (loss) per diluted share does not reflect adjustments for the following items (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from continuing operations allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$56	$94	$160	$204
Loss attributable to noncontrolling interest in operating partnership units	(1,180)	(2,640)	(4,238)	2,332
Dividends to Series B-1 preferred stock	—	17,713	—	18,737
Total	$(1,124)	$15,167	$(4,078)	$21,273

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	101	616	266	702
Effect of assumed conversion of operating partnership units	17,577	15,550	17,129	14,851
Effect of assumed conversion of Series B-1 preferred stock	—	2,788	—	5,018
Total	17,678	18,954	17,395	20,571

10.	Derivative Instruments and Hedging

Interest Rate Derivatives – We are exposed to risks arising from our business operations, economic conditions, and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. Interest rate derivatives may include interest rate swaps, caps, flooridors, and corridors. All these derivatives are subject to master netting settlement arrangements. To mitigate nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.

Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation.  The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments.  If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses.  The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity).  For all CMBX trades completed to date, we were the buyer of protection.  Credit default swaps are subject to master netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in the market value of the credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in market value is over $250,000. As of June 30, 2012 and December 31, 2011, the credit default swap had a net carrying value of a liability of $275,000 and $2,000, respectively, which is included in “Liabilities associated with investments in securities and other” in the consolidated balance sheets. For the three and six months ended June 30, 2012, we recognized an unrealized gain of $487,000 and an unrealized loss of $1.7 million, respectively, that are included in “Unrealized loss on derivatives” in the consolidated statements of operations.

Investment in Securities and Other – During the second quarter of 2011, our Board of Directors authorized the formation of a subsidiary to invest in public securities, including stocks and put and call options. Put and call option transactions are considered derivatives. At June 30, 2012, we had investments in these derivatives totaling $1.1 million and liabilities of $1.8 million. At December 31, 2011, we had investments in these derivatives totaling $1.0 million and liabilities of $486,000.

11.	Fair Value Measurements

Fair Value Hierarchy – For disclosure purposes, financial instruments, whether measured at fair value on a recurring or nonrecurring basis or not measured at fair value, are classified in a hierarchy consisting of three levels based on the observability of valuation inputs in the market place as discussed below:

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

Fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Fair values of interest rate caps, floors, flooridors, and corridors are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rates of the floors or rise above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the swaps, caps, and floors are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (level 2 inputs). We also incorporate credit valuation adjustments (level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Fair values of credit default swaps are obtained from a third party who publishes various information including the index composition and price data (level 2 inputs).  The fair value of credit default swaps does not contain credit-risk-related adjustments as the change in fair value is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty.

Fair values of investments in securities and other and liabilities associated with investments in securities and other, including stocks, put and call options, and other investments, are based on their quoted market closing prices (level 1 inputs).

When a majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2012, the LIBOR interest rate forward curve (level 2 inputs) assumed an uptrend from 0.242% to 0.473% for the remaining term of our derivatives. Credit spreads (level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

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

					Total
June 30, 2012:
Assets
Derivative Assets:
Interest rate derivatives - non-hedges	$—	$36,963	$—	$—	$36,963	(1)
Interest rate derivatives - hedges	—	38	—	—	38	(1)
Put and call options	1,100	—	—	—	1,100	(2)
Non-derivative Assets:
Equity and US treasury securities	29,639	—	—	—	29,639	(2)
Total	30,739	37,001	—	—	67,740

Liabilities
Derivative Liabilities:
Interest rate derivatives - non-hedges	—	(14,748)	—	—	(14,748)	(1)
Credit default swaps	—	5,146	—	(5,421)	(275)	(3)
Short-equity put options	(303)	—	—	—	(303)	(3)
Short-equity call options	(1,487)	—	—	—	(1,487)	(3)
Non-derivative Liabilities:
Margin account balance	(7,888)	—	—	—	(7,888)	(3)
Total	(9,678)	(9,602)	—	(5,421)	(24,701)
Net	$21,061	$27,399	$—	$(5,421)	$43,039

December 31, 2011:
Assets
Derivative Assets:
Interest rate derivatives - non-hedges	$—	$59,397	$—	$—	$59,397	(1)
Interest rate derivatives - hedges	—	12	—	—	12	(1)
Put and call options	1,011	—	—	—	1,011	(2)
Non-derivative Assets:
Equity securities	20,363	—	—	—	20,363	(2)
Total	21,374	59,409	—	—	80,783
Liabilities
Derivative Liabilities:
Interest rate derivatives - non-hedges	—	(21,491)	—	—	(21,491)	(1)
Credit default swaps	—	6,855	—	(6,857)	(2)	(3)
Short-equity put options	(71)	—	—	—	(71)	(3)
Short-equity call options	(415)	—	—	—	(415)	(3)
Non-derivative Liabilities:
Margin account balance	(1,758)	—	—	—	(1,758)	(3)
Total	(2,244)	(14,636)	—	(6,857)	(23,737)
Net	$19,130	$44,773	$—	$(6,857)	$57,046
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

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations

The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2012		2011		2012		2011		2012	2011
Assets
Derivative Assets:
Interest rate derivatives	$(13,034)		$(9,154)		$13,477		$23,839		$11	$206
Put and call options	(963)		—		—		—		—	—
Non-derivative Assets:
Equity and US treasury securities	1,391		—		—		—		—	—
Total	(12,606)		(9,154)		13,477		23,839		11	206
Liabilities
Derivative Liabilities:
Interest rate derivatives	5,089		(8,579)		(5,511)		(5,682)		—	—
Credit default swaps	487		—		—		—		—	—
Short-equity put options	317		39		—		—		—	—
Short-equity call options	(420)		—		—		—		—	—
Total	5,473		(8,540)		(5,511)		(5,682)		—	—
Net	$(7,133)		$(17,694)		$7,966		$18,157		$11	$206
Total combined
Interest rate derivatives	$(7,945)		$(17,733)		$7,966		$18,157		$11	$206
Credit default swaps	487		—		—		—		—	—
Total derivatives	(7,458)	(1)	(17,733)	(1)	7,966	(2)	18,157	(2)	11	206
Unrealized gain on investments in securities and other	1,628	(3)	39	(3)	—		—		—	—
Realized loss on investments in securities and other	(1,303)	(2)	—	(2)	—		—		—	—
Net	$(7,133)		$(17,694)		$7,966		$18,157		$11	$206

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011		2012	2011
Assets
Derivative Assets:
Interest rate derivatives	$(22,433)		$(31,057)		$26,830		$47,198		$23	$392
Put and call options	(2,330)		—		—		—		—	—
Non-derivative Assets:
Equity and US treasury securities	4,015		—		—		—		—	—
Total	(20,748)		(31,057)		26,830		47,198		23	392
Liabilities
Derivative Liabilities:
Interest rate derivatives	6,742		(3,493)		(10,895)		(11,038)		—	—
Credit default swaps	(1,708)		—		—		—		—	—
Short-equity put options	830		39		—		—		—	—
Short-equity call options	(783)		—		—		—		—	—
Total	5,081		(3,454)		(10,895)		(11,038)		—	—
Net	$(15,667)		$(34,511)		$15,935		$36,160		$23	$392
Total combined
Interest rate derivatives	$(15,691)		$(34,550)		$15,935		$36,160		$23	$392
Credit default swaps	(1,708)		—		—		—		—	—
Total derivatives	(17,399)	(1)	(34,550)	(1)	15,935	(2)	36,160	(2)	23	392
Unrealized gain on investments in securities and other	3,413	(3)	39	(3)	—		—		—	—
Realized loss on investments in securities and other	(1,681)	(2)	—	(2)	—		—		—	—
Net	$(15,667)		$(34,511)		$15,935		$36,160		$23	$392

____________________________________
(1) Reported as “Unrealized loss on derivatives” in the consolidated statements of operations.
(2) Included in “Other income” in the consolidated statements of operations.
(3) Reported as “Unrealized gain on investments” in the consolidated statements of operations.

For the three and six months ended June 30, 2012, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income totaled $(102,000) and $(111,000), respectively. For the three and six months ended June 30, 2011, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income totaled $(24,000) and $(16,000), respectively.

During the next twelve months, we expect $33,000 of accumulated comprehensive loss will be reclassified to interest expense.

12.	Fair Value of Financial Instruments

Determining estimated fair values of our financial instruments such as notes receivable and indebtedness requires considerable judgment to interpret market data. The market assumptions and/or estimation methodologies used may have a material effect on estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investments in securities and other	$30,379	$30,379	$21,374	$21,374
Derivative assets	$22,253	$22,253	$37,918	$37,918
Liabilities associated with investments in securities and other	$9,953	$9,953	$2,246	$2,246

Financial assets not measured at fair value:
Cash and cash equivalents	$139,466	$139,466	$167,609	$167,609
Restricted cash	$76,558	$76,558	$84,069	$84,069
Accounts receivable	$41,167	$41,167	$28,623	$28,623
Notes receivable	$11,262	$12,180 to $13,463	$11,199	$11,715 to $12,947
Due from third-party hotel managers	$62,115	$62,115	$62,747	$62,747

Financial liabilities not measured at fair value:
Indebtedness	$2,318,943	$2,159,909 to $2,387,267	$2,362,458	$2,180,027 to $2,409,503
Accounts payable and accrued expenses	$94,232	$94,232	$82,282	$82,282
Dividends payable	$18,260	$18,260	$16,941	$16,941
Due to related party	$2,330	$2,330	$2,569	$2,569
Due to third-party hotel managers	$2,146	$2,146	$1,602	$1,602

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

Notes receivable. Fair values of notes receivable may be determined using similar loans with similar collateral. Since very little to no trading activity exists, we relied on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of notes receivable to be approximately 8.2% to 19.5% higher than the carrying value of $11.3 million at June 30, 2012 and approximately 4.6% to 15.6% higher than the carrying value of $11.2 million at December 31, 2011. This is considered a level 2 valuation technique.

Investments in securities and other. Investments in securities and other consist of a margin account balance, treasury bills, public equity securities, and put and call options. Fair values of these investments are based on quoted market closing prices at the balance sheet dates. See Notes 10 and 11 for a complete description of the methodology and assumptions utilized in determining the fair values.

Indebtedness. Fair value of the indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable-rate instruments, cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. For June 30, 2012 and December 31, 2011 indebtedness valuations, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the total indebtedness to be approximately 93.1% to 102.9% of the carrying value of $2.3 billion at June 30, 2012 and approximately 92.3% to 102.0% of the carrying value of $2.4 billion at December 31, 2011. This is considered a level 2 valuation technique.

Derivative assets and liabilities associated with investments in securities and other. Fair values of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of the credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Fair values of liabilities associated

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

with investments in securities and other is determined based on the quoted market closing prices at the balance sheet dates. See Notes 10 and 11 for a complete description of the methodology and assumptions utilized in determining the fair values.

13.	Redeemable Noncontrolling Interests

Redeemable noncontrolling interests in the operating partnership represent the limited partners' proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to common unit holders based on the weighted average ownership percentage of these limited partners' common units and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to Class B units. Class B common units have a fixed dividend rate of 7.2% and priority in payment of cash dividends over common units but otherwise have no preference over common units. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, one share of our common stock. Class B common units are convertible at the option of us or the holder into an equivalent number of common units any time after July 13, 2016.

LTIP units, which are issued to certain executives and employees as compensation, have vesting periods ranging from three to five years. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at our election, settled in our common stock. As of June 30, 2012, we have issued 5.7 million LTIP units in total, of which all but 1.3 million and 1.2 million issued in March 2012 and May 2011, respectively, had reached full economic parity with the common units. All LTIP units issued had an aggregate value of $52.6 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $4.1 million and $7.6 million was recognized for the three and six months ended June 30, 2012, respectively, and $2.6 million and $3.4 million was recognized for the three and six months ended June 30, 2011, respectively. The unamortized value of LTIP units was $30.9 million at June 30, 2012, which will be amortized over periods from 0.17 to 3.73 years. During the three and six months ended June 30, 2012, no operating partnership units were presented for redemption or converted to shares of our common stock.

Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of June 30, 2012 and December 31, 2011 were $126.5 million and $112.8 million, respectively, which represents ownership of our operating partnership of 12.4% and 11.4%, respectively. The carrying value of redeemable noncontrolling interests as of June 30, 2012 and December 31, 2011 included adjustments of $78.8 million and $66.4 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net income (loss) of $(1.2) million and $(4.2) million for the three and six months ended June 30, 2012, respectively, and $(3.4) million and $1.7 million for the three and six months ended June 30, 2011, respectively. We declared cash distributions to operating partnership units of $2.3 million and $4.5 million for the three and six months ended June 30, 2012, respectively, and $2.0 million and $3.8 million for the three and six months ended June 30, 2011, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in the operating partnership.

14.	Equity and Equity-Based Compensation

At-the-Market Preferred Stock Offering – On March 2, 2012, we commenced issuances of preferred stock under our at-the-market (“ATM”) program with an investment banking firm pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. During the three and six months ended June 30, 2012, we issued 48,575 and 169,306 shares of 8.55% Series A Cumulative Preferred Stock for $1.2 million and $4.2 million gross proceeds, respectively, and 252,227 and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for $6.2 million and $12.3 million gross proceeds, respectively. Such proceeds, net of commissions and other expenses, were $7.3 million and $16.0 million for the three and six months ended June 30, 2012, respectively.

Common Dividends – For 2012 and 2011, the Board of Directors declared quarterly dividends of $0.11 and $0.10 per outstanding common share, respectively, with an annualized target of $0.44 per share for 2012.

Equity-Based Compensation – We recognized compensation expense related to our equity-based-compensation plan of $4.2 million and $9.4 million for the three and six months ended June 30, 2012, respectively, and $3.5 million and $5.4 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, the unamortized amount of unvested shares of restricted equity was $3.6 million, which is being amortized over periods from 0.12 to 3.51 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Preferred Dividends – During 2012, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9% Series E preferred stock. During 2011, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock and $0.5281 per share for our 8.45% Series D preferred stock. During the quarter ended June 30, 2011, the Board of Directors also declared dividends of $0.45625 per share for our 9% Series E preferred stock.

Noncontrolling Interests in Consolidated Joint Ventures – Noncontrolling joint venture partners, which have ownership interests ranging from 15% to 25% in four hotel properties and a total carrying value of $16.4 million at June 30, 2012 and December 31, 2011, are reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated joint ventures were allocated (loss) income of $54,000 and $(224,000) for the three and six months ended June 30, 2012, respectively, and $438,000 and $1.4 million for the three and six months ended June 30, 2011, respectively.

15.	Commitments and Contingencies

Restricted Cash – Under certain management and debt agreements for our hotel properties existing at June 30, 2012, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.

Franchise Fees – Under franchise agreements for our hotel properties existing at June 30, 2012, we pay franchisor royalty fees between 2.5% and 7.3% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2013 and 2030. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

Our continuing operations incurred franchise fees of $8.0 million and $15.3 million for the three and six months ended June 30, 2012, respectively, and $7.4 million and $14.1 million for the three and six months ended June 30, 2011, respectively.

Management Fees – Under management agreements for our hotel properties existing at June 30, 2012, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 1.5% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2012 through 2028, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.

Taxes - We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2008 through 2011 remain subject to potential examination by certain federal and state taxing authorities.

In September 2010, the Internal Revenue Service ("IRS") completed an audit of one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Internal Revenue Code (IRC) Section 482 that reduced the amount of rent we charged the taxable REIT subsidiary ("TRS"). We own a 75% interest in the hotel properties and the TRS at issue. In connection with the TRS audit, the IRS selected our REIT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm's length rate. We strongly disagree with the IRS' position, have filed written protests with the IRS, and have requested an IRS Appeals Office conference to review the TRS and REIT cases simultaneously. The IRS granted the appeals conference and the initial meeting will be held during the third quarter of 2012. We anticipate that additional meetings with the Appeals Office will occur during the next twelve months. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms' length terms as required by applicable Treasury regulations. However, if the IRS were to pursue

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the TRS case and prevail, the TRS would owe approximately $1.1 million of additional U.S. federal income taxes plus possible additional state income taxes of $199,000, net of federal benefit. Alternatively, if the IRS were to pursue the REIT case and prevail, our REIT would owe approximately $5.1 million of U.S. federal excise taxes. The excise taxes assessed on the REIT would be in lieu of the TRS additional income taxes. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS adjustments to the rent charged are inconsistent with the U.S. federal tax laws related to REITs and true leases. U.S federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS requested that we agree to extend the assessment statute of limitations to September 30, 2013 for both the TRS and the REIT. We consented to the extensions in order to obtain additional time to prepare our written protests and request an appeals conference for both the TRS and the REIT case.

In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS has not proposed any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS has issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to the TRS was greater than the arms' length rate pursuant to IRC Section 482. The TRS adjustment is for $1.6 million of additional income which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represents the IRS' imputation of compensation to the TRS under IRC Section 482 for agreeing to be a party to the lessor entity's bank loan agreement. Our REIT has a 75% interest in the lessor entity. We strongly disagree with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS has misinterpreted certain terms of the lease, third party hotel management, and bank loan agreements. We intend to file a written protest and request an IRS Appeals Office review. In March 2012, the IRS requested and we consented to extend the statue of limitations for both the same TRS and REIT for the 2008 tax year to March 31, 2013.

With respect to both the 2007 and 2008 IRS audits, we believe we will prevail in the eventual settlement of the audits and that the settlements will not have a material adverse effect on our financial condition and results of operations. We have concluded that the positions reported on the tax returns under audit by the IRS are, solely on their technical merits, more-likely-than-not to be sustained upon examination.

During 2010, the Canadian taxing authorities selected our TRS subsidiary that leased our one Canadian hotel for audit for the tax years ended December 31, 2007, 2008, and 2009. The Canadian hotel was sold in June 2008 and the TRS ceased activity in Canada at that time. In May 2012, the Canadian taxing authorities issued their final letter of audit adjustments. Their adjustments are nominal in amount and did not result in the assessment of any additional taxes.

If we dispose of the four remaining properties contributed in connection with our initial public offering in 2003 in exchange for units of the operating partnership, we may be obligated to indemnify the contributors, including our Chairman and Chief Executive Officer, each of whom have substantial ownership interests, against the tax consequences of the sale. In addition, we agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness of at least $16.0 million, which allows contributors of the Las Vegas hotel property to defer gain recognition in connection with their contribution. Additionally, for certain periods of time, selling or transferring the Marriott Crystal Gateway in Arlington, Virginia, would require us to indemnify the entity from which we acquired the property if, as a result of such transactions, such entity would recognize a gain for federal tax purposes.

In general, tax indemnities equal the federal, state, and local income tax liabilities the contributor or their specified assignee incurs with respect to the gain allocated to the contributor. The contribution agreements’ terms generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of such tax indemnities.

Potential Pension Liabilities – Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, such employees, who are employees of the hotel manager, Remington Lodging, elected to decertify from the union. At the time of this election, the union indicated unfunded pension liabilities may exist. The union filed a complaint with the National Labor Relations Board seeking, among other things, to overturn the decertification election. Pending the final determination of the decertification suit, including appeals, the pension fund entered into a settlement agreement with Remington Lodging providing that (a) Remington Lodging continues to make pension fund payments pursuant to the collective bargaining agreement, which requires annual installments of $84,000 until the 20th year following the settlement agreement, and (b) if the union loses the suit, Remington Lodging will have an unfunded pension liability equal to the amount by which $1.7 million exceeds pension fund payments made by Remington Lodging since the settlement agreement. We agreed to indemnify Remington Lodging

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

for the payment of the unfunded pension liability as set forth in the settlement agreement.

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

We operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refers to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. We do not allocate corporate-level accounts to our operating segments, including corporate, general, and administrative expenses, non-operating interest income, interest expense and amortization of loan costs, and income tax expense/benefit.     Financial information related to our reportable segments was as follows (in thousands):

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Three Months Ended June 30, 2012:
Total revenue	$249,133	$—	$—	$249,133

Total hotel operating expenses	157,372	—	—	157,372
Property taxes, insurance, and other	10,525	—	—	10,525
Depreciation and amortization	34,184	—	—	34,184
Impairment charges	4,120	(95)	—	4,025
Corporate, general, and administrative	—	—	11,930	11,930
Total expenses (income)	206,201	(95)	11,930	218,036
Operating income (loss)	42,932	95	(11,930)	31,097
Equity in earnings of unconsolidated joint ventures	23	—	—	23
Interest income	—	—	22	22
Other income	—	—	6,703	6,703
Interest expense and amortization of loan costs	—	—	(36,589)	(36,589)
Unrealized gain on investments	—	—	1,628	1,628
Unrealized loss on derivatives	—	—	(7,458)	(7,458)
Income (loss) from continuing operations before income taxes	42,955	95	(47,624)	(4,574)
Income tax expense	—	—	(1,366)	(1,366)
Income (loss) from continuing operations	$42,955	$95	$(48,990)	$(5,940)

As of June 30, 2012:
Total assets	$3,279,468	$3,632	$241,579	$3,524,679

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Three Months Ended June 30, 2011:
Total revenue	$230,099	$—	$—	$230,099

Total hotel operating expenses	144,438	—	—	144,438
Property taxes, insurance, and other	11,769	—	—	11,769
Depreciation and amortization	33,027	—	—	33,027
Impairment charges	—	(4,316)	—	(4,316)
Gain on insurance settlements	(1,905)	—	—	(1,905)
Transaction acquisition costs	—	—	406	406
Corporate, general, and administrative	—	—	11,005	11,005
Total expenses (income)	187,329	(4,316)	11,411	194,424
Operating income (loss)	42,770	4,316	(11,411)	35,675
Equity in loss of unconsolidated joint ventures	(2,301)	—	—	(2,301)
Interest income	—	—	23	23
Other income	—	—	18,157	18,157
Interest expense and amortization of loan costs	—	—	(34,808)	(34,808)
Unrealized gain on investments	—	—	39	39
Unrealized loss on derivatives	—	—	(17,733)	(17,733)
Income (loss) from continuing operations before income taxes	40,469	4,316	(45,733)	(948)
Income tax expense	—	—	(285)	(285)
Income (loss) from continuing operations	$40,469	$4,316	$(46,018)	$(1,233)

As of June 30, 2011:
Total assets	$3,379,843	$3,569	$241,422	$3,624,834

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Six Months Ended June 30, 2012:
Total revenue	$475,020	$—	$—	$475,020

Total hotel operating expenses	304,250	—	—	304,250
Property taxes, insurance, and other	22,680	—	—	22,680
Depreciation and amortization	68,539	—	—	68,539
Impairment charges	4,120	(187)	—	3,933
Corporate, general, and administrative	—	—	22,176	22,176
Total expenses	399,589	(187)	22,176	421,578
Operating income (loss)	75,431	187	(22,176)	53,442
Equity in loss of unconsolidated joint ventures	(10,281)	—	—	(10,281)
Interest income	—	—	54	54
Other income	—	—	14,317	14,317
Interest expense and amortization of loan costs	—	—	(71,794)	(71,794)
Unrealized gain on investments	—	—	3,413	3,413
Unrealized loss on derivatives	—	—	(17,399)	(17,399)
Income (loss) from continuing operations before income taxes	65,150	187	(93,585)	(28,248)
Income tax expense	—	—	(2,245)	(2,245)
Income (loss) from continuing operations	$65,150	$187	$(95,830)	$(30,493)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Six Months Ended June 30, 2011:
Total revenue	$441,889	$—	$—	$441,889

Total hotel operating expenses	282,298	—	—	282,298
Property taxes, insurance, and other	22,656	—	—	22,656
Depreciation and amortization	65,804	—	—	65,804
Impairment charges	—	(4,656)	—	(4,656)
Gain on insurance settlements	(1,905)	—	—	(1,905)
Transaction acquisition costs	—	—	(818)	(818)
Corporate, general, and administrative	—	—	24,888	24,888
Total expenses	368,853	(4,656)	24,070	388,267
Operating income (loss)	73,036	4,656	(24,070)	53,622
Equity in earnings of unconsolidated joint ventures	25,824	—	—	25,824
Interest income	—	—	59	59
Other income	—	30,000	36,160	66,160
Interest expense and amortization of loan costs	—	—	(69,386)	(69,386)
Unrealized gain on investments	—	—	39	39
Unrealized loss on derivatives	—	—	(34,550)	(34,550)
Income (loss) from continuing operations before income taxes	98,860	34,656	(91,748)	41,768
Income tax expense	—	—	(1,329)	(1,329)
Income (loss) from continuing operations	$98,860	$34,656	$(93,077)	$40,439

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

EXECUTIVE OVERVIEW

General

Following the recession of 2008-2009, the lodging industry began experiencing improvement in fundamentals, which has continued into 2012. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, have shown upward growth. We believe improvements in the economy will continue to positively impact the lodging industry and hotel operating results for the remainder of 2012, and we will continue to seek ways to benefit from the cyclical nature of the hotel industry.  We believe that in the current cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe we will not achieve similar cash flows and values in the immediate future. Industry experts have suggested that cash flows within our industry may achieve these previous highs again in 2014 through 2016.

Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•acquisition of hotel properties;
•disposition of hotel properties;
•investing in securities;
•pursuing capital market activities to enhance long-term shareholder value;
•preserving capital, enhancing liquidity, and continuing current cost-saving measures;
•implementing selective capital improvements designed to increase profitability;
•implementing effective asset management strategies to minimize operating costs and increase revenues;
•financing or refinancing hotels on competitive terms;
•utilizing hedges and derivatives to mitigate risks; and
•making other investments or divestitures that our Board of Directors deems appropriate.

Our investment strategies continue to focus on the upscale and upper-upscale segments within the lodging industry. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-related investment opportunities as they develop. Our Board of Directors may change our investment strategies at any time without shareholder approval or notice.

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

On March 2, 2012, we commenced issuances of preferred stock under our at-the-market (“ATM”) program with an investment banking firm pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. During the three and six months ended June 30, 2012, we issued 48,575 and 169,306 shares of 8.55% Series A Cumulative Preferred Stock for $1.2 million and $4.2 million gross proceeds, respectively, and 252,227 and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for $6.2 million and $12.3 million gross proceeds, respectively. Such proceeds, net of commissions and other expenses, were $7.3 million and $16.0 million for the three and six months ended June 30, 2012, respectively.

On May 9, 2012, we refinanced our $167.2 million mortgage loan, due May 2012, having an interest rate of LIBOR plus 1.65%, with a $135.0 million mortgage loan, due May 2014, having an interest rate of LIBOR plus 6.50%. Our Doubletree Guest Suites hotel property in Columbus, Ohio, which was one of 10 hotels securing our $167.2 million mortgage loan, is no longer encumbered as 9 hotels secure our $135.0 million mortgage loan.

In February 2010, we executed a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), which terminates in 2013, that is available to provide us additional liquidity if needed. Pursuant to the SEDA, YA Global agreed to purchase up to $50.0 million (which may be increased to $65.0 million pursuant to the SEDA) of newly issued shares of our common stock if notified to do so by us in accordance with the SEDA. No shares have been sold under the SEDA since its inception.

Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, capital market activities, property refinancing proceeds, asset sales, and net cash derived from interest rate derivatives. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, new investments, and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes changes in balance sheet items, were $68.2 million and $60.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase in cash flows from operating activities was primarily due to a decrease in restricted cash due to the release of cash deposits for certain loans and capital expenditures and the timing of collecting receivables from hotel guests, paying vendors, and settling with hotel managers.

Net Cash Flows Used in Investing Activities. For the six months ended June 30, 2012, investing activities used net cash flows of $44.0 million, which primarily consisted of $44.1 million of capital improvements made to various hotel properties. For the six months ended June 30, 2011, investing activities used net cash flows of $18.8 million. Cash outlays consisted of $145.8 million for the acquisition of a 71.74% interest in PIM Highland JV, $12.0 million for the acquisition of investment in hotel condominiums, and $28.3 million for capital improvements made to various hotel properties. Cash inflows consisted of $144.1 million from the sale of three hotel properties, $22.5 million from repayment of mezzanine loans, and $748,000 of insurance proceeds from settlement of insurance claims.

Net Cash Flows Used in Financing Activities. For the six months ended June 30, 2012, net cash flows used in financing activities were $52.4 million. Cash outlays primarily consisted of $35.0 million for dividend payments to common and preferred stockholders and unit holders, $180.9 million for repayments of indebtedness, and $3.7 million for payments of deferred loan costs. These cash outlays were partially offset by cash inflows of $16.0 million from issuances of our Series A and Series E preferred stock under our ATM program, $16.0 million in proceeds from the counterparties of our interest rate derivatives, and $135.0 million in borrowings on indebtedness. For the six months ended June 30, 2011, net cash flows used in financing activities were $104.8 million. Cash outlays consisted of $73.0 million for the repurchase of our Series B-1 preferred stock, $21.9 million for dividend payments to common and preferred stockholders and unit holders, $2.4 million for payment of loan modification and extension fees, $150.5 million for repayments of indebtedness and capital leases, and $3.0 million for distributions to noncontrolling interests in joint ventures. These cash outlays were partially offset by cash inflows of $80.8 million from issuance of Series E preferred stock, $25.0 million in borrowings from our senior credit facility, $2.8 million from issuance of 300,000 shares of common stock, $36.4 million from the counterparties of our interest rate derivatives, and $970,000 from a large shareholder (greater than 10% of a class of equity securities) for short-swing profit and buy-in payments from executives in connection with the issuance of operating partnership units.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of June 30, 2012, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

Mortgage and mezzanine loans securing PIM Highland JV are nonrecourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition.

At June 30, 2012, our only recourse obligation is our $145.0 million senior credit facility held by five banks, which expires in September 2014. Currently, there is no outstanding balance on this credit facility. The primary covenants of this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.35x through expiration (ours was 1.48x at June 30, 2012); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 58.3% at June 30, 2012). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity. However, if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises, or, to the extent necessary, asset sales.

Based on our current level of operations, management believes that our cash flow from operations, our existing cash balances, and availability under our senior credit facility ($145.0 million at June 30, 2012) will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our upcoming 2013 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.

We are committed to an investment strategy where we will opportunistically pursue hotel-related investments as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from cash on hand, future borrowings under a credit facility or other loans, or proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, and joint ventures. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments. We may, when conditions are suitable, consider additional capital raising opportunities.

Our existing hotels are mostly located in developed areas with competing hotel properties. Future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.

Dividend Policy. During the six months ended June 30, 2012 and 2011, the Board of Directors declared quarterly dividends of $0.11 and $0.10 per outstanding common share, respectively. In December 2011, the Board of Directors approved our 2012 dividend policy which anticipates a quarterly dividend payment of $0.11 per share for the remainder of 2012. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS

The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Favorable/ (Unfavorable) Change	Six Months Ended June 30,		Favorable/ (Unfavorable) Change
	2012	2011		2012	2011

Total revenue	$249,133	$230,099	$19,034	$475,020	$441,889	$33,131
Total hotel operating expenses	$(157,372)	$(144,438)	$(12,934)	$(304,250)	$(282,298)	$(21,952)
Property taxes, insurance, and other	$(10,525)	$(11,769)	$1,244	$(22,680)	$(22,656)	$(24)
Depreciation and amortization	$(34,184)	$(33,027)	$(1,157)	$(68,539)	$(65,804)	$(2,735)
Impairment charges	$(4,025)	$4,316	$(8,341)	$(3,933)	$4,656	$(8,589)
Gain on insurance settlements	$—	$1,905	$(1,905)	$—	$1,905	$(1,905)
Transaction acquisition costs	$—	$(406)	$406	$—	$818	$(818)
Corporate, general, and administrative	$(11,930)	$(11,005)	$(925)	$(22,176)	$(24,888)	$2,712
Operating income	$31,097	$35,675	$(4,578)	$53,442	$53,622	$(180)
Equity in earnings (loss) of unconsolidated joint ventures	$23	$(2,301)	$2,324	$(10,281)	$25,824	$(36,105)
Interest income	$22	$23	$(1)	$54	$59	$(5)
Other income	$6,703	$18,157	$(11,454)	$14,317	$66,160	$(51,843)
Interest expense and amortization of loan costs	$(36,589)	$(34,808)	$(1,781)	$(71,794)	$(69,386)	$(2,408)
Unrealized gain on investments	$1,628	$39	$1,589	$3,413	$39	$3,374
Unrealized loss on derivatives	$(7,458)	$(17,733)	$10,275	$(17,399)	$(34,550)	$17,151
Income tax expense	$(1,366)	$(285)	$(1,081)	$(2,245)	$(1,329)	$(916)
Income (loss) from continuing operations	$(5,940)	$(1,233)	$(4,707)	$(30,493)	$40,439	$(70,932)
Loss from discontinued operations	$—	$(6,029)	$6,029	$—	$(3,819)	$3,819
Net income (loss)	$(5,940)	$(7,262)	$1,322	$(30,493)	$36,620	$(67,113)
(Income) loss from consolidated joint ventures
attributable to noncontrolling interests	$(54)	$(438)	$384	$224	$(1,369)	$1,593
Net (income) loss attributable to redeemable noncontrolling
interests in operating partnership	$1,180	$3,389	$(2,209)	$4,238	$(1,729)	$5,967
Net income (loss) attributable to the Company	$(4,814)	$(4,311)	$(503)	$(26,031)	$33,522	$(59,553)

The following table illustrates key performance indicators for the 96 hotel properties (“comparable hotels”) included in continuing operations that we have owned throughout the entire three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
RevPar (revenue per available room)	$106.40	$100.22	$101.01	$96.23
Occupancy	78.16%	76.34%	74.57%	73.11%
ADR (average daily rate)	$136.13	$131.28	$135.46	$131.69

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue. Rooms revenue for the three months ended June 30, 2012 (the “2012 quarter”) increased $17.1 million, or 9.7%, to $194.2 million from $177.0 million for the three months ended June 30, 2011 (the “2011 quarter”). The increase in rooms revenue was partially due to the continued improvements in occupancy coupled with an increase in average daily rate at our comparable hotels. During the 2012 quarter, we experienced a 182 basis-points increase in occupancy and a 3.7% increase in room rates as the economy continues to improve. Food and beverage experienced a similar increase of $3.2 million, or 7.7%, due to improved occupancy. Other revenue, which consists mainly of telecommunications, parking, spa, and golf fees, experienced a slight increase of $200,000. In addition, in the 2012 quarter, hotel revenue increased by $5.9 million related to the assignment to us of the remaining 11% ownership interest in a joint venture which previously held a hotel property under a triple-net lease in December 2011. Rental income from the triple-net operating lease decreased $1.5 million for the same reason. Asset management fees and other were $77,000 and $80,000 for the 2012 quarter and the 2011 quarter, respectively.

Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $5.3 million in direct expenses and $7.7 million in indirect expenses and management fees in the 2012 quarter. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues and higher sales and marketing expenses. In addition, the consolidation of the previously mentioned triple-net lease hotel property contributed $4.6 million to the increase in total hotel operating expenses during the 2012 quarter. Direct expenses were 28.8% of total hotel revenue for both the 2012 quarter and the 2011 quarter.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other decreased $1.2 million for the 2012 quarter to $10.5 million primarily due to lower premiums for insurance policies.

Depreciation and Amortization. Depreciation and amortization increased $1.2 million for the 2012 quarter compared to the 2011 quarter primarily due to capital improvements made at certain hotel properties since June 30, 2011.

Impairment Charges. In the second quarter of 2012, we recognized an impairment charge of $4.1 million related to our Hilton hotel property in Tucson, Arizona. In addition, we recorded credits to impairment charges of $95,000 and $4.3 million for the 2012 quarter and 2011 quarter, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.

Transaction Acquisition Costs. In the 2011 quarter, we incurred transaction acquisition costs of $406,000 relating to certain costs for the acquisition of a 71.74% interest in PIM Highland JV and the acquisition of real estate and other rights in the WorldQuest Resort condominium project.

Corporate, General, and Administrative. Corporate, general, and administrative expenses increased to $11.9 million for the 2012 quarter compared to $11.0 million for the 2011 quarter. This increase is primarily attributable a $677,000 increase in non-cash equity-based compensation due to the higher expense recognized on restricted stock/unit-based awards granted in 2012 and 2011 at a higher cost per share. Aside from this, corporate, general, and administrative expenses increased $248,000 during the 2012 quarter compared to the 2011 quarter.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures. We recorded equity in earnings (loss) of unconsolidated joint ventures of $23,000 and ($2.3 million) for the 2012 quarter and the 2011 quarter, respectively. This favorable variance is primarily attributable to margin improvements experienced at PIM Highland JV.

Interest Income. Interest income was $22,000 and $23,000 for the 2012 quarter and the 2011 quarter, respectively.

Other Income. Other income represents income from non-hedge interest rate swaps, floors, and flooridors of $8.0 million and $18.2 million for the 2012 quarter and the 2011 quarter, respectively. This decrease is primarily attributable to derivatives that have expired since March 31, 2011. For the 2012 quarter, other income also included $1.3 million of realized loss on investments in securities and other.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.8 million to $36.6 million for the 2012 quarter from $34.8 million for the 2011 quarter. The increase is primarily due to an increase in weighted average interest rate.

Unrealized Gain on Investments. Unrealized gain on investments of $1.6 million and $39,000 for the 2012 quarter and the 2011 quarter, respectively, are based on closing market prices or, if derivatives, overall security market fluctuations.

Unrealized Loss on Derivatives. For the 2012 quarter, we recorded an unrealized loss of $7.5 million, consisting of $7.9 million related to interest-rate derivatives partially offset by a $487,000 gain related to credit default swaps. In the 2011 quarter, we recorded an unrealized loss of $17.7 million related to interest-rate derivatives. The fair value of interest-rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps, which we entered into in August 2011, is based on the change in value of CMBX indices.

Income Tax Expense. We recorded income tax expense of $1.4 million and $285,000 for the 2012 quarter and the 2011 quarter, respectively. The increase in income tax expense is primarily due to increased profitability in our two largest TRS subsidiaries. In addition, during the second quarter, we incurred incremental deferred tax expense in order to record a valuation allowance to fully reserve the deferred tax asset for one of our TRS subsidiaries. As a result of large consolidated pretax losses in 2009 and 2010, we believe that it is more likely than not this subsidiary's net deferred tax will not be realized.

Loss from Discontinued Operations. No hotels were considered discontinued operations for the 2012 quarter. For the 2011 quarter, loss from discontinued operations was $6.0 million related to four hotel properties, including the JW Marriott San Francisco in California, the Hilton Rye Town in New York, and the Hampton Inn Houston in Texas, which were sold in the first quarter of 2011, and the Hampton Inn hotel in Jacksonville, Florida, which was sold in the third quarter of 2011 and includes an impairment charge of $6.2 million.

(Income) Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated joint ventures were allocated (income) loss of ($54,000) and ($438,000) during the 2012 quarter and the 2011 quarter, respectively.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net (income) loss of $1.2 million and $3.4 million in the 2012 quarter and the 2011 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 12.4% in the operating partnership at both June 30, 2012 and June 30, 2011. The decrease was primarily due to the issuance of additional shares of our common stock and grants of equity-based compensation since June 30, 2011.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenue. Rooms revenue for the six months ended June 30, 2012 (the “2012 period”) increased $28.9 million, or 8.5%, to $368.7 million from $339.8 million for the six months ended June 30, 2011 (the “2011 period”). The increase in rooms revenue was partially due to the continued improvements in occupancy coupled with an increase in average daily rate at our comparable hotels. During the 2012 period, we experienced a 146 basis-points increase in occupancy and a 2.9% increase in room rates as the economy continues to improve. Food and beverage experienced a similar increase of $6.5 million, or 8.1%, due to improved occupancy. Other revenue, which consists mainly of telecommunications, parking, spa, and golf fees, experienced a slight increase of $416,000. In addition, in the 2012 period, hotel revenue increased by $1.2 million and $9.8 million related to the acquisition of WorldQuest condominium properties in March 2011 and the assignment to us of the remaining 11% ownership interest in a joint venture which previously held a hotel property under a triple-net lease in December 2011, respectively. Rental income from the triple-net operating lease decreased $2.7 million for the same reason. Asset management fees and other were $152,000 and $148,000 for the 2012 period and the 2011 period, respectively.

Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $10.1 million in direct expenses and $11.8 million in indirect expenses and management fees in the 2012 period. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues and higher sales and marketing expenses. In addition, WorldQuest condominium properties and the consolidation of the previously mentioned triple-net lease hotel property contributed $792,000 and $8.2 million, respectively, to the increase in total hotel operating expenses during the 2012 period. Direct expenses were 29.5% and 29.4% of total hotel revenue for the 2012 period and the 2011 period, respectively.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $24,000 for the 2012 period to $22.7 million. The increase is primarily due to a) a $1.4 million increase in property taxes resulting from refunds and reductions in the 2011 period related to successful appeals and increased property value assessments related to certain hotels in the 2012 period and b) a gain of $244,000 recognized on an insurance settlement in 2011. These increases were partially offset by decreased insurance expense of $1.6 million resulting from lower premiums for insurance policies.

Depreciation and Amortization. Depreciation and amortization increased $2.7 million for the 2012 period compared to the 2011 period primarily due to capital improvements made at certain hotel properties since June 30, 2011.

Impairment Charges. In the second quarter of 2012, we recognized an impairment charge of $4.1 million related to our Hilton hotel property in Tucson, Arizona. In addition, we recorded credits to impairment charges of $187,000 and $4.7 million for the 2012 period and 2011 period, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.

Transaction Acquisition Costs. In 2011, we recorded a net credit to transaction acquisition costs of $818,000. We were reimbursed $1.2 million by the joint venture relating to certain costs for the acquisition of a 71.74% interest in PIM Highland JV and incurred an additional $135,000 for the acquisition. In addition, we incurred $271,000 for the acquisition of real estate and other rights in the WorldQuest Resort condominium project.

Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $2.7 million to $22.2 million for the 2012 period compared to $24.9 million for the 2011 period. This decrease was primarily attributable to $6.9 million in legal costs associated with a litigation settlement in 2011, which was partially offset by a $4.0 million increase in non-cash equity-based compensation primarily due to the higher expense recognized on restricted stock/unit-based awards granted in 2012 and 2011 at a higher cost per share.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures. We recorded equity in earnings (loss) of unconsolidated joint ventures of ($10.3 million) and $25.8 million for the 2012 period and the 2011 period, respectively. Included in the 2011 period was a gain of $75.4 million recognized by PIM Highland JV at acquisition, of which our share was $43.2 million, and $18.3 million of transaction costs recorded for the acquisition. Excluding the gain and transaction costs, our equity loss would have been $4.3 million for the 2011 period.

Interest Income. Interest income was $54,000 and $59,000 for the 2012 period and the 2011 period, respectively.

Other Income. Other income was $14.3 million and $66.2 million for the 2012 period and the 2011 period, respectively. Income from the non-hedge interest rate swaps, floors, and flooridors accounted for $15.9 million and $36.2 million of the 2012 period and the 2011 period, respectively. This decrease is primarily attributable to derivatives that have expired since December 31, 2010. For the 2012 period, other income included $1.7 million of realized loss on investments in securities and other. For the 2011 period, other income included a gain of $30.0 million recognized from a litigation settlement.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $2.4 million to $71.8 million for the 2012 period from $69.4 million for the 2011 period. The increase is primarily due to an increase in weighted average interest rate and increased amortization of loan costs of $311,000.

Unrealized Gain on Investments. Unrealized gain on investments of $3.4 million and $39,000 for the 2012 period and the 2011 period, respectively, are based on closing market prices or, if derivatives, overall security market fluctuations.

Unrealized Loss on Derivatives. For the 2012 period, we recorded an unrealized loss of $17.4 million, consisting of $15.7 million related to interest-rate derivatives and $1.7 million related to credit default swaps. In the 2011 period, we recorded an unrealized loss of $34.6 million related to interest-rate derivatives. The fair value of interest-rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps, which we entered into in August 2011, is based on the change in value of CMBX indices.

Income Tax Expense. We recorded income tax expense of $2.2 million and $1.3 million for the 2012 period and the 2011 period, respectively. The increase in income tax expense is primarily due to increased profitability in our two largest TRS subsidiaries. In addition, during the second quarter, we incurred incremental deferred tax expense in order to record a valuation allowance to fully reserve the deferred tax asset for one of our TRS subsidiaries. As a result of large consolidated pretax losses in 2009 and 2010, we believe that it is more likely than not this subsidiary's net deferred tax will not be realized.

Loss from Discontinued Operations. No hotels were considered discontinued operations for the 2012 period. For the 2011 period, loss from discontinued operations was $3.8 million related to four hotel properties, which included a net gain of $3.0 million related to sales of the JW Marriott San Francisco in California, the Hilton Rye Town in New York, and the Hampton Inn Houston in Texas, which were sold in the first quarter of 2011, and an impairment charge of $6.2 million related to the Hampton Inn hotel in Jacksonville, Florida, which was sold in the third quarter of 2011.

(Income) Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated joint ventures were allocated (income) loss of $224,000 and ($1.4 million) during the 2012 period and the 2011 period, respectively. In the 2011 period, we recorded a gain of $2.1 million from the sale of the Hampton Inn hotel in Houston, Texas, that was held by a joint venture.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net (income) loss of $4.2 million and ($1.7 million) in the 2012 period and the 2011 period, respectively. Redeemable noncontrolling interests represented ownership interests of 12.4% in the operating partnership at both June 30, 2012 and June 30, 2011. The decrease was primarily due to the issuance of additional shares of our common stock and grants of equity-based compensation since June 30, 2011.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE-SHEET ARRANGEMENTS

There have been no material changes since December 31, 2011, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K. We currently have no off-balance-sheet arrangements with any party nor do we anticipate any such arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012. There have been no material changes in these critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued accounting guidance to clarify how to determine whether a reporting entity should derecognize the in-substance real estate upon loan defaults when it ceases to have a controlling interest in a subsidiary that is in-substance real estate. Under this guidance, a reporting entity would not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related non-recourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. We will adopt the new derecognition requirements when a derecognition event occurs and do not expect the adoption will have a material impact on our financial position and results of operations.

In December 2011, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities-borrowing and securities-lending arrangements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We do not expect any material impact on our financial position and results of operations from the adoption of this accounting guidance but will make the required additional disclosures upon adoption.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO, and Adjusted FFO are made to assist our investors in evaluating our operating performance.

EBITDA is defined as net income (loss) attributable to the Company before interest expense, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, impairment of assets, and noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as gains or losses on sales of properties, write-off of loan costs, premiums, and exit fees, acquisition-related costs, non-cash items, and various other items which are detailed in the following table. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(5,940)	$(7,262)	$(30,493)	$36,620
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(54)	(438)	224	(1,369)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,180	3,389	4,238	(1,729)
Net income (loss) attributable to the Company	(4,814)	(4,311)	(26,031)	33,522
Interest income	(22)	(23)	(54)	(59)
Interest expense and amortization of loan costs	36,239	34,346	71,090	69,162
Depreciation and amortization	33,434	32,402	67,017	64,563
Impairment charges	4,025	1,921	3,933	1,581
Income tax expense	1,366	285	2,245	1,414
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,180)	(3,389)	(4,238)	1,729
Equity in (earnings) loss of unconsolidated joint ventures	(23)	2,301	10,281	(25,824)
Company's portion of EBITDA of unconsolidated joint ventures	25,116	21,864	39,680	67,909
EBITDA	94,141	85,396	163,923	213,997
Amortization of unfavorable management contract liabilities	(565)	(565)	(1,129)	(1,129)
Gain on sale/disposition of properties	—	(158)	—	(2,961)
Non-cash gain on insurance settlements	—	(1,157)	—	(1,157)
Write-off of loan costs, premiums, and exit fees, net	—	—	—	948
Other income (1)	(6,703)	(18,157)	(14,317)	(66,160)
Transaction acquisition costs	—	406	—	(818)
Legal costs related to litigation settlements (2)	1,467	1,375	1,707	6,875
Unrealized gain on investments	(1,628)	(39)	(3,413)	(39)
Unrealized loss on derivatives	7,458	17,733	17,399	34,550
Equity-based compensation	4,223	3,546	9,369	5,360
Company's portion of adjustments to EBITDA of unconsolidated joint ventures	49	1,217	144	(39,794)
Adjusted EBITDA	$98,442	$89,597	$173,683	$149,672

(1)
Other income primarily consisting of income from interest rate derivatives in both periods, net realized loss on investments in securities and other in 2012, and a $30 million gain from a litigation settlement in 2011 are excluded from Adjusted EBITDA.

(2)	Legal costs associated with litigation settlements are excluded from Adjusted EBITDA.

Funds From Operations (“FFO”) is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and noncontrolling interests in the operating partnership. Adjustments for unconsolidated joint ventures are calculated to reflect funds from operations on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO ("AFFO") excludes write-off of loan costs, premiums, and exit fees, acquisition-related costs, dividends on our Series B-1 preferred stock, which was outstanding during the quarter-ended June 30, 2011, non-cash items, our share of adjustments to FFO related to unconsolidated joint ventures, and various other items as detailed in the following table. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO available to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(5,940)	$(7,262)	$(30,493)	$36,620
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(54)	(438)	224	(1,369)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,180	3,389	4,238	(1,729)
Preferred dividends	(8,490)	(24,771)	(16,822)	(31,326)
Net income (loss) attributable to common shareholders	(13,304)	(29,082)	(42,853)	2.196
Depreciation and amortization of real estate	33,374	32,340	66,892	64,439
Impairment charges	4,025	1,921	3,933	1,581
Gain on sale/disposition of properties	—	(158)	—	(2,961)
Non-cash gain on insurance settlements	—	(1,157)	—	(1,157)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,180)	(3,389)	(4,238)	1,729
Equity in (earnings) loss of unconsolidated joint ventures	(23)	2,301	10,281	(25,824)
Company's portion of FFO of unconsolidated joint ventures	12,955	9,974	15,410	(999)
FFO available to common shareholders	35,847	12,750	49,425	39,004
Dividends on convertible preferred stock	—	350	—	1,374
Write-off of loan costs, premiums, and exit fees, net	—	—	—	948
Transaction acquisition costs	—	406	—	(818)
Legal costs related to litigation settlements (2)	1,467	1,375	1,707	6,875
Other income (1)	1,303	—	1,681	(30,000)
Unrealized gain on investments	(1,628)	(39)	(3,413)	(39)
Unrealized loss on derivatives	7,458	17,733	17,399	34,550
Non-cash dividends on Series B-1 preferred stock	—	17,363	—	17,363
Equity-based compensation adjustment for modified employment terms	(511)	—	480	—
Company's portion of adjustments to FFO of unconsolidated joint ventures	49	1,217	144	14,278
Adjusted FFO available to common shareholders	$43,985	$51,155	$67,423	$83,535

(1) Other income in 2012 primarily represents net realized loss on investments in securities and other which is excluded from Adjusted FFO.
Other income in 2011 represents a gain from a litigation settlement which is excluded from Adjusted FFO.

(2)	Legal costs associated with litigation settlements are excluded from Adjusted FFO.

HOTEL PORTFOLIO

The following table presents certain information related to our hotel properties as of June 30, 2012:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100%	150
Embassy Suites	Herndon, VA	Full service	150	100%	150
Embassy Suites	Las Vegas, NV	Full service	220	100%	220
Embassy Suites	Syracuse, NY	Full service	215	100%	215
Embassy Suites	Flagstaff, AZ	Full service	119	100%	119
Embassy Suites	Houston, TX	Full service	150	100%	150
Embassy Suites	West Palm Beach, FL	Full service	160	100%	160
Embassy Suites	Philadelphia, PA	Full service	263	100%	263
Embassy Suites	Walnut Creek, CA	Full service	249	100%	249
Embassy Suites	Arlington, VA	Full service	267	100%	267
Embassy Suites	Portland, OR	Full service	276	100%	276
Embassy Suites	Santa Clara, CA	Full service	257	100%	257
Embassy Suites	Orlando, FL	Full service	174	100%	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100%	119
Hilton	Houston, TX	Full service	243	100%	243
Hilton	St. Petersburg, FL	Full service	333	100%	333
Hilton	Santa Fe, NM	Full service	157	100%	157
Hilton	Bloomington, MN	Full service	300	100%	300
Hilton	Washington DC	Full service	544	75%	408
Hilton	Costa Mesa, CA	Full service	486	100%	486
Hilton	Tucson, AZ	Full service	428	100%	428
Homewood Suites	Mobile, AL	Select service	86	100%	86
Hampton Inn	Lawrenceville, GA	Select service	86	100%	86
Hampton Inn	Evansville, IN	Select service	141	100%	141
Hampton Inn	Terre Haute, IN	Select service	112	100%	112
Hampton Inn	Buford, GA	Select service	92	100%	92
Marriott	Durham, NC	Full service	225	100%	225
Marriott	Arlington, VA	Full service	697	100%	697
Marriott	Seattle, WA	Full service	358	100%	358
Marriott	Bridgewater, NJ	Full service	347	100%	347
Marriott	Plano, TX	Full service	404	100%	404
Marriott	Dallas, TX	Full service	266	100%	266
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100%	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100%	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100%	90
SpringHill Suites by Marriott	Buford, GA	Select service	96	100%	96
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100%	162
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100%	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100%	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100%	120
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100%	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100%	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100%	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100%	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	87	100%	87
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100%	388

Courtyard by Marriott	Bloomington, IN	Select service	117	100%	117
Courtyard by Marriott	Columbus, IN	Select service	90	100%	90
Courtyard by Marriott	Louisville, KY	Select service	150	100%	150
Courtyard by Marriott	Crystal City, VA	Select service	272	100%	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100%	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100%	168
Courtyard by Marriott	Palm Desert, CA	Select service	151	100%	151
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100%	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100%	154
Courtyard by Marriott	Philadelphia, PA	Select service	498	100%	498
Courtyard by Marriott	Seattle, WA	Select service	250	100%	250
Courtyard by Marriott	San Francisco, CA	Select service	405	100%	405
Courtyard by Marriott	Orlando, FL	Select service	312	100%	312
Courtyard by Marriott	Oakland, CA	Select service	156	100%	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100%	180
Courtyard by Marriott	Plano, TX	Select service	153	100%	153
Courtyard by Marriott	Edison, NJ	Select service	146	100%	146
Courtyard by Marriott	Newark, CA	Select service	181	100%	181
Courtyard by Marriott	Manchester, CT	Select service	90	85%	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100%	235
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100%	210
Marriott Residence Inn	Evansville, IN	Select service	78	100%	78
Marriott Residence Inn	Orlando, FL	Select service	350	100%	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100%	159
Marriott Residence Inn	San Diego, CA	Select service	150	100%	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100%	144
Marriott Residence Inn	Palm Desert, CA	Select service	130	100%	130
Marriott Residence Inn	Las Vegas, NV	Select service	256	100%	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100%	200
Marriott Residence Inn	Plano, TX	Select service	126	100%	126
Marriott Residence Inn	Newark, CA	Select service	168	100%	168
Marriott Residence Inn	Manchester, CT	Select service	96	85%	82
Marriott Residence Inn Buckhead	Atlanta, GA	Select service	150	100%	150
Marriott Residence Inn	Jacksonville, FL	Select service	120	100%	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100%	144
One Ocean	Atlantic Beach, FL	Full service	193	100%	193
Sheraton Hotel	Langhorne, PA	Full service	187	100%	187
Sheraton Hotel	Minneapolis, MN	Full service	222	100%	222
Sheraton Hotel	Indianapolis, IN	Full service	371	100%	371
Sheraton Hotel	Anchorage, AK	Full service	370	100%	370
Sheraton Hotel	San Diego, CA	Full service	260	100%	260
Hyatt Regency	Coral Gables, FL	Full service	242	100%	242
Crowne Plaza	Beverly Hills, CA	Full service	260	100%	260
Annapolis Historic Inn	Annapolis, MD	Full service	124	100%	124
Air Rights/Ground Lease Properties
Doubletree Guest Suites	Columbus, OH	Full service	194	100%	194
Hilton	Ft. Worth, TX	Full service	294	100%	294
Hilton	La Jolla, CA	Full service	394	75%	296
Crowne Plaza	Key West, FL	Full service	160	100%	160
Renaissance	Tampa, FL	Full service	293	100%	293
Total			20,656		20,395

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments and our derivatives portfolio that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. There have been no material changes to the below analysis since December 31, 2011.

At June 30, 2012, our total indebtedness of $2.3 billion included $481.4 million of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2012 would be approximately $1.1 million per year. Interest rate changes will have no impact on the remaining $1.8 billion of fixed-rate debt.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2012, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We primarily use interest rate derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. We have entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. Changes in fair market values of these transactions are noncash items and recorded in earnings. These interest rate derivatives have resulted in total income of approximately $212.0 million from their inception in 2008 through June 30, 2012. Based on the LIBOR rates in effect on June 30, 2012, these derivatives are expected to result in income of approximately $16.1 million for the remainder of 2012.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At June 30, 2012, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K, filed on November 12, 2010)

12.0*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Cash Flows; and (iv) Notes to the Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Date:	August 3, 2012	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 3, 2012	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer