Form 10-Q
period 2012-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2012-11-07
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	68,159,616
(Class)	Outstanding at November 6, 2012

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets	(Unaudited)
Investment in hotel properties, net	$2,911,638	$2,957,899
Cash and cash equivalents	146,393	167,609
Restricted cash	76,878	84,069
Accounts receivable, net of allowance of $224 and $212, respectively	35,399	28,623
Inventories	2,369	2,371
Notes receivable	11,297	11,199
Investment in unconsolidated joint ventures	161,873	179,527
Investments in securities and other	24,298	21,374
Deferred costs, net	16,581	17,421
Prepaid expenses	11,304	11,308
Derivative assets	14,247	37,918
Other assets	5,773	4,851
Intangible asset, net	2,743	2,810
Due from third-party hotel managers	64,239	62,747
Total assets	$3,485,032	$3,589,726
Liabilities and Equity
Liabilities:
Indebtedness	$2,312,208	$2,362,458
Accounts payable and accrued expenses	100,285	82,282
Dividends payable	18,259	16,941
Unfavorable management contract liabilities	11,918	13,611
Due to related party, net	2,456	2,569
Due to third-party hotel managers	2,035	1,602
Liabilities associated with investments in securities and other	3,028	2,246
Other liabilities	5,938	5,400
Total liabilities	2,456,127	2,487,109

Redeemable noncontrolling interests in operating partnership	129,918	112,796

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at September 30, 2012 and 1,487,900 shares issued and outstanding at December 31, 2011	17	15
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at September 30, 2012 and 8,966,797 shares issued and outstanding at December 31, 2011	95	90
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued, 68,159,616 and 68,032,289 shares outstanding, respectively	1,249	1,249
Additional paid-in capital	1,762,755	1,746,259
Accumulated other comprehensive loss	(283)	(184)
Accumulated deficit	(716,316)	(609,272)
Treasury stock, at cost (56,737,149 shares and 56,864,476 shares, respectively)	(164,846)	(164,796)
Total shareholders’ equity of the Company	882,717	973,407
Noncontrolling interests in consolidated joint ventures	16,270	16,414
Total equity	898,987	989,821
Total liabilities and equity	$3,485,032	$3,589,726
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE	(Unaudited)		(Unaudited)
Rooms	$184,966	$169,145	$553,702	$508,934
Food and beverage	35,034	33,486	121,151	113,135
Rental income from operating leases	—	1,304	—	4,008
Other	10,069	10,583	30,084	30,182
Total hotel revenue	230,069	214,518	704,937	656,259
Asset management fees and other	100	69	252	217
Total Revenue	230,169	214,587	705,189	656,476
EXPENSES
Hotel operating expenses:
Rooms	42,677	39,863	125,268	116,114
Food and beverage	25,911	25,155	83,311	78,757
Other expenses	72,121	68,351	217,182	202,753
Management fees	9,378	8,466	28,576	26,509
Total hotel operating expenses	150,087	141,835	454,337	424,133
Property taxes, insurance, and other	11,876	12,297	34,556	34,953
Depreciation and amortization	34,200	33,776	102,739	99,580
Impairment charges	(5,066)	(92)	(1,133)	(4,748)
Gain on insurance settlements	—	—	—	(1,905)
Transaction acquisition costs	—	27	—	(791)
Corporate, general, and administrative	10,851	9,094	33,027	33,982
Total Operating Expenses	201,948	196,937	623,526	585,204
OPERATING INCOME	28,221	17,650	81,663	71,272
Equity in earnings (loss) of unconsolidated joint ventures	(7,373)	(6,228)	(17,654)	19,596
Interest income	30	11	84	70
Other income	8,671	17,349	22,988	83,509
Interest expense and amortization of loan costs	(37,540)	(34,530)	(109,334)	(103,916)
Write-off of premiums, loan costs, and exit fees	—	(729)	—	(729)
Unrealized gain (loss) on investments	(48)	(352)	3,365	(314)
Unrealized loss on derivatives	(9,353)	(16,727)	(26,753)	(51,276)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(17,392)	(23,556)	(45,641)	18,212
Income tax expense	(639)	(1,077)	(2,884)	(2,407)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(18,031)	(24,633)	(48,525)	15,805
Loss from discontinued operations	—	(351)	—	(4,170)
NET INCOME (LOSS)	(18,031)	(24,984)	(48,525)	11,635
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	219	832	444	(537)
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,665	2,935	6,902	1,207
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(15,147)	(21,217)	(41,179)	12,305
Preferred dividends	(8,490)	(7,415)	(25,312)	(38,741)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(23,637)	$(28,632)	$(66,491)	$(26,436)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Basic:
Loss from continuing operations attributable to common shareholders	$(0.35)	$(0.43)	$(0.99)	$(0.37)
Loss from discontinued operations attributable to common shareholders	—	—	—	(0.07)
Loss attributable to common shareholders	$(0.35)	$(0.43)	$(0.99)	$(0.44)
Weighted average common shares outstanding – basic	67,659	66,801	67,484	60,601
Diluted:
Loss from continuing operations attributable to common shareholders	$(0.35)	$(0.43)	$(0.99)	$(0.37)
Loss from discontinued operations attributable to common shareholders	—	—	—	(0.07)
Loss attributable to common shareholders	$(0.35)	$(0.43)	$(0.99)	$(0.44)
Weighted average common shares outstanding – diluted	67,659	66,801	67,484	60,601

Dividends declared per common share	$0.11	$0.10	$0.33	$0.30

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$(15,147)	$(20,906)	$(41,179)	$16,862
Loss from discontinued operations, net of tax	—	(311)	—	(4,557)
Preferred dividends	(8,490)	(7,415)	(25,312)	(38,741)
Net loss attributable to common shareholders	$(23,637)	$(28,632)	$(66,491)	$(26,436)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income (loss)	$(18,031)	$(24,984)	$(48,525)	$11,635
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(28)	—	(138)	(16)
Reclassification to interest expense	2	161	26	553
Total other comprehensive income (loss)	(26)	161	(112)	537
Comprehensive income (loss)	(18,057)	(24,823)	(48,637)	12,172
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	219	800	444	(645)
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,666	2,921	6,915	1,155
Comprehensive income (loss) attributable to the Company	$(15,172)	$(21,102)	$(41,278)	$12,682

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Preferred Stock								Additional Paid In Capital		Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interests In Consolidated Joint Ventures		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts		Total
Balance at January 1, 2012	1,488	$15	8,967	$90	4,630	$46	124,897	$1,249	$1,746,259	$(609,272)	$(184)	(56,864)	$(164,796)	$16,414	$989,821	$112,796
Equity-based Compensation	—	—	—	—	—	—	—	—	2,255	—	—	—	—	—	2,255	11,491
Forfeitures of Restricted Common Shares	—	—	—	—	—	—	—	—	63	—	—	(77)	(606)	—	(543)	—
Issuance of Restricted Shares/Units	—	—	—	—	—	—	—	—	(556)	—	—	204	556	—	—	64
Issuances of Preferred Shares	169	2	502	5	—	—	—	—	15,975	—	—	—	—	—	15,982	—
Dividends Declared- Common Shares	—	—	—	—	—	—	—	—	—	(22,496)	—	—	—	—	(22,496)	—
Dividends Declared- Preferred Shares- Series A	—	—	—	—	—	—	—	—	—	(2,631)	—	—	—	—	(2,631)	—
Dividends Declared- Preferred Shares- Series D	—	—	—	—	—	—	—	—	—	(14,868)	—	—	—	—	(14,868)	—
Dividends Declared – Preferred Shares- Series E	—	—	—	—	—	—	—	—	—	(7,813)	—	—	—	—	(7,813)	—
Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	—	—	—	—	(122)	—	—	—	(122)	(16)
Reclassification to Interest Expense	—	—	—	—	—	—	—	—	—	—	23	—	—	—	23	3
Contributions from Noncontrolling Interests	—	—	—	—	—	—	—	—	—	—	—	—	—	300	300	—
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,816)
Redemption Value Adjustment	—	—	—	—	—	—	—	—	—	(18,057)	—	—	—	—	(18,057)	18,057
Unvested Operating Partnership Units Adjustment	—	—	—	—	—	—	—	—	(1,241)	—	—	—	—	—	(1,241)	1,241
Net Loss	—	—	—	—	—	—	—	—	—	(41,179)	—	—	—	(444)	(41,623)	(6,902)
Balance at September 30, 2012	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,762,755	$(716,316)	$(283)	(56,737)	$(164,846)	$16,270	$898,987	$129,918

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities	(Unaudited)
Net income (loss)	$(48,525)	$11,635
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	102,739	99,972
Impairment charges	(1,133)	1,488
Gain on insurance settlements	—	(1,905)
Amortization of loan costs, write-off of loan costs, and exit fees	4,289	5,209
Equity in (earnings) loss of unconsolidated joint ventures	17,654	(19,596)
Income from financing derivatives	(23,988)	(54,362)
Gain on disposition of hotel properties	—	(2,650)
Realized and unrealized (gains) losses on trading securities	(2,273)	1,091
Purchases of trading securities	(43,418)	(20,000)
Sales of trading securities	43,184	—
Net settlement of trading derivatives	(2,718)	—
Unrealized loss on derivatives	26,753	51,276
Equity-based compensation	13,701	8,428
Changes in operating assets and liabilities:
Restricted cash	7,191	(10,812)
Accounts receivable and inventories	(7,365)	(6,292)
Prepaid expenses and other assets	(892)	(870)
Accounts payable and accrued expenses	23,940	10,246
Due to/from related parties	(113)	(563)
Due to/from third-party hotel managers	(1,059)	(7,342)
Other liabilities	(1,156)	(562)
Net cash provided by operating activities	106,811	64,391

Cash Flows from Investing Activities
Proceeds from payments of notes receivable	5,154	22,550
Net proceeds from sales of hotel properties	—	154,015
Investment in unconsolidated joint venture	—	(145,328)
Acquisition of condominium properties	—	(12,000)
Improvements and additions to hotel properties	(62,587)	(45,875)
Insurance proceeds	—	748
Net cash used in investing activities	(57,433)	(25,890)

Cash Flows from Financing Activities
Borrowings on indebtedness	135,000	25,000
Repayments of indebtedness and capital leases	(188,914)	(205,996)
Payments of deferred loan costs	(3,665)	(3,642)
Payments of dividends	(53,305)	(37,074)
Payments for derivatives	(137)	—
Cash income from derivatives	24,081	54,563
Issuance of common stock	—	—
Issuances of preferred stock	15,982	80,788
Issuances of treasury stock	—	86,072
Contributions from noncontrolling interests in consolidated joint ventures	300	—
Distributions to noncontrolling interests in consolidated joint ventures	—	(3,000)
Repurchase of Series B-1 preferred stock	—	(72,986)
Other	64	970
Net cash used in financing activities	(70,594)	(75,305)

Net decrease in cash and cash equivalents	(21,216)	(36,804)
Cash and cash equivalents at beginning of period	167,609	217,690
Cash and cash equivalents at end of period	$146,393	$180,886
Supplemental Cash Flow Information
Interest paid	$102,445	$102,251
Income taxes paid	$166	$1,940
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$3,664	$3,234
Asset contributed to unconsolidated joint venture	$—	$15,000

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business

Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford”), is a self-advised real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity, and debt. We commenced operations in August 2003 with the acquisition of six hotels in connection with our initial public offering. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership ("AHLP"), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Hospitality Trust, Inc., serves as the sole general partner of our operating partnership. In this report, terms such as the "Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.

As of September 30, 2012, we owned interests in the following hotel properties (all located in the United States) and notes receivable:

•
96 consolidated hotel properties ("legacy hotel properties"), including 92 directly owned and four owned through majority-owned investments in consolidated joint ventures, which represents 20,656 total rooms (or 20,395 net rooms excluding those attributable to our joint venture partners),

•
28 hotel properties owned through a 71.74% common equity interest and a 50.0% preferred equity interest in an unconsolidated joint venture (“PIM Highland JV”), which represents 8,084 total rooms (or 5,800 net rooms excluding those attributable to our joint venture partner),

•	94 hotel condominium units at WorldQuest Resort in Orlando, Florida, and

•	a mezzanine loan with a carrying value of $3.2 million and a note with the city of Philadelphia, Pennsylvania of $8.1 million.

For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2012, our 96 legacy hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of September 30, 2012, the 28 hotel properties owned by our unconsolidated joint venture, PIM Highland JV, are leased to its wholly owned subsidiary that is treated as a taxable REIT subsidiary for federal income tax purposes.

As of September 30, 2012, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Archie Bennett, Jr., our Chairman, and Mr. Monty J. Bennett, our Chief Executive Officer, managed 45 of our 96 legacy hotel properties, 21 of the 28 PIM Highland JV hotel properties, and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.

2.	Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford, its majority-owned subsidiaries, and its majority-owned joint ventures in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2011 Annual Report to Shareholders on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012 and March 26, 2012, respectively.

The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
Marriott International, Inc. (“Marriott”) manages 40 of our legacy hotel properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and 16 weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the third quarters of 2012 and 2011 ended September 7 and September 9, respectively.

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

Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property's net book value exceeds its estimated fair value. In the second quarter of 2012, we recognized an impairment charge of $4.1 million related to the Hilton hotel in Tucson, Arizona, which reduced its carrying value to $19.7 million and represented our estimate of its fair value. No other impairment charges were recorded for investment in hotel properties included in continuing operations for the three and nine months ended September 30, 2012 and 2011.

Notes Receivable – Mezzanine loan financing, classified as notes receivable, represents loans held for investment and intended to be held to maturity. Accordingly, these notes are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three and nine months ended September 30, 2012 and 2011.

Variable interest entities (“VIEs”), as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIEs do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at September 30, 2012 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. Although the note receivable is considered to be a variable interest in the entity that owns the related hotel, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

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

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable judgment and estimates. No impairment charges were recorded during the three and nine months ended September 30, 2012 and 2011. Valuation adjustments of $5.1 million and $5.3 million on previously impaired notes were credited to impairment charges during the three and nine months

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ended September 30, 2012, respectively. Valuation adjustments of $92,000 and $4.7 million on previously impaired notes were credited to impairment charges during the three and nine months ended September 30, 2011, respectively.

Investments in Unconsolidated Joint Ventures – Investments in unconsolidated joint ventures, in which we have ownership interests ranging from 14.4% to 71.74%, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint ventures' net income (loss). We review investments in our unconsolidated joint ventures for impairment in each reporting period. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint ventures. No such impairments were recorded in the three and nine months ended September 30, 2012 and 2011.

Our investments in unconsolidated joint ventures are considered to be variable interests in the underlying entities. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that the VIE operates as designed, and (iii) an obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct our unconsolidated joint ventures’ activities and operations, we are not considered to be the primary beneficiary of these joint ventures. Although we have a 71.74% majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $161.9 million at September 30, 2012 based on our share of the joint venture’s equity. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

Assets Held for Sale and Discontinued Operations – We classify assets as held for sale when management has obtained a firm commitment from a buyer and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property when we no longer hold legal title to the property/subsidiary. When deconsolidating a property/subsidiary, we recognize a gain or loss in net income measured as the difference between the combined fair values of any consideration received plus any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.

During the three and nine months ended September 30, 2011, assets held for sale and discontinued operations included four hotel properties sold in 2011. The JW Marriott San Francisco in California, the Hilton Rye Town in New York, and the Hampton Inn Houston in Texas were sold in the first quarter of 2011 and the Hampton Inn hotel in Jacksonville, Florida, was sold in the third quarter of 2011. The nine months ended September 30, 2011 included an impairment charge of $6.2 million related to the Hampton Inn hotel in Jacksonville, Florida and a net gain of $2.6 million related to sales of these hotels. There were no assets held for sale as of September 30, 2012 and no discontinued operations for the three and nine months ended September 30, 2012.

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

Recently Adopted Accounting Standards – In May 2011, the FASB issued accounting guidance for common fair value measurement and disclosure requirements. The guidance requires disclosures of (i) quantitative information about the significant unobservable inputs used for Level 3 measurements; (ii) description of the valuation processes surrounding Level 3 measurements; (iii) narrative description of the sensitivity of recurring Level 3 measurements to unobservable inputs; (iv) hierarchy classification for items whose fair value is only disclosed in the footnotes; and (v) any transfers between Level 1 and 2 of the fair value hierarchy. The new accounting guidance is effective during interim and annual periods beginning after December 15, 2011. We have adopted this accounting guidance and provided the additional required disclosures in Notes 10, 11, and 12. The adoption of this accounting guidance did not affect our financial position or results of operations.

In December 2011, the FASB issued accounting guidance to clarify how to determine whether a reporting entity should derecognize the in-substance real estate upon loan defaults when it ceases to have a controlling interest in a subsidiary that is in-substance real estate. Under this guidance, a reporting entity would not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related non-recourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. We adopted this accounting guidance during the third quarter of 2012. The impact on our financial position and result of operations of adopting the new derecognition requirements was to include the real estate, debt, and results of operations of our Hilton hotel in Tucson, Arizona in our consolidated balance sheet and statements of operations as of and for the three and nine months ended September 30, 2012, although the hotel was transferred to a court appointed receiver on August 15, 2012.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Issued Accounting Standards – In December 2011, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master-netting arrangement. This scope includes financial instruments, derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities-borrowing and securities-lending arrangements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We do not expect any material impact on our financial position and results of operations from the adoption of this accounting guidance but will provide the required additional disclosures upon adoption.

Reclassifications – Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2011 have been reclassified to conform with the 2012 presentation. These reclassifications have no effect on our cash flows, equity, or net income (loss) previously reported.

3.	Summary of Significant Transactions

Credit Facility Capacity Expansion - On February 21, 2012, we expanded our borrowing capacity under our $105.0 million senior credit facility to an aggregate $145.0 million and on September 24, 2012, we further expanded our borrowing capacity to an aggregate $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. As part of the expansion an additional bank has been added to the bank line up in the senior credit facility.

At-the-Market Preferred Stock Offering – On March 2, 2012, we commenced issuances of preferred stock under our at-the-market (“ATM”) program with an investment banking firm pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. There were no issuances during the third quarter of 2012. During the nine months ended September 30, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. Such proceeds, net of commissions and other expenses, were $16.0 million for the nine months ended September 30, 2012.

Refinanced our $167.2 Million Mortgage Loan - On May 9, 2012, we refinanced our $167.2 million mortgage loan, due May 2012, and having an interest rate of LIBOR plus 1.65%, with a $135.0 million mortgage loan, due May 2014, and having an interest rate of LIBOR plus 6.50%. As a result, our Doubletree Guest Suites hotel property in Columbus, Ohio, which was one of ten hotels securing our $167.2 million mortgage loan, is no longer encumbered as nine hotels secure our $135.0 million mortgage loan.

Appointment of Receivership for our Hilton Hotel in Tucson, Arizona - During the second quarter of 2012 we determined that this hotel was not to be held long-term as operating cash flows were not anticipated to cover principal and interest payments of the related $19.7 million debt secured by this hotel. In addition, regarding this loan, we ceased making principal and interest payments after July 31, 2012. Based on our assessment, which included marketing this hotel for sale, we concluded that the carrying value of this asset would not be recoverable. Consequently, in the second quarter of 2012, we recognized an impairment charge of $4.1 million related to this hotel, which reduced its carrying value to $19.7 million and represented our estimate of its fair value. The impairment charge was based on methodologies discussed in Note 2, which are considered Level 3 valuation techniques. Effective August 15, 2012, via a consensual foreclosure with our lender, a receiver appointed by Pima County Superior Court in Arizona completed taking possession and full control of this hotel. The real estate, debt, and results of operations of this hotel will continue to be included in continuing operations in our consolidated balance sheets and statements of operations until the property is sold.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Investments in Hotel Properties

Investments in hotel properties consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Land	$486,458	$487,184
Buildings and improvements	2,794,293	2,779,828
Furniture, fixtures, and equipment	313,610	276,292
Construction in progress	9,494	5,841
Condominium properties	12,698	12,661
Total cost	3,616,553	3,561,806
Accumulated depreciation	(704,915)	(603,907)
Investment in hotel properties, net	$2,911,638	$2,957,899

5.	Notes Receivable

As of September 30, 2012 and December 31, 2011, in connection with the restructuring of a joint venture, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018.

In addition, as of September 30, 2012 and December 31, 2011, we had one mezzanine loan receivable with a net carrying value of $3.2 million and $3.1 million, respectively, net of a valuation allowance of $8.4 million and $8.7 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.

6.	Investment in Unconsolidated Joint Ventures

Effective March 10, 2011, PIM Highland JV, a 28-hotel-property portfolio, became an investment in unconsolidated joint venture when we acquired a 71.74% common equity interest and a $25.0 million, or 50%, preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Although we have majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $161.9 million and $179.5 million at September 30, 2012 and December 31, 2011, respectively. Upon its inception in 2011, PIM Highland JV recognized a gain of $82.1 million (which was finalized in the fourth quarter of 2011), of which our share was $46.3 million, related to a bargain purchase and settlement of a preexisting relationship.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables summarize the consolidated balance sheets as of September 30, 2012 and December 31, 2011 and the consolidated statements of operations for the three and nine months ended September 30, 2012, the three months ended September 30, 2011, and the period from March 10, 2011 (inception) through September 30, 2011 of the PIM Highland JV (in thousands):

PIM Highland JV
Consolidated Balance Sheets
	September 30, 2012	December 31, 2011

Total Assets	$1,381,313	$1,400,264

Total Liabilities	1,136,681	1,132,977
Members' equity	244,632	267,287
Total liabilities and members' equity	$1,381,313	$1,400,264

Our ownership interest in PIM Highland JV	$161,873	$179,527

PIM Highland JV
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,	Period From March 10 to September 30,
	2012	2011	2012	2011

Total revenue	$100,033	$97,438	$306,087	$228,912
Deprecation and amortization	(18,435)	(17,832)	(54,247)	(41,354)
Corporate, general, and administrative	(901)	(849)	(2,974)	(1,818)
Other operating expenses	(73,361)	(73,816)	(220,712)	(182,704)
Operating income	7,336	4,941	28,154	3,036
Interest expense and amortization of loan costs	(16,013)	(15,088)	(47,379)	(33,963)
Gain recognized at acquisition (1)	—	3,634	—	79,006
Other expenses	(7)	(345)	(52)	(1,985)
Income tax expense	(914)	(546)	(3,378)	(2,352)
Net income (loss)	$(9,598)	$(7,404)	$(22,655)	$43,742

Our equity in earnings (loss) of PIM Highland JV	$(7,373)	$(6,228)	$(17,654)	$19,596
____________________________________
(1) In the fourth quarter of 2011, upon completion of the purchase price allocation, this gain was adjusted to $82.1 million.

Additionally, as of September 30, 2012 and December 31, 2011, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Assets Held for Sale and Discontinued Operations

During the three and nine months ended September 30, 2011, discontinued operations included four hotel properties sold in 2011. The JW Marriott San Francisco in California, the Hilton Rye Town in New York, and the Hampton Inn Houston in Texas were sold in the first quarter of 2011 and the Hampton Inn hotel in Jacksonville, Florida, was sold in the third quarter of 2011. The nine months ended September 30, 2011 included an impairment charge of $6.2 million related to the Hampton Inn hotel in Jacksonville, Florida and a net gain of $2.6 million related to sales of these hotels.

The following table summarizes the operating results of the discontinued hotel properties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Hotel revenues	$—	$212	$—	$10,461
Hotel operating expenses	—	(140)	—	(8,051)
Operating income	—	72	—	2,410
Property taxes, insurance, and other	—	(16)	—	(785)
Depreciation and amortization	—	—	—	(392)
Impairment charges	—	—	—	(6,237)
Gain (loss) on disposal of properties	—	(407)	—	2,554
Interest expense and amortization of loan costs	—	—	—	(687)
Write-off of premiums, loan costs, and exit fees	—	—	—	(948)
Loss from discontinued operations before income tax expense	—	(351)	—	(4,085)
Income tax expense	—	—	—	(85)
Loss from discontinued operations	—	(351)	—	(4,170)
Income from discontinued operations attributable to noncontrolling interest in consolidated joint venture	—	—	—	(1,031)
Loss from discontinued operations attributable to redeemable noncontrolling interest in operating partnership	—	40	—	644
Loss from discontinued operations attributable to the Company	$—	$(311)	$—	$(4,557)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.	Indebtedness

Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2012	December 31, 2011

Mortgage loan	2 hotels	Aug-13	LIBOR (1) + 2.75%	$142,667	$145,667
Mortgage loan (3)	5 hotels	Mar-14	LIBOR (1) + 4.50%	175,083	178,400
Mortgage loan (2)	9 hotels	May-14	LIBOR (1) + 6.5%	135,000	—
Mortgage loan	1 hotel	May-14	8.32%	5,350	5,476
Mortgage loan (2)	10 hotels	May-12	LIBOR (1) + 1.65%	—	167,202
Senior credit facility (4)	Various	Sep-14	LIBOR (1) + 2.75% to 3.5%	—	—
Mortgage loan (7)	1 hotel	Dec-14	Greater of 5.5% or LIBOR (1) + 3.5%	19,740	19,740
Mortgage loan	8 hotels	Dec-14	5.75%	105,246	106,863
Mortgage loan	10 hotels	Jul-15	5.22%	153,638	155,831
Mortgage loan	8 hotels	Dec-15	5.7%	97,394	98,786
Mortgage loan (5)	5 hotels	Dec-15	12.72%	153,859	151,185
Mortgage loan	5 hotels	Feb-16	5.53%	110,945	112,453
Mortgage loan	5 hotels	Feb-16	5.53%	92,007	93,257
Mortgage loan	5 hotels	Feb-16	5.53%	79,699	80,782
Mortgage loan (6)	1 hotel	Apr-17	5.91%	34,838	35,000
Mortgage loan	2 hotels	Apr-17	5.95%	127,665	128,251
Mortgage loan	3 hotels	Apr-17	5.95%	259,786	260,980
Mortgage loan	5 hotels	Apr-17	5.95%	115,071	115,600
Mortgage loan	5 hotels	Apr-17	5.95%	103,431	103,906
Mortgage loan	5 hotels	Apr-17	5.95%	157,382	158,105
Mortgage loan	7 hotels	Apr-17	5.95%	125,887	126,466
TIF loan (6)	1 hotel	Jun-18	12.85%	8,098	8,098
Mortgage loan	1 hotel	Nov-20	6.26%	102,877	103,759
Mortgage loan	1 hotel	Apr-34	Greater of 6% or Prime + 1%	6,545	6,651
Total				$2,312,208	$2,362,458
____________________________________
(1) LIBOR rates were 0.214% and 0.295% at September 30, 2012 and December 31, 2011, respectively.
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
(4) On February 21, 2012, we expanded our borrowing capacity under our $105.0 million senior credit facility to an aggregate $145.0 million and on September 24, 2012, we expanded our borrowing capacity to an aggregate $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. As part of the expansion an additional bank has been added to the bank line up in the senior credit facility. We may use up to $10.0 million for standby letters of credit.
(5) This mortgage loan includes reverse amortization of 8% on $45.0 million of the original principal balance plus 12% on the cumulative reverse amortization. Since the date at which we obtained this loan, the reverse amortization has resulted in a principal increase of $12.2 million.
(6) These loans are collateralized by the same property.
(7) As of September 30, 2012, we were in default as a result of ceasing to make debt service payments beginning in August 2012.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford or AHLP, our operating partnership, and the liabilities of such subsidiaries do not

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

constitute the obligations of Ashford or AHLP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of September 30, 2012, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended, however, we were in default on a non-recourse loan collaterlized by the Hilton hotel in Tucson, Arizona, as a result of ceasing to make debt service payments beginning in August 2012.

We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with these covenant provisions would result in us being in default on any derivative instrument obligations covered by the applicable agreement. At September 30, 2012, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was an asset of $14.2 million, consisting of interest rate derivatives.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss from continuing operations allocated to common shareholders:
Income (loss) from continuing operations attributable to the Company	$(15,147)	$(20,906)	$(41,179)	$16,862
Less: Dividends on preferred stocks	(8,490)	(7,415)	(25,312)	(38,741)
Less: Dividends on common stock	(7,443)	(6,712)	(22,281)	(18,552)
Less: Dividends on unvested restricted shares	(55)	(92)	(215)	(296)
Less: Income from continuing operations allocated to unvested shares	—	—	—	—
Undistributed loss from continuing operations	(31,135)	(35,125)	(88,987)	(40,727)
Add back: Dividends on common stock	7,443	6,712	22,281	18,552
Distributed and undistributed loss from continuing operations - basic and diluted	$(23,692)	$(28,413)	$(66,706)	$(22,175)

Loss from discontinued operations allocated to common shareholders:
Loss from discontinued operations - basic and diluted	$—	$(311)	$—	$(4,557)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted	67,659	66,801	67,484	60,601

Basic loss per share:
Loss from continuing operations allocated to common shareholders per share	$(0.35)	$(0.43)	$(0.99)	$(0.37)
Loss from discontinued operations allocated to common shareholders per share	—	—	—	(0.07)
Net loss allocated to common shareholders per share	$(0.35)	$(0.43)	$(0.99)	$(0.44)

Diluted loss per share:
Loss from continuing operations allocated to common shareholders per share	$(0.35)	$(0.43)	$(0.99)	$(0.37)
Loss from discontinued operations allocated to common shareholders per share	—	—	—	(0.07)
Net loss allocated to common shareholders per share	$(0.35)	$(0.43)	$(0.99)	$(0.44)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Due to the anti-dilutive effect, the computation of diluted loss per diluted share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$55	$91	$215	$295
Loss attributable to noncontrolling interest in operating partnership units	(2,665)	(2,896)	(6,902)	563
Dividends on Series B-1 preferred stock	—	—	—	1,374
Total	$(2,610)	$(2,805)	$(6,687)	$2,232

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	109	418	214	607
Effect of assumed conversion of operating partnership units	17,576	16,292	17,278	15,331
Effect of assumed conversion of Series B-1 preferred stock	—	—	—	3,345
Total	17,685	16,710	17,492	19,283

10.	Derivative Instruments and Hedging

Interest Rate Derivatives – We are exposed to risks arising from our business operations, economic conditions, and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. Interest rate derivatives may include interest rate swaps, caps, flooridors, and corridors. All these derivatives are subject to master netting settlement arrangements. The maturities on these instruments range from January 2013 to May 2014. To mitigate nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.

Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation.  The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments.  If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses.  The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity).  For all CMBX trades completed to date, we were the buyer of protection.  Credit default swaps are subject to master netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in market value is over $250,000. As of September 30, 2012 and December 31, 2011, credit default swaps had a net carrying value of a liability of $369,000 and $2,000, respectively, which is included in “Liabilities associated with investments in securities and other” in the consolidated balance sheets. For the three and nine months ended September 30, 2012, we recognized unrealized losses of $1.4 million and $3.1 million, respectively, that are included in “Unrealized loss on derivatives” in the consolidated statements of operations. For the three and nine months ended September 30, 2011, we recognized an unrealized gain of $1.5 million, which is included in “Unrealized loss on derivatives” in the consolidated statements of operations.

Investment in Securities and Other – We invest in public securities, including stocks and put and call options, which are considered derivatives. At September 30, 2012, we had investments in these derivatives totaling $0.9 million and liabilities of $0.6 million. At December 31, 2011, we had investments in these derivatives totaling $1.0 million and liabilities of $486,000.

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

When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2012, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.221% to 0.328% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting (4)	Total

September 30, 2012:
Assets
Derivative Assets:
Interest rate derivatives - non-hedges	$—	$24,331	$—	$—	$24,331	(1)
Interest rate derivatives - hedges	—	10	—	—	10	(1)
Put and call options	891	—	—	—	891	(2)
Non-derivative Assets:
Equity and US treasury securities	23,407	—	—	—	23,407	(2)
Total	24,298	24,341	—	—	48,639

Liabilities
Derivative Liabilities:
Interest rate derivatives - non-hedges	—	(10,094)	—	—	(10,094)	(1)
Credit default swaps	—	3,770	—	(4,139)	(369)	(3)
Short-equity put options	(180)	—	—	—	(180)	(3)
Short-equity call options	(385)	—	—	—	(385)	(3)
Short-common stock	(499)	—	—	—	(499)	(3)
Non-derivative Liabilities:
Margin account balance	(1,595)	—	—	—	(1,595)	(3)
Total	(2,659)	(6,324)	—	(4,139)	(13,122)
Net	$21,639	$18,017	$—	$(4,139)	$35,517

December 31, 2011:
Assets
Derivative Assets:
Interest rate derivatives - non-hedges	$—	$59,397	$—	$—	$59,397	(1)
Interest rate derivatives - hedges	—	12	—	—	12	(1)
Put and call options	1,011	—	—	—	1,011	(2)
Non-derivative Assets:
Equity securities	20,363	—	—	—	20,363	(2)
Total	21,374	59,409	—	—	80,783
Liabilities
Derivative Liabilities:
Interest rate derivatives - non-hedges	—	(21,491)	—	—	(21,491)	(1)
Credit default swaps	—	6,855	—	(6,857)	(2)	(3)
Short-equity put options	(71)	—	—	—	(71)	(3)
Short-equity call options	(415)	—	—	—	(415)	(3)
Non-derivative Liabilities:
Margin account balance	(1,758)	—	—	—	(1,758)	(3)
Total	(2,244)	(14,636)	—	(6,857)	(23,737)
Net	$19,130	$44,773	$—	$(6,857)	$57,046
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations

The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2012		2011		2012		2011		2012	2011
Assets
Derivative Assets:
Interest rate derivatives	$(12,632)		$(20,016)		$13,624		$23,954		$2	$161
Put and call options	(870)		(22)		—		—		—	—
Credit default swaps	—		1,470		—		—		—	—
Non-derivative Assets:
Equity and US treasury securities	(82)		—		—		—		—	—
Total	(13,584)		(18,568)		13,624		23,954		2	161
Liabilities
Derivative Liabilities:
Interest rate derivatives	4,654		1,818		(5,571)		(5,752)		—	—
Credit default swaps	(1,375)		—		—		—		—	—
Short-equity put options	582		(3,222)		—		—		—	—
Short-equity call options	914		69		—		—		—	—
Short-common stock	(1)		—		—		—		—	—
Non-derivative Liabilities:
Short-equity securities	—		2,047		—		—		—	—
Total	4,774		712		(5,571)		(5,752)		—	—
Net	$(8,810)		$(17,856)		$8,053		$18,202		$2	$161
Total combined
Interest rate derivatives	$(7,978)		$(18,197)		$8,053		$18,202		$2	$161
Credit default swaps	(1,375)		1,470		—		—		—	—
Total derivatives	(9,353)	(1)	(16,727)	(1)	8,053	(2)	18,202	(2)	2	161
Unrealized loss on investments in securities and other	(48)	(3)	(352)	(3)	—		—		—	—
Realized gain (loss) on investments in securities and other	591	(2)	(777)	(2)	—		—		—	—
Net	$(8,810)		$(17,856)		$8,053		$18,202		$2	$161

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011		2012	2011
Assets
Derivative Assets:
Interest rate derivatives	$(35,065)		$(51,166)		$40,454		$71,106		$26	$553
Put and call options	(3,200)		(22)		—		—		—	—
Credit default swaps	—		1,470		—		—		—	—
Non-derivative Assets:
Equity and US treasury securities	3,932		—		—		—		—	—
Total	(34,333)		(49,718)		40,454		71,106		26	553
Liabilities
Derivative Liabilities:
Interest rate derivatives	11,396		(1,581)		(16,466)		(16,744)		—	—
Credit default swaps	(3,084)		—		—		—		—	—
Short-equity put options	1,411		(3,184)		—		—		—	—
Short-equity call options	130		69		—		—		—	—
Short-common stock	(1)		—		—		—		—	—
Non-derivative Liabilities:
Short-equity securities	—		2,047		—		—		—	—
Total	9,852		(2,649)		(16,466)		(16,744)		—	—
Net	$(24,481)		$(52,367)		$23,988		$54,362		$26	$553
Total combined
Interest rate derivatives	$(23,669)		$(52,746)		$23,988		$54,362		$26	$553
Credit default swaps	(3,084)		1,470		—		—		—	—
Total derivatives	(26,753)	(1)	(51,276)	(1)	23,988	(2)	54,362	(2)	26	553
Unrealized gain on investments in securities and other	3,365	(3)	(314)	(3)	—		—		—	—
Realized loss on investments in securities and other	(1,093)	(2)	(777)	(2)	—		—		—	—
Net	$(24,481)		$(52,367)		$23,988		$54,362		$26	$553

____________________________________
(1) Reported as “Unrealized loss on derivatives” in the consolidated statements of operations.
(2) Included in “Other income” in the consolidated statements of operations.
(3) Reported as “Unrealized gain on investments” in the consolidated statements of operations.

For the three and nine months ended September 30, 2012, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income totaled $(28,000) and $(138,000), respectively. For the three and nine months ended September 30, 2011, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income totaled $0 and $(16,000), respectively.

During the next twelve months, we expect $59,000 of accumulated comprehensive loss will be reclassified to interest expense.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12.	Fair Value of Financial Instruments

Determining estimated fair values of our financial instruments such as notes receivable and indebtedness requires considerable judgment to interpret market data. Market assumptions and/or estimation methodologies used may have a material effect on estimated fair value amounts. Accordingly, estimates presented are not necessarily indicative of amounts at which these instruments could be purchased, sold, or settled. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investments in securities and other	$24,298	$24,298	$21,374	$21,374
Derivative assets	$14,247	$14,247	$37,918	$37,918
Liabilities associated with investments in securities and other	$3,028	$3,028	$2,246	$2,246

Financial assets not measured at fair value:
Cash and cash equivalents	$146,393	$146,393	$167,609	$167,609
Restricted cash	$76,878	$76,878	$84,069	$84,069
Accounts receivable	$35,399	$35,399	$28,623	$28,623
Notes receivable	$11,297	$12,150 to $13,430	$11,199	$11,715 to $12,947
Due from third-party hotel managers	$64,239	$64,239	$62,747	$62,747

Financial liabilities not measured at fair value:
Indebtedness	$2,312,208	$2,183,211 to $2,413,023	$2,362,458	$2,180,027 to $2,409,503
Accounts payable and accrued expenses	$100,285	$100,285	$82,282	$82,282
Dividends payable	$18,259	$18,259	$16,941	$16,941
Due to related party, net	$2,456	$2,456	$2,569	$2,569
Due to third-party hotel managers	$2,035	$2,035	$1,602	$1,602

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

Notes receivable. Fair values of notes receivable may be determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of notes receivable to be approximately 7.55% to 18.88% higher than the carrying value of $11.3 million at September 30, 2012 and approximately 4.6% to 15.6% higher than the carrying value of $11.2 million at December 31, 2011. This is considered a Level 2 valuation technique.

Investments in securities and other. Investments in securities and other consist of a margin account balance, treasury bills, public equity securities, and put and call options. Fair values of these investments are based on quoted market closing prices at the balance sheet dates. See Notes 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable-rate instruments, cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 94.4% to 104.4% of the carrying value of $2.3 billion at September 30, 2012 and approximately 92.3% to 102.0% of the carrying value of $2.4 billion at December 31, 2011. This is considered a Level 2 valuation technique.

Derivative assets and liabilities associated with investments in securities and other. Fair values of interest rate derivatives are determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Fair values of liabilities associated with investments in securities and other is determined based on quoted market closing prices at the balance sheet dates. See Notes 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.

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

LTIP units, which are issued to certain executives and employees as compensation, have vesting periods ranging from three to five years. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which can then be redeemed for cash or, at our election, settled in our common stock. As of September 30, 2012, we have issued 5.7 million LTIP units in total, of which all but 1.3 million and 1.2 million issued in March 2012 and May 2011, respectively, had reached full economic parity with the common units. All LTIP units issued had an aggregate value of $52.6 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $3.9 million and $11.5 million was recognized for the three and nine months ended September 30, 2012, respectively, and $2.5 million and $5.9 million was recognized for the three and nine months ended September 30, 2011, respectively. The unamortized value of LTIP units was $27.0 million at September 30, 2012, which will be amortized over periods from 0.48 to 3.25 years. During the three and nine months ended September 30, 2012, no operating partnership units were presented for redemption or converted to shares of our common stock.

Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of September 30, 2012 and December 31, 2011 were $129.9 million and $112.8 million, respectively, which represents ownership of our operating partnership of 12.58% and 11.4%, respectively. The carrying value of redeemable noncontrolling interests as of September 30, 2012 and December 31, 2011 included adjustments of $84.4 million and $66.4 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net income (loss) of $(2.7) million and $(6.9) million for the three and nine months ended September 30, 2012, respectively, and $(2.9) million and $(1.2) million for the three and nine months ended September 30, 2011, respectively. We declared cash distributions to operating partnership units of $2.3 million and $6.8 million for the three and nine months ended September 30, 2012, respectively, and $2.0 million and $5.8 million for the three and nine months ended September 30, 2011, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in the operating partnership.

14.	Equity and Equity-Based Compensation

At-the-Market Preferred Stock Offering – On March 2, 2012, we commenced issuances of preferred stock under our at-the-market (“ATM”) program with an investment banking firm pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. There were no issuances during the third quarter of 2012. During the nine months ended September 30, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. The aggregate proceeds, net of commissions and other expenses, were $16.0 million for the nine months ended September 30, 2012.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Common Dividends – For 2012 and 2011, the Board of Directors declared quarterly dividends of $0.11 and $0.10 per outstanding common share, respectively, with an annualized target of $0.44 per share for 2012.

Equity-Based Compensation – We recognized compensation expense related to our equity-based-compensation plan of $4.3 million and $13.7 million for the three and nine months ended September 30, 2012, respectively, and $3.1 million and $8.4 million for the three and nine months ended September 30, 2011, respectively. Equity-based compensation expense includes costs associated with LTIP units discussed above. As of September 30, 2012, the unamortized amount of unvested shares of restricted equity was $3.2 million, which is being amortized over periods from 0.48 to 3.25 years.

Preferred Dividends – During 2012, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9% Series E preferred stock. During 2011, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock and $0.5281 per share for our 8.45% Series D preferred stock. During the three and nine months ended September 30, 2011, the Board of Directors also declared dividends of $0.5625 and $1.01875 per share, respectively, for our 9% Series E preferred stock.

Noncontrolling Interests in Consolidated Joint Ventures – Noncontrolling joint venture partners, which have ownership interests ranging from 15% to 25% in four hotel properties and a total carrying value of $16.3 million and $16.4 million at September 30, 2012 and December 31, 2011, respectively, are reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated joint ventures were allocated (loss) income of $(219,000) and $(444,000) for the three and nine months ended September 30, 2012, respectively, and $(832,000) and $537,000 for the three and nine months ended September 30, 2011, respectively.

15.	Commitments and Contingencies

Restricted Cash – Under certain management and debt agreements for our hotel properties existing at September 30, 2012, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.

Franchise Fees – Under franchise agreements for our hotel properties existing at September 30, 2012, we pay franchisor royalty fees between 2.5% and 7.3% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 3.75% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2013 and 2030. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

Our continuing operations incurred franchise fees of $7.9 million and $23.1 million for the three and nine months ended September 30, 2012, respectively, and $7.4 million and $21.4 million for the three and nine months ended September 30, 2011, respectively.

Management Fees – Under management agreements for our hotel properties existing at September 30, 2012, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2012 through 2028, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.

Taxes - We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2008 through 2011 remain subject to potential examination by certain federal and state taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In September 2010, the Internal Revenue Service ("IRS") completed an audit of one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Internal Revenue Code (IRC) Section 482 that reduced the amount of rent we charged the taxable REIT subsidiary ("TRS"). We own a 75% interest in the hotel properties and the TRS at issue. In connection with the TRS audit, the IRS selected our REIT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm's length rate. We strongly disagree with the IRS' position. We filed written protests with the IRS and requested an IRS Appeals Office review of the TRS and REIT cases simultaneously. The IRS granted the Appeals Office review and our representatives attended Appeals Office conferences in August and October of 2012. One or more additional conferences with the Appeals Office will be required to resolve our cases and we anticipate these will occur during the next eight months. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms' length terms as required by applicable Treasury regulations. However, if the IRS were to pursue the TRS case and prevail, the TRS would owe approximately $1.1 million of additional U.S. federal income taxes plus possible additional state income taxes of $199,000, net of federal benefit. Alternatively, if the IRS were to pursue the REIT case and prevail, our REIT would owe approximately $4.6 million of U.S. federal excise taxes. The excise taxes assessed on the REIT would be in lieu of the TRS additional income taxes. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS adjustments to the rent charged are inconsistent with the U.S. federal tax laws related to REITs and true leases. U.S federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS requested that we agree to extend the assessment statute of limitations to September 30, 2013 for both the TRS and the REIT. We consented to the extensions in order to obtain additional time to prepare our written protests and to obtain an Appeals Office review for both the TRS and the REIT case.

In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS has not proposed any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS has issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to the TRS was greater than the arms' length rate pursuant to IRC Section 482. The TRS adjustment is for $1.6 million of additional income which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represents the IRS' imputation of compensation to the TRS under IRC Section 482 for agreeing to be a party to the lessor entity's bank loan agreement. We own a 75% interest in the lessor entity. We strongly disagree with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS has misinterpreted certain terms of the lease, third party hotel management, and bank loan agreements. We have filed a written protest and requested an IRS Appeals Office review. In March 2012, the IRS requested and we consented to extend the statue of limitations for the TRS and REIT for the 2008 tax year to March 31, 2013.

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

Potential Pension Liabilities – Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, such employees, who are employees of the hotel manager, Remington Lodging, elected to decertify from the union. At the time of this election, the union indicated unfunded pension liabilities may exist. The union filed a complaint with the National Labor Relations Board seeking, among other things, to overturn the decertification election. Pending the final determination of the decertification suit, including appeals, the pension fund entered into a settlement agreement with Remington Lodging providing that (a) Remington Lodging continues to make pension fund payments pursuant to the collective bargaining agreement, which requires annual installments of $84,000 until the 20th year following the settlement agreement, and (b) if the union loses the suit, Remington Lodging will have an unfunded pension liability equal to the amount by which $1.7 million exceeds pension fund payments made by Remington Lodging since the settlement agreement. We agreed to indemnify Remington Lodging for the payment of the unfunded pension liability as set forth in the settlement agreement.

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

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Three Months Ended September 30, 2012:
Total revenue	$230,169	$—	$—	$230,169

Total hotel operating expenses	150,087	—	—	150,087
Property taxes, insurance, and other	11,876	—	—	11,876
Depreciation and amortization	34,200	—	—	34,200
Impairment charges	—	(5,066)	—	(5,066)
Corporate, general, and administrative	—	—	10,851	10,851
Total expenses (income)	196,163	(5,066)	10,851	201,948
Operating income (loss)	34,006	5,066	(10,851)	28,221
Equity in loss of unconsolidated joint ventures	(7,373)	—	—	(7,373)
Interest income	—	—	30	30
Other income	—	—	8,671	8,671
Interest expense and amortization of loan costs	—	—	(37,540)	(37,540)
Unrealized loss on investments	—	—	(48)	(48)
Unrealized loss on derivatives	—	—	(9,353)	(9,353)
Income (loss) from continuing operations before income taxes	26,633	5,066	(49,091)	(17,392)
Income tax expense	—	—	(639)	(639)
Income (loss) from continuing operations	$26,633	$5,066	$(49,730)	$(18,031)

As of September 30, 2012:
Total assets	$3,258,116	$3,666	$223,250	$3,485,032

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Three Months Ended September 30, 2011:
Total revenue	$214,587	$—	$—	$214,587

Total hotel operating expenses	141,835	—	—	141,835
Property taxes, insurance, and other	12,297	—	—	12,297
Depreciation and amortization	33,776	—	—	33,776
Impairment charges	—	(92)	—	(92)
Transaction acquisition costs	—	—	27	27
Corporate, general, and administrative	—	—	9,094	9,094
Total expenses (income)	187,908	(92)	9,121	196,937
Operating income (loss)	26,679	92	(9,121)	17,650
Equity in loss of unconsolidated joint ventures	(6,228)	—	—	(6,228)
Interest income	—	—	11	11
Other income	—	—	17,349	17,349
Interest expense and amortization of loan costs	—	—	(34,530)	(34,530)
Write-off of deferred loan costs	—	—	(729)	(729)
Unrealized loss on investments	—	—	(352)	(352)
Unrealized loss on derivatives	—	—	(16,727)	(16,727)
Income (loss) from continuing operations before income taxes	20,451	92	(44,099)	(23,556)
Income tax expense	—	—	(1,077)	(1,077)
Income (loss) from continuing operations	$20,451	$92	$(45,176)	$(24,633)

As of September 30, 2011:
Total assets	$3,348,145	$3,661	$276,597	$3,628,403

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Nine Months Ended September 30, 2012:
Total revenue	$705,189	$—	$—	$705,189

Total hotel operating expenses	454,337	—	—	454,337
Property taxes, insurance, and other	34,556	—	—	34,556
Depreciation and amortization	102,739	—	—	102,739
Impairment charges	4,120	(5,253)	—	(1,133)
Corporate, general, and administrative	—	—	33,027	33,027
Total expenses	595,752	(5,253)	33,027	623,526
Operating income (loss)	109,437	5,253	(33,027)	81,663
Equity in loss of unconsolidated joint ventures	(17,654)	—	—	(17,654)
Interest income	—	—	84	84
Other income	—	—	22,988	22,988
Interest expense and amortization of loan costs	—	—	(109,334)	(109,334)
Unrealized gain on investments	—	—	3,365	3,365
Unrealized loss on derivatives	—	—	(26,753)	(26,753)
Income (loss) from continuing operations before income taxes	91,783	5,253	(142,677)	(45,641)
Income tax expense	—	—	(2,884)	(2,884)
Income (loss) from continuing operations	$91,783	$5,253	$(145,561)	$(48,525)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Nine Months Ended September 30, 2011:
Total revenue	$656,476	$—	$—	$656,476

Total hotel operating expenses	424,133	—	—	424,133
Property taxes, insurance, and other	34,953	—	—	34,953
Depreciation and amortization	99,580	—	—	99,580
Impairment charges	—	(4,748)	—	(4,748)
Gain on insurance settlements	(1,905)	—	—	(1,905)
Transaction acquisition costs	—	—	(791)	(791)
Corporate, general, and administrative	—	—	33,982	33,982
Total expenses	556,761	(4,748)	33,191	585,204
Operating income (loss)	99,715	4,748	(33,191)	71,272
Equity in earnings of unconsolidated joint ventures	19,596	—	—	19,596
Interest income	—	—	70	70
Other income	—	30,000	53,509	83,509
Interest expense and amortization of loan costs	—	—	(103,916)	(103,916)
Write-off of deferred loan costs	—	—	(729)	(729)
Unrealized loss on investments	—	—	(314)	(314)
Unrealized loss on derivatives	—	—	(51,276)	(51,276)
Income (loss) from continuing operations before income taxes	119,311	34,748	(135,847)	18,212
Income tax expense	—	—	(2,407)	(2,407)
Income (loss) from continuing operations	$119,311	$34,748	$(138,254)	$15,805

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

EXECUTIVE OVERVIEW
General

Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, which has continued into 2012. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, have shown upward growth. We believe improvements in the economy will continue to positively impact the lodging industry and hotel operating results for several quarters to come, and we will continue to seek ways to benefit from the cyclical nature of the hotel industry.  We believe that in the prior cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe the hotel industry may meet or exceed these cash flows and values during the next cyclical peak. Industry experts have suggested that cash flows within our industry may achieve these previous highs again in 2014 through 2016.

Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties;

•	disposition of hotel properties;

•	investing in securities;

•	pursuing capital market activities to enhance long-term shareholder value;

•	preserving capital, enhancing liquidity, and continuing current cost-saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.

Our investment strategies continue to focus on the upscale and upper-upscale segments within the lodging industry. We believe that as supply, demand, and capital-market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-related investment opportunities as they develop. Our Board of Directors may change our investment strategies at any time without shareholder approval or notice.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position from operations is affected primarily by macro industry movements in occupancy and rate as well as our ability to control costs. Further, interest rates greatly affect the cost of our debt service as well as the financial hedges we put in place. We monitor industry fundamentals and interest rates very closely. Capital expenditures above our reserves will affect cash flow as well.

On February 21, 2012, we expanded our borrowing capacity under our $105.0 million senior credit facility to an aggregate $145.0 million and on September 24, 2012, we further expanded our borrowing capacity to an aggregate $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. As part of the expansion an additional bank has been added to the bank line up in the senior credit facility. We may use up to $10.0 million for standby letters of credit.

On March 2, 2012, we commenced issuances of preferred stock under our at-the-market (“ATM”) program with an investment banking firm pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. There were no issuances during the third quarter of 2012. During the nine months ended September 30, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. The aggregate proceeds, net of commissions and other expenses, were $16.0 million for the nine months ended September 30, 2012.

In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares have been sold under this ATM program since its inception.
On May 9, 2012, we refinanced our $167.2 million mortgage loan, due May 2012, and having an interest rate of LIBOR plus 1.65%, with a $135.0 million mortgage loan, due May 2014, and having an interest rate of LIBOR plus 6.50%. As a result, our Doubletree Guest Suites hotel property in Columbus, Ohio, which was one of 10 hotels securing our $167.2 million mortgage loan, is no longer encumbered as 9 hotels secure our $135.0 million mortgage loan.

In February 2010, we executed a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), which terminates in February 2013, that is available to provide us additional liquidity if needed. Pursuant to the SEDA, YA Global agreed to purchase up to $50.0 million (which may be increased to $65.0 million pursuant to the SEDA) of newly issued shares of our common stock if notified to do so by us in accordance with the SEDA. No shares have been sold under the SEDA since its inception.

Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, capital market activities, property refinancing proceeds, asset sales, and net cash derived from interest-rate derivatives. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, new investments, and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes changes in balance sheet items, were $106.8 million and $64.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash flows from operating activities was primarily due to a decrease in restricted cash due to the release of cash deposits for certain loans and capital expenditures, the timing of collecting receivables from hotel guests, paying vendors, and settling with hotel managers and increased hotel EBITDA.

Net Cash Flows Used in Investing Activities. For the nine months ended September 30, 2012, investing activities used net cash flows of $57.4 million, which primarily consisted of $62.6 million of capital improvements made to various hotel properties offset by cash inflows of $5.2 million, primarily attributable to cash payments received on previously impaired mezzanine loans. For the nine months ended September 30, 2011, investing activities used net cash flows of $25.9 million. Cash outlays consisted of $145.3 million for the acquisition of a 71.74% interest in PIM Highland JV, $12.0 million for the acquisition of hotel condominiums, and $45.9 million for capital improvements made to various hotel properties. Cash inflows consisted of $154.0 million from the sale of four hotel properties and two condominium properties, $22.6 million from repayment of mezzanine loans, and $748,000 of insurance proceeds from settlement of insurance claims.

Net Cash Flows Used in Financing Activities. For the nine months ended September 30, 2012, net cash flows used in financing activities were $70.6 million. Cash outlays primarily consisted of $53.3 million for dividend payments to common and preferred stockholders and unit holders, $188.9 million for repayments of indebtedness, and $3.7 million for payments of deferred loan costs. These cash outlays were partially offset by cash inflows of $16.0 million from issuances of our Series A and Series E preferred stock under our ATM program, $24.1 million in proceeds from the counterparties of our interest rate derivatives, and $135.0 million in borrowings on indebtedness. For the nine months ended September 30, 2011, net cash flows used in financing activities were $75.3 million. Cash outlays consisted of $73.0 million for the repurchase of our Series B-1 preferred stock, $37.1 million for dividend payments to common and preferred stockholders and unit holders, $3.6 million for loan modification and extension fees, $206.0 million for repayments of indebtedness and capital leases, and $3.0 million for distributions to noncontrolling interests in joint ventures. These cash outlays were partially offset by cash inflows of $80.8 million from issuance of Series E preferred stock, $25.0 million in borrowings from our senior credit facility, $86.1 million from issuance of 7.3 million shares of common stock, $54.6 million from the counterparties of our interest rate derivatives, and $970,000 from a) recovery of a short-swing profit from a large shareholder (greater than 10% of a class of equity securities) and b) buy-in payments from executives in connection with the issuance of operating partnership units.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of September 30, 2012, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended, except that as of September 30, 2012, we were in default on a non-recourse loan collaterlized by the Hilton hotel in Tucson, Arizona, as a result of ceasing to make debt service payments beginning in August 2012.

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

At September 30, 2012, our only recourse obligation is our $165.0 million senior credit facility held by six banks, which expires in September 2014. Currently, there is no outstanding balance on this credit facility. The primary covenants of this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.35x through expiration (ours was 1.41x at September 30, 2012); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 57.95% at September 30, 2012). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity. However, if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises, or, to the extent necessary, asset sales.

Based on our current level of operations, management believes that our cash flow from operations, our existing cash balances, and availability under our senior credit facility ($165.0 million at September 30, 2012) will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2013 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.

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

Dividend Policy. During the nine months ended September 30, 2012 and 2011, the Board of Directors declared quarterly dividends of $0.11 and $0.10 per outstanding common share, respectively. In December 2011, the Board of Directors approved our 2012 dividend policy which anticipates a quarterly dividend payment of $0.11 per share for the remainder of 2012. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS

The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Change	Nine Months Ended September 30,		Favorable/ (Unfavorable) Change
	2012	2011		2012	2011

Total revenue	$230,169	$214,587	$15,582	$705,189	$656,476	$48,713
Total hotel operating expenses	$(150,087)	$(141,835)	$(8,252)	$(454,337)	$(424,133)	$(30,204)
Property taxes, insurance, and other	$(11,876)	$(12,297)	$421	$(34,556)	$(34,953)	$397
Depreciation and amortization	$(34,200)	$(33,776)	$(424)	$(102,739)	$(99,580)	$(3,159)
Impairment charges	$5,066	$92	$4,974	$1,133	$4,748	$(3,615)
Gain on insurance settlements	$—	$—	$—	$—	$1,905	$(1,905)
Transaction acquisition costs	$—	$(27)	$27	$—	$791	$(791)
Corporate, general, and administrative	$(10,851)	$(9,094)	$(1,757)	$(33,027)	$(33,982)	$955
Operating income	$28,221	$17,650	$10,571	$81,663	$71,272	$10,391
Equity in earnings (loss) of unconsolidated joint ventures	$(7,373)	$(6,228)	$(1,145)	$(17,654)	$19,596	$(37,250)
Interest income	$30	$11	$19	$84	$70	$14
Other income	$8,671	$17,349	$(8,678)	$22,988	$83,509	$(60,521)
Interest expense and amortization of loan costs	$(37,540)	$(34,530)	$(3,010)	$(109,334)	$(103,916)	$(5,418)
Write-off of deferred loan costs	$—	$(729)	$729	$—	$(729)	$729
Unrealized gain (loss) on investments	$(48)	$(352)	$304	$3,365	$(314)	$3,679
Unrealized loss on derivatives	$(9,353)	$(16,727)	$7,374	$(26,753)	$(51,276)	$24,523
Income tax expense	$(639)	$(1,077)	$438	$(2,884)	$(2,407)	$(477)
Income (loss) from continuing operations	$(18,031)	$(24,633)	$6,602	$(48,525)	$15,805	$(64,330)
Loss from discontinued operations	$—	$(351)	$351	$—	$(4,170)	$4,170
Net income (loss)	$(18,031)	$(24,984)	$6,953	$(48,525)	$11,635	$(60,160)
(Income) loss from consolidated joint ventures
attributable to noncontrolling interests	$219	$832	$(613)	$444	$(537)	$981
Net loss attributable to redeemable noncontrolling
interests in operating partnership	$2,665	$2,935	$(270)	$6,902	$1,207	$5,695
Net income (loss) attributable to the Company	$(15,147)	$(21,217)	$6,070	$(41,179)	$12,305	$(53,484)

The following table illustrates key performance indicators for the 96 hotel properties (“comparable hotels”) included in continuing operations that we have owned throughout the entire three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
RevPar (revenue per available room)	$100.78	$94.63	$100.93	$95.73
Occupancy	75.83%	74.94%	74.99%	73.73%
ADR (average daily rate)	$132.90	$126.26	$134.59	$129.84

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue. Rooms revenue for the three months ended September 30, 2012 (the “2012 quarter”) increased $15.8 million, or 9.4%, to $185.0 million from $169.1 million for the three months ended September 30, 2011 (the “2011 quarter”). The increase in rooms revenue was due to continued improvements in occupancy coupled with an increase in average daily rate at our comparable hotels. During the 2012 quarter, we experienced an 89 basis point increase in occupancy and a 5.3% increase in room rates as the economy continues to improve. Food and beverage experienced a similar increase of $1.5 million, or 4.6%, due to improved occupancy. Other revenue, which consists mainly of telecommunications, parking, spa, and golf fees, experienced a slight decrease of $514,000. In addition, in the 2012 quarter, hotel revenue increased by $15.6 million of which $4.5 million was related to the assignment to us of the remaining 11% ownership interest in a joint venture which previously held a hotel property under a triple-net lease in December 2011. Rental income from the triple-net operating lease decreased $1.3 million for the same reason. Asset management fees and other were $100,000 and $69,000 for the 2012 quarter and the 2011 quarter, respectively.

Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $3.6 million in direct expenses and $4.7 million in indirect expenses and management fees in the 2012 quarter. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues. In addition, the consolidation of the previously mentioned triple-net lease hotel property contributed $3.8 million to the increase in total hotel operating expenses during the 2012 quarter. Direct expenses were 29.8% and 30.3% of total hotel revenue for the 2012 quarter and the 2011 quarter, respectively.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other decreased $421,000 for the 2012 quarter to $11.9 million primarily due to lower premiums for insurance policies and a reduction in deductibles for claims offset by increased property value assessments related to certain hotels.

Depreciation and Amortization. Depreciation and amortization increased $424,000 for the 2012 quarter compared to the 2011 quarter primarily due to capital improvements made at certain hotel properties since September 30, 2011.

Impairment Charges. We recorded credits to impairment charges of $5.1 million and $92,000 for the 2012 quarter and 2011 quarter, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.

Transaction Acquisition Costs. In the 2011 quarter, we incurred transaction acquisition costs of $27,000 relating to the acquisition of real estate and other rights in the WorldQuest Resort condominium project.

Corporate, General, and Administrative. Corporate, general, and administrative expenses increased to $10.9 million for the 2012 quarter compared to $9.1 million for the 2011 quarter. This increase is primarily attributable to a $1.3 million increase in non-cash equity-based compensation due to the higher expense recognized on restricted stock/unit-based awards granted in 2012 at a higher cost per share. Aside from this, corporate, general, and administrative expenses increased $494,000 during the 2012 quarter compared to the 2011 quarter due primarily to approximately $755,000 of legal costs associated with the settlement of notes receivable.

Equity in Loss of Unconsolidated Joint Ventures. We recorded equity in loss of unconsolidated joint ventures of $7.4 million and $6.2 million for the 2012 quarter and the 2011 quarter, respectively.

Interest Income. Interest income was $30,000 and $11,000 for the 2012 quarter and the 2011 quarter, respectively.

Other Income. Other income was $8.7 million and $17.3 million for the 2012 quarter and the 2011 quarter, respectively. Other income primarily represents income from non-hedge interest rate swaps, floors, and flooridors and also includes $591,000 of realized gains and $777,000 of realized losses on investments in securities and other for the 2012 quarter and the 2011 quarter, respectively. The decrease from the 2011 quarter to the 2012 quarter is primarily attributable to derivatives that have expired since September 30, 2011.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $3.0 million to $37.5 million for the 2012 quarter from $34.5 million for the 2011 quarter. The increase is primarily due to an increase in weighted average interest rate. The average LIBOR rates for the 2012 quarter and the 2011 quarter were 0.24% and 0.21%, respectively.

Write-off of Deferred Loan Costs. In the 2011 quarter, we repaid the outstanding balance on the $250.0 million senior credit facility, terminated the credit facility, and wrote-off the unamortized deferred debt cost of $729,000.

Unrealized Gain (Loss) on Investments. Unrealized gain (loss) on investments of $(48,000) and $(352,000) for the 2012 quarter and the 2011 quarter, respectively, are based on changes in closing market prices during the quarter or, if derivatives, overall security market fluctuations.

Unrealized Loss on Derivatives. For the 2012 quarter, we recorded an unrealized loss of $9.4 million, consisting of $8.0 million related to interest-rate derivatives and $1.4 million related to credit default swaps. In the 2011 quarter, we recorded an unrealized loss of $16.7 million, consisting of $18.2 million related to interest-rate derivatives partially offset by a $1.5 million unrealized gain related to credit default swaps. The fair value of interest-rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.

Income Tax Expense. We recorded income tax expense of $639,000 and $1.1 million for the 2012 quarter and the 2011 quarter, respectively. The decrease in income tax expense is due to decreased profitability, quarter over quarter, for one of our larger TRS subsidiaries. In addition, during the 2012 quarter, we reduced our income tax expense due to a decrease in the valuation allowance for this same subsidiary.

Loss from Discontinued Operations. For the 2011 quarter, loss from discontinued operations was $351,000 related to the Hampton Inn hotel in Jacksonville, Florida, which was sold in the third quarter of 2011.

(Income) Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated joint ventures were allocated (income) loss of $219,000 and $832,000 during the 2012 quarter and the 2011 quarter, respectively.

Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $2.7 million and $2.9 million in the 2012 quarter and the 2011 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 12.58% and 11.40% in the operating partnership at September 30, 2012 and September 30, 2011, respectively.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenue. Rooms revenue for the nine months ended September 30, 2012 (the “2012 period”) increased $44.8 million, or 8.8%, to $553.7 million from $508.9 million for the nine months ended September 30, 2011 (the “2011 period”). The increase in rooms revenue was due to continued improvements in occupancy coupled with an increase in average daily rate at our comparable hotels. During the 2012 period, we experienced a 126 basis point increase in occupancy and a 3.7% increase in room rates as the economy continues to improve. Food and beverage experienced a similar increase of $8.0 million, or 7.1%, due to improved occupancy. Other revenue, which consists mainly of telecommunications, parking and spa, experienced a slight decline of $98,000. In addition, in the 2012 period, hotel revenue increased by $1.3 million and $14.4 million related to the acquisition of WorldQuest condominium properties in March 2011 and the assignment to us of the remaining 11% ownership interest in a joint venture which previously held a hotel property under a triple-net lease in December 2011, respectively. Rental income from the triple-net operating lease decreased $4.0 million for the same reason. Asset management fees and other were $252,000 and $217,000 for the 2012 period and the 2011 period, respectively.

Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $13.7 million in direct expenses and $16.5 million in indirect expenses and management fees in the 2012 period. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenue and higher sales and marketing expenses. In addition, WorldQuest condominium properties and the consolidation of the previously mentioned triple-net lease hotel property contributed $781,000 and $12.0 million, respectively, to the increase in total hotel operating expenses during the 2012 period. Direct expenses were 29.6% and 29.7% of total hotel revenue for the 2012 period and the 2011 period, respectively.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other decreased $397,000 for the 2012 period to $34.6 million. The decrease is primarily due to decreased insurance expense of $724,000 resulting from lower premiums for insurance policies and a reduction in deductibles for losses of $2.0 million offset by a) a $2.0 million increase in property taxes resulting from refunds and reductions in the 2011 period related to successful appeals and increased property value assessments related to certain hotels in the 2012 period and b) a gain of $342,000 recognized on an insurance settlement and other gains in 2011.

Depreciation and Amortization. Depreciation and amortization increased $3.2 million for the 2012 period compared to the 2011 period primarily due to capital improvements made at certain hotel properties since September 30, 2011.

Impairment Charges. We recorded credits to impairment charges of $1.1 million and $4.7 million for the 2012 period and 2011 period, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans. The credit of $1.1 million in the 2012 period included gross credits of approximately $5.3 million related to cash received and resulting valuation adjustments on previously impaired mezzanine loans offset by an impairment charge of approximately $4.1 million on the Hilton property in Tucson, Arizona.

Transaction Acquisition Costs. In 2011, we recorded a net credit to transaction acquisition costs of $791,000. We were reimbursed $1.1 million by the joint venture relating to certain costs for the acquisition of a 71.74% interest in PIM Highland JV and incurred an additional $135,000 for the acquisition. In addition, we incurred $298,000 for the acquisition of real estate and other rights in the WorldQuest Resort condominium project.

Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $955,000 to $33.0 million for the 2012 period compared to $34.0 million for the 2011 period. This decrease was primarily attributable to $6.9 million in legal costs associated with a litigation settlement in 2011, which was partially offset by a $5.3 million increase in non-cash equity-based compensation primarily due to the higher expense recognized on restricted stock/unit-based awards granted in 2012 and 2011 at a higher cost per share.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures. We recorded equity in earnings (loss) of unconsolidated joint ventures of $(17.7) million and $19.6 million for the 2012 period and the 2011 period, respectively. Included in the 2011 period was a gain of $79.0 million recognized by PIM Highland JV at acquisition, of which our share was $45.8 million, and $19.1 million of transaction costs recorded for the acquisition. Excluding the gain and transaction costs, our equity loss would have been $11.6 million for the 2011 period.

Interest Income. Interest income was $84,000 and $70,000 for the 2012 period and the 2011 period, respectively.

Other Income. Other income was $23.0 million and $83.5 million for the 2012 period and the 2011 period, respectively. Income from the non-hedge interest rate swaps, floors, and flooridors accounted for $24.0 million and $54.4 million of the 2012 period and the 2011 period, respectively. This decrease is primarily attributable to derivatives that have expired since December 31, 2010. Other income also includes $1.1 million and $777,000 of realized losses on investments in securities and other for the 2012 period and the 2011 period, respectively. For the 2011 period, other income also included a gain of $30.0 million recognized from a litigation settlement.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $5.4 million to $109.3 million for the 2012 period from $103.9 million for the 2011 period. The increase is primarily due to an increase in weighted average interest rate and increased amortization of loan costs of $757,000. The average LIBOR rates for the 2012 period and the 2011 period were 0.24% and 0.22%, respectively.

Write-off of Deferred Loan Costs. In the 2011 period, we repaid the outstanding balance on the $250.0 million senior credit facility, terminated the credit facility, and wrote-off the unamortized deferred debt cost of $729,000.

Unrealized Gain (Loss) on Investments. Unrealized gain (loss) on investments of $3.4 million and $(314,000) for the 2012 period and the 2011 period, respectively, are based on changes in closing market prices during the period or, if derivatives, overall security market fluctuations.

Unrealized Loss on Derivatives. For the 2012 period, we recorded an unrealized loss of $26.8 million, consisting of $23.7 million related to interest-rate derivatives and $3.1 million related to credit default swaps. In the 2011 period, we recorded an unrealized loss of $52.7 million related to interest-rate derivatives partially offset by a $1.5 million unrealized gain related to credit default swaps. The fair value of interest-rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.

Income Tax Expense. We recorded income tax expense of $2.9 million and $2.4 million for the 2012 period and the 2011 period, respectively. The increase in income tax expense is primarily due to increased profitability in our largest TRS subsidiary. Despite the utilization of net operating loss carryforwards for regular tax purposes, we had to accrue federal and state alternative minimum taxes for this subsidiary.

Loss from Discontinued Operations. For the 2011 period, loss from discontinued operations was $4.2 million related to four hotel properties sold in 2011. The JW Marriott San Francisco in California, the Hilton Rye Town in New York, and the Hampton Inn Houston in Texas were sold in the first quarter of 2011 and the Hampton Inn hotel in Jacksonville, Florida, was sold in the third quarter of 2011. The 2011 period included an impairment charge of $6.2 million related to the Hampton Inn hotel in Jacksonville, Florida and a net gain of $2.6 million related to sales of these hotels.

(Income) Loss from Consolidated Joint Ventures Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated joint ventures were allocated (income) loss of $444,000 and $(537,000) during the 2012 period and the 2011 period, respectively. In the 2011 period, we recorded a gain of $2.1 million from the sale of the Hampton Inn hotel in Houston, Texas, that was held by a joint venture.

Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $6.9 million and $1.2 million in the 2012 period and the 2011 period, respectively. Redeemable noncontrolling interests represented ownership interests of 12.58% and 11.40% in the operating partnership at September 30, 2012 and September 30, 2011, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master-netting arrangement. This scope includes financial instruments, derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities-borrowing and securities-lending arrangements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We do not expect any material impact on our financial position and results of operations from the adoption of this accounting guidance but will provide the required additional disclosures upon adoption.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO, and Adjusted FFO are made to assist our investors in evaluating our operating performance.

EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, impairment of assets, and noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as gains or losses on sales of properties, write-off of loan costs, premiums, and exit fees, acquisition-related costs, non-cash items, and various other items which are detailed in the following table. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(18,031)	$(24,984)	$(48,525)	$11,635
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	219	832	444	(537)
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,665	2,935	6,902	1,207
Net income (loss) attributable to the Company	(15,147)	(21,217)	(41,179)	12,305
Interest income	(30)	(11)	(84)	(70)
Interest expense and amortization of loan costs	37,190	34,071	108,280	103,233
Depreciation and amortization	33,434	32,947	100,451	97,510
Impairment charges	(5,066)	(92)	(1,133)	1,489
Income tax expense	639	1,077	2,884	2,492
Net loss attributable to redeemable noncontrolling interests in operating partnership	(2,665)	(2,935)	(6,902)	(1,207)
Equity in (earnings) loss of unconsolidated joint ventures	7,373	6,228	17,654	(19,596)
Company's portion of EBITDA of unconsolidated joint ventures	17,996	18,276	57,676	86,185
EBITDA	73,724	68,344	237,647	282,341
Amortization of unfavorable management contract liabilities	(565)	(565)	(1,694)	(1,694)
Gain on sale/disposition of properties	—	311	—	(2,650)
Non-cash gain on insurance settlements	—	—	—	(1,157)
Write-off of loan costs, premiums, and exit fees, net	—	729	—	1,677
Other income (1)	(8,671)	(17,349)	(22,988)	(83,509)
Transaction acquisition costs	—	27	—	(791)
Legal costs related to litigation settlements (2)	755	—	2,463	6,875
Unrealized (gain) loss on investments	48	352	(3,365)	314
Unrealized loss on derivatives	9,353	16,727	26,753	51,276
El Conquistador results since appointment of receiver (3)	897	—	897	—
Equity-based compensation	4,332	3,069	13,701	8,428
Company's portion of adjustments to EBITDA of unconsolidated joint ventures	81	(1,772)	225	(41,566)
Adjusted EBITDA	$79,954	$69,873	$253,639	$219,544
____________________________________

(1)
Other income primarily consisting of income from interest rate derivatives in both periods, net realized (gain) loss on investments in securities and other in both periods, and a $30 million gain from a litigation settlement in the nine months ended September 30, 2011 are excluded from Adjusted EBITDA.

(2)	Legal costs associated with litigation settlements are excluded from Adjusted EBITDA.

(3)
On August 15, 2012, a receiver was appointed to take over this hotel and the receiver now has full control of the hotel operations and cash flow. The operating results for the Hilton El Conquistador in Tucson, AZ since that date are excluded from Adjusted EBITDA.

Funds From Operations (“FFO”) is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss) attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and noncontrolling interests in the operating partnership. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO ("AFFO") excludes write-off of loan costs, premiums, and exit fees, acquisition-related costs, dividends on our Series B-1 preferred stock, which was outstanding during the nine months ended September 30, 2011, non-cash items, our share of adjustments to FFO related to unconsolidated joint ventures, and various other items as detailed in the following table. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO available to common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(18,031)	$(24,984)	$(48,525)	$11,635
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	219	832	444	(537)
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,665	2,935	6,902	1,207
Preferred dividends	(8,490)	(7,415)	(25,312)	(38,741)
Net loss attributable to common shareholders	(23,637)	(28,632)	(66,491)	(26.436)
Depreciation and amortization of real estate	33,398	32,883	100,289	97,322
Impairment charges	(5,066)	(92)	(1,133)	1,489
Gain on sale/disposition of properties	—	311	—	(2,650)
Non-cash gain on insurance settlements	—	—	—	(1,157)
Net loss attributable to redeemable noncontrolling interests in operating partnership	(2,665)	(2,935)	(6,902)	(1,207)
Equity in (earnings) loss of unconsolidated joint ventures	7,373	6,228	17,654	(19,596)
Company's portion of FFO of unconsolidated joint ventures	5,845	4,453	21,255	3,454
FFO available to common shareholders	15,248	12,216	64,672	51,219
Dividends on convertible preferred stock	—	—	—	1,374
Write-off of loan costs, premiums, and exit fees, net	—	729	—	1,677
Transaction acquisition costs	—	27	—	(791)
Legal costs related to litigation settlements (2)	755	—	2,463	6,875
Other income (1)	(607)	853	1,065	(29,147)
Unrealized (gain) loss on investments	48	352	(3,365)	314
Unrealized loss on derivatives	9,353	16,727	26,753	51,276
Non-cash dividends on Series B-1 preferred stock	—	—	—	17,363
El Conquistador results, interest, and amortization of deferred loan costs since appointment of receiver (3)	1,144	—	1,144	—
Equity-based compensation adjustment for modified employment terms	—	—	480	—
Company's portion of adjustments to FFO of unconsolidated joint ventures	89	836	233	15,114
Adjusted FFO available to common shareholders	$26,030	$31,740	$93,445	$115,274

(1) Other income primarily consisting of net realized (gain) loss on investments in securities and other in both periods and a gain from a litigation settlement of $30.0 million in the nine months ended September 30, 2011 are excluded from Adjusted FFO.

(2)	Legal costs associated with litigation settlements are excluded from Adjusted FFO.
(3) On August 15, 2012, a receiver was appointed to take over this hotel and the receiver now has full control of the hotel operations and cash flow. The operating results for the Hilton El Conquistador in Tucson, AZ since that date are excluded from Adjusted FFO.

HOTEL PORTFOLIO

The following table presents certain information related to our hotel properties as of September 30, 2012:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100%	150
Embassy Suites	Herndon, VA	Full service	150	100%	150
Embassy Suites	Las Vegas, NV	Full service	220	100%	220
Embassy Suites	Syracuse, NY	Full service	215	100%	215
Embassy Suites	Flagstaff, AZ	Full service	119	100%	119
Embassy Suites	Houston, TX	Full service	150	100%	150
Embassy Suites	West Palm Beach, FL	Full service	160	100%	160
Embassy Suites	Philadelphia, PA	Full service	263	100%	263
Embassy Suites	Walnut Creek, CA	Full service	249	100%	249
Embassy Suites	Arlington, VA	Full service	267	100%	267
Embassy Suites	Portland, OR	Full service	276	100%	276
Embassy Suites	Santa Clara, CA	Full service	257	100%	257
Embassy Suites	Orlando, FL	Full service	174	100%	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100%	119
Hilton	Houston, TX	Full service	243	100%	243
Hilton	St. Petersburg, FL	Full service	333	100%	333
Hilton	Santa Fe, NM	Full service	157	100%	157
Hilton	Bloomington, MN	Full service	300	100%	300
Hilton	Washington DC	Full service	544	75%	408
Hilton	Costa Mesa, CA	Full service	486	100%	486
Hilton (1)	Tuscon, AZ	Full service	428	100%	428
Homewood Suites	Mobile, AL	Select service	86	100%	86
Hampton Inn	Lawrenceville, GA	Select service	86	100%	86
Hampton Inn	Evansville, IN	Select service	141	100%	141
Hampton Inn	Terre Haute, IN	Select service	112	100%	112
Hampton Inn	Buford, GA	Select service	92	100%	92
Marriott	Durham, NC	Full service	225	100%	225
Marriott	Arlington, VA	Full service	697	100%	697
Marriott	Seattle, WA	Full service	358	100%	358
Marriott	Bridgewater, NJ	Full service	347	100%	347
Marriott	Plano, TX	Full service	404	100%	404
Marriott	Dallas, TX	Full service	266	100%	266
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100%	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100%	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100%	90
SpringHill Suites by Marriott	Buford, GA	Select service	96	100%	96
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100%	162
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100%	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100%	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100%	120
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100%	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100%	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100%	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100%	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	87	100%	87
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100%	388

Courtyard by Marriott	Bloomington, IN	Select service	117	100%	117
Courtyard by Marriott	Columbus, IN	Select service	90	100%	90
Courtyard by Marriott	Louisville, KY	Select service	150	100%	150
Courtyard by Marriott	Crystal City, VA	Select service	272	100%	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100%	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100%	168
Courtyard by Marriott	Palm Desert, CA	Select service	151	100%	151
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100%	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100%	154
Courtyard by Marriott	Philadelphia, PA	Select service	498	100%	498
Courtyard by Marriott	Seattle, WA	Select service	250	100%	250
Courtyard by Marriott	San Francisco, CA	Select service	405	100%	405
Courtyard by Marriott	Orlando, FL	Select service	312	100%	312
Courtyard by Marriott	Oakland, CA	Select service	156	100%	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100%	180
Courtyard by Marriott	Plano, TX	Select service	153	100%	153
Courtyard by Marriott	Edison, NJ	Select service	146	100%	146
Courtyard by Marriott	Newark, CA	Select service	181	100%	181
Courtyard by Marriott	Manchester, CT	Select service	90	85%	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100%	235
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100%	210
Marriott Residence Inn	Evansville, IN	Select service	78	100%	78
Marriott Residence Inn	Orlando, FL	Select service	350	100%	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100%	159
Marriott Residence Inn	San Diego, CA	Select service	150	100%	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100%	144
Marriott Residence Inn	Palm Desert, CA	Select service	130	100%	130
Marriott Residence Inn	Las Vegas, NV	Select service	256	100%	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100%	200
Marriott Residence Inn	Plano, TX	Select service	126	100%	126
Marriott Residence Inn	Newark, CA	Select service	168	100%	168
Marriott Residence Inn	Manchester, CT	Select service	96	85%	82
Marriott Residence Inn Buckhead	Atlanta, GA	Select service	150	100%	150
Marriott Residence Inn	Jacksonville, FL	Select service	120	100%	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100%	144
One Ocean	Atlantic Beach, FL	Full service	193	100%	193
Sheraton Hotel	Langhorne, PA	Full service	187	100%	187
Sheraton Hotel	Minneapolis, MN	Full service	222	100%	222
Sheraton Hotel	Indianapolis, IN	Full service	371	100%	371
Sheraton Hotel	Anchorage, AK	Full service	370	100%	370
Sheraton Hotel	San Diego, CA	Full service	260	100%	260
Hyatt Regency	Coral Gables, FL	Full service	242	100%	242
Crowne Plaza	Beverly Hills, CA	Full service	260	100%	260
Annapolis Historic Inn	Annapolis, MD	Full service	124	100%	124
Air Rights/Ground Lease Properties
Doubletree Guest Suites	Columbus, OH	Full service	194	100%	194
Hilton	Ft. Worth, TX	Full service	294	100%	294
Hilton	La Jolla, CA	Full service	394	75%	296
Crowne Plaza	Key West, FL	Full service	160	100%	160
Renaissance	Tampa, FL	Full service	293	100%	293
Total			20,656		20,395

(1) On August 15, 2012, a receiver was appointed to take over this hotel and the receiver now has full control of the hotel operations and cash flow.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

At September 30, 2012, our total indebtedness of $2.31 billion included $479 million of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2012 would be approximately $1.1 million annually. Interest rate changes have no impact on the remaining $1.83 billion of fixed-rate debt.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2012, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We primarily use interest rate derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. We periodically enter into various interest rate swap, cap, floor, and flooridor transactions that are not designated as hedges. Changes in fair market values of these transactions are noncash items and recorded in earnings. These interest rate derivatives have resulted in total income of approximately $220.1 million from their inception in 2008 through September 30, 2012. Based on the LIBOR rates in effect on September 30, 2012, these derivatives are expected to result in income of approximately $8.1 million for the remainder of 2012.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At September 30, 2012, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following materials from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Cash Flows; and (iv) Notes to the Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Date:	November 7, 2012	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 7, 2012	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer