Form 10-K
period 2012-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2013-03-01
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 29, 2012, the aggregate market value of 63,543,501 shares of the registrant’s common stock held by non-affiliates was approximately $535,672,000.
As of February 27, 2013, the registrant had 68,154,287 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2013 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2012

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
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition and liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	anticipated or expected purchases or sales of assets;

•	our projected operating results;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.

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
Since the initial public offering and through 2007, we acquired a total of 144 hotel properties through purchase transactions, including interests ranging from 75% to 89% in five properties through existing joint ventures. Effective December 2, 2011, one of our joint venture partners assigned to us its 11% ownership interest in the joint venture, in which we previously had an 89% ownership interest. As of December 31, 2012, our consolidated financial statements included 90 directly owned hotel properties and four hotel properties that we owned through majority-owned investments in joint ventures. These hotels represent 20,034 total rooms, or 19,773 net rooms, excluding those attributable to joint venture partners. Our hotels are primarily operated under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott, Starwood and Intercontinental Hotels Group. Currently, all of our hotels are located in the United States.
In March 2011, in connection with the foreclosure on a mezzanine loan held in a joint venture with Prudential Real Estate Investors (“PREI”), we and PREI each invested additional funds and each contributed an existing mezzanine loan to form a new joint venture, the PIM Highland JV, which acquired the 28-hotel property portfolio (the “Highland Portfolio”) securing the two mezzanine loans. Our investment was $150.0 million. We have an ownership interest of 71.74% in PIM Highland JV’s common equity and a $25.0 million preferred equity interest. Although we have the majority ownership interest and can exercise significant influence over the joint venture, we do not control the activities that most significantly impact the PIM Highland JV’s economic performance. All the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we are not the primary beneficiary of PIM Highland JV and therefore it is not consolidated. Our investment in the joint venture is accounted for using the equity method. The Highland Portfolio consists of high quality full and select service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner.
Additionally, in March 2011, we acquired 96 hotel condominiums units at WorldQuest Resort in Orlando, Florida ("WorldQuest") for $12.0 million and subsequently during 2011 sold two units. At December 31, 2012 we owned 94 units. At December 31, 2012, we also wholly owned one mezzanine loan with a net carrying value of $3.2 million and one note receivable of $8.1 million in connection with a joint venture restructuring.
Beginning in March 2008, we entered into various derivative transactions with financial institutions to hedge our debt, to improve cash flows, and to capitalize on the historical correlation between changes in LIBOR and RevPAR (Revenue Per Available Room). Through December 31, 2012, we recorded cash and accrued income of $228.2 million from the derivative transactions.
For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2012, all of our 94 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. With respect to our unconsolidated joint venture, PIM Highland JV, the 28 hotels are leased to PIM Highland JV’s wholly-owned subsidiary, which is treated as a taxable REIT subsidiary for federal income tax purposes.
We do not operate any of our hotels directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC, together with its affiliates, (“Remington Lodging”), is our primary property manager, and is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and Mr. Archie Bennett, Jr., our Chairman Emeritus. As of December 31, 2012, Remington Lodging managed 44 of our 94 legacy hotel properties, while third-party management companies managed the remaining 50 hotel properties. In addition, Remington Lodging also managed 21 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties.

SIGNIFICANT TRANSACTIONS IN 2012 AND RECENT DEVELOPMENTS

Credit Facility Capacity Expansion and Modification - On February 21, 2012, we expanded our borrowing capacity under our $105.0 million senior credit facility to an aggregate $145.0 million and on September 24, 2012, we further expanded our borrowing capacity to an aggregate $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. As part of these expansions two additional banks have been added to the participating banks in the senior credit facility. On December 21, 2012, we amended the senior credit facility to reduce the minimum fixed charge coverage ratio from 1.35x to 1.25x through expiration in September 2014.
At-the-Market Preferred Stock Offering - In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. The ATM program remains in effect until such time that either party elects to terminate or the share or dollar threshholds are reached. On March 2, 2012, we commenced issuances of preferred stock and during the first two quarters of the year ended December 31, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. Such proceeds, net of commissions and other expenses, were $16.0 million for the year ended December 31, 2012.
Refinanced our $167.2 Million Mortgage Loan - On May 9, 2012, we refinanced our $167.2 million mortgage loan, due May 2012, and having an interest rate of LIBOR plus 1.65%, with a $135.0 million mortgage loan, due May 2014 with three one-year extension options and an interest rate of LIBOR plus 6.50%. As a result, our Doubletree Guest Suites hotel property in Columbus, Ohio, which was one of ten hotels securing our $167.2 million mortgage loan, was no longer encumbered and later sold as the nine remaining hotels secure our $135.0 million mortgage loan.
Disposition of Hotel Properties - During the second quarter of 2012 we determined that the Hilton El Conquistador hotel in Tuscon, Arizona was not to be held long-term as operating cash flows were not anticipated to cover principal and interest payments of the related debt secured by this hotel. In addition, regarding this loan, we ceased making principal and interest payments after July 31, 2012. Based on our assessment, which included marketing this hotel for sale, we concluded that the carrying value of this asset would not be recoverable. Consequently, in the second quarter of 2012, we recognized an impairment charge of $4.1 million related to this hotel, which reduced its carrying value to $19.7 million and represented our estimate of its fair value. The impairment charge was based on methodologies discussed in Note 2, which are considered Level 3 valuation techniques. Effective August 15, 2012, via a consensual foreclosure with our lender, a receiver appointed by Pima County Superior Court in Arizona completed taking possession and full control of this hotel. The hotel was disposed of in December 2012 when title passed to the lender. Additionally we sold our Doubletree Guest Suites hotel in Columbus, Ohio in November 2012 for net proceeds of $7.7 million. The results of operations of these hotels will be included in discontinued operations in our consolidated statements of operations for all periods presented.
Refinanced our $153.9 Million Mortgage Loan - On November 7, 2012, we refinanced our $153.9 million non-recourse mortgage loan set to mature in December 2015, and having an interest rate of 12.72%, with a $211.0 million mortgage loan, due November 2014 with three one-year extension options. The new loan is interest only and provides for a floating interest rate of LIBOR plus 6.15% with a 0.25% LIBOR Floor. The new loan remains secured by the same five hotels including: the Embassy Suites Crystal City, Embassy Suites Orlando Airport, Embassy Suites Santa Clara, Embassy Suites Portland and the Hilton Costa Mesa.
BUSINESS STRATEGIES

Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, which has continued into 2012. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, have shown upward growth. We believe improvements in the economy will continue to positively impact the lodging industry and hotel operating results for several years to come, and we will continue to seek ways to benefit from the cyclical nature of the hotel industry.  We believe that in the prior cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe the hotel industry may exceed these cash flows and values during the next cyclical peak.
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties;

•	disposition of non-core hotel properties;

•	investing in securities;

•	pursuing capital market activities to enhance long-term shareholder value;

•	preserving capital, enhancing liquidity, and continuing current cost saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.

Our investment strategies continue to focus on the full and select service hotels in the upscale and upper-upscale segments within the lodging industry. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-related investment opportunities as they may develop. Our Board of Directors may change our investment strategies at any time without shareholder approval or notice.
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
Direct Hotel Investments – In selecting hotels to acquire, we target hotels that offer one or more of the following attributes: a high current return or have the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy will continue to follow a similar investment criteria and will seek to achieve both current income and appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that do not fit our investment strategy or criteria due to micro or macro market changes or other reasons.
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

DISTRIBUTION POLICY
In December 2011, the Board of Directors approved our 2012 dividend policy with an annualized target of $0.44 per share. For the year ended December 31, 2012, we have declared dividends of $0.44 per share. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Distributions are authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. In December 2012, the Board of Directors approved our dividend policy for 2013 and we expect to pay a quarterly dividend of $0.12 per share for 2013. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review its dividend policy on a quarterly basis. Our ability to pay distributions to our shareholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our shareholders are generally taxable to our shareholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a shareholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
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
EMPLOYEES
At December 31, 2012, we had 78 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions. None of our corporate employees are unionized. All persons employed in day-to-day hotel operations are employees of the management companies and not the Company, and some of the management company employees are unionized. Occasionally, we hire temporary employees to assist in tasks. We also hire numerous third parties to provide various professional services. In addition, certain employees of a related party provide services to us or split their time between us and the related party. Costs for these services are included in the corporate general and administrative expense reimbursements to the related party.
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
As of December 31, 2012, we owned interests in 122 hotels, 118 of which operated under the following franchise licenses or brand management agreements:
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
RISKS RELATED TO OUR BUSINESS
The financial crisis and general economic slowdown, which began in late 2007, harmed the operating performance of the hotel industry generally. If these or similar events occur again in the future, our operating and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.
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
As of December 31, 2012, we had aggregated borrowings of approximately $2.3 billion outstanding, including $667.4 million of variable interest rate debt. The interest we pay on variable-rate debt increases as interest rates increase above any floor rates, which may decrease cash available for distribution to shareholders. We are also subject to the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to shareholders, (iv) increase the risk that we could be forced to liquidate assets or repay debt, any of which could have a material adverse effect on us, and (v) create other hazardous situations for us.
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

We voluntarily elected to cease making payments on the mortgages securing four of our hotels during the recent economic downturn, and we may voluntarily elect to cease making payments on additional mortgages in the future, which could reduce the number of hotels we own as well as our revenues and could affect our ability to raise equity or debt financing in the future or violate covenants in our debt agreements.
During the past economic crisis, we undertook a series of actions to manage the sources and uses of our funds in an effort to navigate through challenging market conditions while still pursuing opportunities to create long-term shareholder value. In this effort, we attempted to proactively address value and cash flow deficits among certain of our mortgaged hotels, with a goal of enhancing shareholder value through loan amendments, or in certain instances, consensual transfers of hotel properties to the lenders in satisfaction of the related debt, some of which resulted in impairment charges. The loans secured by these hotels, subject to certain customary exceptions, were non-recourse to us. We may continue to proactively address value and cash flow deficits in a similar manner as necessary and appropriate.
We had approximately $2.3 billion of mortgage debt outstanding as of December 31, 2012. We may face issues with these loans or with other loans or borrowings that we incur in the future, some of which issues may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt agreements, could have an adverse effect on our ability to raise equity or debt capital, could increase the cost of such capital or could otherwise have an adverse effect on our business, results of operations or financial condition.

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
Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in the shareholders’ best interest. The Chairman of our Board of Directors and Chief Executive Officer, Mr. Monty J. Bennett, serves as the Chief Executive Officer of Remington Lodging and Mr. Archie Bennett, Jr., who is our Chairman Emeritus, serves as Chairman of the Board of Directors of Remington Lodging. Messrs. Archie and Monty J. Bennett beneficially own 100% of Remington Lodging, which, as of December 31, 2012, managed 44 of our 94 legacy properties, 21 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties; and provides related services, including property management services and project management services.

Messrs. Archie and Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging, and Mr. Monty Bennett's management obligations to Remington Lodging reduces the time and effort he spends managing Ashford. Our Board of Directors has adopted a policy that requires all material approvals, actions or decisions to which we have the right to make under the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude to Remington Lodging under the management agreements to which we are a party, Messrs. Archie Bennett and Monty J. Bennett, as officers of Remington Lodging, could take actions or make decisions that are not in the shareholders’ best interest or that are otherwise inconsistent with their obligations under the management agreement or our obligations under the applicable franchise agreements.
Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie and Monty J. Bennett, Mr. David Brooks, our Chief Operating Officer and General Counsel, Mr. David Kimichik, our Chief Financial Officer, Mr. Mark Nunneley, our Chief Accounting Officer and Mr. Martin L. Edelman (or his family members), one of our directors, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us to sell, not sell, or refinance certain properties, even if such actions or inactions might be financially advantageous to our shareholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.
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
We are a party to a master hotel management agreement and an exclusivity agreement with Remington Lodging, which describes the terms of Remington Lodging’s services to our hotels, as well as any future hotels we may acquire that may or may not be managed by Remington Lodging. If we terminate the management agreement as to any of the remaining four hotels we acquired in connection with our initial public offering, which are all subject to the management agreement, because we elect to sell those hotels, we will be required to pay Remington Lodging a substantial termination fee. Remington Lodging may agree to waive the termination fee if a replacement hotel is substituted but is under no contractual obligation to do so. The exclusivity agreement requires us to engage Remington Lodging, unless our independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined that special circumstances exist or that, based on Remington Lodging’s prior performance, another manager or developer could perform the duties materially better. As the sole owners of Remington Lodging, which would receive any development, management, and management termination fees payable by us under the management agreement, Mr. Monty Bennett, and to a lesser extent, Mr. Archie Bennett, in his role as Chairman Emeritus, may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our shareholders to do so.
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

Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Monty J. Bennett, to manage 44 of our 94 legacy hotel properties, 21 of the 28 PIM Highland JV hotel properties, and the WorldQuest condominium properties as of December 31, 2012. We have hired unaffiliated third–party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged, we may be in breach of the franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. Any of these circumstances could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders.

Our management agreements could adversely affect the sale or financing of hotel properties and, as a result, our operating results and ability to make distributions to our shareholders could suffer.
We have entered into management contracts, and acquired properties subject to management contracts, that do not allow us to replace hotel managers on relatively short notice or with limited cost or that contain other restrictive covenants, and we may enter into such contracts or acquire properties subject to such contracts in the future.  As an example of such restrictive covenants, the terms of some management agreements may restrict our ability to sell a property unless the purchaser is not a competitor of the manager, assumes the related management agreement and meets other specified conditions.  Also, the terms of a long-term management agreement encumbering our properties may reduce the value of the property.  When we enter into or acquire properties subject to any such management agreements, we may be precluded from taking actions that would otherwise be in  our best interest or could cause us to incur substantial expense, which could adversely affect our operating results and our ability to make distributions to shareholders.
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
As a REIT, we are required to distribute at least 90% of our REIT taxable income each year, excluding net capital gains, to our shareholders. Our ability to make distributions may be adversely affected by the risk factors described herein. We cannot assure you that we will be able to make distributions in the future. In the event of future downturns in our operating results and financial performance, unanticipated capital improvements to our hotels or declines in the value of our mortgage portfolio, we may be unable to declare or pay distributions to our shareholders to the extent required to maintain our REIT qualification. The timing and amount of such distributions will be in the sole discretion of our Board of Directors, which will consider, among other factors, our financial performance and debt service obligations. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. Currently, our credit facility limits us from paying dividends if we are in default under the credit facility, including by reason of failing to meet certain covenants.
Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to make distributions to our stockholders.
Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into ground leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and ground leasing expenses. This could affect our liquidity and our ability to make distributions to our stockholders.
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
Future terrorist attacks similar in nature to the events of September 11, 2001 and other global issues may negatively affect the performance of our properties, the hotel industry in general, and our future results of operations and financial condition.
The terrorist attacks of September 11, 2001 and their effects substantially reduced business and leisure travel throughout the United States and hotel industry revenue per available room, or RevPAR, generally during the period following September 11, 2001. We cannot predict the extent to which additional terrorist attacks, acts of war, or global issues may occur in the future or how such events would directly or indirectly impact the hotel industry or our operating results.
Future terrorist attacks, acts of war, or global issues could have further material adverse effects on the hotel industry at large and our operations in particular.
We face risks related to changes in the global and political economic environment, including capital and credit markets.
Our business may be impacted by global economic conditions, which recently have been volatile. Political crises in individual countries or regions, including sovereign risk related to a deterioration in the credit worthiness or a default by local governments, has contributed to this volatility. If the global economy experiences continued volatility or significant disruptions, such disruptions or volatility could hurt the U.S. economy and our business could be negatively impacted by reduced demand for business and leisure travel related to a slow-down in the general economy, by disruptions resulting from tighter credit markets, and by liquidity issues resulting from an inability to access credit markets to obtain cash to support operations. Our objective is to maintain access to capital and credit markets.
We are increasingly dependent on information technology, and potential disruption, cyberattacks, security problems, and expanding social media vehicles present new risks.
We and our hotel managers increasingly rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel managers purchase some of our information technology from vendors, on whom our systems depend, and we rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Any significant breakdown, invasion, destruction, or interruption of these systems could negatively impact our operations. In addition, there is a risk of business interruption and reputational damage from leakage of confidential information.
The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about the Company on any social networking web site could damage our reputation. In addition, the disclosure of non-public Company sensitive information through external media channels, whether by employees or others, could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to our reputation could negatively impact our financial condition, results of operation, and the market price of our equity securities.

Any failure to maintain the security of the information that we or our property managers hold relating to our guests, employees and vendors, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with guests, employees and vendors, could cause us to incur substantial additional costs and could cause us to become subject to litigation, and could adversely affect our operating results.
As do most companies, we (and our various property managers) receive certain confidential or personal information about our employees, guests, and vendors in the ordinary course of our business, and we often depend upon the secure transmission of this information over public networks. Our network and storage applications, and those of our property managers, may be subject to unauthorized access by hackers or others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. These data breaches and any unauthorized access or disclosure of our information could expose sensitive business information or the confidential or personal information of our guests, employees or vendors that we hold.
Such an occurrence could adversely affect our reputation with our employees, guests, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to remediate any damage incurred and to upgrade further the security measures that we employ to guard such important information against cyberattacks and other attempts to access such information and could result in a disruption of our operations.

RISKS RELATED TO HOTEL INVESTMENTS
We are subject to general risks associated with operating hotels.
Our hotels and hotels underlying our mortgage and mezzanine loans are subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

•	our hotels compete with other hotel properties in their geographic markets and many of our competitors have substantial marketing and financial resources;

•	over-building in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	increases in assessed property taxes from changes in valuation or real estate tax rates;

•	increases in the cost of property insurance;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes; and

•
adverse effects of general, regional, and local economic conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists.

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
Our hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures, and equipment. Franchisors of our hotels may also require periodic capital improvements as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements, which gives rise to the following risks:

•	cost overruns and delays;

•	renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms or restaurants under renovation are out of service;

•	the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms;

•	the risk that the return on our investment in these capital improvements will not be what we expect;

•	possible environmental problems; and

•	disputes with franchisors or property managers regarding compliance with relevant franchise agreements or management agreements.
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
Many real estate costs are fixed, even if revenue from our hotels decreases.
Many costs, such as real estate taxes, insurance premiums and maintenance costs, generally are not reduced even when a hotel is not fully occupied, room rates decrease or other circumstances cause a reduction in revenues. In addition, newly acquired or renovated hotels may not produce the revenues we anticipate immediately, or at all, and the hotel's operating cash flow may be insufficient to pay the operating expenses and debt service associated with these new hotels. If we are unable to offset real estate costs with sufficient revenues across our portfolio, our financial performance and liquidity could be materially and adversely affected.
The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.
Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.
Our hotel investments may be subject to risks relating to potential terrorist activity.
During 2012, approximately 17.8% of our total hotel revenue was generated from 11 hotels located in the Washington D.C. and Baltimore areas, areas considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist activity. Terrorist activity in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.

Our development activities may be more costly than we have anticipated.
As part of our long-term growth strategy, we may develop or renovate hotels. Hotel development involves substantial risks, including that:

•	actual development or renovation costs may exceed our budgeted or contracted amounts;

•	construction delays may prevent us from opening hotels on schedule;

•	we may not be able to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•	our developed or renovated properties may not achieve our desired revenue or profit goals; and

•	we may incur substantial development costs and then have to abandon a development project before completion.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations.
RISKS RELATED TO DERIVATIVE TRANSACTIONS AND INVESTMENTS IN SECURITIES AND OTHER
We have engaged in and may continue to engage in derivative transactions, which can limit our gains and expose us to losses.
We have entered into and may continue to enter into hedging transactions to (i) attempt to take advantage of changes in prevailing interest rates, (ii) protect our portfolio of mortgage assets from interest rate fluctuations, (iii) protect us from the effects of interest rate fluctuations on floating-rate debt, (iv) protect us from the risk of fluctuations in the financial and capital markets, or (v) preserve net cash in the event of a major downturn in the economy. Our hedging transactions may include entering into interest rate swap agreements, interest rate cap or floor agreements or flooridor and corridor agreements, credit default swaps and purchasing or selling futures contracts, purchasing or selling put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Volatile fluctuations in market conditions could cause these instruments to become ineffective. Any gains or losses associated with these instruments are reported in our earnings each period. No hedging activity can completely insulate us from the risks inherent in our business.
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
Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protections is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

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
The enactment of derivatives legislation and regulation could have an adverse effect on our ability to use derivative instruments to reduce the negative effect of interest rate fluctuations and other risks associated with our business.
On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in certain markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court (the “District Court”) for the District of Columbia in September of 2012, although the CFTC has stated that it will appeal the District Court's decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap”, “security-based swap”, “swap dealer” and “major swap participant”. The Dodd-Frank Act and CFTC rules will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements, if available). In addition, new regulations may require us to comply with margin requirements, although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
RISKS RELATED TO INVESTMENTS IN MORTGAGES AND MEZZANINE LOANS
Debt investments that are not United States government insured involve risk of loss.
As part of our business strategy, we may originate or acquire lodging-related uninsured and mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud and related losses, and special hazard losses that are not covered by standard hazard insurance. Also, costs of financing the mortgage loans could exceed returns on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. We suffered significant impairment charges with respect to our investments in mortgage loans in 2009 and 2010. We may incur similar losses in the future for the remaining mezzanine loan of $3.2 million at December 31, 2012. The value and the price of our securities may be adversely affected.
We may invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.
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

Numerous treaties, laws and regulations have been enacted to regulate or limit carbon emissions. Changes in the regulations and legislation relating to climate change, and complying with such laws and regulations, may require us to make significant investments in our hotels and could result in increased energy costs at our properties which could have a material adverse effect on our results of operations and our ability to pay dividends to our stockholders.
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
Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed. Accordingly, there can be no assurance that (i) the insurance coverage thresholds that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits); (ii) we will not incur large deductibles that will adversely affect our earnings; (iii) we will not incur losses from risks that are not insurable or that are not economically insurable; or (iv) current coverage thresholds will continue to be available at reasonable rates. In the future, we may choose not to maintain terrorism insurance on any of our properties. As a result, one or more large uninsured or underinsured losses could have a material adverse effect on us.
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

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax.

•	Each of our taxable REIT subsidiaries is a fully taxable corporation and will be subject to federal and state taxes on its income.

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
In the event that leases between us and our taxable REIT subsidiaries are held not to be on an arm’s-length basis, we or our taxable REIT subsidiaries could be subject to taxes, and adjustments to the rents could cause us to fail to meet certain REIT income tests. In determining amounts payable by our taxable REIT subsidiaries under our leases, we engage a third party to prepare transfer pricing studies to ascertain whether the lease terms we establish are on an arm’s-length basis. The transfer pricing studies that we have received concluded that the lease terms have been consistent with arm’s-length terms as required by applicable Treasury Regulations. However, in September 2010, the Internal Revenue Service ("IRS") completed an audit of one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment that reduced the amount of rent we charged the taxable REIT subsidiary ("TRS"). We own a 75% interest in the hotel properties and the TRS at issue. In connection with the TRS audit, the IRS selected our REIT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm's length rate. We strongly disagree with the IRS' position. We filed written protests with the IRS and requested an IRS Appeals Office review of the TRS and REIT cases simultaneously. The IRS granted the Appeals Office review and our representatives attended Appeals Office conferences. One or more additional conferences with the Appeals Office will be required to resolve our cases and we anticipate these will occur in 2013. If the IRS were to pursue the TRS case and prevail, the TRS would owe approximately $1.1 million of additional U.S. federal income taxes plus possible additional state income taxes of $199,000, net of federal benefit. Alternatively, if the IRS were to pursue the REIT case and prevail, our REIT would owe approximately $4.6 million of U.S. federal excise taxes. The excise taxes assessed on the REIT would be in lieu of the TRS additional income taxes. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS adjustments to the rent charged are inconsistent with the U.S. federal tax laws related to REITs and true leases. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS has requested and we have agreed to extend the assessment statute of limitations three times for both the TRS and the REIT for the 2007 tax year. The most recent IRS request was made in January 2013, and extends the statute of limitations for the 2007 tax year to March 31, 2014.

In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS has not proposed any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS has issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to the TRS was greater than the arms'

length rate. The TRS adjustment is for $1.6 million of additional income which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represents the IRS' imputation of compensation to the TRS for agreeing to be a party to the lessor entity's bank loan agreement. We own a 75% interest in the lessor entity. We strongly disagree with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS has misinterpreted certain terms of the lease, third party hotel management, and bank loan agreements. We have filed a written protest and requested an IRS Appeals Office review. The IRS has granted the Appeals Office review and has assigned the same Appeals team that is overseeing our 2007 cases to our 2008 cases. We anticipate that the initial Appeals conference for the 2008 cases will occur in 2013. In March 2012, the IRS requested and we consented to extend the statute of limitations for the TRS and REIT for the 2008 tax year to March 31, 2013. In January 2013, the IRS requested and we agreed to extend the statute to March 31, 2014.

With respect to both the 2007 and 2008 IRS audits, we believe we will substantially prevail in the eventual settlement of the audits and that the settlements will not have a material adverse effect on our financial condition and results of operations. We have concluded that the positions reported on the tax returns under audit by the IRS are, solely on their technical merits, more-likely-than-not to be sustained upon examination.

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

In addition, if the IRS were to successfully challenge the terms of our leases with any of our taxable REIT subsidiaries for 2009 and later years, we or our taxable REIT subsidiaries could owe additional taxes and we could be required to pay penalty taxes if the effect of such challenges were to cause us to fail to meet certain REIT income tests, which could materially adversely affect us and the value of our securities.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income and assets in each year from certain hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services, and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. However, for transactions that we enter into to protect against interest rate risks on debt incurred to acquire qualified REIT assets and for which we identify as hedges for tax purposes, any associated hedging income is excluded from the 95% income test and the 75% income test applicable to a REIT. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.
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
At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. Effective for taxable years beginning after December 31, 2012, the maximum regular income tax rate applicable to individuals on dividend income from regular C corporations is 20%. This reduces substantially the so-called “double taxation” (that is, taxation at both the corporate and shareholder levels) applicable to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for such maximum rate, and dividends from REITs may be taxed at regular income tax rates as great as 39.6%. This difference in maximum tax rates could ultimately cause individual investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs because the dividends paid by non-REIT corporations would be subject to lower tax rates. We cannot predict whether in fact this will occur or, if it occurs, what the impact will be on the value of our securities.
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
In December 2011, the Board of Directors approved our dividend policy for 2012 with an annualized target of $0.44 per share for 2012. For the year ended December 31, 2012, we have declared dividends of $0.44 per share. In December 2012, the Board of Directors approved our dividend policy for 2013 with an annualized target of $0.48 per share for 2013, and we expect to pay a quarterly dividend of $0.12 per share for 2013. However, our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.
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
Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Messrs. Monty J. Bennett, Kessler, Brooks, Kimichik, Nunneley and Welter and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key–person life insurance on any of our officers other than in connection with our deferred compensation plan. Although these officers currently have employment agreements with us, we cannot assure their continued employment. The loss of services of one or more members of our corporate management team could harm our business and our prospects.
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
OFFICES.   We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
HOTEL PROPERTIES.   As of December 31, 2012, we had ownership interests in 94 hotel properties that were included in our consolidated operations, which included direct ownership in 90 hotel properties and between 75%-85% ownership in four hotel properties through equity investments with joint venture partners. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2012
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full	150	100%	150	80.26%	$139.85	$112.24
Embassy Suites	Dallas, TX	Full	150	100%	150	69.07%	$117.31	$81.03
Embassy Suites	Herndon, VA	Full	150	100%	150	75.16%	$152.39	$114.54
Embassy Suites	Las Vegas, NV	Full	220	100%	220	78.84%	$126.18	$99.48
Embassy Suites	Syracuse, NY	Full	215	100%	215	74.54%	$111.84	$83.37
Embassy Suites	Flagstaff, AZ	Full	119	100%	119	81.54%	$121.96	$99.44
Embassy Suites	Houston, TX	Full	150	100%	150	83.90%	$160.74	$134.86
Embassy Suites	West Palm Beach, FL	Full	160	100%	160	79.99%	$110.49	$88.38
Embassy Suites	Philadelphia, PA	Full	263	100%	263	76.52%	$138.21	$105.76
Embassy Suites	Walnut Creek, CA	Full	249	100%	249	80.77%	$129.33	$104.47
Embassy Suites	Arlington, VA	Full	267	100%	267	83.83%	$187.07	$156.81
Embassy Suites	Portland, OR	Full	276	100%	276	80.51%	$163.75	$131.83
Embassy Suites	Santa Clara, CA	Full	257	100%	257	79.73%	$161.40	$128.68
Embassy Suites	Orlando, FL	Full	174	100%	174	77.50%	$125.46	$97.23
Hilton Garden Inn	Jacksonville, FL	Select service	119	100%	119	66.99%	$106.12	$71.09
Hilton	Houston, TX	Full	243	100%	243	72.51%	$109.01	$79.04
Hilton	St. Petersburg, FL	Full	333	100%	333	73.60%	$124.01	$91.27
Hilton	Santa Fe, NM	Full	157	100%	157	60.06%	$137.94	$82.84
Hilton	Bloomington, MN	Full	300	100%	300	82.22%	$119.89	$98.57
Hilton	Washington DC	Full	544	75%	408	82.31%	$213.93	$176.09
Hilton	Costa Mesa, CA	Full	486	100%	486	75.61%	$116.89	$88.39
Homewood Suites	Mobile, AL	Select service	86	100%	86	81.13%	$114.05	$92.52
Hampton Inn	Lawrenceville, GA	Select service	86	100%	86	64.56%	$89.70	$57.91
Hampton Inn	Evansville, IN	Select service	141	100%	141	64.62%	$104.29	$67.39
Hampton Inn	Terre Haute, IN	Select service	112	100%	112	68.79%	$88.60	$60.95
Hampton Inn	Buford, GA	Select service	92	100%	92	69.27%	$105.67	$73.20
Marriott	Durham, NC	Full	225	100%	225	58.71%	$142.96	$83.93
Marriott	Arlington, VA	Full	697	100%	697	75.10%	$182.39	$136.97
Marriott	Seattle, WA	Full	358	100%	358	77.69%	$200.34	$155.64
Marriott	Bridgewater, NJ	Full	347	100%	347	67.68%	$184.12	$124.61

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2012
						Occupancy	ADR	RevPAR
Marriott	Plano, TX	Full	404	100%	404	66.37%	$162.59	$107.91
Marriott	Dallas, TX	Full	266	100%	266	66.30%	$122.86	$81.46
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100%	102	71.57%	$88.60	$63.41
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100%	133	79.10%	$113.89	$90.08
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100%	90	67.81%	$96.51	$65.45
SpringHill Suites by Marriott	Buford, GA	Select service	96	100%	96	70.60%	$93.54	$66.04
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100%	162	63.34%	$111.74	$70.78
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100%	136	69.64%	$85.61	$59.62
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100%	136	64.69%	$101.41	$65.60
SpringHill Suites by Marriott	Durham, NC	Select service	120	100%	120	76.01%	$84.67	$64.36
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100%	400	76.89%	$86.68	$66.65
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100%	164	76.11%	$117.05	$89.09
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100%	199	60.62%	$122.50	$74.27
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100%	136	57.45%	$84.74	$48.68
Fairfield Inn by Marriott	Kennesaw, GA	Select service	87	100%	87	65.91%	$83.96	$55.34
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100%	388	79.34%	$75.24	$59.70
Courtyard by Marriott	Bloomington, IN	Select service	117	100%	117	72.79%	$123.92	$90.20
Courtyard by Marriott	Columbus, IN	Select service	90	100%	90	69.27%	$92.67	$64.19
Courtyard by Marriott	Louisville, KY	Select service	150	100%	150	67.78%	$124.48	$84.38
Courtyard by Marriott	Crystal City, VA	Select service	272	100%	272	69.89%	$142.25	$99.42
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100%	174	72.33%	$100.70	$72.83
Courtyard by Marriott	Overland Park, KS	Select service	168	100%	168	59.10%	$94.27	$55.71
Courtyard by Marriott	Palm Desert, CA	Select service	151	100%	151	53.88%	$104.46	$56.28
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100%	156	68.34%	$105.61	$72.18
Courtyard by Marriott	Alpharetta, GA	Select service	154	100%	154	63.54%	$101.61	$64.56
Courtyard by Marriott	Philadelphia, PA	Select service	498	100%	498	77.89%	$161.20	$125.56
Courtyard by Marriott	Seattle, WA	Select service	250	100%	250	72.03%	$148.58	$107.02
Courtyard by Marriott	San Francisco, CA	Select service	405	100%	405	85.36%	$206.95	$176.66
Courtyard by Marriott	Orlando, FL	Select service	312	100%	312	76.72%	$87.48	$67.11
Courtyard by Marriott	Oakland, CA	Select service	156	100%	156	76.55%	$112.53	$86.14
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100%	180	69.21%	$89.81	$62.16
Courtyard by Marriott	Plano, TX	Select service	153	100%	153	67.32%	$116.20	$78.23
Courtyard by Marriott	Edison, NJ	Select service	146	100%	146	77.75%	$107.04	$83.22
Courtyard by Marriott	Newark, CA	Select service	181	100%	181	74.34%	$101.66	$75.58
Courtyard by Marriott	Manchester, CT	Select service	90	85%	77	65.10%	$105.49	$68.67
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100%	235	68.14%	$160.66	$109.47
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100%	210	80.29%	$120.94	$97.10
Marriott Residence Inn	Evansville, IN	Select service	78	100%	78	80.87%	$115.38	$93.30
Marriott Residence Inn	Orlando, FL	Select service	350	100%	350	81.05%	$103.20	$83.65
Marriott Residence Inn	Falls Church, VA	Select service	159	100%	159	79.04%	$148.53	$117.40
Marriott Residence Inn	San Diego, CA	Select service	150	100%	150	79.04%	$165.10	$130.49
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100%	144	69.04%	$118.24	$81.63
Marriott Residence Inn	Palm Desert, CA	Select service	130	100%	130	67.02%	$108.49	$72.71
Marriott Residence Inn	Las Vegas, NV	Select service	256	100%	256	73.34%	$106.27	$77.93
Marriott Residence Inn	Phoenix, AZ	Select service	200	100%	200	61.25%	$102.93	$63.04
Marriott Residence Inn	Plano, TX	Select service	126	100%	126	67.75%	$100.89	$68.35
Marriott Residence Inn	Newark, CA	Select service	168	100%	168	77.43%	$109.16	$84.53
Marriott Residence Inn	Manchester CT	Select service	96	85%	82	81.89%	$110.18	$90.23
Marriott Residence Inn Buckhead	Atlanta, GA	Select service	150	100%	150	77.40%	$103.94	$80.45
Marriott Residence Inn	Jacksonville, FL	Select service	120	100%	120	77.35%	$96.96	$75.00
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100%	144	79.56%	$113.02	$89.91
One Ocean	Atlantic Beach, FL	Full	193	100%	193	61.45%	$176.41	$108.41

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2012
						Occupancy	ADR	RevPAR
Sheraton Hotel	Langhorne, PA	Full	187	100%	187	72.61%	$112.65	$81.80
Sheraton Hotel	Minneapolis, MN	Full	222	100%	222	68.31%	$106.25	$72.58
Sheraton Hotel	Indianapolis, IN	Full	371	100%	371	66.64%	$111.23	$74.12
Sheraton Hotel	Anchorage, AK	Full	370	100%	370	73.37%	$127.93	$93.86
Sheraton Hotel	San Diego, CA	Full	260	100%	260	69.10%	$100.79	$69.65
Hyatt Regency	Coral Gables, FL	Full	242	100%	242	83.86%	$159.77	$133.98
Crowne Plaza	Beverly Hills, CA	Full	260	100%	260	81.40%	$163.40	$133.00
Annapolis Historic Inn	Annapolis, MD	Full	124	100%	124	63.20%	$133.20	$84.19
Ground Lease Properties
Hilton (a)	Ft. Worth, TX	Full	294	100%	294	76.09%	$140.63	$107.00
Hilton (b)	La Jolla, CA	Full	394	75%	296	75.83%	$166.41	$126.19
Crowne Plaza (c)	Key West, FL	Full	160	100%	160	80.50%	$219.97	$177.08
Renaissance (d)	Tampa, FL	Full	293	100%	293	77.95%	$154.68	$120.57
Total			20,034		19,773	73.80%	$133.87	$98.80
________
(a) The partial ground lease expires in 2040.
(b) The ground lease expires in 2043.
(c) The ground lease expires in 2084.
(d) The ground lease expires in 2080.

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
Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a)   Market Price of and Dividends on, Registrant’s Common Equity and Related Stockholder Matters
Market Price and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On February 27, 2013, there were 109 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of one Section 13G filer that presently holds in excess of 9.8% of our outstanding common shares, but our Board of Directors has granted a waiver which provides this holder with an exception to our ownership restrictions.
The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per common share:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$9.91	$9.41	$9.40	$10.72
Low	$7.77	$7.45	$7.33	$8.02
Close	$9.01	$8.43	$8.40	$10.51
Cash dividends declared per share	$0.11	$0.11	$0.11	$0.11
2011
High	$11.18	$14.32	$12.90	$9.15
Low	$9.09	$10.82	$5.93	$6.18
Close	$11.02	$12.45	$7.02	$8.00
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10

In February 2011, the Board of Directors accepted management’s recommendation to resume paying cash dividends on our outstanding shares of common stock with an annualized target of $0.40 per share for 2011. For the year ended December 31, 2012, we have declared dividends of $0.44 per share. In December 2012, the Board of Directors approved our dividend policy for 2013 and we expect to pay a quarterly dividend of $0.12 per share for 2013. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Or, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our shareholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our Directors. Our ability to pay distributions to our shareholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2012			2011			2010
	Amount		%	Amount		%	Amount		%
Common Stock:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.4300	(1)	100.00	0.3000	(1)	100.00	—		—
Total	$0.4300		100.00%	$0.3000		100.00%	$—		—%
Preferred Stock – Series A:
Ordinary income	$—		—%	$1.5092		70.60%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	2.1375	(1)	100.00	0.6283	(1)	29.40	1.6031	(1)	100.00
Total	$2.1375		100.00%	$2.1375		100.00%	$1.6031		100.00%
Preferred Stock – Series D:
Ordinary income	$—		—%	$1.4915		70.60%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	2.1125	(1)	100.00	0.6210	(1)	29.40	1.5844	(1)	100.00
Total	$2.1125		100.00%	$2.1125		100.00%	$1.5844		100.00%
Preferred Stock – Series E:
Ordinary income	$—		—%	$0.7193		70.60%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	2.2500	(1)	100.00	0.2995	(1)	29.40	—		—
Total	$2.2500		100.00%	$1.0188		100.00%	$—		—%
 ____________________

(1)
The fourth quarter 2010 preferred distributions, paid January 14, 2011, are treated as 2011 distributions for tax purposes. The fourth quarter 2011 preferred and common distributions paid January 16, 2012 are treated as 2012 distributions for tax purposes. The fourth quarter 2012 preferred and common distributions paid January 15, 2013 are treated as 2013 distributions for tax purposes.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Restricted common stock	None	N/A	3,171,801	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	3,171,801
  ____________________

(1)
As of December 31, 2012, 83,365 shares of our common stock, or securities convertible into 83,365 shares of our common stock, remain available for issuance under our Amended and Restated 2003 Stock Incentive Plan and 3,088,436 shares of our common stock, or securities convertible into 3,088,436 shares of our common stock, remain available for issuance under our 2011 Stock Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, the FTSE NAREIT Mortgage REITs Index, and the NAREIT Lodging & Resorts Index for the period from December 31, 2007 through December 31, 2012, assuming an initial investment of $100 in stock on December 31, 2007 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Shareholders who wish to request a list of companies in the NAREIT Lodging Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Shareholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ashford Hospitality Trust, Inc., the S&P Index,
the FTSE NAREIT Mortgage REITs Index and the FTSE NAREIT Lodging and Resorts

200
150
100
50
0
2007
2008
2009
2010
2011
2012
Ashford Hospitality Trust, Inc.
S&P 500
FTSE NAREIT Mortgage REITs
FTSE NAREIT Lodging & Resorts

Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	—	$—	—	$200,000,000
November 1 to November 30	—	$—	—	$200,000,000
December 1 to December 31	—	$—	—	$200,000,000
Total	—	$—	—
 ____________________

(1)
In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in repurchase plan authorization from the remaining $58.4 million to $200.0 million. The plan provides for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and /or (ii) discounted purchases of outstanding debt obligations, including debt secured by hotel assets. No shares of common or preferred stock have been repurchased under this program since September 2011.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$922,606	$859,978	$808,928	$805,637	$986,109
Total operating expenses	$807,832	$766,114	$747,155	$884,464	$830,719
Operating income (loss)	$114,774	$93,864	$61,773	$(78,827)	$155,390
Income (loss) from continuing operations	$(58,558)	$7,763	$(26,125)	$(184,345)	$101,486
Income (loss) from discontinued operations	$(3,650)	$(7,880)	$(35,667)	$(104,316)	$44,185
Net income (loss) attributable to the Company	$(53,780)	$2,109	$(51,740)	$(250,243)	$129,194
Net income (loss) attributable to common shareholders	$(87,582)	$(44,767)	$(72,934)	$(269,565)	$102,552
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common shareholders	$(1.25)	$(0.60)	$(0.83)	$(2.62)	$0.56
Income (loss) from discontinued operations attributable to common shareholders	(0.05)	(0.13)	(0.60)	(1.31)	0.35
Net income (loss) attributable to common shareholders	$(1.30)	$(0.73)	$(1.43)	$(3.93)	$0.91
Weighted average diluted common shares	67,533	61,954	51,159	68,597	111,295

	At December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheets Data:
Investments in hotel properties, net	$2,872,304	$2,957,899	$3,023,736	$3,383,759	$3,568,215
Cash and cash equivalents	$185,935	$167,609	$217,690	$165,168	$241,597
Restricted cash	$84,786	$84,069	$67,666	$77,566	$69,806
Notes receivable	$11,331	$11,199	$20,870	$55,655	$212,815
Total assets	$3,464,729	$3,589,726	$3,716,524	$3,914,498	$4,339,682
Indebtedness of continuing operations	$2,339,410	$2,362,458	$2,518,164	$2,772,396	$2,790,364
Series B-1 preferred stock	$—	$—	$72,986	$75,000	$75,000
Total shareholders’ equity of the Company	$831,942	$973,407	$816,808	$837,976	$1,212,219

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Other Data:
Cash provided by operating activities	$130,635	$74,593	$82,647	$65,614	$144,995
Cash provided by (used in) investing activities	$(68,446)	$(47,774)	$(47,476)	$(44,754)	$168,455
Cash provided by (used in) financing activities	$(43,863)	$(76,900)	$17,351	$(97,289)	$(164,124)
Cash dividends declared per common share	$0.44	$0.40	$—	$—	$0.63
EBITDA (unaudited) (1)	$315,806	$361,029	$331,911	$231,337	$472,836
Funds From Operations (FFO) (unaudited) (1)	$82,889	$74,188	$107,696	$64,464	$240,862

____________________

(1)
A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
General

Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, which has continued into 2012. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, have shown upward growth. We believe improvements in the economy will continue to positively impact the lodging industry and hotel operating results for several years to come, and we will continue to seek ways to benefit from the cyclical nature of the hotel industry.  We believe that in the prior cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe the hotel industry may exceed these cash flows and values during the next cyclical peak.
As of December 31, 2012, we owned 90 hotel properties directly, and four hotel properties through majority-owned investments in joint ventures, which represents 20,034 total rooms, or 19,773 net rooms excluding those attributable to our joint venture partners. Currently, all of our hotel properties are located in the United States. In March 2011, we acquired 96 hotel condominium units at WorldQuest Resort in Orlando, Florida for $12.0 million. Also in March 2011, with an investment of $150.0 million, we converted our interest in a joint venture that held a mezzanine loan into a 71.74% common equity interest and a $25.0 million preferred equity interest in a new joint venture (the “PIM Highland JV”) that holds 28 high quality full and select service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner. At December 31, 2012, we also wholly owned one mezzanine loan with a net carrying value of $3.2 million and one note receivable of $8.1 million in connection with a joint venture restructuring.

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
SIGNIFICANT TRANSACTIONS IN 2012 AND RECENT DEVELOPMENTS

Credit Facility Capacity Expansion and Modification - On February 21, 2012, we expanded our borrowing capacity under our $105.0 million senior credit facility to an aggregate $145.0 million and on September 24, 2012, we further expanded our borrowing capacity to an aggregate $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. As part of these expansions two additional banks have been added to the participating banks in the senior credit facility. On December 21, 2012, we amended the senior credit facility to reduce the minimum fixed charge coverage ratio from 1.35x to 1.25x through expiration in September 2014.
At-the-Market Preferred Stock Offering - In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. The ATM program remains in effect until such time that either party elects to terminate or the share or dollar threshholds are reached. On March 2, 2012, we commenced issuances of preferred stock and during the first two quarters of the year ended December 31, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. Such proceeds, net of commissions and other expenses, were $16.0 million for the year ended December 31, 2012.
Refinanced our $167.2 Million Mortgage Loan - On May 9, 2012, we refinanced our $167.2 million mortgage loan, due May 2012, and having an interest rate of LIBOR plus 1.65%, with a $135.0 million mortgage loan, due May 2014 with three one-year extension options and an interest rate of LIBOR plus 6.50%. As a result, our Doubletree Guest Suites hotel property in Columbus, Ohio, which was one of ten hotels securing our $167.2 million mortgage loan, was no longer encumbered and later sold as the nine remaining hotels secure our $135.0 million mortgage loan.
Disposition of Hotel Properties - During the second quarter of 2012 we determined that the Hilton El Conquistador in Tuscon, Arizona was not to be held long-term as operating cash flows were not anticipated to cover principal and interest payments of the related debt secured by this hotel. In addition, regarding this loan, we ceased making principal and interest payments after July 31, 2012. Based on our assessment, which included marketing this hotel for sale, we concluded that the carrying value of this asset would not be recoverable. Consequently, in the second quarter of 2012, we recognized an impairment charge of $4.1 million related to this hotel, which reduced its carrying value to $19.7 million and represented our estimate of its fair value. Effective August 15, 2012, via a consensual foreclosure with our lender, a receiver appointed by Pima County Superior Court in Arizona completed taking possession and full control of this hotel. The hotel was disposed of in December 2012 when title passed to the lender. Additionally we sold our Doubletree Guest Suites hotel in Columbus, Ohio in November 2012 for net proceeds of $7.7 million. The results of operations of these hotels will be included in discontinued operations in our consolidated statements of operations for all periods presented.
Refinanced our $153.9 Million Mortgage Loan - On November 7, 2012, we refinanced our $153.9 million non-recourse mortgage loan set to mature in December 2015, and having an interest rate of 12.72%, with a $211.0 million mortgage loan due November 2014 with three one-year extension options. The new loan is interest only and provides for a floating interest rate of LIBOR plus 6.15% with a 0.25% LIBOR Floor. The new loan remains secured by the same five hotels including: the Embassy Suites Crystal City, Embassy Suites Orlando Airport, Embassy Suites Santa Clara, Embassy Suites Portland and the Hilton Costa Mesa.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position from operations is affected primarily by macro industry movements in occupancy and rate as well as our ability to control costs. Further, interest rates can greatly affect the cost of our debt service as well as the value of any financial hedges we may put in place. We monitor industry fundamentals and interest rates very closely. Capital expenditures above our reserves will affect cash flow as well.
Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into ground leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and ground leasing expenses. This could affect our liquidity and our ability to make distributions to our stockholders.
Also, we have entered into certain customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of our subsidiaries or joint ventures that may result from non-recourse carve-outs, which include, but are not limited to fraud, misrepresentation, willful misconduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities.  Certain of these guarantees represent a guaranty of material amounts, and if we are required to make payments under those guarantees, our liquidity could be adversely affected.

On February 21, 2012, we expanded our borrowing capacity under our $105.0 million senior credit facility to an aggregate $145.0 million and on September 24, 2012, we further expanded our borrowing capacity to an aggregate $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. As part of these expansions two additional banks have been added to the participating banks in the senior credit facility. We may use up to $10.0 million for standby letters of credit. On December 21, 2012, we amended the senior credit facility to reduce the minimum fixed charge coverage ratio from 1.35x to 1.25x through expiration in September 2014.

In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. The ATM program remains in effect until such time that either party elects to terminate or the share or dollar threshholds are reached. On March 2, 2012, we commenced issuances of preferred stock and during the first two quarters of the year ended December 31, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. The aggregate proceeds, net of commissions and other expenses, were $16.0 million for the year ended December 31, 2012.

On May 9, 2012, we refinanced our $167.2 million mortgage loan, due May 2012, and having an interest rate of LIBOR plus 1.65%, with a $135.0 million mortgage loan, due May 2014 and three one-year extension options and an interest rate of LIBOR plus 6.50%. As a result, the Doubletree Guest Suites hotel property in Columbus, Ohio, which was one of ten hotels securing our $167.2 million mortgage loan, was no longer encumbered and was later sold, with the nine remaining hotels securing our $135.0 million mortgage loan.

On November 7, 2012, we refinanced our $153.9 million non-recourse mortgage loan set to mature in December 2015, and having an interest rate of 12.72%, with a $211.0 million mortgage loan due November 2014 with three one-year extension options. The new loan is interest only and provides for a floating interest rate of LIBOR plus 6.15% with a 0.25% LIBOR Floor. The new loan remains secured by the same five hotels including: the Embassy Suites Crystal City, Embassy Suites Orlando Airport, Embassy Suites Santa Clara, Embassy Suites Portland and the Hilton Costa Mesa.

In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares have been sold under this ATM program since its inception. The ATM program remains in effect until such time that either party elects to terminate or the $50.0 million cap is reached.

Our principal sources of funds to meet our cash requirements include: cash on hand, positive cash flow from operations, capital market activities, property refinancing proceeds, asset sales, and net cash derived from interest-rate derivatives. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, new investments, and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities were $130.6 million and $74.6 million for the year ended December 31, 2012 and 2011, respectively. The increase in cash flows from operating activities was primarily due to increased hotel EBITDA, the timing of collecting receivables from hotel guests, paying vendors, and settling with hotel managers and a decrease in restricted cash due to the release of cash deposits for certain loans and capital expenditures.

Net Cash Flows Used in Investing Activities. For the year ended December 31, 2012, investing activities used net cash flows of $68.4 million, which primarily consisted of $81.4 million of capital improvements made to various hotel properties offset by cash inflows of $5.2 million attributable to cash payments received on previously impaired mezzanine loans and net proceeds of $7.7 million attributable to the sale of our Douletree Guest Suites hotel in Columbus, Ohio. For the year ended December 31, 2011, investing activities used net cash flows of $47.8 million. Cash outlays consisted of $145.4 million for the acquisition of a 71.74% interest in PIM Highland JV, $12.0 million for the acquisition of hotel condominiums, and $67.8 million for capital improvements made to various hotel properties. Cash inflows consisted of $154.0 million from the sale of four hotel properties and two condominium properties, $22.6 million from repayment of mezzanine loans, and $748,000 of insurance proceeds from settlement of insurance claims.

Net Cash Flows Used in Financing Activities. For the year ended December 31, 2012, net cash flows used in financing activities were $43.9 million. Cash outlays primarily consisted of $353.4 million for repayments of indebtedness, $71.6 million for dividend payments to common and preferred stockholders and unit holders, $10.4 million for payments of deferred loan costs and $1.9 million for distributions to noncontrolling interests in joint ventures. These cash outlays were partially offset by cash inflows of $346.0 million in borrowings on indebtedness, $32.0 million in proceeds from the counterparties of our interest rate derivatives and $16.0 million from issuances of our Series A and Series E preferred stock under our ATM program. For the year ended December 31, 2011, net cash flows used in financing activities were $76.9 million. Cash outlays consisted of $73.0 million for the repurchase of our Series B-1 preferred stock, $53.3 million for dividend payments to common and preferred stockholders and unit holders, $6.0 million for loan modification and extension fees, $235.8 million for repayments of indebtedness and capital leases, $3.2 million for distributions to noncontrolling interests in joint ventures and payments of $97,000 for entering into interest rate caps. These cash outlays were partially offset by cash inflows of $109.8 million from issuance of Series E preferred stock, $25.0 million from borrowings on our senior credit facility, $86.0 million from issuance of 7.3 million shares of common stock, $72.7 million from the counterparties of our interest rate derivatives, and $970,000 from a) recovery of a short-swing profit from a large shareholder (greater than 10% of a class of equity securities) and b) buy-in payments from executives in connection with the issuance of operating partnership units.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of December 31, 2012, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

Mortgage and mezzanine loans are nonrecourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition.

At December 31, 2012, our only recourse obligation is our $165.0 million senior credit facility held by six banks, which expires in September 2014. Currently, there is no outstanding balance on this credit facility. The primary covenants of this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through expiration (ours was 1.36x at December 31, 2012); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 58.86% at December 31, 2012). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity. However, if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises, or, to the extent necessary, asset sales.

Based on our current level of operations, management believes that our cash flow from operations, our existing cash balances, and availability under our senior credit facility ($165.0 million at December 31, 2012) will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2014 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.

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

Dividend Policy. During the years ended December 31, 2012 and 2011, the Board of Directors declared quarterly dividends of $0.11 and $0.10 per share of outstanding common stock, respectively. In December 2012, the Board of Directors approved our 2013 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for 2013. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS
Marriott International, Inc. (“Marriott”) currently manages 40 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2012, 2011 and 2010 ended December 28, 2012, December 30, 2011 and December 31, 2010, respectively.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2012	2011	2010	2012 to 2011	2011 to 2010
Total revenue	$922,606	$859,978	$808,928	$62,628	$51,050
Total hotel expenses	$(590,340)	$(552,933)	$(527,186)	$(37,407)	$(25,747)
Property taxes, insurance and other	$(44,903)	$(45,085)	$(46,931)	$182	$1,846
Depreciation and amortization	$(133,979)	$(131,243)	$(128,917)	$(2,736)	$(2,326)
Impairment charges	$5,349	$4,841	$(6,501)	$508	$11,342
Gain on insurance settlements	$91	$2,035	$—	$(1,944)	$2,035
Transaction acquisition and contract termination costs	$—	$793	$(7,001)	$(793)	$7,794
Corporate general and administrative	$(44,050)	$(44,522)	$(30,619)	$472	$(13,903)
Operating income	$114,774	$93,864	$61,773	$20,910	$32,091
Equity in earnings (loss) of unconsolidated joint ventures	$(20,833)	$14,528	$(20,265)	$(35,361)	$34,793
Interest income	$125	$85	$283	$40	$(198)
Other income	$31,700	$109,524	$62,826	$(77,824)	$46,698
Interest expense and amortization of loan costs	$(144,796)	$(137,212)	$(139,288)	$(7,584)	$2,076
Write-off of premiums, loan costs and exit fees	$(3,998)	$(729)	$(3,893)	$(3,269)	$3,164
Unrealized gain (loss) on investments	$2,502	$(391)	$—	$2,893	$(391)
Unrealized gain (loss) on derivatives	$(35,657)	$(70,286)	$12,284	$34,629	$(82,570)
Income tax (expense) benefit	$(2,375)	$(1,620)	$155	$(755)	$(1,775)
Income (loss) from continuing operations	$(58,558)	$7,763	$(26,125)	$(66,321)	$33,888
Loss from discontinued operations	$(3,650)	$(7,880)	$(35,667)	$4,230	$27,787
Net loss	$(62,208)	$(117)	$(61,792)	$(62,091)	$61,675
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	$(868)	$(610)	$1,683	$(258)	$(2,293)
Net loss attributable to redeemable noncontrolling interests in operating partnership	$9,296	$2,836	$8,369	$6,460	$(5,533)
Net income (loss) attributable to the Company	$(53,780)	$2,109	$(51,740)	$(55,889)	$53,849

Comparison of Year Ended December 31, 2012 with Year Ended December 31, 2011
Income from continuing operations represents the operating results of 94 hotel properties (“comparable hotels”) and Worldquest included in continuing operations for the years ended December 31, 2012 and 2011. The results of Worldquest are included since its acquistion in March 2011. Additionally, we began consolidating the operations of one hotel property on December 2, 2011. The hotel property previously was under a triple-net operating lease for which we only recorded rental income through December 1, 2011.

The following table illustrates the key performance indicators of the comparable hotels for the periods indicated:

	Year Ended December 31,
	2012	2011
Total hotel revenue (in thousands)	$922,301	$859,616
Room revenue (in thousands)	$727,124	$669,660
RevPAR (revenue per available room)	$98.80	$93.93
Occupancy	73.80%	72.52%
ADR (average daily rate)	$133.87	$129.52

Revenue. Rooms revenue for the year ended December 31, 2012 (“2012”) increased $57.5 million, or 8.6%, to $727.1 million from $669.7 million for the year ended ended December 31, 2011 (“2011”). The increase in rooms revenue was due to continued improvements in occupancy coupled with an increase in average daily rate at our comparable hotels. During 2012, we experienced a 128 basis point increase in occupancy and a 3.4% increase in room rates as the economy continued to improve. Food and beverage revenues experienced a similar increase of $9.8 million, or 6.5%, due to improved occupancy. Other hotel revenue, which consists mainly of telecommunications, parking and spa, experienced a slight improvement of $725,000. The increase in total hotel revenue includes additional revenue of $1.3 million and $19.6 million related to the acquisition of WorldQuest condominium properties in March 2011 and the assignment to us of the remaining 11% ownership interest in a joint venture which previously held a hotel property under a triple-net lease in December 2011, respectively. Rental income from the triple-net operating lease decreased $5.3 million for the same reason. Other non-hotel revenue was $305,000 and $362,000 for 2012 and 2011, respectively.

Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $18.3 million in direct expenses and $19.1 million in indirect expenses and management fees in 2012. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenue and higher sales and marketing expenses. In addition, WorldQuest condominium properties and the consolidation of the previously mentioned triple-net lease hotel property contributed $797,000 and $16.1 million, respectively, to the increase in total hotel operating expenses during 2012. Direct expenses were 31.8% and 32.0% of total hotel revenue for 2012 and 2011, respectively.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other decreased $182,000 during 2012 to $44.9 million. The decrease is primarily due to decreased insurance expense of $923,000 resulting from lower premiums for insurance policies and a reduction in deductibles for losses of $1.9 million offset by a) a $2.3 million increase in property taxes resulting from refunds and reductions in 2011 related to successful appeals and increased property value assessments related to certain hotels in 2012 and b) a gain of $333,000 recognized on an insurance settlement and other gains in 2011.

Depreciation and Amortization. Depreciation and amortization increased $2.7 million for 2012 compared to 2011 primarily due to capital improvements made at certain hotel properties since December 31, 2011.

Impairment Charges. We recorded credits to impairment charges of $5.3 million and $4.8 million for 2012 and 2011, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.
Investments in hotel properties are reviewed for impairment for each reporting period. We take into account the latest operating cash flows and market conditions and their impact on future projections. For the properties that show indicators of impairment, we perform a recoverability analysis using the sum of each property’s estimated future undiscounted cash flows compared to the property’s carrying value. The estimates of future cash flows are based on assumptions about the future operating results including disposition of the property. In addition, the cash flow estimation periods used are based on the properties’ remaining useful lives to us (expected holding periods). For properties securing mortgage loans, the assumptions regarding holding periods considered our ability and intent to hold the property to or beyond the maturity of the related indebtedness.
In analyzing projected hotel properties’ operating cash flows, we factored in RevPAR growth based on data from third party sources. In addition, the projected hotel properties’ operating cash flows factored in our ongoing implementation of asset management strategies to minimize operating costs. After factoring in the expected revenue growth and the impact of company-specific strategies implemented to minimize operating costs, the hotel properties’ estimated future undiscounted cash flows were in excess of the properties’ carrying values. The analyses performed in 2012 and 2011 did not identify any properties with respect to which an impairment loss should be recognized.

Transaction Acquisition Costs. In 2011, we recorded a net credit to transaction acquisition costs of $793,000. We were reimbursed $1.1 million by the joint venture relating to certain costs for the acquisition of a 71.74% interest in PIM Highland JV and incurred an additional $135,000 for the acquisition. In addition, we incurred $298,000 for the acquisition of real estate and other rights in the WorldQuest Resort condominium project. There were no transaction acquisition costs in 2012.

Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $472,000 to $44.1 million for 2012 compared to $44.5 million for 2011. This decrease was primarily attributable to $6.9 million in legal costs associated with a litigation settlement in 2011, which was partially offset by a $5.0 million increase in non-cash equity-based compensation primarily due to the higher expense recognized on restricted stock/unit-based awards granted in 2012 and 2011 at a higher cost per share and higher legal costs of approximately $1.5 million.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures. We recorded equity in earnings (loss) of unconsolidated joint ventures of $(20.8) million and $14.5 million for 2012 and 2011, respectively. Included in 2011 was a gain of $82.1 million recognized by PIM Highland JV at acquisition, of which our share was $46.3 million, and $17.6 million of transaction costs recorded for the acquisition. In addition, the PIM Highland JV incurred contract termination costs of $2.9 million for 2011. Excluding the gain and transaction costs, our equity loss would have been $17.5 million for 2011.

Interest Income. Interest income was $125,000 and $85,000 for 2012 and 2011, respectively.

Other Income. Other income was $31.7 million and $109.5 million for 2012 and 2011, respectively. Income from the non-hedge interest rate swaps, floors, and flooridors accounted for $32.0 million and $70.6 million in 2012 and 2011, respectively. This decrease is primarily attributable to derivatives that have expired since December 31, 2011. Other income also includes $254,000 and $979,000 of realized losses on investments in securities and other for 2012 and 2011, respectively. For 2011, other income also included a gain of $30.0 million recognized from a litigation settlement, income of $9.7 million recognized from the 11% of ownership interest we acquired in a joint venture at no cost, income of $289,000 from a previously written-off mezzanine loan and the credit default swap premium amortization of $31,000.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $7.6 million to $144.8 million for 2012 from $137.2 million for 2011. The increase is primarily due to higher interest expense of $6.1 million primarily attributable to higher interest rates associated with mortgage loans refinanced in December 2011 and May 2012 partially offset by lower interest associated with our senior credit facility which was repaid in 2011. The remaining increase is due to higher loan cost amortization of $1.5 million. The average LIBOR rates for 2012 and 2011 were 0.24% and 0.23%, respectively.

Write-off of Premiums, Loan Costs and Exit Fees. In 2012, we refinanced our $167.2 million mortgage loan and our $153.9 million mortgage loan which resulted in the write-off of the associated unamortized deferred loan costs of $1.9 million. We also incurred prepayment penalties of $2.1 million associated with our $153.9 million mortgage loan. In 2011, we repaid the outstanding balance on the $250.0 million senior credit facility, terminated the credit facility, and wrote-off the unamortized deferred loan cost of $729,000.

Unrealized Gain (Loss) on Investments. Unrealized gain (loss) on investments of $2.5 million and $(391,000) for 2012 and 2011, respectively, are based on changes in closing market prices during the period or, if derivatives, overall security market fluctuations.

Unrealized Gain (Loss) on Derivatives. For 2012, we recorded an unrealized loss of $35.7 million, consisting of $31.7 million related to interest-rate derivatives and $3.9 million related to credit default swaps. In 2011, we recorded an unrealized loss of $70.3 million related to losses of $69.0 million on interest-rate derivatives and an unrealized loss of $1.3 million related to credit default swaps entered into in 2011. The fair value of interest-rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.

Income Tax Expense. We recorded income tax expense of $2.4 million and $1.6 million for 2012 and 2011, respectively. The increase in income tax expense in 2012 is primarily due to the Texas Margin Tax. Our Texas Margin Tax was significantly lower in 2011 as we recorded a large benefit for the tax write-off of certain mezzanine loans for the 2010 tax year that was not anticipated at December 31, 2010.

Loss from Discontinued Operations. For 2012, loss from discontinued operations was $3.7 million related to two hotel properties disposed of in 2012. The Hilton hotel in Tuscon, Arizona was disposed of in December 2012. The Doubetree Guest Suites hotel in Columbus, Ohio was sold in November 2012 for net proceeds of $7.7 million. We recorded an impairment charge of $4.1 million related to the Hilton hotel and a net gain of $4.5 million upon disposition of these hotels. For 2011, loss from discontinued operations was $7.9 million, which includes the two aforementioned hotels as well as four hotels sold in 2011. The JW Marriott San Francisco in California, the Hilton Rye Town in New York, and the Hampton Inn Houston in Texas were sold in the first quarter of 2011 and the Hampton Inn hotel in Jacksonville, Florida, was sold in the third quarter of 2011. The 2011 period included an impairment charge of $6.2 million related to the Hampton Inn hotel in Jacksonville, Florida and a net gain of $2.6 million related to sales of these hotels.

Income from Consolidated Joint Ventures Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated joint ventures were allocated income of $868,000 and $610,000 during 2012 and 2011, respectively. In 2011, we recorded a gain of $2.1 million from the sale of the Hampton Inn hotel in Houston, Texas, that was held by a joint venture.

Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $9.3 million and $2.8 million in 2012 and 2011, respectively. Redeemable noncontrolling interests represented ownership interests of 12.92% and 11.43% in the operating partnership at December 31, 2012 and December 31, 2011, respectively.

Comparison of Year Ended December 31, 2011 with Year Ended December 31, 2010
Income from continuing operations represents the operating results of 94 hotel properties (“comparable hotels”) and Worldquest included in continuing operations for the years ended December 31, 2011 and 2010. The results of Worldquest are included since its acquisition in March 2011. Additionally, there is one hotel property we began consolidating as of December 2, 2011. The hotel property previously was under a triple-net operating lease for which we only recorded rental income through December 1, 2011.
The following table illustrates the key performance indicators of these hotels:

	Year Ended December 31,
	2011	2010
Total hotel revenue (in thousands)	$859,616	$807,125
Room revenue (in thousands)	$669,660	$625,808
RevPAR (revenue per available room)	$93.93	$88.17
Occupancy	72.52%	70.73%
ADR (average daily rate)	$129.52	$124.66

Revenue.  Room revenues from comparable hotels increased $43.9 million, or 7.0%, during the year ended December 31, 2011 (“2011”) compared to the year ended December 31, 2010 (“2010”). The increase in room revenue was primarily due to the continued improvements in occupancy coupled with the increase in average daily rate. During 2011, we experienced a 179 basis point increase in occupancy and a 3.9% increase in room rates as the economy continues to improve. Food and beverage revenues from comparable hotels experienced a similar increase of $7.2 million, or 5.0%, due to improved occupancy. Other hotel revenue from comparable hotels experienced an increase of $1.5 million. Rental income of $5.3 million was recognized through December 1, 2011 for a hotel property that was leased to a third-party under a triple-net basis. Effective December 2, 2011, we were assigned the remaining 11% ownership interest in the joint venture which previously held a hotel property under a triple-net lease. The lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations, which accounted for a total of $2.5 million of room, food and beverage, and other hotel revenues. The remaining increase in total hotel revenue of $4.3 million is attributable to the acquisition of the WorldQuest condominium properties in March 2011.
No interest income from notes receivable was recorded for 2011 as the remaining two mezzanine loans in our loan portfolio as of December 31, 2010 were impaired in the previous two years. Interest income on notes receivable was $1.4 million for 2010. We recorded a credit to impairment charges of $4.8 million and $2.2 million for 2011 and 2010, respectively. In April 2011, we entered into a settlement agreement with the borrower of the mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower repaid the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference of $4.2 million between the settlement amount and the carrying value was recorded as a credit to impairment charges in accordance with applicable accounting guidance. During 2010, impairment charges included a credit of $1.1 million on the cash settlement of a mezzanine loan that was previously impaired.

Other non-hotel revenue was $362,000 for 2011 and $425,000 for 2010.
Hotel Operating Expenses.  Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $13.7 million in direct expenses and $12.0 million in indirect expenses and management fees in 2011. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues, and higher sales and marketing expenses. The WorldQuest condominium properties incurred $3.1 million in total hotel operating expenses and the consolidation of the previous triple-net lease hotel property contributed $987,000 increase in total hotel operating expenses during 2011. The direct expenses were 32.0% of total hotel revenue for 2011 and 32.4% for 2010.
Property Taxes, Insurance and Other.  Property taxes, insurance and other decreased $1.8 million for 2011 to $45.1 million. The decrease in comparable hotels is primarily due to a $1.4 million reduction in property taxes resulting from our continued successful appeals as we secured significant reductions in the assessed value related to certain of our hotel properties and a reduction in deductibles for losses of $122,000. The decrease in these expenses also reflects a gain of $333,000 recognized on an insurance claim and other activities in 2011.
Depreciation and Amortization.  Depreciation and amortization increased $2.3 million for 2011 compared to 2010 primarily due to increase in depreciation expense for capital improvements made at certain hotel properties. The increase was partially offset by decrease in depreciation for certain assets that had been fully depreciated during 2011.
Impairment Charges.  We recorded a credit to impairment charges of $4.8 million in 2011, for cash received and valuation adjustments on the previously impaired mezzanine loans.
The impairment charges for our continuing operations were $6.5 million for 2010. We recorded $8.7 million of impairment charges on mezzanine loans and a credit of $2.2 million related to the valuation adjustments on previously impaired loans in our mezzanine loan portfolio. Of the total impairment charges of $148.7 million for 2009, $109.4 million was the valuation allowance recorded for the Extended Stay Hotels mezzanine loan and $39.3 million for four other mezzanine notes. The impairment charge recorded on hotel properties for 2011 and 2010 of $6.2 million and $75.6 million, respectively, are included in the operating results of discontinued operations.
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
In analyzing projected hotel properties’ operating cash flows, we factored in RevPAR growth based on data from third party sources. In addition, the projected hotel properties’ operating cash flows factored in our ongoing implementation of asset management strategies to minimize operating costs. After factoring in the expected revenue growth and the impact of company-

specific strategies implemented to minimize operating costs, the hotel properties’ estimated future undiscounted cash flows were in excess of the properties’ carrying values. With the exception of the three Hilton hotel properties, the analyses performed in 2010 did not identify any other properties with respect to which an impairment loss should be recognized.
For a full description of impairment charges, see Notes 3, 4, 6 and 17 of Notes to Consolidated Financial Statements and the Executive Overview.
Transaction Acquisition and Contract Termination Costs.  We recorded a credit of $793,000 and costs of $1.4 million to transaction acquisition costs in 2011 and 2010, respectively. For 2011, we were reimbursed $1.1 million by the joint venture relating to certain costs for the acquisition of the 71.74% interest in PIM Highland JV and incurred an additional $135,000 for the acquisition. In addition, we incurred $298,000 for the acquisition of real estate and other rights in the WorldQuest Resort condominium project.
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
Interest Expense and Amortization of Loan Costs.  Interest expense and amortization of loan costs decreased $2.1 million to $137.2 million for 2011 from $139.3 million for 2010. The decrease is primarily attributable to a decline in interest expense resulting from the principal repaid on our senior credit facility and other indebtedness, and decreased amortization of loan costs resulting from certain loan costs that were fully amortized at their initial maturity dates, net of the effect of the increase in interest from loans refinanced at higher interest rates since December 31, 2010. The average LIBOR rates for 2011 and 2010 were 0.23% and 0.27%, respectively.
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
Loss from Discontinued Operations.  Discontinued operations reported a loss from operations of $7.9 million for 2011 and a loss of $35.7 million for 2010. During 2011, we completed the sale of the Hampton Inn hotel in Jacksonville, FL, JW Marriott hotel in San Francisco, CA, the Hilton hotel in Rye Town, NY and the Hampton Inn hotel in Houston, TX. The 2011 results also include the results from the Doubletree Guest Suites hotel in Columbus, OH and the Hilton hotel in Tuscon, AZ that were sold in 2012. We recorded a net gain of $2.6 million mainly from the sale of the Hampton Inn hotel in Houston, Texas and the adjustments at final settlements. During 2011, an impairment of $6.2 million was recorded for the Hampton Inn hotel in Jacksonville, Florida. Discontinued operations include the operating results of eight hotel properties for 2010. Included in the income from discontinued operations for 2010 was a gain of $56.2 million on the consensual transfer of the Westin O’Hare hotel property and a loss of $283,000 on the sale of Hilton Auburn Hills property. The 2010 results also included impairment charges of $75.6 million recorded on the Hilton Auburn Hills property, the Hilton Rye Town property and the Hilton El Conquistador.

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
OFF-BALANCE SHEET ARRANGEMENTS
During 2012, we did not maintain any off-balance sheet arrangements and do not currently anticipate any such arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases with regard to our continuing operations, each as of December 31, 2012 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$172,236	$911,360	$1,146,872	$108,942	$2,339,410
Operating lease obligations	3,198	5,736	5,370	98,317	112,621
Estimated interest obligations (1)	130,265	194,680	84,660	20,441	430,046
Total contractual obligations	$305,699	$1,111,776	$1,236,902	$227,700	$2,882,077
  _________________________

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2012.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2013 through 2041. See Note 13 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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
Income Taxes – At December 31, 2012, we had a valuation allowance of approximately $45.4 million which substantially offsets our deferred tax asset. As a result of consolidated losses in 2012, 2011 and 2010, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our deferred tax asset will not be realized, and therefore, have provided a valuation allowance to substantially reserve the balance. At December 31, 2012, Ashford TRS has net operating loss carryforwards for federal income tax purposes of approximately $111.4 million, which are available to offset future taxable income, if any, through 2032. At December 31, 2012, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of approximately $266.9 million, which are available to offset future taxable income, if any, through 2032. The analysis utilized in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2009 through

2012 remain subject to potential examination by certain federal and state taxing authorities. Income tax examinations of one of our TRS subsidiaries are currently in process; see Note 20 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. We believe that the results of the completion of these examinations will not have a material adverse effect on our financial condition.
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
Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value, less cost to sell. During 2012, 2011 and 2010, we recorded impairment charges of $4.1 million, $6.2 million and $75.6 million on hotel properties, respectively. See the detailed discussion in Notes 6 and 17 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
During 2012, 2011 and 2010, we recorded impairment charges of $4.1 million, $6.2 million and $75.6 million on hotel properties, respectively, all of which are included in the operating results of discontinued operations. See the detailed discussion in Notes 3, 6 and 17 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. During 2010, we recorded a valuation allowance of $6.5 million, net of subsequent valuation adjustments, for our mezzanine loan portfolio. See Notes 4 and 17 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Investments in Unconsolidated Joint Ventures – Investments in joint ventures in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income (loss). We review the investments in our unconsolidated joint ventures for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint ventures. No such impairment was recorded in 2012 or 2011, while $21.6 million of impairment charges were recorded in 2010. We adopted the equity accounting method for our investment in the PIM Highland JV due to the fact that we do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in the PIM Highland JV had a carrying value of $158.7 million and $179.5 million at December 31, 2012 and 2011, respectively, which was based on our share of PIM Highland JV’s equity.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2011 and further amended in November 2012, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements that are either netted on the balance sheet or subject to an enforceable master netting agreement or similar arrangement. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We do not expect any material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make the required additional disclosures upon adoption.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Year Ended December 31,
	2012	2011	2010
Net loss	$(62,208)	$(117)	$(61,792)
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(868)	(610)	1,683
Net loss attributable to redeemable noncontrolling interests in operating partnership	9,296	2,836	8,369
Net income (loss) attributable to the Company	(53,780)	2,109	(51,740)
Interest expense and amortization of loan costs	144,857	137,466	147,233
Depreciation and amortization	133,463	130,995	141,547
Income tax expense (benefit)	2,352	1,705	(132)
Impairment charges	(1,229)	1,395	82,055
Net loss attributable to redeemable noncontrolling interests in operating partnership	(9,296)	(2,836)	(8,369)
Interest income	(124)	(84)	(273)
Equity in (earnings) loss of unconsolidated joint ventures	20,833	(14,528)	20,265
Company’s portion of EBITDA of unconsolidated joint ventures	78,730	104,807	1,325
EBITDA	315,806	361,029	331,911
Amortization of unfavorable management contract liability	(2,447)	(2,447)	(2,447)
Gain on sale/disposition of properties	(4,488)	(2,655)	(55,931)
Non-cash gain on insurance settlements	(91)	(1,287)	—
Write-off of loan costs, premiums and exit fees, net	4,117	1,677	3,893
Other income (1)	(31,700)	(109,524)	(62,906)
Transaction acquisition and contract termination costs	—	(793)	7,001
Dead deal costs	869	—	—
Legal costs related to a litigation settlement (2)	2,491	6,875	—
El Conquistador results since appointment of receiver	1,402	—	—
Debt restructuring costs	—	823	—
Unrealized loss on investments	(2,502)	391	—
Unrealized (gains) losses on derivatives	35,657	70,286	(12,284)
Equity-based compensation	17,440	12,391	7,067
Company’s portion of adjustments to EBITDA of unconsolidated joint ventures	219	(42,248)	—
Adjusted EBITDA	$336,773	$294,518	$216,304
   _________________________

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
The following table reconciles net loss to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2012	2011	2010
Net loss	$(62,208)	$(117)	$(61,792)
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(868)	(610)	1,683
Net loss attributable to redeemable noncontrolling interests in operating partnership	9,296	2,836	8,369
Preferred dividends	(33,802)	(46,876)	(21,194)
Net loss available to common shareholders	(87,582)	(44,767)	(72,934)
Depreciation and amortization on real estate	133,246	130,741	141,285
Gain on sale/disposition of properties/note receivable	(4,488)	(2,655)	(55,931)
Non-cash gain on insurance settlement	(91)	(1,287)	—
Impairment charges	(1,229)	1,395	82,055
Net loss attributable to redeemable noncontrolling interests in operating partnership	(9,296)	(2,836)	(8,369)
Equity in (earnings) loss of unconsolidated joint ventures	20,833	(14,528)	20,265
Company’s portion of FFO of unconsolidated joint ventures	31,496	8,125	1,325
FFO available to common shareholders	82,889	74,188	107,696
Dividends on convertible preferred stock	—	1,374	4,143
Write-off of loan costs, premiums and exit fees, net	4,117	1,677	3,893
Transaction acquisition and contract termination costs	—	(793)	7,001
Other income (1)	340	(38,663)	—
Legal costs related to a litigation settlement (2)	2,491	6,875	—
Dead deal costs	869	—	—
Debt restructuring costs	—	823	—
El Conquistador results, interest, and amortization of deferred loan costs since appointment of receiver	2,068	—	—
Equity-based compensation adjustment related to modified employment terms	480	—	—
Unrealized gain on investments	(2,502)	391	—
Unrealized (gains) losses on derivatives	35,657	70,286	(12,284)
Non-cash dividends on Series B-1 preferred stock (3)	—	17,363	—
Company’s portion of adjustments to FFO of unconsolidated joint ventures	234	16,682	—
Adjusted FFO available to common shareholders	$126,643	$150,203	$110,449
    _________________________

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
At December 31, 2012, the total indebtedness of $2.3 billion included $667.4 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2012 would be approximately $1.7 million per year. Interest rate changes will have no impact on the remaining $1.6 billion of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2012, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges. The changes in the fair market values of these transactions are noncash items and recorded in earnings. The interest rate derivatives we entered into since 2008 have resulted in total income of approximately $228.2 million through December 31, 2012. Based on the LIBOR in effect on December 31, 2012, these derivatives are expected to result in income of approximately $6.3 million for 2013.
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

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashford Hospitality Trust, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/      Ernst & Young LLP
Dallas, Texas
March 1, 2013

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2012	2011
Assets
Investments in hotel properties, net	$2,872,304	$2,957,899
Cash and cash equivalents	185,935	167,609
Restricted cash	84,786	84,069
Accounts receivable, net of allowance of $265 and $212, respectively	35,116	27,311
Inventories	2,111	2,371
Notes receivable, net of allowance of $8,333 and $8,711, respectively	11,331	11,199
Investment in unconsolidated joint ventures	158,694	179,527
Investments in securities and other	23,620	21,374
Deferred costs, net	17,194	17,421
Prepaid expenses	10,145	11,308
Derivative assets, net	6,391	37,918
Other assets	4,594	4,851
Intangible asset, net	2,721	2,810
Due from affiliates	1,168	1,312
Due from third-party hotel managers	48,619	62,747
Total assets	$3,464,729	$3,589,726
Liabilities and Equity
Liabilities:
Indebtedness of continuing operations	$2,339,410	$2,362,458
Accounts payable and accrued expenses	84,293	82,282
Dividends payable	18,258	16,941
Unfavorable management contract liabilities	11,165	13,611
Due to related party, net	3,725	2,569
Due to third-party hotel managers	1,410	1,602
Liabilities associated with investments in securities and other	1,641	2,246
Other liabilities	6,348	5,400
Total liabilities	2,466,250	2,487,109
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests in operating partnership	151,179	112,796
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized –
Series A cumulative preferred stock, 1,657,206 shares issued and outstanding at December 31, 2012 and 1,487,900 shares issued and outstanding December 31, 2011	17	15
Series D cumulative preferred stock, 9,468,706 shares issued and outstanding at December 31, 2012 and 8,966,797 shares issued and outstanding at December 31, 2011	95	90
Series E cumulative preferred stock, 4,630,000 shares issued and outstanding	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued; and 68,150,617 and 68,032,289 shares outstanding at December 31, 2012 and 2011, respectively	1,249	1,249
Additional paid-in capital	1,766,168	1,746,259
Accumulated other comprehensive loss	(282)	(184)
Accumulated deficit	(770,467)	(609,272)
Treasury stock, at cost, 56,746,148 and 56,864,476 shares, respectively	(164,884)	(164,796)
Total shareholders’ equity of the Company	831,942	973,407
Noncontrolling interests in consolidated joint ventures	15,358	16,414
Total equity	847,300	989,821
Total liabilities and equity	$3,464,729	$3,589,726
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue
Rooms	$727,124	$669,660	$625,808
Food and beverage	160,488	150,651	143,436
Rental income from operating leases	—	5,341	5,435
Other	34,689	33,964	32,446
Total hotel revenue	922,301	859,616	807,125
Interest income from notes receivable	—	—	1,378
Other	305	362	425
Total revenue	922,606	859,978	808,928
Expenses
Hotel operating expenses:
Rooms	166,625	154,679	144,607
Food and beverage	108,274	102,776	98,786
Other expenses	276,949	260,088	249,776
Management fees	38,492	35,390	34,017
Total hotel expenses	590,340	552,933	527,186
Property taxes, insurance and other	44,903	45,085	46,931
Depreciation and amortization	133,979	131,243	128,917
Impairment charges	(5,349)	(4,841)	6,501
Gain on insurance settlement	(91)	(2,035)	—
Transaction acquisition and contract termination costs	—	(793)	7,001
Corporate, general and administrative	44,050	44,522	30,619
Total expenses	807,832	766,114	747,155
Operating income	114,774	93,864	61,773
Equity in earnings (loss) of unconsolidated joint ventures	(20,833)	14,528	(20,265)
Interest income	125	85	283
Other income	31,700	109,524	62,826
Interest expense and amortization of loan costs	(144,796)	(137,212)	(139,288)
Write-off of premiums, loan costs and exit fees	(3,998)	(729)	(3,893)
Unrealized gain (loss) on investments	2,502	(391)	—
Unrealized gain (loss) on derivatives	(35,657)	(70,286)	12,284
Income (loss) from continuing operations before income taxes	(56,183)	9,383	(26,280)
Income tax (expense) benefit	(2,375)	(1,620)	155
Income (loss) from continuing operations	(58,558)	7,763	(26,125)
Loss from discontinued operations	(3,650)	(7,880)	(35,667)
Net loss	(62,208)	(117)	(61,792)
(Income) loss from consolidated joint ventures attributable to noncontrolling interests	(868)	(610)	1,683
Net loss attributable to redeemable noncontrolling interests in operating partnership	9,296	2,836	8,369
Net income (loss) attributable to the Company	(53,780)	2,109	(51,740)
Preferred dividends	(33,802)	(46,876)	(21,194)
Net loss available to common shareholders	$(87,582)	$(44,767)	$(72,934)
Loss per share – basic and diluted:
Loss from continuing operations attributable to common shareholders	$(1.25)	$(0.60)	$(0.83)
Loss from discontinued operations attributable to common shareholders	(0.05)	(0.13)	(0.60)
Net loss attributable to common shareholders	$(1.30)	$(0.73)	$(1.43)
Weighted average common shares outstanding – basic and diluted	67,533	61,954	51,159
Dividends declared per common share	$0.44	$0.40	$—
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$(50,570)	$9,948	$(21,238)
Loss from discontinued operations, net of tax	(3,210)	(7,839)	(30,502)
Preferred dividends	(33,802)	(46,876)	(21,194)
Net loss attributable to common shareholders	$(87,582)	$(44,767)	$(72,934)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(62,208)	$(117)	$(61,792)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(144)	(78)	(136)
Reclassification to interest expense	32	603	633
Total other comprehensive income (loss)	(112)	525	497
Total comprehensive income (loss)	(62,320)	408	(61,295)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	(868)	(718)	1,590
Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	9,310	2,785	8,313
Comprehensive income (loss) attributable to the Company	$(53,878)	$2,475	$(51,392)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)			Noncontrolling Interests in Consolidated Joint Ventures	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Common Stock					Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts
Balance at January 1, 2010	1,488	15	5,667	57	—	—	122,749	1,227	1,436,009	(412,011)	(897)	(65,152)	(186,424)	17,915	855,891	85,167
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(7,205)	(45,418)	—	(45,418)	—
Reissuance of treasury shares	—	—	—	—	—	—	—	—	34,478	—	—	7,500	35,572	—	70,050	—
Issuance of Series D preferred shares	—	—	3,300	33	—	—	—	—	72,151	—	—	—	—	—	72,184	—
Issuance of restricted shares/units under equity-based compensation	—	—	—	—	—	—	—	—	(3,536)	—	—	469	3,536	—	—	54
Stock-based Compensation	—	—	—	—	—	—	—	—	4,129	—	—	—	—	—	4,129	2,909
Forfeiture of restricted shares	—	—	—	—	—	—	—	—	146	—	—	(16)	(116)	—	30	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	1,033	1,033	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(648)	(648)	(2,942)
Net loss	—	—	—	—	—	—	—	—	—	(51,740)	—	—	—	(1,683)	(53,423)	(8,369)
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	—	—	(3,180)	—	—	—	—	(3,180)	—
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(4,143)	—	—	—	—	(4,143)	—
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	—	—	(13,871)	—	—	—	—	(13,871)	—
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(101)	—	—	(14)	(115)	(21)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	448	—	—	107	555	77
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	3,591	—	—	—	—	—	3,591	—
Conversion of Series B-1 preferred shares	—	—	—	—	—	—	200	2	2,012	—	—	—	—	—	2,014	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	455	5	3,677	(212)	—	—	—	—	3,470	(8,784)
Operating partnership units redemption value adjustments	—	—	—	—	—	—		—	—	(58,631)	—	—	—	—	(58,631)	58,631
Balance at December 31, 2010	1,488	$15	8,967	$90	—	$—	123,404	$1,234	$1,552,657	$(543,788)	$(550)	(64,404)	$(192,850)	$16,710	$833,518	$126,722
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(33)	(340)	—	(340)	—
Reissuance of treasury shares	—	—	—	—	—	—	—	—	58,700	—	—	7,300	27,269	—	85,969	—
Issuance of Series E preferred shares	—	—	—	—	4,630	46	—	—	109,580	—	—	—	—	—	109,626	—
Conversion of Series B-1 preferred stock	—	—	—	—	—	—	1,393	14	17,349	(17,363)	—	—	—	—	—	—
Issuance of restricted shares/units under equity-based compensation	—	—	—	—	—	—		—	(1,195)	—	—	285	1,195	—	—	111
Stock-based Compensation	—	—	—	—	—	—	—	—	3,180	—	—	—	—	—	3,180	9,240
Forfeiture of restricted shares	—	—	—	—	—	—	—	—	41	—	—	(12)	(70)	—	(29)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,691)	(3,691)	(7,791)
Net income (loss)	—	—	—	—	—	—	—	—	—	2,109	—	—	—	610	2,719	(2,836)
Shareholder short swing profit payments	—	—	—	—	—	—	—	—	859	—	—	—	—	—	859	—
Dividends declared – Common shares	—	—	—	—	—	—	—	—	—	(25,652)	—	—	—	—	(25,652)	—
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	—	—	(3,180)	—	—	—	—	(3,180)	—
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(1,374)	—	—	—	—	(1,374)	—
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	—	—	(18,940)	—	—	—	—	(18,940)	—
Dividends declared – Preferred E shares	—	—	—	—	—	—	—	—	—	(6,019)	—	—	—	—	(6,019)	—
Restructure of consolidated joint venture	—	—	—	—	—	—	—	—	(2,677)	—	—	—	—	2,677	—
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(69)	—	—	—	(69)	(9)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	435	—	—	108	543	60
Redemption/conversion of operating partnership units	—	—	—	—	—	—	100	1	1,030	(66)	—	—	—	—	965	(965)

	Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)			Noncontrolling Interests in Consolidated Joint Ventures	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Common Stock					Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts
Operating partnership units redemption value adjustments and unvested LTIP units reclassified to equity	—	—	—	—	—	—	—	—	6,735	5,001	—	—	—	—	11,736	(11,736)
Balance at December 31, 2011	1,488	$15	8,967	$90	4,630	$46	124,897	$1,249	$1,746,259	$(609,272)	$(184)	(56,864)	$(164,796)	$16,414	$989,821	$112,796
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(55)	(499)	—	(499)	—
Stock-based Compensation	—	—	—	—	—	—	—	—	2,666	—	—	—	(73)	—	2,593	14,847
Forfeitures of Restricted Common Shares	—	—	—	—	—	—	—	—	72	—	—	(31)	(72)	—	—	—
Issuance of Restricted Shares/Units	—	—	—	—	—	—	—	—	(556)	—	—	204	556	—	—	64
Issuances of Preferred Shares	169	2	502	5	—	—	—	—	15,975	—	—	—	—	—	15,982	—
Dividends Declared- Common Shares	—	—	—	—	—	—	—	—	—	(29,993)	—	—	—	—	(29,993)	—
Dividends Declared- Preferred Shares- Series A	—	—	—	—	—	—	—	—	—	(3,516)	—	—	—	—	(3,516)	—
Dividends Declared- Preferred Shares- Series D	—	—	—	—	—	—	—	—	—	(19,869)	—	—	—	—	(19,869)	—
Dividends declared – Preferred shares- Series E	—	—	—	—	—	—	—	—	—	(10,417)	—	—	—	—	(10,417)	—
Net Unrealized Loss on Derivative Instruments	—	—	—	—	—	—	—	—	—	—	(126)	—	—	—	(126)	(18)
Reclassification to Interest Expense	—	—	—	—	—	—	—	—	—	—	28	—	—	—	28	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,924)	(1,924)	(9,086)
Redemption value adjusted	—	—	—	—	—	—	—	—	—	(43,620)	—	—	—	—	(43,620)	43,620
Unvested LTIP units adjustment	—	—	—	—	—	—	—	—	1,752	—	—	—	—	—	1,752	(1,752)
Net Income (loss)	—	—	—	—	—	—	—	—	—	(53,780)	—	—	—	868	(52,912)	(9,296)
Balance at December 31, 2012	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,766,168	$(770,467)	$(282)	(56,746)	$(164,884)	$15,358	$847,300	$151,179
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net loss	$(62,208)	$(117)	$(61,792)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	136,527	134,274	145,326
Impairment charges	(1,229)	1,396	82,055
Equity in (earnings) loss of unconsolidated joint ventures	20,833	(14,528)	20,265
Distributions of earnings from unconsolidated joint ventures	—	—	492
Income from financing derivatives	(32,040)	(70,573)	(62,906)
Gain on sale of properties/notes receivable, net	(4,486)	(2,655)	(55,905)
Realized and unrealized (gain) loss on trading securities	(1,861)	1,371	—
Purchases of trading securities	(46,239)	(56,167)	—
Sales of trading securities	45,252	35,667	—
Gain on insurance settlement	(91)	(2,035)	—
Net settlement of trading derivatives	(4,093)	(1,315)	—
Amortization of loan costs, write-off of loan costs, premiums and exit fees, net	10,319	6,325	9,731
Unrealized (gain) loss on derivatives	35,657	70,286	(12,284)
Equity-based compensation	17,440	12,391	7,067
Changes in operating assets and liabilities –
Restricted cash	(1,075)	(16,403)	9,900
Accounts receivable and inventories	(8,757)	(1,413)	3,065
Prepaid expenses and other assets	1,001	(180)	(4,167)
Accounts payable and accrued expenses	11,671	2,704	8,922
Due to/from affiliates	144	(1,312)	—
Due to/from related party	1,310	169	1,370
Due to/from third-party hotel managers	13,936	(13,880)	(6,606)
Other liabilities	(1,376)	(9,412)	(1,886)
Net cash provided by operating activities	130,635	74,593	82,647
Cash Flows from Investing Activities
Proceeds from sale/payments of notes receivable	5,216	22,611	28,284
Investment in unconsolidated joint ventures	—	(145,351)	(15,000)
Acquisition of condominium properties	—	(12,000)	—
Cash released at disposition of hotel properties	—	—	(3,458)
Improvements and additions to hotel properties	(81,403)	(67,797)	(62,205)
Net proceeds from sale of assets/properties	7,741	154,015	4,903
Proceeds from property insurance	—	748	—
Net cash used in investing activities	(68,446)	(47,774)	(47,476)
Cash Flows from Financing Activities
Borrowings on indebtedness and capital leases	346,000	25,000	259,000
Repayments of indebtedness and capital leases	(353,409)	(235,753)	(365,702)
Payments of loan costs and prepayment penalties	(10,375)	(6,048)	(7,080)
Payments of dividends	(71,564)	(53,295)	(24,008)
Purchases of treasury shares	(499)	—	(45,087)
Repurchase of preferred shares	—	(72,986)	—
Payments for derivatives	(184)	(97)	(75)
Cash income from derivatives	32,046	72,705	62,212
Proceeds from preferred stock offering	15,982	109,756	72,208
Proceeds from common stock offering	—	86,027	70,443
Contributions from noncontrolling interests in consolidated joint ventures	—	—	1,033
Distributions to noncontrolling interests in consolidated joint ventures	(1,924)	(3,179)	(333)
Redemption of operating partnership units and other	64	970	(5,260)
Net cash provided by (used in) financing activities	(43,863)	(76,900)	17,351
Net change in cash and cash equivalents	18,326	(50,081)	52,522
Cash and cash equivalents at beginning of year	167,609	217,690	165,168
Cash and cash equivalents at end of year	$185,935	$167,609	$217,690
Supplemental Cash Flow Information
Interest paid	$139,382	$134,668	$142,998
Income taxes paid	$836	$2,366	$1,424
Supplemental Disclosure of Investing and Financing Activities
Accrued interest added to principal of indebtedness	$4,100	$4,392	$4,042
Noncash dividends paid to Series B-1 preferred stock holder	$—	$17,363	$—
Note receivable assigned by noncontrolling interest in consolidated joint venture	$—	$8,098	$—
Assets transferred to receivership/lender	$19,218	$—	$54,625
Liabilities transferred to receivership/lender	$19,740	$—	$110,837
Note receivable contributed to unconsolidated joint venture	$—	$15,000	$—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

1.Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford”), is a self-advised real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity, and debt. We commenced operations in August 2003 with the acquisition of six hotels in connection with our initial public offering. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford, serves as the sole general partner of our operating partnership. In this report, the terms “the Company,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
As of December 31, 2012, we directly owned 90 hotel properties and four hotel properties that we owned through majority-owned investments in joint ventures. These hotels represent 20,034 total rooms, or 19,773 net rooms excluding those attributable to our joint venture partners. Currently, all of our hotel properties are located in the United States. In March 2011, we acquired 96 hotel condominium units at WorldQuest Resort in Orlando, Florida for $12.0 million. Also in March 2011, with an investment of $150.0 million, we converted our interest in a joint venture that held a mezzanine loan into a 71.74% common equity interest and a $25.0 million preferred equity interest in a new joint venture (the “PIM Highland JV”) that holds 28 high quality full and select service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner. At December 31, 2012, we also wholly owned a mezzanine loan with a carrying value of $3.2 million and a note with the city of Philadelphia, Pennsylvania of $8.1 million in connection with a joint venture restructuring.
For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2012, all of our 94 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. Through December 1, 2011, the hotel property held by a joint venture in which we previously had an ownership of 89% was leased on a triple-net lease arrangement to a third-party tenant who operated the hotel property. Rental income from this operating lease is included in the consolidated results of operations for the period from January 1, 2010 through December 1, 2011. Effective December 2, 2011, we acquired the remaining 11% ownership interest from our joint venture partner at no cost to us. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations since December 2, 2011. With respect to our unconsolidated joint venture, PIM Highland JV, the 28 hotels are leased to PIM Highland JV’s wholly-owned subsidiary, which is treated as a taxable REIT subsidiary for federal income tax purposes.
Remington Lodging & Hospitality, LLC, together with its affiliates, (“Remington Lodging”), is our primary property manager, and is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and Mr. Archie Bennett, Jr., our Chairman Emeritus. As of December 31, 2012, Remington Lodging managed 44 of our 94 legacy hotel properties, while third-party management companies managed the remaining 50 hotel properties. In addition, Remington Lodging also managed 21 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties.

2.Significant Accounting Policies

Basis of Presentation – The accompanying consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
Marriott International, Inc. (“Marriott”) manages 40 of our properties. For these Marriott-managed hotels, the fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the fourth quarters of 2012, 2011 and 2010 ended December 28, 2012, December 30, 2011 and December 31, 2010, respectively.
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
Restricted Cash – Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 3% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
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
Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. No impairment charges were recorded for investment in hotel properties included in our continuing operations for 2012, 2011 and 2010.
Notes Receivable – We provide mezzanine loan financing, documented by notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for 2012 and 2011, and $1.4 million of interest income was recognized for 2010.
Variable interest entities, as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at December 31, 2012 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. The note receivable is considered to be a variable interest in the entity that owns the related hotel. However, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating the variable interest entity, our analysis involves considerable management judgment and assumptions.
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
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

considerable judgment and estimates. No impairment charges were recorded in 2012 and 2011. Valuation adjustments of $5.3 million and $4.8 million on previously impaired notes were credited to impairment charges during 2012 and 2011. For 2010, we recorded a valuation allowance of $6.5 million, net of subsequent valuation adjustments, for our mezzanine loan portfolio. See Notes 4 and 17.
Investments in Unconsolidated Joint Ventures – Investments in joint ventures in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income (loss). We review the investments in our unconsolidated joint ventures for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint ventures. No such impairment was recorded in 2012 or 2011. In 2010, we recorded a valuation allowance of $21.6 million to fully reserve our investment in a joint venture that held a mezzanine loan.
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
In 2011, we acquired a 71.74% ownership interest in PIM Highland JV through contributions made by various entities in which we had equity investments and an additional cash investment. We adopted the equity accounting method for our investment in the PIM Highland JV due to the fact that we exercise significant influence but do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in PIM Highland JV had a carrying value of $158.7 million and $179.5 million at December 31, 2012 and 2011.
Assets Held for Sale and Discontinued Operations – We classify assets as held for sale when management has obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property upon transfer of title . When deconsolidating a property/subsidiary, we recognize a gain or loss in net income measured as the difference between the fair value of any consideration received, the fair value of any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated, and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.
In June 2012, we recorded an impairment charge of $4.1 million and in December 2010 we recorded an impairment charge of $39.9 million for a hotel property that was sold in December 2012. Additionally, we sold our Doubletree Guest Suites hotel in Columbus, Ohio in November 2012 for net proceeds of $7.7 million. We recorded net gain of $4.5 million upon disposition of these hotels. In June 2011, we recorded an impairment charge of $6.2 million for a hotel property that was sold in July 2011. During 2011, we completed the sale of four hotel properties, three of which were reclassified as assets held for sale previously, and recognized a net gain of $2.6 million. In 2010, we recorded impairment charges totaling $35.7 million on two hotel properties that were subsequently sold in 2011.
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

Intangible Asset, net – Intangible asset represents the market value related to a lease agreement obtained in connection with the CNL acquisition that was below the market rate at the date of the acquisition and is amortized over the remaining term of the lease.
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
Due to/from Affiliates – Due to/from affiliates represents current receivables and payables resulting primarily from advances of shared costs incurred. Both due to and due from affiliates are generally settled within a period not exceeding one year.
Due to/from Related Party – Due to/from related party represents current receivables and payables resulting from transactions related to hotel management, project management and market services with a related party. Due to/from related party is generally settled within a period not exceeding one year.

Due to/from Third-Party Hotel Managers – Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, capital improvements, insurance, real estate taxes, and other items. Due to/from related party also represents current receivables and payables resulting from transactions related to hotel management.
Unfavorable Management Contract Liabilities – Certain management agreements assumed in the acquisition of a hotel in 2006 and the CNL acquisition in 2007 have terms that are more favorable to the respective managers than typical market management agreements at the acquisition dates. As a result, we recorded unfavorable contract liabilities related to those management agreements

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The noncontrolling interests in consolidated joint ventures represent ownership interests ranging from 15% to 25% of four hotel properties at December 31, 2012 and 2011 held by two joint ventures, and are reported in equity in the consolidated balance sheets. Through December 1, 2011, the hotel property held by a joint venture in which we previously had an ownership of 89% was leased on a triple-net lease basis to a third-party tenant who operated the hotel property. Effective December 2, 2011, we acquired the remaining 11% ownership interest from our joint venture partner at no cost to us. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations since December 2, 2011. We recognized a gain of $9.7 million for this transaction in 2011, consisting of the assignment of an $8.1 million note receivable and an agreement to retain $1.6 million of security deposits that were originally refundable, which is included in “Other income” in the consolidated statements of operations.
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
Guarantees – Upon acquisition of the 51-hotel CNL Portfolio on April 11, 2007, we assumed certain guarantees, which represent funds provided by third-party hotel managers to guarantee minimum returns for certain hotel properties. As we are obligated to repay such amounts through increased incentive management fees through cash reimbursements, such guarantees are recorded as other liabilities. As of December 31, 2012 and 2011, these liabilities totaled $344,000. Subsequent to December 31, 2012, payments were made to satisfy all guarantees and as a result there are no future obligations.
Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Rental income represents income from leasing hotel properties to third-party tenants on triple-net operating leases. Base rent on the triple-net lease is recognized on a straight-line basis over the lease terms and variable rent is recognized when earned. Interest income, representing interest on the mezzanine loan (including accretion of discounts on the mezzanine loan using the effective interest method), is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Asset management fees are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. For the hotel that was leased to a third party, we reported deposits into our escrow accounts for capital expenditure reserves as income up to the point in time the lease was terminated.
Other Expenses – Other expenses include telephone charges, guest laundry, valet parking, and hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
Advertising Costs – Advertising costs are charged to expense as incurred. For 2012, 2011 and 2010, our continuing operations incurred advertising costs of $4.0 million, $3.4 million and $2.2 million, respectively. Advertising costs related to continuing operations are included in “Other expenses” in the accompanying consolidated statement of operations.
Equity-Based Compensation – Stock/unit-based compensation is accounted for at the fair value based on the market price of the shares at the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/units.
Depreciation and Amortization – Owned hotel properties are depreciated over the estimated useful life of the assets and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets. Presently,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2009 through 2012 remain subject to potential examination by certain federal and state taxing authorities. As more fully described in Note 13, income tax examinations of one of our TRS subsidiaries are currently in process. We believe that the results of the completion of these examinations will not have a material adverse effect on our financial condition.

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
Reclassifications – Certain amounts in the consolidated financial statements for the years ended December 31, 2011 and 2010 have been reclassified for discontinued operations. Additionally, certain amounts due from affiliates have been reclassified as of December 31, 2011 to conform with the current year presentation. These reclassifications have no effect on our cash flows, equity or net income (loss) previously reported.
Recently Adopted Accounting Standards – In May 2011, the FASB issued accounting guidance for common fair value measurement and disclosure requirements. The guidance requires disclosures of (i) quantitative information about the significant unobservable inputs used for level 3 measurements; (ii) description of the valuation processes surrounding level 3 measurements; (iii) narrative description of the sensitivity of recurring level 3 measurements to unobservable inputs; (iv) hierarchy classification for items whose fair value is only disclosed in the footnotes; and (v) any transfers between level 1 and 2 of the fair value hierarchy. The new accounting guidance is effective during interim and annual periods beginning after December 15, 2011. We have adopted this accounting guidance and provided the additional required disclosures in Notes 10, 11 and 12. The adoption of this accounting guidance did not affect our financial position or results of operations.
In December 2011, the FASB issued accounting guidance to clarify how to determine whether a reporting entity should derecognize the in substance real estate upon loan defaults when it ceases to have controlling interest in a subsidiary that is in substance real estate. Under this guidance, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related non-recourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. This guidance was adopted early. The adoption of this accounting guidance affected the timing in which our Hilton hotel in Tuscon, AZ was deconsolidated.

Recently Issued Accounting Standards – In December 2011 and further amended in November 2012, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lending arrangements that are either netted on the balance sheet or subject to an enforceable master netting agreement or similar arrangement. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We do not expect any material impact on our financial position and results of operations from the adoption of this accounting guidance, but will make the required additional disclosures upon adoption.

3.Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$483,242	$487,184
Buildings and improvements	2,779,589	2,779,828
Furniture, fixtures and equipment	224,907	276,292
Construction in progress	10,499	5,841
Condominium properties	12,690	12,661
Total cost	3,510,927	3,561,806
Accumulated depreciation	(638,623)	(603,907)
Investment in hotel properties, net	$2,872,304	$2,957,899

The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $2.6 billion and $2.8 billion as of December 31, 2012 and 2011.
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
For the years ended December 31, 2012, 2011 and 2010, we recognized depreciation expense, including depreciation of assets under capital leases and discontinued hotel properties, of $136.0 million, $133.5 million and $144.9 million, respectively.
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

4.Notes Receivable
In December 2011, in connection with the restructuring of the joint venture in which we previously owned an 89% interest, we acquired the remaining 11% at no cost to us. Our joint venture partner also assigned to us a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania and an agreement to retain $1.6 million of security deposits that were originally refundable. The note bears interest at a rate of 12.85% and matures in 2018. In addition, we had one mezzanine loan at December 31, 2012 and 2011. In April 2011, we entered into a settlement agreement with the borrower of a mezzanine loan which was secured by a 105-hotel property portfolio and scheduled to mature in April 2011. The borrower paid off the loan for $22.1 million. The mezzanine loan had a carrying value of $17.9 million at March 31, 2011 and December 31, 2010, after an impairment charge of $7.8 million was recorded at December 31, 2010. The difference between the settlement amount and the carrying value of $4.2 million was recorded as a credit to impairment charges in accordance with the applicable accounting guidance.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our remaining mezzanine loan, which is secured by one hotel property, had an original face amount of $38.0 million, of which our initial investment was $33.0 million. This loan was restructured in 2010 with a cash payment of $20.2 million and a $4.0 million face value note receivable which matures in June 2017, with an interest rate of 6.09%. At December 31, 2012 and 2011, this mezzanine loan had a net carrying value of $3.2 million and $3.1 million, respectively, net of the balance in the valuation allowance of $8.3 million and $8.7 million, respectively. All required payments on this loan have been made and payments on this loan have been treated as a reduction of carrying values and the valuation allowance adjustments have been recorded as credits to impairment charges in accordance with applicable accounting guidance.
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

Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by the Four Seasons hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. In 2009, we recorded an impairment charge to fully reserve this note receivable. In May 2010, the senior mortgage lender foreclosed on the loan. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at December 31, 2012 and 2011.
Interest payments since March of 2009 were not made on the $7.1 million junior participation note receivable maturing January 2011 secured by a hotel property in La Jolla, California. In accordance with our accounting policy, we discontinued recording interest and fee income on this note beginning in March 2009. In August 2010, we reached an agreement with the borrower of the $7.1 million junior participation note receivable secured by the hotel property to settle the loan. Pursuant to the settlement agreement, we received total cash payments of $6.2 million in 2010. We recorded a net impairment charge of $836,000.
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
In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million principal balance mezzanine loan receivable secured by 681 hotels with an initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. This mezzanine loan was originally purchased for $98.4 million. At the time of ESH’s bankruptcy filing, a discount of $11.4 million had been amortized to increase the carrying value of the note to $109.4 million. We anticipated that ESH, through its bankruptcy filing, would attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note. In October 2010, the ESH bankruptcy proceedings were completed and settled with new owners. The full amount of the valuation allowance was charged off in 2010. In 2012, a valuation adjustment of $5.0 million on the previously impaired note was credited to impairment charges as a result of proceeds received in a confidential settlement.

5.Investment in Unconsolidated Joint Ventures
In March 2011, we acquired a 71.74% ownership interest in the PIM Highland JV and a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Additionally, in March 2011, PIM Highland JV through a debt restructuring and consensual foreclosure, acquired a 28-hotel portfolio. We have determined that the PIM Highland JV is a variable interest entity as its total equity at risk is not sufficient to permit it to finance its activities without additional subordinated financial support provided by any parties, including its equity holders. Although we have the majority ownership interest and can exercise significant influence over the joint venture, we do not control the activities that most significantly impact the PIM Highland JV’s economic performance. All the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we are not the primary beneficiary of PIM Highland JV and our investment in the joint venture is accounted for using the equity method. We had a carrying value of $158.7 million at December 31, 2012, and our maximum exposure of loss is limited to our investment in PIM Highland JV except as discussed below.

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
The following tables summarize the condensed balance sheets as of December 31, 2012 and 2011 and the condensed statement of operations for the year ended December 31, 2012 and the period from March 10, 2011 through December 31, 2011 of the PIM Highland JV (in thousands):
PIM Highland JV
Condensed Consolidated Balance Sheet

	December 31,
	2012	2011
Total assets	$1,417,204	$1,400,264
Total liabilities	1,176,298	1,132,977
Members’ capital	240,906	267,287
Total liabilities and members’ capital	$1,417,204	$1,400,264
Our ownership interest in PIM Highland JV	$158,694	$179,527

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PIM Highland JV
Condensed Consolidated Statement of Operations

	Year Ended	Period From March 10 to
	December 31, 2012	December 31, 2011
Total revenue	$416,892	$332,205
Total expenses	(377,453)	(322,419)
Operating income	39,439	9,786
Interest income and other	102	85
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	(63,497)	(50,021)
Gain recognized at acquisition	—	82,144
Other expenses	(2,425)	(4,707)
Net income (loss)	$(26,381)	$37,287
Our equity in earnings (loss) of PIM Highland JV	$(20,833)	$14,528

At December 31, 2010, we had ownership interests ranging from 50% and 25% in two joint ventures with carrying values of $15.0 million. These joint ventures were formed to hold investments in tranche 4 and tranche 6 of mezzanine loans secured by the above 28-hotel portfolio acquired by PIM Highland JV. The tranche 6 mezzanine loan was in default since August 2010. As a result, we recorded a valuation allowance of $21.6 million during 2011 for the entire carrying value of our investment in that joint venture.
Additionally, as of December 31, 2012 and 2011, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value. The Sheraton hotel property in Dallas, Texas was held by a joint venture in which we had an 18% subordinated ownership interest that was carried at no value. This hotel was sold in May 2011, but due to our subordinated status, we did not receive any proceeds from the sale, and no gain or loss was recognized.

6.Assets Held for Sale and Discontinued Operations

At December 31, 2010, the Hilton hotel property in Tucson, Arizona had a reasonable probability of being sold. Based on our assessment of the purchase price obtained from potential buyers, we recorded an impairment charge of $39.9 million. During the second quarter of 2012 we determined that this property was not to be held long-term as operating cash flows were not anticipated to cover principal and interest payments of the related debt secured by this hotel. In addition, regarding this loan, we ceased making principal and interest payments after July 31, 2012. Based on our assessment, which included marketing this hotel for sale, we concluded that the carrying value of this asset would not be recoverable. Consequently, in the second quarter of 2012, we recognized an additional impairment charge of $4.1 million related to this hotel, which reduced its carrying value to $19.7 million and represented our estimate of its fair value. The impairment charge was based on methodologies discussed in Note 2, which are considered Level 3 valuation techniques. Effective August 15, 2012, via a consensual foreclosure with our lender, a receiver appointed by Pima County Superior Court in Arizona completed taking possession and full control of this hotel. The hotel property was disposed of and deconsolidated in December 2012 when title passed to the lender. Additionally, we sold our Doubletree Guest Suites hotel in Columbus, Ohio in November 2012 for net proceeds of $7.7 million. The operating results of these properties are reported in discontinued operations for all periods presented.
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
In 2011, we completed the sales of the Hampton Inn hotel in Jacksonville, Florida, the JW Marriott hotel in San Francisco, California, the Hilton hotel in Rye Town, New York, and the Hampton Inn hotel in Houston, Texas. The operating results of these hotel properties are reported as discontinued operations for 2011 and 2010. For 2010, operating results of discontinued operations also include those of the Hilton Suites hotel in Auburn Hills, Michigan that was sold in June 2010 and the Westin hotel in Rosemont, Illinois that was transferred to the lender through a deed-in-lieu of foreclosure in September 2010.
The hotel properties included in discontinued operations were carried at lower of cost or estimated fair value less cost to sell at the date they were classified as assets held for sale. In accordance with applicable accounting guidance, the inputs used in determining the fair values are categorized into three levels: level 1 inputs are inputs obtained from quoted prices in active markets for identical assets, level 2 inputs are significant other inputs that are observable for the assets either directly or indirectly, and level 3 inputs are unobservable inputs for the asset and reflect our own assumptions about the assumptions that market participants would use in pricing the asset.
The following table presents our hotel properties measured at fair value aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at December 31, 2012, 2011 and 2010, and related impairment charges recorded (in thousands):

	Level 1	Level 2	Level 3		Total		Impairment Charges
2012
Hilton Tucson, AZ	$—	$—	$—		$—		$4,120	(1)
2011
Hampton Inn Jacksonville, FL	$—	$—	$—		$—		$6,237	(2)
2010
Hilton Rye Town, NY	$—	$—	$34,790	(3)	$34,790	(3)	$23,583	(3)
Hilton Tucson, AZ	$—	$—	$22,198	(3)	$22,198	(3)	$39,903	(3)
Hilton Auburn Hills, MI	—	—	—		—		12,068	(3)
Total	$—	$—	$56,988		$56,988		$75,554
_________________________

(1)	The impairment charge was taken in the quarter ended June 30, 2012, based on its estimated fair value of $19.7 million which we considered to be a level 3 fair value measure.

(2)	The impairment charge was taken in the quarter ended June 30, 2011, based on its anticipated net sales prices of $10.0 million which we considered to be a level 3 fair value measure.

(3)
The impairment charges were taken in the quarter ended December 31, 2010 and June 30, 2010, for the Hilton Rye Town property and the Hilton Auburn Hills property, respectively, based on their respective anticipated net sales prices of $34.8 million and $5.0 million, respectively which we considered to be level 3 fair value measures. The impairment charge for the Hilton Tuscon property was taken in the quarter ended December 31, 2010, based on the anticipated net sales price of $22.2 million, which we considered to be a level 3 fair value measure.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the operating results of the discontinued operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Hotel revenues	$29,398	$40,279	$104,914
Hotel operating expenses	(27,722)	(35,916)	(87,230)
Operating income	1,676	4,363	17,684
Property taxes, insurance and other	(1,584)	(2,486)	(7,476)
Depreciation and amortization	(2,548)	(3,031)	(16,409)
Impairment charge	(4,120)	(6,237)	(75,554)
Gain on disposal/sales of properties	4,486	2,564	55,923
Interest expense and amortization of loan costs	(1,464)	(2,020)	(9,813)
Write-off of loan costs, premiums and exit fees, net	(119)	(948)	—
Loss from discontinued operations before income taxes	(3,673)	(7,795)	(35,645)
Income tax (expense) benefit	23	(85)	(22)
Loss from discontinued operations	(3,650)	(7,880)	(35,667)
Income from discontinued operations of consolidated joint ventures attributable to noncontrolling interests	—	(1,031)	(122)
Loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	440	1,072	5,287
Loss from discontinued operations attributable to the Company	$(3,210)	$(7,839)	$(30,502)

The Hilton Tucson El Conquistador and Doubletree Columbus hotels disposed of in 2012 and not reported as held for sale as of December 31, 2011 had an investments in hotel properties of $30.9 million, other total assets of $5.9 million and total liabilities of $5.3 million.

7.Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2012	2011
Deferred loan costs	$32,974	$29,514
Deferred franchise fees	4,024	4,121
Total costs	36,998	33,635
Accumulated amortization	(19,804)	(16,214)
Deferred costs, net	$17,194	$17,421

8.Intangible Asset, net
Intangible asset consist of the following (in thousands):

	December 31,
	2012	2011
Cost	$3,233	$3,233
Accumulated amortization	(512)	(423)
Intangible asset, net	$2,721	$2,810
Intangible asset represents a favorable market-rate lease which relates to the purchase price allocated to a hotel property in the CNL Portfolio and is being amortized over the remaining lease term that expires in 2043.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of the three years in the period ended December 31, 2012, amortization expense related to intangibles was $89,000. Estimated future amortization expense is $89,000 for each of the next five years.
9.     Indebtedness
Indebtedness of our continuing operations and the carrying values of related collateral were as follows at December 31, 2012 and 2011 (in thousands):

				December 31, 2012		December 31, 2011
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (2)	10 hotels	May 2012	LIBOR (1) + 1.65%	—	—	167,202	211,322
Mortgage loan	2 hotels	August 2013	LIBOR (1) + 2.75%	141,667	259,496	145,667	264,147
Mortgage loan (5)	5 hotels	March 2014	LIBOR (1) + 4.50%	173,180	218,647	178,400	224,686
Mortgage loan (2)	9 hotels	May 2014	LIBOR (1) + 6.50%	135,000	197,672	—	—
Mortgage loan	1 hotel	May 2014	8.32%	5,285	9,044	5,476	8,098
Senior credit facility (4)	Various	September 2014	LIBOR (1) + 2.75% to 3.50%	—	—	—	—
Mortgage loan (3)	5 hotels	November 2014	Greater of 6.40% or LIBOR (1) + 6.15%	211,000	317,442	—	—
Mortgage loan	1 hotel	December 2014	Greater of 5.50% or LIBOR (1) + 3.50%	—	—	19,740	22,827
Mortgage loan	8 hotels	December 2014	5.75%	104,680	81,290	106,863	81,764
Mortgage loan	10 hotels	July 2015	5.22%	152,513	172,195	155,831	171,809
Mortgage loan	8 hotels	December 2015	5.70%	96,907	79,146	98,786	80,702
Mortgage loan (3) (6)	5 hotels	December 2015	12.72%	—	—	151,185	322,796
Mortgage loan	5 hotels	February 2016	5.53%	110,169	121,451	112,453	124,994
Mortgage loan	5 hotels	February 2016	5.53%	91,364	97,678	93,257	100,531
Mortgage loan	5 hotels	February 2016	5.53%	79,140	102,960	80,782	104,410
Mortgage loan (7)	1 hotel	April 2017	5.91%	34,735	91,222	35,000	93,956
Mortgage loan	2 hotels	April 2017	5.95%	127,289	145,275	128,251	148,244
Mortgage loan	3 hotels	April 2017	5.95%	259,021	275,190	260,980	282,823
Mortgage loan	5 hotels	April 2017	5.95%	114,732	128,605	115,600	130,408
Mortgage loan	5 hotels	April 2017	5.95%	103,126	111,546	103,906	114,254
Mortgage loan	5 hotels	April 2017	5.95%	156,918	160,373	158,105	164,919
Mortgage loan	7 hotels	April 2017	5.95%	125,517	145,456	126,466	146,673
TIF loan (7)	1 hotel	June 2018	12.85%	8,098	—	8,098	—
Mortgage loan	1 hotel	November 2020	6.26%	102,562	113,860	103,759	118,496
Mortgage loan	1 hotel	April 2034	Greater of 6.00% or Prime + 1.00%	6,507	18,024	6,651	18,304
Total				$2,339,410	$2,846,572	$2,362,458	$2,936,163
 _________________________

(1)	LIBOR rates were 0.209% and 0.295% at December 31, 2012 and 2011, respectively.

(2)
On May 9, 2012, we refinanced our $167.2 million mortgage loan, due May 2012, having an interest rate of LIBOR plus 1.65%, with a $135.0 million mortgage loan, due May 2014, having an interest rate of LIBOR plus 6.50%, which has three one-year extension options subject to satisfaction of certain conditions.

(3)
On November 7, 2012 we refinanced our $153.9 million non-recourse mortgage loan set to mature in December 2015 with a new $211.0 million loan with a two-year initial term and three one-year extension options subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR plus 6.15%, with a 0.25% LIBOR floor.

(4)
On February 21, 2012, we expanded our borrowing capacity under our $105.0 million senior credit facility to an aggregate $145.0 million and on September 24, 2012, we expanded our borrowing capacity to an aggregate $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. As part of these expansions two additional banks have been added to the participating banks in the senior credit facility. On December 21, 2012, we amended the senior credit facility to reduce the minimum fixed charge coverage ratio from 1.35x to 1.25x through expiration in September 2014. We may use up to $10.0 million for standby letters of credit.

(5)	This mortgage loan has a one year extension option subject to satisfaction of certain conditions.

(6)
This note included reverse amortization of 8% on $45.0 million of the original principal balance, plus 12% on the cumulative reverse amortization. From the date at which we obtained this loan, through the date it was refinanced, the reverse amortization resulted in a principal increase of $12.9 million.

(7)	These loans are collateralized by the same property.

In November 2012, we successfully refinanced a $153.9 million non-recourse mortgage loan set to mature in December 2015 with a new $211.0 million loan with a two-year initial term and 3 one-year extension options subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR plus 6.15%, with a 0.25% LIBOR floor. The refinancing resulted in over $50.0 million in excess proceeds to be used for general corporate purposes. The new loan remains secured by the same five hotels.

In May 2012, we successfully refinanced a $167.2 million loan set to mature in May 2012 with a new $135.0 million loan that matures in May 2014 and contains three one-year extension options subject to the satisfaction of certain conditions. The new loan provides for a floating interest rate of LIBOR plus 6.50%, with no LIBOR floor. The new loan is secured by nine hotels.

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
In September 2011, we obtained a new $105.0 million senior credit facility which matures September 2014 with a one year extension option and replaces our previous credit line that was scheduled to mature in April 2012. The new credit facility provides for a three-year revolving line of credit priced at 275 to 350 basis points over LIBOR or Base Rate, as defined in the agreement, which is the same as our previous credit line. On February 21, 2012, we expanded our borrowing capacity under our $105.0 million senior credit facility to an aggregate $145.0 million and on September 24, 2012, we further expanded our borrowing capacity to an aggregate $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million, provided there is no default or event of default and each representation and warranty made or deemed made by us remains true and correct in all material respects on the effective date of such increase. As part of these expansions, two additional banks have been added to the participating banks in the senior credit facility. The previous credit line was repaid in full in July 2011. The financial covenant tests with respect to fixed charge coverage ratio and leverage tests are similar to our previous credit line. On December 21, 2012, we amended the senior credit facility to reduce the minimum fixed charge coverage ratio from 1.35x to 1.25x through expiration in September 2014.
In March 2010, we elected to stop making payments on the $5.8 million mortgage note payable maturing January 2011, secured by a hotel property in Manchester, Connecticut. After negotiating with the special servicer, in May 2011, we obtained a three year extension on this loan to May 2014. We paid $1.0 million at closing for the principal and interest through May 1, 2011 to bring the loan current, a 1.25% extension fee and certain deposits pursuant to the modification agreement.

Maturities and scheduled amortizations of indebtedness of our continuing operations as of December 31, 2012 for each of the five following years are as follows (in thousands):

2013	$172,236
2014	651,181
2015	260,179
2016	276,395
2017	870,477
Thereafter	108,942
Total	$2,339,410

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In the event of default, we are subject to restrictions on incurring additional indebtedness, limitations on investments, limitations on dividends and other payments in respect of capital stock. The assets of certain of our subsidiaries listed on Exhibit 21.2 of this filing are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Hospitality Trust, Inc. or our operating partnership, Ashford Hospitality Limited Partnership and the liabilities of such subsidiaries do not constitute the obligations of Ashford Hospitality Trust, Inc. or Ashford Hospitality Limited Partnership. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of December 31, 2012, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the applicable agreement. As of December 31, 2012, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was an asset of $6.2 million related to the interest rate derivatives.

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
During 2012, 2011 and 2010, we entered into interest rate caps with total notional amounts of $346.0 million, $365.3 million, and $370.6 million, respectively, to cap the interest rates on our mortgage loans with maturities between May 2012 and November 2014, and strike rates between 1.50% and 6.25%, for total costs of $184,000, $97,000 and $75,000, respectively. These interest rate caps were designated as cash flow hedges excluding two interest rate caps entered into in 2012 with a notional amount of $211.0 million. At December 31, 2012 and 2011, our floating interest rate mortgage loans, with principal balances of $519.2 million and $365.3 million, respectively, were capped by interest rate hedges.
The cost basis of interest rate derivatives for federal income tax purposes was approximately $523,000 and $340,000 as of December 31, 2012 and 2011.
Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer of protection in exchange for payments of an annual premium. If there is a default or a loss, as defined in the credit default swap agreements, on the underlying bonds, then the buyer of protection, is protected against those losses. The only liability for us, the buyer of protection, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For the CMBX trades that we have completed, we were the buyer of protection in all trades. The credit default swaps are subject to master netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in the market value of the credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in the market value is over $250,000. As of December 31, 2012 and 2011, the credit default swap had a carrying value of a net asset of $170,000 and a net liability of $2,000, respectively, which is included in "Derivative assets" and “Liabilities associated with investments in securities and other” in the consolidated balance sheets. For the years ended December 31, 2012 and 2011, we have recognized an unrealized loss of $3.9 million and $1.3 million, respectively, that is included in “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

Investment in Securities and Other – During the second quarter of 2011, our Board of Directors authorized the formation of a subsidiary to invest in public securities, including stocks, put and call and other options. The put and call and other option transactions are considered derivatives. At December 31, 2012, we had investments in these derivatives totaling $612,000 and liabilities of $299,000. At December 31, 2011, we had investments in these derivatives totaling $1.0 million and liabilities of $486,000.

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
We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2012, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.21% to 0.31% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values of the hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting (4)	Total
December 31, 2012:
Assets
Derivative assets:
Interest rate derivatives – non-hedge	$—	$10,617	$—	$—	$10,617	(1)
Interest rate derivatives – hedge	—	4	—	—	4	(1)
Credit default swaps	—	2,933	—	(2,763)	170	(1)
Equity put and call options	612	—	—	—	612	(2)
	612	13,554	—	(2,763)	11,403
Non-derivative assets:
Equity securities	23,008	—	—	—	23,008	(2)
Total	23,620	13,554	—	(2,763)	34,411
Liabilities
Derivative liabilities:
Interest rate derivatives – non-hedge	—	(4,400)	—	—	(4,400)	(1)
Short equity put options	(7)	—	—	—	(7)	(3)
Short equity call options	(292)	—	—	—	(292)	(3)
Non-derivative liabilities:
Margin account balance	(1,342)	—	—	—	(1,342)	(3)
Total	(1,641)	(4,400)	—	—	(6,041)
Net	$21,979	$9,154	$—	$(2,763)	$28,370

December 31, 2011:
Assets
Derivative assets:
Interest rate derivatives – non-hedge	$—	$59,397	$—	$—	$59,397	(1)
Interest rate derivatives – hedge	—	12	—	—	12	(1)
Equity put and call options	1,011	—	—	—	1,011	(2)
	1,011	59,409	—	—	60,420
Non-derivative assets:
Equity securities	20,363	—	—	—	20,363	(2)
Total	21,374	59,409	—	—	80,783
Liabilities
Derivative liabilities:
Interest rate derivatives – non-hedge	—	(21,491)	—	—	(21,491)	(1)
Credit default swaps	—	6,855	—	(6,857)	(2)	(3)
Short equity put options	(71)	—	—	—	(71)	(3)
Short equity call options	(415)	—	—	—	(415)	(3)
Non-derivative liabilities:
Margin account balance	(1,758)	—	—	—	(1,758)	(3)
Total	(2,244)	(14,636)	—	(6,857)	(23,737)
Net	$19,130	$44,773	$—	$(6,857)	$57,046
 _________________________

(1)	Reported net as “Derivative assets” in the consolidated balance sheets.

(2)	Reported as “Investments in securities and other” in the consolidated balance sheets.

(3)	Reported as “Liabilities associated with investments in securities and other” in the consolidated balance sheets.

(4)	Represents cash collateral posted by our counterparty.

The reconciliation of the beginning and ending balances of the derivatives that were measured using Level 3 inputs is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$—	$—	$(17,972)
Total unrealized (loss) gain included in earnings	—	—	(2,042)
Assets/liabilities transferred out of Level 3 and terminated during the year	—	—	16,400
Assets/liabilities transferred out of Level 3 still held at the reporting date (1)	—	—	3,614
Balance at end of period	$—	$—	$—
  _________________________

(1)	Transferred in/out of Level 3 because the unobservable inputs used to determine the fair value at the period-end were more/less than 10% of the total valuation of these derivatives.

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statement of operations (in thousands):

													Reclassified from
	Gain or (Loss) Recognized in Income						Interest Savings or (Cost) Recognized in Income						Accumulated OCI into Interest Expense
	Year Ended December 31,						Year Ended December 31,						Year Ended December 31,
	2012		2011		2010		2012		2011		2010		2012	2011	2010
Assets
Derivative assets:
Interest rate derivatives	$(48,827)		$(73,227)		$(737)		$54,199		$92,846		$77,479		$32	$603	$633
Credit default swaps	(4,014)		—		—		—		—		—		—	—	—
Equity call options and other	(3,644)		(786)		—		—		—		—		—	—	—
	(56,485)		(74,013)		(737)		54,199		92,846		77,479		32	603	633
Non-derivative assets:
Equity securities	3,341		229		—		—		—		—		—	—	—
Total	(53,144)		(73,784)		(737)		54,199		92,846		77,479		32	603	633
Liabilities
Derivative liabilities:
Interest rate derivatives	17,091		4,258		13,021		(22,159)		(22,273)		(14,573)		—	—	—
Credit default swaps	—		(1,348)		—		—		—		—		—	—	—
Short equity put options	1,610		(1,277)		—		—		—		—		—	—	—
Short equity call options	393		89		—		—		—		—		—	—	—
Total	19,094		1,722		13,021		(22,159)		(22,273)		(14,573)		—	—	—
Non-derivative liabilities:
Short equity securities	64		375		—		—		—		—		—	—	—
Total	19,158		2,097		13,021		(22,159)		(22,273)		(14,573)		—	—	—
Net	$(33,986)		$(71,687)		$12,284		$32,040		$70,573		$62,906		$32	$603	$633
Total combined
Interest rate derivatives	$(31,736)		$(68,969)		$12,284		$32,040		$70,573		$62,906		$32	$603	$633
Credit default swaps	(3,921)		(1,317)		—		—		—		—		—	—	—
Total derivatives	(35,657)	(1)	(70,286)	(1)	12,284	(1)	32,040	(2)	70,573	(2)	62,906	(2)	32	603	633
Unrealized gain (loss) on investments in securities and other	2,502	(3)	(391)	(3)	—		—		—		—		—	—	—
Realized loss on investments in securities and other	(831)	(2) (4)	(1,010)	(2) (4)	—		—		—		—		—	—	—
Net	$(33,986)		$(71,687)		$12,284		$32,040		$70,573		$62,906		$32	$603	$633
  _________________________

(1)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(2)	Included in “Other income” in the consolidated statements of operations.

(3)	Reported as “Unrealized loss on investments” in the consolidated statements of operations.

(4)	Includes costs of $93 and $31, respectively in 2012 and 2011 associated with credit default swaps.

In 2012, 2011 and 2010, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income (loss) totaled $(144,000), $(78,000) and $(136,000), respectively.
During the next twelve months, we expect $101,000 of accumulated comprehensive loss will be reclassified to interest expense.

12.Summary of Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value on a Recurring basis
The carrying amounts and estimated fair values of financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investments in securities and other	$23,620	$23,620	$21,374	$21,374
Derivative assets, net	$6,391	$6,391	$37,918	$37,918
Liabilities associated with investments in securities and other	$1,641	$1,641	$2,246	$2,246

Investments in securities and other. Investments in securities and other consist of public equity securities and equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet date. See Notes 2, 10, and 11 for a complete description of the methodology and assumptions utilized in determining the fair values.
Derivative assets, net and Liabilities associated with investments in securities and other. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of Ashford and the counterparties. Fair value of the credit default swap derivatives is obtained from a third party who publishes the CMBX index composition and price data. Liabilities associated with investments in securities and other consists of a margin account balance, short public equity securities and short equity put and call options. Fair value is is determined based on the quoted market closing prices at the balance sheet date. See Notes 2, 10, and 11 for a complete description of the methodology and assumptions utilized in determining the fair values.
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

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$185,935	$185,935	$167,609	$167,609
Restricted cash	$84,786	$84,786	$84,069	$84,069
Accounts receivable	$35,116	$35,116	$27,311	$27,311
Notes receivable	$11,331	$14,385 to $15,899	$11,199	$11,715 to $12,947
Due from affiliates	$1,168	$1,168	$1,312	$1,312
Due from third-party hotel managers	$48,619	$48,619	$62,747	$62,747
Financial liabilities:
Indebtedness of continuing operations	$2,339,410	$2,266,991 to $2,505,622	$2,362,458	$2,180,027 to $2,409,503
Accounts payable and accrued expenses	$84,293	$84,293	$82,282	$82,282
Dividends payable	$18,258	$18,258	$16,941	$16,941
Due to related party, net	$3,725	$3,725	$2,569	$2,569
Due to third-party hotel managers	$1,410	$1,410	$1,602	$1,602

Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, accounts payable and accrued expenses, dividends payable, due to/from related party, due to/from affiliates and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Notes receivable. Fair value of the notes receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes at December 31, 2012 and 2011. We estimated the fair value of the notes receivable to be approximately 27.0% to 40.3% higher than the carrying value of $11.3 million at December 31, 2012, and approximately 4.6% to 15.6% higher than the carrying value of $11.2 million at December 31, 2011. This is considered a Level 2 valuation technique.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the December 31, 2012 and 2011 indebtedness valuations, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the total indebtedness to be approximately 96.9% to 107.1% of the carrying value of $2.3 billion at December 31, 2012, and approximately 92.3% to 102.0% of the carrying value of $2.4 billion at December 31, 2011. This is considered a Level 2 valuation technique.

13.Commitments and Contingencies
Restricted Cash – Under certain management and debt agreements for our hotel properties existing at December 31, 2012, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 6% of gross revenues for capital improvements.
Franchise Fees – Under franchise agreements for our hotel properties existing at December 31, 2012, we pay franchisor royalty fees between 2.5% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2015 and 2036. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
For the years ended December 31, 2012, 2011, and 2010, our continuing operations incurred franchise fees of $29.2 million,$27.5 million and $23.9 million, respectively, which are included in other expenses in the accompanying consolidated statements of operations.

Management Fees – Under management agreements for our hotel properties existing at December 31, 2012, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2013 through 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases – We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2084, including four ground leases related to our hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2012, 2011, and 2010, our continuing operations recognized rent expense of $4.7 million, $4.1 million and $4.5 million, respectively, which included contingent rent of $1.4 million, $754,000 and $1.1 million, respectively. Rent expense related to continuing operations is included in other expenses in the consolidated statements of operations. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

2013	$3,198
2014	2,933
2015	2,803
2016	2,694
2017	2,676
Thereafter	98,317
Total	$112,621

At December 31, 2012, we had capital commitments of $35.7 million relating to general capital improvements that are expected to be paid in the next twelve months.
Employment Agreements – Our employment agreements with certain executive officers provide for minimum annual base salaries, other fringe benefits, and non-competition clauses as determined by the Board of Directors. The employment agreements contain automatic one year renewals effective December 31st of each year, unless terminated by either party upon six months’ notice, subject to severance provisions.
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
Income Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2009 through 2012 remain subject to potential examination by certain federal and state taxing authorities.

In September 2010, the Internal Revenue Service ("IRS") completed an audit of one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Internal Revenue Code (IRC) Section 482 that reduced the amount of rent we charged the taxable REIT subsidiary ("TRS"). We own a 75% interest in the hotel properties and the TRS at issue. In connection with the TRS audit, the IRS selected our REIT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm's length rate. We strongly disagree with the IRS' position. We filed written protests with the IRS and requested an IRS Appeals Office review of the TRS and REIT cases simultaneously. The IRS granted the Appeals Office review and our representatives attended Appeals Office conferences. One or more additional conferences with the Appeals Office will be required to resolve our cases and we anticipate these will occur in 2013. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms have been consistent with arms' length terms as required by applicable Treasury regulations. However, if the IRS were to pursue the TRS case and prevail, the TRS would owe approximately $1.1 million of additional U.S. federal income taxes plus possible additional state income taxes of $199,000, net of federal benefit. Alternatively, if the IRS were to pursue the

REIT case and prevail, our REIT would owe approximately $4.6 million of U.S. federal excise taxes. The excise taxes assessed on the REIT would be in lieu of the TRS additional income taxes. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS adjustments to the rent charged are inconsistent with the U.S. federal tax laws related to REITs and true leases. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS has requested and we have agreed to extend the assessment statute of limitations three times for both the TRS and the REIT for the 2007 tax year. The most recent IRS request was made in January 2013, and extends the statute for the 2007 tax year to March 31, 2014.

In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS has not proposed any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS has issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to the TRS was greater than the arms' length rate pursuant to IRC Section 482. The TRS adjustment is for $1.6 million of additional income which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represents the IRS' imputation of compensation to the TRS under IRC Section 482 for agreeing to be a party to the lessor entity's bank loan agreement. We own a 75% interest in the lessor entity. We strongly disagree with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS has misinterpreted certain terms of the lease, third party hotel management, and bank loan agreements. We have filed a written protest and requested an IRS Appeals Office review. The IRS has granted the Appeals Office review and has assigned the same Appeals team that is overseeing our 2007 cases to our 2008 cases. We anticipate that the initial Appeals conference for the 2008 cases will occur in 2013. In March 2012, the IRS requested and we consented to extend the statute of limitations for the TRS and REIT for the 2008 tax year to March 31, 2013. In January 2013, the IRS requested and we agreed to extend the statute of limitations to March 31, 2014.

With respect to both the 2007 and 2008 IRS audits, we believe we will substantially prevail in the eventual settlement of the audits and that the settlements will not have a material adverse effect on our financial condition and results of operations. We have concluded that the positions reported on the tax returns under audit by the IRS are, solely on their technical merits, more-likely-than-not to be sustained upon examination.

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

If, prior to August 2013, we dispose of the four remaining properties contributed in connection with our initial public offering in 2003 in exchange for units of the operating partnership, we may be obligated to indemnify the contributors, including our Chairman and Chief Executive Officer and our Chairman Emeritus, each of whom have substantial ownership interests, against the tax consequences of the sale. In addition, we agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness of at least $16.0 million, which allows contributors of the Las Vegas hotel property to defer gain recognition in connection with their contribution. Additionally, if we sell or transfer the Marriott Crystal Gateway in Arlington, Virginia prior to July 2016, we would be required to indemnify the entity from which we acquired the property if, as a result of such transactions, such entity would recognize a gain for federal tax purposes.

In general, tax indemnities equal the federal, state, and local income tax liabilities the contributor or their specified assignee incurs with respect to the gain allocated to the contributor. The contribution agreements’ terms generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of such tax indemnities.
Potential Pension Liabilities – Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union's pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board ("NLRB") filed a complaint against Remington Lodging seeking, among other things, that Remington Lodging's withdrawal of recognition was unlawful. Pending the final determination of the NLRB complaint, including appeals, the pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that (a) Remington Lodging continues to make monthly pension fund payments pursuant to the collective bargaining agreement, which requires annual installments of $84,000 until the 20th year following the settlement agreement, and (b) if the withdrawal of recognition is ultimately deemed lawful, Remington Lodging will have an unfunded pension liability equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging's remaining withdrawal liability shall be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability shall be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging's election), which shall continue for the remainder of the twenty-(20)-year capped period, unless Remington Lodging elects to pay the unfunded pension liability amount earlier. We agreed to indemnify Remington Lodging for the payment of the unfunded pension liability as set forth in the settlement agreement.

14.Series B-1 Convertible Redeemable Preferred Stock
At December 31, 2010, we had 7.2 million outstanding shares of Series B-1 cumulative convertible redeemable preferred stock. Series B-1 preferred stock was convertible at any time, at the option of the holder, into our common stock by dividing the preferred stock carrying value by the conversion price then in effect, which was $10.07, subject to certain adjustments, as defined. Series B-1 preferred stock was redeemable for cash at our option at the liquidation preference, which is set at $10.07. In 2010, 200,000 shares of our Series B-1 preferred stock with a carrying value of $2.0 million were converted to common shares, pursuant to the terms of the Series B-1 preferred stock. Series B-1 preferred stock was also redeemable for cash at the option of the holder at a specified redemption price, as defined, if certain events were to occur. Due to these redemption features that were not under our control, the preferred stock was classified outside of permanent equity. Series B-1 preferred stock holders were entitled to vote, on an as-converted basis voting as a single class together with common stock holders, on all matters to be voted on by our shareholders.
In May 2011, we redeemed 5.9 million shares of the outstanding Series B-1 preferred shares at $12.4656 per share, or a total of $73.0 million, with the proceeds from issuance of 3.35 million shares of our 9% Series E cumulative preferred stock. During 2011, the remaining 1.4 million outstanding shares were converted to 1.4 million shares of our common stock, which was treated as a dividend of $17.4 million to the Series B-1 preferred shareholder in accordance with the applicable accounting guidance. During 2011 and 2010, we declared dividends of $1.4 million and $4.1 million, respectively, to holders of the Series B-1 preferred stock.

15.Redeemable Noncontrolling Interests in Operating Partnership
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
Beginning in 2008, we started issuing LTIP units to certain executives and employees as compensation. These units have vesting periods ranging from three to five years. Upon vesting, each LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at our election, settled in our common stock. For the years ended December 31, 2012, 2011 and 2010, we issued 1.3 million, 2.2 million and 1.1 million LTIP units, respectively, with grant date fair values of $11.2 million, $27.4 million and $7.4 million, respectively. During 2012, 2011 and 2010, respectively, 1.4 million, 520,000 and 158,000 LTIP units vested. There were no forfeitures in 2012, 2011 or 2010. As of December 31, 2012, we have issued 5.7 million LTIP units, of which all but 1.3 million and 1.2 million of the LTIP units issued in March 2012 and May 2011, respectively, had reached full economic parity with the common units and are convertible into common partnership units. All LTIP units issued had an aggregate value of $52.6 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $14.8 million, $9.2 million and $2.9 million was recognized for 2012, 2011 and 2010, respectively. The unamortized value of the 3.3 million unvested LTIP units was $23.6 million at December 31, 2012, which will be amortized over periods from 0.2 years to 3.0 years. The unvested LTIP units had an aggregate intrinsic value of $34.7 million.
For 2012, no operating partnership units were presented for redemption or converted to shares of our common stock. For the 2011 and 2010 redemptions, 100,000 and 455,000 units with fair values of $1.0 million and $3.7 million were converted to common shares at our election. For the 2010 redemptions, 719,000 units with fair value of $5.3 million were redeemed for cash at our election at an average price of $7.39 per unit, respectively.

Redeemable noncontrolling interests in our operating partnership as of December 31, 2012 and 2011 were $151.2 million and $112.8 million, which represented ownership of 12.92% and 11.43% in our operating partnership, respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2012 and 2011 had adjustments of $110.0 million and $66.4 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. The carrying value of the redeemable noncontrolling interests at December 31, 2012 and 2011 also reflected reclassifications of $1.8 million and $6.7 million, respectively to equity of the historical accumulated costs of unvested LTIP units. For 2012, 2011 and 2010, we allocated net loss of $9.3 million, $2.8 million and $8.4 million to these redeemable noncontrolling interests, respectively. We declared cash distributions to operating partnership units of $9.1 million and $7.8 million for the years ended December 31, 2012 and 2011, respectively. No distributions were made for the year ended December 31, 2010. A summary of the activity of the operating partnership units is as follow (in thousands):

	Year Ended December 31,
	2012	2011	2010
Units outstanding at beginning of year	16,317	14,195	14,283
Units issued	1,294	2,222	1,086
Units redeemed for cash of $5,314 in 2010	—	—	(719)
Units converted to common shares	—	(100)	(455)
Units outstanding at end of year	17,611	16,317	14,195
Units convertible/redeemable at end of year	14,305	12,895	12,475

16.Equity
At-the-Market Preferred Stock Offering – In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million. The ATM program remains in effect until such time that either party elects to terminate or the share or dollar threshholds are reached. On March 2, 2012, we commenced issuances of preferred stock and during the first two quarters of the year ended December 31, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. The aggregate proceeds, net of commissions and other expenses, were $16.0 million for the year ended December 31, 2012.
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
At December 31, 2012 and 2011, there were 124.9 million shares of common stock issued, and 68.2 million and 68.0 million shares outstanding, respectively.
Potential Sale of Common Shares – In February 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) in which YA Global agreed to purchase up to $50.0 million of newly issued shares of our common stock. The SEDA terminated on February 24, 2013. No shares were issued pursuant to the SEDA.
In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold during 2012, 2011 or 2010. Proceeds from the ATM program, to the extent the program is utilized, are expected to be used for general corporate purposes including investments and reduction of debt. The ATM program remains in effect until such time that either party elects to terminate or the $50 million cap is reached.
Stock Repurchases – Beginning in November 2007, our Board of Directors has authorized management to purchase our common shares from time to time on the open market and in December 2008, we completed all of the $125.0 million repurchases authorized in 2007 and 2008. In January 2009, the Board of Directors approved an additional $200.0 million authorization under the same repurchase plan (excluding fees, commissions and all other ancillary expenses) and expanded the plan to include: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/

or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. In February 2010, the Board of Directors expanded the repurchase program further to include the potential repurchase of units of our operating partnership. As of June 2010, we ceased all repurchases under this plan indefinitely. In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in our repurchase plan authority from $58.4 million to $200.0 million (excluding fees, commissions and all other ancillary expenses). Under this plan, the board has authorized: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and/or (ii) discounted purchases of our outstanding debt obligations, including debt secured by our hotel assets. We intend to fund any repurchases or discounted debt purchases with the net proceeds from asset sales, cash flow from operations, existing cash on the balance sheet, and other sources. For the years ended December 31, 2012 and 2011, no shares of our common or preferred stock have been repurchased under the share repurchase program since its reinstatement.

Total shares repurchased on the open market are summarized as follows (in thousands, except per share amounts):

Year Ended December 31, 2010
	Total Number of Shares	Aggregate Purchase Price	Average Price Per Share
Common Stock	7,158	$45,087	$6.30
Series A Preferred	—	$—	$—
Series D Preferred	—	$—	$—

In addition, we acquired 55,005 shares, 33,406 shares and 47,403 shares of our common stock in 2012, 2011 and 2010, respectively, to satisfy employees’ statutory minimum federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan. Included in the 56.7 million and 56.9 million shares of treasury stock at December 31, 2012 and 2011, were 853,000 shares previously purchased under a deferred compensation plan that will be settled in our shares.
Preferred Stock – In accordance with Ashford’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series A cumulative preferred stock, Series D cumulative preferred stock, and Series E cumulative preferred stock.
Series A Preferred Stock. At December 31, 2012 and 2011, we had 1.7 million and 1.5 million outstanding shares of 8.55% Series A cumulative preferred stock, respectively. Series A preferred stock has no maturity date, and we are not required to redeem these shares at any time. After September 22, 2009, Series A preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, Series A preferred stock holders have no voting rights.
Series D Preferred Stock. In September 2010, we completed the offering of 3.3 million shares of our 8.45% Series D Cumulative Preferred Stock at a gross price of $23.178 per share, and we received net proceeds of $72.2 million after underwriting fees and other costs and an accrued dividend of $1.6 million. The proceeds from the offering, together with some corporate funds, were used to pay down $80.0 million of our senior credit facility. At December 31, 2012 and 2011, we had 9.5 million and 9.0 million shares of Series D preferred stock outstanding, respectively. Series D preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to July 18, 2012, Series D preferred stock was not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event the Series D stock ceases to be listed on an exchange and we cease to be subject to the reporting requirements of the Securities Exchange Act, as described in Ashford’s charter. However, on and after July 18, 2012, Series D preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1125 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D preferred stock holders have no voting rights.
Series E Preferred Stock. In April 2011, we completed the offering of 3.35 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of our 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $80.8 million after underwriting fees. Of the net proceeds from the offering,

$73.0 million was used to redeem 5.9 million shares of the total 7.3 million shares of our Series B-1 convertible preferred stock outstanding. The remaining proceeds were used for other general corporate purposes. In May 2011, the remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock.
In October 2011, we issued and sold an additional 1.3 million shares of our 9.00% Series E Cumulative Preferred Stock at a price of $23.47 per share, in an underwritten public offering pursuant to an effective registration statement. We received net proceeds of $28.9 million after underwriting fees. The proceeds from the offering were used for general corporate purposes, including, without limitation, repayment of debt or other maturing obligations, financing future hotel related investments, capital expenditures and working capital. A portion of the proceeds may also be used for repurchasing shares of our common stock under our existing repurchase program. At December 31, 2012 and 2011, we had 4.6 million shares of of Series E preferred stock outstanding. The Series E preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to April 18, 2016, Series E preferred stock is not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event a change of control occurs. If we choose not to redeem the Series E shares upon a change of control, each holder of Series E preferred stock can convert their shares into shares of our common stock based on a formula specified in the agreement. However, on and after April 18, 2016, Series E preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series E preferred stock quarterly dividends are set at the rate of 9.00% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.25 per share). In general, Series E preferred stock holders have no voting rights.
Dividends – A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Common stock related:
Common shares	$29,993	$25,652	$—
Preferred stocks:
Series A preferred stock	3,516	3,180	3,180
Series D preferred stock	19,869	18,940	13,871
Series E preferred stock	10,417	6,019	—
Total dividends declared	$63,795	$53,791	$17,051

Noncontrolling Interests in Consolidated Joint Ventures – Noncontrolling joint venture partners had ownership interests ranging from 15% to 25% in four hotel properties at December 31, 2012, with total carrying value of $15.4 million, and 15% to 25% in four hotel properties at December 31, 2011, with total carrying value of $16.4 million. Through December 1, 2011, the hotel property held by a joint venture in which we previously had an ownership interest of 89% was leased on a triple-net lease basis to a third-party tenant. Rental income from this operating lease is included in the consolidated results of operations for the period from January 1, 2010 through December 1, 2011. Effective December 2, 2011, we acquired the remaining 11% ownership interest from our joint venture partner at no cost to us. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations since December 2, 2011. We recognized a gain of $9.7 million for this transaction, consisting of the assignment of an $8.1 million note receivable and an agreement to retain $1.6 million of security deposits that were originally refundable, which is included in “Other income” in the consolidated statements of operations. Income (loss) from consolidated joint ventures attributable to these noncontrolling interests was $868,000, $610,000 and $(1.7) million for 2012, 2011 and 2010, respectively.

17.Impairment Charges

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

Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by the Four Seasons hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. We discontinued recording interest on this note beginning in October 2008. In 2009, we recorded an impairment charge to fully reserve this note receivable. In May 2010, the senior mortgage lender foreclosed on the loan. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at December 31, 2012 and 2011.
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
In June 2009, Extended Stay Hotels, LLC (“ESH”), the issuer of our $164 million principal balance mezzanine loan receivable secured by 681 hotels with initial maturity in June 2009, filed for Chapter 11 bankruptcy protection from its creditors. This mezzanine loan was originally purchased for $98.4 million. At the time of ESH’s bankruptcy filing, a discount of $11.4 million had been amortized to increase the carrying value of the note to $109.4 million. We anticipated that ESH, through its bankruptcy filing, would attempt to impose a plan of reorganization which could extinguish our investment. Accordingly, we recorded a valuation allowance of $109.4 million in earnings for the full amount of the book value of the note. In October 2010, the ESH bankruptcy proceedings were completed and settled with new owners. The full amount of the valuation allowance was charged off in 2010. In 2012, a valuation adjustment of $5.0 million on the previously impaired note was credited to impairment charges as a result of proceeds received from a confidential settlement.
In May 2010, the mezzanine loan with a principal balance of $7.0 million secured by the Le Meridien hotel property in Dallas, Texas was settled with a cash payment of $1.1 million. The loan was fully reserved in 2009 as the borrower ceased making debt service payments on the loan. As a result of the settlement, the $1.1 million was recorded as a credit to impairment charges in 2010 in accordance with authoritative accounting guidance for impaired loans.

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
The following table summarizes the changes in allowance for losses for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance at beginning of period	$8,711	$16,875	$148,679
Impairment charges	—	—	8,691
Valuation adjustments (credits to impairment charges)	(378)	(4,841)	(2,216)
Charge-offs	—	(3,323)	(138,279)
Balance at end of period	$8,333	$8,711	$16,875
Discontinued Operations – As fully discussed in Note 6, we recorded impairment charges on hotel properties included in discontinued operations of $4.1 million, $6.2 million and $75.6 million in 2012, 2011 and 2010, respectively, to write down those properties to their estimated fair values less cost to sell.

18.Stock-Based Compensation
Under the 2011 Restated 2003 Stock Incentive Plan approved by shareholders, we are authorized to grant 7.8 million restricted shares of our common stock as incentive stock awards. In 2011, shareholders approved the 2011 Stock Incentive Plan in the annual shareholders meeting, under which we are authorized to grant 5.8 million restricted shares as incentive stock awards. At December 31, 2012, 3.2 million shares were available for future issuance under these plans. A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2012		2011		2010
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	900	$6.14	1,387	$4.91	1,589	$4.60
Restricted shares granted	204	$8.87	285	$11.39	468	$7.08
Restricted shares vested	(586)	$4.44	(761)	$5.82	(655)	$5.72
Restricted shares forfeited	(31)	$9.13	(11)	$7.88	(15)	$4.51
Outstanding at end of year	487	$9.15	900	$6.14	1,387	$4.91

At December 31, 2012, the outstanding restricted stock had vesting schedules between January 2013 and January 2016. Stock-based compensation expense of $2.7 million, $3.2 million and $4.1 million was recognized for the years ended December 31, 2012, 2011 and 2010, respectively. The restricted stock vested during 2012 had a fair value of $5.3 million at the date of vesting. At December 31, 2012, the unamortized cost of the unvested shares of restricted stock was $2.7 million which will be amortized over a period of 3.0 years. The outstanding restricted shares had an aggregate intrinsic value of $5.1 million.

19.Employee Benefit Plans
In December 2008, management made a decision to suspend, effective January 1, 2009, the company match for all the benefit plans described below, unvested past matches will continue to vest in accordance with the terms of the plans. In December 2009, management announced the resumption of the company match for all the benefit plans effective January 1, 2010.
401(k) Plan – Effective January 1, 2006, we established our 401(k) Plan, a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute subject to IRS imposed limitations, to various investment funds. We make matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. Participant contributions vest immediately whereas company matches vest 25% annually. For the years ended December 31, 2012, 2011 and 2010, we incurred matching expense of $211,000, $202,000, and $162,000, respectively.
Employee Savings and Incentive Plan (ESIP) – Our ESIP, a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. We match 25% of the first 10% each employee contributes. Matches are only made for employees not participating in the 401(k) Plan. Employee contributions vest immediately whereas company contributions vest 25% annually. For the years ended December 31, 2012, 2011 and 2010, we incurred matching expenses of $4,000, $5,000 and $4,000, respectively.
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

20.Income Taxes
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
At December 31, 2012, all of our 94 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income of $31.5 million, $18.8 million and $21.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table reconciles the income tax expense at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax expense at federal statutory income tax rate of 35%	$(11,508)	$(8,723)	$(8,507)
State income tax expense, net of federal income tax benefit	(2,710)	(1,278)	(1,228)
Permanent differences	(607)	(142)	(130)
State and local income tax (expense) benefit on pass-through entity subsidiaries	10	(114)	825
Gross receipts and margin taxes	(749)	40	(537)
Interest and penalties	(18)	(9)	(32)
Valuation allowance	13,207	8,606	9,764
Income tax (expense) benefit for income from continuing operations	(2,375)	(1,620)	155
Income tax (expense) benefit for income from discontinued operations	23	(85)	(22)
Total income tax (expense) benefit	$(2,352)	$(1,705)	$133
The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(1,537)	$(579)	$(100)
State	(757)	(165)	(656)
Total current	(2,294)	(744)	(756)
Deferred:
Federal	7	(708)	85
State	(88)	(168)	826
Total deferred	(81)	(876)	911
Total income tax (expense) benefit	$(2,375)	$(1,620)	$155

For the years ended December 31, 2012, 2011 and 2010 income tax expense includes interest and penalties paid to taxing authorities of $18,000, $9,000 and $32,000, respectively. At December 31, 2012 and 2011, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.
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

Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe that the authoritative accounting guidance related to income taxes applies to the Texas Margin Tax. We were required to record an income tax provision for the Texas Margin Tax of $749,000, $73,000 and $574,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012 and 2011, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2012	2011
Allowance for doubtful accounts	$103	$85
Unearned income	312	155
Unfavorable management contract liability	4,338	5,431
Federal and state net operating losses	43,571	53,829
Accrued expenses	1,844	2,125
Prepaid expenses	(5,460)	(5,783)
Accrued revenue	(211)	—
Interest expense carryforwards	—	3,545
Tax property basis less than book basis	(2,235)	(2,704)
Tax derivatives basis greater than book basis	2,035	540
Other	347	129
Deferred tax asset	44,644	57,352
Valuation allowance	(45,398)	(58,081)
Net deferred tax liability	$(754)	$(729)

At December 31, 2012 and 2011, we recorded a valuation allowance of $45.4 million and $58.1 million, respectively, to substantially offset our deferred tax asset. As a result of consolidated losses in 2012, 2011 and 2010, and the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our deferred tax asset will not be realized, and therefore, have provided a valuation allowance to substantially reserve against the balances. At December 31, 2012, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $111.4 million, which begin to expire in 2022, and are available to offset future taxable income, if any, through 2032. Approximately $14.2 million of the $111.4 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use. At December 31, 2012, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $266.9 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2032. The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$58,081	$65,249	$73,633
Additions charged to other	4,481	19,255	3,786
Deductions	(17,164)	(26,423)	(12,170)
Balance at end of year	$45,398	$58,081	$65,249

21.Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Loss attributable to common shareholders – Basic and diluted:
Income (loss) from continuing operations attributable to the Company	$(50,570)	$9,948	$(21,238)
Less: Dividends on preferred stocks	(33,802)	(46,876)	(21,194)
Less: Dividends on common stock	(29,724)	(25,266)	—
Less: Dividends on unvested restricted shares	(269)	(386)	—
Undistributed loss from continuing operations allocated to common shareholders	(114,365)	(62,580)	(42,432)
Add back: Dividends on common stock	29,724	25,266	—
Distributed and undistributed loss from continuing operations - basic and diluted	$(84,641)	$(37,314)	$(42,432)

Loss from discontinued operations allocated to common shareholders:
Loss from discontinued operations attributable to the Company	$(3,210)	$(7,839)	$(30,502)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	67,533	61,954	51,159

Loss per share – basic and diluted:
Loss from continuing operations allocated to common shareholders per share	$(1.25)	$(0.60)	$(0.83)
Loss from discontinued operations allocated to common shareholders per share	(0.05)	(0.13)	(0.60)
Net loss allocated to common shareholders per share	$(1.30)	$(0.73)	$(1.43)

Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2012	2011	2010
Loss from continuing operations allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$269	$386	$—
Loss attributable to redeemable noncontrolling interests in operating partnership	(8,854)	(1,764)	(3,082)
Dividends to Series B-1 Preferred Stock	—	18,737	4,143
Total	$(8,585)	$17,359	$1,061
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	195	563	789
Effect of assumed conversion of operating partnership units	17,353	15,571	14,470
Effect of assumed conversion of Series B-1 Preferred Stock	—	2,509	7,414
Total	17,548	18,643	22,673

22.Segment Reporting
We operate in two business segments within the hotel lodging industry: direct hotel investments and hotel financing. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. Hotel financing refers to owning subordinate hotel-related mortgages through acquisition or origination. We do not allocate corporate-level accounts to our operating segments, including transaction acquisition and contract termination costs, corporate general and administrative expenses, non-operating interest income, interest expense, amortization of loan costs, write-off of premiums, loan costs and exit fees, unrealized income (loss) on investments and derivatives, and income tax expense/benefit.

Financial information related to our reportable segments is as follows (in thousands).

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Year Ended December 31, 2012:
Total revenues	$922,606	$—	$—	$922,606
Total hotel expenses	590,340	—	—	590,340
Property taxes, insurance and other	44,903	—	—	44,903
Depreciation and amortization	133,979	—	—	133,979
Impairment charges	—	(5,349)	—	(5,349)
Gain on insurance settlement	(91)	—	—	(91)
Corporate general and administrative	—	—	44,050	44,050
Total expenses	769,131	(5,349)	44,050	807,832
Operating income (loss)	153,475	5,349	(44,050)	114,774
Equity in loss of unconsolidated joint venture	(20,833)	—	—	(20,833)
Interest income	—	—	125	125
Other income	—	—	31,700	31,700
Interest expense and amortization of loan costs	—	—	(144,796)	(144,796)
Write-off of premiums, loan costs and exit fees	—	—	(3,998)	(3,998)
Unrealized gain on investments	—	—	2,502	2,502
Unrealized loss on derivatives	—	—	(35,657)	(35,657)
Income (loss) from continuing operations before income taxes	132,642	5,349	(194,174)	(56,183)
Income tax expense	—	—	(2,375)	(2,375)
Income (loss) from continuing operations	$132,642	$5,349	$(196,549)	$(58,558)
As of December 31, 2012:
Total assets	$3,197,695	$3,701	$263,333	$3,464,729

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Year Ended December 31, 2011:
Total revenues	$859,978	$—	$—	$859,978
Total hotel expenses	552,933	—	—	552,933
Property taxes, insurance and other	45,085	—	—	45,085
Depreciation and amortization	131,243	—	—	131,243
Impairment charges	—	(4,841)	—	(4,841)
Gain on insurance settlement	(2,035)	—	—	(2,035)
Transaction acquisition and contract termination costs	—	—	(793)	(793)
Corporate general and administrative	—	—	44,522	44,522
Total expenses	727,226	(4,841)	43,729	766,114
Operating income (loss)	132,752	4,841	(43,729)	93,864
Equity in earnings of unconsolidated joint ventures	14,528	—	—	14,528
Interest income	—	—	85	85
Other income	—	30,000	79,524	109,524
Interest expense and amortization of loan costs	—	—	(137,212)	(137,212)
Write-off of premiums, loan costs and exit fees	—	—	(729)	(729)
Unrealized loss on investments	—	—	(391)	(391)
Unrealized loss on derivatives	—	—	(70,286)	(70,286)
Income (loss) from continuing operations before income taxes	147,280	34,841	(172,738)	9,383
Income tax expense	—	—	(1,620)	(1,620)
Income (loss) from continuing operations	$147,280	$34,841	$(174,358)	$7,763
As of December 31, 2011:
Total assets	$3,366,107	$3,610	$220,009	$3,589,726
Year ended December 31, 2010:
Total revenues	$807,550	$1,378	$—	$808,928
Total hotel expenses	527,186	—	—	527,186
Property taxes, insurance and other	46,931	—	—	46,931
Depreciation and amortization	128,917	—	—	128,917
Impairment charges	—	6,501	—	6,501
Transaction acquisition and contract termination costs	—	—	7,001	7,001
Corporate general and administrative	—	—	30,619	30,619
Total expenses	703,034	6,501	37,620	747,155
Operating income (loss)	104,516	(5,123)	(37,620)	61,773
Equity in loss of unconsolidated joint ventures	—	(20,265)	—	(20,265)
Interest income	—	—	283	283
Other income	—	—	62,826	62,826
Interest expense and amortization of loan costs	—	—	(139,288)	(139,288)
Write-off of premiums, loan costs and exit fees	—	—	(3,893)	(3,893)
Unrealized gain on derivatives	—	—	12,284	12,284
Income (loss) from continuing operations before income taxes	104,516	(25,388)	(105,408)	(26,280)
Income tax benefit	—	—	155	155
Income (loss) from continuing operations	$104,516	$(25,388)	$(105,253)	$(26,125)

As of December 31, 2012 and 2011, all of our hotel properties were domestically located and all hotel properties securing our notes receivable were also domestically located.

23.Related Party Transactions
We have management agreements with parties owned by our Chairman and Chief Executive Officer and our Chairman Emeritus. Under the agreements, we pay the related party a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) other general and administrative expense reimbursements, approved by our independent directors, including rent, payroll, office supplies, travel, and accounting. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
At December 31, 2012, the related party managed 44 of our 94 hotels and the WorldQuest condominium properties included in continuing operations and incurred the following fees related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2012	2011	2010
Property management fees, including incentive property management fees	$13,947	$12,693	$11,252
Market service fees	7,624	6,638	5,798
Corporate general and administrative expense reimbursements	4,075	4,281	4,665
Total	$25,646	$23,612	$21,715

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
Upon formation, we also agreed to indemnify certain related parties, including our Chairman and Chief Executive Officer and our Chairman Emeritus, who contributed hotel properties in connection with our initial public offering in exchange for operating partnership units, against the income tax such related parties may incur if we dispose of one or more of those contributed properties under the terms of the agreement.
In addition, at December 31, 2012, the related party also managed 21 of the 28 hotels held by the PIM Highland JV in return for a base management fee of 3% of gross revenues, and an incentive management fee equal to the lesser of 1% of gross revenues or the amount by which Actual House Profit exceeds House Profit set forth in the Annual Operating Budget, as defined. During 2012 and 2011, the related party received from PIM Highland JV base management fees of $7.6 million and $4.8 million, respectively, $1.7 million and $1.1 million , respectively of incentive management fees, $3.6 million and $1.6 million of market service fees, respectively, including purchasing, design and construction management, and $1.6 million and $1.2 million, respectively, of corporate general and administrative expense reimbursements.

24.Concentration of Risk
Our investments are all concentrated within the hotel industry. Our investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, and invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of our hotels are located domestically. During 2012, approximately 17.8% of our total hotel revenue was generated from 11 hotels located in the Washington D.C. and Baltimore areas. In addition, all hotels securing our loans receivable are also located domestically at December 31, 2012. Our remaining mezzanine loan is collateralized by income-producing real property. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to shareholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, U.S. government treasury bill holdings, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2012, our exposure risk related to our derivative contracts totaled $6.4 million and the counterparties are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $165.0 million available under our credit facility is spread among a diversified group of six investment grade financial institutions in accordance with each institution's commitment. Additionally, our cash and cash equivalents included $90.0 million in U.S. treasury bills.

25.Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Total revenue	$217,055	$240,777	$224,196	$240,578	$922,606
Total operating expenses	$195,207	$205,264	$193,974	$213,387	$807,832
Operating income	$21,848	$35,513	$30,222	$27,191	$114,774
Loss from continuing operations	$(24,719)	$(1,220)	$(15,620)	$(16,999)	$(58,558)
Loss from continuing operations attributable to the Company	$(21,338)	$(708)	$(13,036)	$(15,488)	$(50,570)
Loss from continuing operations attributable to common shareholders	$(29,669)	$(9,198)	$(21,526)	$(23,979)	$(84,372)
Diluted loss from continuing operations attributable to common shareholders per share	$(0.44)	$(0.14)	$(0.32)	$(0.36)	$(1.25)
Weighted average diluted common shares	67,152	67,639	67,659	67,670	67,533
2011
Total revenue	$203,998	$221,308	$208,131	$226,541	$859,978
Total operating expenses	$186,169	$185,571	$189,000	$205,374	$766,114
Operating income	$17,829	$35,737	$19,131	$21,167	$93,864
Income (loss) from continuing operations	$41,883	$(837)	$(22,817)	$(10,466)	$7,763
Income (loss) from continuing operations attributable to the Company	$36,984	$1,317	$(19,296)	$(9,057)	$9,948
Income (loss) from continuing operations attributable to common shareholders	$30,429	$(23,454)	$(26,711)	$(17,192)	$(36,928)
Diluted income (loss) from continuing operations attributable to common shareholders per share	$0.45	$(0.40)	$(0.40)	$(0.26)	$(0.60)
Weighted average diluted common shares	79,330	59,482	66,801	67,132	61,954
 _________________________

Note:
Quarterly amounts for the first three quarters of 2012 and 2011 are different from the previous Forms 10-Q filed for the quarters ended March 31, 2012, June 30, 2012 and September 31, 2012 due to a reclassification of hotel properties during the fourth quarter of 2012 to discontinued operations.

26.Pro Forma Financial Information
As discussed in Note 5, on March 10, 2011, we and PREI formed the PIM Highland JV to take ownership of the Highland Hospitality Portfolio through a debt restructuring and consensual foreclosure. At closing, we invested $150.0 million and PREI invested $50.0 million to fund capital expenditures and to reduce debt. We own 71.74% of the joint venture and PREI owns the remaining 28.26%.
The following unaudited pro forma statements of operations for the years ended December 31, 2011 and 2010 are based on our historical consolidated financial statements adjusted to give effect to the completion of the acquisition of the Highland Hospitality Portfolio as if the transaction had occurred at January 1, 2010 and January 1, 2011. The unaudited pro forma financial information is prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition transaction occurred on the date indicated or what may result in the future (in thousands, except per share amounts).

	Year Ended December 31, 2011				Year Ended December 31, 2010
	As Reported	Pro Forma Adjustments		Pro Forma Adjusted	As Reported	Pro Forma Adjustments		Pro Forma Adjusted
		(Unaudited)				(Unaudited)
Hotel revenue	$859,616	$—		$859,616	$807,125	$—		$807,125
Other revenue	362	—		362	1,803	—		1,803
Total revenue	859,978	—		859,978	808,928	—		808,928
Hotel expenses	552,933	—		552,933	527,186	—		527,186
Property taxes, insurance and other	45,085	—		45,085	46,931	—		46,931
Depreciation and amortization	131,243	—		131,243	128,917	—		128,917
Impairment charges	(4,841)	—		(4,841)	6,501	—		6,501
Gain on insurance settlement	(2,035)	—		(2,035)	—	—		—
Transaction acquisition and contract termination costs	(793)	1,092	(1)	299	7,001	(1,352)	(1)	5,649
Corporate general and administrative and other	44,522	—		44,522	30,619	—		30,619
Total expenses	766,114	1,092		767,206	747,155	(1,352)		745,803
Operating income (loss)	93,864	(1,092)		92,772	61,773	1,352		63,125
Equity in earnings (loss) of unconsolidated joint ventures	14,528	(44,256)	(2)(3)	(29,728)	(20,265)	(29,350)	(2)	(49,615)
Interest and other income	109,609	—		109,609	63,109	—		63,109
Interest expense and amortization of loan costs and write-off of premiums, loan costs and exit fees	(137,941)	—		(137,941)	(143,181)	—		(143,181)
Unrealized loss on investments	(391)	—		(391)	—	—		—
Unrealized gain (loss) on derivatives	(70,286)	—		(70,286)	12,284	—		12,284
Income tax (expense) benefit	(1,620)	—		(1,620)	155	—		155
Income (loss) from continuing operations	7,763	(45,348)		(37,585)	(26,125)	(27,998)		(54,123)
(Income) loss from continuing operating attributable to noncontrolling interests	2,185	3,516	(4)	5,701	4,887	4,301	(4)	9,188
Income (loss) from continuing operations attributable to the Company	9,948	(41,832)		(31,884)	(21,238)	(23,697)		(44,935)
Preferred dividends	(46,876)	—		(46,876)	(21,194)	—		(21,194)
Loss from continuing operations available to common shareholders	$(36,928)	$(41,832)		$(78,760)	$(42,432)	$(23,697)		$(66,129)
Loss from continuing operations per share – basic and diluted	$(0.60)			$(1.27)	$(0.83)			$(1.29)
Weighted average number of shares outstanding – basic and diluted	61,954			61,954	51,159			51,159
 _________________________
(1)  To eliminate transaction (costs) credits recorded in our consolidated financial statements.
(2)  To reflect our 71.74% loss in PIM Highland JV that owns the Highland Hospitality Portfolio, which is calculated as follows:

Historical net income (loss) of Highland Hospitality Portfolio	$37,287	$(76,213)
Pro forma adjustments:
Additional hotel operating results for the period from January 1, 2011 through March 10, 2011	11,981	—
Additional interest related to assumed debt at higher rates	(10,645)	(19,597)
Amortization of loan costs incurred from assuming debt	(837)	(4,648)
Additional depreciation expense based on the fair value of the hotel properties at acquisition and the useful lives under our accounting policies	(11,702)	(15,728)
Additional corporate general and administrative expense for the period from January 1, 2011 through March 10, 2011	(565)	—
Removal of impairment charges recorded	—	77,657
Removal of gain recognized at acquisition	(82,144)	—
Removal of transaction acquisition costs	17,554	—
Additional income taxes	(95)	—
Pro forma adjusted net loss	$(39,166)	$(38,529)
Our portion of pro forma adjusted net loss based on hypothetical liquidation book value	$(29,728)	$(29,272)
Reversal of equity earnings recorded	(14,528)	(78)
Net adjustments	$(44,256)	$(29,350)
(3)  The equity loss in unconsolidated joint ventures does not include $17.6 million of closing costs incurred by PIM Highland JV.
(4)  To reflect our portion of pro forma loss in PIM Highland JV that is attributable to noncontrolling interests.

27.Subsequent Events (Unaudited)
Effective January 18, 2013, Mr. Archie Bennett retired from his position as Chairman of the Board of Directors of the Company. In connection with his retirement, the Non-Compete/Services Agreement between Mr. Bennett and the Company will be terminated and replaced with a Chairman Emeritus Agreement to reflect Mr. Bennett’s new role with the Company. The Chairman Emeritus position will be an advisory position, and Mr. Bennett will not be a voting member of the Board nor will he be an executive officer of the Company. In recognition for his past service to the Company and in consideration for his continued service as Chairman Emeritus, the Company will pay Mr. Bennett a lifetime stipend of $700,000 per year. Mr. Bennett will remain eligible for all benefits currently available to him, including medical, dental, vision, pension, 401(k), accident, disability and life insurance as well as reimbursement for reasonable expenses incurred by him in connection with his service to the Company. Additionally, all of the unvested equity awards currently held by Mr. Bennett (or entities owned or controlled by him) will immediately become fully vested. The agreement will terminate on the death of Mr. Bennett or on such earlier date as he elects to terminate the agreement.
On February 26, 2013, we refinanced our $141.7 million loan due August 2013 with a $200.0 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey Pines in La Jolla, CA. We have a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above typical closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which will be added to our unrestricted cash balance.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2012, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ashford Hospitality Trust, Inc. and subsidiaries

We have audited Ashford Hospitality Trust, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ashford Hospitality Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements and financial statement schedules of Ashford Hospitality Trust, Inc. and subsidiaries and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 1, 2013

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officer, and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2013 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2013 Annual Meeting of Shareholders.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2013 Annual Meeting of Shareholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2013 Annual Meeting of Shareholders.

Item 14.Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2013 Annual Meeting of Shareholders.

PART IV

Item 15.Financial Statement Schedules and Exhibits

(a)	Financial Statements and Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 54 through 98 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedules are included herein on pages 103 through 107.
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
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 108 through 113.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President and Director	March 1, 2013
Douglas A. Kessler

/s/ DAVID J. KIMICHIK	Chief Financial Officer	March 1, 2013
David J. Kimichik

/s/ MARK L. NUNNELEY	Chief Accounting Officer	March 1, 2013
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	March 1, 2013
Benjamin J. Ansell, M.D.

/s/ THOMAS E. CALLAHAN	Director	March 1, 2013
Thomas E. Callahan

/s/ MARTIN L. EDELMAN	Director	March 1, 2013
Martin L. Edelman

/s/ KAMAL JAFARNIA	Director	March 1, 2013
Kamal Jafarnia

/s/ MICHAEL MURPHY	Director	March 1, 2013
Michael Murphy

/s/ PHILLIP S. PAYNE	Director	March 1, 2013
Philip S. Payne

/s/ ALAN L. TALLIS	Director	March 1, 2013
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$13,774	$1,204	$9,661	$193	$5,860	$1,397	$15,521	$16,918	$5,944	08/1998	—	(1),(2),(3)
Embassy Suites	Dallas, TX	8,141	1,878	8,907	238	5,770	2,116	14,677	16,793	5,745	12/1998	—	(1),(2),(3)
Embassy Suites	Herndon, VA	24,542	1,303	9,837	277	5,213	1,580	15,050	16,630	5,536	12/1998	—	(1),(2),(3)
Embassy Suites	Las Vegas, NV	31,002	3,307	16,952	397	5,532	3,704	22,484	26,188	8,749	05/1999	—	(1),(2),(3)
Embassy Suites	Syracuse, NY	12,155	2,839	9,778	—	4,956	2,839	14,734	17,573	4,523	—	10/2003	(1),(2),(3)
Embassy Suites	Flagstaff, AZ	11,321	1,267	4,278	—	5,178	1,267	9,456	10,723	2,883	—	10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	12,432	1,799	10,404	—	3,832	1,799	14,236	16,035	3,742	—	03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	17,648	3,277	13,950	—	5,771	3,277	19,721	22,998	6,784	—	03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	33,005	5,791	34,819	—	8,978	5,791	43,797	49,588	10,065	—	12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	29,122	7,452	25,334	—	6,975	7,452	32,309	39,761	7,669	—	12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	46,209	36,065	41,708	—	7,282	36,065	48,990	85,055	9,224	—	04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	51,273	11,110	60,049	—	5,191	11,110	65,240	76,350	11,167	—	04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	45,365	8,948	46,238	—	5,488	8,948	51,726	60,674	9,962	—	04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	15,614	5,674	21,593	—	2,878	5,674	24,471	30,145	4,668	—	04/2007	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	10,693	1,751	9,164	—	1,289	1,751	10,453	12,204	2,878	—	11/2003	(1),(2),(3)
Hilton	Ft. Worth, TX	22,911	4,539	13,922	—	10,595	4,539	24,517	29,056	7,525	—	03/2005	(1),(2),(3)
Hilton	Houston, TX	15,076	2,200	13,247	—	18,197	2,200	31,444	33,644	13,208	—	03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	18,639	2,991	13,907	—	6,848	2,991	20,755	23,746	5,935	—	03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	15,565	7,004	10,689	—	11,079	7,004	21,768	28,772	5,045	—	12/2006	(1),(2),(3)
Hilton	Bloomington, MN	54,361	5,685	59,139	—	6,313	5,685	65,452	71,137	12,462	—	04/2007	(1),(2),(3)
Hilton	Washington DC	79,688	45,720	111,469	—	29,770	45,720	141,239	186,959	31,504	—	04/2007	(1),(2),(3)
Hilton	La Jolla, CA	61,979	—	123,932	—	13,169	—	137,101	137,101	33,062	—	04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	52,539	12,917	92,006	—	13,440	12,917	105,446	118,363	18,126	—	04/2007	(1),(2),(3)
Homewood Suites	Mobile, AL	7,560	1,334	7,307	—	1,045	1,334	8,352	9,686	2,264	—	11/2003	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	3,345	697	3,808	—	1,105	697	4,913	5,610	1,572	—	11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	6,894	1,301	5,034	—	3,346	1,301	8,380	9,681	1,939	—	09/2004	(1),(2),(3)
Hampton Inn	Terre Haute, IN	8,935	700	7,520	—	1,270	700	8,790	9,490	2,165	—	09/2004	(1),(2),(3)
Hampton Inn	Buford, GA	7,523	1,168	5,338	—	548	1,168	5,886	7,054	1,381	—	07/2004	(1),(2),(3)
Marriott	Durham, NC	25,788	1,794	25,056	—	4,004	1,794	29,060	30,854	6,640	—	02/2006	(1),(2),(3)
Marriott	Arlington, VA	102,562	20,637	101,376	—	17,663	20,637	119,039	139,676	25,816	—	07/2006	(1),(2),(3)
Marriott	Seattle, WA	134,691	31,888	112,177	—	4,963	31,888	117,140	149,028	18,981	—	04/2007	(1),(2),(3)
Marriott	Bridgewater, NJ	74,825	5,059	90,245	—	5,334	5,059	95,579	100,638	17,183	—	04/2007	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott	Plano, TX	78,978	2,725	93,118	—	5,838	2,725	98,956	101,681	16,521	—	04/2007	(1),(2),(3)
Marriott	Dallas, TX	26,740	2,701	30,893	—	2,247	2,701	33,140	35,841	5,755	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	7,870	1,348	7,111	—	740	1,348	7,851	9,199	2,107	—	11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	13,650	2,502	13,206	—	1,101	2,502	14,307	16,809	3,516	—	05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	5,265	1,106	5,021	—	725	1,106	5,746	6,852	1,531	—	07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	7,734	1,132	6,089	—	1,846	1,132	7,935	9,067	1,796	—	07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Gaithersburg, MD	14,938	2,200	19,746	—	1,211	2,200	20,957	23,157	4,425	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Centerville, VA	8,717	1,806	11,712	—	1,136	1,806	12,848	14,654	2,824	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Charlotte, NC	5,987	1,235	6,818	—	2,165	1,235	8,983	10,218	1,978	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	5,132	1,090	3,991	—	2,218	1,090	6,209	7,299	1,420	—	06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Orlando, FL	29,986	8,620	27,699	—	1,859	8,620	29,558	38,178	4,779	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	21,755	5,726	21,187	—	2,788	5,726	23,975	29,701	3,781	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	19,850	3,210	24,578	—	3,090	3,210	27,668	30,878	4,420	—	04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Glen Allen, VA	15,171	2,045	15,802	—	2,261	2,045	18,063	20,108	2,998	—	04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	3,100	840	4,359	—	1,312	840	5,671	6,511	1,471	—	07/2004	(1),(2),(3)
Fairfield Inn by Marriott	Orlando, FL	15,810	6,507	9,895	—	1,918	6,507	11,813	18,320	2,100	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	11,873	900	10,741	—	691	900	11,432	12,332	2,693	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	5,964	673	4,804	—	733	673	5,537	6,210	1,389	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	14,168	1,352	12,266	—	2,758	1,352	15,024	16,376	3,538	—	09/2004	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	32,871	5,411	38,610	—	4,793	5,411	43,403	48,814	9,387	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	14,290	2,244	18,520	—	3,304	2,244	21,824	24,068	5,085	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	11,993	1,868	14,030	—	2,238	1,868	16,268	18,136	3,730	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Palm Desert, CA	10,786	2,722	11,995	—	1,979	2,722	13,974	16,696	2,873	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	13,337	2,447	16,005	—	1,843	2,447	17,848	20,295	3,560	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	10,289	2,244	12,345	—	2,210	2,244	14,555	16,799	3,206	—	06/2005	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	42,833	9,814	94,035	—	4,235	9,814	98,270	108,084	16,862	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Seattle, WA	59,263	17,194	46,767	—	3,527	17,194	50,294	67,488	7,945	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	68,025	22,653	72,734	—	3,161	22,653	75,895	98,548	12,813	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Orlando, FL	28,971	7,389	26,817	—	2,116	7,389	28,933	36,322	4,930	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	23,822	5,112	19,429	—	1,996	5,112	21,425	26,537	3,370	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AZ	22,870	3,700	22,134	—	2,053	3,700	24,187	27,887	3,929	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	19,540	2,115	22,360	—	2,473	2,115	24,833	26,948	3,929	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Edison, NJ	12,545	2,147	11,865	—	2,012	2,147	13,877	16,024	2,701	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	6,180	2,863	10,722	—	1,726	2,863	12,448	15,311	2,103	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	5,285	1,301	7,830	—	2,048	1,301	9,878	11,179	2,136	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	42,320	5,419	45,304	—	2,181	5,419	47,485	52,904	7,652	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	23,659	2,555	20,367	—	2,393	2,555	22,760	25,315	6,095	—	03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	6,659	960	5,972	—	628	960	6,600	7,560	1,671	—	09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	34,657	6,554	40,539	—	4,700	6,554	45,239	51,793	10,266	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	22,721	2,752	34,979	—	1,834	2,752	36,813	39,565	7,397	—	06/2005	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott Residence Inn	San Diego, CA	20,363	3,156	29,514	—	1,837	3,156	31,351	34,507	6,337	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	13,969	1,897	16,357	—	1,936	1,897	18,293	20,190	3,777	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Palm Desert, CA	11,166	3,280	10,463	—	2,955	3,280	13,418	16,698	2,563	—	06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	25,440	18,177	39,670	—	2,145	18,177	41,815	59,992	6,794	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Phoenix, AZ	22,976	4,100	23,187	—	1,184	4,100	24,371	28,471	3,983	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	14,649	2,045	16,869	—	1,213	2,045	18,082	20,127	2,965	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	11,037	3,272	11,705	—	965	3,272	12,670	15,942	2,154	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	—	1,462	8,717	—	953	1,462	9,670	11,132	2,300	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Atlanta, GA	15,813	1,901	16,749	—	1,760	1,901	18,509	20,410	3,199	—	04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	6,507	1,997	16,084	—	3,330	1,997	19,414	21,411	3,387	—	05/2007	(1),(2),(3)
TownePlace Suites by Marriott	Manhattan Beach, CA	20,078	4,805	17,543	—	1,675	4,805	19,218	24,023	3,491	—	04/2007	(1),(2),(3)
One Ocean	Atlantic Beach, FL	17,500	5,815	14,817	—	29,976	5,815	44,793	50,608	16,722	—	04/2004	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	18,244	2,037	12,424	—	5,645	2,037	18,069	20,106	5,329	—	07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	18,602	2,953	14,280	—	4,270	2,953	18,550	21,503	4,778	—	03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	25,936	3,100	22,040	—	10,677	3,100	32,717	35,817	8,255	—	03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	31,064	4,023	39,363	—	15,350	4,023	54,713	58,736	14,899	—	12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	25,628	7,294	36,382	—	9,414	7,294	45,796	53,090	8,571	—	12/2006	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	43,575	4,805	50,820	—	9,308	4,805	60,128	64,933	13,183	—	04/2007	(1),(2),(3)
Crowne Plaza	Beverly Hills, CA	30,509	6,510	22,061	—	4,235	6,510	26,296	32,806	6,206	—	03/2005	(1),(2),(3)
Crowne Plaza	Key West, FL	28,010	—	27,513	—	10,200	—	37,713	37,713	8,405	—	03/2005	(1),(2),(3)
Annapolis Inn	Annapolis, MD	12,211	3,028	7,833	—	4,150	3,028	11,983	15,011	3,273	—	03/2005	(1),(2),(3)
Renaissance	Tampa, FL	45,352	—	69,185	—	2,140	—	71,325	71,325	11,342	—	04/2007	(1),(2),(3)
WorldQuest Resort	Orlando, FL	—	1,432	10,361	(15)	912	1,417	11,273	12,690	898	—	03/2011	(1),(2),(3)
Construction in Progress	Dallas, TX	—	—	—	—	4,709	—	4,709	4,709	—	—	—	—
Total		$2,339,410	$483,570	$2,575,176	$1,090	$449,908	$484,660	$3,025,084	$3,509,744	$637,840
_________________________
(1) Estimated useful life for buildings is 39 years.
(2) Estimated useful life for building improvements is 7.5 years.
(3) Estimated useful life for furniture and fixtures is 3 to 5 years.

	Year Ended December 31,
	2012	2011	2010
Investment in Real Estate:
Beginning balance	$3,560,198	$3,649,582	$3,925,287
Additions	81,083	83,288	58,528
Reclassification	—	3,368	(184,328)
Impairment/write-offs	(95,713)	(163,045)	(80,481)
Sales/disposals	(35,824)	(12,995)	(69,424)
Ending balance	3,509,744	3,560,198	3,649,582
Accumulated Depreciation:
Beginning balance	602,749	626,433	542,274
Depreciation expense	135,850	133,316	144,666
Reclassification	—	2,165	(29,280)
Impairment/write-offs	(91,594)	(156,808)	(17,829)
Sales/disposals	(9,165)	(2,357)	(13,398)
Ending balance	637,840	602,749	626,433
Investment in Real Estate, net	$2,871,904	$2,957,449	$3,023,149

SCHEDULE IV — MORTGAGE LOANS AND INTEREST EARNED ON REAL ESTATE
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
December 31, 2012
(in thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G
Description		Prior Liens	Balance at December 31, 2012	Delinquent Principal December 31, 2012	Being Foreclosed at December 31, 2012	Accrued Interest at December 31, 2012	Interest Income During the Year Ended December 31, 2012
Ritz Carlton	Key Biscayne, FL	—	11,566	—	—	—	—
Valuation allowance			(8,333)	—
Net carrying value			$3,233	$—

	Year Ended December 31,
	2012	2011	2010
Investment in Mortgage Loans:
Balance at January 1	$3,101	$20,870	$55,699
Principal payments	(246)	(22,610)	(28,284)
Amortization of discounts/deferred income	—	—	(44)
Valuation allowance adjustments	378	4,841	(6,501)
Balance at December 31	$3,233	$3,101	$20,870

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 12, 2010)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)
4.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.1.1 of Form 10-K, filed on February 28, 2012)
4.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1.2 of Form 10-K, filed on February 28, 2012)
4.2.1	Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)
4.2.2	Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)
4.3.1	Articles Supplementary for Series E Cumulative Preferred Stock, dated April 15, 2011 (incorporated by reference to Exhibit 3.6 to the Registrant’s Form 8-A, filed April 18, 2011)
4.3.2	Form of Certificate of Series E Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed April 18, 2011)
10.1*	Fourth Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership
10.2	Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)
10.3.1	Amended and Restated 2003 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.3.1 of Form 10-K, filed on February 28, 2012)
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

10.3.4	Form of LTIP Unit Award Agreement, (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K, dated March 27, 2008, for the event dated March 21, 2008)
10.4
Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 27, 2008, for the event dated March 21, 2008)

10.5.1
Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on March 27, 2008, for the event dated March 21, 2008)

10.5.2
Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.3
Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.5.9 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.4
Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on November 16, 2011)

10.5.5
Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on March 27, 2008, for the event dated March 21, 2008)

Exhibit	Description
10.5.6
Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.7
Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.5.10 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.8
Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc. and Douglas Kessler (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on November 16, 2011)

10.5.9
Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed on March 27, 2008, for the event dated March 21, 2008)

10.5.10
Amendment No. 1 to Employment Agreement, dated as of January 23, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.6 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.11
Amendment to Employment Agreement, dated as of September 3, 2009 and effective January 1, 2009, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.5.11 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.5.12
Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc. and David A. Brooks (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on November 16, 2011)

10.5.13
Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David J. Kimichik (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed on March 27, 2008, for the event dated March 21, 2008)

10.5.14
Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc. and David J. Kimichik (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on November 16, 2011)

10.6	Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003)
10.6.1	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS companies (incorporated by reference to Exhibit 10.6.1 of Form 10-K, filed on February 28, 2012)
10.6.2	Hotel Master Management Agreement between Remington Lodging & Hospitality, LLC and PHH TRS Corporation (incorporated by reference to Exhibit 10.6.2 of Form 10-K, filed on February 28, 2012)
10.7	Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)
10.10
Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)

10.11	Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)
10.12*	Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp.
10.13
Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13 of Form 10-K, filed on February 28, 2012)

10.13.1
Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.1 of Form 10-K, filed on February 28, 2012)

10.13.2	Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.2 of Form 10-K, filed on February 28, 2012)
10.13.3
Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.3 of Form 10-K, filed on February 28, 2012)

10.13.4
Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.4 of Form 10-K, filed on February 28, 2012)

10.13.5
Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.5 of Form 10-K, filed on February 28, 2012)

Exhibit	Description
10.13.6
Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.6 of Form 10-K, filed on February 28, 2012)

10.13.7
Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.7 of Form 10-K, filed on February 28, 2012)

10.13.8
Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.8 of Form 10-K, filed on February 28, 2012)

10.13.9
Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.9 of Form 10-K, filed on February 28, 2012)

10.14
Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.14 of Form 10-K, filed on February 28, 2012)

10.14.1
Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.14.1 of Form 10-K, filed on February 28, 2012)

10.14.2
Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.14.2 of Form 10-K, filed on February 28, 2012)

10.14.3
Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.14.3 of Form 10-K, filed on February 28, 2012)

10.14.4
Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.14.4 of Form 10-K, filed on February 28, 2012)

10.14.5
Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.14.5 of Form 10-K, filed on February 28, 2012)

10.21	Purchase and Sale Agreement, dated May 18, 2006, between the Registrant and EADS Associates Limited Partnership (incorporated by reference to Exhibit 10.21 of Form 10-K, filed on February 28, 2012)
10.23.1
Loan Agreement, dated December 7, 2006, between the Registrant and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.23.1 of Form 10-K, filed on February 28, 2012)

10.23.2	MIP Loan Extension Agreement, dated December 9, 2011, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.23.2 of Form 10-K, filed on February 28, 2012)
10.25.1.1
Mortgage Security Agreement, Assignment of Rents and Fixture Filing from Ashford Edison LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Courtyard Edison, Edison, New Jersey (incorporated by reference to Exhibit 10.25.4.3 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.25.1.1a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.3a to the Registrant’s Form 10-Q, filed on November 6, 2009)
10.25.1.2
Guaranty for Fixed-Rate Pool 1, executed as of April 11, 2007 by the Registrant, for the benefit of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25.4.6 to Form 10-Q, filed on November 6, 2009)

10.25.1.2a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.4.6a to the Registrant’s Form 10-Q, filed on November 6, 2009)
10.25.1.3
Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of Wells Fargo Bank, National Association, dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.11 of Form 10-K, filed on February 28, 2012)

10.25.1.4
Mezzanine 1 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.15 of Form 10-K, filed on February 28, 2012)

10.25.1.5
Mezzanine 2 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.16 of Form 10-K, filed on February 28, 2012)

10.25.1.6
Mezzanine 3 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.17 of Form 10-K, filed on February 28, 2012)

10.25.1.7
Mezzanine 4 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of GSRE III, Ltd. dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.18 of Form 10-K, filed on February 28, 2012)

Exhibit	Description
10.27
ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.27
ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.27
ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.27.1
Schedule to the Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1.1 to the Registrant’s Form 8-K/A, dated March 18, 2008, for the event dated March 13, 2008)

10.30.1
Confirmation of Amended and Restated Swap Transaction, dated November 4, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.7 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.30.2
Confirmation of Termination of Swap Transaction, dated November 4, 2010, related to the termination of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.8 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.30.3
Confirmation of Trade, dated November 19, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Credit Agricole Corporate and Investment Bank New York Branch as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.9 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.32
Release and Waiver Agreement, Dated March 31, 2011, by and between Ashford Hospitality Trust, Inc. and Mr. Alan Tallis, former Executive Vice President of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 6, 2011, for the event dated April 11, 2011)

10.33
Stock Repurchase Agreement, dated April 11, 2011, by and between Ashford Hospitality Trust, Inc. and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 11, 2011, for the event dated April 11, 2011)

10.34
Indemnity Agreement dated March 10, 2011, between the Registrant and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q, filed on May 10, 2011)

10.35
Credit Agreement, dated September 26, 2011, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., KeyBanc Capital Markets and KeyBank, National Association (incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K, filed on September 30, 2011)

10.35.1
First Amendment to Credit Agreement, dated February 21, 2012, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., KeyBanc Capital Markets, and KeyBank, National Association (incorporated by reference to Exhibit 10.36.1 of Form 10-Q, filed on May 8, 2012)

10.35.2*
Second Amendment to Credit Agreement, dated December 21, 2012, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., KeyBanc Capital Markets, and KeyBank, National Association

10.36.1
Amended and Restated Mezzanine 1 Loan Agreement, dated March 10, 2011, between HH Swap A LLC, HH Swap C LLC, HH Swap C-1 LLC, HH Swap D LLC, HH Swap F LLC, HH Swap F-1 LLC, HH Swap G LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.1 of Form 10-K, filed on February 28, 2012)

10.36.1.1*
Omnibus Agreement and Consent, dated December 17, 2012, by and among (i) American Equity Investment Life Insurance Company, Athene Annuity & Life Assurance Company, Newcastle CDO VIII 1, Limited, Newcastle CDO IX 1, Limited, Principal Life Insurance Company, (ii) HH SWAP A LLC, HH SWAP C LLC, HH SWAP C-1 LLC, HH SWAP D LLC, HH SWAP F LLC, HH SWAP F-1 LLC, and HH SWAP G LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP

10.36.1.2*
Consent Agreement, dated December 27, 2012, by and among (i) American Equity Investment Life Insurance Company, Athene Annuity & Life Assurance Company, Newcastle CDO VIII 1, Limited, Newcastle CDO IX 1, Limited, Principal Life Insurance Company, (ii) HH SWAP A LLC, HH SWAP C LLC, HH SWAP C-1 LLC, HH SWAP D LLC, HH SWAP F LLC, HH SWAP F-1 LLC, and HH SWAP G LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP

10.36.2
Amended and Restated Mezzanine 2 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, HH Mezz Borrower G-2 LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.2 of Form 10-K, filed on February 28, 2012)

Exhibit	Description
10.36.2.1*
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) Starwood Property Mortgage SUB-10-A, L.L.C., (ii) HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, and HH Mezz Borrower G-2 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP

10.36.2.2*
Consent Agreement dated December 27, 2012, by and among (i) Starwood Property Mortgage SUB-10-A, L.L.C., (ii) HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, and HH Mezz Borrower G-2 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP

10.36.3
Amended and Restated Mezzanine 3 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, HH Mezz Borrower G-3 LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.3 of Form 10-K, filed on February 28, 2012)

10.36.3.1*
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) LVS I SPE II LLC, (ii) HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, and HH Mezz Borrower G-3 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP

10.36.3.2*
Consent Agreement dated December 27, 2012, by and among (i) LVS I SPE II, LLC, (ii) HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, and HH Mezz Borrower G-3 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP

10.36.4
Amended and Restated Mezzanine 4 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, HH Mezz Borrower G-4 LLC, collectively as Borrower, and GSRE III, LTD, as Lender (incorporated by reference to Exhibit 10.35.4 of Form 10-K, filed on February 28, 2012)

10.36.4.1*
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) GSR3LP, LLC, (ii) HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, and HH Mezz Borrower G-4 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP

10.36.4.2*
Consent Agreement dated December, 2012, by and among (i) GSR3LP, LLC, (ii) HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, and HH Mezz Borrower G-4 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP

10.36.5
Amended and Restated Mortgage Loan Agreement, dated March 10, 2011, between Entities set forth on Schedule I and II, collectively as Borrower, and Wells Fargo Bank, National Association and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.5 of Form 10-K, filed on February 28, 2012)

12.0*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1*	Registrant’s Subsidiaries Listing as of December 31, 2012
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2012
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

The following materials from the Company’s Annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Equity;(iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
_________________________
*  Filed herewith.