Form 10-Q
period 2013-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2013-05-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	68,300,605
(Class)	Outstanding at May 8, 2013

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets	(Unaudited)
Cash and cash equivalents	$209,982	$185,935
Marketable securities	27,769	23,620
Total cash, cash equivalents and marketable securities	237,751	209,555
Investment in hotel properties, net	2,857,538	2,872,304
Restricted cash	78,896	84,786
Accounts receivable, net of allowance of $290 and $265, respectively	34,627	35,116
Inventories	2,141	2,111
Notes receivable, net of allowance of $8,237 and $8,333, respectively	11,367	11,331
Investment in unconsolidated joint ventures	151,806	158,694
Deferred costs, net	16,073	17,194
Prepaid expenses	11,884	10,145
Derivative assets, net	237	6,391
Other assets	7,118	4,594
Intangible asset, net	2,698	2,721
Due from affiliates	1,884	1,168
Due from third-party hotel managers	57,670	48,619
Total assets	$3,471,690	$3,464,729
Liabilities and Equity
Liabilities:
Indebtedness	$2,390,725	$2,339,410
Accounts payable and accrued expenses	81,573	84,293
Dividends payable	19,250	18,258
Unfavorable management contract liabilities	10,553	11,165
Due to related party, net	1,373	3,725
Due to third-party hotel managers	2,058	1,410
Liabilities associated with marketable securities	3,511	1,641
Other liabilities	6,408	6,348
Total liabilities	2,515,451	2,466,250

Redeemable noncontrolling interests in operating partnership	196,468	151,179

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at March 31, 2013 and December 31, 2012	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at March 31, 2013 and December 31, 2012	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued, 68,332,627 and 68,150,617 shares outstanding at March 31, 2013 and December 31, 2012, respectively	1,249	1,249
Additional paid-in capital	1,759,037	1,766,168
Accumulated other comprehensive loss	(277)	(282)
Accumulated deficit	(837,169)	(770,467)
Treasury stock, at cost (56,564,138 shares and 56,746,148 shares at March 31, 2013 and December 31, 2012, respectively)	(164,389)	(164,884)
Total shareholders’ equity of the Company	758,609	831,942
Noncontrolling interests in consolidated entities	1,162	15,358
Total equity	759,771	847,300
Total liabilities and equity	$3,471,690	$3,464,729
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
REVENUE	(Unaudited)
Rooms	$183,469	$169,459
Food and beverage	39,650	39,707
Other	8,716	7,814
Total hotel revenue	231,835	216,980
Other	107	75
Total Revenue	231,942	217,055
EXPENSES
Hotel operating expenses:
Rooms	42,156	38,601
Food and beverage	27,175	27,000
Other expenses	68,292	65,094
Management fees	9,893	8,990
Total hotel operating expenses	147,516	139,685
Property taxes, insurance, and other	12,248	11,709
Depreciation and amortization	32,480	33,656
Impairment charges	(96)	(92)
Corporate, general, and administrative	14,516	10,247
Total Operating Expenses	206,664	195,205
OPERATING INCOME	25,278	21,850
Equity in loss of unconsolidated joint ventures	(6,888)	(10,304)
Interest income	36	32
Other income	5,822	7,613
Interest expense and amortization of loan costs	(35,380)	(34,875)
Write-off of loan costs and exit fees	(1,971)	—
Unrealized gain on marketable securities	2,701	1,785
Unrealized loss on derivatives	(7,149)	(9,941)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(17,551)	(23,840)
Income tax expense	(604)	(879)
LOSS FROM CONTINUING OPERATIONS	(18,155)	(24,719)
Income from discontinued operations	—	166
NET LOSS	(18,155)	(24,553)
Loss from consolidated entities attributable to noncontrolling interests	707	278
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,762	3,057
NET LOSS ATTRIBUTABLE TO THE COMPANY	(14,686)	(21,218)
Preferred dividends	(8,490)	(8,331)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(23,176)	$(29,549)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Basic:
Loss from continuing operations attributable to common shareholders	$(0.34)	$(0.44)
Income from discontinued operations attributable to common shareholders	—	—
Loss attributable to common shareholders	$(0.34)	$(0.44)
Weighted average common shares outstanding – basic	67,682	67,152
Diluted:
Loss from continuing operations attributable to common shareholders	$(0.34)	$(0.44)
Income from discontinued operations attributable to common shareholders	—	—
Loss attributable to common shareholders	$(0.34)	$(0.44)
Weighted average common shares outstanding – diluted	67,682	67,152

Dividends declared per common share	$0.12	$0.11

Amounts attributable to common shareholders:
Loss from continuing operations	$(14,686)	$(21,365)
Income from discontinued operations	—	147
Preferred dividends	(8,490)	(8,331)
Net loss attributable to common shareholders	$(23,176)	$(29,549)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net loss	$(18,155)	$(24,553)
Other comprehensive income, net of tax:
Change in unrealized loss on derivatives	(2)	(9)
Reclassification to interest expense	8	12
Total other comprehensive income	6	3
Comprehensive loss	(18,149)	(24,550)
Less: Comprehensive loss attributable to noncontrolling interests in consolidated entities	707	278
Less: Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	2,761	3,057
Comprehensive loss attributable to the Company	$(14,681)	$(21,215)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Preferred Stock								Additional Paid In Capital		Accumulated Other Comprehensive Loss			Noncontrolling Interests In Consolidated Entities		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts		Total
Balance at January 1, 2013	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,766,168	$(770,467)	$(282)	(56,746)	$(164,884)	$15,358	$847,300	$151,179
Equity-based compensation	—	—	—	—	—	—	—	—	444	—	—	—	—	—	444	7,898
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(495)	—	—	182	495	—	—	62
Issuances of preferred stock	—	—	—	—	—	—	—	—	244	—	—	—	—	—	244	—
Dividends declared- common stock	—	—	—	—	—	—	—	—	—	(8,200)	—	—	—	—	(8,200)	—
Dividends declared- Preferred Stock- Series A	—	—	—	—	—	—	—	—	—	(886)	—	—	—	—	(886)	—
Dividends declared- Preferred Stock- Series D	—	—	—	—	—	—	—	—	—	(5,000)	—	—	—	—	(5,000)	—
Dividends declared – Preferred Stock- Series E	—	—	—	—	—	—	—	—	—	(2,604)	—	—	—	—	(2,604)	—
Net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	7	—	—	—	7	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,489)	(13,489)	(2,560)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(35,326)	—	—	—	—	(35,326)	35,326
Unvested operating partnership units adjustment	—	—	—	—	—	—	—	—	(7,324)	—	—	—	—	—	(7,324)	7,324
Net loss	—	—	—	—	—	—	—	—	—	(14,686)	—	—	—	(707)	(15,393)	(2,762)
Balance at March 31, 2013	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,759,037	$(837,169)	$(277)	(56,564)	$(164,389)	$1,162	$759,771	$196,468

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities	(Unaudited)
Net loss	$(18,155)	$(24,553)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	32,480	34,355
Impairment charges	(96)	(92)
Amortization of loan costs, write-off of loan costs, and exit fees	3,903	1,212
Equity in loss of unconsolidated joint ventures	6,888	10,304
Income from financing derivatives	(6,215)	(7,969)
Gain on disposition of hotel properties	(24)	—
Realized and unrealized gains on marketable securities	(2,202)	(1,407)
Purchases of marketable securities	(10,605)	(27,647)
Sales of marketable securities	10,528	27,512
Net settlement of trading derivatives	(961)	(2,069)
Unrealized loss on derivatives	7,149	9,941
Equity-based compensation	8,342	5,146
Changes in operating assets and liabilities:
Restricted cash	5,890	(12,170)
Accounts receivable and inventories	(1,204)	(11,442)
Prepaid expenses and other assets	(4,255)	179
Accounts payable and accrued expenses	(498)	7,816
Due to/from affiliates	(716)	960
Due to/from related parties	(2,352)	(1,650)
Due to/from third-party hotel managers	(8,403)	4,367
Other liabilities	(505)	(532)
Net cash provided by operating activities	18,989	12,261

Cash Flows from Investing Activities
Proceeds from payments of notes receivable	60	62
Net proceeds from sales of hotel properties	148	—
Improvements and additions to hotel properties	(20,017)	(23,253)
Net cash used in investing activities	(19,809)	(23,191)

Cash Flows from Financing Activities
Borrowings on indebtedness	199,875	—
Repayments of indebtedness and capital leases	(148,560)	(6,193)
Payments of loan costs	(2,849)	(210)
Payments of dividends	(18,258)	(16,941)
Payments for derivatives	(36)	—
Cash income from derivatives	7,878	7,963
Issuance of preferred stock	244	8,724
Contributions from noncontrolling interests in consolidated entities	—	300
Distributions to noncontrolling interests in consolidated entities	(13,489)	—
Other	62	64
Net cash provided by (used in) financing activities	24,867	(6,293)

Net increase (decrease) in cash and cash equivalents	24,047	(17,223)
Cash and cash equivalents at beginning of period	185,935	167,609
Cash and cash equivalents at end of period	$209,982	$150,386
Supplemental Cash Flow Information
Interest paid	$31,100	$33,998
Income taxes paid (refunded)	$99	$(857)
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$—	$1,180

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

As of March 31, 2013, we owned interests in the following hotel properties (all located in the United States) and notes receivable:

•
94 consolidated hotel properties ("legacy hotel properties"), including 90 directly owned and four owned through majority-owned investments in consolidated entities, which represent 20,034 total rooms (or 19,773 net rooms excluding those attributable to our partners),

•
28 hotel properties owned through a 71.74% common equity interest and a 50.0% preferred equity interest in an unconsolidated joint venture (“PIM Highland JV”), which represent 8,084 total rooms (or 5,800 net rooms excluding those attributable to our joint venture partner),

•	93 hotel condominium units at WorldQuest Resort in Orlando, Florida, and

•	a mezzanine loan with a carrying value of $3.3 million and a note with the city of Philadelphia, Pennsylvania of $8.1 million.

For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2013, our 94 legacy hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of March 31, 2013, the 28 hotel properties owned by our unconsolidated joint venture, PIM Highland JV, are leased to its wholly owned subsidiary that is treated as a taxable REIT subsidiary for federal income tax purposes.

As of March 31, 2013, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 45 of our 94 legacy hotel properties, 21 of the 28 PIM Highland JV hotel properties, and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.

2.	Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2012 Annual Report to Shareholders on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013 and March 12, 2013, respectively.

The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
Marriott International, Inc. (“Marriott”) manages 40 of our legacy hotel properties. For these Marriott-managed hotels, the 2012 fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and 16 weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31, June 30, September 30 and December 31. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the first quarters of 2013 and 2012 began on December 29, 2012 and December 31, 2011, respectively and ended on March 31, 2013 and March 23, 2012, respectively. As a result, the quarter ended March 31, 2013 contained 93 days while the quarter ended March 23, 2012 contained 84 days. Prior results have not been adjusted.

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

Investments in Hotel Properties, net – Hotel properties are generally stated at cost. However, four hotel properties contributed upon Ashford's formation in 2003 are stated at the predecessor's historical cost, net of impairment charges, if any, plus a partial step-up related to the acquisition of noncontrolling interests from third parties associated with certain of these properties. For hotel properties owned through our majority-owned entities, the carrying basis attributable to the partners' minority ownership is recorded at the predecessor's historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the entities. All improvements and additions which extend the useful life of hotel properties are capitalized.

Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property's net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property's net book value exceeds its estimated fair value, or fair value, less cost to sell. No impairment charges were recorded for investment in hotel properties included in continuing operations for the three months ended March 31, 2013 and 2012.

Notes Receivable – Mezzanine loan financing, classified as notes receivable, represents loans held for investment and intended to be held to maturity. Accordingly, these notes are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three months ended March 31, 2013 and 2012.

Variable interest entities (“VIEs”), as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIEs do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at March 31, 2013 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. Although the note receivable is considered to be a variable interest in the entity that owns the related hotel, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded during the three months ended March 31, 2013 and 2012. Valuation adjustments of $96,000 and $92,000 on previously impaired notes were credited to impairment charges during the three months ended March 31, 2013 and 2012, respectively.

Investments in Unconsolidated Joint Ventures – Investments in unconsolidated joint ventures, in which we have ownership interests ranging from 14.4% to 71.74%, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint ventures' net income (loss). We review investments in our unconsolidated joint ventures for impairment in each reporting period. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint ventures. No such impairments were recorded in the three months ended March 31, 2013 and 2012.

Our investments in unconsolidated joint ventures are considered to be variable interests in the underlying entities. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that the VIE operates as designed, and (iii) an obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct our unconsolidated joint ventures’ activities and operations, we are not considered to be the primary beneficiary of these joint ventures. Although we have a 71.74% majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $151.8 million at March 31, 2013 based on our share of the joint venture’s equity. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

Assets Held for Sale and Discontinued Operations – We classify assets as held for sale when management has obtained a firm commitment from a buyer and consummation of the sale is considered probable and expected within one year. In addition, we deconsolidate a property upon transfer of title. When deconsolidating a property/subsidiary, we recognize a gain or loss in net income measured as the difference between the fair value of any consideration received, the fair value of any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated, and the carrying amount of the former property/subsidiary. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.

During the three months ended March 31, 2012, discontinued operations included two hotel properties disposed of in 2012. The Doubletree Guest Suites hotel in Columbus, Ohio was sold in November 2012 and the Hilton El Conquistador hotel in Tucson, Arizona was disposed of in December 2012. For the three months ended March 31, 2013 and 2012, there were no impairment charges. There were no assets held for sale as of March 31, 2013 and December 31, 2012.

Marketable Securities – Marketable securities and other investments, including U.S. treasury bills, public equity securities and equity put and call options of certain publicly traded companies, are recorded at fair value. Equity put and call options are considered derivatives. The fair value of these investments is based on the closing price as of the balance sheet date and is reported as “Marketable securities” or “Liabilities associated with marketable securities” in the consolidated balance sheets. On the consolidated statements of operations, net investment income, including interest income (expense), dividends, realized gains or losses and related costs incurred, is reported as a component of “Other income” while unrealized gains and losses on these investments are reported as “Unrealized gain on investments."

Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking, and space rentals, are recognized when services have been rendered. Interest income is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

interest and/or principal is not received. Sales taxes collected from customers and submitted to taxing authorities are not recorded in revenue.

Derivatives and Hedges – We primarily use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate derivatives could include swaps, caps, floors and flooridors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All of these derivatives are subject to master-netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.

All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives and credit default swaps are reported as “Derivative assets, net” or “Derivative liabilities” in the consolidated balance sheets. Accrued interest on non-hedge designated interest rate derivatives is included in “Accounts receivable, net” in the consolidated balance sheets. For interest rate derivatives designated as cash flow hedges:

a)
the effective portion of changes in fair value is initially reported as a component of “Accumulated Other Comprehensive Income (Loss)” (“OCI”) in the equity section of the consolidated balance sheets and reclassified to interest expense in the consolidated statements of operations in the period during which the hedged transaction affects earnings, and

b)	the ineffective portion of changes in fair value is recognized directly in earnings as “Unrealized loss on derivatives” in the consolidated statements of operations.

For non-hedge designated interest rate derivatives and credit default swaps, changes in fair value are recognized in earnings as “Unrealized loss on derivatives” in the consolidated statements of operations.

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

Recently Adopted Accounting Standards – In December 2011, the Financial Accounting Standards Board issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master-netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements that are either netted on the balance sheet or subject to an enforceable master-netting agreement or similar arrangement. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We adopted this accounting guidance on January 1, 2013. The adoption of this accounting guidance did not have any impact on our financial position or results of operations.

Reclassifications – Certain amounts in the consolidated financial statements for the three months ended March 31, 2012 have been reclassified for discontinued operations. Additionally, certain amounts due from affiliates have been reclassified in the 2012 consolidated statement of cashflows. These reclassifications had no effect on our cash flows, equity, or net income (loss) previously reported.

3.	Summary of Significant Transactions

Refinanced our $141.0 Million Mortgage Loan - On February 26, 2013, we refinanced our $141.0 million loan due August 2013 with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Pines in La Jolla, CA. We have a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which was added to our unrestricted cash balance.

4.	Investments in Hotel Properties, net

Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$483,242	$483,242
Buildings and improvements	2,792,515	2,779,589
Furniture, fixtures, and equipment	232,535	224,907
Construction in progress	7,701	10,499
Condominium properties	12,556	12,690
Total cost	3,528,549	3,510,927
Accumulated depreciation	(671,011)	(638,623)
Investments in hotel properties, net	$2,857,538	$2,872,304

5.	Notes Receivable

As of March 31, 2013 and December 31, 2012, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 8.

In addition, as of March 31, 2013 and December 31, 2012, we had one mezzanine loan receivable with a net carrying value of $3.3 million and $3.2 million, respectively, net of a valuation allowance of $8.2 million and $8.3 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.

6.	Investment in Unconsolidated Joint Ventures

Effective March 10, 2011, PIM Highland JV, a 28 hotel portfolio, became an investment in unconsolidated joint venture when we acquired a 71.74% common equity interest and a $25.0 million, or 50%, preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Although we have majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $151.8 million and $158.7 million at March 31, 2013 and December 31, 2012, respectively.

Mortgage and mezzanine loans securing PIM Highland JV are non-recourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by the lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, the carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition.

The following tables summarize the consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the consolidated statements of operations for the three months ended March 31, 2013 and 2012 of the PIM Highland JV (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

PIM Highland JV
Condensed Consolidated Balance Sheets
	March 31, 2013	December 31, 2012
Total Assets	$1,408,012	$1,417,204

Total Liabilities	1,175,993	1,176,298
Members' equity	232,019	240,906
Total liabilities and members' equity	$1,408,012	$1,417,204

Our ownership interest in PIM Highland JV	$151,806	$158,694

PIM Highland JV
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012

Total revenue	$102,273	$93,252
Total expenses	(94,760)	(90,067)
Operating income	7,513	3,185
Interest income and other	18	31
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	(15,702)	(15,525)
Other expenses	—	(54)
Income tax expense	(716)	(1,374)
Net loss	$(8,887)	$(13,737)

Our equity in loss of PIM Highland JV	$(6,888)	$(10,304)

Additionally, as of March 31, 2013 and December 31, 2012, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.

7.	Assets Held for Sale and Discontinued Operations

During the three months ended March 31, 2012, discontinued operations included two hotel properties disposed of in 2012. The Doubletree Guest Suites hotel in Columbus, Ohio was sold in November 2012 and the Hilton El Conquistador hotel in Tucson, Arizona was disposed of in December 2012. For the three months ended March 31, 2013 and 2012, there were no impairment charges. There were no assets held for sale as of March 31, 2013 and December 31, 2012.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the operating results of the discontinued hotel properties (in thousands):

Three Months Ended March 31,
2012

Hotel revenues	$8,832
Hotel operating expenses	(7,194)
Operating income	1,638
Property taxes, insurance, and other	(444)
Depreciation and amortization	(699)
Interest expense and amortization of loan costs	(329)
Income from discontinued operations before income tax expense	166
Income tax expense	—
Income from discontinued operations	166
Income from discontinued operations attributable to redeemable noncontrolling interest in operating partnership	(19)
Income from discontinued operations attributable to the Company	$147

8.	Indebtedness

Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2013	December 31, 2012

Mortgage loan (5)	2 hotels	August 2013	LIBOR (1) + 2.75%	$—	$141,667
Mortgage loan (3)	5 hotels	March 2014	LIBOR (1) + 4.50%	172,416	173,180
Mortgage loan (2)	9 hotels	May 2014	LIBOR (1) + 6.50%	135,000	135,000
Mortgage loan	1 hotel	May 2014	8.32%	5,249	5,285
Senior credit facility (4)	Various	September 2014	LIBOR (1) + 2.75% to 3.50%	—	—
Mortgage loan (2)	5 hotels	November 2014	Greater of 6.40% or LIBOR (1) + 6.15%	211,000	211,000
Mortgage loan	8 hotels	December 2014	5.75%	104,089	104,680
Mortgage loan	10 hotels	July 2015	5.22%	151,899	152,513
Mortgage loan	8 hotels	December 2015	5.7%	96,397	96,907
Mortgage loan	5 hotels	February 2016	5.53%	109,743	110,169
Mortgage loan	5 hotels	February 2016	5.53%	91,010	91,364
Mortgage loan	5 hotels	February 2016	5.53%	78,834	79,140
Mortgage loan (6)	1 hotel	April 2017	5.91%	34,624	34,735
Mortgage loan	2 hotels	April 2017	5.95%	126,886	127,289
Mortgage loan	3 hotels	April 2017	5.95%	258,202	259,021
Mortgage loan	5 hotels	April 2017	5.95%	114,369	114,732
Mortgage loan	5 hotels	April 2017	5.95%	102,800	103,126
Mortgage loan	5 hotels	April 2017	5.95%	156,422	156,918
Mortgage loan	7 hotels	April 2017	5.95%	125,120	125,517
Mortgage loan (5)	2 hotels	February 2018	LIBOR (1) + 3.50%	199,875	—
TIF loan (6) (7)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan	1 hotel	November 2020	6.26%	102,224	102,562
Mortgage loan	1 hotel	April 2034	Greater of 6.00% or Prime + 1.00%	6,468	6,507
Total				$2,390,725	$2,339,410
____________________________________
(1) LIBOR rates were 0.204% and 0.209% at March 31, 2013 and December 31, 2012, respectively.
(2) These mortgage loans have three one-year extension options subject to satisfaction of certain conditions.
(3) This mortgage loan has a one-year extension option subject to satisfaction of certain conditions.
(4) Our borrowing capacity under our senior credit facility is $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. We may use up to $10.0 million for standby letters of credit.
(5) On February 26, 2013, we refinanced our $141.0 million loan due August 2013 with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor.
(6) These loans are collateralized by the same property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(7) The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See Note 5.

On February 26, 2013, we refinanced our $141.0 million loan due August 2013 with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey Pines in La Jolla, CA. We have a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which was added to our unrestricted cash balance.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford or AHLP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford or AHLP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of March 31, 2013, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with these covenant provisions would result in us being in default on any derivative instrument obligations covered by the applicable agreement. At March 31, 2013, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was an asset of $10,000.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Loss from continuing operations allocated to common shareholders:
Loss from continuing operations attributable to the Company	$(14,686)	$(21,365)
Less: Dividends on preferred stocks	(8,490)	(8,331)
Less: Dividends on common stock	(8,139)	(7,396)
Less: Dividends on unvested restricted shares	(61)	(104)
Undistributed loss from continuing operations	(31,376)	(37,196)
Add back: Dividends on common stock	8,139	7,396
Distributed and undistributed loss from continuing operations - basic and diluted	$(23,237)	$(29,800)

Income from discontinued operations allocated to common shareholders:
Income from discontinued operations - basic and diluted	$—	$147

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted	67,682	67,152

Basic loss per share:
Loss from continuing operations allocated to common shareholders per share	$(0.34)	$(0.44)
Income from discontinued operations allocated to common shareholders per share	—	—
Net loss allocated to common shareholders per share	$(0.34)	$(0.44)

Diluted loss per share:
Loss from continuing operations allocated to common shareholders per share	$(0.34)	$(0.44)
Income from discontinued operations allocated to common shareholders per share	—	—
Net loss allocated to common shareholders per share	$(0.34)	$(0.44)

Due to the anti-dilutive effect, the computation of diluted loss per diluted share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2013	2012
Loss from continuing operations allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$61	$104
Loss attributable to noncontrolling interest in operating partnership units	(2,762)	(3,076)
Total	$(2,701)	$(2,972)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	146	431
Effect of assumed conversion of operating partnership units	17,967	16,682
Total	18,113	17,113

10.	Derivative Instruments and Hedging

Interest Rate Derivatives – We are exposed to risks arising from our business operations, economic conditions, and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. Interest rate derivatives may include interest rate swaps, caps, floors and flooridors. All these derivatives are subject to master-

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

netting settlement arrangements. The maturities on these instruments range from May 2014 to March 2015. To mitigate nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.

Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation.  The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments.  If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses.  The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity).  For all CMBX trades completed to date, we were the buyer of protection.  Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in market value is over $250,000. As of March 31, 2013 and December 31, 2012, credit default swaps had a net carrying value of an asset of $227,000 and $170,000, respectively, which is included in “Derivative assets, net” in the consolidated balance sheets. For the three months ended March 31, 2013 and 2012, we recognized unrealized losses of $904,000 and $2.2 million, respectively, that are included in “Unrealized loss on derivatives” in the consolidated statements of operations.

Marketable Securities and Liabilities Associated with Marketable Securities – We invest in public securities, including stocks and put and call options, which are considered derivatives. At March 31, 2013, we had investments in these derivatives totaling $816,000 and liabilities of $679,000. At December 31, 2012, we had investments in these derivatives totaling $612,000 and liabilities of $299,000.

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

Fair values of marketable securities and liabilities associated with marketable securities, including public equity securities, equity put and call options, and other investments, are based on their quoted market closing prices (Level 1 inputs).

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2013, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.20% to 0.31% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (4)	Total

March 31, 2013:
Assets
Derivative Assets:
Interest rate derivatives - non-hedges	$—	$9	$—	$9	(1)
Interest rate derivatives - hedges	—	1	—	1	(1)
Credit default swaps	—	2,029	(1,802)	227	(1)
Equity put and call options	816	—	—	816	(2)
Non-derivative Assets:
Equity and US treasury securities	26,953	—	—	26,953	(2)
Total	27,769	2,039	(1,802)	28,006

Liabilities
Derivative Liabilities:
Short-equity call options	(679)	—	—	(679)	(3)
Non-derivative Liabilities:
Margin account balance	(2,832)	—	—	(2,832)	(3)
Total	(3,511)	—	—	(3,511)
Net	$24,258	$2,039	$(1,802)	$24,495

December 31, 2012:
Assets
Derivative Assets:
Interest rate derivatives - non-hedges	$—	$10,617	$—	$10,617	(1)
Interest rate derivatives - hedges	—	4	—	4	(1)
Credit default swaps	—	2,933	(2,763)	170	(1)
Equity put and call options	612	—	—	612	(2)
Non-derivative Assets:
Equity and US treasury securities	23,008	—	—	23,008	(2)
Total	23,620	13,554	(2,763)	34,411
Liabilities
Derivative Liabilities:
Interest rate derivatives - non-hedges	—	(4,400)	—	(4,400)	(1)
Short-equity put options	(7)	—	—	(7)	(3)
Short-equity call options	(292)	—	—	(292)	(3)
Non-derivative Liabilities:
Margin account balance	(1,342)	—	—	(1,342)	(3)
Total	(1,641)	(4,400)	—	(6,041)
Net	$21,979	$9,154	$(2,763)	$28,370
____________________________________
(1) Reported net as “Derivative assets, net” in the consolidated balance sheets.
(2) Reported as “Marketable securities” in the consolidated balance sheets.
(3) Reported as “Liabilities associated with marketable securities” in the consolidated balance sheets.
(4) Represents cash collateral posted by our counterparty.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations

The following table summarizes the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2013		2012		2013		2012		2013	2012
Assets
Derivative Assets:
Interest rate derivatives	$(10,645)		$(9,399)		$10,639		$13,353		$8	$12
Equity put and call options	204		(1,367)		—		—		—	—
Credit default swaps	(925)		—		—		—		—	—
Non-derivative Assets:
Equity and US treasury securities	2,576		2,624		—		—		—	—
Total	(8,790)		(8,142)		10,639		13,353		8	12
Liabilities
Derivative Liabilities:
Interest rate derivatives	4,400		1,653		(4,424)		(5,384)		—	—
Credit default swaps	—		(2,195)		—		—		—	—
Short-equity put options	7		513		—		—		—	—
Short-equity call options	(585)		(363)		—		—		—	—
Total	3,822		(392)		(4,424)		(5,384)		—	—
Net	$(4,968)		$(8,534)		$6,215		$7,969		$8	$12
Total combined
Interest rate derivatives	$(6,245)		$(7,746)		$6,215		$7,969		$8	$12
Credit default swaps	(904)		(2,195)		—		—		—	—
Total derivatives	(7,149)	(1)	(9,941)	(1)	6,215	(2)	7,969	(2)	8	12
Unrealized gain on marketable securities	2,701	(3)	1,785	(3)	—		—		—	—
Realized loss on marketable securities	(520)	(2) (4)	(378)	(2)	—		—		—	—
Net	$(4,968)		$(8,534)		$6,215		$7,969		$8	$12

(1) Reported as “Unrealized loss on derivatives” in the consolidated statements of operations.
(2) Included in “Other income” in the consolidated statements of operations.
(3) Reported as “Unrealized gain on marketable securities” in the consolidated statements of operations.
(4) Includes cost of $21,000 for the three months ended March 31, 2013 associated with credit default swaps.

For the three months ended March 31, 2013 and 2012, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income totaled $(2,000) and $(9,000), respectively. During the next twelve months, we expect $165,000 of accumulated comprehensive loss will be reclassified to interest expense.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12.	Summary of Fair Value of Financial Instruments

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

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$27,769	$27,769	$23,620	$23,620
Derivative assets, net	$237	$237	$6,391	$6,391
Liabilities associated with marketable securities	$3,511	$3,511	$1,641	$1,641

Financial assets not measured at fair value:
Cash and cash equivalents	$209,982	$209,982	$185,935	$185,935
Restricted cash	$78,896	$78,896	$84,786	$84,786
Accounts receivable	$34,627	$34,627	$35,116	$35,116
Notes receivable	$11,367	$14,325 to $15,833	$11,331	$14,385 to $15,899
Due from affiliates	$1,884	$1,884	$1,168	$1,168
Due from third-party hotel managers	$57,670	$57,670	$48,619	$48,619

Financial liabilities not measured at fair value:
Indebtedness	$2,390,725	$2,350,728 to $2,598,173	$2,339,410	$2,266,991 to $2,505,622
Accounts payable and accrued expenses	$81,573	$81,573	$84,293	$84,293
Dividends payable	$19,250	$19,250	$18,258	$18,258
Due to related party, net	$1,373	$1,373	$3,725	$3,725
Due to third-party hotel managers	$2,058	$2,058	$1,410	$1,410

Cash, cash equivalents, and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to the short-term nature. This is considered a Level 1 valuation technique.

Accounts receivable, accounts payable, accrued expenses, dividends payable, due to/from related party, due to/from affiliates and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.

Notes receivable. Fair values of notes receivable may be determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of notes receivable to be approximately 26.0% to 39.3% higher than the carrying value of $11.4 million at March 31, 2013 and approximately 27.0% to 40.3% higher than the carrying value of $11.3 million at December 31, 2012. This is considered a Level 2 valuation technique.

Marketable securities. Marketable securities consist of US treasury bills, public equity securities, and equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates. See Notes 2, 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. For variable-rate instruments, cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 98.3% to 108.7% of the carrying value of $2.4 billion at March 31,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2013 and approximately 96.9% to 107.1% of the carrying value of $2.3 billion at December 31, 2012. This is considered a Level 2 valuation technique.

Derivative assets and liabilities associated with marketable securities. Fair values of interest rate derivatives are determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Liabilities associated with marketable securities consists of a margin account balance, short public equity securities and short equity put and call options. Fair value is determined based on quoted market closing prices at the balance sheet dates. See Notes 2, 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.

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

LTIP units, which are issued to certain executives and employees as compensation, have vesting periods ranging from three to five years. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which can then be redeemed for cash or, at our election, settled in our common stock. As of March 31, 2013, we have issued 6.9 million LTIP units in total, of which all but 1.2 million units issued in March 2013 and 1.2 million units issued in May 2011 had reached full economic parity with the common units. All LTIP units issued had an aggregate value of $67.3 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $7.9 million and $3.6 million was recognized for the three months ended March 31, 2013 and 2012, respectively. The unamortized value of LTIP units was $30.5 million at March 31, 2013, which will be amortized over periods from 1.0 to 2.9 years. During the three months ended March 31, 2013, no operating partnership units were presented for redemption or converted to shares of our common stock.

Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of March 31, 2013 and December 31, 2012 were $196.5 million and $151.2 million, respectively, which represents ownership of our operating partnership of 13.11% and 12.92%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2013 and December 31, 2012 included adjustments of $145.3 million and $110.0 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net loss of $2.8 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively. We declared cash distributions to operating partnership units of $2.6 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in the operating partnership.

14.	Equity and Equity-Based Compensation

At-the-Market Preferred Stock Offering – On March 2, 2012, we commenced issuances of preferred stock under our at-the-market (“ATM”) program with an investment banking firm pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. There were no issuances during the first quarter of 2013. During the year ended December 31, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. The aggregate proceeds, net of commissions and other expenses, were $16.0 million for the year ended December 31, 2012.

Common Dividends – For 2013 and 2012, the Board of Directors declared quarterly dividends of $0.12 and $0.11 per outstanding common share, respectively, with an annualized target of $0.48 per share for 2013.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Equity-Based Compensation – We recognized compensation expense related to restricted shares of our common stock of $444,000 and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the unamortized amount of unvested shares of restricted stock was $4.4 million, which is being amortized over periods from 1.0 to 2.9 years.

Preferred Dividends – During the three months ended March 31, 2013, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9.00% Series E preferred stock. During the three months ended March 31, 2012, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.

Noncontrolling Interests in Consolidated Entities – Noncontrolling entity partners, which have ownership interests ranging from 15% to 25% in four hotel properties and a total carrying value of $1.2 million and $15.4 million at March 31, 2013 and December 31, 2012, respectively, are reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated loss of $707,000 and $278,000 for the three months ended March 31, 2013 and 2012, respectively.

15.	Commitments and Contingencies

Restricted Cash – Under certain management and debt agreements for our hotel properties existing at March 31, 2013, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 6% of gross revenues for capital improvements.

Franchise Fees – Under franchise agreements for our hotel properties existing at March 31, 2013, we pay franchisor royalty fees between 3% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2015 and 2030. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

Our continuing operations incurred franchise fees of $7.1 million and $7.2 million for the three months ended March 31, 2013 and 2012, respectively.

Management Fees – Under management agreements for our hotel properties existing at March 31, 2013, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2014 through 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.

Income Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2009 through 2012 remain subject to potential examination by certain federal and state taxing authorities.

In September 2010, the Internal Revenue Service ("IRS") completed an audit of one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Internal Revenue Code (IRC) Section 482 that reduced the amount of rent we charged the taxable REIT subsidiary ("TRS"). We own a 75% interest in the hotel properties and the TRS at issue. In connection with the TRS audit, the IRS selected our REIT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm's length rate. We strongly disagree with the IRS' position. We filed written protests with the IRS and requested an IRS Appeals Office review of the TRS and REIT cases simultaneously. The IRS granted

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the Appeals Office review and our representatives attended Appeals Office conferences in August and October of 2012. An additional conference with the Appeals Office will be required to resolve our cases and we anticipate these will occur during 2013. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms' length terms as required by applicable Treasury regulations. However, if the IRS were to pursue the TRS case and prevail, the TRS would owe approximately $1.1 million of additional U.S. federal income taxes plus possible additional state income taxes of $199,000, net of federal benefit. Alternatively, if the IRS were to pursue the REIT case and prevail, our REIT would owe approximately $4.6 million of U.S. federal excise taxes. The excise taxes assessed on the REIT would be in lieu of the TRS additional income taxes. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS adjustments to the rent charged are inconsistent with the U.S. federal tax laws related to REITs and true leases. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS has requested and we have agreed to extend the assessment statute of limitations three times for both the TRS and the REIT for the 2007 tax year. The most recent IRS request was made in January 2013, and extends the statute for the 2007 tax year to March 31, 2014.

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

If, prior to August 2013, we dispose of the four remaining properties contributed in connection with our initial public offering in 2003 in exchange for units of the operating partnership, we may be obligated to indemnify the contributors, including our Chairman and Chief Executive Officer and our Chairman Emeritus, each of whom have substantial ownership interests, against the tax consequences of the sale. In addition, we agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness of at least $16.0 million through August 2013, which allows contributors of the Las Vegas hotel property to defer gain recognition in connection with their contribution. Additionally, if we sell or transfer the Marriott Crystal Gateway in Arlington, Virginia prior to July 2016, we would be required to indemnify the entity from which we acquired the property if, as a result of such transactions, such entity would recognize a gain for federal tax purposes.

In general, tax indemnities equal the federal, state, and local income tax liabilities the contributor or their specified assignee incurs with respect to the gain allocated to the contributor. The contribution agreements’ terms generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of such tax indemnities.

Potential Pension Liabilities – Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union's pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board ("NLRB") filed a complaint against Remington Lodging seeking, among other things, that Remington Lodging's withdrawal of recognition was unlawful. Pending the final determination of the NLRB complaint, including appeals, the pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that (a) Remington Lodging continues to make monthly pension fund payments pursuant to the collective

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

bargaining agreement, which requires annual installments of $84,000 until the 20th year following the settlement agreement, and (b) if the withdrawal of recognition is ultimately deemed lawful, Remington Lodging will have an unfunded pension liability equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging's remaining withdrawal liability shall be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability shall be paid to the pension fund in annual installments (but may be made monthly or quarterly, at Remington Lodging's election), which shall continue for the remainder of the twenty-(20)-year capped period, unless Remington Lodging elects to pay the unfunded pension liability amount earlier. We agreed to indemnify Remington Lodging for the payment of the unfunded pension liability as set forth in the settlement agreement.

Litigation – We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.

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

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Three Months Ended March 31, 2013:
Total revenue	$231,942	$—	$—	$231,942

Total hotel operating expenses	147,516	—	—	147,516
Property taxes, insurance, and other	12,248	—	—	12,248
Depreciation and amortization	32,480	—	—	32,480
Impairment charges	—	(96)	—	(96)
Corporate, general, and administrative	—	—	14,516	14,516
Total expenses (income)	192,244	(96)	14,516	206,664
Operating income (loss)	39,698	96	(14,516)	25,278
Equity in loss of unconsolidated joint ventures	(6,888)	—	—	(6,888)
Interest income	—	—	36	36
Other income	—	—	5,822	5,822
Interest expense and amortization of loan costs	—	—	(35,380)	(35,380)
Write-off of loan costs and exit fees	—	—	(1,971)	(1,971)
Unrealized gain on marketable securities	—	—	2,701	2,701
Unrealized loss on derivatives	—	—	(7,149)	(7,149)
Income (loss) from continuing operations before income taxes	32,810	96	(50,457)	(17,551)
Income tax expense			(604)	(604)
Income (loss) from continuing operations	$32,810	$96	$(51,061)	$(18,155)

As of March 31, 2013:
Total assets	$3,181,821	$3,736	$286,133	$3,471,690

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Three Months Ended March 31, 2012:
Total revenue	$217,055	$—	$—	$217,055

Total hotel operating expenses	139,685	—	—	139,685
Property taxes, insurance, and other	11,709	—	—	11,709
Depreciation and amortization	33,656	—	—	33,656
Impairment charges	—	(92)	—	(92)
Corporate, general, and administrative	—	—	10,247	10,247
Total expenses (income)	185,050	(92)	10,247	195,205
Operating income (loss)	32,005	92	(10,247)	21,850
Equity in loss of unconsolidated joint ventures	(10,304)	—	—	(10,304)
Interest income	—	—	32	32
Other income	—	—	7,613	7,613
Interest expense and amortization of loan costs	—	—	(34,875)	(34,875)
Unrealized gain on marketable securities	—	—	1,785	1,785
Unrealized loss on derivatives	—	—	(9,941)	(9,941)
Income (loss) from continuing operations before income taxes	21,701	92	(45,633)	(23,840)
Income tax expense	—	—	(879)	(879)
Income (loss) from continuing operations	$21,701	$92	$(46,512)	$(24,719)

As of March 31, 2012:
Total assets	$3,293,145	$3,599	$269,423	$3,566,167

17. Subsequent Event

In April 2013 we entered into a definitive agreement to acquire the Pier House Resort and Caribbean Spa in Key West, Florida for total consideration of $90.0 million in cash. The acquisition is expected to close in May 2013.

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

Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10- K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 1, 2013. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.

EXECUTIVE OVERVIEW
General

Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, which has continued into 2013. Room rates, measured by the average daily rate, or ADR, which typically lags occupancy growth in the early stage of a recovery, have shown upward growth. We believe improvements in the economy will continue to positively impact the lodging industry and hotel operating results for several years to come, and we will continue to seek ways to benefit from the cyclical nature of the hotel industry.  We believe that in the prior cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe the hotel industry may exceed these cash flows and values during the next cyclical peak.

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

Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after the triggered cash trap provision has been cured and certain items are paid, including deposits into ground leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and ground leasing expenses. This could affect our liquidity and our ability to make distributions to our stockholders.
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

As of March 31, 2013, the borrowing capacity under our senior credit facility is $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. We may use up to $10.0 million for standby letters of credit.

In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. The ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached. On March 2, 2012, we commenced issuances of preferred stock and during 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. The aggregate proceeds, net of commissions and other expenses, were $16.0 million during 2012. During the first quarter of 2013 no shares were issued.

In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares have been sold under this ATM program since its inception.

On February 26, 2013, we refinanced our $141.0 million loan due August 2013 with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey Pines in La Jolla, CA. We have a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which was added to our unrestricted cash balance.

Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, capital market activities, property refinancing proceeds, asset sales, and net cash derived from interest rate derivatives. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, new investments, debt interest and principal payments and dividends. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statement of Cash Flows which includes changes in balance sheet items, were $19.0 million and $12.3 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cash flows from operating activities was primarily due to a decrease in restricted cash due to the release of cash deposits for certain loans and capital expenditures, the timing of collecting receivables from hotel guests, paying vendors, settling with hotel managers and increased hotel EBITDA.

Net Cash Flows Used in Investing Activities. For the three months ended March 31, 2013, investing activities used net cash flows of $19.8 million, which primarily consisted of $20.0 million of capital improvements made to various hotel properties offset by cash inflows of $208,000, primarily attributable to cash proceeds received from the sale of a Worldquest condominium unit. For the three months ended March 31, 2012, investing activities used net cash flows of $23.2 million. Cash outlays primarily consisted of $23.3 million for capital improvements made to various hotel properties.

Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2013, net cash flows provided by financing activities were $24.9 million. Cash inflows consisted primarily of $199.9 million in borrowings on indebtedness and $7.9 million in proceeds from the counterparties of our interest rate derivatives. Cash inflows were partially offset by cash outlays primarily consisting of $148.6 million for repayments of indebtedness, $18.3 million for dividend payments to common and preferred shareholders and unit holders, $13.5 million for distributions to noncontrolling interests in consolidated entities and $2.8 million for payments of loan costs and prepayment penalties. For the three months ended March 31, 2012, net cash flows used in financing activities were $6.3 million. Cash outlays consisted of $16.9 million for dividend payments to common and preferred stockholders and unit holders, $6.2 million for repayments of indebtedness and capital leases and $210,000 for loan modification and extension fees. These cash outlays were partially offset by cash inflows of $8.7 million from issuance of our Series A and Series E preferred stock under our ATM program and $8.0 million in proceeds from the counterparties of our interest rate derivatives.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of March 31, 2013, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

Mortgage and mezzanine loans securing PIM Highland JV are non-recourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition.

At March 31, 2013, our only recourse obligation is our $165.0 million senior credit facility held by six banks, which expires in September 2014. Currently, there is no outstanding balance on this credit facility. The primary covenants of this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through expiration (ours was 1.37x at March 31, 2013); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 58.89% at March 31, 2013). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity. However, if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises, or, to the extent necessary, asset sales.

Based on our current level of operations, management believes that our cash flow from operations, our existing cash balances, and availability under our senior credit facility ($165.0 million at March 31, 2013) will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2014 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.

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

Dividend Policy. During the three months ended March 31, 2013 and 2012, the Board of Directors declared quarterly dividends of $0.12 and $0.11 per outstanding common share, respectively. In December 2012, the Board of Directors approved our 2013 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2013. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS

Marriott International, Inc. (“Marriott”) currently manages 40 of our properties. For these Marriott-managed hotels, the 2012 fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31, June 30, September 30 and December 31. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the first quarters of 2013 and 2012 began on December 29, 2012 and December 31, 2011, respectively and ended on March 31, 2013 and March 23, 2012, respectively. As a result, the quarter ended March 31, 2013 contained 93 days while the quarter ended March 23, 2012 contained 84 days. Prior results have not been adjusted.
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

The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Favorable/ (Unfavorable) Change
	2013	2012

Total revenue	$231,942	$217,055	$14,887
Total hotel operating expenses	$(147,516)	$(139,685)	$(7,831)
Property taxes, insurance, and other	$(12,248)	$(11,709)	$(539)
Depreciation and amortization	$(32,480)	$(33,656)	$1,176
Impairment charges	$96	$92	$4
Corporate, general, and administrative	$(14,516)	$(10,247)	$(4,269)
Operating income	$25,278	$21,850	$3,428
Equity in loss of unconsolidated joint ventures	$(6,888)	$(10,304)	$3,416
Interest income	$36	$32	$4
Other income	$5,822	$7,613	$(1,791)
Interest expense and amortization of loan costs	$(35,380)	$(34,875)	$(505)
Write-off of loan costs and exit fees	$(1,971)	$—	$(1,971)
Unrealized gain on marketable securities	$2,701	$1,785	$916
Unrealized loss on derivatives	$(7,149)	$(9,941)	$2,792
Income tax expense	$(604)	$(879)	$275
Loss from continuing operations	$(18,155)	$(24,719)	$6,564
Income from discontinued operations	$—	$166	$(166)
Net loss	$(18,155)	$(24,553)	$6,398
Loss from consolidated entities attributable to noncontrolling interests	$707	$278	$429
Net loss attributable to redeemable noncontrolling interests in operating partnership	$2,762	$3,057	$(295)
Net loss attributable to the Company	$(14,686)	$(21,218)	$6,532

The following table illustrates key performance indicators for the 94 hotel properties (“comparable hotels”) included in continuing operations that we have owned throughout the entire three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
RevPar (revenue per available room)	$99.48	$95.79
Occupancy	71.42%	71.09%
ADR (average daily rate)	$139.29	$134.74

Comparison of the Three Months Ended March 31, 2013 and 2012

Income from continuing operations represents the operating results of 94 hotel properties (“comparable hotels”) and Worldquest included in continuing operations for the three months ended March 31, 2013 and 2012.

Revenue. Rooms revenue for the three months ended March 31, 2013 (the “2013 quarter”) increased $14.0 million, or 8.3%, to $183.5 million from $169.5 million for the three months ended March 31, 2012 (the “2012 quarter”). During the 2013 quarter, we experienced a 33 basis point increase in occupancy and a 3.4% increase in room rates. Our Marriott-managed hotels experienced an increase in rooms revenue of $13.5 million which is due to the change in Marriott's fiscal periods which resulted in nine more days in the 2013 quarter when compared to the 2012 quarter. Additionally, the Marriott-managed hotels experienced higher occupancy and room rates in the 2013 quarter. Food and beverage revenue experienced a decrease of $57,000, or 0.1%. Food and beverage revenue at our Marriott-managed hotels increased $2.7 million due primarily to the additional days in the 2013 quarter while food and beverage revenue at remaining hotels decreased $2.7 million due to events at certain hotels during the 2012 quarter that did not reoccur in the 2013 quarter. Other hotel revenue, which consists mainly of telecommunications, parking, and spa, experienced an increase of $902,000. Of this increase, $608,000 occurred at our Marriott-managed hotels. Other revenue was $107,000 and $75,000 for the 2013 quarter and the 2012 quarter, respectively.

Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $3.7 million in direct expenses and $4.1 million in indirect expenses and management fees in the 2013 quarter. The Marriott-managed hotels experienced increases of $4.8 million in direct expenses and $3.9 million in indirect expenses and management fees, which is primarily attributed to the nine additional days in the 2013 quarter and higher occupancy. The remaining hotel properties experienced decreases in direct expenses of $1.1 million and increases of $210,000 in indirect expenses. The decrease in direct expenses is primarily due to lower food and beverage expense due to events at certain hotels during the 2012 quarter that did not reoccur in the 2013 quarter partially offset by higher rooms expense due to higher occupancy. Direct expenses were 31.9% and 32.3% of total hotel revenue for the 2013 quarter and the 2012 quarter, respectively.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $539,000 for the 2013 quarter to $12.2 million primarily due to higher property taxes as a result of increased property value assessments related to certain hotels offset slightly by lower premiums for insurance policies.

Depreciation and Amortization. Depreciation and amortization decreased $1.2 million for the 2013 quarter compared to the 2012 quarter primarily due to lower depreciation for certain assets that became fully depreciated since March 31, 2012.

Impairment Charges. We recorded credits to impairment charges of $96,000 and $92,000 for the 2013 quarter and 2012 quarter, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.

Corporate, General, and Administrative. Corporate, general, and administrative expenses increased to $14.5 million for the 2013 quarter compared to $10.2 million for the 2012 quarter. Non-cash equity-based compensation experienced an increase of $3.2 million primarily due to additional expense associated with accelerated vestings of LTIP units of our Chairman Emeritus as a result of his retirement and his new role. Additionally, corporate, general, and administrative expenses increased $1.1 million during the 2013 quarter compared to the 2012 quarter due primarily to higher salaries and benefits and higher professional fees.

Equity in Loss of Unconsolidated Joint Ventures. We recorded equity in loss of unconsolidated joint ventures of $6.9 million and $10.3 million for the 2013 quarter and the 2012 quarter, respectively.

Interest Income. Interest income was $36,000 and $32,000 for the 2013 quarter and the 2012 quarter, respectively.

Other Income. Other income was $5.8 million and $7.6 million for the 2013 quarter and the 2012 quarter, respectively. Other income primarily represents income from non-hedge interest rate swaps of $6.2 million and $8.0 million in the 2013 quarter and 2012 quarter, respectively, of the which the decrease is primarily attributable to derivatives that have expired since March 31, 2012. Other income also includes $520,000 and $378,000 of realized losses on marketable securities for the 2013 quarter and the 2012 quarter, respectively.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $505,000 to $35.4 million for the 2013 quarter from $34.9 million for the 2012 quarter. The increase is primarily due to higher loan cost amortization of $720,000 offset slightly by lower interest expense resulting from a small decrease in the weighted average interest rate of our debt in the 2013 quarter. The average LIBOR rates for the 2013 quarter and the 2012 quarter were 0.20% and 0.26%, respectively.

Write-off of Loan Costs and Exit Fees. In the 2013 quarter, we refinanced our $141.0 million loan due August 2013 with a $199.9 million loan due February 2018. As a result, we wrote-off the unamortized loan costs of $472,000 and incurred additional loan costs of $1.5 million.

Unrealized Gain on Investments. Unrealized gain on investments of $2.7 million and $1.8 million for the 2013 quarter and the 2012 quarter, respectively, are based on changes in closing market prices during the quarter.

Unrealized Loss on Derivatives. For the 2013 quarter, we recorded an unrealized loss of $7.1 million, consisting of $6.2 million related to interest rate derivatives and $904,000 related to credit default swaps. In the 2012 quarter, we recorded an unrealized loss of $9.9 million, consisting of $7.7 million related to interest rate derivatives and $2.2 million related to credit default swaps. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.

Income Tax Expense. We recorded income tax expense of $604,000 and $879,000 for the 2013 quarter and the 2012 quarter, respectively. The decrease in income tax expense is primarily due to an increase in certain indirect expenses recognized by our TRS subsidiaries.

Income from Discontinued Operations. For the 2012 quarter, income from discontinued operations was $166,000 related to the Doubletree Guest Suites hotel in Columbus, Ohio and the Hilton El Conquistador hotel in Tucson, Arizona. These properties were disposed in the fourth quarter of 2012.

Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated loss of $707,000 and $278,000 during the 2013 quarter and the 2012 quarter, respectively.

Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $2.8 million and $3.1 million in the 2013 quarter and the 2012 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 13.11% and 11.46% in the operating partnership at March 31, 2013 and 2012, respectively.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE-SHEET ARRANGEMENTS

There have been no material changes since December 31, 2012, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Form 10-K. We currently have no off-balance-sheet arrangements with any party nor do we anticipate any such arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013. There have been no material changes in these critical accounting policies.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2011, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master-netting arrangement. This scope includes financial instruments, derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities-borrowing and securities-lending arrangements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We adopted this accounting guidance on January 1, 2013. The adoption of this accounting guidance did not have any impact on our financial position or results of operations.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO, and Adjusted FFO are made to assist our investors in evaluating our operating performance.

EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, impairment of assets, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gains or losses on sales of properties, write-off of loan costs, premiums, and exit fees, acquisition-related costs, non-cash items, and various other items which are detailed in the following table. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2013	2012

Net loss	$(18,155)	$(24,553)
Loss from consolidated entities attributable to noncontrolling interests	707	278
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,762	3,057
Net loss attributable to the Company	(14,686)	(21,218)
Interest income	(36)	(32)
Interest expense and amortization of loan costs	34,972	34,851
Depreciation and amortization	31,661	33,583
Impairment charges	(96)	(92)
Income tax expense	604	879
Net loss attributable to redeemable noncontrolling interests in operating partnership	(2,762)	(3,057)
Equity in loss of unconsolidated joint ventures	6,888	10,304
Company's portion of EBITDA of unconsolidated joint ventures	17,389	14,564
EBITDA	73,934	69,782
Amortization of unfavorable management contract liabilities	(612)	(565)
Write-off of loan costs and exit fees	1,971	—
Other income (1)	(5,822)	(7,613)
Unrealized gain on marketable securities	(2,701)	(1,785)
Unrealized loss on derivatives	7,149	9,941
Equity-based compensation	8,342	5,146
Company's portion of adjustments to EBITDA of unconsolidated joint ventures	19	95
Adjusted EBITDA	$82,280	$75,001
____________________________________

(1)	Other income, primarily consisting of income from interest rate derivatives in both periods and net realized loss on marketable securities in both periods, is excluded from Adjusted EBITDA.

Funds From Operations (“FFO”) is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss) attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and noncontrolling interests in the operating partnership. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO ("AFFO") excludes write-off of loan costs and exit fees, acquisition-related costs, non-cash items, our share of adjustments to FFO related to unconsolidated joint ventures, and various other items as detailed in the following table. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net loss to FFO and Adjusted FFO available to common shareholders (in thousands):

	Three Months Ended March 31,
	2013	2012

Net loss	$(18,155)	$(24,553)
Loss from consolidated entities attributable to noncontrolling interests	707	278
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,762	3,057
Preferred dividends	(8,490)	(8,331)
Net loss attributable to common shareholders	(23,176)	(29,549)
Depreciation and amortization of real estate	31,615	33,517
Impairment charges	(96)	(92)
Net loss attributable to redeemable noncontrolling interests in operating partnership	(2,762)	(3,057)
Equity in loss of unconsolidated joint ventures	6,888	10,304
Company's portion of FFO of unconsolidated joint ventures	5,636	2,455
FFO available to common shareholders	18,105	13,578
Write-off of loan costs and exit fees	1,971	—
Other income (1)	393	356
Unrealized gain on marketable securities	(2,701)	(1,785)
Unrealized loss on derivatives	7,149	9,941
Equity-based compensation adjustment for modified employment terms	4,678	991
Company's portion of adjustments to FFO of unconsolidated joint ventures	19	95
Adjusted FFO available to common shareholders	$29,614	$23,176
____________________________________
(1) Other income, primarily consisting of net realized loss on marketable securities in both periods, is excluded from Adjusted FFO.

HOTEL PORTFOLIO

The following table presents certain information related to our hotel properties as of March 31, 2013:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100%	150
Embassy Suites	Herndon, VA	Full service	150	100%	150
Embassy Suites	Las Vegas, NV	Full service	220	100%	220
Embassy Suites	Syracuse, NY	Full service	215	100%	215
Embassy Suites	Flagstaff, AZ	Full service	119	100%	119
Embassy Suites	Houston, TX	Full service	150	100%	150
Embassy Suites	West Palm Beach, FL	Full service	160	100%	160
Embassy Suites	Philadelphia, PA	Full service	263	100%	263
Embassy Suites	Walnut Creek, CA	Full service	249	100%	249
Embassy Suites	Arlington, VA	Full service	267	100%	267
Embassy Suites	Portland, OR	Full service	276	100%	276
Embassy Suites	Santa Clara, CA	Full service	257	100%	257
Embassy Suites	Orlando, FL	Full service	174	100%	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100%	119
Hilton	Houston, TX	Full service	243	100%	243
Hilton	St. Petersburg, FL	Full service	333	100%	333
Hilton	Santa Fe, NM	Full service	157	100%	157
Hilton	Bloomington, MN	Full service	300	100%	300
Hilton	Washington DC	Full service	544	75%	408
Hilton	Costa Mesa, CA	Full service	486	100%	486
Homewood Suites	Mobile, AL	Select service	86	100%	86
Hampton Inn	Lawrenceville, GA	Select service	86	100%	86
Hampton Inn	Evansville, IN	Select service	141	100%	141
Hampton Inn	Terre Haute, IN	Select service	112	100%	112
Hampton Inn	Buford, GA	Select service	92	100%	92
Marriott	Durham, NC	Full service	225	100%	225
Marriott	Arlington, VA	Full service	697	100%	697
Marriott	Seattle, WA	Full service	358	100%	358
Marriott	Bridgewater, NJ	Full service	347	100%	347
Marriott	Plano, TX	Full service	404	100%	404
Marriott	Dallas, TX	Full service	266	100%	266
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100%	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100%	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100%	90
SpringHill Suites by Marriott	Buford, GA	Select service	96	100%	96
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100%	162
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100%	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100%	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100%	120
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100%	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100%	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100%	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100%	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	87	100%	87
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100%	388
Courtyard by Marriott	Bloomington, IN	Select service	117	100%	117

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Columbus, IN	Select service	90	100%	90
Courtyard by Marriott	Louisville, KY	Select service	150	100%	150
Courtyard by Marriott	Crystal City, VA	Select service	272	100%	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100%	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100%	168
Courtyard by Marriott	Palm Desert, CA	Select service	151	100%	151
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100%	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100%	154
Courtyard by Marriott	Philadelphia, PA	Select service	498	100%	498
Courtyard by Marriott	Seattle, WA	Select service	250	100%	250
Courtyard by Marriott	San Francisco, CA	Select service	405	100%	405
Courtyard by Marriott	Orlando, FL	Select service	312	100%	312
Courtyard by Marriott	Oakland, CA	Select service	156	100%	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100%	180
Courtyard by Marriott	Plano, TX	Select service	153	100%	153
Courtyard by Marriott	Edison, NJ	Select service	146	100%	146
Courtyard by Marriott	Newark, CA	Select service	181	100%	181
Courtyard by Marriott	Manchester, CT	Select service	90	85%	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100%	235
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100%	210
Marriott Residence Inn	Evansville, IN	Select service	78	100%	78
Marriott Residence Inn	Orlando, FL	Select service	350	100%	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100%	159
Marriott Residence Inn	San Diego, CA	Select service	150	100%	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100%	144
Marriott Residence Inn	Palm Desert, CA	Select service	130	100%	130
Marriott Residence Inn	Las Vegas, NV	Select service	256	100%	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100%	200
Marriott Residence Inn	Plano, TX	Select service	126	100%	126
Marriott Residence Inn	Newark, CA	Select service	168	100%	168
Marriott Residence Inn	Manchester, CT	Select service	96	85%	82
Marriott Residence Inn	Atlanta, GA	Select service	150	100%	150
Marriott Residence Inn	Jacksonville, FL	Select service	120	100%	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100%	144
One Ocean	Atlantic Beach, FL	Full service	193	100%	193
Sheraton Hotel	Langhorne, PA	Full service	187	100%	187
Sheraton Hotel	Minneapolis, MN	Full service	222	100%	222
Sheraton Hotel	Indianapolis, IN	Full service	371	100%	371
Sheraton Hotel	Anchorage, AK	Full service	370	100%	370
Sheraton Hotel	San Diego, CA	Full service	260	100%	260
Hyatt Regency	Coral Gables, FL	Full service	242	100%	242
Crowne Plaza	Beverly Hills, CA	Full service	260	100%	260
Annapolis Historic Inn	Annapolis, MD	Full service	124	100%	124
Ground Lease Properties
Hilton	Ft. Worth, TX	Full service	294	100%	294
Hilton	La Jolla, CA	Full service	394	75%	296
Crowne Plaza	Key West, FL	Full service	160	100%	160
Renaissance	Tampa, FL	Full service	293	100%	293
Total			20,034		19,773

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments and our derivatives portfolio that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. There have been no material changes to the analysis below since December 31, 2012.

At March 31, 2013, our total indebtedness of $2.4 billion included $724.8 million of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2013 would be approximately $1.8 million annually. Interest rate changes have no impact on the remaining $1.7 billion of fixed-rate debt.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2013, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We primarily use interest rate derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. We periodically enter into various interest rate swap, cap, floor, and flooridor transactions that are not designated as hedges. These instruments currently have maturities ranging from May 2014 to March 2015. Changes in fair market values of these transactions are noncash items and are recorded in earnings. These interest rate derivatives have resulted in total income of approximately $234.4 million from their inception in 2008 through March 31, 2013. Based on the LIBOR rates in effect on March 31, 2013, these derivatives are not expected to result in any income or expense for the remainder of 2013.

In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation.  The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments.  If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses.  The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity).  For all CMBX trades completed to date, we were the buyer of protection.  Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At March 31, 2013, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K, filed on November 12, 2010)

10.1
Chairman Emeritus Agreement, dated as of January 7, 2013, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's 8-K, filed on January 9, 2013)

10.2.1*	Employment Agreement, dated as of March 24, 2011, between Ashford Hospitality Trust, Inc. and Jeremy Welter

10.2.2*	Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc. and Jeremy Welter

12.0*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Date:	May 9, 2013	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 9, 2013	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer