Form 10-Q
period 2013-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2013-08-07
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	80,566,496
(Class)	Outstanding at August 5, 2013

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Cash and cash equivalents	$250,464	$185,935
Marketable securities	24,521	23,620
Total cash, cash equivalents and marketable securities	274,985	209,555
Investment in hotel properties, net	2,938,552	2,872,304
Restricted cash	77,954	84,786
Accounts receivable, net of allowance of $364 and $265, respectively	37,540	35,116
Inventories	2,296	2,111
Notes receivable, net of allowance of $8,138 and $8,333, respectively	11,404	11,331
Investment in unconsolidated joint ventures	154,173	158,694
Deferred costs, net	14,186	17,194
Prepaid expenses	15,277	10,145
Derivative assets, net	26	6,391
Other assets	5,565	4,594
Intangible asset, net	2,676	2,721
Due from affiliates	2,369	1,168
Due from third-party hotel managers	55,155	48,619
Total assets	$3,592,158	$3,464,729
Liabilities and Equity
Liabilities:
Indebtedness	$2,381,932	$2,339,410
Accounts payable and accrued expenses	96,898	84,293
Dividends payable	20,585	18,258
Unfavorable management contract liabilities	8,847	11,165
Due to related party, net	782	3,725
Due to third-party hotel managers	2,038	1,410
Liabilities associated with marketable securities and other	1,666	1,641
Other liabilities	6,083	6,348
Total liabilities	2,518,831	2,466,250

Redeemable noncontrolling interests in operating partnership	182,289	151,179

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at June 30, 2013 and December 31, 2012	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at June 30, 2013 and December 31, 2012	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued, 79,316,147 and 68,150,617 shares outstanding at June 30, 2013 and December 31, 2012, respectively	1,249	1,249
Additional paid-in capital	1,866,293	1,766,168
Accumulated other comprehensive loss	(263)	(282)
Accumulated deficit	(835,308)	(770,467)
Treasury stock, at cost (45,580,618 shares and 56,746,148 shares at June 30, 2013 and December 31, 2012, respectively)	(142,245)	(164,884)
Total shareholders’ equity of the Company	889,884	831,942
Noncontrolling interests in consolidated entities	1,154	15,358
Total equity	891,038	847,300
Total liabilities and equity	$3,592,158	$3,464,729
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE	(Unaudited)		(Unaudited)
Rooms	$205,740	$189,829	$389,209	$359,288
Food and beverage	43,234	41,943	82,884	81,650
Other	9,429	8,929	18,145	16,743
Total hotel revenue	258,403	240,701	490,238	457,681
Other	136	77	243	152
Total Revenue	258,539	240,778	490,481	457,833
EXPENSES
Hotel operating expenses:
Rooms	45,075	41,802	87,231	80,402
Food and beverage	27,616	26,950	54,791	53,951
Other expenses	73,356	71,171	141,648	136,265
Management fees	10,686	9,892	20,579	18,881
Total hotel operating expenses	156,733	149,815	304,249	289,499
Property taxes, insurance, and other	11,663	10,138	23,911	21,850
Depreciation and amortization	32,842	33,477	65,322	67,133
Impairment charges	(99)	(95)	(195)	(187)
Transaction costs	1,170	—	1,170	—
Corporate, general, and administrative	14,699	11,930	29,215	22,176
Total Operating Expenses	217,008	205,265	423,672	400,471
OPERATING INCOME	41,531	35,513	66,809	57,362
Equity in earnings (loss) of unconsolidated joint ventures	2,367	23	(4,521)	(10,281)
Interest income	13	22	49	54
Other income	310	6,703	6,132	14,317
Interest expense and amortization of loan costs	(36,026)	(36,284)	(71,406)	(71,160)
Write-off of loan costs and exit fees	—	—	(1,971)	—
Unrealized gain (loss) on marketable securities	(919)	1,628	1,782	3,413
Unrealized gain (loss) on derivatives	789	(7,458)	(6,360)	(17,399)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,065	147	(9,486)	(23,694)
Income tax expense	(465)	(1,366)	(1,069)	(2,245)
INCOME (LOSS) FROM CONTINUING OPERATIONS	7,600	(1,219)	(10,555)	(25,939)
Income (loss) from discontinued operations	—	(4,721)	—	(4,554)
NET INCOME (LOSS)	7,600	(5,940)	(10,555)	(30,493)
(Income) loss from consolidated entities attributable to noncontrolling interests	8	(54)	715	224
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(502)	1,180	2,260	4,238
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	7,106	(4,814)	(7,580)	(26,031)
Preferred dividends	(8,491)	(8,490)	(16,981)	(16,822)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,385)	$(13,304)	$(24,561)	$(42,853)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Basic:
Loss from continuing operations attributable to common shareholders	$(0.02)	$(0.14)	$(0.36)	$(0.58)
Income (loss) from discontinued operations attributable to common shareholders	—	(0.06)	—	(0.06)
Loss attributable to common shareholders	$(0.02)	$(0.20)	$(0.36)	$(0.64)
Weighted average common shares outstanding – basic	68,489	67,639	68,088	67,396
Diluted:
Loss from continuing operations attributable to common shareholders	$(0.02)	$(0.14)	$(0.36)	$(0.58)
Income (loss) from discontinued operations attributable to common shareholders	—	(0.06)	—	(0.06)
Loss attributable to common shareholders	$(0.02)	$(0.20)	$(0.36)	$(0.64)
Weighted average common shares outstanding – diluted	68,489	67,639	68,088	67,396

Dividends declared per common share	$0.12	$0.11	$0.24	$0.22

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$7,106	$(678)	$(7,580)	$(22,043)
Income (loss) from discontinued operations	—	(4,136)	—	(3,988)
Preferred dividends	(8,491)	(8,490)	(16,981)	(16,822)
Net loss attributable to common shareholders	$(1,385)	$(13,304)	$(24,561)	$(42,853)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income (loss)	$7,600	$(5,940)	$(10,555)	$(30,493)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	—	(102)	(2)	(111)
Reclassification to interest expense	16	11	24	23
Total other comprehensive income (loss)	16	(91)	22	(88)
Comprehensive income (loss)	7,616	(6,031)	(10,533)	(30,581)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	8	(54)	715	224
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(504)	1,191	2,257	4,249
Comprehensive income (loss) attributable to the Company	$7,120	$(4,894)	$(7,561)	$(26,108)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Preferred Stock								Additional Paid In Capital		Accumulated Other Comprehensive Loss			Noncontrolling Interests In Consolidated Entities		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts		Total
Balance at January 1, 2013	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,766,168	$(770,467)	$(282)	(56,746)	$(164,884)	$15,358	$847,300	$151,179
Equity-based compensation	—	—	—	—	—	—	—	—	1,184	—	—	—	—	—	1,184	11,709
Forfeitures of restricted common shares	—	—	—	—	—	—	—	—	3	—	—	(1)	(3)	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(540)	—	—	198	540	—	—	69
Issuances of preferred stock	—	—	—	—	—	—	—	—	244	—	—	—	—	—	244	—
Purchases of Treasury Shares	—	—	—	—	—	—	—	—	—	—	—	(32)	(391)	—	(391)	—
Reissuances of Treasury Shares	—	—	—	—	—	—	—	—	103,398	—	—	11,000	22,493	—	125,891	—
Dividends declared- common stock	—	—	—	—	—	—	—	—	—	(17,718)	—	—	—	—	(17,718)	—
Dividends declared- Preferred Stock- Series A	—	—	—	—	—	—	—	—	—	(1,771)	—	—	—	—	(1,771)	—
Dividends declared- Preferred Stock- Series D	—	—	—	—	—	—	—	—	—	(10,001)	—	—	—	—	(10,001)	—
Dividends declared – Preferred Stock- Series E	—	—	—	—	—	—	—	—	—	(5,209)	—	—	—	—	(5,209)	—
Net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	21	—	—	—	21	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,489)	(13,489)	(5,137)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(22,562)	—	—	—	—	(22,562)	22,562
Unvested operating partnership units adjustment	—	—	—	—	—	—	—	—	(4,164)	—	—	—	—	—	(4,164)	4,164
Net loss	—	—	—	—	—	—	—	—	—	(7,580)	—	—	—	(715)	(8,295)	(2,260)
Balance at June 30, 2013	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,866,293	$(835,308)	$(263)	(45,581)	$(142,245)	$1,154	$891,038	$182,289

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities	(Unaudited)
Net loss	$(10,555)	$(30,493)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	65,322	68,539
Impairment charges	(195)	3,933
Amortization of loan costs, write-off of loan costs, and exit fees	5,755	2,678
Equity in loss of unconsolidated joint ventures	4,521	10,281
Income from financing derivatives	(6,215)	(15,935)
Gain on disposition of hotel properties	(76)	—
Realized and unrealized gains on marketable securities	(1,388)	(1,730)
Purchases of marketable securities	(14,255)	(32,739)
Sales of marketable securities	14,124	32,538
Net settlement of trading derivatives	229	(1,435)
Unrealized loss on derivatives	6,360	17,399
Equity-based compensation	12,893	9,369
Changes in operating assets and liabilities, exclusive of effect of hotel acquisition:
Restricted cash	6,832	7,511
Accounts receivable and inventories	(4,071)	(12,070)
Prepaid expenses and other assets	(5,528)	(3,249)
Accounts payable and accrued expenses	13,698	14,817
Due to/from affiliates	(1,201)	(1,053)
Due to/from related parties	(2,943)	(239)
Due to/from third-party hotel managers	(5,908)	1,176
Other liabilities	(2,548)	(1,094)
Net cash provided by operating activities	74,851	68,204

Cash Flows from Investing Activities
Proceeds from payments of notes receivable	122	123
Net proceeds from sales of hotel properties	307	—
Acquisition of hotel property, net of cash acquired	(88,204)	—
Improvements and additions to hotel properties	(44,850)	(44,086)
Net cash used in investing activities	(132,625)	(43,963)

Cash Flows from Financing Activities
Borrowings on indebtedness	199,875	135,000
Repayments of indebtedness	(157,353)	(180,912)
Payments of loan costs	(2,876)	(3,666)
Payments of dividends	(37,509)	(35,044)
Purchases of treasury shares	(391)	—
Payments for derivatives	(36)	(137)
Cash income from derivatives	7,878	16,028
Issuance of common stock	—	—
Issuance of preferred stock	244	15,983
Issuances of treasury stock	125,891	—
Contributions from noncontrolling interests in consolidated entities	—	300
Distributions to noncontrolling interests in consolidated entities	(13,489)	—
Other	69	64
Net cash provided by (used in) financing activities	122,303	(52,384)

Net increase (decrease) in cash and cash equivalents	64,529	(28,143)
Cash and cash equivalents at beginning of period	185,935	167,609
Cash and cash equivalents at end of period	$250,464	$139,466
Supplemental Cash Flow Information
Interest paid	$65,701	$68,873
Income taxes paid (refunded)	$936	$(204)
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$—	$2,397

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

As of June 30, 2013, we owned interests in the following hotel properties (all located in the United States) and notes receivable:

•
95 consolidated hotel properties ("legacy hotel properties"), including 91 directly owned and four owned through majority-owned investments in consolidated entities, which represent 20,176 total rooms (or 19,915 net rooms excluding those attributable to our partners),

•
28 hotel properties owned through a 71.74% common equity interest and a 50.0% preferred equity interest in an unconsolidated joint venture (“PIM Highland JV”), which represent 8,084 total rooms (or 5,800 net rooms excluding those attributable to our joint venture partner),

•	92 hotel condominium units at WorldQuest Resort in Orlando, Florida, and

•	a mezzanine loan with a carrying value of $3.3 million and a note with the city of Philadelphia, Pennsylvania of $8.1 million.

For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2013, our 95 legacy hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of June 30, 2013, the 28 hotel properties owned by our unconsolidated joint venture, PIM Highland JV, are leased to its wholly owned subsidiary that is treated as a taxable REIT subsidiary for federal income tax purposes.

As of June 30, 2013, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 54 of our 95 legacy hotel properties, 21 of the 28 PIM Highland JV hotel properties, and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.

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

The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
Marriott International, Inc. (“Marriott”) currently manages 32 of our legacy hotel properties. There were eight additional hotel properties managed by Marriott until May 31, 2013. For these 40 Marriott-managed hotels, the 2012 fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and 16 weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31st, June 30th, September 30th and December 31st. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the 2013 and 2012 fiscal years began on December 29, 2012 and December 31, 2011, respectively. The second quarters of 2013 and 2012 began on April 1, 2013 and March 24, 2012, respectively and ended on June 30, 2013 and June 15, 2012, respectively. As a result, the quarter ended June 30, 2013 contained 91 days while the quarter ended June 15, 2012 contained 84 days and the six month periods contained 184 days and 168 days, respectively. Prior results have not been adjusted.

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

Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property's net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for investment in hotel properties included in continuing operations for the three and six months ended June 30, 2013 and 2012.

Notes Receivable – Mezzanine loan financing, classified as notes receivable, represents loans held for investment and intended to be held to maturity. Accordingly, these notes are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three and six months ended June 30, 2013 and 2012.

Variable interest entities (“VIEs”), as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIEs do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at June 30, 2013 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. Although the note receivable is considered to be a variable interest in the entity that owns the related hotel, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded during the three and six months ended June 30, 2013 and 2012. Valuation adjustments of $99,000 and $195,000 on previously impaired notes were credited to impairment charges during the three and six months ended June 30, 2013, respectively. Valuation adjustments of $95,000 and $187,000 on previously impaired notes were credited to impairment charges during the three and six months ended June 30, 2012, respectively.

Investments in Unconsolidated Joint Ventures – Investments in unconsolidated joint ventures, in which we have ownership interests ranging from 14.4% to 71.74%, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint ventures' net income (loss). We review investments in our unconsolidated joint ventures for impairment in each reporting period. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint ventures. No such impairments were recorded in the three and six months ended June 30, 2013 and 2012.

Our investments in unconsolidated joint ventures are considered to be variable interests in the underlying entities. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that the VIE operates as designed, and (iii) an obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct our unconsolidated joint ventures’ activities and operations, we are not considered to be the primary beneficiary of these joint ventures. Although we have a 71.74% majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $154.2 million at June 30, 2013 based on our share of the joint venture’s equity. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

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

During the three and six months ended June 30, 2012, discontinued operations included two hotel properties disposed of in 2012. The Doubletree Guest Suites hotel in Columbus, Ohio was sold in November 2012 and the Hilton El Conquistador hotel in Tucson, Arizona was disposed of in December 2012. For the three and six months ended June 30, 2012, we recognized an impairment charge of $4.1 million on the Hilton El Conquistador hotel. There were no assets held for sale as of June 30, 2013 and December 31, 2012.

Marketable Securities – Marketable securities, including U.S. treasury bills, public equity securities and equity put and call options of certain publicly traded companies, are recorded at fair value. Equity put and call options are considered derivatives. The fair value of these investments is based on the closing price as of the balance sheet date and is reported as “Marketable securities” or “Liabilities associated with marketable securities and other” in the consolidated balance sheets. On the consolidated statements of operations, net investment income, including interest income (expense), dividends, realized gains or losses and related costs incurred, is reported as a component of “Other income” while unrealized gains and losses on these investments are reported as “Unrealized gain on marketable securities."

Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as Internet access, laundry, parking, and space rentals, are recognized when services have been rendered. Interest income is recognized when earned.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Sales taxes collected from customers and submitted to taxing authorities are not recorded in revenue.

Derivatives and Hedges – We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate derivatives could include swaps, caps, floors and flooridors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All of our derivatives are subject to master-netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.

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

Reclassifications – Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2012 have been reclassified for discontinued operations. Additionally, certain amounts due from affiliates have been reclassified in the 2012 consolidated statement of cashflows. These reclassifications had no effect on our cash flows, equity, or net income (loss) previously reported.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.	Summary of Significant Transactions

Refinanced our $141.7 Million Mortgage Loan - On February 26, 2013, we refinanced our $141.7 million loan due August 2013, which had an outstanding balance of $141.0 million, with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey Pines in La Jolla, CA. We have a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which was added to our unrestricted cash balance.

Acquisition of the Pier House Resort - On May 14, 2013, we acquired a 100% interest in the Pier House Resort in Key West, Florida, for a contractual purchase price of $90.0 million in cash and incurred transaction costs of approximately $747,000, which are included in transaction costs. The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to investments in hotel properties, property level working capital balances and any potential intangibles. Thus, the balances recorded are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact the deprecation and amortization expense included on our consolidated statement of operations.

Planned Spin-off of an 8-hotel Portfolio - On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution will be comprised of common stock in Ashford Hospitality Prime, Inc. (“Ashford Prime”), a newly formed company to which we plan to contribute the portfolio interests. This distribution will be made on a pro rata basis to holders of our common stock as of the distribution record date. A Form 10 registration statement has been filed with the SEC. The Form 10 registration statement must become effective before the spin-off can be completed. The spin-off is expected to take place by the end of the third quarter and completion is subject to third party consents, the execution of inter-company agreements, arrangement of adequate financing arrangements and other related matters. Ashford Prime is expected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, and intends to file an application to list its shares of common stock on the New York Stock Exchange, under the symbol “AHP.” The proposed transaction also includes options to purchase the Marriott Crystal Gateway in Arlington, Virginia and the Pier House Resort in Key West, Florida. Ashford Prime is expected to have an initial annual dividend policy of a minimum of $0.04 per Ashford Hospitality Trust, Inc. share equivalent.

The net assets of the eight hotel properties in the spin-off will be included in "assets held and used" until the spin-off is completed and the assets have been disposed of in accordance with the applicable accounting guidance. The operating results of the hotel properties in our consolidated statements of operations will be evaluated at the time the disposal is completed for inclusion in discontinued operations, in accordance with the applicable accounting guidance. The Marriott Crystal Gateway in Arlington, Virginia and the Pier House Resort in Key West, Florida are included in "assets held and used" and continuing operations as they do not meet the requirements to be classified as "held for sale" or "discontinued operations" in accordance with the applicable accounting guidance.

Common Stock Offering - On June 20, 2013, we commenced a follow-on public offering of 11.0 million shares of our common stock at $12.00 per share for gross proceeds of $132.0 million. The aggregate proceeds, net of the 4.25% underwriting discount and other expenses of $500,000, were approximately $125.9 million. The offering settled on June 26, 2013. We granted the underwriters a 30-day option to purchase up to an additional 1.65 million shares of our common stock. Subsequent to June 30, 2013 the underwriters partially exercised their option and purchased an additional 1.25 million shares of our common stock at a price of $12.00 per share less the underwriting discount and dividend resulting in additional proceeds of approximately $14.2 million. See Note 17.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Investments in Hotel Properties, net

Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$523,708	$483,242
Buildings and improvements	2,820,311	2,779,589
Furniture, fixtures, and equipment	215,204	224,907
Construction in progress	8,997	10,499
Condominium properties	12,590	12,690
Total cost	3,580,810	3,510,927
Accumulated depreciation	(642,258)	(638,623)
Investments in hotel properties, net	$2,938,552	$2,872,304

Acquisition of the Pier House Resort - On May 14, 2013 we acquired a 100% interest in the Pier House Resort in Key West, Florida, for a contractual purchase price of $90.0 million in cash. In connection with the acquisition, we incurred transaction costs of $747,000, which are included in transaction costs on the consolidated statement of operations. The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to investments in hotel properties, property level working capital balances and any potential intangibles. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact the depreciation and amortization expense included on our consolidated statements of operations.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$40,466
Buildings and improvements	40,466
Furniture, fixtures, and equipment	8,993
89,925
Net other assets and liabilities	(1,691)
Total	$88,234

The results of operations of the hotel property have been included in our results of operations since May 14, 2013. For both the three and six months ended June 30, 2013, we have included revenues of $2.4 million and net income of $575,000 in the consolidated statements of operations.

The following table reflects the unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2012, reflecting the addition of the Pier House operating results for the applicable periods from January 1, 2012 through May 13, 2013 and the removal of the $747,000 of transaction costs for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue	$261,248	$245,742	$499,142	$468,333
Income (loss) from continuing operations	$9,436	$513	$(6,132)	$(21,985)
Net income (loss)	$9,436	$(4,208)	$(6,132)	$(26,539)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.	Notes Receivable

As of June 30, 2013 and December 31, 2012, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 8.

In addition, as of June 30, 2013 and December 31, 2012, we had one mezzanine loan receivable with a net carrying value of $3.3 million and $3.2 million, respectively, net of a valuation allowance of $8.1 million and $8.3 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.

6.	Investment in Unconsolidated Joint Ventures

Effective March 10, 2011, PIM Highland JV, a 28 hotel portfolio, became an investment in unconsolidated joint venture when we acquired a 71.74% common equity interest and a $25.0 million, or 50%, preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Although we have majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $154.2 million and $158.7 million at June 30, 2013 and December 31, 2012, respectively.

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

The following tables summarize the consolidated balance sheets as of June 30, 2013 and December 31, 2012 and the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 of the PIM Highland JV (in thousands):

PIM Highland JV
Condensed Consolidated Balance Sheets
	June 30, 2013	December 31, 2012
Total assets	$1,416,682	$1,417,204

Total liabilities	1,180,613	1,176,298
Members' equity	236,069	240,906
Total liabilities and members' equity	$1,416,682	$1,417,204

Our ownership interest in PIM Highland JV	$154,173	$158,694

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

PIM Highland JV
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Total revenue	$118,263	$112,802	$220,536	$206,054
Total expenses	(97,305)	(95,169)	(192,065)	(185,236)
Operating income	20,958	17,633	28,471	20,818
Interest income and other	23	33	41	64
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	(16,149)	(15,886)	(31,851)	(31,411)
Other expenses	—	(11)	—	(64)
Income tax expense	(782)	(1,089)	(1,498)	(2,463)
Net income (loss)	$4,050	$680	$(4,837)	$(13,056)

Our equity in earnings (loss) of PIM Highland JV	$2,367	$23	$(4,521)	$(10,281)

Additionally, as of June 30, 2013 and December 31, 2012, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.

7.	Assets Held for Sale and Discontinued Operations

During the three and six months ended June 30, 2012, discontinued operations included two hotel properties disposed of in 2012. The Doubletree Guest Suites hotel in Columbus, Ohio was sold in November 2012 and the Hilton El Conquistador hotel in Tucson, Arizona was disposed of in December 2012.

During the second quarter of 2012, we determined the hotel property in Tucson, Arizona was not to be held long-term as operating cash flows were not anticipated to cover principal and interest payments of the related debt secured by this hotel. In addition, regarding this loan, we ceased making principal and interest payments after July 31, 2012. Based on our assessment, which included marketing this hotel for sale, we concluded that the carrying value of this asset would not be recoverable. Consequently, in the second quarter of 2012, we recognized an impairment charge of $4.1 million related to this hotel, which reduced its carrying value to $19.7 million and represented our estimate of its fair value. The impairment charge was based on methodologies discussed in Note 2, which are considered Level 3 valuation techniques. There were no assets held for sale as of June 30, 2013 and December 31, 2012.

The following table summarizes the operating results of the discontinued hotel properties (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012

Hotel revenues	$8,355	$17,187
Hotel operating expenses	(7,557)	(14,751)
Operating income	798	2,436
Property taxes, insurance, and other	(387)	(830)
Depreciation and amortization	(707)	(1,406)
Impairment charges	(4,120)	(4,120)
Interest expense and amortization of loan costs	(305)	(634)
Loss from discontinued operations before income tax expense	(4,721)	(4,554)
Income tax expense	—	—
Loss from discontinued operations	(4,721)	(4,554)
Loss from discontinued operations attributable to redeemable noncontrolling interest in operating partnership	585	566
Loss from discontinued operations attributable to the Company	$(4,136)	$(3,988)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.	Indebtedness

Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2013	December 31, 2012

Mortgage loan (5)	2 hotels	August 2013	LIBOR (1) + 2.75%	$—	$141,667
Mortgage loan (3)	5 hotels	March 2014	LIBOR (1) + 4.50%	170,682	173,180
Mortgage loan (2)	9 hotels	May 2014	LIBOR (1) + 6.50%	135,000	135,000
Mortgage loan	1 hotel	May 2014	8.32%	5,198	5,285
Senior credit facility (4)	Various	September 2014	LIBOR (1) + 2.75% to 3.50%	—	—
Mortgage loan (2)	5 hotels	November 2014	Greater of 6.40% or LIBOR (1) + 6.15%	211,000	211,000
Mortgage loan	8 hotels	December 2014	5.75%	103,523	104,680
Mortgage loan	10 hotels	July 2015	5.22%	151,044	152,513
Mortgage loan	8 hotels	December 2015	5.7%	95,910	96,907
Mortgage loan	5 hotels	February 2016	5.53%	109,154	110,169
Mortgage loan	5 hotels	February 2016	5.53%	90,522	91,364
Mortgage loan	5 hotels	February 2016	5.53%	78,412	79,140
Mortgage loan (6)	1 hotel	April 2017	5.91%	34,523	34,735
Mortgage loan	2 hotels	April 2017	5.95%	126,519	127,289
Mortgage loan	3 hotels	April 2017	5.95%	257,455	259,021
Mortgage loan	5 hotels	April 2017	5.95%	114,039	114,732
Mortgage loan	5 hotels	April 2017	5.95%	102,503	103,126
Mortgage loan	5 hotels	April 2017	5.95%	155,970	156,918
Mortgage loan	7 hotels	April 2017	5.95%	124,758	125,517
Mortgage loan (5)	2 hotels	February 2018	LIBOR (1) + 3.50%	199,275	—
TIF loan (6) (7)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan	1 hotel	November 2020	6.26%	101,916	102,562
Mortgage loan	1 hotel	April 2034	Greater of 6.00% or Prime + 1.00%	6,431	6,507
Total				$2,381,932	$2,339,410
____________________________________
(1) LIBOR rates were 0.195% and 0.209% at June 30, 2013 and December 31, 2012, respectively.
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
(5) On February 26, 2013, we refinanced our $141.7 million loan due August 2013 with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor.
(6) These loans are collateralized by the same property.
(7) The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See Note 5.

On February 26, 2013, we refinanced our $141.7 million loan due August 2013, which had an outstanding balance of $141.0 million, with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey Pines in La Jolla, CA. We have a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which was added to our unrestricted cash balance.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford or AHLP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford or AHLP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of June 30, 2013, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with these covenant provisions would result in us being in default on any derivative instrument obligations covered by the applicable agreement. At June 30, 2013, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was a liability of $190,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss from continuing operations allocated to common shareholders:
Loss from continuing operations attributable to the Company	$7,106	$(678)	$(7,580)	$(22,043)
Less: Dividends on preferred stocks	(8,491)	(8,490)	(16,981)	(16,822)
Less: Dividends on common stock	(9,467)	(7,442)	(17,606)	(14,838)
Less: Dividends on unvested restricted shares	(51)	(56)	(112)	(160)
Undistributed loss from continuing operations	(10,903)	(16,666)	(42,279)	(53,863)
Add back: Dividends on common stock	9,467	7,442	17,606	14,838
Distributed and undistributed loss from continuing operations - basic and diluted	$(1,436)	$(9,224)	$(24,673)	$(39,025)

Income from discontinued operations allocated to common shareholders:
Income from discontinued operations - basic and diluted	$—	$(4,136)	$—	$(3,988)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted	68,489	67,639	68,088	67,396

Basic loss per share:
Loss from continuing operations allocated to common shareholders per share	$(0.02)	$(0.14)	$(0.36)	$(0.58)
Income from discontinued operations allocated to common shareholders per share	—	(0.06)	—	(0.06)
Net loss allocated to common shareholders per share	$(0.02)	$(0.20)	$(0.36)	$(0.64)

Diluted loss per share:
Loss from continuing operations allocated to common shareholders per share	$(0.02)	$(0.14)	$(0.36)	$(0.58)
Income from discontinued operations allocated to common shareholders per share	—	(0.06)	—	(0.06)
Net loss allocated to common shareholders per share	$(0.02)	$(0.20)	$(0.36)	$(0.64)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Due to the anti-dilutive effect, the computation of diluted loss per diluted share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss from continuing operations allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$51	$56	$112	$160
Income (loss) attributable to noncontrolling interest in operating partnership units	502	(1,180)	(2,260)	(4,238)
Total	$553	$(1,124)	$(2,148)	$(4,078)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	106	101	126	266
Effect of assumed conversion of operating partnership units	18,894	17,577	18,430	17,129
Total	19,000	17,678	18,556	17,395

10.	Derivative Instruments and Hedging

Interest Rate Derivatives – We are exposed to risks arising from our business operations, economic conditions, and financial markets. To manage these risks, we use interest rate derivatives to hedge our debt and potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. Interest rate derivatives may include interest rate swaps, caps, floors and flooridors. Our derivatives are subject to master-netting settlement arrangements. The maturities on these instruments range from May 2014 to March 2015. To mitigate nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.

Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation.  The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments.  If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses.  The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity).  For all CMBX trades completed to date, we were the buyer of protection.  Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in market value is over $250,000. Credit default swaps had a net carrying value of a liability of $190,000 as of June 30, 2013, which is included in "Liabilities associated with marketable securities and other" in the consolidated balance sheets. At December 31, 2012, credit default swaps had a carrying value of an asset of $170,000, which is included in “Derivative assets, net” in the consolidated balance sheets. We recognized unrealized gains (losses) of $773,000 and $(131,000) for the three and six months ended June 30, 2013, respectively, and $487,000 and $(1.7) million for the three and six months ended June 30, 2012, respectively, that are included in “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

Marketable Securities and Liabilities Associated with Marketable Securities and other – We invest in public securities, including stocks and put and call options, which are considered derivatives. At June 30, 2013, we had investments in these derivatives totaling $862,000 and liabilities of $79,000. At December 31, 2012, we had investments in these derivatives totaling $612,000 and liabilities of $299,000.

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

When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2013, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.19% to 0.32% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (4)	Total

June 30, 2013:
Assets
Derivative Assets:
Interest rate derivatives - non-hedges	$—	$24	$—	$24	(1)
Interest rate derivatives - hedges	—	2	—	2	(1)
Equity put and call options	862	—	—	862	(2)
Non-derivative Assets:
Equity and US treasury securities	23,659	—	—	23,659	(2)
Total	24,521	26	—	24,547

Liabilities
Derivative Liabilities:
Credit default swaps	—	2,802	(2,992)	(190)	(3)
Short-equity call options	(79)	—	—	(79)	(3)
Non-derivative Liabilities:
Margin account balance	(1,397)	—	—	(1,397)	(3)
Total	(1,476)	2,802	(2,992)	(1,666)
Net	$23,045	$2,828	$(2,992)	$22,881

December 31, 2012:
Assets
Derivative Assets:
Interest rate derivatives - non-hedges	$—	$10,617	$—	$10,617	(1)
Interest rate derivatives - hedges	—	4	—	4	(1)
Credit default swaps	—	2,933	(2,763)	170	(1)
Equity put and call options	612	—	—	612	(2)
Non-derivative Assets:
Equity and US treasury securities	23,008	—	—	23,008	(2)
Total	23,620	13,554	(2,763)	34,411
Liabilities
Derivative Liabilities:
Interest rate derivatives - non-hedges	—	(4,400)	—	(4,400)	(1)
Short-equity put options	(7)	—	—	(7)	(3)
Short-equity call options	(292)	—	—	(292)	(3)
Non-derivative Liabilities:
Margin account balance	(1,342)	—	—	(1,342)	(3)
Total	(1,641)	(4,400)	—	(6,041)
Net	$21,979	$9,154	$(2,763)	$28,370
____________________________________
(1) Reported net as “Derivative assets, net” in the consolidated balance sheets.
(2) Reported as “Marketable securities” in the consolidated balance sheets.
(3) Reported as “Liabilities associated with marketable securities and other” in the consolidated balance sheets.
(4) Represents cash collateral posted by our counterparty.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations

The following tables summarizes the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2013		2012		2013		2012		2013	2012
Assets
Derivative Assets:
Interest rate derivatives	$16		$(13,034)		$—		$13,477		$16	$11
Equity put and call options	(18)		(963)		—		—		—	—
Non-derivative Assets:
Equity and US treasury securities	(1,466)		1,391		—		—		—	—
Total	(1,468)		(12,606)		—		13,477		16	11
Liabilities
Derivative Liabilities:
Interest rate derivatives	—		5,089		—		(5,511)		—	—
Credit default swaps	750		487		—		—		—	—
Short-equity put options	—		317		—		—		—	—
Short-equity call options	670		(420)		—		—		—	—
Total	1,420		5,473		—		(5,511)		—	—
Net	$(48)		$(7,133)		$—		$7,966		$16	$11
Total combined
Interest rate derivatives	$16		$(7,945)		$—		$7,966		$16	$11
Credit default swaps	773		487		—		—		—	—
Total derivatives	789	(1)	(7,458)	(1)	—	(2)	7,966	(2)	16	11
Unrealized gain (loss) on marketable securities	(919)	(3)	1,628	(3)	—		—		—	—
Realized gain (loss) loss on marketable securities	82	(2) (4)	(1,303)	(2)	—		—		—	—
Net	$(48)		$(7,133)		$—		$7,966		$16	$11

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012		2013	2012
Assets
Derivative Assets:
Interest rate derivatives	$(10,629)		$(22,433)		$10,639		$26,830		$24	$23
Put and call options	186		(2,330)		—		—		—	—
Non-derivative Assets:
Equity and US treasury securities	1,110		4,015		—		—		—	—
Total	(9,333)		(20,748)		10,639		26,830		24	23
Liabilities
Derivative Liabilities:
Interest rate derivatives	4,400		6,742		(4,424)		(10,895)		—	—
Credit default swaps	(175)		(1,708)		—		—		—	—
Short-equity put options	7		830		—		—		—	—
Short-equity call options	85		(783)		—		—		—	—
Non-derivative Liabilities:
Short-equity securities			—		—		—		—	—
Total	4,317		5,081		(4,424)		(10,895)		—	—
Net	$(5,016)		$(15,667)		$6,215		$15,935		$24	$23
Total combined
Interest rate derivatives	$(6,229)		$(15,691)		$6,215		$15,935		$24	$23
Credit default swaps	(131)		(1,708)
Total derivatives	(6,360)	(1)	(17,399)	(1)	6,215	(2)	15,935	(2)	24	23
Unrealized gain on marketable securities	1,782	(3)	3,413	(3)	—		—		—	—
Realized loss on marketable securities	(438)	(2) (4)	(1,681)	(2)	—		—		—	—
Net	$(5,016)		$(15,667)		$6,215		$15,935		$24	$23

(1) Reported as “Unrealized loss on derivatives” in the consolidated statements of operations.
(2) Included in “Other income” in the consolidated statements of operations.
(3) Reported as “Unrealized gain on marketable securities” in the consolidated statements of operations.
(4) Includes cost of $23 and $44 for the three and six months ended June 30, 2013 associated with credit default swaps.

For the three and six months ended June 30, 2013, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income totaled $0 and $(2,000), respectively. For the three and six months ended June 30, 2012, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income totaled $(102,000) and $(111,000), respectively. During the next twelve months, we expect $177,000 of accumulated comprehensive loss will be reclassified to interest expense.

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

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$24,521	$24,521	$23,620	$23,620
Derivative assets, net	$26	$26	$6,391	$6,391
Liabilities associated with marketable securities and other	$1,666	$1,666	$1,641	$1,641

Financial assets not measured at fair value:
Cash and cash equivalents	$250,464	$250,464	$185,935	$185,935
Restricted cash	$77,954	$77,954	$84,786	$84,786
Accounts receivable	$37,540	$37,540	$35,116	$35,116
Notes receivable	$11,404	$14,136 to $15,625	$11,331	$14,385 to $15,899
Due from affiliates	$2,369	$2,369	$1,168	$1,168
Due from third-party hotel managers	$55,155	$55,155	$48,619	$48,619

Financial liabilities not measured at fair value:
Indebtedness	$2,381,932	$2,322,867 to $2,567,380	$2,339,410	$2,266,991 to $2,505,622
Accounts payable and accrued expenses	$96,898	$96,898	$84,293	$84,293
Dividends payable	$20,585	$20,585	$18,258	$18,258
Due to related party, net	$782	$782	$3,725	$3,725
Due to third-party hotel managers	$2,038	$2,038	$1,410	$1,410

Cash, cash equivalents, and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.

Accounts receivable, accounts payable, accrued expenses, dividends payable, due to/from related party, due to/from affiliates and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.

Notes receivable. Fair values of notes receivable may be determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of notes receivable to be approximately 24.0% to 37.0% higher than the carrying value of $11.4 million at June 30, 2013 and approximately 27.0% to 40.3% higher than the carrying value of $11.3 million at December 31, 2012. This is considered a Level 2 valuation technique.

Marketable securities. Marketable securities consist of US treasury bills, public equity securities, and equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates. See Notes 2, 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 97.5% to 107.8% of the carrying value of $2.4 billion at June 30, 2013 and approximately 96.9% to 107.1% of the carrying value of $2.3 billion at December 31, 2012. This is considered a Level 2 valuation technique.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Derivative assets and liabilities associated with marketable securities and other. Fair values of interest rate derivatives are determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Liabilities associated with marketable securities consists of a margin account balance, short public equity securities and short equity put and call options. Fair value is determined based on quoted market closing prices at the balance sheet dates. See Notes 2, 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.

13.	Redeemable Noncontrolling Interests in Operating Partnership

Redeemable noncontrolling interests in the operating partnership represent certain limited partners' proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to common unit holders based on the weighted average ownership percentage of these limited partners' common units and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to Class B common units. Class B common units have a fixed dividend rate of 7.2% and priority in payment of cash dividends over common units but otherwise have no preference over common units. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, one share of our common stock. Class B common units are convertible at the option of us or the holder into an equivalent number of common units any time after July 13, 2016.

LTIP units, which are issued to certain executives and employees as compensation, have vesting periods ranging from three to five years. Additionally, certain independent members of the Board of Directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which can then be redeemed for cash or, at our election, settled in our common stock. As of June 30, 2013, we have issued 7.0 million LTIP units in total, of which all but 142,000 units issued in May 2013 and 1.2 million units issued in May 2011 had reached full economic parity with the common units. All LTIP units issued had an aggregate value of $69.2 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $3.8 million and $11.7 million was recognized for the three and six months ended June 30, 2013, respectively and $4.1 million and $7.6 million was recognized for the three and six months ended June 30, 2012, respectively. The unamortized value of LTIP units was $28.5 million at June 30, 2013, which will be amortized over periods from 0.7 to 2.9 years. During the three and six months ended June 30, 2013, no operating partnership units were presented for redemption or converted to shares of our common stock.

Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of June 30, 2013 and December 31, 2012 were $182.3 million and $151.2 million, respectively, which represents ownership of our operating partnership of 14.48% and 12.92%, respectively. The carrying value of redeemable noncontrolling interests as of June 30, 2013 and December 31, 2012 included adjustments of $132.5 million and $110.0 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net income (loss) of $502,000 and $(2.3) million for the three and six months ended June 30, 2013, respectively and $(1.2) million and $(4.2) million for the three and six months ended June 30, 2012, respectively. We declared cash distributions to operating partnership units of $2.6 million and $5.1 million for the three and six months ended June 30, 2013, respectively and $2.3 million and $4.5 million for the three and six months ended June 30, 2012, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in the operating partnership.

14.	Equity and Equity-Based Compensation

Equity Offering - On June 20, 2013, we commenced a follow-on public offering of 11.0 million shares of common stock at $12.00 per share for gross proceeds of $132.0 million. . The aggregate proceeds net of underwriting discount and other expenses were approximately $125.9 million. The offering settled on June 26, 2013. We granted the underwriters a 30-day option to purchase up to an additional 1.65 million shares of common stock. Subsequent to June 30, 2013 the underwriters partially exercised their option and purchased an additional 1.25 million shares of our common stock at a price of $12.00 per share less the underwriting discount and dividend resulting in additional net proceeds of approximately $14.2 million. See Note 17.

At-the-Market Preferred Stock Offering – On March 2, 2012, we commenced issuances of preferred stock under our at-the-market (“ATM”) program with an investment banking firm pursuant to which we may issue up to 700,000 shares of 8.55%

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. There were no issuances during the six months ended June 30, 2013. During the three and six months ended June 30, 2012, we issued 48,575 and 169,306 shares of 8.55% Series A Cumulative Preferred Stock for $1.2 million and $4.2 million gross proceeds, respectively, and 252,227 and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for $6.2 million and $12.3 million gross proceeds, respectively. Such proceeds, net of commissions and other expenses, were $7.3 million and $16.0 million for the three and six months ended June 30, 2012, respectively.

Common Dividends – For 2013 and 2012, the Board of Directors declared quarterly dividends of $0.12 and $0.11 per outstanding common share, respectively, with an annualized target of $0.48 per share for 2013.

Equity-Based Compensation – We recognized compensation expense related to restricted shares of our common stock of $740,000 and $1.2 million for the three and six months ended June 30, 2013, respectively, and $170,000 and $1.8 million for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, the unamortized cost of the unvested shares of restricted stock was $3.8 million, which is being amortized over periods from 0.8 to 2.7 years.

Preferred Dividends – During the three months ended June 30, 2013, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9.00% Series E preferred stock. During the three months ended June 30, 2012, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.

Noncontrolling Interests in Consolidated Entities – Noncontrolling entity partners, which have ownership interests ranging from 15% to 25% in four hotel properties and a total carrying value of $1.2 million and $15.4 million at June 30, 2013 and December 31, 2012, respectively, are reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated income (loss) of $(8,000) and $(715,000) for the three and six months ended June 30, 2013, respectively, and $54,000 and $(224,000) for the three and six months ended June 30, 2012, respectively.

15.	Commitments and Contingencies

Restricted Cash – Under certain management and debt agreements for our hotel properties existing at June 30, 2013, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 6% of gross revenues for capital improvements.

Franchise Fees – Under franchise agreements for our hotel properties existing at June 30, 2013, we pay franchisor royalty fees between 3% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2015 and 2030. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

Our continuing operations incurred franchise fees of $8.2 million and $15.4 million for the three and six months ended June 30, 2013, respectively, and $7.8 million and $14.9 million for the three and six months ended June 30, 2012, respectively.

Management Fees – Under management agreements for our hotel properties existing at June 30, 2013, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2014 through 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Income Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2009 through 2012 remain subject to potential examination by certain federal and state taxing authorities.

In September 2010, the Internal Revenue Service ("IRS") completed an audit of one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Internal Revenue Code (IRC) Section 482 that reduced the amount of rent we charged the taxable REIT subsidiary ("TRS"). We own a 75% interest in the hotel properties and the TRS at issue. In connection with the TRS audit, the IRS selected our REIT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm's length rate. We strongly disagreed with the IRS' position and appealed our cases to the IRS Appeals Office. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms' length terms as required by applicable Treasury regulations. We believe the IRS transfer pricing methodologies applied in the audits contained flaws and that the IRS adjustments to the rent charged were inconsistent with the U.S. federal tax laws related to REITs and true leases. The IRS Appeals Office reviewed our cases in 2012. In July 2013, the IRS Appeals Office issued "no-change letters" for the TRS and the REIT indicating that the 2007 tax returns were accepted as filed and the examinations resulted in no deficiencies. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS requested and we agreed to extend the assessment statute of limitations for both the TRS and the REIT for the 2007 tax year to March 31, 2014. Accordingly, the IRS has the right to reopen the cases until March 31, 2014. However, the IRS typically only reopens closed cases in very limited circumstances, none of which we believe are applicable to our cases.

In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS has not proposed any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS has issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to the TRS was greater than the arms' length rate pursuant to IRC Section 482. The TRS adjustment is for $1.6 million of additional income which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represents the IRS' imputation of compensation to the TRS under IRC Section 482 for agreeing to be a party to the lessor entity's bank loan agreement. We own a 75% interest in the lessor entity. We strongly disagree with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS has misinterpreted certain terms of the lease, third party hotel management, and bank loan agreements. We have filed a written protest and requested an IRS Appeals Office review. The IRS has granted the Appeals Office review and has assigned the same Appeals team that oversaw our 2007 cases to our 2008 cases. The initial Appeals conference for the 2008 cases is scheduled to occur in August 2013. In March 2012, the IRS requested and we consented to extend the statute of limitations for the TRS and REIT for the 2008 tax year to March 31, 2013. In January 2013, the IRS requested and we agreed to extend the statute of limitations to March 31, 2014.

With respect to the 2008 IRS audit, we believe we will substantially prevail in the eventual settlement of the audit and that the settlement will not have a material adverse effect on our financial condition and results of operations. We have concluded that the positions reported on the tax returns under audit by the IRS are, solely on their technical merits, more-likely-than-not to be sustained upon examination.

If, prior to August 29, 2013, we dispose of the four remaining properties contributed in connection with our initial public offering in 2003 in exchange for units of the operating partnership, we may be obligated to indemnify the contributors, including our Chairman and Chief Executive Officer and our Chairman Emeritus, each of whom have substantial ownership interests, against the tax consequences of the sale. In addition, we agreed to use commercially reasonable efforts to maintain non-recourse mortgage indebtedness of at least $16.0 million through August 29, 2013, which allows contributors of the Las Vegas hotel property to defer gain recognition in connection with their contribution. Additionally, if we sell or transfer the Marriott Crystal Gateway in Arlington, Virginia prior to July 2016, we would be required to indemnify the entity from which we acquired the property if, as a result of such transactions, such entity would recognize a gain for federal tax purposes.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Potential Pension Liabilities – Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union's pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board ("NLRB") filed a complaint against Remington Lodging seeking, among other things, that Remington Lodging's withdrawal of recognition was unlawful. Pending the final determination of the NLRB complaint, including appeals, the pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that (a) Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement, and (b) if the withdrawal of recognition is ultimately deemed lawful, Remington Lodging will have an unfunded pension liability equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging's remaining withdrawal liability shall be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability shall be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging's election), which shall continue for the remainder of the twenty-(20)-year capped period, unless Remington Lodging elects to pay the unfunded pension liability amount earlier. We agreed to indemnify Remington Lodging for the payment of the unfunded pension liability as set forth in the settlement agreement.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Three Months Ended June 30, 2013:
Total revenue	$258,539	$—	$—	$258,539

Total hotel operating expenses	156,733	—	—	156,733
Property taxes, insurance, and other	11,663	—	—	11,663
Depreciation and amortization	32,842	—	—	32,842
Impairment charges	—	(99)	—	(99)
Transaction costs	1,170	—	—	1,170
Corporate, general, and administrative	—	—	14,699	14,699
Total expenses (income)	202,408	(99)	14,699	217,008
Operating income (loss)	56,131	99	(14,699)	41,531
Equity in earnings of unconsolidated joint ventures	2,367	—	—	2,367
Interest income	—	—	13	13
Other income	—	—	310	310
Interest expense and amortization of loan costs	—	—	(36,026)	(36,026)
Unrealized loss on marketable securities	—	—	(919)	(919)
Unrealized gain on derivatives	—	—	789	789
Income (loss) from continuing operations before income taxes	58,498	99	(50,532)	8,065
Income tax expense			(465)	(465)
Income (loss) from continuing operations	$58,498	$99	$(50,997)	$7,600

As of June 30, 2013:
Total assets	$3,285,389	$3,773	$302,996	$3,592,158

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Three Months Ended June 30, 2012:
Total revenue	$240,778	$—	$—	$240,778

Total hotel operating expenses	149,815	—	—	149,815
Property taxes, insurance, and other	10,138	—	—	10,138
Depreciation and amortization	33,477	—	—	33,477
Impairment charges	—	(95)	—	(95)
Corporate, general, and administrative	—	—	11,930	11,930
Total expenses (income)	193,430	(95)	11,930	205,265
Operating income (loss)	47,348	95	(11,930)	35,513
Equity in earnings of unconsolidated joint ventures	23	—	—	23
Interest income	—	—	22	22
Other income	—	—	6,703	6,703
Interest expense and amortization of loan costs	—	—	(36,284)	(36,284)
Unrealized gain on marketable securities	—	—	1,628	1,628
Unrealized loss on derivatives	—	—	(7,458)	(7,458)
Income (loss) from continuing operations before income taxes	47,371	95	(47,319)	147
Income tax expense	—	—	(1,366)	(1,366)
Income (loss) from continuing operations	$47,371	$95	$(48,685)	$(1,219)

As of June 30, 2012:
Total assets	$3,279,468	$3,632	$241,579	$3,524,679

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Six Months Ended June 30, 2013:
Total revenue	$490,481	$—	$—	$490,481

Total hotel operating expenses	304,249	—	—	304,249
Property taxes, insurance, and other	23,911	—	—	23,911
Depreciation and amortization	65,322	—	—	65,322
Impairment charges	—	(195)	—	(195)
Transaction costs	1,170	—	—	1,170
Corporate, general, and administrative	—	—	29,215	29,215
Total expenses (income)	394,652	(195)	29,215	423,672
Operating income (loss)	95,829	195	(29,215)	66,809
Equity in loss of unconsolidated joint ventures	(4,521)	—	—	(4,521)
Interest income	—	—	49	49
Other income	—	—	6,132	6,132
Interest expense and amortization of loan costs	—	—	(71,406)	(71,406)
Write-off of loan costs and exit fees	—	—	(1,971)	(1,971)
Unrealized gain on marketable securities	—	—	1,782	1,782
Unrealized loss on derivatives	—	—	(6,360)	(6,360)
Income (loss) from continuing operations before income taxes	91,308	195	(100,989)	(9,486)
Income tax expense	—	—	(1,069)	(1,069)
Income (loss) from continuing operations	$91,308	$195	$(102,058)	$(10,555)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Six Months Ended June 30, 2012:
Total revenue	$457,833	$—	$—	$457,833

Total hotel operating expenses	289,499	—	—	289,499
Property taxes, insurance, and other	21,850	—	—	21,850
Depreciation and amortization	67,133	—	—	67,133
Impairment charges	—	(187)	—	(187)
Corporate, general, and administrative	—	—	22,176	22,176
Total expenses (income)	378,482	(187)	22,176	400,471
Operating income (loss)	79,351	187	(22,176)	57,362
Equity in loss of unconsolidated joint ventures	(10,281)	—	—	(10,281)
Interest income	—	—	54	54
Other income	—	—	14,317	14,317
Interest expense and amortization of loan costs	—	—	(71,160)	(71,160)
Unrealized gain on marketable securities	—	—	3,413	3,413
Unrealized loss on derivatives	—	—	(17,399)	(17,399)
Income (loss) from continuing operations before income taxes	69,070	187	(92,951)	(23,694)
Income tax expense	—	—	(2,245)	(2,245)
Income (loss) from continuing operations	$69,070	$187	$(95,196)	$(25,939)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Subsequent Events

On July 19, 2013, the underwriters partially exercised their option to purchase an additional 1.25 million shares of our common stock at a price of $12.00 per share less the underwriting discount and dividend resulting in additional net proceeds of approximately $14.2 million.

Subsequent to June 30, 2013, our Board of Directors determined that our dividend will remain at $0.12 per outstanding common share per quarter for the remainder of 2013, even after the spin-off of Ashford Prime. In December 2013, we will provide our dividend policy for 2014. However, the adoption of a dividend policy is subject to review and does not commit our Board of Directors to declare future dividends.

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

Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others:

•
factors discussed our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange commission on March 1, 2013, including those set forth under the sections titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in this Form 10-Q;

•	general and economic business conditions affecting the lodging and travel industry;

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry and the market in which we operate, interest rates, or general or local economic conditions; and

•	the degree and nature of our competition.
Moreover, we operate in a very competitive and rapidly changing environment where new risks emerge from time to time. It is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.

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

As of June 30, 2013, the borrowing capacity under our senior credit facility is $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. We may use up to $10.0 million for standby letters of credit.

On June 20, 2013, we commenced a follow-on public offering of 11.0 million shares of our common stock at $12.00 per share for gross proceeds of $132.0 million. The aggregate proceeds, net of the 4.25% underwriting discount of and other expenses of $500,000, were approximately $125.9 million. The offering settled on June 26, 2013. We granted the underwriters a 30-day option to purchase up to an additional 1.65 million shares of our common stock. Subsequent to June 30, 2013, the underwriters exercised their option to purchase an additional 1.25 million shares of our common stock at a price of $12.00 per share less the underwriting discount and dividend resulting in additional net proceeds of approximately $14.2 million.

In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. The ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached. On March 2, 2012, we commenced issuances of preferred stock and during the six months ended June 30, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. The aggregate proceeds, net of commissions and other expenses, were $16.0 million during the six months ended June 30, 2012. During the first and second quarters of 2013 no shares were issued.

In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares have been sold under this ATM program since its inception.

On February 26, 2013, we refinanced our $141.7 million loan due August 2013, which had an outstanding balance of $141.0 million, with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey Pines in La Jolla, CA. We have a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which was added to our unrestricted cash balance.

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

Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statements of Cash Flows which includes changes in balance sheet items, were $74.9 million and $68.2 million for the six months ended June 30, 2013 and 2012, respectively. The increase in cash flows from operating activities was primarily due to increased hotel EBITDA. Cash flows from operations are also impacted by changes in restricted cash due to the timing of cash deposits for certain loans and capital expenditures as well as the timing of collecting receivables from hotel guests, paying vendors and settling with hotel managers.

Net Cash Flows Used in Investing Activities. For the six months ended June 30, 2013, investing activities used net cash flows of $132.6 million, which primarily consisted of $88.2 million for the acquistion of the Pier House Resort and $44.9 million of capital improvements made to various hotel properties offset by cash inflows of $429,000, primarily attributable to cash proceeds received from the sale of two Worldquest condominium units. For the six months ended June 30, 2012, investing activities used net cash flows of $44.0 million. Cash outlays primarily consisted of $44.1 million for capital improvements made to various hotel properties.

Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2013, net cash flows provided by financing activities were $122.3 million. Cash inflows consisted primarily of $199.9 million in borrowings on indebtedness, $125.9 million from our follow-on public offering and $7.9 million in proceeds from the counterparties of our interest rate derivatives. Cash inflows were partially offset by cash outlays primarily consisting of $157.4 million for repayments of indebtedness, $37.5 million for dividend payments to common and preferred shareholders and unit holders, $13.5 million for distributions to noncontrolling interests in consolidated entities and $2.9 million for payments of loan costs and prepayment penalties. For the six months ended June 30, 2012, net cash flows used in financing activities were $52.4 million. Cash outlays primarily consisted of $35.0 million for dividend payments to common and preferred stockholders and unit holders, $180.9 million for repayments of indebtedness and capital leases and $3.7 million for payments of deferred loan costs. These cash outlays were partially offset by cash inflows of $16.0 million from issuance of our Series A and Series E preferred stock under our ATM program, $16.0 million in proceeds from the counterparties of our interest rate derivatives and $135.0 million in borrowings on indebtedness.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of June 30, 2013, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

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

At June 30, 2013, our only recourse obligation is our $165.0 million senior credit facility held by six banks, which expires in September 2014. Currently, there is no outstanding balance on this credit facility. The primary covenants of this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through expiration (ours was 1.37x at June 30, 2013); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 57.38% at June 30, 2013). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity. However, if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises, or, to the extent necessary, asset sales.

Based on our current level of operations, management believes that our cash flow from operations, our existing cash balances, and availability under our senior credit facility ($165.0 million at June 30, 2013) will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2014 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.

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

Dividend Policy. During the six months ended June 30, 2013 and 2012, the Board of Directors declared quarterly dividends of $0.12 and $0.11 per outstanding common share, respectively. In December 2012, the Board of Directors approved our 2013 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2013. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS

Marriott International, Inc. (“Marriott”) currently manages 32 of our properties. There were eight additional properties that were managed by Marriott through May 31, 2013. For these 40 hotels, the 2012 fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31st, June 30th, September 30th and December 31st. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the 2013 and 2012 fiscal years began on December 29, 2012 and December 31, 2011, respectively. The second quarters of 2013 and 2012 began on April 1, 2013 and March 24, 2012, respectively and ended on June 30, 2013 and June 15, 2012, respectively. As a result, the quarter ended June 30, 2013 contained 91 days while the quarter ended June 15, 2012 contained 84 days and the six month periods contained 184 days and 168 days, respectively. Prior results have not been adjusted.
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

The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Favorable/ (Unfavorable) Change	Six Months Ended June 30,		Favorable/ (Unfavorable) Change
	2013	2012		2013	2012

Total revenue	$258,539	$240,778	$17,761	$490,481	$457,833	$32,648
Total hotel operating expenses	$(156,733)	$(149,815)	$(6,918)	$(304,249)	$(289,499)	$(14,750)
Property taxes, insurance, and other	$(11,663)	$(10,138)	$(1,525)	$(23,911)	$(21,850)	$(2,061)
Depreciation and amortization	$(32,842)	$(33,477)	$635	$(65,322)	$(67,133)	$1,811
Impairment charges	$99	$95	$4	$195	$187	$8
Transaction costs	$(1,170)	$—	$(1,170)	$(1,170)	$—	$(1,170)
Corporate, general, and administrative	$(14,699)	$(11,930)	$(2,769)	$(29,215)	$(22,176)	$(7,039)
Operating income	$41,531	$35,513	$6,018	$66,809	$57,362	$9,447
Equity in earnings (loss) of unconsolidated joint ventures	$2,367	$23	$2,344	$(4,521)	$(10,281)	$5,760
Interest income	$13	$22	$(9)	$49	$54	$(5)
Other income	$310	$6,703	$(6,393)	$6,132	$14,317	$(8,185)
Interest expense and amortization of loan costs	$(36,026)	$(36,284)	$258	$(71,406)	$(71,160)	$(246)
Write-off of loan costs and exit fees	$—	$—	$—	$(1,971)	$—	$(1,971)
Unrealized gain (loss) on marketable securities	$(919)	$1,628	$(2,547)	$1,782	$3,413	$(1,631)
Unrealized gain (loss) on derivatives	$789	$(7,458)	$8,247	$(6,360)	$(17,399)	$11,039
Income tax expense	$(465)	$(1,366)	$901	$(1,069)	$(2,245)	$1,176
Income (loss) from continuing operations	$7,600	$(1,219)	$8,819	$(10,555)	$(25,939)	$15,384
Loss from discontinued operations	$—	$(4,721)	$4,721	$—	$(4,554)	$4,554
Net income (loss)	$7,600	$(5,940)	$13,540	$(10,555)	$(30,493)	$19,938
(Income) loss from consolidated entities attributable to noncontrolling interests	$8	$(54)	$62	$715	$224	$491
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(502)	$1,180	$(1,682)	$2,260	$4,238	$(1,978)
Net income (loss) attributable to the Company	$7,106	$(4,814)	$11,920	$(7,580)	$(26,031)	$18,451

The following table illustrates key performance indicators for the 95 hotel properties included in continuing operations for the three and six months ended June 30, 2013. The results of the Pier House Resort ("Pier House") are included since its acquisition in May 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
RevPar (revenue per available room)	$111.75	$107.35	$105.61	$101.57
Occupancy	78.70%	78.60%	75.00%	74.80%
ADR (average daily rate)	$142.07	$136.60	$140.75	$135.72

Comparison of the Three Months Ended June 30, 2013 and 2012

Income from continuing operations represents the operating results of 95 hotel properties and Worldquest included in continuing operations for the three months ended June 30, 2013. The results of Pier House are included since its acquisition in May 2013.

Revenue. Rooms revenue for the three months ended June 30, 2013 (the “2013 quarter”) increased $15.9 million, or 8.4%, to $205.7 million from $189.8 million for the three months ended June 30, 2012 (the “2012 quarter”). During the 2013 quarter, we experienced a 10 basis point increase in occupancy and a 4.0% increase in room rates. Our Marriott-managed hotels experienced an increase in rooms revenue of $11.3 million which is due to the change in Marriott's fiscal periods which resulted in seven more days in the 2013 quarter when compared to the 2012 quarter. Additionally, the Marriott-managed hotels experienced higher occupancy and room rates in the 2013 quarter. We also experienced higher rooms revenue of $1.8 million as a result of the Pier House acquisition. Food and beverage revenue experienced an increase of $1.3 million, or 3.1%. Food and beverage revenue at our Marriott-managed hotels increased $1.2 million due primarily to the additional days in the 2013 quarter while Pier House added an additional $388,000 of food and beverage revenue. Food and beverage revenue at the remaining hotels experienced a small decrease. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $500,000. We experienced an increase of $606,000 at our Marriott-managed hotels and a $166,000 increase at Pier House. We experienced a slight decrease at our remaining hotels. Other revenue was $136,000 and $77,000 for the 2013 quarter and the 2012 quarter, respectively.

Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $4.2 million in direct expenses and $2.7 million in indirect expenses and management fees in the 2013 quarter. The Marriott-managed hotels experienced increases of $3.4 million in direct expenses and $2.9 million in indirect expenses and management fees, which is primarily attributed to the seven additional days in the 2013 quarter and higher occupancy. Pier House incurred direct expenses of $677,000 and $601,000 in indirect expenses and management fees. The remaining hotel properties experienced increases in direct expenses of $172,000 and decreases of $813,000 in indirect expenses and management fees. Direct expenses were 30.0% and 30.5% of total hotel revenue for the 2013 quarter and the 2012 quarter, respectively.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $1.5 million for the 2013 quarter to $11.7 million primarily due to higher property taxes as a result of increased property value assessments related to certain hotels and a credit to uninsured losses in the 2012 quarter.

Depreciation and Amortization. Depreciation and amortization decreased $635,000 for the 2013 quarter compared to the 2012 quarter primarily due to lower depreciation for certain assets that became fully depreciated since June 30, 2012.

Impairment Charges. We recorded credits to impairment charges of $99,000 and $95,000 for the 2013 quarter and 2012 quarter, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.

Transaction Costs. We recorded transaction costs of $1.2 million for the 2013 quarter which included $747,000 related to the Pier House acquisition and $423,000 related to costs associated with other miscellaneous items.

Corporate, General, and Administrative. Corporate, general, and administrative expenses increased to $14.7 million for the 2013 quarter compared to $11.9 million for the 2012 quarter. The increase is primarily attributable to $3.9 million of costs associated with the proposed spin-off of certain hotel properties partially offset by lower professional fees.

Equity in Earnings of Unconsolidated Joint Ventures. We recorded equity in earnings of unconsolidated joint ventures of $2.4 million and $23,000 for the 2013 quarter and the 2012 quarter, respectively.

Interest Income. Interest income was $13,000 and $22,000 for the 2013 quarter and the 2012 quarter, respectively.

Other Income. Other income was $310,000 and $6.7 million for the 2013 quarter and the 2012 quarter, respectively. The decrease in other income is primarily attributable to the expiration of non-hedge interest rate swaps in the first quarter of 2013. The non-hedge interest rate swaps provided no income in the 2013 quarter compared to income of $8.0 million in the 2012 quarter. Other income also includes a realized gain on marketable securities of $82,000 for the 2013 quarter compared to a realized loss on marketable securities of $1.3 million for the 2012 quarter.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $258,000 to $36.0 million for the 2013 quarter from $36.3 million for the 2012 quarter. The decrease is primarily due to lower interest expense resulting from a decrease in the weighted average interest rate of our debt in the 2013 quarter compared to the 2012 quarter offset by higher loan cost amortization. The average LIBOR rates for the 2013 quarter and the 2012 quarter were 0.20% and 0.24%, respectively.

Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on investments of $(919,000) and $1.6 million for the 2013 quarter and the 2012 quarter, respectively, are based on changes in closing market prices during the quarter.

Unrealized Gain (Loss) on Derivatives. For the 2013 quarter, we recorded an unrealized gain of $789,000, consisting of $16,000 related to interest rate derivatives and $773,000 related to credit default swaps. The majority of our interest rate derivatives expired in the first quarter of 2013. In the 2012 quarter, we recorded an unrealized loss of $7.5 million, consisting of a $7.9 million loss related to interest rate derivatives and a $487,000 gain related to credit default swaps. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.

Income Tax Expense. We recorded income tax expense of $465,000 and $1.4 million for the 2013 quarter and the 2012 quarter, respectively. The decrease in income tax expense is primarily due to an increase in certain indirect expenses recognized by our TRS subsidiaries.

Loss from Discontinued Operations. For the 2012 quarter, loss from discontinued operations was $4.7 million related to the Doubletree Guest Suites hotel in Columbus, Ohio and the Hilton El Conquistador hotel in Tucson, Arizona. These properties were disposed in the fourth quarter of 2012.

(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated (income) loss of $8,000 and $(54,000) during the 2013 quarter and the 2012 quarter, respectively.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net (income) loss of $(502,000) and $1.2 million in the 2013 quarter and the 2012 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 14.48% and 12.42% in the operating partnership at June 30, 2013 and 2012, respectively.

Comparison of the Six Months Ended June 30, 2013 and 2012

Income from continuing operations represents the operating results of 95 hotel properties and Worldquest included in continuing operations for the six months ended June 30, 2013. The results of Pier House are included since its acquisition in May 2013.

Revenue. Rooms revenue for the six months ended June 30, 2013 (the “2013 period”) increased $29.9 million, or 8.3%, to $389.2 million from $359.3 million for the six months ended June 30, 2012 (the “2012 period”). During the 2013 period, we experienced a 20 basis point increase in occupancy and a 3.7% increase in room rates. Our Marriott-managed hotels experienced an increase in rooms revenue of $24.8 million which is due to the change in Marriott's fiscal periods which resulted in 16 more days in the 2013 period when compared to the 2012 period. Additionally, the Marriott-managed hotels experienced higher occupancy and room rates in the 2013 period. We also experienced higher rooms revenue of $1.8 million as a result of the Pier House acquisition. Food and beverage revenue experienced an increase of $1.2 million, or 1.5%. Food and beverage revenue at our Marriott-managed hotels increased $3.8 million due primarily to the additional days in the 2013 period while Pier House added an additional $388,000 of food and beverage revenue. Food and beverage revenue at the remaining hotels decreased $3.0 million due to events at certain hotels during the 2012 period that did not reoccur in the 2013 period. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $1.4 million. Of this increase, $1.2 million occurred at our Marriott-managed hotels and $166,000 at Pier House. Other revenue was 243,000 and 152,000 for the 2013 period and the 2012 period, respectively.

Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $8.0 million in direct expenses and $6.8 million in indirect expenses and management fees in the 2013 period. The Marriott-managed hotels experienced increases of $8.1 million in direct expenses and $6.8 million in indirect expenses and management fees, which is primarily attributed to the 16 additional days in the 2013 period and higher occupancy. Pier House incurred direct expenses of $677,000 and $601,000 in indirect expenses and management fees. The remaining hotel properties experienced decreases in direct expenses of $854,000 and decreases of $604,000 in indirect expenses. The decrease in direct expenses is primarily due to lower food and beverage expense due to events at certain hotels during the 2012 period that did not reoccur in the 2013 period partially offset by higher rooms expense due to higher occupancy. Direct expenses were 30.9% and 31.3% of total hotel revenue for the 2013 period and the 2012 period, respectively.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $2.1 million for the 2013 period to $23.9 million primarily due to higher property taxes as a result of increased property value assessments related to certain hotels and a credit to uninsured losses in the 2012 period.

Depreciation and Amortization. Depreciation and amortization decreased $1.8 million for the 2013 period compared to the 2012 period primarily due to lower depreciation for certain assets that became fully depreciated since June 30, 2012.

Impairment Charges. We recorded credits to impairment charges of $195,000 and $187,000 for the 2013 period and 2012 period, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.

Transaction Costs. We recorded transaction costs of $1.2 million for the 2013 period which included $747,000 related to the Pier House acquisition and $423,000 related to costs associated with other miscellaneous items.

Corporate, General, and Administrative. Corporate, general, and administrative expenses increased to $29.2 million for the 2013 period compared to $22.2 million for the 2012 period. Non-cash equity-based compensation experienced an increase of $3.5 million primarily due to additional expense associated with accelerated vestings of LTIP units of our Chairman Emeritus as a result of his retirement and his new role. Additionally, corporate, general, and administrative expenses increased $3.5 million during the 2013 period compared to the 2012 due to $3.9 million of costs associated with the proposed spin-off of certain hotel properties and higher salaries and benefits of $945,000 partially offset by lower professional fees.

Equity in Loss of Unconsolidated Joint Ventures. We recorded equity in loss of unconsolidated joint ventures of $4.5 million and $10.3 million for the 2013 period and the 2012 period, respectively.

Interest Income. Interest income was $49,000 and $54,000 for the 2013 period and the 2012 period, respectively.

Other Income. Other income was $6.1 million and $14.3 million for the 2013 period and the 2012 period, respectively. Other income primarily represents income from non-hedge interest rate swaps of $6.2 million and $15.9 million in the 2013 period and 2012 period, respectively, of the which the decrease is primarily attributable to derivatives that have expired since June 30, 2012. Other income also includes $438,000 and $1.7 million of realized losses on marketable securities for the 2013 period and the 2012 period, respectively.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $246,000 to $71.4 million for the 2013 period from $71.2 million for the 2012 period. The increase is primarily due to higher loan cost amortization of $1.1 million partially offset by lower interest expense resulting from a decrease in the weighted average interest rate of our debt in the 2013 period. The average LIBOR rates for the 2013 period and the 2012 period were 0.20% and 0.25%, respectively.

Write-off of Loan Costs and Exit Fees. In the 2013 period, we refinanced our $141.7 million loan, with an outstanding balance of $141.0 million, due August 2013 with a $199.9 million loan due February 2018. As a result, we wrote-off the unamortized loan costs of $472,000 and incurred additional loan costs of $1.5 million.

Unrealized Gain on Marketable Securities. Unrealized gain on investments of $1.8 million and $3.4 million for the 2013 period and the 2012 period, respectively, are based on changes in closing market prices during the period.

Unrealized Loss on Derivatives. For the 2013 period, we recorded an unrealized loss of $6.4 million, consisting of $6.2 million related to interest rate derivatives and $131,000 related to credit default swaps. In the 2012 period, we recorded an unrealized loss of $17.4 million, consisting of $15.7 million related to interest rate derivatives and $1.7 million related to credit default swaps. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.

Income Tax Expense. We recorded income tax expense of $1.1 million and $2.2 million for the 2013 period and the 2012 period, respectively. The decrease in income tax expense is primarily due to an increase in certain indirect expenses recognized by our TRS subsidiaries.

Loss from Discontinued Operations. For the 2012 period, loss from discontinued operations was $4.6 million related to the Doubletree Guest Suites hotel in Columbus, Ohio and the Hilton El Conquistador hotel in Tucson, Arizona. These properties were disposed in the fourth quarter of 2012.

Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated loss of $715,000 and $224,000 during the 2013 period and the 2012 period, respectively.

Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $2.3 million and $4.2 million in the 2013 period and the 2012 period, respectively. Redeemable noncontrolling interests represented ownership interests of 14.48% and 12.42% in the operating partnership at June 30, 2013 and 2012, respectively.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$7,600	$(5,940)	$(10,555)	$(30,493)
(Income) loss from consolidated entities attributable to noncontrolling interests	8	(54)	715	224
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(502)	1,180	2,260	4,238
Net income (loss) attributable to the Company	7,106	(4,814)	(7,580)	(26,031)
Interest income	(13)	(22)	(49)	(54)
Interest expense and amortization of loan costs	35,529	36,239	70,501	71,090
Depreciation and amortization	32,005	33,434	63,665	67,017
Impairment charges	(99)	4,025	(195)	3,933
Income tax expense	465	1,366	1,069	2,245
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	502	(1,180)	(2,260)	(4,238)
Equity in (earnings) loss of unconsolidated joint ventures	(2,367)	(23)	4,521	10,281
Company's portion of EBITDA of unconsolidated joint ventures	26,747	25,116	44,136	39,680
EBITDA	99,875	94,141	173,808	163,923
Amortization of unfavorable management contract liabilities	(586)	(565)	(1,197)	(1,129)
Write-off of loan costs and exit fees	—	—	1,971	—
Other income (1)	(310)	(6,703)	(6,132)	(14,317)
Transaction costs and management conversion costs (2)	1,300	—	1,300	—
Transaction costs related to proposed spin-off	3,856	—	3,856	—
Legal costs related to litigation settlements (3)	—	1,467	—	1,707
Unrealized (gain) loss on marketable securities	919	(1,628)	(1,782)	(3,413)
Unrealized (gain) loss on derivatives	(789)	7,458	6,360	17,399
Equity-based compensation	4,550	4,223	12,893	9,369
Company's portion of adjustments to EBITDA of unconsolidated joint ventures	3	49	22	144
Adjusted EBITDA	$108,818	$98,442	$191,099	$173,683
____________________________________

(1)	Other income, primarily consisting of income from interest rate derivatives in both periods and net realized loss on marketable securities in both periods, is excluded from Adjusted EBITDA.

(2)	Includes $130 of management conversion costs.
(3) Legal costs associated with litigation settlements are excluded from Adjusted EBITDA.

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

The following table reconciles net income (loss) to FFO and Adjusted FFO available to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$7,600	$(5,940)	$(10,555)	$(30,493)
(Income) loss from consolidated entities attributable to noncontrolling interests	8	(54)	715	224
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(502)	1,180	2,260	4,238
Preferred dividends	(8,491)	(8,490)	(16,981)	(16,822)
Net loss attributable to common shareholders	(1,385)	(13,304)	(24,561)	(42,853)
Depreciation and amortization of real estate	31,900	33,374	63,462	66,892
Impairment charges	(99)	4,025	(195)	3,933
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	502	(1,180)	(2,260)	(4,238)
Equity in (earnings) loss of unconsolidated joint ventures	(2,367)	(23)	4,521	10,281
Company's portion of FFO of unconsolidated joint ventures	14,617	12,955	20,253	15,410
FFO available to common shareholders	43,168	35,847	61,220	49,425
Write-off of loan costs and exit fees	—	—	1,971	—
Transaction costs and management conversion costs (1)	1,300	—	1,300	—
Transaction costs related to proposed spin-off	3,856	—	3,856	—
Legal costs related to litigation settlements (2)	—	1,467	—	1,707
Other income (3)	(310)	1,303	83	1,681
Unrealized (gain) loss on marketable securities	919	(1,628)	(1,782)	(3,413)
Unrealized (gain) loss on derivatives	(789)	7,458	6,360	17,399
Equity-based compensation adjustment for modified employment terms	—	(511)	4,678	480
Company's portion of adjustments to FFO of unconsolidated joint ventures	3	49	22	144
Adjusted FFO available to common shareholders	$48,147	$43,985	$77,708	$67,423
____________________________________
(1) Includes $130 of management conversion costs.
(2) Legal costs associated with litigation settlements are excluded from Adjusted FFO.
(3) Other income, primarily consisting of net realized loss on marketable securities in both periods, is excluded from Adjusted FFO.

HOTEL PORTFOLIO

The following table presents certain information related to our hotel properties as of June 30, 2013:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100%	150
Embassy Suites	Herndon, VA	Full service	150	100%	150
Embassy Suites	Las Vegas, NV	Full service	220	100%	220
Embassy Suites	Syracuse, NY	Full service	215	100%	215
Embassy Suites	Flagstaff, AZ	Full service	119	100%	119
Embassy Suites	Houston, TX	Full service	150	100%	150
Embassy Suites	West Palm Beach, FL	Full service	160	100%	160
Embassy Suites	Philadelphia, PA	Full service	263	100%	263
Embassy Suites	Walnut Creek, CA	Full service	249	100%	249
Embassy Suites	Arlington, VA	Full service	267	100%	267
Embassy Suites	Portland, OR	Full service	276	100%	276
Embassy Suites	Santa Clara, CA	Full service	257	100%	257
Embassy Suites	Orlando, FL	Full service	174	100%	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100%	119
Hilton	Houston, TX	Full service	243	100%	243
Hilton	St. Petersburg, FL	Full service	333	100%	333
Hilton	Santa Fe, NM	Full service	157	100%	157
Hilton	Bloomington, MN	Full service	300	100%	300
Hilton	Washington DC	Full service	544	75%	408
Hilton	Costa Mesa, CA	Full service	486	100%	486
Homewood Suites	Mobile, AL	Select service	86	100%	86
Hampton Inn	Lawrenceville, GA	Select service	86	100%	86
Hampton Inn	Evansville, IN	Select service	141	100%	141
Hampton Inn	Terre Haute, IN	Select service	112	100%	112
Hampton Inn	Buford, GA	Select service	92	100%	92
Marriott	Durham, NC	Full service	225	100%	225
Marriott	Arlington, VA	Full service	697	100%	697
Marriott	Seattle, WA	Full service	358	100%	358
Marriott	Bridgewater, NJ	Full service	347	100%	347
Marriott	Plano, TX	Full service	404	100%	404
Marriott	Dallas, TX	Full service	266	100%	266
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100%	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100%	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100%	90
SpringHill Suites by Marriott	Buford, GA	Select service	96	100%	96
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100%	162
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100%	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100%	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100%	120
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100%	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100%	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100%	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100%	136

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fairfield Inn by Marriott	Kennesaw, GA	Select service	87	100%	87
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100%	388
Courtyard by Marriott	Bloomington, IN	Select service	117	100%	117
Courtyard by Marriott	Columbus, IN	Select service	90	100%	90
Courtyard by Marriott	Louisville, KY	Select service	150	100%	150
Courtyard by Marriott	Crystal City, VA	Select service	272	100%	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100%	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100%	168
Courtyard by Marriott	Palm Desert, CA	Select service	151	100%	151
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100%	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100%	154
Courtyard by Marriott	Philadelphia, PA	Select service	498	100%	498
Courtyard by Marriott	Seattle, WA	Select service	250	100%	250
Courtyard by Marriott	San Francisco, CA	Select service	405	100%	405
Courtyard by Marriott	Orlando, FL	Select service	312	100%	312
Courtyard by Marriott	Oakland, CA	Select service	156	100%	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100%	180
Courtyard by Marriott	Plano, TX	Select service	153	100%	153
Courtyard by Marriott	Edison, NJ	Select service	146	100%	146
Courtyard by Marriott	Newark, CA	Select service	181	100%	181
Courtyard by Marriott	Manchester, CT	Select service	90	85%	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100%	235
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100%	210
Marriott Residence Inn	Evansville, IN	Select service	78	100%	78
Marriott Residence Inn	Orlando, FL	Select service	350	100%	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100%	159
Marriott Residence Inn	San Diego, CA	Select service	150	100%	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100%	144
Marriott Residence Inn	Palm Desert, CA	Select service	130	100%	130
Marriott Residence Inn	Las Vegas, NV	Select service	256	100%	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100%	200
Marriott Residence Inn	Plano, TX	Select service	126	100%	126
Marriott Residence Inn	Newark, CA	Select service	168	100%	168
Marriott Residence Inn	Manchester, CT	Select service	96	85%	82
Marriott Residence Inn	Atlanta, GA	Select service	150	100%	150
Marriott Residence Inn	Jacksonville, FL	Select service	120	100%	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100%	144
One Ocean	Atlantic Beach, FL	Full service	193	100%	193
Sheraton Hotel	Langhorne, PA	Full service	187	100%	187
Sheraton Hotel	Minneapolis, MN	Full service	222	100%	222
Sheraton Hotel	Indianapolis, IN	Full service	371	100%	371
Sheraton Hotel	Anchorage, AK	Full service	370	100%	370
Sheraton Hotel	San Diego, CA	Full service	260	100%	260
Hyatt Regency	Coral Gables, FL	Full service	242	100%	242
Crowne Plaza	Beverly Hills, CA	Full service	260	100%	260
Annapolis Historic Inn	Annapolis, MD	Full service	124	100%	124
Pier House Resort	Key West, FL	Full service	142	100%	142

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Ground Lease Properties
Hilton	Ft. Worth, TX	Full service	294	100%	294
Hilton	La Jolla, CA	Full service	394	75%	296
Crowne Plaza	Key West, FL	Full service	160	100%	160
Renaissance	Tampa, FL	Full service	293	100%	293
Total			20,176		19,915

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

At June 30, 2013, our total indebtedness of $2.4 billion included $722.4 million of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2013 would be approximately $1.8 million annually. Interest rate changes have no impact on the remaining $1.7 billion of fixed-rate debt.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2013, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We use interest rate derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. We periodically enter into various interest rate swap, cap, floor, and flooridor transactions that are not designated as hedges. These instruments currently have maturities ranging from May 2014 to March 2015. Changes in fair market values of these transactions are noncash items and are recorded in earnings. These interest rate derivatives have resulted in total income of approximately $234.4 million from their inception in 2008 through June 30, 2013. Based on the LIBOR rates in effect on June 30, 2013, these derivatives are not expected to result in any income or expense for the remainder of 2013.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

We may not be able to complete the spin-off on the terms anticipated or at all.

Our board of directors has determined that a spin-off of certain of our hotels is in our best interests,subject to its final determination to complete the spin-off and declare the distribution of the outstanding shares of Ashford Prime common stock. Stockholder approval is not required and will not be sought in connection with the contemplated spin-off. The spin-off will be effected by means of a taxable pro rata special distribution of the outstanding shares of Ashford Prime common stock to the holders of our common stock on the record date for the distribution. Although we expect the spin-off to be completed in the third quarter of 2013, there can be no assurance that the spin-off will be completed as anticipated or at all. Our ability to complete the spin-off is subject to, among other things, the registration statement on Form 10 becoming effective, the submission and approval of an application to list Ashford Prime's common stock on the NYSE, obtaining all necessary consents and approvals from lenders, lessors and managers, and the final approval and declaration of the distribution by our board of directors. A failure to complete the spin-off could negatively affect the price of our common stock. We have the right not to complete the spin-off if, at any time, our board of directors determines, in its sole discretion, that the spin-off is not in our best interests or that market conditions are such that it is not advisable to separate Ashford Prime from us.

The spin-off may not have the benefits we anticipate.

The spin-off may not have the full strategic and financial benefits that we expect, or the realization of such benefits may be delayed or may not occur at all. For example, analysts and investors may place a greater value on Ashford Prime as a stand-alone REIT than as a business that is a part of our company and may place a value on us after the spin-off that does not properly reflect our enterprise value after the spin-off. In the event that the spin-off does not have the benefits we expect it to have, the costs associated with the transaction could have a negative effect on our financial condition, results or operations, cash flows and ability to make distributions to our stockholders. Moreover, the announcement of the spin-off and the completion of the spin-off could adversely affect the market price of our common stock.

The spin-off could result in our common stock trading at a lower market price than anticipated.

One of the intended benefits of the spin-off is that the aggregate of the market prices of a share of our common stock and a share of Ashford Prime's common stock will be greater than was or would be the market price of our common stock had the spin-off not been effected, although it is understood that most spin-offs will result in the stock price of the company that effects the spin-off being somewhat lower, at least for some period after the spin-off, than it was prior to the spin-off. If investors and analysts were to view the spin-off of Ashford Prime as adversely affecting our post-spin-off financial condition, results of operations and cash flows in a manner disproportionate to the net value of assets conveyed to Ashford Prime, our common stock could trade at a market price lower than that which would accurately reflect the fair value of our company and result in the aggregate of the market prices of a share of our common stock and a share of Ashford Prime's common stock being less than the market price of a share of our common stock immediately prior to the spin-off.

Ashford Prime may not be able to successfully implement its business strategy.

Ashford Prime might prove to be unable to generate sufficient revenue to pay its operating expenses, including the advisory fees payable to us, and make satisfactory distributions to its stockholders, or any distributions at all, once it commences operations as an independent company. As an independent, publicly traded company, Ashford Prime will incur expenses, including fees paid to its advisor, and legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE and such expenses will affect its financial condition, results of operations and cash flow. In addition, its results of operations and its ability to make or sustain distributions to its stockholders would depend on the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, conditions in the real estate market, the financial markets and economic conditions, among other factors described in the Form 10. After the spin-off, we would not be required, and do not intend, to provide Ashford Prime with funds to finance its working capital or other cash requirements. As a result, Ashford Prime may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

The market price of our common stock could be adversely affected by our level of cash distributions after the spin-off occurs.

The market value of the equity securities of a REIT is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. If analysts and investors perceive that our operating cash flow has been materially adversely affected as a result of the spin-off and that the level of distribution to our common stockholders will be reduced or if we must reduce our distributions materially after the spin-off, the market price of our common stock could be adversely affected. Our failure to meet the market's expectations with regard to future earnings and cash distributions could adversely affect the market price of our common stock.

The spin-off would result in a change in our investment guidelines to exclude investments in certain desirable hotel properties.

Following the spin-off, Ashford Prime's business strategy will be focused on investing primarily in full-service and select-service hotels in the luxury, upper-upscale and upscale segments, which are anticipated to generate RevPAR of at least twice the then current U.S. average RevPAR for all hotels as determined by Smith Travel Research. We expect our investment guidelines will be changed so that we will exclude from our investment focus those properties that are the investment focus of Ashford Prime, i.e., full-service and select service hotels in the luxury, upper-upscale and upscale segments, which are anticipated to generate RevPAR at least twice the national average. As a result, our changed investment guidelines would result in us not considering for investment desirable properties that might otherwise be available in the market unless Ashford Prime rejects those properties. Such a change in our investment guidelines would limit our opportunities to invest in properties that could have a more positive effect on our financial condition and operating results than properties not anticipated to generate a RevPAR of the type within Ashford Prime's criteria for investment.

The spin-off could adversely affect our ability to make distributions in future periods.

Our cash flows in future periods will be reduced by the amount of the net cash flows that would have been generated in future periods by the hotel properties that are contributed or sold to Ashford Prime in the spinoff or pursuant to the option agreements between us and Ashford Prime. As a result, the distributions to our stockholders that we make with respect to those future periods could be reduced to amounts less than the distributions otherwise anticipated by our stockholders for such future periods.

Our agreements with Ashford Prime do not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties.

The terms of the agreements related to Ashford Prime's separation from us, including a separation and distribution agreement and an advisory agreement between Ashford Prime and our subsidiary that will advise Ashford Prime, and other agreements entered into in connection with the spin-off, were not negotiated on an arm's-length basis (although they were approved by a majority of our directors who do not also own units in our operating partnership), and we did not have the benefit of arm's-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms may be less favorable to us than the terms that would have resulted from arm's-length negotiations among unaffiliated third parties. Furthermore, we may choose not to enforce, limit our enforcement of, or enforce less vigorously, our rights under these agreements because of our desire to maintain an ongoing relationship with Ashford Prime as an advisory client.

The ownership by our executive officers and some of our directors of shares of common stock, or other equity awards of Ashford Prime may create, or may create the appearance of, conflicts of interest.

Certain directors and officers of Ashford Prime are also directors and officers of the Company and own shares of our common stock and common units in our operating partnership. After the spin-off, those persons will also own shares of Ashford Prime, common units of Ashford Prime's operating partnership or both and may also be granted equity awards by Ashford Prime, the value of which will be tied to the value of the Ashford Prime common stock. The positions of such directors and officers in both the Company and Ashford Prime and the ownership by such persons of Ashford Prime common stock, common units in Ashford Prime's operating partnership or equity awards with values based on the value of the Ashford Prime common stock, could create, or create the appearance of, conflicts of interest when those directors and officers are faced with decisions that could have different implications for Ashford Prime than they do for us.

The distribution of Ashford Prime common stock will not qualify for tax-free treatment and may be taxable to you as a dividend; however, the tax impact will not be calculated until the end of the 2013 calendar year.

The distribution of Ashford Prime common stock will not qualify for tax-free treatment. An amount equal to the fair market value of the shares of Ashford Prime common stock received by you on the distribution date, including any fractional shares deemed to be received on the distribution date, will be treated as a taxable dividend to the extent of your share of any of our current or accumulated earnings and profits for the year of the distribution. Any fair market value in the excess of our current or accumulated earnings and profits will be treated first as a non-taxable return of capital to the extent of your tax adjusted basis in our common stock and then as capital gain. The distribution will not include a distribution of cash, except for certain cash in lieu of fractional shares of Ashford Prime common stock, and, thus, you will have to obtain cash from other sources to pay the income tax on this income. In addition, we or other applicable withholding agents may be required or permitted to withhold at the applicable rate on all or a portion of the distribution payable to non-U.S. stockholders, and any such withholding would be satisfied by us or such agent withholding by selling a portion of the Ashford Prime stock otherwise distributable to non-U.S. stockholders. Such non-U.S. stockholders may bear brokerage fees or other costs from this withholding procedure. Your adjusted tax basis in our shares held at the time of the distribution will be reduced (but not below zero) to the extent the fair market value of the shares of Ashford Prime common stock distributed by us to you in the distribution exceeds your share of our current and accumulated earnings and profits. Your holding period for your shares of our common stock will not be affected by the distribution. We will not be able to advise you of the amount of our earnings and profits until after the end of the 2013 calendar year.

Although we will be ascribing a value to Ashford Prime's shares in the distribution for tax purposes, this valuation is not binding on the Internal Revenue Service (the “IRS”) or any other taxing authority. These taxing authorities could ascribe a higher valuation to such shares, particularly if Ashford Prime's stock trades at prices significantly above the value ascribed to such shares by us in the period following the distribution. Such a higher valuation may cause a larger reduction in the tax basis of your shares of us or may cause you to recognize additional dividend or capital gain income. You are urged to consult your own tax advisor as to the particular tax consequences of the distribution to you.

The option purchase price for Pier House Resort may not be market price at the time the option is exercised.

If Ashford Prime exercises the option to purchase the Pier House Resort, the purchase price it pays for such hotel may be less than the amount payable for a comparable property in a fully-marketed sale process. Pursuant to the option agreement related to the Pier House Resort, Ashford Prime's purchase price for the hotel is determined, based on the price that we paid for such hotel. Accordingly, the purchase price Ashford Prime pays for such hotel may be less than the amount payable for a comparable property in a fully-marketed sale process.

Changes in laws, regulations, or policies may adversely affect our business.

The laws and regulations governing our business or the regulatory or enforcement environment at the federal level or in any of the states in which we operate may change at any time and may have an adverse effect on our business. For example, the Patient Protection and Affordable Care Act of 2010, as it is phased in over time, will significantly affect the administration of health care services and could significantly impact our cost of providing employees with health care insurance. We are unable to predict how this or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.

The discussion of our business and operations and risk factors discussed in this report should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K, filed on November 12, 2010)

10.1*	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated June 26, 2012

12.0*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

ASHFORD HOSPITALITY TRUST, INC.

Date:	August 7, 2013	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 7, 2013	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer