Form 10-Q
period 2013-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2013-11-07
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	80,565,563
(Class)	Outstanding at November 6, 2013

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Cash and cash equivalents	$310,427	$185,935
Marketable securities	25,029	23,620
Total cash, cash equivalents and marketable securities	335,456	209,555
Investment in hotel properties, net	2,929,773	2,872,304
Restricted cash	84,215	84,786
Accounts receivable, net of allowance of $396 and $265, respectively	30,520	35,116
Inventories	2,243	2,111
Notes receivable, net of allowance of $8,037 and $8,333, respectively	11,443	11,331
Investment in unconsolidated joint ventures	144,068	158,694
Deferred costs, net	14,010	17,194
Prepaid expenses	13,832	10,145
Derivative assets, net	256	6,391
Other assets	6,252	4,594
Intangible asset, net	2,654	2,721
Due from affiliates	1,416	1,168
Due from third-party hotel managers	53,218	48,619
Total assets	$3,629,356	$3,464,729
Liabilities and Equity
Liabilities:
Indebtedness	$2,440,413	$2,339,410
Capital leases payable	37	—
Accounts payable and accrued expenses	98,697	84,293
Dividends payable	20,734	18,258
Unfavorable management contract liabilities	8,313	11,165
Due to related party, net	1,157	3,725
Due to third-party hotel managers	1,846	1,410
Liabilities associated with marketable securities and other	1,422	1,641
Other liabilities	6,040	6,348
Total liabilities	2,578,659	2,466,250

Redeemable noncontrolling interests in operating partnership	196,427	151,179

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at September 30, 2013 and December 31, 2012	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at September 30, 2013 and December 31, 2012	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued, 80,565,563 and 68,150,617 shares outstanding at September 30, 2013 and December 31, 2012, respectively	1,249	1,249
Additional paid-in capital	1,882,100	1,766,168
Accumulated other comprehensive loss	(240)	(282)
Accumulated deficit	(889,035)	(770,467)
Treasury stock, at cost (44,331,202 shares and 56,746,148 shares at September 30, 2013 and December 31, 2012, respectively)	(140,054)	(164,884)
Total shareholders’ equity of the Company	854,178	831,942
Noncontrolling interests in consolidated entities	92	15,358
Total equity	854,270	847,300
Total liabilities and equity	$3,629,356	$3,464,729

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE	(Unaudited)		(Unaudited)
Rooms	$197,067	$181,511	$586,276	$540,799
Food and beverage	34,444	33,732	117,328	115,382
Other	10,364	8,852	28,509	25,595
Total hotel revenue	241,875	224,095	732,113	681,776
Other	149	100	392	252
Total Revenue	242,024	224,195	732,505	682,028
EXPENSES
Hotel operating expenses:
Rooms	45,079	41,673	132,310	122,076
Food and beverage	25,860	24,486	80,651	78,436
Other expenses	74,275	67,723	215,923	203,988
Management fees	9,888	9,261	30,467	28,142
Total hotel operating expenses	155,102	143,143	459,351	432,642
Property taxes, insurance, and other	12,474	11,487	36,385	33,337
Depreciation and amortization	32,777	33,558	98,099	100,691
Impairment charges	(101)	(5,066)	(296)	(5,253)
Transaction costs	126	—	1,296	—
Corporate, general, and administrative	13,465	10,851	42,680	33,027
Total Operating Expenses	213,843	193,973	637,515	594,444
OPERATING INCOME	28,181	30,222	94,990	87,584
Equity in loss of unconsolidated joint ventures	(10,105)	(7,373)	(14,626)	(17,654)
Interest income	12	30	61	84
Other income	314	8,671	6,446	22,988
Interest expense and amortization of loan costs	(36,625)	(37,129)	(108,031)	(108,289)
Write-off of loan costs and exit fees	—	—	(1,971)	—
Unrealized gain (loss) on marketable securities	257	(48)	2,039	3,365
Unrealized loss on derivatives	(817)	(9,353)	(7,177)	(26,753)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,783)	(14,980)	(28,269)	(38,675)
Income tax expense	(619)	(639)	(1,688)	(2,884)
LOSS FROM CONTINUING OPERATIONS	(19,402)	(15,619)	(29,957)	(41,559)
Income (loss) from discontinued operations	—	(2,412)	—	(6,966)
NET LOSS	(19,402)	(18,031)	(29,957)	(48,525)
Loss from consolidated entities attributable to noncontrolling interests	175	219	890	444
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,892	2,665	5,152	6,902
NET LOSS ATTRIBUTABLE TO THE COMPANY	(16,335)	(15,147)	(23,915)	(41,179)
Preferred dividends	(8,490)	(8,490)	(25,471)	(25,312)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(24,825)	$(23,637)	$(49,386)	$(66,491)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Basic:
Loss from continuing operations attributable to common shareholders	$(0.31)	$(0.32)	$(0.69)	$(0.90)
Income (loss) from discontinued operations attributable to common shareholders	—	(0.03)	—	(0.09)
Loss attributable to common shareholders	$(0.31)	$(0.35)	$(0.69)	$(0.99)
Weighted average common shares outstanding – basic	79,898	67,659	72,068	67,484
Diluted:
Loss from continuing operations attributable to common shareholders	$(0.31)	$(0.32)	$(0.69)	$(0.90)
Income (loss) from discontinued operations attributable to common shareholders	—	(0.03)	—	(0.09)
Loss attributable to common shareholders	$(0.31)	$(0.35)	$(0.69)	$(0.99)
Weighted average common shares outstanding – diluted	79,898	67,659	72,068	67,484

Dividends declared per common share	$0.12	$0.11	$0.36	$0.33

Amounts attributable to common shareholders:
Loss from continuing operations	$(16,335)	$(13,038)	$(23,915)	$(35,082)
Income (loss) from discontinued operations	—	(2,109)	—	(6,097)
Preferred dividends	(8,490)	(8,490)	(25,471)	(25,312)
Net loss attributable to common shareholders	$(24,825)	$(23,637)	$(49,386)	$(66,491)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net loss	$(19,402)	$(18,031)	$(29,957)	$(48,525)
Other comprehensive loss, net of tax:
Change in unrealized loss on derivatives	(2)	(28)	(4)	(138)
Reclassification to interest expense	29	2	53	26
Total other comprehensive income (loss)	27	(26)	49	(112)
Comprehensive loss	(19,375)	(18,057)	(29,908)	(48,637)
Less: Comprehensive loss attributable to noncontrolling interests in consolidated entities	175	219	890	444
Less: Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	2,888	2,666	5,145	6,915
Comprehensive loss attributable to the Company	$(16,312)	$(15,172)	$(23,873)	$(41,278)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Preferred Stock								Additional Paid In Capital		Accumulated Other Comprehensive Loss			Noncontrolling Interests In Consolidated Entities		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts		Total
Balance at January 1, 2013	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,766,168	$(770,467)	$(282)	(56,746)	$(164,884)	$15,358	$847,300	$151,179
Equity-based compensation	—	—	—	—	—	—	—	—	1,714	—	—	—	—	—	1,714	15,335
Forfeitures of restricted common shares	—	—	—	—	—	—	—	—	5	—	—	(1)	(5)	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(540)	—	—	198	540	—	—	69
Issuances of preferred stock	—	—	—	—	—	—	—	—	244	—	—	—	—	—	244	—
Purchases of Treasury Shares	—	—	—	—	—	—	—	—	—	—	—	(33)	(401)	—	(401)	—
Reissuances of Treasury Shares	—	—	—	—	—	—	—	—	115,415	—	—	12,251	24,696	—	140,111	—
Dividends declared- common stock	—	—	—	—	—	—	—	—	—	(27,386)	—	—	—	—	(27,386)	—
Dividends declared- Preferred Stock- Series A	—	—	—	—	—	—	—	—	—	(2,657)	—	—	—	—	(2,657)	—
Dividends declared- Preferred Stock- Series D	—	—	—	—	—	—	—	—	—	(15,001)	—	—	—	—	(15,001)	—
Dividends declared – Preferred Stock- Series E	—	—	—	—	—	—	—	—	—	(7,813)	—	—	—	—	(7,813)	—
Net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	(4)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	46	—	—	—	46	7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,376)	(14,376)	(7,713)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(41,796)	—	—	—	—	(41,796)	41,796
Unvested operating partnership units adjustment	—	—	—	—	—	—	—	—	(906)	—	—	—	—	—	(906)	906
Net loss	—	—	—	—	—	—	—	—	—	(23,915)	—	—	—	(890)	(24,805)	(5,152)
Balance at September 30, 2013	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,882,100	$(889,035)	$(240)	(44,331)	$(140,054)	$92	$854,270	$196,427

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities	(Unaudited)
Net loss	$(29,957)	$(48,525)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	98,099	102,739
Impairment charges	(296)	(1,133)
Amortization of loan costs, write-off of loan costs, and exit fees	7,702	4,289
Equity in loss of unconsolidated joint ventures	14,626	17,654
Income from financing derivatives	(6,215)	(23,988)
Gain on disposition of hotel properties	(76)	—
Realized and unrealized gains on marketable securities	(1,899)	(2,273)
Purchases of marketable securities	(15,525)	(43,418)
Sales of marketable securities	15,287	43,184
Net settlement of trading derivatives	(861)	(2,718)
Unrealized loss on derivatives	7,177	26,753
Equity-based compensation	17,049	13,701
Changes in operating assets and liabilities, exclusive of effect of hotel acquisition:
Restricted cash	571	7,191
Accounts receivable and inventories	3,002	(7,392)
Prepaid expenses and other assets	(4,685)	(892)
Accounts payable and accrued expenses	14,837	23,940
Due from affiliates	(248)	27
Due to related parties	(2,568)	(113)
Due to/from third-party hotel managers	(4,163)	(1,059)
Other liabilities	(3,109)	(1,156)
Net cash provided by operating activities	108,748	106,811

Cash Flows from Investing Activities
Proceeds from payments of notes receivable	184	5,154
Net proceeds from sales of hotel properties	307	—
Acquisition of hotel property, net of cash acquired	(88,204)	—
Improvements and additions to hotel properties	(68,958)	(62,587)
Net cash used in investing activities	(156,671)	(57,433)

Cash Flows from Financing Activities
Borrowings on indebtedness	268,875	135,000
Repayments of indebtedness and capital leases	(167,884)	(188,914)
Payments of loan costs and prepayment penalties	(4,709)	(3,665)
Payments of dividends	(58,094)	(53,305)
Purchases of treasury shares	(401)	—
Payments for derivatives	(185)	(137)
Cash income from derivatives	7,878	24,081
Issuance of preferred stock	244	15,982
Issuances of treasury stock	140,111	—
Contributions from noncontrolling interests in consolidated entities	—	300
Distributions to noncontrolling interests in consolidated entities	(13,489)	—
Other	69	64
Net cash provided by (used in) financing activities	172,415	(70,594)

Net increase (decrease) in cash and cash equivalents	124,492	(21,216)
Cash and cash equivalents at beginning of period	185,935	167,609
Cash and cash equivalents at end of period	$310,427	$146,393
Supplemental Cash Flow Information
Interest paid	$100,217	$102,445
Income taxes paid	$1,155	$166
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued interest added to principal of indebtedness	$—	$3,664
Net other liabilities acquired (net of other assets acquired and cash received)	$1,691	$—

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

As of September 30, 2013, we owned interests in the following hotel properties (all located in the United States) and notes receivable:

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

For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2013, our 95 legacy hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of September 30, 2013, the 28 hotel properties owned by our unconsolidated joint venture, PIM Highland JV, are leased to its wholly owned subsidiary that is treated as a taxable REIT subsidiary for federal income tax purposes.

As of September 30, 2013, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 54 of our 95 legacy hotel properties, 21 of the 28 PIM Highland JV hotel properties, and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.

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

The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
Marriott International, Inc. (“Marriott”) currently manages 32 of our legacy hotel properties. There were eight additional hotel properties managed by Marriott until May 31, 2013. For these 40 Marriott-managed hotels, the 2012 fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and 16 weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31st, June 30th, September 30th and December 31st. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the 2013 and 2012 fiscal years began on December 29, 2012 and December 31, 2011, respectively. The third quarters of 2013 and 2012 began on July 1, 2013 and June 16, 2012, respectively and ended on September 30, 2013 and September 7, 2012, respectively. As a result, the quarter ended September 30, 2013 contained 92 days while the quarter ended September 7, 2012 contained 84 days and the nine month periods ended September 30, 2013 and September 7, 2012 contained 276 days and 252 days, respectively. Prior results have not been adjusted.

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

Impairment of Investment in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property's net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for investment in hotel properties included in continuing operations for the three and nine months ended September 30, 2013 and 2012.

Notes Receivable – Mezzanine loan financing, classified as notes receivable, represents loans held for investment and intended to be held to maturity. Accordingly, these notes are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three and nine months ended September 30, 2013 and 2012.

Variable interest entities (“VIEs”), as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIEs do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at September 30, 2013 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. Although the note receivable is considered to be a variable interest in the entity that owns the related hotel, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded during the three and nine months ended September 30, 2013 and 2012. Valuation adjustments of $101,000 and $296,000 on previously impaired notes were credited to impairment charges during the three and nine months ended September 30, 2013, respectively. Valuation adjustments of $5.1 million and $5.3 million on previously impaired notes were credited to impairment charges during the three and nine months ended September 30, 2012, respectively.

Investments in Unconsolidated Joint Ventures – Investments in unconsolidated joint ventures, in which we have ownership interests ranging from 14.4% to 71.74%, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint ventures' net income (loss). We review investments in our unconsolidated joint ventures for impairment in each reporting period. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated joint ventures. No such impairments were recorded in the three and nine months ended September 30, 2013 and 2012.

Our investments in unconsolidated joint ventures are considered to be variable interests in the underlying entities. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that the VIE operates as designed, and (iii) an obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct our unconsolidated joint ventures’ activities and operations, we are not considered to be the primary beneficiary of these joint ventures. Although we have a 71.74% majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $144.1 million at September 30, 2013 based on our share of the joint venture’s equity. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

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

During the three and nine months ended September 30, 2012, discontinued operations included two hotel properties disposed of in 2012. The Doubletree Guest Suites hotel in Columbus, Ohio was sold in November 2012 and the Hilton El Conquistador hotel in Tucson, Arizona was disposed of in December 2012. No impairment charges were recognized during the three months ended September 30, 2012. For the nine months ended September 30, 2012, we recognized an impairment charge of $4.1 million on the Hilton El Conquistador hotel. There were no assets held for sale as of September 30, 2013 and December 31, 2012.

Marketable Securities – Marketable securities, including U.S. treasury bills, public equity securities and equity put and call options of certain publicly traded companies, are recorded at fair value. Equity put and call options are considered derivatives. The fair value of these investments is based on the closing price as of the balance sheet date and is reported as “Marketable securities” or “Liabilities associated with marketable securities and other” in the consolidated balance sheets. On the consolidated statements of operations, net investment income, including interest income (expense), dividends, realized gains or losses and related costs incurred, is reported as a component of “Other income” while unrealized gains and losses on these investments are reported as “Unrealized gain (loss) on marketable securities."

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
the ineffective portion of changes in fair value is recognized directly in earnings as “Unrealized loss on derivatives” in the consolidated statements of operations. For the three and nine months ended September 30, 2013 and 2012 there was no ineffectiveness.

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

Reclassifications – Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2012 have been reclassified for discontinued operations. Additionally, certain amounts due from affiliates have been reclassified in the 2012 consolidated statement of cash flows. These reclassifications had no effect on our cash flows, equity, or net income (loss) previously reported.

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

Acquisition of the Pier House Resort - On May 14, 2013, we acquired a 100% interest in the Pier House Resort in Key West, Florida, for a contractual purchase price of $90.0 million in cash and incurred transaction costs of approximately $872,000, which are included in transaction costs on the consolidated statement of operations. The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to investments in hotel properties, property level working capital balances and any potential intangibles. Thus, the balances recorded are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact the deprecation and amortization expense included on our consolidated statement of operations.

Planned Spin-off of an 8-hotel Portfolio - On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution will be comprised of common stock in Ashford Hospitality Prime, Inc. (“Ashford Prime”), a newly formed company to which we plan to contribute the portfolio interests. This distribution will be made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock. A Form 10 registration statement has been filed with, and declared effective by, the SEC. Ashford Prime is expected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, and has filed an application to list its shares of common stock on the New York Stock Exchange, under the symbol “AHP.” The proposed transaction also includes options to purchase the Marriott Crystal Gateway in Arlington, Virginia and the Pier House Resort in Key West, Florida. Ashford Prime is expected to have an initial annual dividend policy of a minimum of $0.20 per share of Ashford Prime common stock, on an annual basis.

The net assets of the eight hotel properties in the spin-off are included in "assets held and used" until the spin-off is completed and the assets have been disposed of in accordance with the applicable accounting guidance. The operating results of the hotel properties in our consolidated statements of operations will be evaluated at the time the disposal is completed for inclusion in discontinued operations, in accordance with the applicable accounting guidance. The Marriott Crystal Gateway in Arlington, Virginia and the Pier House Resort in Key West, Florida are included in "assets held and used" and continuing operations as they do not meet the requirements to be classified as "held for sale" or "discontinued operations" in accordance with the applicable accounting guidance.

Common Stock Offering - On June 20, 2013, we commenced a follow-on public offering of 11.0 million shares of our common stock at $12.00 per share for gross proceeds of $132.0 million. The aggregate proceeds, net of the 4.25% underwriting discount and other expenses of $500,000, were approximately $125.9 million. The offering settled on June 26, 2013. We granted the underwriters a 30-day option to purchase up to an additional 1.65 million shares of our common stock. On July 24, 2013, the underwriters partially exercised their option and purchased an additional 1.25 million shares of our common stock at a price of $12.00 per share less the underwriting discount resulting in additional proceeds of approximately $14.2 million.

$69.0 Million Pier House Financing - On September 10, 2013, we completed the financing for a $69.0 million loan due September 2015 and secured by the Pier House Resort. The new financing has a two-year term and three, one-year extension options with no test requirements for the first two extensions. The loan provides for a floating interest rate of LIBOR + 4.90%, with no LIBOR Floor. The excess loan proceeds were added to our unrestricted cash balance.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Investments in Hotel Properties, net

Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$540,142	$483,242
Buildings and improvements	2,812,427	2,779,589
Furniture, fixtures, and equipment	203,410	224,907
Construction in progress	11,546	10,499
Condominium properties	12,682	12,690
Total cost	3,580,207	3,510,927
Accumulated depreciation	(650,434)	(638,623)
Investments in hotel properties, net	$2,929,773	$2,872,304

Acquisition of the Pier House Resort - On May 14, 2013 we acquired a 100% interest in the Pier House Resort in Key West, Florida, for a contractual purchase price of $90.0 million in cash. In connection with the acquisition, we incurred transaction costs of $872,000, which are included in transaction costs on the consolidated statement of operations. The purchase price has been allocated to the assets acquired and liabilities assumed using the estimated fair value at the date of acquisition based on a third party appraisal.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$56,900
Buildings and improvements	26,924
Furniture, fixtures, and equipment	6,100
89,924
Net other assets and liabilities	(1,690)
Total	$88,234

The results of operations of the hotel property have been included in our results of operations since May 14, 2013. For the three and nine months ended September 30, 2013, we have included revenues of $4.0 million and $6.4 million, respectively, and net income of $690,000 and $1.3 million, respectively, in the consolidated statements of operations.

The following table reflects the unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2012, reflecting the addition of the Pier House operating results for the applicable periods from January 1, 2012 through May 13, 2013 and the removal of $126,000 and $872,000 of transaction costs for the three and nine months ended September 30, 2013, respectively, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue	$242,024	$227,843	$741,166	$696,176
Loss from continuing operations	$(19,276)	$(15,015)	$(25,409)	$(37,210)
Net loss	$(19,276)	$(17,427)	$(25,409)	$(44,176)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.	Notes Receivable

As of September 30, 2013 and December 31, 2012, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 8.

In addition, as of September 30, 2013 and December 31, 2012, we had one mezzanine loan receivable with a net carrying value of $3.3 million and $3.2 million, respectively, net of a valuation allowance of $8.0 million and $8.3 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.

6.	Investment in Unconsolidated Joint Ventures

Effective March 10, 2011, PIM Highland JV, a 28 hotel portfolio, became an investment in unconsolidated joint venture when we acquired a 71.74% common equity interest and a $25.0 million, or 50%, preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Although we have majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $144.1 million and $158.7 million at September 30, 2013 and December 31, 2012, respectively.

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

The following tables summarize the consolidated balance sheets as of September 30, 2013 and December 31, 2012 and the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 of the PIM Highland JV (in thousands):

PIM Highland JV
Condensed Consolidated Balance Sheets
	September 30, 2013	December 31, 2012
Total assets	$1,398,407	$1,417,204

Total liabilities	1,175,639	1,176,298
Members' equity	222,768	240,906
Total liabilities and members' equity	$1,398,407	$1,417,204

Our ownership interest in PIM Highland JV	$144,068	$158,694

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

PIM Highland JV
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Total revenue	$104,226	$100,033	$324,762	$306,087
Total expenses	(100,422)	(92,697)	(292,487)	(277,933)
Operating income	3,804	7,336	32,275	28,154
Interest income and other	14	18	55	82
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	(16,238)	(16,032)	(48,089)	(47,443)
Other expenses	—	(6)	—	(70)
Income tax expense	(881)	(914)	(2,379)	(3,378)
Net loss	$(13,301)	$(9,598)	$(18,138)	$(22,655)

Our equity in loss of PIM Highland JV	$(10,105)	$(7,373)	$(14,626)	$(17,654)

Additionally, as of September 30, 2013 and December 31, 2012, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.

7.	Assets Held for Sale and Discontinued Operations

During the three and nine months ended September 30, 2012, discontinued operations included two hotel properties disposed of in 2012. The Doubletree Guest Suites hotel in Columbus, Ohio was sold in November 2012 and the Hilton El Conquistador hotel in Tucson, Arizona was disposed of in December 2012.

During the second quarter of 2012, we determined the hotel property in Tucson, Arizona was not to be held long-term as operating cash flows were not anticipated to cover principal and interest payments of the related debt secured by this hotel. In addition, regarding this loan, we ceased making principal and interest payments after July 31, 2012. Based on our assessment, which included marketing this hotel for sale, we concluded that the carrying value of this asset would not be recoverable. Consequently, in the second quarter of 2012, we recognized an impairment charge of $4.1 million related to this hotel, which reduced its carrying value to $19.7 million and represented our estimate of its fair value. The impairment charge was based on methodologies discussed in Note 2, which are considered Level 3 valuation techniques. There were no assets held for sale as of September 30, 2013 and December 31, 2012.

The following table summarizes the operating results of the discontinued hotel properties (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012

Hotel revenues	$5,974	$23,161
Hotel operating expenses	(6,944)	(21,695)
Operating income (loss)	(970)	1,466
Property taxes, insurance, and other	(389)	(1,219)
Depreciation and amortization	(642)	(2,048)
Impairment charges	—	(4,120)
Interest expense and amortization of loan costs	(411)	(1,045)
Loss from discontinued operations before income tax expense	(2,412)	(6,966)
Income tax expense	—	—
Loss from discontinued operations	(2,412)	(6,966)
Loss from discontinued operations attributable to redeemable noncontrolling interest in operating partnership	303	869
Loss from discontinued operations attributable to the Company	$(2,109)	$(6,097)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.	Indebtedness

Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2013	December 31, 2012

Mortgage loan (6)	2 hotels	August 2013	LIBOR (1) + 2.75%	$—	$141,667
Mortgage loan (3)	5 hotels	March 2014	LIBOR (1) + 4.50%	167,327	173,180
Mortgage loan (2)	9 hotels	May 2014	LIBOR (1) + 6.50%	135,000	135,000
Mortgage loan	1 hotel	May 2014	8.32%	5,147	5,285
Senior credit facility (5)	Various	September 2014	LIBOR (1) + 2.75% to 3.50%	—	—
Mortgage loan (2)	5 hotels	November 2014	Greater of 6.40% or LIBOR (1) + 6.15%	211,000	211,000
Mortgage loan	8 hotels	December 2014	5.75%	102,948	104,680
Mortgage loan	10 hotels	July 2015	5.22%	150,177	152,513
Mortgage loan (4)	1 hotel	September 2015	LIBOR (1) + 4.90%	69,000	—
Mortgage loan	8 hotels	December 2015	5.70%	95,415	96,907
Mortgage loan	5 hotels	February 2016	5.53%	108,557	110,169
Mortgage loan	5 hotels	February 2016	5.53%	90,027	91,364
Mortgage loan	5 hotels	February 2016	5.53%	77,983	79,140
Mortgage loan (7)	1 hotel	April 2017	5.91%	34,420	34,735
Mortgage loan	2 hotels	April 2017	5.95%	126,147	127,289
Mortgage loan	3 hotels	April 2017	5.95%	256,698	259,021
Mortgage loan	5 hotels	April 2017	5.95%	113,703	114,732
Mortgage loan	5 hotels	April 2017	5.95%	102,201	103,126
Mortgage loan	5 hotels	April 2017	5.95%	155,511	156,918
Mortgage loan	7 hotels	April 2017	5.95%	124,391	125,517
Mortgage loan (6)	2 hotels	February 2018	LIBOR (1) + 3.50%	198,666	—
TIF loan (7) (8)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan	1 hotel	November 2020	6.26%	101,604	102,562
Mortgage loan	1 hotel	April 2034	Greater of 6.00% or Prime + 1.00%	6,393	6,507
Total				$2,440,413	$2,339,410
____________________________________
(1) LIBOR rates were 0.179% and 0.209% at September 30, 2013 and December 31, 2012, respectively.
(2) These mortgage loans have three one-year extension options subject to satisfaction of certain conditions.
(3) This mortgage loan has a one-year extension option subject to satisfaction of certain conditions.
(4) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions in the final year.
(5) Our borrowing capacity under our senior credit facility is $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. We may use up to $10.0 million for standby letters of credit. The credit facility has a one-year extension option subject to advance notice and a 0.25% extension fee.
(6) On February 26, 2013, we refinanced our $141.7 million loan due August 2013 with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor.
(7) These loans are collateralized by the same property.
(8) The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See Note 5.

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

On September 10, 2013, we completed the financing for a $69.0 million loan due September 2015 and secured by the Pier House Resort. The new financing has a two-year term and three, one-year extension options with no test requirements for the first two extensions. The loan provides for a floating interest rate of LIBOR + 4.90%, with no LIBOR Floor. The excess loan proceeds were added to our unrestricted cash balance.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay a portion of our indebtedness before maturity at a time when

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford or AHLP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford or AHLP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of September 30, 2013, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with these covenant provisions would result in us being in default on any derivative instrument obligations covered by the applicable agreement. At September 30, 2013, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was an asset of $211,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from continuing operations allocated to common shareholders:
Loss from continuing operations attributable to the Company	$(16,335)	$(13,038)	$(23,915)	$(35,082)
Less: Dividends on preferred stocks	(8,490)	(8,490)	(25,471)	(25,312)
Less: Dividends on common stock	(9,617)	(7,443)	(27,223)	(22,281)
Less: Dividends on unvested restricted shares	(51)	(55)	(163)	(215)
Undistributed loss from continuing operations	(34,493)	(29,026)	(76,772)	(82,890)
Add back: Dividends on common stock	9,617	7,443	27,223	22,281
Distributed and undistributed loss from continuing operations - basic and diluted	$(24,876)	$(21,583)	$(49,549)	$(60,609)

Income (loss) from discontinued operations allocated to common shareholders:
Income (loss) from discontinued operations - basic and diluted	$—	$(2,109)	$—	$(6,097)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted	79,898	67,659	72,068	67,484

Basic loss per share:
Loss from continuing operations allocated to common shareholders per share	$(0.31)	$(0.32)	$(0.69)	$(0.90)
Income (loss) from discontinued operations allocated to common shareholders per share	—	(0.03)	—	(0.09)
Net loss allocated to common shareholders per share	$(0.31)	$(0.35)	$(0.69)	$(0.99)

Diluted loss per share:
Loss from continuing operations allocated to common shareholders per share	$(0.31)	$(0.32)	$(0.69)	$(0.90)
Income (loss) from discontinued operations allocated to common shareholders per share	—	(0.03)	—	(0.09)
Net loss allocated to common shareholders per share	$(0.31)	$(0.35)	$(0.69)	$(0.99)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Due to the anti-dilutive effect, the computation of diluted loss per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from continuing operations allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$51	$55	$163	$215
Loss attributable to noncontrolling interest in operating partnership units	(2,892)	(2,362)	(5,152)	(6,033)
Total	$(2,841)	$(2,307)	$(4,989)	$(5,818)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	122	109	124	214
Effect of assumed conversion of operating partnership units	18,962	17,576	18,607	17,278
Total	19,084	17,685	18,731	17,492

10.	Derivative Instruments and Hedging

Interest Rate Derivatives – We are exposed to risks arising from our business operations, economic conditions, and financial markets. To manage these risks, we use interest rate derivatives to hedge our debt and potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. Interest rate derivatives may include interest rate swaps, caps, floors and flooridors. Our derivatives are subject to master-netting settlement arrangements. The maturities on these instruments range from May 2014 to September 2015. To mitigate nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.

Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation.  The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments.  If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses.  The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity).  For all CMBX trades completed to date, we were the buyer of protection.  Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in market value is over $250,000. Credit default swaps had a net carrying value of an asset of $211,000 as of September 30, 2013, which is included in "Derivative assets, net" in the consolidated balance sheets. At December 31, 2012, credit default swaps had a carrying value of an asset of $170,000, which is included in “Derivative assets, net” in the consolidated balance sheets. We recognized unrealized losses of $689,000 and $820,000 for the three and nine months ended September 30, 2013, respectively, and $1.4 million and $3.1 million for the three and nine months ended September 30, 2012, respectively, that are included in “Unrealized loss on derivatives” in the consolidated statements of operations.

Marketable Securities and Liabilities Associated with Marketable Securities and other – We invest in public securities, including stocks and put and call options, which are considered derivatives. At September 30, 2013, we had investments in these derivatives totaling $887,000 and liabilities of $298,000. At December 31, 2012, we had investments in these derivatives totaling $612,000 and liabilities of $299,000.

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

When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2013, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.18% to 0.23% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (4)	Total

September 30, 2013:
Assets
Derivative Assets:
Interest rate derivatives - non-hedges	$—	$45	$—	$45	(1)
Credit default swaps	—	2,113	(1,902)	211	(1)
Equity put and call options	887	—	—	887	(2)
Non-derivative Assets:
Equity and US treasury securities	24,142	—	—	24,142	(2)
Total	25,029	2,158	(1,902)	25,285

Liabilities
Derivative Liabilities:
Short-equity put options	(157)	—	—	(157)	(3)
Short-equity call options	(141)	—	—	(141)	(3)
Non-derivative Liabilities:
Margin account balance	(1,124)	—	—	(1,124)	(3)
Total	(1,422)	—	—	(1,422)
Net	$23,607	$2,158	$(1,902)	$23,863

December 31, 2012:
Assets
Derivative Assets:
Interest rate derivatives - non-hedges	$—	$10,617	$—	$10,617	(1)
Interest rate derivatives - hedges	—	4	—	4	(1)
Credit default swaps	—	2,933	(2,763)	170	(1)
Equity put and call options	612	—	—	612	(2)
Non-derivative Assets:
Equity and US treasury securities	23,008	—	—	23,008	(2)
Total	23,620	13,554	(2,763)	34,411
Liabilities
Derivative Liabilities:
Interest rate derivatives - non-hedges	—	(4,400)	—	(4,400)	(1)
Short-equity put options	(7)	—	—	(7)	(3)
Short-equity call options	(292)	—	—	(292)	(3)
Non-derivative Liabilities:
Margin account balance	(1,342)	—	—	(1,342)	(3)
Total	(1,641)	(4,400)	—	(6,041)
Net	$21,979	$9,154	$(2,763)	$28,370
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations

The following tables summarizes the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2013		2012		2013		2012		2013	2012
Assets
Derivative Assets:
Interest rate derivatives	$(128)		$(12,632)		$—		$13,624		$29	$2
Equity put and call options	(621)		(870)		—		—		—	—
Credit default swaps	(711)		(1,375)		—		—		—	—
Non-derivative Assets:
Equity and US treasury securities	965		(82)		—		—		—	—
Total	(495)		(14,959)		—		13,624		29	2
Liabilities
Derivative Liabilities:
Interest rate derivatives	—		4,654		—		(5,571)		—	—
Short-equity put options	(148)		582		—		—		—	—
Short-equity call options	316		914		—		—		—	—
Non-derivative Liabilities:
Short-equity securities	—		(1)		—		—		—	—
Total	168		6,149		—		(5,571)		—	—
Net	$(327)		$(8,810)		$—		$8,053		$29	$2
Total combined
Interest rate derivatives	$(128)		$(7,978)		$—		$8,053		$29	$2
Credit default swaps	(689)		(1,375)		—		—		—	—
Total derivatives	(817)	(1)	(9,353)	(1)	—	(2)	8,053	(2)	29	2
Unrealized gain (loss) on marketable securities	257	(3)	(48)	(3)	—		—		—	—
Realized gain on marketable securities	233	(2) (4)	591	(2)	—		—		—	—
Net	$(327)		$(8,810)		$—		$8,053		$29	$2

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012		2013	2012
Assets
Derivative Assets:
Interest rate derivatives	$(10,757)		$(35,065)		$10,639		$40,454		$53	$26
Put and call options	(435)		(3,200)		—		—		—	—
Credit default swaps	(886)		(3,084)		—		—		—	—
Non-derivative Assets:
Equity and US treasury securities	2,074		3,932		—		—		—	—
Total	(10,004)		(37,417)		10,639		40,454		53	26
Liabilities
Derivative Liabilities:
Interest rate derivatives	4,400		11,396		(4,424)		(16,466)		—	—
Short-equity put options	(142)		1,411		—		—		—	—
Short-equity call options	402		130		—		—		—	—
Non-derivative Liabilities:
Short-equity securities	—		(1)		—		—		—	—
Total	4,660		12,936		(4,424)		(16,466)		—	—
Net	$(5,344)		$(24,481)		$6,215		$23,988		$53	$26
Total combined
Interest rate derivatives	$(6,357)		$(23,669)		$6,215		$23,988		$53	$26
Credit default swaps	(820)		(3,084)
Total derivatives	(7,177)	(1)	(26,753)	(1)	6,215	(2)	23,988	(2)	53	26
Unrealized gain on marketable securities	2,039	(3)	3,365	(3)	—		—		—	—
Realized loss on marketable securities	(206)	(2) (4)	(1,093)	(2)	—		—		—	—
Net	$(5,344)		$(24,481)		$6,215		$23,988		$53	$26

(1) Reported as “Unrealized loss on derivatives” in the consolidated statements of operations.
(2) Included in “Other income” in the consolidated statements of operations.
(3) Reported as “Unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
(4) Includes cost of $22 and $66 for the three and nine months ended September 30, 2013 associated with credit default swaps.

For the three and nine months ended September 30, 2013, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive loss totaled $(2,000) and $(4,000), respectively. For the three and nine months ended September 30, 2012, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive loss totaled $(28,000) and $(138,000), respectively. During the next twelve months, we expect $148,000 of accumulated comprehensive loss will be reclassified to interest expense.

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

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$25,029	$25,029	$23,620	$23,620
Derivative assets, net	$256	$256	$6,391	$6,391
Liabilities associated with marketable securities and other	$1,422	$1,422	$1,641	$1,641

Financial assets not measured at fair value:
Cash and cash equivalents	$310,427	$310,427	$185,935	$185,935
Restricted cash	$84,215	$84,215	$84,786	$84,786
Accounts receivable	$30,520	$30,520	$35,116	$35,116
Notes receivable	$11,443	$13,962 to $15,433	$11,331	$14,385 to $15,899
Due from affiliates	$1,416	$1,416	$1,168	$1,168
Due from third-party hotel managers	$53,218	$53,218	$48,619	$48,619

Financial liabilities not measured at fair value:
Indebtedness	$2,440,413	$2,391,124 to $2,642,820	$2,339,410	$2,266,991 to $2,505,622
Accounts payable and accrued expenses	$98,697	$98,697	$84,293	$84,293
Dividends payable	$20,734	$20,734	$18,258	$18,258
Due to related party, net	$1,157	$1,157	$3,725	$3,725
Due to third-party hotel managers	$1,846	$1,846	$1,410	$1,410

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

Notes receivable. Fair values of notes receivable may be determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of notes receivable to be approximately 22.0% to 34.9% higher than the carrying value of $11.4 million at September 30, 2013 and approximately 27.0% to 40.3% higher than the carrying value of $11.3 million at December 31, 2012. This is considered a Level 2 valuation technique.

Marketable securities. Marketable securities consist of US treasury bills, public equity securities, and equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates. See Notes 2, 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 98.0% to 108.3% of the carrying value of $2.4 billion at September 30, 2013 and approximately 96.9% to 107.1% of the carrying value of $2.3 billion at December 31, 2012. This is considered a Level 2 valuation technique.

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

LTIP units, which are issued to certain executives and employees as compensation, have vesting periods ranging from three to five years. Additionally, certain independent members of the Board of Directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which can then be redeemed for cash or, at our election, settled in our common stock. As of September 30, 2013, we have issued 7.0 million LTIP units in total, of which all but 142,000 units issued in May 2013 and 1.2 million units issued in May 2011 have reached full economic parity with the common units. All LTIP units issued had an aggregate value of $69.2 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $3.6 million and $15.3 million was recognized for the three and nine months ended September 30, 2013, respectively and $3.9 million and $11.5 million was recognized for the three and nine months ended September 30, 2012, respectively. The unamortized value of LTIP units was $24.9 million at September 30, 2013, which will be amortized over periods from 0.4 to 2.6 years. During the three and nine months ended September 30, 2013, no operating partnership units were presented for redemption or converted to shares of our common stock.

Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of September 30, 2013 and December 31, 2012 were $196.4 million and $151.2 million, respectively, which represents ownership of our operating partnership of 12.75% and 12.92%, respectively. The carrying value of redeemable noncontrolling interests as of September 30, 2013 and December 31, 2012 included adjustments of $151.8 million and $110.0 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net losses of $2.9 million and $5.2 million for the three and nine months ended September 30, 2013, respectively and $2.7 million and $6.9 million for the three and nine months ended September 30, 2012, respectively. We declared cash distributions to operating partnership units of $2.6 million and $7.7 million for the three and nine months ended September 30, 2013, respectively and $2.3 million and $6.8 million for the three and nine months ended September 30, 2012, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in the operating partnership.

14.	Equity and Equity-Based Compensation

Equity Offering - On June 20, 2013, we commenced a follow-on public offering of 11.0 million shares of common stock at $12.00 per share for gross proceeds of $132.0 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $125.9 million. The offering settled on June 26, 2013. We granted the underwriters a 30-day option to purchase up to an additional 1.65 million shares of common stock. On July 24, 2013, the underwriters partially exercised their option and purchased an additional 1.25 million shares of our common stock at a price of $12.00 per share less the underwriting discount resulting in additional net proceeds of approximately $14.2 million.

At-the-Market Preferred Stock Offering – On March 2, 2012, we commenced issuances of preferred stock under our at-the-market (“ATM”) program with an investment banking firm pursuant to which we may issue up to 700,000 shares of 8.55%

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. There were no issuances during the nine months ended September 30, 2013. There were no issuances during the three months ended September 30, 2012. During the nine months ended September 30, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. Such proceeds, net of commissions and other expenses, were $16.0 million for the nine months ended September 30, 2012.

Common Stock Dividends – For 2013 and 2012, the Board of Directors declared quarterly dividends of $0.12 and $0.11 per outstanding share of common stock, respectively, with an annualized target of $0.48 per share for 2013.

Equity-Based Compensation – We recognized compensation expense related to restricted shares of our common stock of $530,000 and $1.7 million for the three and nine months ended September 30, 2013, respectively, and $464,000 and $2.2 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, the unamortized cost of the unvested shares of restricted stock was $3.3 million, which is being amortized over periods from 0.5 to 2.4 years.

Preferred Dividends – During the three months ended September 30, 2013, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9.00% Series E preferred stock. During the three months ended September 30, 2012, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.

Noncontrolling Interests in Consolidated Entities – Noncontrolling entity partners, which have ownership interests ranging from 15% to 25% in four hotel properties and a total carrying value of $92,000 and $15.4 million at September 30, 2013 and December 31, 2012, respectively, are reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated losses of $175,000 and $890,000 for the three and nine months ended September 30, 2013, respectively, and $219,000 and $444,000 for the three and nine months ended September 30, 2012, respectively.

15.	Commitments and Contingencies

Restricted Cash – Under certain management and debt agreements for our hotel properties existing at September 30, 2013, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 6% of gross revenues for capital improvements.

Franchise Fees – Under franchise agreements for our hotel properties existing at September 30, 2013, we pay franchisor royalty fees between 3% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2015 and 2030. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

Our continuing operations incurred franchise fees of $8.8 million and $24.2 million for the three and nine months ended September 30, 2013, respectively, and $7.7 million and $22.6 million for the three and nine months ended September 30, 2012, respectively.

Management Fees – Under management agreements for our hotel properties existing at September 30, 2013, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2015 through 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.

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

In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS did not propose any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to the TRS was greater than the arms' length rate pursuant to IRC Section 482. The TRS adjustment is for $1.6 million of additional income which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represents the IRS' imputation of compensation to the TRS under IRC Section 482 for agreeing to be a party to the lessor entity's bank loan agreement. We own a 75% interest in the lessor entity. We strongly disagree with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS has misinterpreted certain terms of the lease, third party hotel management, and bank loan agreements. We appealed our cases to the IRS Appeals Office and the IRS has assigned the same Appeals team that oversaw our 2007 cases to our 2008 cases. Our representatives attended the initial Appeals conference for the 2008 cases in August 2013. One or more additional conferences with the Appeals Office will be required to resolve our cases and we anticipate these will occur in 2014. The IRS has requested and we have agreed to extend the assessment statute of limitations three times for both the TRS and REIT for the 2008 tax year. The most recent request was made in August 2013 and extends the statute for the 2008 tax year to September 30, 2014.

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

If we sell or transfer the Marriott Crystal Gateway in Arlington, Virginia prior to July 2016, we will be required to indemnify the entity from which we acquired the property if, as a result of such transactions, such entity would recognize a gain for federal tax purposes. In general, tax indemnities equal the federal, state, and local income tax liabilities the contributor or their specified assignee incurs with respect to the gain allocated to the contributor. The contribution agreements’ terms generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of such tax indemnities.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Three Months Ended September 30, 2013:
Total revenue	$242,024	$—	$—	$242,024

Total hotel operating expenses	155,102	—	—	155,102
Property taxes, insurance, and other	12,474	—	—	12,474
Depreciation and amortization	32,777	—	—	32,777
Impairment charges	—	(101)	—	(101)
Transaction costs	126	—	—	126
Corporate, general, and administrative	—	—	13,465	13,465
Total expenses (income)	200,479	(101)	13,465	213,843
Operating income (loss)	41,545	101	(13,465)	28,181
Equity in loss of unconsolidated joint ventures	(10,105)	—	—	(10,105)
Interest income	—	—	12	12
Other income	—	—	314	314
Interest expense and amortization of loan costs	—	—	(36,625)	(36,625)
Unrealized gain on marketable securities	—	—	257	257
Unrealized loss on derivatives	—	—	(817)	(817)
Income (loss) from continuing operations before income taxes	31,440	101	(50,324)	(18,783)
Income tax expense			(619)	(619)
Income (loss) from continuing operations	$31,440	$101	$(50,943)	$(19,402)

As of September 30, 2013:
Total assets	$3,254,785	$3,345	$371,226	$3,629,356

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Three Months Ended September 30, 2012:
Total revenue	$224,195	$—	$—	$224,195

Total hotel operating expenses	143,143	—	—	143,143
Property taxes, insurance, and other	11,487	—	—	11,487
Depreciation and amortization	33,558	—	—	33,558
Impairment charges	—	(5,066)	—	(5,066)
Corporate, general, and administrative	—	—	10,851	10,851
Total expenses (income)	188,188	(5,066)	10,851	193,973
Operating income (loss)	36,007	5,066	(10,851)	30,222
Equity in loss of unconsolidated joint ventures	(7,373)	—	—	(7,373)
Interest income	—	—	30	30
Other income	—	—	8,671	8,671
Interest expense and amortization of loan costs	—	—	(37,129)	(37,129)
Unrealized loss on marketable securities	—	—	(48)	(48)
Unrealized loss on derivatives	—	—	(9,353)	(9,353)
Income (loss) from continuing operations before income taxes	28,634	5,066	(48,680)	(14,980)
Income tax expense	—	—	(639)	(639)
Income (loss) from continuing operations	$28,634	$5,066	$(49,319)	$(15,619)

As of September 30, 2012:
Total assets	$3,258,116	$3,666	$223,250	$3,485,032

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Nine Months Ended September 30, 2013:
Total revenue	$732,505	$—	$—	$732,505

Total hotel operating expenses	459,351	—	—	459,351
Property taxes, insurance, and other	36,385	—	—	36,385
Depreciation and amortization	98,099	—	—	98,099
Impairment charges	—	(296)	—	(296)
Transaction costs	1,296	—	—	1,296
Corporate, general, and administrative	—	—	42,680	42,680
Total expenses (income)	595,131	(296)	42,680	637,515
Operating income (loss)	137,374	296	(42,680)	94,990
Equity in loss of unconsolidated joint ventures	(14,626)	—	—	(14,626)
Interest income	—	—	61	61
Other income	—	—	6,446	6,446
Interest expense and amortization of loan costs	—	—	(108,031)	(108,031)
Write-off of loan costs and exit fees	—	—	(1,971)	(1,971)
Unrealized gain on marketable securities	—	—	2,039	2,039
Unrealized loss on derivatives	—	—	(7,177)	(7,177)
Income (loss) from continuing operations before income taxes	122,748	296	(151,313)	(28,269)
Income tax expense	—	—	(1,688)	(1,688)
Income (loss) from continuing operations	$122,748	$296	$(153,001)	$(29,957)

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Nine Months Ended September 30, 2012:
Total revenue	$682,028	$—	$—	$682,028

Total hotel operating expenses	432,642	—	—	432,642
Property taxes, insurance, and other	33,337	—	—	33,337
Depreciation and amortization	100,691	—	—	100,691
Impairment charges	—	(5,253)	—	(5,253)
Corporate, general, and administrative	—	—	33,027	33,027
Total expenses (income)	566,670	(5,253)	33,027	594,444
Operating income (loss)	115,358	5,253	(33,027)	87,584
Equity in loss of unconsolidated joint ventures	(17,654)	—	—	(17,654)
Interest income	—	—	84	84
Other income	—	—	22,988	22,988
Interest expense and amortization of loan costs	—	—	(108,289)	(108,289)
Unrealized gain on marketable securities	—	—	3,365	3,365
Unrealized loss on derivatives	—	—	(26,753)	(26,753)
Income (loss) from continuing operations before income taxes	97,704	5,253	(141,632)	(38,675)
Income tax expense	—	—	(2,884)	(2,884)
Income (loss) from continuing operations	$97,704	$5,253	$(144,516)	$(41,559)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Subsequent Events

On October 30, 2013, we announced that our board of directors has formally declared the distribution of shares of common stock of Ashford Hospitality Prime, Inc. ("Ashford Prime"), a wholly owned subsidiary. The distribution will consist of 100% of the common stock of Ashford Prime, which will be distributed to Ashford shareholders. Ashford Prime will own approximately 65% of the Ashford Prime operating partnership. Ashford will own 20% of the Ashford Prime operating partnership, while existing Ashford operating partnership unit holders will own the remaining approximate 15%.

The spin-off will be completed through a pro-rata taxable distribution of Ashford Prime common stock on November 19, 2013 (the "Distribution Date") to Ashford stockholders of record ("Ashford Trust Record Holders") as of the close of business of the New York Stock Exchange ("NYSE") on November 8, 2013 (the "Record Date"). On the Distribution Date, each Ashford stockholder will receive one share of Ashford Prime common stock for every five shares of Ashford common stock held by such stockholder on the Record Date.

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

Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others:

•
factors discussed in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange commission on March 1, 2013, including those set forth under the sections titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in this Form 10-Q;

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

On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution will be comprised of common stock in Ashford Hospitality Prime, Inc. (“Ashford Prime”), a newly formed company to which we plan to contribute the portfolio interests. This distribution will be made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock. A Form 10 registration statement has been filed with, and declared effective by, the SEC. Ashford Prime is expected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and has filed an application to list its shares of common stock on the New York Stock Exchange, under the symbol “AHP.” The proposed transaction also includes options to purchase the Marriott Crystal Gateway in Arlington, Virginia and the Pier House Resort in Key West, Florida. Ashford Prime is expected to have an initial annual dividend policy of a minimum of $0.20 per share of Ashford Prime common stock, on an annual basis. After the spin-off, Ashford Hospitality Advisors LLC, a subsidiary of Ashford will act as external advisor to Ashford Prime.

The net assets of the eight hotel properties in the spin-off are included in "assets held and used" until the spin-off is completed and the assets have been disposed of in accordance with the applicable accounting guidance. The operating results of the hotel properties in our consolidated statements of operations will be evaluated at the time the disposal is completed for inclusion in discontinued operations, in accordance with the applicable accounting guidance. The Marriott Crystal Gateway in Arlington, Virginia and the Pier House Resort in Key West, Florida are included in "assets held and used" and continuing operations as they do not meet the requirements to be classified as "held for sale" or "discontinued operations" in accordance with the applicable accounting guidance.

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

Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after the triggered cash trap provision has been cured and certain items are paid, including deposits into maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, extraordinary capital expenditures and ground rents. This could affect our liquidity and our ability to make distributions to our stockholders.
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

As of September 30, 2013, the borrowing capacity under our senior credit facility is $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. We may use up to $10.0 million for standby letters of credit.

On June 20, 2013, we commenced a follow-on public offering of 11.0 million shares of our common stock at $12.00 per share for gross proceeds of $132.0 million. The aggregate proceeds, net of the 4.25% underwriting discount and other expenses of $500,000, were approximately $125.9 million. The offering settled on June 26, 2013. We granted the underwriters a 30-day option to purchase up to an additional 1.65 million shares of our common stock. On July 24, 2013, the underwriters exercised their option to purchase an additional 1.25 million shares of our common stock at a price of $12.00 per share less the underwriting discount resulting in additional net proceeds of approximately $14.2 million.

In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. The ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached. On March 2, 2012, we commenced issuances of preferred stock and during the nine months ended September 30, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. The aggregate proceeds, net of commissions and other expenses, were $16.0 million during the nine months ended September 30, 2012. During the first nine months of 2013, no shares were issued.

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

On September 10, 2013, we completed the financing for a $69.0 million loan due September 2015 and secured by the Pier House Resort. The new financing has a two-year term and three, one-year extension options with no test requirements for the first two extensions. The loan provides for a floating interest rate of LIBOR + 4.90%, with no LIBOR Floor. The excess loan proceeds were added to our unrestricted cash balance.

As discussed above, our board of directors has approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio. In connection with the spin-off we expect to contribute approximately $139 million in cash to Ashford Prime. Additionally, the absence of the cash flows from the hotel properties being contributed to Ashford Prime could have a significant impact on our liquidity.  Further, following the spin-off, Ashford Hospitality Advisors LLC, a subsidiary of Ashford, will act as external advisor to Ashford Prime. The advisory fees generated from this arrangement could result in significant cash flows, which could also have a material impact on our liquidity.

Management does not believe the spin-off will have a material impact on our capital resources as all debt associated with the hotel properties is being assumed by Ashford Prime. The spin-off has no impact on our current credit facility.

Our principal sources of funds to meet our cash requirements include: positive cash flow from operations, capital market activities, property refinancing proceeds, and asset sales. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, new investments, debt interest and principal payments and dividends. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statements of Cash Flows which includes changes in balance sheet items, were $108.7 million and $106.8 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash flows from operating activities was primarily due to increased hotel EBITDA. Cash flows from operations are also impacted by changes in restricted cash due to the timing of cash deposits for certain loans and capital expenditures as well as the timing of collecting receivables from hotel guests, paying vendors and settling with hotel managers.

Net Cash Flows Used in Investing Activities. For the nine months ended September 30, 2013, investing activities used net cash flows of $156.7 million, which primarily consisted of $88.2 million for the acquisition of the Pier House Resort and $69.0 million of capital improvements made to various hotel properties offset by cash inflows of $491,000, attributable to cash proceeds received from the sale of two Worldquest condominium units and proceeds from cash payments received on a previously impaired mezzanine loan. For the nine months ended September 30, 2012, investing activities used net cash flows of $57.4 million. Cash outlays primarily consisted of $62.6 million for capital improvements made to various hotel properties, offset by cash inflows of $5.2 million, primarily attributable to cash payments received on previously impaired mezzanine loans.

Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2013, net cash flows provided by financing activities were $172.4 million. Cash inflows consisted primarily of $268.9 million in borrowings on indebtedness, $140.1 million from our follow-on public offering and $7.9 million in proceeds from the counterparties of our interest rate derivatives. Cash inflows were partially offset by cash outlays primarily consisting of $167.9 million for repayments of indebtedness, $58.1 million for dividend payments to common and preferred shareholders and unit holders, $13.5 million for distributions to noncontrolling interests in consolidated entities and $4.7 million for payments of loan costs and prepayment penalties. For the nine months ended September 30, 2012, net cash flows used in financing activities were $70.6 million. Cash outlays primarily consisted of $53.3 million for dividend payments to common and preferred stockholders and unit holders, $188.9 million for repayments of indebtedness and $3.7 million for payments of deferred loan costs. These cash outlays were partially offset by cash inflows of $16.0 million from issuance of our Series A and Series D preferred stock under our ATM program, $24.1 million in proceeds from the counterparties of our interest rate derivatives and $135.0 million in borrowings on indebtedness.

We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of September 30, 2013, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

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

At September 30, 2013, our only recourse obligation is our $165.0 million senior credit facility held by six banks, which expires in September 2014. Currently, there is no outstanding balance on this credit facility. The primary covenants of this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through expiration (ours was 1.34x at September 30, 2013); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 57.52% at September 30, 2013). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity. However, if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises, or, to the extent necessary, asset sales.

Based on our current level of operations, management believes that our cash flow from operations, our existing cash balances, and availability under our senior credit facility ($165.0 million at September 30, 2013) will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2014 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.

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

Dividend Policy. During the nine months ended September 30, 2013 and 2012, the Board of Directors declared quarterly dividends of $0.12 and $0.11 per outstanding share of common stock, respectively. In December 2012, the Board of Directors approved our 2013 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2013. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS

Marriott International, Inc. (“Marriott”) currently manages 32 of our properties. There were eight additional properties that were managed by Marriott through May 31, 2013. For these 40 hotels, the 2012 fiscal year reflects twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31st, June 30th, September 30th and December 31st. Therefore, in any given quarterly period, period-over-period results will have different ending dates. For Marriott-managed hotels, the 2013 and 2012 fiscal years began on December 29, 2012 and December 31, 2011, respectively. The third quarters of 2013 and 2012 began on July 1, 2013 and June 16, 2012, respectively and ended on September 30, 2013 and September 7, 2012, respectively. As a result, the quarter ended September 30, 2013 contained 92 days while the quarter ended September 7, 2012 contained 84 days and the nine month periods ended September 30, 2013 and September 7, 2012 contained 276 days and 252 days, respectively. Prior results have not been adjusted. References to the "Marriott managed" hotels in the Results of Operations include the 40 hotel properties for which the reporting periods have changed.
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

As discussed above under Management's Discussion and Analysis, our board of directors has approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio. This spin-off could have a material negative impact on our revenues and a material impact on our income (loss) from continuing operations.  Additionally, after the spin-off, Ashford Hospitality Advisors LLC, a subsidiary of Ashford, will act as external advisor to Ashford Prime. This advisory arrangement and the related fees could have a material impact on our revenues and income (loss) from continuing operations.

The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Change	Nine Months Ended September 30,		Favorable/ (Unfavorable) Change
	2013	2012		2013	2012

Total revenue	$242,024	$224,195	$17,829	$732,505	$682,028	$50,477
Total hotel operating expenses	$(155,102)	$(143,143)	$(11,959)	$(459,351)	$(432,642)	$(26,709)
Property taxes, insurance, and other	$(12,474)	$(11,487)	$(987)	$(36,385)	$(33,337)	$(3,048)
Depreciation and amortization	$(32,777)	$(33,558)	$781	$(98,099)	$(100,691)	$2,592
Impairment charges	$101	$5,066	$(4,965)	$296	$5,253	$(4,957)
Transaction costs	$(126)	$—	$(126)	$(1,296)	$—	$(1,296)
Corporate, general, and administrative	$(13,465)	$(10,851)	$(2,614)	$(42,680)	$(33,027)	$(9,653)
Operating income	$28,181	$30,222	$(2,041)	$94,990	$87,584	$7,406
Equity in loss of unconsolidated joint ventures	$(10,105)	$(7,373)	$(2,732)	$(14,626)	$(17,654)	$3,028
Interest income	$12	$30	$(18)	$61	$84	$(23)
Other income	$314	$8,671	$(8,357)	$6,446	$22,988	$(16,542)
Interest expense and amortization of loan costs	$(36,625)	$(37,129)	$504	$(108,031)	$(108,289)	$258
Write-off of loan costs and exit fees	$—	$—	$—	$(1,971)	$—	$(1,971)
Unrealized gain (loss) on marketable securities	$257	$(48)	$305	$2,039	$3,365	$(1,326)
Unrealized loss on derivatives	$(817)	$(9,353)	$8,536	$(7,177)	$(26,753)	$19,576
Income tax expense	$(619)	$(639)	$20	$(1,688)	$(2,884)	$1,196
Loss from continuing operations	$(19,402)	$(15,619)	$(3,783)	$(29,957)	$(41,559)	$11,602
Loss from discontinued operations	$—	$(2,412)	$2,412	$—	$(6,966)	$6,966
Net loss	$(19,402)	$(18,031)	$(1,371)	$(29,957)	$(48,525)	$18,568
Loss from consolidated entities attributable to noncontrolling interests	$175	$219	$(44)	$890	$444	$446
Net loss attributable to redeemable noncontrolling interests in operating partnership	$2,892	$2,665	$227	$5,152	$6,902	$(1,750)
Net loss attributable to the Company	$(16,335)	$(15,147)	$(1,188)	$(23,915)	$(41,179)	$17,264

The following table illustrates key performance indicators for the 95 hotel properties included in continuing operations for the three and nine months ended September 30, 2013. The results of the Pier House Resort ("Pier House") are included since its acquisition in May 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
RevPar (revenue per available room)	$105.55	$102.08	$105.59	$101.74
Occupancy	76.17%	76.48%	75.42%	75.39%
ADR (average daily rate)	$138.56	$133.48	$140.00	$134.96

Comparison of the Three Months Ended September 30, 2013 and 2012

Income from continuing operations represents the operating results of 95 hotel properties and Worldquest included in continuing operations for the three months ended September 30, 2013. The results of Pier House are included since its acquisition in May 2013.

Revenue. Rooms revenue for the three months ended September 30, 2013 (the “2013 quarter”) increased $15.6 million, or 8.6%, to $197.1 million from $181.5 million for the three months ended September 30, 2012 (the “2012 quarter”). During the 2013 quarter, we experienced a 31 basis point decrease in occupancy and a 3.8% increase in room rates. Our Marriott-managed hotels experienced an increase in rooms revenue of $9.4 million which is due to the change in Marriott's fiscal periods which resulted in eight more days in the 2013 quarter when compared to the 2012 quarter. Additionally, the Marriott-managed hotels experienced higher room rates offset by slightly lower occupancy in the 2013 quarter. We also experienced higher rooms revenue of $3.1 million as a result of the Pier House acquisition. Room revenues from our remaining hotel properties increased $3.1 million as a result of higher rates while occupancy stayed relatively flat. Food and beverage revenue experienced an increase of $712,000, or 2.1%. Food and beverage revenue at our Marriott-managed hotels increased $1.3 million due primarily to the additional days in the 2013 quarter while Pier House added an additional $608,000 of food and beverage revenue. Food and beverage revenue at the remaining hotels experienced a decrease of $1.2 million. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $1.5 million. We experienced an increase of $680,000 at our Marriott-managed hotels and a $308,000 increase at Pier House. We experienced an increase of $524,000 at our remaining hotels. Other revenue was $149,000 and $100,000 for the 2013 quarter and the 2012 quarter, respectively.

Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $5.2 million in direct expenses and $6.7 million in indirect expenses and management fees in the 2013 quarter. The Marriott-managed hotels experienced increases of $3.1 million in direct expenses and $4.5 million in indirect expenses and management fees, which is primarily attributed to the eight additional days in the 2013 quarter, partially offset by slightly lower occupancy. Pier House incurred direct expenses of $1.3 million and $1.3 million in indirect expenses and management fees. The remaining hotel properties experienced increases in direct expenses of $798,000 and $927,000 in indirect expenses and management fees. Direct expenses were 31.5% and 31.6% of total hotel revenue for the 2013 quarter and the 2012 quarter, respectively.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $1.0 million for the 2013 quarter to $12.5 million primarily due to higher property taxes as a result of increased property value assessments related to certain hotels and higher insurance costs in the 2013 quarter.

Depreciation and Amortization. Depreciation and amortization decreased $781,000 for the 2013 quarter compared to the 2012 quarter primarily due to lower depreciation for certain assets that became fully depreciated since September 30, 2012.

Impairment Charges. We recorded credits to impairment charges of $101,000 and $5.1 million for the 2013 quarter and 2012 quarter, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.

Transaction Costs. We recorded transaction costs of $126,000 for the 2013 quarter related to the Pier House acquisition.

Corporate, General, and Administrative. Corporate, general, and administrative expenses increased to $13.5 million for the 2013 quarter compared to $10.9 million for the 2012 quarter. The increase is primarily attributable to $2.6 million of costs associated with the proposed spin-off of certain hotel properties and higher salaries and benefits partially offset by lower professional fees.

Equity in Loss of Unconsolidated Joint Ventures. We recorded equity in loss of unconsolidated joint ventures of $10.1 million and $7.4 million for the 2013 quarter and the 2012 quarter, respectively.

Interest Income. Interest income was $12,000 and $30,000 for the 2013 quarter and the 2012 quarter, respectively.

Other Income. Other income was $314,000 and $8.7 million for the 2013 quarter and the 2012 quarter, respectively. The decrease in other income is primarily attributable to the expiration of non-hedge interest rate swaps in the first quarter of 2013. The non-hedge interest rate swaps provided no income in the 2013 quarter compared to income of $8.1 million in the 2012 quarter. Other income also includes a realized gain on marketable securities of $233,000 for the 2013 quarter compared to a realized gain on marketable securities of $591,000 for the 2012 quarter.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $504,000 to $36.6 million for the 2013 quarter from $37.1 million for the 2012 quarter. The decrease is primarily due to lower interest expense resulting from a decrease in the weighted average interest rate of our debt in the 2013 quarter compared to the 2012 quarter partially offset by higher loan cost amortization. The average LIBOR rates for the 2013 quarter and the 2012 quarter were 0.19% and 0.24%, respectively.

Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities of $257,000 and $(48,000) for the 2013 quarter and the 2012 quarter, respectively, are based on changes in closing market prices during the quarter.

Unrealized Loss on Derivatives. For the 2013 quarter, we recorded an unrealized loss of $817,000, consisting of a$128,000 loss related to interest rate derivatives and a $689,000 loss related to credit default swaps. The majority of our interest rate derivatives expired in the first quarter of 2013. In the 2012 quarter, we recorded an unrealized loss of $9.4 million, consisting of a $8.0 million loss related to interest rate derivatives and a $1.4 million loss related to credit default swaps. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.

Income Tax Expense. We recorded income tax expense of $619,000 and $639,000 for the 2013 quarter and the 2012 quarter, respectively. Tax expense for the 2013 quarter decreased for our largest TRS subsidiaries due to an increase in certain indirect expenses. This decrease was largely offset by an increase in deferred tax expense for one of our TRS subsidiaries as a result of increasing the valuation allowance against its deferred tax assets.

Loss from Discontinued Operations. For the 2012 quarter, loss from discontinued operations was $2.4 million related to the Doubletree Guest Suites hotel in Columbus, Ohio and the Hilton El Conquistador hotel in Tucson, Arizona. These properties were disposed in the fourth quarter of 2012.

Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated loss of $175,000 and $219,000 during the 2013 quarter and the 2012 quarter, respectively.

Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $2.9 million and $2.7 million in the 2013 quarter and the 2012 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 12.75% and 12.58% in the operating partnership at September 30, 2013 and 2012, respectively.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Income from continuing operations represents the operating results of 95 hotel properties and Worldquest included in continuing operations for the nine months ended September 30, 2013. The results of Pier House are included since its acquisition in May 2013.

Revenue. Rooms revenue for the nine months ended September 30, 2013 (the “2013 period”) increased $45.5 million, or 8.4%, to $586.3 million from $540.8 million for the nine months ended September 30, 2012 (the “2012 period”). During the 2013 period, we experienced a 3 basis point increase in occupancy and a 3.7% increase in room rates. Our Marriott-managed hotels experienced an increase in rooms revenue of $34.2 million which is primarily attributable to the change in Marriott's fiscal periods which resulted in 24 more days in the 2013 period when compared to the 2012 period. Additionally, the Marriott-managed hotels experienced higher occupancy and room rates in the 2013 period. We also experienced higher rooms revenue of $5.0 million as a result of the Pier House acquisition. Room revenues from our remaining hotel properties increased $6.3 million as a result of higher rates, partially offset by lower occupancy. Food and beverage revenue experienced an increase of $1.9 million, or 1.7%. Food and beverage revenue at our Marriott-managed hotels increased $5.1 million due primarily to the additional days in the 2013 period while Pier House added an additional $996,000 of food and beverage revenue. Food and beverage revenue at the remaining hotels decreased $4.2 million due to events at certain hotels during the 2012 period that did not reoccur in the 2013 period. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $2.9 million. Of this increase, $1.9 million occurred at our Marriott-managed hotels and $474,000 at Pier House. Our remaining hotel properties experienced higher other hotel revenues of $545,000. Other revenue was $392,000 and $252,000 for the 2013 period and the 2012 period, respectively.

Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $13.2 million in direct expenses and $13.5 million in indirect expenses and management fees in the 2013 period. The Marriott-managed hotels experienced increases of $11.3 million in direct expenses and $11.2 million in indirect expenses and management fees, which is primarily attributed to the 24 additional days in the 2013 period and higher occupancy. Pier House incurred direct expenses of $2.0 million and $1.9 million in indirect expenses and management fees. The remaining hotel properties experienced decreases in direct expenses of $39,000 and increases of $326,000 in indirect expenses. The decrease in direct expenses is primarily due to lower food and beverage expense due to events at certain hotels during the 2012 period that did not reoccur in the 2013 period partially offset by higher rooms expense due to higher occupancy. Direct expenses were 31.1% and 31.4% of total hotel revenue for the 2013 period and the 2012 period, respectively.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $3.0 million for the 2013 period to $36.4 million primarily due to higher property taxes as a result of increased property value assessments related to certain hotels, higher insurance costs and a credit to uninsured losses in the 2012 period.

Depreciation and Amortization. Depreciation and amortization decreased $2.6 million for the 2013 period compared to the 2012 period primarily due to lower depreciation for certain assets that became fully depreciated since September 30, 2012.

Impairment Charges. We recorded credits to impairment charges of $296,000 and $5.3 million for the 2013 period and 2012 period, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.

Transaction Costs. We recorded transaction costs of $1.3 million for the 2013 period which included $872,000 related to the Pier House acquisition and $423,000 related to costs associated with other miscellaneous items.

Corporate, General, and Administrative. Corporate, general, and administrative expenses increased to $42.7 million for the 2013 period compared to $33.0 million for the 2012 period. Non-cash equity-based compensation experienced an increase of $3.4 million primarily due to additional expense associated with accelerated vestings of LTIP units of our Chairman Emeritus as a result of his retirement and his new role. Additionally, corporate, general, and administrative expenses increased $6.3 million during the 2013 period compared to the 2012 period due to $6.4 million of costs associated with the proposed spin-off of certain hotel properties and higher salaries and benefits of $1.6 million partially offset by lower professional fees.

Equity in Loss of Unconsolidated Joint Ventures. We recorded equity in loss of unconsolidated joint ventures of $14.6 million and $17.7 million for the 2013 period and the 2012 period, respectively.

Interest Income. Interest income was $61,000 and $84,000 for the 2013 period and the 2012 period, respectively.

Other Income. Other income was $6.4 million and $23.0 million for the 2013 period and the 2012 period, respectively. Other income primarily represents income from non-hedge interest rate swaps of $6.2 million and $24.0 million in the 2013 period and 2012 period, respectively, of which the decrease is primarily attributable to derivatives that have expired since September 30, 2012. Other income also includes $206,000 and $1.1 million of realized losses on marketable securities for the 2013 period and the 2012 period, respectively.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $258,000 to $108.0 million for the 2013 period from $108.3 million for the 2012 period. The decrease is primarily due to lower interest expense resulting from a decrease in the weighted average interest rate of our debt in the 2013 period partially offset by higher loan cost amortization of $1.5 million. The average LIBOR rates for the 2013 period and the 2012 period were 0.19% and 0.24%, respectively.

Write-off of Loan Costs and Exit Fees. In the 2013 period, we refinanced our $141.7 million loan, with an outstanding balance of $141.0 million, due August 2013 with a $199.9 million loan due February 2018. As a result, we wrote-off the unamortized loan costs of $472,000 and incurred additional loan costs of $1.5 million.

Unrealized Gain on Marketable Securities. Unrealized gain on marketable securities of $2.0 million and $3.4 million for the 2013 period and the 2012 period, respectively, are based on changes in closing market prices during the period.

Unrealized Loss on Derivatives. For the 2013 period, we recorded an unrealized loss of $7.2 million, consisting of $6.4 million related to interest rate derivatives and $820,000 related to credit default swaps. In the 2012 period, we recorded an unrealized loss of $26.8 million, consisting of $23.7 million related to interest rate derivatives and $3.1 million related to credit default swaps. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.

Income Tax Expense. We recorded income tax expense of $1.7 million and $2.9 million for the 2013 period and the 2012 period, respectively. The decrease in income tax expense is primarily due to an increase in certain indirect expenses recognized by our TRS subsidiaries.

Loss from Discontinued Operations. For the 2012 period, loss from discontinued operations was $7.0 million related to the Doubletree Guest Suites hotel in Columbus, Ohio and the Hilton El Conquistador hotel in Tucson, Arizona. These properties were disposed in the fourth quarter of 2012.

Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated loss of $890,000 and $444,000 during the 2013 period and the 2012 period, respectively.

Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $5.2 million and $6.9 million in the 2013 period and the 2012 period, respectively. Redeemable noncontrolling interests represented ownership interests of 12.75% and 12.58% in the operating partnership at September 30, 2013 and 2012, respectively.

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

EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gains or losses on sales of properties, impairment of assets, write-off of loan costs and exit fees, transaction and management conversion costs, transaction costs associated with proposed spin-off, other income, legal costs related to litigation settlements, operating results of hotel properties in receivership and non-cash items such as amortization of unfavorable management contract liabilities, equity-based compensation and unrealized gains and losses on marketable securities and derivative instruments as well as the Company's portion of adjustments to EBITDA of unconsolidated joint ventures. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period over period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(19,402)	$(18,031)	$(29,957)	$(48,525)
Loss from consolidated entities attributable to noncontrolling interests	175	219	890	444
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,892	2,665	5,152	6,902
Net loss attributable to the Company	(16,335)	(15,147)	(23,915)	(41,179)
Interest income	(12)	(30)	(60)	(84)
Interest expense and amortization of loan costs	36,120	37,190	106,621	108,280
Depreciation and amortization	31,952	33,434	95,618	100,451
Income tax expense	619	639	1,688	2,884
Net loss attributable to redeemable noncontrolling interests in operating partnership	(2,892)	(2,665)	(5,152)	(6,902)
Equity in loss of unconsolidated joint ventures	10,105	7,373	14,626	17,654
Company's portion of EBITDA of unconsolidated joint ventures	19,262	17,996	63,398	57,676
EBITDA	78,819	78,790	252,824	238,780
Amortization of unfavorable management contract liabilities	(533)	(565)	(1,730)	(1,694)
Impairment charges (1)	(101)	(5,066)	(296)	(1,133)
Write-off of loan costs and exit fees	—	—	1,971	—
Other income (2)	(314)	(8,671)	(6,446)	(22,988)
Transaction costs and management conversion costs (3)	326	—	1,626	—
Transaction costs related to proposed spin-off	2,587	—	6,442	—
Legal costs related to litigation settlements (4)	—	755	—	2,463
Unrealized (gain) loss on marketable securities	(257)	48	(2,039)	(3,365)
Unrealized loss on derivatives	817	9,353	7,177	26,753
El Conquistador results since appointment of receiver (5)	—	897	—	897
Equity-based compensation	4,156	4,332	17,049	13,701
Company's portion of adjustments to EBITDA of unconsolidated joint ventures	2	81	24	225
Adjusted EBITDA	$85,502	$79,954	$276,602	$253,639
____________________________________
(1) Impairment charges were previously excluded from EBITDA.

(2)	Other income, primarily consisting of income from interest rate derivatives in both periods and net realized loss on marketable securities in both periods, is excluded from Adjusted EBITDA.

(3)	Includes $201 and $331, respectively, of management conversion costs for the three and nine months ended September 30, 2013.
(4) Legal costs associated with litigation settlements are excluded from Adjusted EBITDA.
(5) On August 15, 2012, a receiver was appointed to take over this hotel and had full control of the hotel operations and cash flow. The operating results for the Hilton El Conquistador in Tucson, AZ from that date through September 30, 2012 are excluded from Adjusted EBITDA.

Funds From Operations (“FFO”) is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss) attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and noncontrolling interests in the operating partnership. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO ("AFFO") excludes write-off of loan costs and exit fees, transaction and management conversion costs, transaction costs associated with proposed spin-off, legal costs related to litigation settlements, other income, operating results of hotel properties in receivership and non-cash items such as equity-based compensation adjustments for modified employment and unrealized gains and losses on marketable securities and derivative instruments as well as our portion of adjustments to FFO related to unconsolidated joint ventures. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period over period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO available to common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(19,402)	$(18,031)	$(29,957)	$(48,525)
Loss from consolidated entities attributable to noncontrolling interests	175	219	890	444
Net loss attributable to redeemable noncontrolling interests in operating partnership	2,892	2,665	5,152	6,902
Preferred dividends	(8,490)	(8,490)	(25,471)	(25,312)
Net loss attributable to common shareholders	(24,825)	(23,637)	(49,386)	(66,491)
Depreciation and amortization of real estate	31,842	33,398	95,304	100,289
Impairment charges	(101)	(5,066)	(296)	(1,133)
Net loss attributable to redeemable noncontrolling interests in operating partnership	(2,892)	(2,665)	(5,152)	(6,902)
Equity in loss of unconsolidated joint ventures	10,105	7,373	14,626	17,654
Company's portion of FFO of unconsolidated joint ventures	6,991	5,845	27,245	21,255
FFO available to common shareholders	21,120	15,248	82,341	64,672
Write-off of loan costs and exit fees	—	—	1,971	—
Transaction costs and management conversion costs (1)	326	—	1,626	—
Transaction costs related to proposed spin-off	2,587	—	6,442	—
Legal costs related to litigation settlements (2)	—	755	—	2,463
Other income (3)	(314)	(607)	(231)	1,065
Unrealized (gain) loss on marketable securities	(257)	48	(2,039)	(3,365)
Unrealized loss on derivatives	817	9,353	7,177	26,753
El Conquistador results, interest, and amortization of deferred loan costs since appointment of receiver (4)	—	1,144	—	1,144
Equity-based compensation adjustment for modified employment terms	—	—	4,678	480
Company's portion of adjustments to FFO of unconsolidated joint ventures	2	89	24	233
Adjusted FFO available to common shareholders	$24,281	$26,030	$101,989	$93,445
____________________________________
(1) Includes $201 and $331, respectively, of management conversion costs for the three and nine months ended September 30, 2013.
(2) Legal costs associated with litigation settlements are excluded from Adjusted FFO.
(3) Other income, primarily consisting of net realized loss on marketable securities in both periods, is excluded from Adjusted FFO.
(4) On August 15, 2012, a receiver was appointed to take over this hotel and had full control of the hotel operations and cash flow. The operating results for the Hilton El Conquistador in Tucson, AZ from that date through September 30, 2012 are excluded from from Adjusted FFO.

HOTEL PORTFOLIO

The following table presents certain information related to our hotel properties as of September 30, 2013:

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

At September 30, 2013, our total indebtedness of $2.4 billion included $787.4 million of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2013 would be approximately $2.0 million annually. Interest rate changes have no impact on the remaining $1.7 billion of fixed-rate debt.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2013, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We use interest rate derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. We periodically enter into various interest rate swap, cap, floor, and flooridor transactions that are not designated as hedges. These instruments currently have maturities ranging from May 2014 to September 2015. Changes in fair market values of these transactions are noncash items and are recorded in earnings. These interest rate derivatives have resulted in total income of approximately $234.4 million from their inception in 2008 through September 30, 2013. Based on the LIBOR rates in effect on September 30, 2013, these derivatives are not expected to result in any income or expense for the remainder of 2013.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act)) as of September 30, 2013 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our board of directors has determined that a spin-off of certain of our hotels is in our stockholders' best interests. Stockholder approval is not required and will not be sought in connection with the contemplated spin-off. The spin-off will be effected by means of a taxable pro rata special distribution of the outstanding shares of Ashford Prime common stock to the holders of our common stock on the record date for the distribution. Although we expect the spin-off to be completed in November 2013, there can be no assurance that the spin-off will be completed as anticipated or at all. Our ability to complete the spin-off is subject to, among other things, obtaining all necessary consents and approvals from lenders, lessors and managers. A failure to complete the spin-off could negatively affect the price of our common stock. We have the right not to complete the spin-off if, at any time, our board of directors determines, in its sole discretion, that the spin-off is not in our best interests or that market conditions are such that it is not advisable to separate Ashford Prime from us.

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

One of the intended benefits of the spin-off is that the aggregate of the market prices of a share of our common stock and a share of Ashford Prime's common stock will be greater than was or would be the market price of our common stock had the spin-off not been effected; however, it is understood that most spin-offs will result in the stock price of the company that effects the spin-off being somewhat lower, at least for some period after the spin-off, than it was prior to the spin-off. If investors and analysts were to view the spin-off of Ashford Prime as adversely affecting our post-spin-off financial condition, results of operations and cash flows in a manner disproportionate to the net value of assets conveyed to Ashford Prime, our common stock could trade at a market price lower than that which would accurately reflect the fair value of our company and result in the aggregate of the market prices of a share of our common stock and a share of Ashford Prime's common stock being less than the market price of a share of our common stock immediately prior to the spin-off.

Ashford Prime may not be able to successfully implement its business strategy.

Ashford Prime might prove to be unable to generate sufficient revenue to pay its operating expenses, including the advisory fees payable to our subsidiary, and make satisfactory distributions to its stockholders, or any distributions at all, once it commences operations as an independent company. As an independent, publicly traded company, Ashford Prime will incur expenses, including fees paid to its advisor, and legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE and such expenses will affect its financial condition, results of operations and cash flow. In addition, its results of operations and its ability to make or sustain distributions to its stockholders would depend on the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, conditions in the real estate market, the financial markets and economic conditions, among other factors described in the Form 10. After the spin-off, we would not be required, and do not intend, to provide Ashford Prime with funds to finance its working capital or other cash requirements. As a result, Ashford Prime may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

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

Following the spin-off, Ashford Prime's business strategy will be focused on investing primarily in full-service and select-service hotels in the luxury, upper-upscale and upscale segments, which are anticipated to generate RevPAR of at least twice the then current U.S. average RevPAR for all hotels as determined by Smith Travel Research. We expect our investment guidelines will be changed upon completion of the spin-off,so that we will exclude from our investment focus those properties that are the investment focus of Ashford Prime, i.e., full-service and select service hotels in the luxury, upper-upscale and upscale segments, which are anticipated to generate RevPAR at least twice the national average. As a result, our changed investment guidelines would result in us not considering for investment desirable properties that might otherwise be available in the market unless Ashford Prime rejects those properties. Such a change in our investment guidelines would limit our opportunities to invest in properties that could have a more positive effect on our financial condition and operating results than properties not anticipated to generate a RevPAR of the type within Ashford Prime's criteria for investment.

The spin-off could adversely affect our ability to make distributions in future periods.

Our cash flows in future periods will be reduced by the amount of the net cash flows that would have been generated in future periods by the hotel properties that are contributed or sold to Ashford Prime in the spin-off or pursuant to the option agreements between us and Ashford Prime. As a result, the distributions to our stockholders that we make with respect to those future periods could be reduced to amounts less than the distributions otherwise anticipated by our stockholders for such future periods.

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

The following materials from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

ASHFORD HOSPITALITY TRUST, INC.

Date:	November 7, 2013	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 7, 2013	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer