Form 10-K
period 2013-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2014-03-03
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 28, 2013, the aggregate market value of 74,467,843 shares of the registrant’s common stock held by non-affiliates was approximately $852,657,000.
As of February 27, 2014, the registrant had 80,565,563 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2014 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2013

This Annual Report is filed by Ashford Hospitality Trust, Inc., a Maryland corporation (the “Company”). Unless the context otherwise requires, all references to the Company include those entities owned or controlled by the Company. In this report, the terms “the Company,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible, estimated or assumed future results of our business, financial condition and liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

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

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry and the market in which we operate, interest rates, or the general economy; and

•	the degree and nature of our competition.

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

PART I
Item 1.     Business
GENERAL
Ashford Hospitality Trust, Inc., together with its subsidiaries, is a self-administered real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, equity and debt. Additional information can be found on our website at www.ahtreit.com. We were formed as a Maryland corporation in May 2003 and commenced operations in August 2003 with the acquisition of six hotel properties in connection with our initial public offering. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of the Company, serves as the sole general partner of our operating partnership.
Our hotels are primarily operated under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott, Starwood and Intercontinental Hotels Group. Currently, all of our hotels are located in the United States. As of December 31, 2013, we owned interests in the following hotel properties and notes receivable:

•
87 consolidated hotel properties (“legacy hotel properties”), including 85 directly owned and two owned through majority-owned investments in consolidated entities, which represent 17,030 total rooms (or 17,003 net rooms excluding those attributable to our partners),

•
28 hotel properties owned through a 71.74% common equity interest and a 50.0% preferred equity interest in an unconsolidated joint venture (“PIM Highland JV”), which represent 8,084 total rooms (or 5,800 net rooms excluding those attributable to our joint venture partner),

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida, and

•	a mezzanine loan with a carrying value of $3.4 million.
The following briefly summarizes certain acquisitions and transactions that we have completed since our inception:

•	Effective December 2, 2011, one of our partners assigned to us its 11% ownership interest in an entity, in which we previously had an 89% ownership interest.

•
In March 2011, in connection with the foreclosure on a mezzanine loan held in a joint venture with Prudential Real Estate Investors (“PREI”), we and PREI each invested additional funds and each contributed an existing mezzanine loan to form a new joint venture, the PIM Highland JV, which acquired the 28-hotel property portfolio (the “Highland Portfolio”) securing the two mezzanine loans. Our investment was $150.0 million. We have an ownership interest of 71.74% in PIM Highland JV’s common equity and a $25.0 million preferred equity interest. Although we have the majority ownership interest and can exercise significant influence over the joint venture, we do not control the activities that most significantly impact the PIM Highland JV’s economic performance. All the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons, of which we and our joint venture partner each designate two persons. As a result, we are not the primary beneficiary of PIM Highland JV and therefore it is not consolidated. Our investment in the joint venture is accounted for using the equity method. The Highland Portfolio consists of high quality full-service and select-service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner.

•
Additionally, in March 2011, we acquired 96 hotel condominiums units at WorldQuest Resort in Orlando, Florida ("WorldQuest") for $12.0 million and subsequently sold two units in 2011 and four units in 2013. At December 31, 2013, we owned 90 units. At December 31, 2013, we also wholly owned one mezzanine loan with a net carrying value of $3.4 million.

•
Beginning in March 2008, we entered into various derivative transactions with financial institutions to hedge our debt, to improve cash flows, and to capitalize on the historical correlation between changes in London Interbank

Offered Rate ("LIBOR") and Revenue Per Available Room ("RevPAR"). The derivative instruments associated with these transactions had all expired by March 2013. Through December 31, 2013, we recorded cash and accrued income of $234.4 million from the derivative transactions.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2013, all of our 87 legacy hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. With respect to our unconsolidated joint venture, PIM Highland JV, the 28 hotels are leased to PIM Highland JV’s wholly-owned subsidiary, which is treated as a taxable REIT subsidiary for federal income tax purposes.
We do not operate any of our hotels directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), is our primary property manager, and is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus. As of December 31, 2013, Remington Lodging managed 54 of our 87 legacy hotel properties, while third-party management companies managed the remaining 33 hotel properties. In addition, as of December 31, 2013, Remington Lodging managed 21 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties.
SIGNIFICANT TRANSACTIONS IN 2013 AND RECENT DEVELOPMENTS
Refinanced our $141.7 Million Mortgage Loan - On February 26, 2013, we refinanced our $141.7 million loan due August 2013, which had an outstanding balance of $141.0 million, with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey Pines in La Jolla, California. We had a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which was added to our unrestricted cash balance. These properties were included in the spin-off of Ashford Hospitality Prime, Inc. discussed below.
Acquisition of the Pier House Resort - On May 14, 2013, we acquired a 100% interest in the Pier House Resort in Key West, Florida, for a contractual purchase price of $90.0 million in cash. In connection with the acquisition, we incurred transaction costs of $901,000, which are included in transaction costs on the consolidated statement of operations. The purchase price has been allocated to the assets acquired and liabilities assumed using the estimated fair value at the date of acquisition based on a third party appraisal.
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
$69.0 Million Pier House Financing - On September 10, 2013, we completed the financing for a $69.0 million loan due September 2015 and secured by the Pier House Resort. The new financing has a two-year term and three, one-year extension options with no test requirements for the first two extensions. The loan provides for a floating interest rate of LIBOR + 4.90%, with no LIBOR Floor. The loan proceeds, net of typical closing costs and reserves, were added to our unrestricted cash balance.
Spin-off of an 8-hotel Portfolio - On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. This distribution was comprised of common stock in Ashford Hospitality Prime, Inc. (“Ashford Prime”), a newly formed company. We contributed the portfolio interests into Ashford Hospitality Prime Limited Partnership ("Ashford Prime OP"), Ashford Prime's operating partnership. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such shareholder as of the close of business on November 8, 2013. Ashford Prime is expected to qualify as a REIT for federal income tax purposes, and is listed on the New York Stock Exchange, under the symbol “AHP.” The transaction also includes options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida. Ashford Hospitality Advisors LLC, our subsidiary acts as external advisor to Ashford Prime.

$18.2 Million Loan Financings - On December 20, 2013, we refinanced a $6.5 million loan due April 2034, with a $10.8 million loan due January 2024. The new loan provides for a fixed interest rate of 5.49%. The new loan continues to be secured by the Residence Inn Jacksonville. Additionally, we completed the financing for a $7.4 million loan due January 2024. The new loan provides for a fixed interest rate of 5.49% and is secured by the Residence Inn Manchester. We have an 85% ownership interest in the property, with Interstate Hotels & Resorts holding the remaining 15%. Our share of the excess loan proceeds were added to our unrestricted cash balance.
Proposed Spin-off of Asset Management Business - On February 27, 2014, we announced that our Board of Directors has unanimously approved a plan to spin-off its asset management business into a separate publicly traded company in the form of a taxable distribution.  The distribution is expected to be completed in the third quarter of 2014, and we anticipate that the distribution will be comprised of common stock in Ashford, Inc. (“Ashford Inc.”), a newly formed or successor company of our current subsidiary Ashford Hospitality Advisors LLC. We also expect that Ashford Inc. will file an application to list its shares on the NYSE or NYSE MKT Exchanges.  In connection with the proposed spin-off, we expect that Ashford Inc. will enter into a 20-year advisory agreement to externally advise the Company. Ashford Inc. will continue to externally advise Ashford Prime. This distribution is anticipated to be declared during the third quarter of 2014; however, it remains subject to the filing of the required registration statement with the Securities and Exchange Commission ("SEC"), the review of the registration statement by the SEC, the approval of the listing of shares by the applicable exchange, and other legal requirements. The Company cannot be certain this distribution will proceed or proceed in the manner as currently anticipated.
Sale of Pier House Resort - On March 1, 2014, we closed on the sale of the Pier House Resort to Ashford Prime. The sales price was $92.7 million. Ashford Prime assumed the $69 million mortgage and paid the balance of the purchase price in cash.
BUSINESS STRATEGIES
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, which continued through 2013. Room rates, measured by the average daily rate ("ADR"), which typically lags occupancy growth in the early stage of a recovery, have shown upward growth. We believe improvements in the economy will continue to positively impact the lodging industry and hotel operating results for several years to come, and we will continue to seek ways to benefit from the cyclical nature of the hotel industry.  We believe that in the prior cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe the hotel industry may exceed these cash flows and values during the next cyclical peak.
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
Our investment strategies continue to focus on the full-service and select-service hotels in the upscale and upper-upscale segments within the lodging industry that have RevPAR generally less than twice the national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-

related investment opportunities as they may develop. Our Board of Directors may change our investment strategies at any time without shareholder approval or notice.
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
To take full advantage of future investment opportunities in the lodging industry, we intend to invest according to the asset allocation strategies described below. However, due to ongoing changes in market conditions, we will continually evaluate the appropriateness of our investment strategies. Our Board of Directors may change any or all of these strategies at any time without shareholder approval or notice.
Direct Hotel Investments – In selecting hotels to acquire, we target hotels that offer either a high current return or the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy primarily targets full-service and select-service hotels in primary, secondary, and resort markets, typically throughout the United States and will seek to achieve both current income and appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that do not fit our investment strategy or criteria due to micro or macro market changes or other reasons.
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
Other Transactions - We may also invest in other lodging related assets or businesses that offer diversification, attractive risk adjusted returns, and/or capital allocation benefits.
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
FINANCING STRATEGY
We utilize debt to increase equity returns. When evaluating our future level of indebtedness and making decisions regarding the incurrence of indebtedness, our Board of Directors considers a number of factors, including:

•	our leverage levels across the portfolio;

•	the purchase price of our investments to be acquired with debt financing;

•	impact on financial covenants;

•	cost of debt;

•	loan maturity schedule;

•	the estimated market value of our investments upon refinancing;

•	the ability of particular investments, and our Company as a whole, to generate cash flow to cover expected debt service; and.

•	trailing twelve months net operating income of the hotel to be financed.
 We may incur debt in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, or financing from banks, institutional investors, or other lenders. Any such indebtedness may be secured or unsecured by mortgages or other interests in our properties. This indebtedness may be recourse, non-recourse, or cross-collateralized. If recourse, such recourse may include our general assets or be limited to the particular investment to which the indebtedness relates. In addition, we may invest in properties or loans subject to existing loans secured by mortgages or similar liens on the properties, or we may refinance properties acquired on a leveraged basis.
We may use the proceeds from any borrowings for working capital to:

•	purchase interests in partnerships or joint ventures;

•	finance the origination or purchase of debt investments; or

•	finance acquisitions, expand, redevelop or improve existing properties, or develop new properties or other uses.
In addition, if we do not have sufficient cash available, we may need to borrow to meet taxable income distribution requirements under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on our individual properties and debt investments.
DISTRIBUTION POLICY
In December 2012, the Board of Directors approved our dividend policy for 2013 with an annualized target of $0.48 per share. For the year ended December 31, 2013, we have declared dividends of $0.48 per share. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Distributions are authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. In December 2013, the Board of Directors approved our dividend policy for 2014 and we expect to pay a quarterly dividend of $0.12 per share during 2014. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review our dividend policy on a quarterly basis. Our ability to pay distributions to our shareholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our shareholders are generally taxable to our shareholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a shareholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
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
COMPETITION
The hotel industry is highly competitive and the hotels in which we invest are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, availability of rooms, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and room revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.
Our principal competitors include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as select-service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates.
EMPLOYEES
At December 31, 2013, we had 83 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions. None of our corporate employees are unionized. All persons employed in day-to-day hotel operations are employees of the management companies and not the Company, and some of the management company employees are unionized. Occasionally, we hire temporary employees to assist in tasks. We also hire numerous third parties to provide various professional services. In addition, certain employees of a related party provide services to us or split their time between us and the related party. Costs for these services are included in the corporate general and administrative expense reimbursements to the related party.
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
Phase I environmental assessments, which are intended to identify potential environmental contamination for which our properties may be responsible, have been obtained on substantially all of our properties. Such Phase I environmental assessments included:

•	historical reviews of the properties;

•	reviews of certain public records;

•	preliminary investigations of the sites and surrounding properties;

•	screening for the presence of hazardous substances, toxic substances, and underground storage tanks; and

•	the preparation and issuance of a written report.

Such Phase I environmental assessments did not include invasive procedures, such as soil sampling or ground water analysis. Such Phase I environmental assessments have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or liquidity, and we are not aware of any such liability. To the extent Phase I environmental assessments reveal facts that require further investigation, we would perform a Phase II environmental assessment. However, it is possible that these environmental assessments will not reveal all environmental liabilities. There may be material environmental liabilities of which we are unaware, including environmental liabilities that may have arisen since the environmental assessments were completed or updated. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of our properties will not be affected by the condition of properties in the vicinity (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.
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
As of December 31, 2013, we owned interests in 123 hotels, 118 of which operated under the following franchise licenses or brand management agreements:
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
Our management companies, including our affiliate Remington Lodging, must operate each hotel pursuant to the terms of the related franchise or brand management agreement and must use their best efforts to maintain the right to operate each hotel pursuant to such terms. In the event of termination of a particular franchise or brand management agreement, our management companies must operate any affected hotels under another franchise or brand management agreement, if any, that we enter into. We anticipate that many of the additional hotels we acquire could be operated under franchise licenses or brand management agreements as well.
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
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
ACCESS TO REPORTS AND OTHER INFORMATION
We maintain a website at www.ahtreit.com. On our website, we make available free-of-charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with the SEC. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
All reports filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, DC 20549-1090. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors
RISKS RELATED TO OUR BUSINESS
The financial crisis and general economic slowdown, which began in late 2007, harmed the operating performance of the hotel industry generally. If these or similar events recur, we may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.
The performance of the lodging industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. A majority of our hotels are classified as upscale and upper-upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upscale and upper-upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on us.
Failure of the hotel industry to exhibit sustained improvement or to improve as expected may adversely affect us.
A substantial part of our business plan is based on our belief that the lodging markets in which we invest will experience improving economic fundamentals in the future, despite that fundamentals have already substantially improved over the last several years. In particular, our business strategy is dependent on our expectation that key industry performance indicators, especially RevPAR, will continue to improve. There can be no assurance as to whether or to what extent, hotel industry fundamentals will continue to improve. In the event conditions in the industry do not sustain improvement or improve as we expect, or deteriorate, we may be adversely affected.
We are subject to various risks related to our use of, and dependence on, debt.
As of December 31, 2013, we had aggregated borrowings of approximately $1.8 billion outstanding, including $579.4 million of variable interest rate debt. The interest we pay on variable-rate debt increases as interest rates increase above any floor rates, which may decrease cash available for distribution to our shareholders. We are also subject to the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to our shareholders, (iv) increase the risk that we could be forced to liquidate assets or repay debt, either of which could have a material adverse effect on us, and (v) create other challenging situations for us.
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
We had approximately $1.8 billion of mortgage debt outstanding as of December 31, 2013. We may face issues with these loans or with other loans or borrowings that we incur in the future, some of which issues may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt agreements, could have an adverse effect on our ability to raise equity or debt capital, could increase the cost of such capital or could otherwise have an adverse effect on our business, results of operations or financial condition.
Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.
We have in the past and may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. In such event, we may not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, suffer a deterioration in their financial condition or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, budgets, or financing, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.
Our business strategy depends on our continued growth. We may fail to integrate recent and additional investments into our operations or otherwise manage our planned growth, which may adversely affect our operating results.
Our business plan contemplates a period of growth in the next several years. We cannot assure you that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff to successfully integrate and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisitions of any additional portfolios of properties or mortgages would generate additional operating expenses that we will be required to pay. As we acquire additional assets, we will be subject to the operational risks associated with owning those assets. Our failure to successfully integrate any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to our shareholders.
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
Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in the shareholders’ best interest. The Chairman of our Board of Directors and Chief Executive Officer, Mr. Monty J. Bennett, serves as the Chief Executive Officer of Remington Lodging and Mr. Archie Bennett, Jr., who is our Chairman Emeritus, serves as Chairman of the Board of Directors of Remington Lodging. Messrs. Archie and Monty J. Bennett beneficially own 100% of Remington Lodging, which, as of December 31, 2013, managed 54 of our 87 legacy properties, 21 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties; and provides related services, including property management services and project management services.
Messrs. Archie and Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging, and Mr. Monty J. Bennett's management obligations to Remington Lodging reduces the time and effort he spends managing Ashford. Our Board of Directors has adopted a policy that requires all material approvals, actions or decisions to which we have the right to make under the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude to Remington Lodging under the management agreements to which we are a party, Messrs. Archie and Monty J. Bennett, as officers of Remington Lodging, could take actions or make decisions that are not in our shareholders’ best interest or that are otherwise inconsistent with their obligations under the management agreement or our obligations under the applicable franchise agreements.
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
We are a party to a master hotel management agreement and an exclusivity agreement with Remington Lodging, which describes the terms of Remington Lodging’s services to our hotels, as well as any future hotels we may acquire that may or may not be managed by Remington Lodging. The exclusivity agreement requires us to engage Remington Lodging, unless our independent directors either (i) unanimously vote to hire a different manager or developer, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined that special circumstances exist or that, based on Remington Lodging’s prior performance, another manager or developer could perform the duties materially better. As the sole owners of Remington Lodging, which would receive any development, management, and management termination fees payable by us under the management agreement, Mr. Monty Bennett, and to a lesser extent, Mr. Archie Bennett, Jr., in his role as Chairman Emeritus, may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our shareholders to do so.
Tax indemnification obligations that apply in the event that we sell certain properties could limit our operating flexibility.
We have acquired certain of our properties in exchange transactions in which we issued units in our operating partnership in exchange for hotel properties. In certain of these transactions, we agreed to ongoing indemnification obligations in the event we sell or transfer the related property and in some instances in the event we refinance the related property. Accordingly, we may be obligated to indemnify the contributors, including Messrs. Archie and Monty J. Bennett whom have substantial ownership interests, against the tax consequences of such transactions.
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

In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations and/or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to our shareholders.
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
Our reliance on third party property managers, including Remington Lodging, to operate our hotels and for a substantial majority of our cash flow may adversely affect us.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, third parties must operate our hotels. A REIT may lease its hotels to taxable REIT subsidiaries in which the REIT can own up to a 100% interest. A taxable REIT subsidiary (“TRS”) pays corporate-level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRS must hire, to manage the hotels, an “eligible independent contractor” (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT, or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT, and the REIT cannot own any debt or equity securities of the EIC).
Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly. We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Monty J. Bennett, to manage 54 of our 87 legacy hotel properties, 21 of the 28 PIM Highland JV hotel properties, and the WorldQuest condominium properties as of December 31, 2013. We have hired unaffiliated third–party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may harm us. Any of these circumstances could adversely affect us.
Our management agreements could adversely affect our sale or financing of hotel properties.
We have entered into management agreements, and acquired properties subject to management agreements, that do not allow us to replace hotel managers on relatively short notice or with limited cost or contain other restrictive covenants, and we may enter into additional such agreements or acquire properties subject to such agreements in the future.  For example, the terms of a management agreement may restrict our ability to sell a property unless the purchaser is not a competitor of the manager, assumes the management agreement and meets other conditions.  Also, the terms of a long-term management agreement encumbering our property may reduce the value of the property.  When we enter into or acquire properties subject to any such management agreements, we may be precluded from taking actions in  our best interest and could incur substantial expense as a result of the agreements.
If we cannot obtain additional capital, our growth will be limited.
We are required to distribute to our shareholders at least 90% of our REIT taxable income, excluding net capital gains, each year to maintain our qualification as a REIT. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal. As such, we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development, which is an important strategy for us, will be limited if we cannot obtain additional financing or equity capital. Market conditions may make it difficult to obtain financing or equity capital, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms. We may elect to pay dividends on our common stock in cash or a combination of cash and shares as permitted under federal income tax laws governing REIT distribution requirements. In certain circumstances, if we are unable to obtain replacement refinancing or loan modifications, we could be forced to raise equity capital at inappropriate times, make unplanned asset sales or face foreclosure on our hotel properties.
We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our shareholders. Currently, our credit facility limits us from paying dividends if we are in default under the credit facility, including by reason of failing to meet certain covenants.
As a REIT, we are required to distribute at least 90% of our REIT taxable income each year, excluding net capital gains, to our shareholders. Our ability to make distributions may be adversely affected by the risk factors described herein. We cannot assure you that we will be able to make distributions in the future. In the event of future downturns in our operating results and financial performance, unanticipated capital improvements to our hotels or declines in the value of our mortgage portfolio, we may be unable to declare or pay distributions to our shareholders to the extent required to maintain our REIT qualification. The timing and amount of such distributions will be in the sole discretion of our Board of Directors, which will consider, among other factors, our financial performance and debt service obligations. We may elect to pay dividends on our common stock in cash or a combination of cash and shares as permitted under federal income tax laws governing REIT distribution requirements. Currently, our credit facility limits us from paying dividends if we are in default under the credit facility, including by reason of failing to meet certain covenants.
Covenants, “cash trap” provisions or other terms in our loan agreements could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
Certain of our loan agreements contain financial and other covenants. If we violate covenants in any loan agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may also prohibit us from borrowing unused amounts under our lines of credit, even if repayment of some or all the borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow beyond certain amounts or for certain purposes.
Certain of our loan agreements also contain cash trap provisions that may be triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured performance issues. This could affect our liquidity and our ability to make distributions to our shareholders.
In connection with the Ashford Prime Spin-off, we are still jointly and severally liable under certain carve-out guarantees and environmental indemnities associated with three loans. Ashford Prime has indemnified us in the case that any of these guarantees are ever called.
We compete with other hotels for guests and face competition for acquisitions and sales of hotel properties and of desirable debt investments.
The hotel business is competitive. Our hotels compete on the basis of location, room rates, quality, service levels, amenities, reputation, and reservation systems, among many other factors. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available to meet debt service obligations, operating expenses, and requisite distributions to our shareholders.
We compete for hotel acquisitions with entities that have similar investment objectives as we do. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan. In addition, we compete to sell hotel properties. Availability of capital, the number of hotels available for sale and market conditions all affect prices. We may not be able to sell hotel assets at our targeted price.
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
Future terrorist attacks or changes in terror alert levels could materially and adversely affect us.
Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries since 2001, often disproportionately to the effect on the overall economy. The extent of the impact that actual or threatened terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined, but any such attacks or the threat of such attacks could have a material adverse effect on travel and hotel demand, our ability to finance our business and our ability to insure our hotels, which could materially adversely affect us.
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
We are increasingly dependent on information technology, and potential cyber attacks, security problems or other disruption and expanding social media vehicles present new risks.
As do most companies, we (and our various property managers) rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel managers purchase some of our information technology from vendors, on whom our systems depend, and we rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts.
We often depend upon the secure transmission of this information over public networks. Our and our hotel managers' networks and storage applications are subject to unauthorized access by hackers or others (through cyber attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our or our hotel managers’ systems could harm us.
In addition, the use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us, our hotel managers or our hotels on any social networking website could damage our or our hotels’ reputations. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.
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

Our failure to qualify as a REIT would potentially give rise to a claim for damages from Ashford Prime.
In connection with the spin-off of Ashford Prime, which was completed in November 2013, we represented in the Separation and Distribution Agreement that we have no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT. We also covenanted in the Separation and Distribution Agreement to use our reasonable best efforts to maintain our REIT status for each of our taxable years ending on or before December 31, 2014 (unless we obtain an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that our failure to maintain our REIT status will not cause Ashford Prime to fail to qualify as a REIT under the successor REIT rules). In the event of a breach of this representation or covenant, Ashford Prime may be able to seek damages from us, which could have a significantly negative effect on our liquidity and results of operations.
RISKS RELATED TO HOTEL INVESTMENTS
We are subject to general risks associated with operating hotels.
Our hotels and hotels underlying our mortgage and mezzanine loans are subject to various operating risks common to the hotel industry, many of which are beyond our control, including, among others, the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which results in increased supply and adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	increases in operating costs due to inflation, increased energy costs and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	increases in assessed property taxes from changes in valuation or real estate tax rates;

•	increases in the cost of property insurance;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•
adverse effects of national, regional, and local economic and market conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.
These factors could adversely affect our hotel revenues and expenses, as well as the hotels underlying our mortgage and mezzanine loans, which in turn could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our shareholders.
We may have to make significant capital expenditures to maintain our hotel properties, and any development activities we undertake may be more costly than we anticipate.
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures, and equipment. Managers or franchisors of our hotels also will require periodic capital improvements pursuant to the management agreements or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. As part of our long-term growth strategy, we may also develop hotels. Hotel renovation and development involves substantial risks, including:

•	construction cost overruns and delays;

•	the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;

•	the cost of funding renovations or developments and inability to obtain financing on attractive terms;

•	the return on our investment in these capital improvements or developments failing to meet expectations;

•	inability to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•	loss of substantial investment in a development project if a project is abandoned before completion;

•	environmental problems; and

•	disputes with franchisors or property managers regarding compliance with relevant franchise agreements or management agreements.
If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to obtain additional debt or equity financing to fund future capital improvements.
The hotel business is seasonal, which affects our results of operations from quarter to quarter.
The hotel industry is seasonal in nature. This seasonality can cause quarterly fluctuations in our financial condition and operating results, including in any distributions on common stock. Our quarterly operating results may be adversely affected by factors outside our control, including weather conditions and poor economic factors in certain markets in which we operate. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to reduce distributions or enter into short-term borrowings in certain quarters in order to make distributions to our shareholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all.
Many real estate costs are fixed, even if revenue from our hotels decreases.
Many costs, such as real estate taxes, insurance premiums and maintenance costs, generally are not reduced even when a hotel is not fully occupied, room rates decrease or other circumstances cause a reduction in revenues. In addition, newly acquired or renovated hotels may not produce the revenues we anticipate immediately, or at all, and the hotel's operating cash flow may be insufficient to pay the operating expenses and debt service associated with these new hotels. If we are unable to offset real estate costs with sufficient revenues across our portfolio, we may be adversely affected.
The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.
Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may be lower than expected, and we may be adversely affected.
Our hotel investments may be subject to risks relating to potential terrorist activity.
During 2013, approximately 16.7% of our total hotel revenue was generated from 11 hotels located in the Washington D.C. and Baltimore areas, areas considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
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
RISKS RELATED TO DERIVATIVE TRANSACTIONS AND INVESTMENTS IN MARKETABLE SECURITIES AND OTHER
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

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with generally accepted accounting principles ("GAAP") to reflect changes in fair value and such downward adjustments, or “mark-to-market loss,” would reduce our shareholders’ equity.

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
Our investment subsidiary was formed for the primary purpose of acquiring public securities and other investments of lodging-related entities. As such, our investment portfolio will contain investments concentrated in a single industry and may not be fully diversified by asset class, geographic region or other criteria, which will expose us to significant loss due to concentration risk. Investors have no assurance that the degree of diversification in our investment portfolio will increase at any time in the future.
The values of our investments are affected by the U.S. credit and financial markets and, as such, may fluctuate.
The U.S. credit and financial markets have recently experienced severe dislocations and liquidity disruptions. The values of our investments are likely to be sensitive to the volatility of the U.S. credit and financial markets, and, to the extent that turmoil in the U.S. credit and financial markets continues or intensifies, such volatility has the potential to materially affect the value of our investment portfolio.
We are subject to the risk of default or insolvency by the hospitality entities underlying our investments.
The leveraged capital structure of the hospitality entities underlying our investments will increase their exposure to adverse economic factors (such as rising interest rates, competitive pressures, downturns in the economy or deterioration in the condition of the real estate industry) and to the risk of unforeseen events. If an underlying entity cannot generate adequate cash flow to meet such entity’s debt obligations (which may include leveraged obligations in excess of its aggregate assets), it may default on its loan agreements or be forced into bankruptcy. As a result, we may suffer a partial or total loss of the capital we have invested in the securities and other investments of such entity.
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
As part of our business strategy, we may originate or acquire lodging-related uninsured and mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud and related losses, and special hazard losses that are not covered by standard hazard insurance. Also, costs of financing the mortgage loans could exceed returns on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. We suffered significant impairment charges with respect to our investments in mortgage loans in 2009 and 2010. We may incur similar losses in the future for the remaining mezzanine loan of $3.4 million at December 31, 2013. The value and the price of our securities may be adversely affected.
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
Lodging property values and net operating income derived from lodging properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described herein relating to general economic conditions, operating lodging properties, and owning real estate investments. In the event its net operating income decreases, one of our borrowers may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to our borrowers to repay our mortgage loans, which could also cause us to suffer losses.
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
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotel properties and harm our financial condition.
Because real estate investments are relatively illiquid, our ability to sell promptly one or more hotel properties or mortgage loans in our portfolio for reasonable prices in response to changing economic, financial, and investment conditions is limited.
The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost, and terms of debt financing;

•
changes in governmental laws and regulations, fiscal policies, and zoning and other ordinances, and related costs of compliance with laws and regulations, fiscal policies and zoning and other ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war or terrorism, and acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured and underinsured losses.
We may decide to sell hotel properties or loans in the future. We cannot predict whether we will be able to sell any hotel property or loan for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property or loan. Because we intend to offer more flexible terms on our mortgage loans than some providers of commercial mortgage loans, we may have more difficulty selling or participating our loans to secondary purchasers than would these more traditional lenders.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These and other factors could impede our ability to respond to adverse changes in the performance of our hotel properties or a need for liquidity.
The costs of compliance with or liabilities under environmental laws may harm our operating results.
Operating expenses at our hotels could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, our hotel properties and properties underlying our loan assets may be subject to environmental liabilities. An owner of real property, or a lender with respect to a property that exercises control over the property, can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination.
There may be environmental problems associated with our hotel properties or properties underlying our loan assets of which we are unaware. Some of our hotel properties or the properties underlying our loan assets use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products that could create a potential for release of hazardous substances. If environmental contamination exists on a hotel property, we could become subject to strict, joint and several liabilities for the contamination if we own the property or if we foreclose on the property or otherwise have control over the property.
The presence of hazardous substances on a property we own or have made a loan with respect to may adversely affect our ability to sell, on favorable terms or at all, or foreclose on the property, and we may incur substantial remediation costs. The discovery of material environmental liabilities at our properties or properties underlying our loan assets could subject us to unanticipated significant costs.

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
Numerous treaties, laws and regulations have been enacted to regulate or limit carbon emissions. Changes in the regulations and legislation relating to climate change, and complying with such laws and regulations, may require us to make significant investments in our hotels and could result in increased energy costs at our properties.
Our properties and the properties underlying our mortgage loans may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of the properties in our portfolio may contain microbial matter such as mold and mildew. As a result, the presence of significant mold at any of our properties or the properties underlying our loan assets could require us or our borrowers to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us or our borrowers to liability from hotel guests, hotel employees, and others if property damage or health concerns arise.
Compliance with the Americans with Disabilities Act and fire, safety, and other regulations may require us or our borrowers to incur substantial costs.
All of our properties and properties underlying our mortgage loans are required to comply with the Americans with Disabilities Act of 1990, as amended (the “ADA”). The ADA requires that “public accommodations” such as hotels be made accessible to people with disabilities. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. In addition, we and our borrowers are required to operate our properties in compliance with fire and safety regulations, building codes, and other land use regulations as they may be adopted by governmental agencies and bodies and become applicable to our properties. Any requirement to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, could be costly.
We may experience uninsured or underinsured losses.
We have property and casualty insurance with respect to our hotel properties and other insurance, in each case, with loss limits and coverage thresholds deemed reasonable by our management team (and with the intent to satisfy the requirements of lenders and franchisors). In doing so, we have made decisions with respect to what deductibles, policy limits, and terms are reasonable based on management’s experience, our risk profile, the loss history of our property managers and our properties, the nature of our properties and our businesses, our loss prevention efforts, and the cost of insurance.
Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed. Accordingly, there can be no assurance that:

•	the insurance coverage thresholds that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits);

•	we will not incur large deductibles that will adversely affect our earnings;

•	we will not incur losses from risks that are not insurable or that are not economically insurable; or

•	current coverage thresholds will continue to be available at reasonable rates.
In the future, we may choose not to maintain terrorism insurance on any of our properties. As a result, one or more large uninsured or underinsured losses could have a material adverse effect on us.
Each of our current lenders requires us to maintain certain insurance coverage thresholds, and we anticipate that future lenders will have similar requirements. We believe that we have complied with the insurance maintenance requirements under the current governing loan documents and we intend to comply with any such requirements in any future loan documents. However, a lender may disagree, in which case the lender could obtain additional coverage thresholds and seek payment from us, or declare us in default under the loan documents. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary or, in the latter case, subject us to a foreclosure on hotels collateralizing one or more loans. In addition, a material casualty to one or more hotels collateralizing loans may result in the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources, or the lender foreclosing on the hotels if there is a material loss that is not insured.
RISKS RELATED TO OUR STATUS AS A REIT
If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face substantial tax liability.
We conduct operations so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Due to the gain we recognized as a result of the spin-off of Ashford Prime, if Ashford Prime were to fail to qualify as a REIT for 2013, we may fail to qualify as a REIT for 2013. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to our shareholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

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
Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets. For example:

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

•
We may continue to experience increases in our state and local income tax burden. Over the past several years, certain state and local taxing authorities have significantly changed their income tax regimes in order to raise revenues. The changes enacted that have increased our state and local income tax burden include the taxation of modified gross receipts (as opposed to net taxable income), the suspension of and/or limitation on the use of net operating loss deduction, increases in tax rates and fees, the addition of surcharges, and the taxation of our partnership income at the entity level. Facing mounting budget deficits, more state and local taxing authorities have indicated that they are going to revise their income tax regimes in this fashion and/or eliminate certain federally allowed tax deductions such as the REIT dividends paid deduction.

We may be subject to taxes in the event our leases are held not to be on an arm’s-length basis.
In the event that leases between us and our taxable REIT subsidiaries are held not to be on an arm’s-length basis, we or our taxable REIT subsidiaries could be subject to taxes, and adjustments to the rents could cause us to fail to meet certain REIT income tests. In determining amounts payable by our taxable REIT subsidiaries under our leases, we engage a third party to prepare transfer pricing studies to ascertain whether the lease terms we establish are on an arm’s-length basis. The transfer pricing studies that we have received concluded that the lease terms have been consistent with arm’s-length terms as required by applicable Treasury Regulations. However, in September 2010, the Internal Revenue Service ("IRS") completed an audit of one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Internal Revenue Code Section 482 that reduced the amount of rent we charged the taxable REIT subsidiary ("TRS"). We owned a 75% interest in the hotel properties and the TRS at issue. In connection with the TRS audit, the IRS selected our REIT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm's length rate. We strongly disagreed with the IRS' position and appealed our cases to the IRS Appeals Office. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms' length terms as required by applicable Treasury regulations. We believe the IRS transfer pricing methodologies applied in the audits contained flaws and that the IRS adjustments to the rent charged were inconsistent with the U.S. federal tax laws related to REITs and true leases. The IRS Appeals Office reviewed our cases in 2012. In July 2013, the IRS Appeals Office issued "no-change letters" for the TRS and the REIT indicating that the 2007 tax returns were accepted as filed and the examinations resulted in no deficiencies. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS requested and we agreed to extend the assessment statute of limitations for both the TRS and the REIT for the 2007 tax year to March 31, 2014. Accordingly, the IRS has the right to reopen the cases until March 31, 2014. However, the IRS typically only reopens closed cases in very limited circumstances, none of which we believe are applicable to our cases.
In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS did not propose any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to the TRS was greater than the arms' length rate pursuant to Internal Revenue Code Section 482. The TRS adjustment is for $1.6 million of additional income which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represents the IRS' imputation of compensation to the TRS under Internal Revenue Code Section 482 for agreeing to be a party to the lessor entity's bank loan agreement. We owned a 75% interest in the lessor entity through November 19, 2013, when our interest was contributed to Ashford Prime in connection with the previously discussed Ashford Prime spin-off. We strongly disagree with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS has misinterpreted certain terms of the lease, third party hotel management agreements, and bank loan agreements. We appealed our cases to the IRS Appeals Office and the IRS assigned the same Appeals team that oversaw our 2007 cases to our 2008 cases. Our representatives attended the Appeals conferences for the 2008 cases in August 2013 and February 2014. One or more additional conferences with the Appeals Office will be required to resolve our cases and we anticipate these will occur in 2014. The IRS has requested and we have agreed to extend the assessment statute of limitations three times for both the TRS and REIT for the 2008 tax year. The most recent request was made in August 2013 and extends the statute for the 2008 tax year to September 30, 2014.
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
During 2010, the Canadian taxing authorities selected our TRS subsidiary that leased our one Canadian hotel for audit for the tax years ended December 31, 2007, 2008, and 2009. The Canadian hotel was sold in June 2008 and the TRS ceased activity in Canada at that time. In May 2012, the Canadian taxing authorities issued their final letter of audit adjustments. Their adjustments were nominal in amount and did not result in the assessment of any additional taxes.
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
Complying with REIT requirements may force us to borrow to make distributions to our shareholders.
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
From time to time, we may generate taxable income greater than our net income for financial reporting purposes or our taxable income may be greater than our cash flow available for distribution to our shareholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.
We may in the future choose to pay dividends in our common shares instead of cash, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.
We may distribute taxable dividends that are payable in cash and common stock at the election of each shareholder. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock.

If we made a taxable dividend payable in cash and common stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, if we made a taxable dividend payable in cash and our common stock and a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay taxable dividends of our common stock and cash, although we may choose to do so in the future.
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
If Ashford Prime were to fail to qualify as a REIT for 2013, it would significantly affect our ability to maintain our REIT status.
For federal income tax purposes, we recorded a gain of approximately $145.7 million as a result of the spin-off of Ashford Prime in November 2013.  If Ashford Prime qualifies for taxation as REIT for 2013, that gain will be qualifying income for purposes of our 2013 REIT income tests.  If, however, Ashford Prime were to fail to qualify as a REIT for 2013, that gain would be non-qualifying income for purposes of the 75% gross income test.  Although Ashford Prime covenanted in the Separation and Distribution Agreement to use reasonable best efforts to qualify as a REIT in 2013, no assurance can be given that it will so qualify. If Ashford Prime were to fail to qualify, it could cause us to fail our 2013 REIT income tests, which could cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.
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
In December 2012, the Board of Directors approved our dividend policy for 2013 with an annualized target of $0.48 per share for 2013. For the year ended December 31, 2013, we have declared dividends of $0.48 per share. In December 2013, the Board of Directors approved our dividend policy for 2014 with an annualized target of $0.48 per share for 2014, and we expect to pay a quarterly dividend of $0.12 per share for 2014. However, our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.
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

Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation are not required to act in certain takeover situations under the same standards as apply in Delaware and other corporate jurisdictions.
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
We also may issue from time to time additional shares of our securities or units of our operating partnership in connection with the acquisition of properties and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our securities or the perception that such sales could occur may adversely affect the prevailing market price for our securities or may impair our ability to raise capital through a sale of additional debt or equity securities.
We depend on key personnel with long-standing business relationships. The loss of key personnel could threaten our ability to operate our business successfully.
Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Messrs. Monty J. Bennett, Douglas A. Kessler, David A. Brooks, David J. Kimichik, Jermey Welter, Mark L. Nunneley, Deric Eubanks and J. Robison Hays III and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key–person life insurance on any of our officers other than in connection with our deferred compensation plan. Although these officers currently have employment agreements with us, we cannot assure their continued employment. The loss of services of one or more members of our corporate management team could harm our business and our prospects.
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
Our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, and REIT qualification and distributions, are determined by our Board of Directors. Although we have no indication that our Board of Directors has a present intention to do so, our Board of Directors may amend or revise these and other policies from time to time without a vote of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies and the changes could harm our business, results of operations, and share price.
Changes in our strategy or investment or leverage policy could expose us to greater credit risk and interest rate risk or could result in a more leveraged balance sheet. We cannot predict the effect any changes to our current operating policies and strategies may have on our business, operating results, and stock price. However, the effects may be adverse.
RISKS RELATED TO THE PROPOSED SPIN-OFF
We may not be able to complete the proposed spin-off on the terms anticipated, or at all.
Our board of directors has unanimously approved a plan to spin-off our asset management business. We are targeting completion of the proposed spin-off in the third quarter of 2014. However, there can be no assurance that the proposed spin-off will be completed as anticipated, or at all. Our ability to complete the proposed spin-off and related restructuring transactions is subject to, among other things, the filing and effectiveness of a registration statement with the SEC, the filing and approval of an application to list the common stock of Ashford Inc. on the NYSE or the NYSE MKT Exchanges, and the final approval and declaration of the proposed distribution by our board of directors. If we are unable to consummate the proposed spin-off, we may not realize the full expected benefits of the proposed spin-off, and our stock price may decline.
We have the right not to consummate or complete the proposed spin-off if, at any time, our board of directors determines, in its sole discretion, that the proposed spin-off is not in our best interests or that market conditions are such that it is not advisable to separate our asset management business from us.

Item 1B. Unresolved Staff Comments
None.

Item 2.	Properties
OFFICES.   We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
HOTEL PROPERTIES.   As of December 31, 2013, we had ownership interests in 87 legacy hotel properties that were included in our consolidated operations, which included direct ownership in 85 hotel properties and 85% ownership in two hotel properties through equity investments with joint venture partners. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2013
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full	150	100%	150	78.67%	$148.47	$116.81
Embassy Suites	Dallas, TX	Full	150	100%	150	67.85%	$123.41	$83.73
Embassy Suites	Herndon, VA	Full	150	100%	150	68.70%	$142.86	$98.15
Embassy Suites	Las Vegas, NV	Full	220	100%	220	72.44%	$112.74	$81.67
Embassy Suites	Syracuse, NY	Full	215	100%	215	73.98%	$117.08	$86.61
Embassy Suites	Flagstaff, AZ	Full	119	100%	119	82.15%	$128.53	$105.59
Embassy Suites	Houston, TX	Full	150	100%	150	80.67%	$175.18	$141.32
Embassy Suites	West Palm Beach, FL	Full	160	100%	160	76.11%	$116.03	$88.31
Embassy Suites	Philadelphia, PA	Full	263	100%	263	72.16%	$141.27	$101.94
Embassy Suites	Walnut Creek, CA	Full	249	100%	249	79.81%	$141.11	$112.62
Embassy Suites	Arlington, VA	Full	267	100%	267	83.11%	$176.46	$146.65
Embassy Suites	Portland, OR	Full	276	100%	276	81.95%	$172.49	$141.35
Embassy Suites	Santa Clara, CA	Full	257	100%	257	80.63%	$179.10	$144.41
Embassy Suites	Orlando, FL	Full	174	100%	174	79.72%	$119.07	$94.92
Hilton Garden Inn	Jacksonville, FL	Select	119	100%	119	67.27%	$109.98	$73.98
Hilton	Houston, TX	Full	243	100%	243	71.10%	$117.17	$83.31
Hilton	St. Petersburg, FL	Full	333	100%	333	67.23%	$130.48	$87.73
Hilton	Santa Fe, NM	Full	157	100%	157	66.84%	$147.34	$98.49
Hilton	Bloomington, MN	Full	300	100%	300	82.86%	$121.47	$100.66
Hilton	Costa Mesa, CA	Full	486	100%	486	79.84%	$116.53	$93.03
Homewood Suites	Mobile, AL	Select	86	100%	86	75.79%	$113.22	$85.81
Hampton Inn	Lawrenceville, GA	Select	86	100%	86	69.96%	$93.33	$65.30
Hampton Inn	Evansville, IN	Select	141	100%	141	69.21%	$108.36	$74.99
Hampton Inn	Terre Haute, IN	Select	112	100%	112	62.93%	$97.45	$61.32
Hampton Inn	Buford, GA	Select	92	100%	92	74.38%	$110.15	$81.92
Marriott	Durham, NC	Full	225	100%	225	59.94%	$141.08	$84.57
Marriott	Arlington, VA	Full	697	100%	697	73.27%	$174.00	$127.48
Marriott	Bridgewater, NJ	Full	347	100%	347	67.13%	$193.22	$129.71
Marriott	Dallas, TX	Full	266	100%	266	67.48%	$126.80	$85.56
SpringHill Suites by Marriott	Jacksonville, FL	Select	102	100%	102	75.33%	$88.41	$66.60
SpringHill Suites by Marriott	Baltimore, MD	Select	133	100%	133	74.73%	$107.00	$79.96
SpringHill Suites by Marriott	Kennesaw, GA	Select	90	100%	90	73.70%	$98.01	$72.23
SpringHill Suites by Marriott	Buford, GA	Select	96	100%	96	79.22%	$98.24	$77.82
SpringHill Suites by Marriott	Gaithersburg, MD	Select	162	100%	162	60.94%	$105.54	$64.31
SpringHill Suites by Marriott	Centreville, VA	Select	136	100%	136	68.02%	$86.07	$58.55
SpringHill Suites by Marriott	Charlotte, NC	Select	136	100%	136	68.07%	$98.57	$67.10
SpringHill Suites by Marriott	Durham, NC	Select	120	100%	120	79.93%	$85.26	$68.15
SpringHill Suites by Marriott	Orlando, FL	Select	400	100%	400	76.39%	$92.17	$70.41
SpringHill Suites by Marriott	Manhattan Beach, CA	Select	164	100%	164	82.19%	$123.99	$101.90

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2013
						Occupancy	ADR	RevPAR
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select	199	100%	199	62.30%	$119.86	$74.68
SpringHill Suites by Marriott	Glen Allen, VA	Select	136	100%	136	58.89%	$88.05	$51.85
Fairfield Inn by Marriott	Kennesaw, GA	Select	87	100%	87	70.65%	$88.37	$62.44
Fairfield Inn by Marriott	Orlando, FL	Select	388	100%	388	80.21%	$80.84	$64.84
Courtyard by Marriott	Bloomington, IN	Select	117	100%	117	70.70%	$127.54	$90.16
Courtyard by Marriott	Columbus, IN	Select	90	100%	90	60.38%	$92.59	$55.90
Courtyard by Marriott	Louisville, KY	Select	150	100%	150	68.16%	$130.78	$89.15
Courtyard by Marriott	Crystal City, VA	Select	272	100%	272	71.81%	$126.89	$91.12
Courtyard by Marriott	Ft. Lauderdale, FL	Select	174	100%	174	77.39%	$105.92	$81.97
Courtyard by Marriott	Overland Park, KS	Select	168	100%	168	61.39%	$95.70	$58.74
Courtyard by Marriott	Palm Desert, CA	Select	151	100%	151	55.71%	$113.27	$63.10
Courtyard by Marriott	Foothill Ranch, CA	Select	156	100%	156	69.05%	$114.56	$79.11
Courtyard by Marriott	Alpharetta, GA	Select	154	100%	154	68.83%	$106.75	$73.48
Courtyard by Marriott	Orlando, FL	Select	312	100%	312	77.15%	$92.07	$71.03
Courtyard by Marriott	Oakland, CA	Select	156	100%	156	82.11%	$120.17	$98.68
Courtyard by Marriott	Scottsdale, AZ	Select	180	100%	180	74.09%	$88.57	$65.62
Courtyard by Marriott	Plano, TX	Select	153	100%	153	69.65%	$121.79	$84.82
Courtyard by Marriott	Edison, NJ	Select	146	100%	146	75.26%	$114.32	$86.04
Courtyard by Marriott	Newark, CA	Select	181	100%	181	73.17%	$116.26	$85.07
Courtyard by Marriott	Manchester, CT	Select	90	85%	77	74.11%	$110.41	$81.83
Courtyard by Marriott	Basking Ridge, NJ	Select	235	100%	235	66.66%	$171.86	$114.55
Marriott Residence Inn	Lake Buena Vista, FL	Select	210	100%	210	80.54%	$118.07	$95.09
Marriott Residence Inn	Evansville, IN	Select	78	100%	78	86.15%	$111.63	$96.17
Marriott Residence Inn	Orlando, FL	Select	350	100%	350	84.60%	$105.93	$89.62
Marriott Residence Inn	Falls Church, VA	Select	159	100%	159	73.89%	$142.26	$105.12
Marriott Residence Inn	San Diego, CA	Select	150	100%	150	74.11%	$157.62	$116.82
Marriott Residence Inn	Salt Lake City, UT	Select	144	100%	144	63.11%	$124.88	$78.81
Marriott Residence Inn	Palm Desert, CA	Select	130	100%	130	70.50%	$113.98	$80.35
Marriott Residence Inn	Las Vegas, NV	Select	256	100%	256	71.46%	$102.56	$73.29
Marriott Residence Inn	Phoenix, AZ	Select	200	100%	200	63.90%	$100.60	$64.29
Marriott Residence Inn	Plano, TX	Select	126	100%	126	76.00%	$99.73	$75.80
Marriott Residence Inn	Newark, CA	Select	168	100%	168	78.96%	$119.24	$94.15
Marriott Residence Inn	Manchester CT	Select	96	85%	82	80.05%	$117.59	$94.13
Marriott Residence Inn Buckhead	Atlanta, GA	Select	150	100%	150	70.59%	$110.36	$77.90
Marriott Residence Inn	Jacksonville, FL	Select	120	100%	120	78.19%	$100.70	$78.74
TownePlace Suites by Marriott	Manhattan Beach, CA	Select	144	100%	144	80.72%	$112.90	$91.13
One Ocean	Atlantic Beach, FL	Full	193	100%	193	59.54%	$189.23	$112.67
Sheraton Hotel	Langhorne, PA	Full	187	100%	187	67.47%	$112.19	$75.69
Sheraton Hotel	Minneapolis, MN	Full	222	100%	222	69.52%	$112.10	$77.93
Sheraton Hotel	Indianapolis, IN	Full	371	100%	371	70.35%	$111.49	$78.43
Sheraton Hotel	Anchorage, AK	Full	370	100%	370	67.16%	$137.58	$92.41
Sheraton Hotel	San Diego, CA	Full	260	100%	260	71.17%	$108.01	$76.87
Hyatt Regency	Coral Gables, FL	Full	242	100%	242	82.46%	$171.06	$141.05
Crowne Plaza	Beverly Hills, CA	Full	260	100%	260	78.13%	$170.61	$133.30
Annapolis Historic Inn	Annapolis, MD	Full	124	100%	124	64.29%	$140.16	$90.11
Pier House Resort	Key West, FL	Full	142	100%	142	84.37%	$322.54	$272.13
Ground Lease Properties
Hilton (a)	Ft. Worth, TX	Full	294	100%	294	71.21%	$152.31	$108.45
Crowne Plaza (b)	Key West, FL	Full	160	100%	160	83.53%	$243.13	$203.08
Total			17,030		17,003	73.21%	$128.66	$94.19
________
(a) The partial ground lease expires in 2040.
(b) The ground lease expires in 2084.

Item 3.	Legal Proceedings
We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.

Item 4.	Mine Safety Disclosures
Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a)   Market Price of and Dividends on Registrant’s Common Equity and Related Stockholder Matters
Market Price and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On February 27, 2014, there were 123 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of one Section 13G filer that presently holds in excess of 9.8% of our outstanding common shares, but our Board of Directors has granted a waiver which provides this holder with an exception to our ownership restrictions.
The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per common share and have not been adjusted for the impact of the Ashford Prime spin-off. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the spin-off.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
High	$12.69	$14.26	$12.77	$13.70
Low	$10.32	$11.05	$11.22	$7.86
Close	$12.36	$11.45	$12.34	$8.28
Cash dividends declared per share	$0.12	$0.12	$0.12	$0.12
2012
High	$9.91	$9.41	$9.40	$10.72
Low	$7.77	$7.45	$7.33	$8.02
Close	$9.01	$8.43	$8.40	$10.51
Cash dividends declared per share	$0.11	$0.11	$0.11	$0.11
For the year ended December 31, 2012, we declared and paid dividends of $0.44 per share. For the year ended December 31, 2013, we have declared dividends of $0.48 per share. In December 2013, the Board of Directors approved our dividend policy for 2014 and we expect to pay a quarterly dividend of $0.12 per share for 2014. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our shareholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our Directors. Our ability to pay distributions to our shareholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2013			2012			2011
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	0.1245	(1)	26.49	—		—	—		—
Return of capital	0.3455	(1)	73.51	0.4300	(1)	100.00	0.3000	(1)	100.00%
Total	$0.4700		100.00%	$0.4300		100.00%	$0.3000		100.00%
Common Stock (stock):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	1.1310	(1)	26.49	—		—	—		—
Return of capital	3.1390	(1)	73.51	—		—	—		—
Total	$4.2700		100.00%	$—		—%	$—		—%
Preferred Stock – Series A:
Ordinary income	$—		—%	$—		—%	$1.5092	(1)	70.60%
Capital gain	2.6719	(1)	100.00	—		—	—		—
Return of capital	—		—	2.1375	(1)	100.00	0.6283	(1)	29.40
Total	$2.6719		100.00%	$2.1375		100.00%	$2.1375		100.00%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$1.4915	(1)	70.60%
Capital gain	2.6406	(1)	100.00	—		—	—		—
Return of capital	—		—	2.1125	(1)	100.00	0.6210	(1)	29.40
Total	$2.6406		100.00%	$2.1125		100.00%	$2.1125		100.00%
Preferred Stock – Series E:
Ordinary income	$—		—%	$—		—%	$0.7193	(1)	70.60%
Capital gain	2.8125	(1)	100.00	—		—	—		—
Return of capital	—		—	2.2500	(1)	100.00	0.2995	(1)	29.40
Total	$2.8125		100.00%	$2.2500		100.00%	$1.0188		100.00%
 ____________________

(1)
The fourth quarter 2011 preferred and common distributions paid January 16, 2012 are treated as 2012 distributions for tax purposes. The fourth quarter 2012 preferred and common distributions paid January 15, 2013 are treated as 2013 distributions for tax purposes. The fourth quarter 2013 common distributions paid January 15, 2014 are treated as 2014 distributions for tax purposes.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Restricted common stock	None	N/A	1,584,484	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	1,584,484
____________________

(1)
As of December 31, 2013, there were no shares of our common stock, or securities convertible into shares of our common stock, that remained available for issuance under our Amended and Restated 2003 Stock Incentive Plan. As of December 31, 2013, there were 1,584,484 shares of our common stock, or securities convertible into 1,584,484 shares of our common stock that remained available for issuance under our 2011 Stock Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, the FTSE National Association of Real Estate Investment Trusts ("NAREIT") Mortgage REITs Index, and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2008 through December 31, 2013, assuming an initial investment of $100 in stock on December 31, 2008 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Shareholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Shareholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index,
the FTSE NAREIT Mortgage REITs Index and the FTSE NAREIT Lodging & Resorts
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2013:

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$942,260	$922,606	$859,978	$808,928	$805,637
Total operating expenses	$824,857	$807,832	$766,114	$747,155	$884,464
Operating income (loss)	$117,403	$114,774	$93,864	$61,773	$(78,827)
Income (loss) from continuing operations	$(48,558)	$(58,558)	$7,763	$(26,125)	$(184,345)
Income (loss) from discontinued operations	$—	$(3,650)	$(7,880)	$(35,667)	$(104,316)
Net income (loss) attributable to the Company	$(41,283)	$(53,780)	$2,109	$(51,740)	$(250,243)
Net loss attributable to common shareholders	$(75,245)	$(87,582)	$(44,767)	$(72,934)	$(269,565)
Diluted income (loss) per common share:
Loss from continuing operations attributable to common shareholders	$(1.00)	$(1.25)	$(0.60)	$(0.83)	$(2.62)
Loss from discontinued operations attributable to common shareholders	—	(0.05)	(0.13)	(0.60)	(1.31)
Net loss attributable to common shareholders	$(1.00)	$(1.30)	$(0.73)	$(1.43)	$(3.93)
Weighted average diluted common shares	75,155	67,533	61,954	51,159	68,597

	At December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheets Data:
Investments in hotel properties, net	$2,164,389	$2,872,304	$2,957,899	$3,023,736	$3,383,759
Cash and cash equivalents	$128,780	$185,935	$167,609	$217,690	$165,168
Restricted cash	$61,498	$84,786	$84,069	$67,666	$77,566
Notes receivable	$3,384	$11,331	$11,199	$20,870	$55,655
Total assets	$2,677,002	$3,464,729	$3,589,726	$3,716,524	$3,914,498
Indebtedness of continuing operations	$1,818,929	$2,339,410	$2,362,458	$2,518,164	$2,772,396
Series B-1 preferred stock	$—	$—	$—	$72,986	$75,000
Total shareholders’ equity of the Company	$617,789	$831,942	$973,407	$816,808	$837,976

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Other Data:
Cash provided by operating activities	$130,935	$130,635	$74,593	$82,647	$65,614
Cash used in investing activities	$(340,363)	$(68,446)	$(47,774)	$(47,476)	$(44,754)
Cash provided by (used in) financing activities	$152,273	$(43,863)	$(76,900)	$17,351	$(97,289)
Cash dividends declared per common share	$0.48	$0.44	$0.40	$—	$—
EBITDA (unaudited) (1)	$314,526	$317,035	$359,634	$331,911	$231,337
Funds From Operations (FFO) (unaudited) (1)	$95,523	$84,209	$74,080	$107,696	$64,464
____________________

(1)
A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
General
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, which continued through 2013. Room rates, measured by the ADR, which typically lag occupancy growth in the early stage of a recovery, have shown upward growth. We believe improvements in the economy will continue to positively impact the lodging industry and hotel operating results for several years to come, and we will continue to seek ways to benefit from the cyclical nature of the hotel industry.  We believe that in the prior cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe the hotel industry may exceed these cash flows and values during the next cyclical peak.
As of December 31, 2013, we owned 85 hotel properties directly, and two hotel properties through majority-owned investments in consolidated entities, which represents 17,030 total rooms, or 17,003 net rooms excluding those attributable to our joint venture partners. Currently, all of our hotel properties are located in the United States. In March 2011, we acquired 96 hotel condominium units at WorldQuest Resort in Orlando, Florida for $12.0 million. Also in March 2011, with an investment of $150.0 million, we converted our interest in a joint venture that held a mezzanine loan into a 71.74% common equity interest and a $25.0 million preferred equity interest in a new joint venture (the “PIM Highland JV”) that holds 28 high quality full-service and select-service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner. On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime, a newly formed company into which we contributed the portfolio interests. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such shareholder as of the close of business on November 8, 2013. At December 31, 2013, we also wholly owned one mezzanine loan with a net carrying value of $3.4 million.
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
Our investment strategies continue to focus on the full-service and select-service hotels in the upscale and upper-upscale segments within the lodging industry that have RevPAR less than twice the national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-related investment opportunities as they may develop. Our Board of Directors may change our investment strategies at any time without shareholder approval or notice.
SIGNIFICANT TRANSACTIONS IN 2013 AND RECENT DEVELOPMENTS
Refinanced our $141.7 Million Mortgage Loan - On February 26, 2013, we refinanced our $141.7 million loan due August 2013, which had an outstanding balance of $141.0 million, with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey Pines in La Jolla, California. We had a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which was added to our unrestricted cash balance. These properties were included in the spin-off of Ashford Prime discussed below.
Acquisition of the Pier House Resort - On May 14, 2013, we acquired a 100% interest in the Pier House Resort in Key West, Florida, for a contractual purchase price of $90.0 million in cash. In connection with the acquisition, we incurred transaction costs of $901,000, which are included in transaction costs on the consolidated statement of operations. The purchase price has been allocated to the assets acquired and liabilities assumed using the estimated fair value at the date of acquisition based on a third party appraisal.
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
$69.0 Million Pier House Financing - On September 10, 2013, we completed the financing for a $69.0 million loan due September 2015 and secured by the Pier House Resort. The new financing has a two-year term and three, one-year extension options with no test requirements for the first two extensions. The loan provides for a floating interest rate of LIBOR + 4.90%, with no LIBOR Floor. The loan proceeds, net of typical closing costs and reserves, were added to our unrestricted cash balance.
Spin-off of an 8-hotel Portfolio - On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime, a newly formed company. We contributed the portfolio interests into Ashford Prime OP, Ashford Prime's operating partnership. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such shareholder as of the close of business on November 8, 2013. Ashford Prime is expected to qualify as a REIT for federal income tax purposes, and is listed on the New York Stock Exchange, under the symbol “AHP.” The transaction also includes options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida. Ashford Hospitality Advisors LLC, our subsidiary acts as external advisor to Ashford Prime.
With respect to the eight hotel properties that are now owned by Ashford Prime, the operating results for the period from January 1, 2013 through November 18, 2013 and the years ended December 31, 2012 and 2011 are included in our consolidated statements of operations for the respective years ended December 31, 2013, 2012 and 2011, in accordance with the applicable accounting guidance. The Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida are included in "assets held and used" and continuing operations as they do not meet the requirements to be classified as "held for sale" or "discontinued operations" in accordance with the applicable accounting guidance. The following table summarizes the operating results of the eight-hotel portfolio included in our results of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011

Total revenue	$214,566	$221,188	$191,991
Total operating expenses	167,958	178,536	157,999
Operating income	46,608	42,652	33,992
Interest income	21	29	24
Other income	—	—	9,673
Interest expense and amortization of loan costs	(29,017)	(31,244)	(31,803)
Write-off of loan costs and exit fees	(1,971)	—	—
Unrealized loss on derivatives	(31)	—	—
Income before income taxes	$15,610	$11,437	$11,886
The cash flows from operations generated by the 8-hotel portfolio were approximately $52.8 million for the period from January 1, 2013 through November 18, 2013 and $38.7 million and $25.0 million for the years ended December 31, 2012 and 2011, respectively. The absence of the cash flows from these eight hotel properties could have a significant impact on our liquidity. However, as a result of retaining a 20% ownership interest in Ashford Prime OP, Ashford Prime's operating partnership, our portion of Ashford Prime OP’s net income (loss) is reflected in our results of operations since November 19, 2013. Additionally, our subsidiary Ashford Hospitality Advisors LLC acts as the external advisor to Ashford Prime, and as a result, we receive advisory fees from Ashford Prime. Ashford Prime is required to pay Ashford Hospitality Advisors LLC a quarterly base fee equal to 0.70% per annum of the total enterprise value of Ashford Prime, subject to a minimum quarterly base fee, as payment for managing the day-to-day operations of Ashford Prime and its subsidiaries in conformity with Ashford Prime’s investment guidelines. Ashford Prime is also required to pay Ashford Hospitality Advisors LLC an incentive fee that is based on Ashford Prime’s total return performance as compared to Ashford Prime’s peer group. The fees are included in our results of operations since November 19, 2013 and could, over time, result in significant cash inflows, which could also have a material impact on our liquidity.
$18.2 Million Loan Financings - On December 20, 2013, we refinanced our $6.5 million loan due April 2034, with a $10.8 million loan due January 2024. The new loan provides for a fixed interest rate of 5.49%. The new loan continues to be secured by the Residence Inn Jacksonville. Additionally, we completed the financing for a $7.4 million loan due January 2024. The new loan provides for a fixed interest rate of 5.49% and is secured by the Residence Inn Manchester. We have an 85% ownership interest in the property, with Interstate Hotels & Resorts holding the remaining 15%. Our share of the excess loan proceeds were added to our unrestricted cash balance.
Proposed Spin-off of Asset Management Business - On February 27, 2014, we announced that our Board of Directors has unanimously approved a plan to spin-off its asset management business into a separate publicly traded company in the form of a taxable distribution.  The distribution is expected to be completed in the third quarter of 2014, and we anticipate that the distribution will be comprised of common stock in Ashford Inc., a newly formed or successor company of our current subsidiary Ashford Hospitality Advisors LLC. We also expect that Ashford Inc. will file an application to list its shares on the NYSE or NYSE MKT Exchanges.  In connection with the proposed spin-off, we expect that Ashford Inc. will enter into a 20-year advisory agreement to externally advise the Company. Ashford Inc. will continue to externally advise Ashford Prime. This distribution is anticipated to be declared during the third quarter of 2014; however, it remains subject to the filing of the required registration statement with the SEC, the review of the registration statement by the SEC, the approval of the listing of shares by the applicable exchange, and other legal requirements. The Company cannot be certain this distribution will proceed or proceed in the manner as currently anticipated.
Sale of Pier House Resort - On March 1, 2014, we closed on the sale of the Pier House Resort to Ashford Prime. The sales price was $92.7 million. Ashford Prime assumed the $69 million mortgage and paid the balance of the purchase price in cash.
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

Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into ground leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and ground leasing expenses. This could affect our liquidity and our ability to make distributions to our shareholders.
Also, we have entered into certain customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of our subsidiaries or joint ventures that may result from non-recourse carve-outs, which include, but are not limited to fraud, misrepresentation, willful misconduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities.  Certain of these guarantees represent a guaranty of material amounts, and if we are required to make payments under those guarantees, our liquidity could be adversely affected. In connection with the Ashford Prime Spin-off, we are still jointly and severally liable under certain carve-out guarantees and environmental indemnities associated with three loans. Ashford Prime has indemnified us in the case that any of these guarantees are ever called.
In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares have been sold under this ATM program since its inception. The ATM program will remain in effect until such time that either party elects to terminate or the $50.0 million cap is reached.
In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. The ATM program will remain in effect until such time that either party elects to terminate or the share or dollar thresholds are reached. On March 2, 2012, we commenced issuances of preferred stock and, during the first two quarters of the year ended December 31, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. The aggregate proceeds, net of commissions and other expenses, were $16.0 million for the year ended December 31, 2012. There were no issuances for the year ended December 31, 2013.
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
On February 26, 2013, we refinanced our $141.7 million loan due August 2013, which had an outstanding balance of $141.0 million, with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey Pines in La Jolla, California. We had a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which was added to our unrestricted cash balance. These properties were included in the previously discussed Ashford Prime spin-off.
On June 20, 2013, we commenced a follow-on public offering of 11.0 million shares of our common stock at $12.00 per share for gross proceeds of $132.0 million. The aggregate proceeds, net of the 4.25% underwriting discount and other expenses of $500,000, were approximately $125.9 million. The offering settled on June 26, 2013. We granted the underwriters a 30-day option to purchase up to an additional 1.65 million shares of our common stock. On July 24, 2013, the underwriters exercised their option and purchased an additional 1.25 million shares of our common stock at a price of $12.00 per share less the underwriting discount resulting in additional net proceeds of approximately $14.2 million.
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
On December 20, 2013, we refinanced our $6.5 million loan due April 2034, with a $10.8 million loan due January 2024. The new loan provides for a fixed interest rate of 5.49%. The new loan continues to be secured by the Residence Inn Jacksonville. Additionally, we completed the financing for a $7.4 million loan due January 2024. The new loan provides for a fixed interest rate of 5.49% and is secured by the Residence Inn Manchester. We have an 85% ownership interest in the property, with Interstate Hotels & Resorts holding the remaining 15%. Our share of the excess loan proceeds were added to our unrestricted cash balance.
Our principal sources of funds to meet our cash requirements include: cash on hand, positive cash flow from operations, capital market activities, property refinancing proceeds and asset sales. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, new investments, and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our Consolidated Statements of Cash Flows which includes changes in balance sheet items, were $145.5 million and $130.6 million for the year ended December 31, 2013 and 2012, respectively. Cash flows from operations are impacted by changes in hotel EBITDA as well as changes in restricted cash due to the timing of cash deposits for certain loans and capital expenditures as well as the timing of collecting receivables from hotel guests, paying vendors and settling with hotel managers.
Net Cash Flows Used in Investing Activities. For the year ended December 31, 2013, investing activities used net cash flows of $354.0 million, which primarily consisted of $162.8 million of cash contributed to Ashford Prime OP in connection with the previously discussed Ashford Prime spin-off, $88.2 million for the acquisition of the Pier House Resort, $96.3 million of capital improvements made to various hotel properties and $13.6 million of transaction costs related to the Ashford Prime spin-off that will be reimbursed by Ashford Prime, partially offset by a cash distribution of $6.0 million from Ashford Prime OP made in connection with the Ashford Prime spin-off and net proceeds of $654,000 attributable to the sale of four WorldQuest condominium units and proceeds from cash payments received on a previously impaired mezzanine loan. For the year ended December 31, 2012, investing activities used net cash flows of $68.4 million. Cash outlays primarily consisted of $81.4 million for capital improvements made to various hotel properties partially offset by cash inflows of $5.2 million attributable to cash payments received on previously impaired mezzanine loans and $7.7 million from the sale of our Doubletree Guest Suites hotel in Columbus, Ohio.
Net Cash Flows Used in Financing Activities. For the year ended December 31, 2013, net cash flows provided by financing activities were $151.4 million. Cash inflows consisted primarily of $287.1 million in borrowings on indebtedness, $140.1 million from our follow-on public offering and $7.9 million in proceeds from the counterparties of our interest rate derivatives. Cash inflows were partially offset by cash outlays primarily consisting of $184.8 million for repayments of indebtedness, $78.8 million for dividend payments to common and preferred shareholders and unit holders, $14.4 million for distributions to noncontrolling interests in consolidated entities and $5.4 million for payments of loan costs and prepayment penalties. For the year ended December 31, 2012, net cash flows used in financing activities were $43.9 million. Cash outlays primarily consisted of $71.6 million for dividend payments to common and preferred stockholders and unit holders, $353.4 million for repayments of indebtedness, $10.4 million for payments of deferred loan costs and $1.9 million for distributions to noncontrolling interests in consolidated entities. These cash outlays were partially offset by cash inflows of $16.0 million from issuance of our Series A and Series D preferred stock under our ATM program, $32.0 million in proceeds from the counterparties of our interest rate derivatives and $346.0 million in borrowings on indebtedness.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum of total assets. As of December 31, 2013, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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

At December 31, 2013, our only recourse obligation is our $165.0 million senior credit facility held by six banks, which expires in September 2014. The senior credit facility has a one-year extension option subject to advance notice and a 0.25% extension fee. Currently, there is no outstanding balance on this credit facility. The primary covenants of this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined in the credit facility, of 1.25x through expiration (ours was 1.29x at December 31, 2013); and (ii) the maximum leverage ratio, as defined in the credit facility, of 65% (ours was 58.57% at December 31, 2013). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity. However, if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises, or, to the extent necessary, asset sales.
Based on our current level of operations, management believes that our cash flow from operations, our existing cash balances, and availability under our senior credit facility ($165.0 million at December 31, 2013) will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2014 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties. Additionally, we have no further rights to extend our senior credit facility beyond the one-year extension option and can give no assurance that the lenders under our senior credit facility would agree to any further extension or that a replacement credit facility could be obtained.
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
Dividend Policy. During the years ended December 31, 2013 and 2012, the Board of Directors declared quarterly dividends of $0.12 and $0.11 per share of outstanding common stock, respectively. In December 2013, the Board of Directors approved our 2014 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for 2014. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
RESULTS OF OPERATIONS
Marriott International, Inc. (“Marriott”) manages 26 of our properties as of December 31, 2013. There were eight additional hotel properties managed by Marriott until May 31, 2013 and six properties managed by Marriott were included in the Ashford Prime spin-off. For these 40 Marriott-managed hotels, the 2011 and 2012 fiscal years reflect twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31st, June 30th, September 30th and December 31st. Therefore, in any given quarterly period, period-over-period results will have different ending dates. .For Marriott-managed hotels, the fourth quarters of 2013, 2012 and 2011 ended December 31, 2013, December 28, 2012 and December 30, 2011, respectively. Prior results have not been adjusted.
RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the ADR charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the entire year). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2013	2012	2011	2013 to 2012	2012 to 2011
Total revenue	$942,260	$922,606	$859,978	$19,654	$62,628
Total hotel expenses	$(596,313)	$(590,340)	$(552,933)	$(5,973)	$(37,407)
Property taxes, insurance and other	$(47,075)	$(44,903)	$(45,085)	$(2,172)	$182
Depreciation and amortization	$(127,990)	$(133,979)	$(131,243)	$5,989	$(2,736)
Impairment charges	$396	$5,349	$4,841	$(4,953)	$508
Gain on insurance settlements	$270	$91	$2,035	$179	$(1,944)
Transaction acquisition and contract termination costs	$(1,324)	$—	$793	$(1,324)	$(793)
Corporate general and administrative	$(52,821)	$(44,050)	$(44,522)	$(8,771)	$472
Operating income	$117,403	$114,774	$93,864	$2,629	$20,910
Equity in earnings (loss) of unconsolidated entities	$(23,404)	$(20,833)	$14,528	$(2,571)	$(35,361)
Interest income	$71	$125	$85	$(54)	$40
Other income	$5,650	$31,700	$109,524	$(26,050)	$(77,824)
Interest expense and amortization of loan costs	$(141,469)	$(144,796)	$(137,212)	$3,327	$(7,584)
Write-off of premiums, loan costs and exit fees	$(2,098)	$(3,998)	$(729)	$1,900	$(3,269)
Unrealized gain (loss) on marketable securities	$5,115	$2,502	$(391)	$2,613	$2,893
Unrealized gain (loss) on derivatives	$(8,315)	$(35,657)	$(70,286)	$27,342	$34,629
Income tax (expense) benefit	$(1,511)	$(2,375)	$(1,620)	$864	$(755)
Income (loss) from continuing operations	$(48,558)	$(58,558)	$7,763	$10,000	$(66,321)
Loss from discontinued operations	$—	$(3,650)	$(7,880)	$3,650	$4,230
Net loss	$(48,558)	$(62,208)	$(117)	$13,650	$(62,091)
Income from consolidated entities attributable to noncontrolling interests	$(908)	$(868)	$(610)	$(40)	$(258)
Net loss attributable to redeemable noncontrolling interests in operating partnership	$8,183	$9,296	$2,836	$(1,113)	$6,460
Net income (loss) attributable to the Company	$(41,283)	$(53,780)	$2,109	$12,497	$(55,889)
Comparison of Year Ended December 31, 2013 with Year Ended December 31, 2012
Income from continuing operations represents the operating results of 87 legacy hotel properties and WorldQuest included in continuing operations for the years ended December 31, 2013 and 2012 as well as the operating results from January 1, 2012 through November 18, 2013 of the eight hotel properties that were contributed to Ashford Prime OP in connection with the previously discussed Ashford Prime spin-off. See the "Executive Overview" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of the operating results of these properties. Additionally, the operating results of the Pier House Resort are included since its acquisition in May 2013.

The following table illustrates the key performance indicators of these hotels:

	Year Ended December 31,
	2013	2012
RevPAR (revenue per available room)	$102.84	$98.80
Occupancy	74.27%	73.80%
ADR (average daily rate)	$138.48	$133.87
Revenue. Rooms revenue for the year ended December 31, 2013 (“2013”) increased $22.1 million, or 3.0%, to $749.3 million from $727.1 million for the year ended December 31, 2012 (“2012”). The increase in rooms revenue was due to continued improvements in occupancy coupled with an increase in our ADR. During 2013, we experienced a 47 basis point increase in occupancy and a 3.4% increase in room rates. We also experienced higher rooms revenue of $9.0 million as a result of the Pier House Resort acquisition and lower rooms revenue as a result of the Ashford Prime spin-off. Food and beverage revenues experienced a decrease of $6.9 million, or 4.3%, due to events at certain hotels during 2012 that did not reoccur in 2013 as well as the Ashford Prime spin-off, all of which was slightly offset by $1.8 million of food and beverage revenue as a result of the Pier House Resort acquisition. Other hotel revenue, which consists mainly of Internet access, parking and spa, experienced an improvement of $3.1 million, of which $813,000 is attributable to the Pier House Resort acquisition, while other revenue was negatively impacted by the Ashford Prime spin-off when compared to 2012. We recorded advisory services revenue of $1.0 million from Ashford Prime which was comprised of a base advisory fee of $878,000, reimbursable overhead of $53,000 and internal audit reimbursements of $116,000. No incentive management fee was earned for 2013 in connection with the advisory agreement between one of our subsidiaries and Ashford Prime. Other non-hotel revenue was $526,000 and $305,000 for 2013 and 2012, respectively.
Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $1.1 million in direct expenses and $4.9 million in indirect expenses and management fees in 2013. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenue and higher sales and marketing expenses. In addition, the Pier House Resort acquisition contributed $3.5 million of direct expenses and $3.3 million in indirect expenses and management fees. The higher hotel operating expenses were offset by the impact of the Ashford Prime spin-off. Direct expenses were 31.8% and 32.0% of total hotel revenue for 2013 and 2012, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $2.2 million during 2013 to $47.1 million. The increase is primarily due to higher property taxes as a result of increased property value assessments related to certain hotels, higher insurance costs and a credit to uninsured losses in 2012, offset by lower costs as a result of the Ashford Prime spin-off when compared against 2012.
Depreciation and Amortization. Depreciation and amortization decreased $6.0 million for 2013 compared to 2012 primarily due to lower depreciation for certain assets that became fully depreciated since December 31, 2012 and the impact of the Ashford Prime spin-off which was partially offset by the acquisition of the Pier House Resort.
Impairment Charges. We recorded credits to impairment charges of $396,000 and $5.3 million for 2013 and 2012, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.
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
In analyzing projected hotel properties’ operating cash flows, we factored in RevPAR growth based on data from third party sources. In addition, the projected hotel properties’ operating cash flows factored in our ongoing implementation of asset management strategies to minimize operating costs. After factoring in the expected revenue growth and the impact of company-specific strategies implemented to minimize operating costs, the hotel properties’ estimated future undiscounted cash flows were in excess of the properties’ carrying values. The analyses performed in 2013 and 2012 did not identify any properties with respect to which an impairment loss should be recognized.

Transaction Costs. We recorded transaction costs of $1.3 million for 2013 which included $901,000 related to the Pier House Resort acquisition and $423,000 related to costs associated with other miscellaneous items. There were no transaction costs in 2012.
Corporate, General, and Administrative. Corporate, general, and administrative expenses increased $8.8 million to $52.8 million for 2013 compared to $44.1 million for 2012. Non-cash equity-based compensation experienced an increase of $8.1 million due to additional expense associated with accelerated vestings of LTIP units of our Chairman Emeritus as a result of his retirement as our Chairman and $4.3 million as a result of modifications to the deferred compensation plan in connection with the Ashford Prime spin-off in which plan participants were granted additional shares of our stock. Additionally, corporate, general, and administrative expenses increased $672,000 during 2013 compared to 2012 period due to higher salaries and benefits of $2.1 million partially offset by lower professional fees.
Equity in Loss of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $23.4 million and $20.8 million for 2013 and 2012, respectively. Included in 2013 was our equity in loss of Ashford Prime since its spin-off on November 19, 2013 of $4.0 million and equity in loss of PIM Highland JV of $19.4 million.
Interest Income. Interest income was $71,000 and $125,000 for 2013 and 2012, respectively.
Other Income. Other income was $5.7 million and $31.7 million for 2013 and 2012, respectively. Other income primarily represents income from the non-hedge interest rate swaps of $6.2 million and $32.0 million in 2013 and 2012, respectively, of which the decrease is primarily attributable to derivatives that have expired since December 31, 2012. Other income also includes $1.2 million and $831,000, of realized losses on marketable securities and $460,000 and $484,000 of dividend income for 2013 and 2012, respectively.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $3.3 million to $141.5 million for 2013 from $144.8 million for 2012. The decrease is primarily due to lower interest expense resulting from a decrease in the weighted average interest rate of our debt in 2013 and the impact of the Ashford Prime spin-off. This decrease was partially offset by additional interest expense resulting from a new mortgage loan entered into in September 2013 associated with the Pier House Resort, which was previously unencumbered, and higher loan cost amortization of $1.6 million. The average LIBOR rates for 2013 and 2012 were 0.19% and 0.24%, respectively.
Write-off of Loan Costs and Exit Fees. In 2013, we refinanced our $141.7 million loan, with an outstanding balance of $141.0 million, due August 2013 with a $199.9 million loan due February 2018. As a result, we wrote-off the unamortized loan costs of $472,000 and incurred additional loan costs of $1.5 million. Additionally, we refinanced our $6.5 million loan due April 2034 with a $10.8 million loan due January 2024. As a result, we wrote-off the unamortized loan costs of $64,000 and incurred additional loan costs of $63,000.
Unrealized Gain on Marketable Securities. Unrealized gain on marketable securities of $5.1 million and $2.5 million for 2013 and 2012, respectively, are based on changes in closing market prices during the period.
Unrealized Loss on Derivatives. For 2013, we recorded an unrealized loss of $8.3 million, consisting of $6.4 million related to interest-rate derivatives and $1.9 million related to credit default swaps. In 2012, we recorded an unrealized loss of $35.7 million related to losses of $31.7 million on interest-rate derivatives and an unrealized loss of $3.9 million related to credit default swaps entered into in 2011. The fair value of interest-rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. We recorded income tax expense of $1.5 million and $2.4 million for 2013 and 2012, respectively. The decrease in income tax expense in 2013 is primarily due to an increase in certain indirect expenses recognized by our TRS subsidiaries.
Loss from Discontinued Operations. For 2012, loss from discontinued operations was $3.7 million related to two hotel properties disposed of in 2012. The Hilton hotel in Tucson, Arizona was disposed of in December 2012. The Doubletree Guest Suites hotel in Columbus, Ohio was sold in November 2012 for net proceeds of $7.7 million. We recorded an impairment charge of $4.1 million related to the Hilton hotel and a net gain of $4.5 million upon disposition of these hotels.
Income from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated income of $908,000 and $868,000 during 2013 and 2012, respectively. Two hotel properties held in a 75% owned consolidated entity were contributed to Ashford Prime in connection with the previously discussed Ashford Prime spin-off.
Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $8.2 million and $9.3 million in 2013 and 2012, respectively. Redeemable noncontrolling interests represented ownership interests of 12.72% and 12.92% in the operating partnership at December 31, 2013 and 2012, respectively.
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
The following table illustrates the key performance indicators of these hotels:

	Year Ended December 31,
	2012	2011
RevPAR (revenue per available room)	$98.80	$93.93
Occupancy	73.80%	72.52%
ADR (average daily rate)	$133.87	$129.52
Revenue.  Room revenues from comparable hotels increased $57.5 million, or 8.6%, during the year ended December 31, 2012 (“2012”) compared to the year ended December 31, 2011 (“2011”). The increase in room revenue was primarily due to the continued improvements in occupancy coupled with the increase in ADR. During 2012, we experienced a 128 basis point increase in occupancy and a 3.4% increase in room rates as the economy continued to improve. Food and beverage revenues from comparable hotels experienced a similar increase of $9.8 million, or 6.5%, due to improved occupancy. Other hotel revenue, which consists mainly of Internet access, parking and spa, experienced a slight improvement of $725,000. The increase in total hotel revenue includes additional revenue of $1.3 million and $19.6 million related to the acquisition of WorldQuest condominium properties in March 2011 and the assignment to us of the remaining 11% ownership interest in a joint venture which previously held a hotel property under a triple-net lease in December 2011, respectively. Rental income from the triple-net operating lease decreased $5.3 million for the same reason. Other non-hotel revenue was $305,000 and $362,000 for 2012 and 2011, respectively.
Hotel Operating Expenses.  Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $18.3 million in direct expenses and $19.1 million in indirect expenses and management fees in 2012. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenues and higher sales and marketing expenses. In addition, WorldQuest condominium properties and the consolidation of the previously mentioned triple-net lease hotel property contributed $797,000 and $16.1 million, respectively, in total hotel operating expenses during 2012. Direct expenses were 31.8% and 32.0% of total hotel revenue for 2012 and 2011, respectively.
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
Transaction Costs. In 2011, we recorded a net credit to transaction costs of $793,000. We were reimbursed $1.1 million by the joint venture relating to certain costs for the acquisition of a 71.74% interest in PIM Highland JV and incurred an additional $135,000 for the acquisition. In addition, we incurred $298,000 for the acquisition of real estate and other rights in the WorldQuest Resort condominium project. There were no transaction costs in 2012.
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
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in earnings (loss) of unconsolidated entities of $(20.8) million and $14.5 million for 2012 and 2011, respectively. Included in 2011 was a gain of $82.1 million recognized by PIM Highland JV at acquisition, of which our share was $46.3 million, and $17.6 million of transaction costs recorded for the acquisition. In addition, the PIM Highland JV incurred contract termination costs of $2.9 million for 2011. Excluding the gain and transaction costs, our equity loss would have been $17.5 million for 2011.
Interest Income. Interest income was $125,000 and $85,000 for 2012 and 2011, respectively.
Other Income. Other income was $31.7 million and $109.5 million for 2012 and 2011, respectively. Income from the non-hedge interest rate swaps, floors, and flooridors accounted for $32.0 million and $70.6 million in 2012 and 2011, respectively. This decrease is primarily attributable to derivatives that have expired since December 31, 2011. Other income also includes $254,000 and $979,000 of realized losses on marketable securities and other for 2012 and 2011, respectively. For 2012, other income also included a gain of $30.0 million recognized from a litigation settlement, income of $9.7 million recognized from the 11% of ownership interest we acquired in a joint venture at no cost, income of $289,000 from a previously written-off mezzanine loan and the credit default swap premium amortization of $31,000.
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
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities of $2.5 million and $(391,000) for 2012 and 2011, respectively, are based on changes in closing market prices during the period or, if derivatives, overall security market fluctuations.
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

Loss from Discontinued Operations. For 2012, loss from discontinued operations was $3.7 million related to two hotel properties disposed of in 2012. The Hilton hotel in Tucson, Arizona was disposed of in December 2012. The Doubletree Guest Suites hotel in Columbus, Ohio was sold in November 2012 for net proceeds of $7.7 million. We recorded an impairment charge of $4.1 million related to the Hilton hotel and a net gain of $4.5 million upon disposition of these hotels. For 2011, loss from discontinued operations was $7.9 million, which includes the two aforementioned hotels as well as four hotels sold in 2011. The JW Marriott San Francisco in California, the Hilton Rye Town in New York, and the Hampton Inn Houston in Texas were sold in the first quarter of 2011 and the Hampton Inn hotel in Jacksonville, Florida, was sold in the third quarter of 2011. The 2011 period included an impairment charge of $6.2 million related to the Hampton Inn hotel in Jacksonville, Florida and a net gain of $2.6 million related to sales of these hotels.
Income from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated income of $868,000 and $610,000 during 2012 and 2011, respectively. In 2011, we recorded a gain of $2.1 million from the sale of the Hampton Inn hotel in Houston, Texas, that was held by a joint venture.
Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $9.3 million and $2.8 million in 2012 and 2011, respectively. Redeemable noncontrolling interests represented ownership interests of 12.92% and 11.43% in the operating partnership at December 31, 2012 and 2011, respectively.
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
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
OFF-BALANCE SHEET ARRANGEMENTS
During 2013, we did not maintain any off-balance sheet arrangements and do not currently anticipate any such arrangements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases with regard to our continuing operations, each as of December 31, 2013 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$638,226	$592,537	$477,805	$110,361	$1,818,929
Operating lease obligations	925	1,444	1,167	27,963	31,499
Estimated interest obligations (1)	91,133	102,139	21,041	13,030	227,343
Total contractual obligations	$730,284	$696,120	$500,013	$151,354	$2,077,771
  _________________________

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2013.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2015 through

2032. See Note 13 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
Management Agreements – In connection with our acquisitions of the Crystal Gateway Marriott hotel in Arlington, Virginia, on July 13, 2006 and the 51-hotel CNL Portfolio on April 11, 2007, we assumed certain existing management agreements. Based on our review of these management agreements, we concluded that the terms of certain management agreements are more favorable to the respective managers than typical current market management agreements. As a result, we recorded unfavorable contract liabilities related to these management agreements of $23.4 million as of the respective acquisition dates based on the present value of expected cash outflows over the initial terms of the related agreements. Such unfavorable contract liabilities are being amortized as non-cash reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, our analysis involves considerable management judgment and assumptions. An unfavorable management contract with a carrying value of $493,000 was contributed to Ashford Prime OP in connection with the Ashford Prime spin-off.
Income Taxes – At December 31, 2013, we had a valuation allowance of approximately $35.1 million which fully reserves our deferred tax asset. As a result of consolidated losses in 2013, 2012 and 2011, and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our deferred tax asset will not be realized, and therefore, have provided a valuation allowance to reserve the balance. At December 31, 2013, Ashford TRS has net operating loss carryforwards for federal income tax purposes of approximately $82.3 million, which are available to offset future taxable income, if any, through 2032. At December 31, 2013, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of approximately $270.3 million, which are available to offset future taxable income, if any, through 2032. The analysis utilized in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities. An income tax examination of one of the TRS subsidiaries is currently in process; see Note 13 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition. We have indemnified Ashford Prime for any potential losses resulting from the completion of these examinations.
Investments in Hotel Properties – Hotel properties are generally stated at cost. However, the remaining four hotel properties contributed upon our formation in 2003 that are still owned by us (the “Initial Properties”) are stated at the predecessor’s historical cost, net of impairment charges, if any, plus a noncontrolling interest partial step-up related to the acquisition of noncontrolling interests from third parties associated with four of the Initial Properties. For hotel properties owned through our majority-owned joint ventures, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the joint ventures. All improvements and additions which extend the useful life of the hotel properties are capitalized.
Impairment of Investments in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value, less cost to sell. During 2012 and 2011, we recorded impairment charges of $4.1 million and $6.2 million on hotel properties, respectively. No impairment charges were recorded in 2013. See the detailed discussion in Notes 6 and 17 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
During 2012 and 2011, we recorded impairment charges of $4.1 million and $6.2 million on hotel properties, respectively, all of which are included in the operating results of discontinued operations. See the detailed discussion in Notes 3, 6 and 17 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Notes Receivable – We provide mezzanine and first-mortgage financing in the form of notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as reductions to the note receivable balance. The net carrying amount of the impaired notes receivable is adjusted to reflect the net present value of the future cash flows with the adjustment recorded in impairment charges.
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
Investments in Unconsolidated Entities – Investments in entities in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income (loss). We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded in 2013, 2012 or 2011.
We adopted the equity accounting method for our investment in the PIM Highland JV due to the fact that we do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in the PIM Highland JV had a carrying value of $139.3 million and $158.7 million at December 31, 2013 and 2012, respectively, which was based on our share of PIM Highland JV’s equity.
In connection with the previously discussed spin-off of Ashford Prime on November 19, 2013, we maintained a 20% ownership interest in Ashford Prime OP. We adopted the equity accounting method for our investment in Ashford Prime OP due to the fact that we exercise significant influence but do not control the entity. All major decisions related to Ashford Prime OP that most significantly impact Ashford Prime OP's economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of Ashford Prime OP General Partner LLC, its general partner. Our investment in Ashford Prime OP had a carrying value of $56.2 million at December 31, 2013.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these joint ventures on an ongoing basis and therefore such entities will not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Marketable Securities – Marketable securities, include U.S. treasury bills, stocks, and put and call options of certain publicly traded companies. All of these investments are recorded at fair value. Put and call options are considered derivatives. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “Marketable securities” or “Liabilities associated with marketable securities and other” in the consolidated balance sheets. Net investment income, including interest income (expense), dividends, investment costs, and realized gains or losses on the investments, is reported as a component of “Other income,” and unrealized gains and losses on marketable securities are reported as “Unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
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
We also use credit default swaps to hedge financial and capital market risk. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The credit risk underlying the credit default swaps are referenced to the CMBX index. The CMBX is a group of indices that references underlying bonds from 25 Commercial Mortgage-Backed Securities ("CMBS"), tranched by rating class. The CMBX is traded via “pay-as-you-go” credit default swaps, which involve ongoing, two-way payments over the life of the contract between the buyer and the seller of protection. The reference obligations are CMBS bonds. The seller of protection assumes the credit risk of the reference obligation from the buyer of protection in exchange for payments of an annual premium. If there is a default or a loss, as defined in the credit default swap agreements, on the underlying bonds, then the buyer of protection, is protected against those losses.
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

EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gains or losses on sales of properties, impairment of assets, write-off of loan costs and exit fees, transaction costs, transaction costs associated with spin-off (net of reimbursements), other income, legal costs related to a litigation settlement, operating results of hotel properties in receivership, dead deal costs, debt restructuring costs and non-cash items such as amortization of unfavorable management contract liabilities, equity-based compensation and unrealized gains and losses on marketable securities and derivative instruments, non-cash gain on insurance settlements, modification of rent terms, as well as the Company's portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(48,558)	$(62,208)	$(117)
Income from consolidated entities attributable to noncontrolling interests	(908)	(868)	(610)
Net loss attributable to redeemable noncontrolling interests in operating partnership	8,183	9,296	2,836
Net income (loss) attributable to the Company	(41,283)	(53,780)	2,109
Interest expense and amortization of loan costs	139,782	144,857	137,466
Depreciation and amortization	125,041	133,463	130,995
Income tax expense (benefit)	1,511	2,352	1,705
Net loss attributable to redeemable noncontrolling interests in operating partnership	(8,183)	(9,296)	(2,836)
Interest income	(70)	(124)	(84)
Equity in (earnings) loss of unconsolidated entities	23,404	20,833	(14,528)
Company's portion of EBITDA of unconsolidated entities (Ashford Prime OP)	(2,577)	—	—
Company’s portion of EBITDA of unconsolidated entities (Highland)	76,901	78,730	104,807
EBITDA	314,526	317,035	359,634
Amortization of unfavorable management contract liability	(2,245)	(2,447)	(2,447)
Impairment charges	(396)	(1,229)	1,395
Gain on sale/disposition of properties	—	(4,488)	(2,655)
Non-cash gain on insurance settlements	(270)	(91)	(1,287)
Write-off of loan costs and exit fees	2,098	4,117	1,677
Other income (1)	(5,650)	(31,700)	(109,524)
Transaction costs	1,657	—	(793)
Transaction costs related to spin-off, net of reimbursements	1,548	—	—
Dead deal costs	—	869	—
Legal costs related to a litigation settlement (2)	—	2,491	6,875
El Conquistador results since appointment of receiver	—	1,402	—
Debt restructuring costs	—	—	823
Unrealized (gain) loss on marketable securities	(5,115)	(2,502)	391
Unrealized loss on derivatives	8,315	35,657	70,286
Modification of rent terms	539	—	—
Equity-based compensation	25,539	17,440	12,391
Company’s portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	2,781	—	—
Company’s portion of adjustments to EBITDA of unconsolidated entities (Highland)	4,442	219	(42,248)
Adjusted EBITDA	$347,769	$336,773	$294,518
_________________________

(1)
Other income related to income from interest rate derivatives is excluded from the Adjusted EBITDA for all periods presented. In addition, the gain from a litigation settlement, other income recognized for the acquisition of 11% ownership interest in a joint venture at no cost, the net investment loss on marketable securities, and the premiums and fees associated with credit default swaps are also excluded from Adjusted EBITDA for 2011.

(2)	The legal costs associated with the litigation settlement are also excluded from Adjusted EBITDA for 2011.
We calculate Funds From Operations (“FFO”) and Adjusted FFO ("AFFO") in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO ("AFFO") excludes write-off of loan costs and exit fees, asset impairment adjustments, transaction costs, transaction costs related to spin-off (net of reimbursements), legal costs related to a litigation settlement, other income, operating results of hotel properties in receivership, dividends on convertible preferred stock, dead deal costs, debt restructuring costs and non-cash items such as equity-based compensation adjustments for modified employment terms, equity-based deferred compensation related to spin-off, modification of rent terms, non-cash gain on insurance settlements, non-cash dividends on Series B-1 preferred stock and unrealized gains and losses on marketable securities and derivative instruments as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net loss to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(48,558)	$(62,208)	$(117)
Income from consolidated entities attributable to noncontrolling interests	(908)	(868)	(610)
Net loss attributable to redeemable noncontrolling interests in operating partnership	8,183	9,296	2,836
Preferred dividends	(33,962)	(33,802)	(46,876)
Net loss available to common shareholders	(75,245)	(87,582)	(44,767)
Depreciation and amortization on real estate	124,611	133,246	130,741
Gain on sale/disposition of properties/note receivable	—	(4,488)	(2,655)
Net loss attributable to redeemable noncontrolling interests in operating partnership	(8,183)	(9,296)	(2,836)
Equity in (earnings) loss of unconsolidated entities	23,404	20,833	(14,528)
Company’s portion of FFO of unconsolidated entities (Ashford Prime OP)	(3,339)	—	—
Company’s portion of FFO of unconsolidated entities (Highland)	34,275	31,496	8,125
FFO available to common shareholders	95,523	84,209	74,080
Dividends on convertible preferred stock	—	—	1,374
Write-off of loan costs and exit fees	2,098	4,117	1,677
Non-cash gain on insurance settlements	(270)	(91)	(1,287)
Impairment charges	(396)	(1,229)	1,395
Transaction costs	1,657	—	(793)
Transaction costs related to spin-off, net of reimbursements	1,548	—	—
Other income (1)	565	340	(38,663)
Legal costs related to a litigation settlement (2)	—	2,491	6,875
Dead deal costs	—	869	—
Debt restructuring costs	—	—	823
El Conquistador results, interest, and amortization of deferred loan costs since appointment of receiver	—	2,068	—
Modification of rent terms	539	—	—
Equity-based compensation adjustment related to modified employment terms	4,678	480	—
Equity-based deferred compensation related to spin-off	4,313	—	—
Unrealized (gain) loss on marketable securities	(5,115)	(2,502)	391
Unrealized loss on derivatives	8,315	35,657	70,286
Non-cash dividends on Series B-1 preferred stock (3)	—	—	17,363
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	2,716	—	—
Company’s portion of adjustments to FFO of unconsolidated entities (Highland)	24	234	16,682
Adjusted FFO available to common shareholders	$116,195	$126,643	$150,203
_________________________

(1)
The net investment loss on marketable securities and for 2011, the gain from a litigation settlement, other income recognized for the acquisition of 11% ownership interest in an entity as a result of a dispute resolution and the premiums and fees associated with credit default swaps are excluded from Adjusted FFO.

(2)	The legal costs associated with the litigation settlement are also excluded from the Adjusted FFO for 2011.

(3)
Represents the conversion of 1.4 million shares of the Series B-1 preferred stock to shares of our common stock that was treated as a dividend in accordance with applicable accounting guidance in 2011.

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

At December 31, 2013, the total consolidated indebtedness of $1.8 billion included $579.4 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2013 would be approximately $1.4 million per year. Interest rate changes will have no impact on the remaining $1.2 billion of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2013, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges and expired in March 2013. The changes in the fair market values of these transactions are noncash items and recorded in earnings. The interest rate derivatives we entered into since 2008 have resulted in total income of approximately $234.4 million through December 31, 2013. Based on the LIBOR in effect on December 31, 2013, any remaining derivatives are not expected to result in any income or expense in 2014.
In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The credit risk underlying the credit default swaps are referenced to the CMBX index. The CMBX is a group of indices that references underlying bonds from 25 Commercial Mortgage-Backed Securities, tranched by rating class. The only liability for us, the buyer of protection, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For the CMBX trades that we have completed, we were the buyer of protection in all trades. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Ashford Hospitality Trust, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashford Hospitality Trust, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.
/s/      Ernst & Young LLP
Dallas, Texas
March 3, 2014

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$128,780	$185,935
Marketable securities	29,601	23,620
Total cash, cash equivalents and marketable securities	158,381	$209,555
Investments in hotel properties, net	$2,164,389	2,872,304
Restricted cash	61,498	84,786
Accounts receivable, net of allowance of $242 and $265, respectively	21,791	35,116
Inventories	1,946	2,111
Notes receivable, net of allowance of $7,937 and $8,333, respectively	3,384	11,331
Investment in unconsolidated entities	195,545	158,694
Deferred costs, net	10,155	17,194
Prepaid expenses	7,519	10,145
Derivative assets	19	6,391
Other assets	4,303	4,594
Intangible asset, net	—	2,721
Due from Ashford Prime, net	13,042	—
Due from affiliates	1,302	1,168
Due from third-party hotel managers	33,728	48,619
Total assets	$2,677,002	$3,464,729
Liabilities and Equity
Liabilities:
Indebtedness	$1,818,929	$2,339,410
Capital leases payable	28	—
Accounts payable and accrued expenses	70,683	84,293
Dividends payable	20,735	18,258
Unfavorable management contract liabilities	7,306	11,165
Due to related party, net	270	3,725
Due to third-party hotel managers	958	1,410
Liabilities associated with marketable securities and other	3,764	1,641
Other liabilities	1,286	6,348
Total liabilities	1,923,959	2,466,250
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests in operating partnership	134,206	151,179
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized –
Series A cumulative preferred stock, 1,657,206 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	17	17
Series D cumulative preferred stock, 9,468,706 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	95	95
Series E cumulative preferred stock, 4,630,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued; and 80,565,563 and 68,150,617 shares outstanding at December 31, 2013 and 2012, respectively	1,249	1,249
Additional paid-in capital	1,652,743	1,766,168
Accumulated other comprehensive loss	(197)	(282)
Accumulated deficit	(896,110)	(770,467)
Treasury stock, at cost, 44,331,202 and 56,746,148 shares, respectively	(140,054)	(164,884)
Total shareholders’ equity of the Company	617,789	831,942
Noncontrolling interests in consolidated entities	1,048	15,358
Total equity	618,837	847,300
Total liabilities and equity	$2,677,002	$3,464,729
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue
Rooms	$749,270	$727,124	$669,660
Food and beverage	153,602	160,488	150,651
Rental income from operating leases	—	—	5,341
Other	37,815	34,689	33,964
Total hotel revenue	940,687	922,301	859,616
Advisory services revenue	1,047	—	—
Other	526	305	362
Total revenue	942,260	922,606	859,978
Expenses
Hotel operating expenses:
Rooms	171,006	166,625	154,679
Food and beverage	104,536	108,274	102,776
Other expenses	281,826	276,949	260,088
Management fees	38,945	38,492	35,390
Total hotel expenses	596,313	590,340	552,933
Property taxes, insurance and other	47,075	44,903	45,085
Depreciation and amortization	127,990	133,979	131,243
Impairment charges	(396)	(5,349)	(4,841)
Gain on insurance settlement	(270)	(91)	(2,035)
Transaction costs	1,324	—	(793)
Corporate, general and administrative	52,821	44,050	44,522
Total expenses	824,857	807,832	766,114
Operating income	117,403	114,774	93,864
Equity in earnings (loss) of unconsolidated entities	(23,404)	(20,833)	14,528
Interest income	71	125	85
Other income	5,650	31,700	109,524
Interest expense and amortization of loan costs	(141,469)	(144,796)	(137,212)
Write-off of loan costs and exit fees	(2,098)	(3,998)	(729)
Unrealized gain (loss) on marketable securities	5,115	2,502	(391)
Unrealized loss on derivatives	(8,315)	(35,657)	(70,286)
Income (loss) from continuing operations before income taxes	(47,047)	(56,183)	9,383
Income tax expense	(1,511)	(2,375)	(1,620)
Income (loss) from continuing operations	(48,558)	(58,558)	7,763
Loss from discontinued operations	—	(3,650)	(7,880)
Net loss	(48,558)	(62,208)	(117)
Income from consolidated entities attributable to noncontrolling interests	(908)	(868)	(610)
Net loss attributable to redeemable noncontrolling interests in operating partnership	8,183	9,296	2,836
Net income (loss) attributable to the Company	(41,283)	(53,780)	2,109
Preferred dividends	(33,962)	(33,802)	(46,876)
Net loss available to common shareholders	$(75,245)	$(87,582)	$(44,767)
Loss per share – basic and diluted:
Loss from continuing operations attributable to common shareholders	$(1.00)	$(1.25)	$(0.60)
Loss from discontinued operations attributable to common shareholders	—	(0.05)	(0.13)
Net loss attributable to common shareholders	$(1.00)	$(1.30)	$(0.73)
Weighted average common shares outstanding – basic and diluted	75,155	67,533	61,954
Dividends declared per common share	$0.48	$0.44	$0.40
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$(41,283)	$(50,570)	$9,948
Loss from discontinued operations, net of tax	—	(3,210)	(7,839)
Preferred dividends	(33,962)	(33,802)	(46,876)
Net loss attributable to common shareholders	$(75,245)	$(87,582)	$(44,767)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(48,558)	$(62,208)	$(117)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(3)	(144)	(78)
Reclassification to interest expense	101	32	603
Total other comprehensive income (loss)	98	(112)	525
Total comprehensive income (loss)	(48,460)	(62,320)	408
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	(908)	(868)	(718)
Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	8,170	9,310	2,785
Comprehensive income (loss) attributable to the Company	$(41,198)	$(53,878)	$2,475
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)			Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Common Stock					Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts
Balance at January 1, 2011	1,488	15	8,967	90	—	—	123,404	1,234	1,552,657	(543,788)	(550)	(64,404)	(192,850)	16,710	833,518	126,722
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(33)	(340)	—	(340)	—
Reissuance of treasury shares	—	—	—	—	—	—	—	—	58,700	—	—	7,300	27,269	—	85,969	—
Issuance of Series E preferred shares	—	—	—	—	4,630	46	—	—	109,580	—	—	—	—	—	109,626	—
Conversion of Series B-1 preferred stock	—	—	—	—	—	—	1,393	14	17,349	(17,363)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—		—	(1,195)	—	—	285	1,195	—	—	111
Stock-based compensation	—	—	—	—	—	—	—	—	3,180	—	—	—	—	—	3,180	9,240
Forfeiture of restricted shares	—	—	—	—	—	—	—	—	41	—	—	(12)	(70)	—	(29)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,691)	(3,691)	(7,791)
Net income (loss)	—	—	—	—	—	—	—	—	—	2,109	—	—	—	610	2,719	(2,836)
Shareholder short swing profit payments	—	—	—	—	—	—	—	—	859	—	—	—	—	—	859	—
Dividends declared – Common shares	—	—	—	—	—	—	—	—	—	(25,652)	—	—	—	—	(25,652)	—
Dividends declared – Preferred A shares	—	—	—	—	—	—	—	—	—	(3,180)	—	—	—	—	(3,180)	—
Dividends declared – Preferred B-1 shares	—	—	—	—	—	—	—	—	—	(1,374)	—	—	—	—	(1,374)	—
Dividends declared – Preferred D shares	—	—	—	—	—	—	—	—	—	(18,940)	—	—	—	—	(18,940)	—
Dividends declared – Preferred E shares	—	—	—	—	—	—	—	—	—	(6,019)	—	—	—	—	(6,019)	—
Restructure of consolidated joint venture	—	—	—	—	—	—	—	—	(2,677)	—	—	—	—	2,677	—	—
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	(69)	—	—	—	(69)	(9)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	435	—	—	108	543	60
Redemption/conversion of operating partnership units	—	—	—	—	—	—	100	1	1,030	(66)	—	—	—	—	965	(965)
Operating partnership units redemption value adjustments and unvested LTIP units reclassified to equity	—	—	—	—	—	—	—	—	6,735	5,001	—	—	—	—	11,736	(11,736)
Balance at December 31, 2011	1,488	$15	8,967	$90	4,630	$46	124,897	$1,249	$1,746,259	$(609,272)	$(184)	(56,864)	$(164,796)	$16,414	$989,821	$112,796
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(55)	(499)	—	(499)	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,666	—	—	—	(73)	—	2,593	14,847
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	72	—	—	(31)	(72)	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(556)	—	—	204	556	—	—	64
Issuances of preferred shares	169	2	502	5	—	—	—	—	15,975	—	—	—	—	—	15,982	—
Dividends Declared- Common Shares	—	—	—	—	—	—	—	—	—	(29,993)	—	—	—	—	(29,993)	—
Dividends Declared- Preferred Shares- Series A	—	—	—	—	—	—	—	—	—	(3,516)	—	—	—	—	(3,516)	—
Dividends Declared- Preferred Shares- Series D	—	—	—	—	—	—	—	—	—	(19,869)	—	—	—	—	(19,869)	—
Dividends declared – Preferred shares- Series E	—	—	—	—	—	—	—	—	—	(10,417)	—	—	—	—	(10,417)	—
Net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(126)	—	—	—	(126)	(18)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	28	—	—	—	28	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,924)	(1,924)	(9,086)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(43,620)	—	—	—	—	(43,620)	43,620
Unvested operating partnership units reclassified to equity	—	—	—	—	—	—	—	—	1,752	—	—	—	—	—	1,752	(1,752)

	Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)			Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Common Stock					Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts
Net income (loss)	—	—	—	—	—	—	—	—	—	(53,780)	—	—	—	868	(52,912)	(9,296)
Balance at December 31, 2012	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,766,168	$(770,467)	$(282)	(56,746)	$(164,884)	$15,358	$847,300	$151,179
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,577	—	—	—	—	—	6,577	18,962
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	5	—	—	(1)	(5)	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(540)	—	—	198	540	—	—	69
Issuances of preferred shares	—	—	—	—	—	—	—	—	244	—	—	—	—	—	244	—
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(33)	(401)	—	(401)	—
Reissuances of treasury shares	—	—	—	—	—	—	—	—	115,415	—	—	12,251	24,696	—	140,111	—
Dividends Declared- Common Shares	—	—	—	—	—	—	—	—	—	(37,054)	—	—	—	—	(37,054)	—
Dividends Declared- Preferred Shares- Series A	—	—	—	—	—	—	—	—	—	(3,542)	—	—	—	—	(3,542)	—
Dividends Declared- Preferred Shares- Series D	—	—	—	—	—	—	—	—	—	(20,002)	—	—	—	—	(20,002)	—
Dividends declared – Preferred Shares- Series E	—	—	—	—	—	—	—	—	—	(10,418)	—	—	—	—	(10,418)	—
Net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	(3)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	88	—	—	—	88	13
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,390)	(17,390)	(10,290)
Ashford Prime spin-off	—	—	—	—	—	—	—	—	(233,611)	—	—	—	—	2,172	(231,439)	(34,046)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(13,344)	—	—	—	—	(13,344)	13,344
Unvested LTIP units adjustment	—	—	—	—	—	—	—	—	(3,158)	—	—	—	—	—	(3,158)	3,158
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	1,643	—	—	—	—	—	1,643	$—
Net Income (loss)	—	—	—	—	—	—	—	—	—	(41,283)	—	—	—	908	(40,375)	(8,183)
Balance at December 31, 2013	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,652,743	$(896,110)	$(197)	(44,331)	$(140,054)	$1,048	$618,837	$134,206

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net loss	$(48,558)	$(62,208)	$(117)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	127,990	136,527	134,274
Impairment charges	(396)	(1,229)	1,396
Equity in (earnings) loss of unconsolidated entities	23,404	20,833	(14,528)
Distributions of earnings from unconsolidated entities	—	—	—
Income from financing derivatives	(6,215)	(32,040)	(70,573)
Gain on sale of properties/notes receivable, net	(193)	(4,486)	(2,655)
Realized and unrealized (gain) loss on trading securities	(3,978)	(1,861)	1,371
Purchases of trading securities	(61,484)	(46,239)	(56,167)
Sales of trading securities	61,025	45,252	35,667
Gain on insurance settlement	(270)	(91)	(2,035)
Net settlement of trading derivatives	(1,694)	(4,093)	(1,315)
Amortization of loan costs and write-off of loan costs and exit fees	9,870	10,319	6,325
Unrealized loss on derivatives	8,315	35,657	70,286
Equity-based compensation	25,539	17,440	12,391
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisition and Ashford Prime spin-off:
Restricted cash	19,863	(1,075)	(16,403)
Accounts receivable and inventories	633	(8,757)	(1,413)
Prepaid expenses and other assets	(129)	1,001	(180)
Accounts payable and accrued expenses	4,582	11,671	2,704
Due to/from affiliates	(134)	144	(1,312)
Due to/from related party/Ashford Prime	(3,391)	1,310	169
Due to/from third-party hotel managers	(5,683)	13,936	(13,880)
Other liabilities	(3,639)	(1,376)	(9,412)
Net cash provided by operating activities	145,457	130,635	74,593
Cash Flows from Investing Activities
Proceeds from sale/payments of notes receivable	245	5,216	22,611
Investment in unconsolidated entities	—	—	(145,351)
Cash contribution to Ashford Prime OP	(162,822)	—	—
Acquisition of hotel property, net of cash acquired	(88,204)	—	—
Acquisition of condominium properties	—	—	(12,000)
Distribution from Ashford Prime OP	6,049	—	—
Improvements and additions to hotel properties	(96,285)	(81,403)	(67,797)
Net proceeds from sale of assets/properties	654	7,741	154,015
Due from Ashford Prime	(13,635)	—	—
Proceeds from property insurance	—	—	748
Net cash used in investing activities	(353,998)	(68,446)	(47,774)
Cash Flows from Financing Activities
Borrowings on indebtedness	287,075	346,000	25,000
Repayments of indebtedness and capital leases	(184,815)	(353,409)	(235,753)
Payments of loan costs and prepayment penalties	(5,386)	(10,375)	(6,048)
Payments of dividends	(78,829)	(71,564)	(53,295)
Purchases of treasury shares	(401)	(499)	—
Repurchase of preferred shares	—	—	(72,986)
Payments for derivatives	(184)	(184)	(97)
Cash income from derivatives	7,878	32,046	72,705
Proceeds from preferred stock offering	244	15,982	109,756
Proceeds from common stock offering	—	—	86,027
Issuances of treasury stock	140,111	—	—
Distributions to noncontrolling interests in consolidated entities	(14,376)	(1,924)	(3,179)
Redemption of operating partnership units and other	69	64	970
Net cash provided by (used in) financing activities	151,386	(43,863)	(76,900)
Net change in cash and cash equivalents	(57,155)	18,326	(50,081)
Cash and cash equivalents at beginning of year	185,935	167,609	217,690
Cash and cash equivalents at end of year	$128,780	$185,935	$167,609
Supplemental Cash Flow Information
Interest paid	$135,452	$139,382	$134,668
Income taxes paid	$1,294	$836	$2,366
Supplemental Disclosure of Investing and Financing Activities
Accrued interest added to principal of indebtedness	$—	$4,100	$4,392
Noncash dividends paid to Series B-1 preferred stock holder	$—	$—	$17,363
Note receivable assigned by noncontrolling interest in consolidated entity	$—	$—	$8,098

	Year Ended December 31,
	2013	2012	2011
Assets transferred to receivership/lender	$—	$19,218	$—
Liabilities transferred to receivership/lender	$—	$19,740	$—
Note receivable contributed to unconsolidated entity	$—	$—	$15,000
Net assets distributed to Ashford Prime OP (net of cash contributed)	$102,662	$—	$—
Deferred compensation to be settled in shares	$1,643	$—	$—
Net other liabilities acquired	$1,691	$—	$—
Dividends receivable from Ashford Prime	$249	$—	$—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

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
On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime, a newly formed company. We contributed the portfolio interests into Ashford Prime OP, Ashford Prime's operating partnership. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such shareholder as of the close of business on November 8, 2013. Ashford Prime is expected to qualify as a REIT for federal income tax purposes, and is listed on the New York Stock Exchange, under the symbol “AHP.” The transaction also includes options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida. Ashford Hospitality Advisors LLC, our subsidiary acts as external advisor to Ashford Prime.
With respect to the eight hotel properties that are now owned by Ashford Prime, the operating results for the period from January 1, 2013 through November 18, 2013 and the years ended December 31, 2012 and 2011 are included in our consolidated statements of operations for the respective years ended December 31, 2013, 2012 and 2011, in accordance with the applicable accounting guidance. The Marriott Crystal Gateway in Arlington, Virginia and the Pier House Resort in Key West, Florida are included in "assets held and used" and continuing operations as they do not meet the requirements to be classified as "held for sale" or "discontinued operations" in accordance with the applicable accounting guidance.
As of December 31, 2013, we directly owned 85 hotel properties and two hotel properties that we owned through a majority-owned investment in a consolidated entity. These hotels represent 17,030 total rooms, or 17,003 net rooms excluding those attributable to our joint venture partners. Currently, all of our hotel properties are located in the United States. In March 2011, we acquired 96 hotel condominium units at WorldQuest Resort in Orlando, Florida for $12.0 million. Also in March 2011, with an investment of $150.0 million, we converted our interest in a joint venture that held a mezzanine loan into a 71.74% common equity interest and a $25.0 million preferred equity interest in a new joint venture (the “PIM Highland JV”) that holds 28 high quality full-service and select-service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner. At December 31, 2013, we also wholly owned a mezzanine loan with a carrying value of $3.4 million.
For federal income tax purposes, we elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2013, all of our 87 legacy hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. Through December 1, 2011, the hotel property held by a joint venture in which we previously had an ownership of 89% was leased on a triple-net lease arrangement to a third-party tenant who operated the hotel property. Rental income from this operating lease is included in the consolidated results of operations for the period from January 1, 2010 through December 1, 2011. Effective December 2, 2011, we acquired the remaining 11% ownership interest from our joint venture partner at no cost to us. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations from December 2, 2011 through November 19, 2013, when the hotel was contributed as part of the spin-off of Ashford Prime. With respect to our unconsolidated joint venture, PIM Highland JV, the 28 hotels are leased to PIM Highland JV’s wholly-owned subsidiary, which is treated as a taxable REIT subsidiary for federal income tax purposes.
Remington Lodging & Hospitality, LLC, together with its affiliates, (“Remington Lodging”), is our primary property manager, and is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and Mr. Archie Bennett, Jr., our Chairman Emeritus. As of December 31, 2013, Remington Lodging managed 54 of our 87 legacy hotel properties, while third-party management companies managed the remaining 33 hotel properties. In addition, Remington Lodging managed 21 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties.
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
Marriott International, Inc. (“Marriott”) manages 26 of our properties as of December 31, 2013. There were eight additional hotel properties managed by Marriott until May 31, 2013 and six properties managed by Marriott included in the Ashford Prime spin-off. For these 40 Marriott-managed hotels, the 2011 and 2012 fiscal years reflect twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31st, June 30th, September 30th and December 31st. Therefore, in any given quarterly period, period-over-period results will have different ending dates. .For Marriott-managed hotels, the fourth quarters of 2013, 2012 and 2011 ended December 31, 2013, December 28, 2012 and December 30, 2011, respectively. Prior results have not been adjusted.
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
Impairment of Investments in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value. No impairment charges were recorded for investments in hotel properties included in our continuing operations for 2013, 2012 and 2011.
Notes Receivable – We provide mezzanine loan financing, documented by notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for 2013, 2012 and 2011.
Variable interest entities, as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at December 31, 2013 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. The note receivable is considered to be a variable interest in the entity that owns the related hotel. However, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating the variable interest entity, our analysis involves considerable management judgment and assumptions.
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
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. No impairment charges were recorded for 2013, 2012 and 2011. Valuation adjustments of $396,000, $5.3 million and $4.8 million on previously impaired notes were credited to impairment charges during 2013, 2012 and 2011. See Notes 4 and 17.
Investments in Unconsolidated Entities – Investments in entities in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income (loss). We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded in 2013, 2012 or 2011.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these joint ventures on an ongoing basis and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
In 2011, we acquired a 71.74% ownership interest in PIM Highland JV through contributions made by various entities in which we had equity investments and an additional cash investment. We adopted the equity accounting method for our investment in the PIM Highland JV due to the fact that we exercise significant influence but do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in PIM Highland JV had a carrying value of $139.3 million and $158.7 million at December 31, 2013 and 2012.
In connection with the previously discussed spin-off of Ashford Prime on November 19, 2013, we maintained a 20% ownership interest in Ashford Prime OP. We adopted the equity accounting method for our investment in Ashford Prime OP due to the fact that we exercise significant influence but do not control the entity. All major decisions related to Ashford Prime OP that most significantly impact Ashford Prime OP's economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of Ashford Prime OP General Partner LLC, its general partner. Our investment in Ashford Prime had a carrying value of $56.2 million at December 31, 2013.
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
Marketable Securities – Marketable securities include U.S. treasury bills and stocks, put and call options of certain publicly traded companies. All of these investments are recorded at fair value. Put and call options are considered derivatives. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “Marketable securities” or “Liabilities associated with marketable securities and other” in the consolidated balance sheets. Net investment income, including interest income (expense), dividends, realized gains and losses, and costs of investment, is reported as a component of “Other income.” Unrealized gains and losses on these investments are reported as “Unrealized gain (loss) marketable securities” in the consolidated statements of operations.
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
Derivative Instruments and Hedging – We primarily use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR and RevPAR. The interest rate derivatives include swaps, caps, floors, flooridors and corridors. Interest rate swaps (or reverse swaps) involve the exchange of fixed-rate payments for variable-rate payments (or vice versa) over the life of the derivative agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike. For interest rate floors, we pay our counterparty interest when the variable interest rate index is below the strike rate. The interest rate flooridor combines two interest rate floors, structured such that the purchaser simultaneously buys an interest rate floor at a strike rate X and sells an interest rate floor at a lower strike rate Y. The purchaser of the flooridor is paid when the underlying interest rate index (for example, LIBOR) resets below strike rate X during the term of the flooridor. Unlike a standard floor, the flooridor limits the benefit the purchaser can receive as the related interest rate index falls. Once the underlying index falls below strike rate Y, the sold floor offsets the purchased floor. The interest rate corridor involves purchasing of an interest rate cap at one strike rate X and selling an interest rate cap with a higher strike rate Y. The purchaser of the corridor is paid when the underlying interest rate index resets above the strike rate X during the term of the corridor. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the strike rate Y. There is no liability to us other than the purchase price associated with the flooridor and corridor.
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
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives and credit default swaps are reported as “Derivative assets” or “Derivative liabilities.” Accrued interest on the non-hedge designated interest rate derivatives is included in “Accounts receivable, net” in the consolidated balance sheets. For interest rate derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Accumulated Other Comprehensive Income (Loss)” (“OCI”) in the equity section of the consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For non-hedge designated interest rate derivatives and the credit default swap derivatives, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011 there was no ineffectiveness.
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
Due to/from Ashford Prime – Due to/from Ashford Prime represents current receivables and payables resulting primarily from costs associated with the spin-off of Ashford Prime as well as receivables related to advisory fees. Both due to and due from Ashford Prime will generally be settled within a period not exceeding one year.
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
Unfavorable Management Contract Liabilities – Certain management agreements assumed in the acquisition of a hotel in 2006 and the CNL acquisition in 2007 have terms that are more favorable to the respective managers than typical market management agreements at the acquisition dates. As a result, we recorded unfavorable contract liabilities related to those management agreements totaling $23.4 million based on the present value of expected cash outflows over the initial terms of the related agreements. The unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, our analysis involves considerable management judgment and assumptions. An unfavorable management contract with a carrying value of $493,000 was contributed to Ashford Prime OP in connection with the Ashford Prime spin-off.
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
The noncontrolling interests in consolidated entities represent ownership interests of 15% of two hotel properties held by one joint venture at December 31, 2013. The noncontrolling interests in consolidated entities that represented ownership interest of 25% of two hotel properties held by one joint venture were contributed to Ashford Prime in connection with the previously discussed spin-off. At December 31, 2012, the noncontrolling interest in consolidated entities represented ownership interests ranging from 15% to 25% of four hotel properties held by two joint ventures. The noncontrolling interests in consolidated entities are reported in equity in the consolidated balance sheets. Through December 1, 2011, the hotel property held by a joint venture in which we previously had an ownership of 89% was leased on a triple-net lease basis to a third-party tenant who operated the hotel property. Effective December 2, 2011, we acquired the remaining 11% ownership interest from our partner as a result of a dispute resolution. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations since December 2, 2011 through November 18, 2013, the date the property was contributed to Ashford Prime in connection with the spin-off. We recognized a gain of $9.7 million for this transaction in 2011, consisting of the assignment of an $8.1 million note receivable and an agreement to retain $1.6 million of security deposits that were originally refundable, which is included in “Other income” in the consolidated statements of operations.
Net income/loss attributable to redeemable noncontrolling interests in the operating partnership and income/loss from consolidated entities attributable to noncontrolling interests in our consolidated entities are reported as deductions/additions from/to net income/loss. Comprehensive income/loss attributable to these noncontrolling interests is reported as reductions/additions from/to comprehensive income/loss.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees – Upon acquisition of the 51-hotel CNL Portfolio on April 11, 2007, we assumed certain guarantees, which represent funds provided by third-party hotel managers to guarantee minimum returns for certain hotel properties. As we are obligated to repay such amounts through increased incentive management fees through cash reimbursements, such guarantees are recorded as other liabilities. As of December 31, 2012, these liabilities totaled $344,000. During 2013, payments were made to satisfy all guarantees and as a result there are no future obligations.
Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Advisory services are recognized when services have been rendered. The quarterly base fee is equal to 0.70% per annum of the total enterprise value, as defined, of Ashford Prime, subject to certain minimums. The incentive fee is earned annually in each year that Ashford Prime's total shareholder return exceeds the total shareholder return for Ashford Prime's peer group, as defined. Reimbursements for overhead and internal audit services are recognized when services have been rendered. Rental income represents income from leasing hotel properties to third-party tenants on triple-net operating leases. Base rent on the triple-net lease is recognized on a straight-line basis over the lease terms and variable rent is recognized when earned. Interest income, representing interest on the mezzanine loan (including accretion of discounts on the mezzanine loan using the effective interest method), is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Asset management fees are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. For the hotel that was leased to a third party, we reported deposits into our escrow accounts for capital expenditure reserves as income up to the point in time the lease was terminated.
Other Expenses – Other expenses include Internet, telephone charges, guest laundry, valet parking, and hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
Advertising Costs – Advertising costs are charged to expense as incurred. For 2013, 2012 and 2011, our continuing operations incurred advertising costs of $4.1 million, $4.0 million and $3.4 million, respectively. Advertising costs related to continuing operations are included in “Other expenses” in the accompanying consolidated statement of operations.
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
In July 2006, the FASB issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities. As more fully described in Note 13, an income tax examination of one of the TRS subsidiaries contributed to Ashford Prime OP is currently in process. We believe that the results of the completion of this examination will not have a material adverse effect on our financial condition. We have indemnified Ashford Prime for any potential losses resulting from the completion of this examination.
Income (Loss) Per Share – Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period using the two-class method

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
3.Investments in Hotel Properties
Investments in hotel properties consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$410,148	$483,242
Buildings and improvements	2,071,811	2,779,589
Furniture, fixtures and equipment	166,193	224,907
Construction in progress	11,956	10,499
Condominium properties	12,442	12,690
Total cost	2,672,550	3,510,927
Accumulated depreciation	(508,161)	(638,623)
Investments in hotel properties, net	$2,164,389	$2,872,304
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $2.0 billion and $2.6 billion as of December 31, 2013 and 2012.
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
For the years ended December 31, 2013, 2012 and 2011, we recognized depreciation expense, including depreciation of assets under capital leases and discontinued hotel properties, of $127.5 million, $136.0 million and $133.5 million, respectively.
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
Acquisition of the Pier House Resort - On May 14, 2013, we acquired a 100% interest in the Pier House Resort in Key West, Florida, for a contractual purchase price of $90.0 million in cash. In connection with the acquisition, we incurred transaction costs of $901,000, which are included in transaction costs on the consolidated statement of operations. The purchase price has been allocated to the assets acquired and liabilities assumed using the estimated fair value at the date of acquisition based on a third party appraisal. This valuation is considered a Level 3 valuation technique.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$56,900
Buildings and improvements	26,924
Furniture, fixtures, and equipment	6,100
89,924
Net other assets and liabilities	(1,690)
Total	$88,234
The results of operations of the hotel property have been included in our results of operations since May 14, 2013. For the year ended December 31, 2013, we have included revenues of $11.5 million and net income of $2.7 million, in the consolidated statements of operations.
See Note 26 for pro forma financial information.
4.Notes Receivable
In December 2011, in connection with the restructuring of the joint venture in which we previously owned an 89% interest, the remaining 11% was obtained as a result of a dispute resolution. Our partner also assigned to us a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania and an agreement to retain $1.6 million of security deposits that were originally refundable. This resulted in a gain of $9.7 million, which is included in "Other income" in the consolidated statements of operations. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 9. The note was contributed to Ashford Prime in connection with the previously discussed spin-off in November 2013. In addition, we had one mezzanine loan at December 31, 2013 and 2012.
Our remaining mezzanine loan, which is secured by the Ritz Carlton Key Biscayne, had an original face amount of $38.0 million, of which our initial investment was $33.0 million. This loan was restructured in 2010 with a cash payment of $20.2 million and a $4.0 million face value note receivable which matures in June 2017, with an interest rate of 6.09%. At December 31, 2013 and 2012, this mezzanine loan had a net carrying value of $3.4 million and $3.2 million, respectively, net of the balance in the valuation allowance of $7.9 million and $8.3 million, respectively. All required payments on this loan have been made and payments on this loan have been treated as a reduction of carrying values and the valuation allowance adjustments have been recorded as credits to impairment charges in accordance with applicable accounting guidance.
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
Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by the Four Seasons hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. In 2009, we recorded an impairment charge to fully reserve this note receivable. In May 2010, the senior mortgage lender foreclosed on the loan. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at December 31, 2013 and 2012.
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
5.Investment in Unconsolidated Entities
In March 2011, we acquired a 71.74% ownership interest in the PIM Highland JV and a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Additionally, in March 2011, PIM Highland JV through a debt restructuring and consensual foreclosure, acquired a 28-hotel portfolio. We have determined that the PIM Highland JV is a variable interest entity as its total equity at risk is not sufficient to permit it to finance its activities without additional subordinated financial support provided by any parties, including its equity holders. Although we have the majority ownership interest and can exercise significant influence over the joint venture, we do not control the activities that most significantly impact the PIM Highland JV’s economic performance. All the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we are not the primary beneficiary of PIM Highland JV and our investment in the joint venture is accounted for using the equity method. We had a carrying value of $139.3 million at December 31, 2013, and our maximum exposure of loss is limited to our investment in PIM Highland JV except as discussed below.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the condensed balance sheets as of December 31, 2013 and 2012 and the condensed statement of operations for the years ended December 31, 2013 and 2012 and the period from March 10, 2011 through December 31, 2011 of the PIM Highland JV (in thousands):
PIM Highland JV
Condensed Consolidated Balance Sheets

	December 31,
	2013	2012
Total assets	$1,390,782	$1,417,204
Total liabilities	1,173,841	1,176,298
Members’ capital	216,941	240,906
Total liabilities and members’ capital	$1,390,782	$1,417,204
Our ownership interest in PIM Highland JV	$139,302	$158,694
PIM Highland JV
Condensed Consolidated Statements of Operations

	Year Ended December 31,		Period From March 10 to
	2013	2012	December 31, 2011
Total revenue	$426,760	$416,892	$332,205
Total expenses	(385,133)	(377,453)	(322,419)
Operating income	41,627	39,439	9,786
Interest income and other	69	102	85
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	(64,316)	(63,497)	(50,021)
Gain recognized at acquisition	—	—	82,144
Other expenses	—	(72)	(2,020)
Income tax expense	(1,345)	(2,353)	(2,687)
Net income (loss)	$(23,965)	$(26,381)	$37,287
Our equity in earnings (loss) of PIM Highland JV	$(19,392)	$(20,833)	$14,528

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Hospitality Prime, Inc. (“Ashford Prime”), a newly formed company into which we contributed the portfolio interests. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such stockholder as of the close of business on November 8, 2013. We maintained a 20% ownership interest in Ashford Prime OP. The following tables summarize the condensed combined consolidated balance sheets as of December 31, 2013 and 2012 and the condensed combined consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 of Ashford Prime (in thousands):

Ashford Hospitality Prime Limited Partnership
Condensed Combined Consolidated Balance Sheets

	December 31,
	2013	2012
Total assets	$961,732	$847,280
Total liabilities	658,605	594,902
Partners' capital	303,127	252,378
Total liabilities and partners' capital	$961,732	$847,280
Our ownership interest in Ashford Prime OP	$56,243	$—
 Ashford Hospitality Prime Limited Partnership
Condensed Combined Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
Total revenue	$233,496	$221,188	$191,991
Total expenses	(214,086)	(189,382)	(167,612)
Operating income	19,410	31,806	24,379
Interest income	23	29	24
Other income	—	—	9,673
Interest expense and amortization and write-offs of loan costs	(34,982)	(31,244)	(31,803)
Unrealized loss on derivatives	(36)	—	—
Income tax expense	(2,343)	(4,384)	(2,636)
Net loss	(17,928)	(3,793)	(363)
Income (loss) from consolidated entities attributable to noncontrolling interests	(934)	(752)	989
Net loss attributable to redeemable noncontrolling interests in operating partnership	7,080	—	—
Net income (loss) attributable to Ashford Prime OP	$(11,782)	$(4,545)	$626
Our equity in loss of Ashford Prime OP	$(4,012)	$—	$—
Additionally, as of December 31, 2013 and 2012, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value. The Sheraton hotel property in Dallas, Texas was held by a joint venture in which we had an 18% subordinated ownership interest that was carried at no value. This hotel was sold in May 2011, but due to our subordinated status, we did not receive any proceeds from the sale, and no gain or loss was recognized.
6.Assets Held for Sale and Discontinued Operations
At December 31, 2010, the Hilton hotel property in Tucson, Arizona had a reasonable probability of being sold. Based on our assessment of the purchase price obtained from potential buyers, we recorded an impairment charge of $39.9 million during 2010. During the second quarter of 2012, we determined that this property was not to be held long-term as operating cash flows were not anticipated to cover principal and interest payments of the related debt secured by this hotel. In addition, regarding this loan, we ceased making principal and interest payments after July 31, 2012. Based on our assessment, which included marketing

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

this hotel for sale, we concluded that the carrying value of this asset would not be recoverable. Consequently, in the second quarter of 2012, we recognized an additional impairment charge of $4.1 million related to this hotel, which reduced its carrying value to $19.7 million and represented our estimate of its fair value. The impairment charge was based on methodologies discussed in Note 2, which are considered Level 3 valuation techniques. Effective August 15, 2012, via a consensual foreclosure with our lender, a receiver appointed by Pima County Superior Court in Arizona completed taking possession and full control of this hotel. The hotel property was disposed of and deconsolidated in December 2012 when title passed to the lender. Additionally, we sold our Doubletree Guest Suites hotel in Columbus, Ohio in November 2012 for net proceeds of $7.7 million. The operating results of these properties are reported in discontinued operations for all periods presented.
In 2011, we completed the sales of the Hampton Inn hotel in Jacksonville, Florida, the JW Marriott hotel in San Francisco, California, the Hilton hotel in Rye Town, New York, and the Hampton Inn hotel in Houston, Texas. The operating results of these hotel properties are reported as discontinued operations for 2011.
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
The following table presents our hotel properties measured at fair value aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at December 31, 2013, 2012 and 2011, and related impairment charges recorded (in thousands):

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the operating results of the discontinued operations (in thousands):

	Year Ended December 31,
	2012	2011
Hotel revenues	$29,398	$40,279
Hotel operating expenses	(27,722)	(35,916)
Operating income	1,676	4,363
Property taxes, insurance and other	(1,584)	(2,486)
Depreciation and amortization	(2,548)	(3,031)
Impairment charge	(4,120)	(6,237)
Gain on disposal/sales of properties	4,486	2,564
Interest expense and amortization of loan costs	(1,464)	(2,020)
Write-off of loan costs and exit fees	(119)	(948)
Loss from discontinued operations before income taxes	(3,673)	(7,795)
Income tax (expense) benefit	23	(85)
Loss from discontinued operations	(3,650)	(7,880)
Income from discontinued operations of consolidated entities attributable to noncontrolling interests	—	(1,031)
Loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	440	1,072
Loss from discontinued operations attributable to the Company	$(3,210)	$(7,839)
7.Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2013	2012
Deferred loan costs	$27,049	$32,974
Deferred franchise fees	4,037	4,024
Total costs	31,086	36,998
Accumulated amortization	(20,931)	(19,804)
Deferred costs, net	$10,155	$17,194
8.Intangible Asset, net
Intangible asset consist of the following (in thousands):

	December 31,
	2013	2012
Cost	$—	$3,233
Accumulated amortization	—	(512)
Intangible asset, net	$—	$2,721
Intangible asset represented a favorable market-rate lease which relates to the purchase price allocated to a hotel property in the CNL Portfolio and was being amortized over the remaining lease term that expires in 2043. This intangible asset was contributed to Ashford Prime in connection with the previously discussed spin-off.
For the years ended December 31, 2013, 2012 and 2011, amortization expense related to intangibles was $79,000, $89,000 and $89,000, respectively.

9.     Indebtedness
Indebtedness of our continuing operations and the carrying values of related collateral were as follows at December 31, 2013 and 2012 (in thousands):

				December 31, 2013		December 31, 2012
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (6)	2 hotels	August 2013	LIBOR (1) + 2.75%	$—	$—	$141,667	$259,496
Mortgage loan (3)	5 hotels	March 2014	LIBOR (1) + 4.50%	164,433	213,501	173,180	218,647
Mortgage loan (2)	9 hotels	May 2014	LIBOR (1) + 6.50%	135,000	193,016	135,000	197,672
Mortgage loan	1 hotel	May 2014	8.32%	5,075	8,994	5,285	9,044
Senior credit facility (5)	Various	September 2014	LIBOR (1) + 2.75% to 3.50%	—	—	—	—
Mortgage loan (2)	5 hotels	November 2014	Greater of 6.40% or LIBOR (1) + 6.15%	211,000	313,202	211,000	317,442
Mortgage loan	8 hotels	December 2014	5.75%	102,348	82,314	104,680	81,290
Mortgage loan	10 hotels	July 2015	5.22%	148,991	170,897	152,513	172,195
Mortgage loan (4)	1 hotel	September 2015	LIBOR (1) + 4.90%	69,000	88,836	—	—
Mortgage loan	8 hotels	December 2015	5.70%	94,899	77,733	96,907	79,146
Mortgage loan	5 hotels	February 2016	5.53%	107,737	127,073	110,169	121,451
Mortgage loan	5 hotels	February 2016	5.53%	89,347	96,248	91,364	97,678
Mortgage loan	5 hotels	February 2016	5.53%	77,394	102,629	79,140	102,960
Mortgage loan (7) (9)	1 hotel	April 2017	5.91%	—	—	34,735	91,222
Mortgage loan (9)	2 hotels	April 2017	5.95%	—	—	127,289	145,275
Mortgage loan (9)	3 hotels	April 2017	5.95%	—	—	259,021	275,190
Mortgage loan	5 hotels	April 2017	5.95%	113,343	125,913	114,732	128,605
Mortgage loan	5 hotels	April 2017	5.95%	101,878	113,256	103,126	111,546
Mortgage loan	5 hotels	April 2017	5.95%	155,019	155,429	156,918	160,373
Mortgage loan	7 hotels	April 2017	5.95%	123,997	142,980	125,517	145,456
TIF loan (7) (8) (9)	1 hotel	June 2018	12.85%	—		8,098	—
Mortgage loan	1 hotel	November 2020	6.26%	101,268	113,927	102,562	113,860
Mortgage loan (10)	1 hotel	January 2024	5.49%	10,800	17,223	—	—
Mortgage loan	1 hotel	January 2024	5.49%	7,400	8,624	—	—
Mortgage loan	1 hotel	April 2034	Greater of 6.00% or Prime + 1.00%	—	—	6,507	18,024
Total				$1,818,929	$2,151,795	$2,339,410	$2,846,572
_________________________

(1)	LIBOR rates were 0.168% and 0.209% at December 31, 2013 and 2012, respectively.

(2)	These mortgage loans have three one-year extension options subject to satisfaction of certain conditions.

(3)	This mortgage loan has a one-year extension option subject to satisfaction of certain conditions.

(4)	This mortgage loan has three one-year extension options subject to satisfaction of certain conditions in the final year.

(5)
Our borrowing capacity under our senior credit facility is $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. We may use up to $10.0 million for standby letters of credit. The senior credit facility has a one-year extension option subject to advance notice and a 0.25% extension fee.

(6)
On February 26, 2013, we refinanced our $141.7 million loan due August 2013 with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan was assumed by Ashford Prime in connection with the previously discussed spin-off.

(7)	These loans are collateralized by the same property.

(8)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See Note 4.

(9)	The loans were assumed by Ashford Prime in connection with the previously discussed spin-off.

(10)	On December 20, 2013, we refinanced our $6.5 million loan due April 2034 with a $10.8 million loan due January 2024. The new loan provides for a fixed interest rate of 5.49% with no extension options.
On December 20, 2013, we refinanced our $6.5 million loan due April 2034, with a $10.8 million loan due January 2024. The new loan provides for a fixed interest rate of 5.49%. The new loan continues to be secured by the Residence Inn Jacksonville. Additionally, we completed the financing for a $7.4 million loan due January 2024. The new loan provides for a fixed interest rate of 5.49% and is secured by the Residence Inn Manchester. We have an 85% ownership interest in the property, with Interstate Hotels & Resorts holding the remaining 15%. Our share of the excess loan proceeds were added to our unrestricted cash balance.

On September 10, 2013, we completed the financing for a $69.0 million loan due September 2015 and secured by the Pier House Resort. The new financing has a two-year term and three, one-year extension options with no test requirements for the first two extensions. The loan provides for a floating interest rate of LIBOR + 4.90%, with no LIBOR Floor. The loan proceeds, net of typical closing costs and reserves, were added to our unrestricted cash balance.
On February 26, 2013, we refinanced our $141.7 million loan due August 2013, which had an outstanding balance of $141.0 million, with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. The new loan continues to be secured by the Capital Hilton in Washington, DC and the Hilton La Jolla Torrey Pines in La Jolla, California. We had a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. Our share of the excess loan proceeds was approximately $40.5 million, which was added to our unrestricted cash balance. These properties were included in the Ashford Prime spin-off.
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
Maturities and scheduled amortizations of indebtedness of our continuing operations as of December 31, 2013 for each of the five following years are as follows (in thousands):

2014	$638,226
2015	322,508
2016	270,029
2017	475,743
2018	2,062
Thereafter	110,361
Total	$1,818,929
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In the event of default, we are subject to restrictions on incurring additional indebtedness, limitations on investments, limitations on dividends and other payments in respect of capital stock. The assets of certain of our subsidiaries listed on Exhibit 21.2 of this filing are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Hospitality Trust, Inc. or our operating partnership, Ashford Hospitality Limited Partnership and the liabilities of such subsidiaries do not constitute the obligations of Ashford Hospitality Trust, Inc. or Ashford Hospitality Limited Partnership. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of December 31, 2013, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the applicable agreement. As of December 31, 2013, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was a liability of $73,000.
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
In May 2011, we entered into an interest rate swap agreement for a notional amount of $1.18 billion to convert our existing floating-rate debt (including our 71.74% of the floating rate debt of the PIM Highland JV) to a fixed one-month LIBOR rate of 0.2675%. The swap was effective from June 13, 2011 and terminated on January 13, 2012. There was no upfront cost to us for entering into this swap other than customary transaction costs. We made swap interest payments totaling $302,000 in 2011 under the agreement that is included in “Other income” in the accompanying consolidated statements of operations.
In October 2010, we converted our $1.8 billion interest rate swap into a fixed rate swap of 4.09%, resulting in locked-in annual interest savings of approximately $31.5 million through March 2013 at no cost to us. Under the previous swap, which we entered into in March 2008 and which expired in March 2013, we received a fixed rate of 5.84% and paid a variable rate of LIBOR plus 2.64%, subject to a LIBOR floor of 1.25%. Under the terms of the new swap transaction, we received a fixed rate of 5.84%, but paid a fixed rate of 4.09%.
Since 2008, in order to take advantage of the declining LIBOR rates, we entered into various flooridors with notional amounts totaling $11.7 billion and maturing between December 2010 and December 2011 for a total cost of $40.6 million. Income from these derivatives totaling $38.9 million was recognized in 2011.
During 2013, 2012 and 2011, we entered into interest rate caps with total notional amounts of $268.9 million, $346.0 million, and $365.3 million, respectively, to cap the interest rates on our mortgage loans with maturities between May 2012 and November 2014, and strike rates between 1.50% and 6.25%, for total costs of $184,000, $184,000 and $97,000, respectively. These interest rate caps were designated as cash flow hedges excluding two interest rate caps entered into in 2012 with a notional amount of $211.0 million and all of the interest rate caps entered into in 2013. At December 31, 2013 and 2012, our floating interest rate mortgage loans, with principal balances of $280.0 million and $519.2 million, respectively, were capped by interest rate hedges. One interest rate cap entered into in 2013 with a notional amount of $199.9 million was transferred to Ashford Prime in connection with the previously discussed spin-off.
The cost basis of interest rate derivatives for federal income tax purposes was approximately $181,000 and $523,000 as of December 31, 2013 and 2012.
Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer of protection in exchange for payments of an annual premium. If there is a default or a loss, as defined in the credit default swap agreements, on the underlying bonds, then the buyer of protection, is protected against those losses. The only liability for us, the buyer of protection, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For the CMBX trades that we have completed, we were the buyer of protection in all trades. The credit default swaps are subject to master netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in the market value of the credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in the market value is over $250,000. As of December 31, 2013 and 2012, the credit default swap had a carrying value of a net liability of $73,000 and a net asset of $170,000, respectively, which is included in “Liabilities associated with marketable securities and other” and "Derivative assets" in the consolidated balance sheets. For the years ended December 31, 2013, 2012 and 2011, we have recognized an unrealized loss of $1.9 million, $3.9 million and $1.3 million, respectively, that is included in “Unrealized loss on derivatives” in the consolidated statements of operations.
Marketable Securities and Liabilities Associated with Marketable Securities and Other – We invest in public securities, including stocks and put and call options that are considered derivatives. At December 31, 2013, we had investments in these derivatives totaling $560,000 and liabilities of $561,000. At December 31, 2012, we had investments in these derivatives totaling $612,000 and liabilities of $299,000.
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
The fair value of marketable securities and liabilities associated with marketable securities and other, including stocks, put and call options and other are carried at fair market value based on their closing prices (the level 1 inputs).
We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2013, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.17% to 0.19% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values of the hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting (4)	Total
December 31, 2013:
Assets
Derivative assets:
Interest rate derivatives – non-hedge	$—	$19	$—	$—	$19	(1)
Interest rate derivatives – hedge	—	—	—	—	—	(1)
Equity put and call options	560	—	—	—	560	(2)
	560	19	—	—	579
Non-derivative assets:
Equity securities	29,041	—	—	—	29,041	(2)
Total	29,601	19	—	—	29,620
Liabilities
Derivative liabilities:
Interest rate derivatives – non-hedge	—	—	—	—	—	(1)
Credit default swaps	—	995	—	(1,068)	(73)	(3)
Short equity put options	(82)	—	—	—	(82)	(3)
Short equity call options	(479)	—	—	—	(479)	(3)
Non-derivative liabilities:
Margin account balance	(3,130)	—	—	—	(3,130)	(3)
Total	(3,691)	995	—	(1,068)	(3,764)
Net	$25,910	$1,014	$—	$(1,068)	$25,856

December 31, 2012:
Assets
Derivative assets:
Interest rate derivatives – non-hedge	$—	$10,617	$—	$—	$10,617	(1)
Interest rate derivatives – hedge	—	4	—	—	4	(1)
Credit default swaps	—	2,933	—	(2,763)	170	(1)
Equity put and call options	612	—	—	—	612	(2)
Non-derivative assets:
Equity and US treasury securities	23,008	—	—	—	23,008	(2)
Total	23,620	13,554	—	(2,763)	34,411
Liabilities
Derivative liabilities:
Interest rate derivatives – non-hedge	—	(4,400)	—	—	(4,400)	(1)
Short equity put options	(7)	—	—	—	(7)	(3)
Short equity call options	(292)	—	—	—	(292)	(3)
Non-derivative liabilities:
Margin account balance	(1,342)	—	—	—	(1,342)	(3)
Total	(1,641)	(4,400)	—	—	(6,041)
Net	$21,979	$9,154	$—	$(2,763)	$28,370
_________________________

(1)	Reported net as “Derivative assets” in the consolidated balance sheets.

(2)	Reported as “Marketable securities” in the consolidated balance sheets.

(3)	Reported as “Liabilities associated with marketable securities and other” in the consolidated balance sheets.

(4)	Represents cash collateral posted by our counterparty.

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statement of operations (in thousands):

													Reclassified from
	Gain or (Loss) Recognized in Income						Interest Savings or (Cost) Recognized in Income						Accumulated OCI into Interest Expense
	Year Ended December 31,						Year Ended December 31,						Year Ended December 31,
	2013		2012		2011		2013		2012		2011		2013	2012	2011
Assets
Derivative assets:
Interest rate derivatives	$(10,778)		$(48,827)		$(73,227)		$10,639		$54,199		$92,846		$101	$32	$603
Credit default swaps	—		(4,014)		—		—		—		—		—	—	—
Equity call options and other	(1,388)		(3,644)		(786)		—		—		—		—	—	—
	(12,166)		(56,485)		(74,013)		10,639		54,199		92,846		101	32	603
Non-derivative assets:
Equity securities	5,779		3,341		229		—		—		—		—	—	—
Total	(6,387)		(53,144)		(73,784)		10,639		54,199		92,846		101	32	603
Liabilities
Derivative liabilities:
Interest rate derivatives	4,400		17,091		4,258		(4,424)		(22,159)		(22,273)		—	—	—
Credit default swaps	(2,025)		—		(1,348)		—		—		—		—	—	—
Short equity put options	(138)		1,610		(1,277)		—		—		—		—	—	—
Short equity call options	(274)		393		89		—		—		—		—	—	—
Total	1,963		19,094		1,722		(4,424)		(22,159)		(22,273)		—	—	—
Non-derivative liabilities:
Short equity securities	—		64		375		—		—		—		—	—	—
Total	1,963		19,158		2,097		(4,424)		(22,159)		(22,273)		—	—	—
Net	$(4,424)		$(33,986)		$(71,687)		$6,215		$32,040		$70,573		$101	$32	$603
Total combined
Interest rate derivatives	$(6,378)		$(31,736)		$(68,969)		$6,215		$32,040		$70,573		$101	$32	$603
Credit default swaps	(1,937)		(3,921)		(1,317)		—		—		—		—	—	—
Total derivatives	(8,315)	(1)	(35,657)	(1)	(70,286)	(1)	6,215	(2)	32,040	(2)	70,573	(2)	101	32	603
Unrealized gain (loss) on marketable securities	5,115	(3)	2,502	(3)	(391)	(3)	—		—		—		—	—	—
Realized loss on marketable securities	(1,224)	(2) (4)	(831)	(2) (4)	(1,010)	(2) (4)	—		—		—		—	—	—
Net	$(4,424)		$(33,986)		$(71,687)		$6,215		$32,040		$70,573		$101	$32	$603
_________________________

(1)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(2)	Included in “Other income” in the consolidated statements of operations.

(3)	Reported as “Unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

(4)	Includes costs of $88, $93 and $31, respectively in 2013, 2012 and 2011 associated with credit default swaps.
In 2013, 2012 and 2011, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income (loss) totaled $(3,000), $(144,000) and $(78,000), respectively.
During the next twelve months, we expect $100,000 of accumulated comprehensive loss will be reclassified to interest expense.

12.Summary of Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value on a Recurring basis
The carrying amounts and estimated fair values of financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Marketable securities	$29,601	$29,601	$23,620	$23,620
Derivative assets, net	$19	$19	$6,391	$6,391
Liabilities associated with marketable securities and other	$3,764	$3,764	$1,641	$1,641
Marketable securities. Marketable securities consist of public equity securities and equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet date. See Notes 2, 10, and 11 for a complete description of the methodology and assumptions utilized in determining the fair values.
Derivative assets, net and Liabilities associated with marketable securities and other. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of Ashford and the counterparties. Fair value of the credit default swap derivatives is obtained from a third party who publishes the CMBX index composition and price data. Liabilities associated with marketable securities and other consists of a margin account balance, short public equity securities and short equity put and call options. Fair value is determined based on the quoted market closing prices at the balance sheet date. See Notes 2, 10, and 11 for a complete description of the methodology and assumptions utilized in determining the fair values.
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

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$128,780	$128,780	$185,935	$185,935
Restricted cash	$61,498	$61,498	$84,786	$84,786
Accounts receivable	$21,791	$21,791	$35,116	$35,116
Notes receivable	$3,384	$2,800 to $3,094	$11,331	$14,385 to $15,899
Due from affiliates	$1,302	$1,302	$1,168	$1,168
Due from Ashford Prime, net	$13,042	$13,042	$—	$—
Due from third-party hotel managers	$33,728	$33,728	$48,619	$48,619
Financial liabilities:
Indebtedness of continuing operations	$1,818,929	$ 1,786,651 to $1,974,714	$2,339,410	$2,266,991 to $2,505,622
Accounts payable and accrued expenses	$70,683	$70,683	$84,293	$84,293
Dividends payable	$20,735	$20,735	$18,258	$18,258
Due to related party, net	$270	$270	$3,725	$3,725
Due to third-party hotel managers	$958	$958	$1,410	$1,410
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.

Accounts receivable, accounts payable and accrued expenses, dividends payable, due to/from related party, due to/from affiliates, due to/from Ashford Prime and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Notes receivable. Fair value of the notes receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes at December 31, 2013 and 2012. We estimated the fair value of the notes receivable to be approximately 8.6% to 17.3% lower than the carrying value of $3.4 million at December 31, 2013, and approximately 27.0% to 40.3% higher than the carrying value of $11.3 million at December 31, 2012. This is considered a Level 2 valuation technique.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the December 31, 2013 and 2012 indebtedness valuations, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the total indebtedness to be approximately 98.2% to 108.6% of the carrying value of $1.8 billion at December 31, 2013, and approximately 96.9% to 107.1% of the carrying value of $2.3 billion at December 31, 2012. This is considered a Level 2 valuation technique.
13.Commitments and Contingencies
Restricted Cash – Under certain management and debt agreements for our hotel properties existing at December 31, 2013, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees – Under franchise agreements for our hotel properties existing at December 31, 2013, we pay franchisor royalty fees between 3% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2015 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
For the years ended December 31, 2013, 2012, and 2011, our continuing operations incurred franchise fees of $32.3 million, $29.2 million and $27.5 million, respectively, which are included in other expenses in the accompanying consolidated statements of operations.
Management Fees – Under management agreements for our hotel properties existing at December 31, 2013, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2015 through 2032, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.

Leases – We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2084, including two ground leases related to our hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2013, 2012, and 2011, our continuing operations recognized rent expense of $4.5 million, $4.7 million and $4.1 million, respectively, which included contingent rent of $898,000, $1.4 million and $754,000, respectively. Rent expense related to continuing operations is included in other expenses in the consolidated statements of operations. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

2014	$925
2015	775
2016	669
2017	603
2018	564
Thereafter	27,963
Total	$31,499
At December 31, 2013, we had capital commitments of $41.4 million relating to general capital improvements that are expected to be paid in the next twelve months.
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
Litigation – We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
Income Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities.
In September 2010, the Internal Revenue Service ("IRS") completed an audit of one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Internal Revenue Code (IRC) Section 482 that reduced the amount of rent we charged the taxable REIT subsidiary ("TRS"). We owned a 75% interest in the hotel properties and the TRS at issue. In connection with the TRS audit, the IRS selected our REIT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm's length rate. We strongly disagreed with the IRS' position and appealed our cases to the IRS Appeals Office. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms' length terms as required by applicable Treasury regulations. We believe the IRS transfer pricing methodologies applied in the audits contained flaws and that the IRS adjustments to the rent charged were inconsistent with the U.S. federal tax laws related to REITs and true leases. The IRS Appeals Office reviewed our cases in 2012. In July 2013, the IRS Appeals Office issued "no-change letters" for the TRS and the REIT indicating that the 2007 tax returns were accepted as filed and the examinations resulted in no deficiencies. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS requested and we agreed to extend the assessment statute of limitations for both the TRS and the REIT for the 2007 tax year to March 31, 2014. Accordingly, the IRS has the right to reopen the cases until March 31, 2014. However, the IRS typically only reopens closed cases in very limited circumstances, none of which we believe are applicable to our cases.
In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS did not propose any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment is for $3.3 million of U.S.

federal excise taxes and represents the amount by which the IRS asserts that the rent charged to the TRS was greater than the arms' length rate pursuant to IRC Section 482. The TRS adjustment is for $1.6 million of additional income which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represents the IRS' imputation of compensation to the TRS under IRC Section 482 for agreeing to be a party to the lessor entity's bank loan agreement. We owned a 75% interest in the lessor entity through November 19, 2013, when our interest was contributed to Ashford Prime in connection with the previously discussed spin-off. We strongly disagree with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS has misinterpreted certain terms of the lease, third party hotel management agreements, and bank loan agreements. We appealed our cases to the IRS Appeals Office and the IRS assigned the same Appeals team that oversaw our 2007 cases to our 2008 cases. Our representatives attended the Appeals conferences for the 2008 cases in August 2013 and February 2014. One or more additional conferences with the Appeals Office will be required to resolve our cases and we anticipate these will occur later in 2014. The IRS has requested and we have agreed to extend the assessment statute of limitations three times for both the TRS and REIT for the 2008 tax year. The most recent request was made in August 2013 and extends the statute for the 2008 tax year to September 30, 2014. We have indemnified Ashford Prime for any potential losses resulting from the completion of this examination.
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
On November 19, 2013, we completed the spin-off of Ashford Prime. For federal income tax purposes, we recorded a gain as a result of the spin-off.  If Ashford Prime qualifies for taxation as a REIT for 2013, that gain will be qualifying income for purposes of our 2013 REIT income tests.  If, however, Ashford Prime were to fail to qualify as a REIT for 2013, that gain would be non-qualifying income for purposes of the 75% gross income test.
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
In May 2011, we redeemed 5.9 million shares of the outstanding Series B-1 preferred shares at $12.4656 per share, or a total of $73.0 million, with the proceeds from issuance of 3.35 million shares of our 9% Series E cumulative preferred stock. During 2011, the remaining 1.4 million outstanding shares were converted to 1.4 million shares of our common stock, which was treated as a dividend of $17.4 million to the Series B-1 preferred shareholder in accordance with the applicable accounting guidance. During 2011, we declared dividends of $1.4 million to holders of the Series B-1 preferred stock.
15.Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to the Class B units. Class B common units have a fixed dividend rate of 6.82% in years one to three and 7.2% thereafter, and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B units, all other outstanding units represent common units. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, one share of our common stock, subject to contractual lock-up agreements that prevent holders of Class B common units from redeeming two-thirds of such units before 18 months and one-third of such units before two years from the issuance date of such units. Beginning ten years after issuance, each Class B unit may be converted into a common unit at either party’s discretion.
LTIP units, which are issued to certain executives and employees as compensation, have vesting periods ranging from three to five years. Additionally, certain independent members of the Board of Directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at our election, settled in our common stock. For the years ended December 31, 2013, 2012 and 2011, we issued 1.4 million, 1.3 million and 2.2 million LTIP units, respectively, with grant date fair values of $16.4 million, $11.2 million and $27.4 million, respectively. During 2013, 2012 and 2011, respectively, 1.6 million, 1.4 million and 520,000 LTIP units vested. There were no forfeitures in 2013, 2012 or 2011. As of December 31, 2013, we have issued 7.0 million LTIP units, of which all but 142,000 units issued in May 2013 and 1.2 million units issued in May 2011 had reached full economic parity with the common units and are convertible into common partnership units. During 2013, 3.3 million LTIP units were converted to common units, leaving 3.7 million outstanding LTIP units. All LTIP units issued had an aggregate value of $69.2 million at the date of grant which is being amortized over their respective vesting periods. Compensation expense of $19.0 million, $14.8 million and $9.2 million was recognized for 2013, 2012 and 2011, respectively. The unamortized value of the 3.1 million unvested LTIP units was $21.2 million at December 31, 2013, which will be amortized over periods from 0.2 years to 2.4 years. The unvested LTIP units had an aggregate intrinsic value of $25.5 million.
For 2013 and 2012, no operating partnership units were presented for redemption or converted to shares of our common stock. For 2011, redemptions of 100,000 units with a fair value of $1.0 million were converted to common shares at our election.

Redeemable noncontrolling interests in our operating partnership as of December 31, 2013 and 2012 were $134.2 million and $151.2 million, which represented ownership of 12.72% and 12.92% in our operating partnership, respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2013 and 2012 had adjustments of $123.3 million and $110.0 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. The carrying value of the redeemable noncontrolling interests at December 31, 2013 and 2012 also reflected reclassifications of $5.3 million and $8.5 million, respectively to equity of the historical accumulated costs of unvested LTIP units. For 2013, 2012 and 2011, we allocated net loss of $8.2 million, $9.3 million and $2.8 million to these redeemable noncontrolling interests, respectively. We declared cash distributions to operating partnership units of $10.3 million, $9.1 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011 respectively. A summary of the activity of the operating partnership units is as follow (in thousands):

	Year Ended December 31,
	2013	2012	2011
Units outstanding at beginning of year	17,611	16,317	14,195
Units issued	1,380	1,294	2,222
Units converted to common shares	—	—	(100)
Units outstanding at end of year	18,991	17,611	16,317
Units convertible/redeemable at end of year	15,918	14,305	12,895

16.Equity
Equity Offering – On June 20, 2013, we commenced a follow-on public offering of 11.0 million shares of common stock at $12.00 per share for gross proceeds of $132.0 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $125.9 million. The offering settled on June 26, 2013. We granted the underwriters a 30-day option to purchase up to an additional 1.65 million shares of common stock. On July 24, 2013, the underwriters partially exercised their option and purchased an additional 1.25 million shares of our common stock at a price of $12.00 per share less the underwriting discount resulting in additional net proceeds of approximately $14.2 million.
At-the-Market Preferred Stock Offering – In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million. The ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached. On March 2, 2012, we commenced issuances of preferred stock and during the first two quarters of the year ended December 31, 2012, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. The aggregate proceeds, net of commissions and other expenses, were $16.0 million for the year ended December 31, 2012. There were no issuances for the year ended December 31, 2013.
Reissuance of Treasury Stock – In July 2011, we reissued 7.0 million shares of our treasury stock at a gross price of $12.50 per share. We received net cash proceeds of $83.2 million. In January 2011, an underwriter purchased an additional 300,000 shares of our common shares through the partial exercise of the underwriter’s 1.1 million share over-allotment option and we received net proceeds of $2.8 million. The net proceeds received from the reissuance were used to repay a portion of our outstanding borrowings under our senior credit facility and for other general corporate purposes.
At December 31, 2013 and 2012, there were 124.9 million shares of common stock issued, and 80.6 million and 68.2 million shares outstanding, respectively.
Potential Sale of Common Shares – In February 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) in which YA Global agreed to purchase up to $50.0 million of newly issued shares of our common stock. The SEDA terminated on February 24, 2013. No shares were issued pursuant to the SEDA.
In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares were sold during 2013, 2012 or 2011. Proceeds from the ATM program, to the extent the program is utilized, are expected to be used for general corporate purposes including investments and reduction of debt. The ATM program remains in effect until such time that either party elects to terminate or the $50 million cap is reached.
Stock Repurchases – Beginning in November 2007, our Board of Directors has authorized management to purchase our common shares from time to time on the open market and in December 2008, we completed all of the $125.0 million repurchases authorized in 2007 and 2008. In January 2009, the Board of Directors approved an additional $200.0 million authorization under the same repurchase plan (excluding fees, commissions and all other ancillary expenses) and expanded the plan to include: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. In February 2010, the Board of Directors expanded the repurchase program further to include the potential repurchase of units of our operating partnership. As of June 2010, we ceased all repurchases under this plan indefinitely. In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in our repurchase plan authority from $58.4 million to $200.0 million (excluding fees, commissions and all other ancillary expenses). Under this plan, the board has authorized: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and/or (ii) discounted purchases of our outstanding debt obligations, including debt secured by our hotel assets. We intend to fund any repurchases or discounted debt purchases with the net proceeds from asset sales, cash flow from operations, existing cash on the balance sheet, and other sources. For the years ended December 31, 2013, 2012 and 2011, no shares of our common or preferred stock have been repurchased under the share repurchase program since its reinstatement.
In addition, we acquired 32,855 shares, 55,005 shares and 33,406 shares of our common stock in 2013, 2012 and 2011, respectively, to satisfy employees’ statutory minimum federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
Preferred Stock – In accordance with Ashford’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series A cumulative preferred stock, Series D cumulative preferred stock, and Series E cumulative preferred stock.
Series A Preferred Stock. At December 31, 2013 and 2012, we had 1.7 million outstanding shares of 8.55% Series A cumulative preferred stock, respectively. Series A preferred stock has no maturity date, and we are not required to redeem these shares at any time. After September 22, 2009, Series A preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, Series A preferred stock holders have no voting rights.
Series D Preferred Stock. At December 31, 2013 and 2012, we had 9.5 million shares of Series D preferred stock outstanding, respectively. Series D preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to July 18, 2012, Series D preferred stock was not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event the Series D stock ceases to be listed on an exchange and we cease to be subject to the reporting requirements of the Securities Exchange Act, as described in Ashford’s charter. However, on and after July 18, 2012, Series D preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1125 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D preferred stock holders have no voting rights.
Series E Preferred Stock. In April 2011, we completed the offering of 3.4 million shares (including 350,000 shares pursuant to the underwriters’ exercise of an over-allotment option) of our 9.00% Series E Cumulative Preferred Stock at a net price of $24.2125 per share, and we received net proceeds of $80.8 million after underwriting fees. Of the net proceeds from the offering, $73.0 million was used to redeem 5.9 million shares of the total 7.3 million shares of our Series B-1 convertible preferred stock outstanding. The remaining proceeds were used for other general corporate purposes. In May 2011, the remaining 1.4 million outstanding Series B-1 convertible preferred shares were converted into 1.4 million shares of our common stock.
In October 2011, we issued and sold an additional 1.3 million shares of our 9.00% Series E Cumulative Preferred Stock at a price of $23.47 per share, in an underwritten public offering pursuant to an effective registration statement. We received net proceeds of $28.9 million after underwriting fees. The proceeds from the offering were used for general corporate purposes, including, without limitation, repayment of debt or other maturing obligations, financing future hotel related investments, capital expenditures and working capital. A portion of the proceeds may also be used for repurchasing shares of our common stock under our existing repurchase program. At December 31, 2013 and 2012, we had 4.6 million shares of Series E preferred stock outstanding. The Series E preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to April 18, 2016, Series E preferred stock is not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event a change of control occurs. If we choose not to redeem the Series E shares upon a change of control, each holder of Series E preferred stock can convert their shares into shares of our common stock based on a formula specified in the agreement. However, on and after April 18, 2016, Series E preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series E preferred stock quarterly dividends are set at the rate of 9.00% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.25 per share). In general, Series E preferred stock holders have no voting rights.
Dividends – A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Common stock related:
Common shares	$37,054	$29,993	$25,652
Preferred stocks:
Series A preferred stock	3,542	3,516	3,180
Series D preferred stock	20,002	19,869	18,940
Series E preferred stock	10,418	10,417	6,019
Total dividends declared	$71,016	$63,795	$53,791
Noncontrolling Interests in Consolidated Entities – Our partners in our majority-owned consolidated entities had an ownership interest of 15% in two hotel properties at December 31, 2013, with a total carrying value of $2.0 million, and ownership interests from 15% to 25% in four hotel properties at December 31, 2012, with total carrying value of $15.4 million. The two properties in which our partners held a 25% interest were contributed to Ashford Prime OP in connection with the Ashford Prime spin-off. Through December 1, 2011, the hotel property held by a joint venture in which we previously had an ownership interest of 89% was leased on a triple-net lease basis to a third-party tenant. Rental income from this operating lease is included in the consolidated results of operations for the period from January 1, 2010 through December 1, 2011. Effective December 2, 2011, we acquired the remaining 11% ownership interest from our partner as a result of a dispute resolution. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in our consolidated statements of operations since December 2, 2011 through November 18, 2013, the date the property was contributed to Ashford Prime in connection with the spin-off. We recognized a gain of $9.7 million for this transaction, consisting of the assignment of an $8.1 million note receivable and an agreement to retain $1.6 million of security deposits that were originally refundable, which is included in “Other income” in the consolidated statements of operations. Income from consolidated entities attributable to these noncontrolling interests was $908,000, $868,000 and $610,000 for 2013, 2012 and 2011, respectively, which includes the results of the two spun-off properties through November 18, 2013.
17.Impairment Charges
Notes Receivable – Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by the Four Seasons hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. We discontinued recording interest on this note beginning in October 2008. In 2009, we recorded an impairment charge to fully reserve this note receivable. In May 2010, the senior mortgage lender foreclosed on the loan. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at December 31, 2013 and 2012.
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
The following table summarizes the changes in allowance for losses for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance at beginning of period	$8,333	$8,711	$16,875
Impairment charges	—	—	—
Valuation adjustments (credits to impairment charges)	(396)	(378)	(4,841)
Charge-offs	—	—	(3,323)
Balance at end of period	$7,937	$8,333	$8,711
Discontinued Operations – As fully discussed in Note 6, we recorded impairment charges on hotel properties included in discontinued operations of $4.1 million and $6.2 million in 2012 and 2011, respectively, to write down those properties to their estimated fair values less cost to sell.
18.Stock-Based Compensation
Under the Amended and Restated 2003 Stock Incentive Plan approved by shareholders, we are authorized to grant 7.8 million restricted shares of our common stock as incentive stock awards. In 2011, shareholders approved the 2011 Stock Incentive Plan in the annual shareholders meeting, under which we are authorized to grant 5.8 million restricted shares as incentive stock awards. At December 31, 2013, 1.6 million shares were available for future issuance under the 2011 Stock Incentive Plan and no shares were available under the Amended and Restated 2003 Stock Incentive Plan. A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2013		2012		2011
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	487	$9.15	900	$6.14	1,387	$4.91
Restricted shares granted	198	$11.87	204	$8.87	285	$11.39
Restricted shares vested	(266)	$8.97	(586)	$4.44	(761)	$5.82
Restricted shares forfeited	(1)	$9.81	(31)	$9.13	(11)	$7.88
Outstanding at end of year	418	$10.55	487	$9.15	900	$6.14
At December 31, 2013, the outstanding restricted stock had vesting schedules between January 2014 and January 2016. Stock-based compensation expense of $2.3 million, $2.7 million and $3.2 million was recognized for the years ended December 31, 2013, 2012 and 2011, respectively. The restricted stock that vested during 2013 had a fair value of $3.2 million at the date of vesting. At December 31, 2013, the unamortized cost of the unvested shares of restricted stock was $2.7 million which will be amortized over a period of 2.2 years. At December 31, 2013, the outstanding restricted shares had an aggregate intrinsic value of $3.5 million.
19.Employee Benefit Plans
401(k) Plan – Effective January 1, 2006, we established our 401(k) Plan, a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute subject to IRS imposed limitations, to various investment funds. We make matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. Participant contributions vest immediately whereas company matches vest 25% annually. For the years ended December 31, 2013, 2012 and 2011, we incurred matching expense of $211,000, $211,000, and $202,000, respectively.
Employee Savings and Incentive Plan (ESIP) – Our ESIP, a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. We match 25% of the first 10% each employee contributes. Matches are only made for employees not participating in the 401(k) Plan. Employee contributions vest immediately whereas company contributions vest 25% annually. For the years ended December 31, 2013, 2012 and 2011, we incurred matching expenses of $70,000, $4,000 and $5,000, respectively.
Deferred Compensation Plan – Effective January 1, 2008, we established a nonqualified deferred compensation plan for certain executive officers. The plan allows participants to defer up to 100% of their base salary, bonus and stock awards and select an investment fund for measurement of the deferred compensation liability. Included in the 44.3 million and 56.7 million shares of treasury stock at December 31, 2013 and 2012, were 1.5 million and 969,000 shares under a deferred compensation plan that will be settled in our shares. During 2013, we recorded stock-based compensation expense of $4.3 million, included in "Corporate, general and administrative" expense, as a result of modifications to the deferred compensation plan in connection with the Ashford Prime spin-off in which plan participants were granted additional shares of our stock.
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
At December 31, 2013, all of our 87 legacy hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income of $22.6 million, $31.5 million and $18.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table reconciles the income tax expense at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax expense at federal statutory income tax rate of 35%	$(7,907)	$(11,508)	$(8,723)
State income tax expense, net of federal income tax benefit	(469)	(2,710)	(1,278)
Permanent differences	(761)	(607)	(142)
State and local income tax (expense) benefit on pass-through entity subsidiaries	(34)	10	(114)
Gross receipts and margin taxes	(631)	(749)	40
Interest and penalties	(20)	(18)	(9)
Valuation allowance	8,311	13,207	8,606
Income tax (expense) benefit for income from continuing operations	(1,511)	(2,375)	(1,620)
Income tax (expense) benefit for income from discontinued operations	—	23	(85)
Total income tax (expense) benefit	$(1,511)	$(2,352)	$(1,705)

The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(919)	$(1,537)	$(579)
State	(684)	(757)	(165)
Total current	(1,603)	(2,294)	(744)
Deferred:
Federal	157	7	(708)
State	(65)	(88)	(168)
Total deferred	92	(81)	(876)
Total income tax (expense) benefit	$(1,511)	$(2,375)	$(1,620)
For the years ended December 31, 2013, 2012 and 2011 income tax expense includes interest and penalties paid to taxing authorities of $20,000, $18,000 and $9,000, respectively. At December 31, 2013 and 2012, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2013 and 2012, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2013	2012
Allowance for doubtful accounts	$94	$103
Unearned income	344	312
Unfavorable management contract liability	2,838	4,338
Federal and state net operating losses	31,360	43,571
Accrued expenses	1,350	1,844
Prepaid expenses	(4,391)	(5,460)
Accrued revenue	—	(211)
Alternative minimum tax credit	972	—
Tax property basis less than book basis	(2,175)	(2,235)
Tax derivatives basis greater than book basis	2,787	2,035
Deferred gain	1,685	—
Other	282	347
Deferred tax asset	35,146	44,644
Valuation allowance	(35,146)	(45,398)
Net deferred tax liability	$—	$(754)
At December 31, 2013 and 2012, we recorded a valuation allowance of $35.1 million and $45.4 million, respectively, to fully reserve our deferred tax asset. As a result of consolidated losses in 2013, 2012 and 2011, and the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our deferred tax asset will not be realized, and therefore, have provided a valuation allowance to reserve against the balances. At December 31, 2013, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $82.3 million, which begin to expire in 2022, and are available to offset future taxable income, if any, through 2032. Approximately $10.6 million of the $82.3 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use. At December 31, 2013, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $270.3 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2032.

The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$45,398	$58,081	$65,249
Additions charged to other	4,315	4,481	19,255
Deductions	(14,567)	(17,164)	(26,423)
Balance at end of year	$35,146	$45,398	$58,081

21.Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Loss attributable to common shareholders – Basic and diluted:
Income (loss) from continuing operations attributable to the Company	$(41,283)	$(50,570)	$9,948
Less: Dividends on preferred stocks	(33,962)	(33,802)	(46,876)
Less: Dividends on common stock	(36,841)	(29,724)	(25,266)
Less: Dividends on unvested restricted shares	(213)	(269)	(386)
Undistributed loss from continuing operations allocated to common shareholders	(112,299)	(114,365)	(62,580)
Add back: Dividends on common stock	36,841	29,724	25,266
Distributed and undistributed loss from continuing operations - basic and diluted	$(75,458)	$(84,641)	$(37,314)

Loss from discontinued operations allocated to common shareholders:
Loss from discontinued operations attributable to the Company	$—	$(3,210)	$(7,839)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	75,155	67,533	61,954

Loss per share – basic and diluted:
Loss from continuing operations allocated to common shareholders per share	$(1.00)	$(1.25)	$(0.60)
Loss from discontinued operations allocated to common shareholders per share	—	(0.05)	(0.13)
Net loss allocated to common shareholders per share	$(1.00)	$(1.30)	$(0.73)
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2013	2012	2011
Loss from continuing operations allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$213	$269	$386
Loss attributable to redeemable noncontrolling interests in operating partnership	(8,183)	(8,856)	(1,764)
Dividends to Series B-1 Preferred Stock	—	—	18,737
Total	$(7,970)	$(8,587)	$17,359
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	128	195	563
Effect of assumed conversion of operating partnership units	18,699	17,353	15,571
Effect of assumed conversion of Series B-1 Preferred Stock	—	—	2,509
Total	18,827	17,548	18,643

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
Financial information related to our reportable segments is as follows (in thousands):

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Year Ended December 31, 2013:
Total revenues	$941,213	$—	$1,047	$942,260
Total hotel expenses	596,313	—	—	596,313
Property taxes, insurance and other	47,075	—	—	47,075
Depreciation and amortization	127,990	—	—	127,990
Impairment charges	—	(396)	—	(396)
Gain on insurance settlements	(270)	—	—	(270)
Transaction costs	1,324	—	—	1,324
Corporate, general and administrative	—	—	52,821	52,821
Total expenses (income)	772,432	(396)	52,821	824,857
Operating income (loss)	168,781	396	(51,774)	117,403
Equity in loss of unconsolidated entities	(23,404)	—	—	(23,404)
Interest income	—	—	71	71
Other income	—	—	5,650	5,650
Interest expense and amortization of loan costs	—	—	(141,469)	(141,469)
Write-off of loan costs and exit fees	—	—	(2,098)	(2,098)
Unrealized gain on marketable securities	—	—	5,115	5,115
Unrealized loss on derivatives	—	—	(8,315)	(8,315)
Income (loss) from continuing operations before income taxes	145,377	396	(192,820)	(47,047)
Income tax expense			(1,511)	(1,511)
Income (loss) from continuing operations	$145,377	$396	$(194,331)	$(48,558)
As of December 31, 2013:
Total assets	$2,491,275	$3,384	$182,343	$2,677,002

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Year Ended December 31, 2012:
Total revenues	$922,606	$—	$—	$922,606
Total hotel expenses	590,340	—	—	590,340
Property taxes, insurance and other	44,903	—	—	44,903
Depreciation and amortization	133,979	—	—	133,979
Impairment charges	—	(5,349)	—	(5,349)
Gain on insurance settlements	(91)	—	—	(91)
Corporate, general and administrative	—	—	44,050	44,050
Total expenses (income)	769,131	(5,349)	44,050	807,832
Operating income (loss)	153,475	5,349	(44,050)	114,774
Equity in loss of unconsolidated entities	(20,833)	—	—	(20,833)
Interest income	—	—	125	125
Other income	—	—	31,700	31,700
Interest expense and amortization of loan costs	—	—	(144,796)	(144,796)
Write-off of loan costs and exit fees	—	—	(3,998)	(3,998)
Unrealized gain on marketable securities	—	—	2,502	2,502
Unrealized loss on derivatives	—	—	(35,657)	(35,657)
Income (loss) from continuing operations before income taxes	132,642	5,349	(194,174)	(56,183)
Income tax expense	—	—	(2,375)	(2,375)
Income (loss) from continuing operations	$132,642	$5,349	$(196,549)	$(58,558)
As of December 31, 2012:
Total assets	$3,197,695	$3,701	$263,333	$3,464,729

	Direct Hotel Investments	Hotel Financing	Corporate	Consolidated
Year ended December 31, 2011:
Total revenues	$859,978	$—	$—	$859,978
Total hotel expenses	552,933	—	—	552,933
Property taxes, insurance and other	45,085	—	—	45,085
Depreciation and amortization	131,243	—	—	131,243
Impairment charges	—	(4,841)	—	(4,841)
Gain on insurance settlements	(2,035)	—	—	(2,035)
Transaction costs	—	—	(793)	(793)
Corporate, general and administrative	—	—	44,522	44,522
Total expenses (income)	727,226	(4,841)	43,729	766,114
Operating income (loss)	132,752	4,841	(43,729)	93,864
Equity in earnings of unconsolidated entities	14,528	—	—	14,528
Interest income	—	—	85	85
Other income	—	30,000	79,524	109,524
Interest expense and amortization of loan costs	—	—	(137,212)	(137,212)
Write-off of premiums, loan costs and exit fees	—	—	(729)	(729)
Unrealized loss on marketable securities	—	—	(391)	(391)
Unrealized loss on derivatives	—	—	(70,286)	(70,286)
Income (loss) from continuing operations before income taxes	147,280	34,841	(172,738)	9,383
Income tax expense	—	—	(1,620)	(1,620)
Income (loss) from continuing operations	$147,280	$34,841	$(174,358)	$7,763
As of December 31, 2011:
Total assets	$3,366,107	$3,610	$220,009	$3,589,726
 As of December 31, 2013 and 2012, all of our hotel properties were domestically located and all hotel properties securing our notes receivable were also domestically located.
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
At December 31, 2013, the related party managed 54 of our 87 hotels and the WorldQuest condominium properties included in continuing operations and we incurred the following fees related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2013	2012	2011
Property management fees, including incentive property management fees	$14,299	$13,947	$12,693
Market service fees	9,439	7,624	6,638
Corporate general and administrative expense reimbursements	4,299	4,075	4,281
Total	$28,037	$25,646	$23,612
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
In addition, at December 31, 2013, the related party managed 21 of the 28 hotels held by the PIM Highland JV in return for a base management fee of 3% of gross revenues, and an incentive management fee equal to the lesser of 1% of gross revenues or the amount by which Actual House Profit exceeds House Profit set forth in the Annual Operating Budget, as defined. During 2013, 2012 and 2011, the related party received from PIM Highland JV base management fees of $7.8 million, $7.6 million and $4.8 million, respectively, $1.0 million, $1.7 million and 1.1 million, respectively, of incentive management fees, $7.0 million, $3.6 million and 1.6 million, respectively, of market service fees, respectively, including purchasing, design and construction management, and $1.6 million, $1.6 million and 1.2 million, respectively, of corporate general and administrative expense reimbursements.
In connection with the spin-off of Ashford Prime, our subsidiary Ashford Hospitality Advisors LLC ("Ashford Advisors") entered into an advisory agreement with Ashford Prime, in which it acts as its external advisor, and as a result, we receive advisory fees from Ashford Prime. Ashford Prime is required to pay Ashford Hospitality Advisors LLC a quarterly base fee equal to 0.70% per annum of the total enterprise value of Ashford Prime, subject to a minimum quarterly base fee, as payment for managing the day-to-day operations of Ashford Prime and its subsidiaries in conformity with Ashford Prime’s investment guidelines. Ashford Prime is also required to pay Ashford Advisors an incentive fee that is based on Ashford Prime’s total return performance as compared to Ashford Prime’s peer group as well as to reimburse Ashford Advisors for certain expenses, including employment and travel expenses of employees of Ashford Advisors providing internal audit services, as specified in the advisory agreement.
For the year ended December 31, 2013, we received revenues of $1.0 million from Ashford Prime which was comprised of a base advisory fee of $878,000, reimbursable overhead of $53,000 and internal audit reimbursements of $116,000. No incentive management fee was earned for 2013. At December 31, 2013, we have a receivable of $15.5 million , included in due from Ashford Prime, net, associated with reimbursable expenses in connection with the spin-off and the fees discussed above offset by a payable of $2.4 million associated with certain property expenses paid by Ashford Prime which related to the period prior to the spin-off.
24.Concentration of Risk
Our investments are all concentrated within the hotel industry. Our investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, and invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of our hotels are located domestically. During 2013, approximately 16.7% of our total hotel revenue was generated from 11 hotels located in the Washington D.C. and Baltimore areas. As of December 31, 2013, we had 10 hotels located in the Washington D.C. and Baltimore areas as one hotel property was transferred in connection with the Ashford Prime spin-off. In addition, all hotels securing our loans receivable are also located domestically at December 31, 2013. Our remaining mezzanine loan is collateralized by income-producing real property. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to shareholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, U.S. government treasury bill holdings, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2013, our exposure risk related to our derivative contracts totaled $19,000 and the counterparties are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $165.0 million available under our credit facility is spread among a diversified group of six investment grade financial institutions in accordance with each institution's commitment.

25.Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Total revenue	$231,942	$258,539	$242,024	$209,755	$942,260
Total operating expenses	$206,664	$217,008	$213,843	$187,342	$824,857
Operating income	$25,278	$41,531	$28,181	$22,413	$117,403
Loss from continuing operations	$(18,155)	$7,600	$(19,402)	$(18,601)	$(48,558)
Loss from continuing operations attributable to the Company	$(14,686)	$7,106	$(16,335)	$(17,368)	$(41,283)
Loss from continuing operations attributable to common shareholders	$(23,176)	$(1,385)	$(24,825)	$(25,859)	$(75,245)
Diluted loss from continuing operations attributable to common shareholders per share	$(0.34)	$(0.02)	$(0.31)	$(0.32)	$(1.00)
Weighted average diluted common shares	67,682	68,489	79,898	81,383	75,155
2012
Total revenue	$217,055	$240,777	$224,196	$240,578	$922,606
Total operating expenses	$195,207	$205,264	$193,974	$213,387	$807,832
Operating income	$21,848	$35,513	$30,222	$27,191	$114,774
Income (loss) from continuing operations	$(24,719)	$(1,220)	$(15,620)	$(16,999)	$(58,558)
Income (loss) from continuing operations attributable to the Company	$(21,338)	$(708)	$(13,036)	$(15,488)	$(50,570)
Income (loss) from continuing operations attributable to common shareholders	$(29,669)	$(9,198)	$(21,526)	$(23,979)	$(84,372)
Diluted income (loss) from continuing operations attributable to common shareholders per share	$(0.44)	$(0.14)	$(0.32)	$(0.36)	$(1.25)
Weighted average diluted common shares	67,152	67,639	67,659	67,670	67,533
26.Pro Forma Financial Information
As discussed in Note 3, on May 14, 2013, we acquired a 100% interest in the Pier House Resort in Key West, Florida, for a contractual purchase price of $90.0 million in cash. In connection with the acquisition, we incurred transaction costs of $901,000, which are included in transaction costs on the consolidated statement of operations. The following table reflects the unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2011, reflecting the addition of the Pier House Resort operating results for the applicable periods from January 1, 2011 through May 13, 2013 and the removal of $901,000 of transaction costs for the year ended December 31, 2013, respectively.

Also, as discussed in Note 5, on March 10, 2011, we and PREI formed the PIM Highland JV to take ownership of the Highland Portfolio through a debt restructuring and consensual foreclosure. At closing, we invested $150.0 million and PREI invested $50.0 million to fund capital expenditures and to reduce debt. We own 71.74% of the joint venture and PREI owns the remaining 28.26%. The following table also reflects the unaudited pro forma results of operations as if the transaction had occurred on January 1, 2011, reflecting the addition of the Highland Portfolio for the applicable periods from January 1, 2011 through March 9, 2011 and the elimination of $1.1 million in transaction credits for the year ended December 31, 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
	(unaudited)
Total revenue	$950,949	$941,297	$877,557
Loss from continuing operations	$(45,620)	$(56,412)	$(36,034)
Net loss	$(45,620)	$(60,062)	$(43,914)
27.Subsequent Events (Unaudited)
On January 24, 2014, we refinanced our $164.4 million loan due March 2014 with a $200.0 million loan due February 2016, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan provides for an interest rate of LIBOR + 4.75%, with a LIBOR floor of 0.20%. The new loan continues to be secured by the same five hotels including: the Embassy Suites Philadelphia Airport, Embassy Suites Walnut Creek, Sheraton Mission Valley San Diego, Sheraton Anchorage and the Hilton Minneapolis/St Paul Airport Mall of America. The refinance resulted in excess proceeds above typical closing costs and reserves of approximately $30.0 million, which will be added to our unrestricted cash balance.
On February 27, 2014, we announced that our Board of Directors has unanimously approved a plan to spin-off its asset management business into a separate publicly traded company in the form of a taxable distribution.  The distribution is expected to be completed in the third quarter of 2014, and we anticipate that the distribution will be comprised of common stock in Ashford Inc., a newly formed or successor company of our current subsidiary Ashford Hospitality Advisors LLC. We also expect that Ashford Inc. will file an application to list its shares on the NYSE or NYSE MKT Exchanges.  In connection with the proposed spin-off, we expect that Ashford Inc. will enter into a 20-year advisory agreement to externally advise the Company. Ashford Inc. will continue to externally advise Ashford Prime. This distribution is anticipated to be declared during the third quarter of 2014; however, it remains subject to the filing of the required registration statement with the SEC, the review of the registration statement by the SEC, the approval of the listing of shares by the applicable exchange, and other legal requirements. The Company cannot be certain this distribution will proceed or proceed in the manner as currently anticipated.
On March 1, 2014, we closed on the sale of the Pier House Resort to Ashford Prime. The sales price was $92.7 million. Ashford Prime assumed the $69 million mortgage and paid the balance of the purchase price in cash.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (1992 framework), ("COSO").
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2013, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ashford Hospitality Trust, Inc. and subsidiaries

We have audited Ashford Hospitality Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), (the COSO criteria). Ashford Hospitality Trust, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ashford Hospitality Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements and financial statement schedules of Ashford Hospitality Trust, Inc. and subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 3, 2014

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officer, and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2013, under the captions “Proposal Number One-Election of Directors,” “Board of Directors and Committee Membership,” “Corporate Governance Principles,” “Executive Officers” and “Security Ownership of Management and Certain Beneficial Owners - Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Item 11.	Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2013, under the captions “Board of Directors and Committee Membership - Compensation Committee Interlocks and Insider Participation,” "Board of Directors and Committee Membership - Board Member Compensation," “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grant of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Equity Awards Vested During 2013,” “2013 Nonqualified Deferred Compensation” and “Potential Payments Upon Termination of Employment or Change of Control.”
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2013, under the caption “Security Ownership of Management and Certain Beneficial Owners.”
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2013, under the captions “Board of Directors and Committee Membership - Board Member Independence” and “Certain Relationships and Related Party Transactions”
Item 14.Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2013, under the caption “Proposal Number Two - Ratification of the Appointment of Ernst & Young LLP as our Independent Auditors.”
PART IV

Item 15.Exhibits, Financial Statement and Schedules

(a)	Financial Statements and Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 57 through 102 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedules are included herein on pages 108 through 112 hereof.
Schedule III – Real Estate and Accumulated Depreciation
Schedule IV – Mortgage Loans on Real Estate
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)	Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 113 through 118.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President	March 3, 2014
Douglas A. Kessler

/s/ DAVID J. KIMICHIK	Chief Financial Officer (Principal Financial Officer)	March 3, 2014
David J. Kimichik

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	March 3, 2014
Benjamin J. Ansell, M.D.

/s/ THOMAS E. CALLAHAN	Director	March 3, 2014
Thomas E. Callahan

/s/ MARTIN L. EDELMAN	Director	March 3, 2014
Martin L. Edelman

/s/ KAMAL JAFARNIA	Director	March 3, 2014
Kamal Jafarnia

/s/ PHILLIP S. PAYNE	Director	March 3, 2014
Philip S. Payne

/s/ ALAN L. TALLIS	Director	March 3, 2014
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$13,489	$1,204	$9,388	$193	$5,349	$1,397	$14,737	$16,134	$5,867	08/1998		(1),(2),(3)
Embassy Suites	Dallas, TX	7,972	1,878	8,907	238	5,726	2,116	14,633	16,749	5,687	12/1998		(1),(2),(3)
Embassy Suites	Herndon, VA	23,995	1,303	9,837	277	5,527	1,580	15,364	16,944	5,375	12/1998		(1),(2),(3)
Embassy Suites	Las Vegas, NV	30,360	3,307	16,952	397	4,744	3,704	21,696	25,400	8,577	05/1999		(1),(2),(3)
Embassy Suites	Syracuse, NY	11,884	2,839	9,778	—	5,865	2,839	15,643	18,482	4,375		10/2003	(1),(2),(3)
Embassy Suites	Flagstaff, AZ	11,184	1,267	4,278	—	5,516	1,267	9,794	11,061	3,447		10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	12,158	1,799	10,404	—	3,493	1,799	13,897	15,696	3,723		03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	17,258	3,277	13,950	—	4,147	3,277	18,097	21,374	4,625		03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	31,338	5,791	34,819	—	6,786	5,791	41,605	47,396	8,824		12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	27,651	7,452	25,334	—	4,888	7,452	30,222	37,674	6,478		12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	46,209	36,065	41,588	—	7,178	36,065	48,766	84,831	10,049		04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	51,273	11,110	60,049	—	6,161	11,110	66,210	77,320	12,467		04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	45,365	8,948	46,238	—	3,418	8,948	49,656	58,604	9,332		04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	15,614	5,674	21,593	—	2,126	5,674	23,719	29,393	4,633		04/2007	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	10,472	1,751	9,164	—	1,312	1,751	10,476	12,227	2,829		11/2003	(1),(2),(3)
Hilton	Ft. Worth, TX	22,405	4,539	13,922		11,402	4,539	25,324	29,863	7,604		03/2005	(1),(2),(3)
Hilton	Houston, TX	14,743	2,200	13,247	—	11,147	2,200	24,394	26,594	7,317		03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	18,227	2,991	13,907	—	11,358	2,991	25,265	28,256	6,152		03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	15,565	7,004	10,689	—	12,820	7,004	23,509	30,513	6,415		12/2006	(1),(2),(3)
Hilton	Bloomington, MN	51,616	5,685	59,139	—	5,139	5,685	64,278	69,963	12,507		04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	52,539	12,917	91,791	—	15,274	12,917	107,065	119,982	20,448		04/2007	(1),(2),(3)
Homewood Suites	Mobile, AL	7,560	1,334	7,307	—	826	1,334	8,133	9,467	2,297		11/2003	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	3,345	697	3,808	—	853	697	4,661	5,358	1,282		11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	6,751	1,301	5,034	—	3,849	1,301	8,883	10,184	2,542		09/2004	(1),(2),(3)
Hampton Inn	Terre Haute, IN	8,736	700	7,520	—	2,073	700	9,593	10,293	2,423		09/2004	(1),(2),(3)
Hampton Inn	Buford, GA	7,356	1,168	5,338	—	1,034	1,168	6,372	7,540	1,622		07/2004	(1),(2),(3)
Marriott	Durham, NC	25,476	1,794	25,056	—	2,965	1,794	28,021	29,815	6,065		02/2006	(1),(2),(3)
Marriott	Arlington, VA	101,268	20,637	101,376	—	17,229	20,637	118,605	139,242	25,315		07/2006	(1),(2),(3)
Marriott	Bridgewater, NJ	73,919	5,059	89,267	—	4,929	5,059	94,196	99,255	18,916		04/2007	(1),(2),(3)
Marriott	Dallas, TX	26,416	2,701	30,893	—	1,916	2,701	32,809	35,510	6,125		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	7,707	1,348	7,111	—	652	1,348	7,763	9,111	2,157		11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	13,650	2,502	13,206	—	1,137	2,502	14,343	16,845	3,784		05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	5,265	1,106	5,021	—	542	1,106	5,563	6,669	1,501		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	7,561	1,132	6,089	—	1,801	1,132	7,890	9,022	2,149		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Gaithersburg, MD	14,608	2,200	19,746	—	1,175	2,200	20,921	23,121	4,763		06/2005	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
SpringHill Suites by Marriott	Centerville, VA	8,524	1,806	11,712	—	924	1,806	12,636	14,442	2,979		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Charlotte, NC	5,849	1,235	6,818	—	2,108	1,235	8,926	10,161	2,384		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	5,013	1,090	3,991	—	2,321	1,090	6,312	7,402	1,877		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Orlando, FL	29,623	8,620	27,699	—	2,238	8,620	29,937	38,557	5,689		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	21,492	5,726	21,187	—	3,107	5,726	24,294	30,020	4,797		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	19,610	3,210	24,578	—	3,173	3,210	27,751	30,961	5,472		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Glen Allen, VA	14,988	2,045	15,802	—	2,295	2,045	18,097	20,142	3,734		04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	3,100	840	4,359	—	1,521	840	5,880	6,720	1,778		07/2004	(1),(2),(3)
Fairfield Inn by Marriott	Orlando, FL	15,619	6,507	9,895	—	2,340	6,507	12,235	18,742	2,558		04/2007	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	11,627	900	10,741	—	727	900	11,468	12,368	2,755		09/2004	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	5,831	673	4,804	—	763	673	5,567	6,240	1,470		09/2004	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	13,853	1,352	12,266	—	2,792	1,352	15,058	16,410	4,289		09/2004	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	32,145	5,411	38,610	—	4,434	5,411	43,044	48,455	10,394		06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	13,974	2,244	18,520	—	2,346	2,244	20,866	23,110	4,881		06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	11,716	1,868	14,030	—	2,323	1,868	16,353	18,221	4,051		06/2005	(1),(2),(3)
Courtyard by Marriott	Palm Desert, CA	10,537	2,722	11,995	—	2,055	2,722	14,050	16,772	3,248		06/2005	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	13,043	2,447	16,005	—	1,886	2,447	17,891	20,338	4,239		06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	10,062	2,244	12,345	—	2,047	2,244	14,392	16,636	3,401		06/2005	(1),(2),(3)
Courtyard by Marriott	Orlando, FL	28,620	7,389	26,817	—	3,296	7,389	30,113	37,502	5,508		04/2007	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	23,534	5,112	19,429	—	2,229	5,112	21,658	26,770	4,180		04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AZ	22,593	3,700	22,134	—	2,122	3,700	24,256	27,956	4,736		04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	19,304	2,115	22,360	—	3,519	2,115	25,879	27,994	4,963		04/2007	(1),(2),(3)
Courtyard by Marriott	Edison, NJ	12,393	2,147	11,865	—	2,178	2,147	14,043	16,190	3,341		04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	6,106	2,863	10,722	—	1,769	2,863	12,491	15,354	2,658		04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	5,075	1,301	7,430	—	2,374	1,301	9,804	11,105	2,111		04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	41,808	5,419	45,304	—	2,125	5,419	47,429	52,848	8,473		04/2007	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	23,132	2,555	20,367	—	2,171	2,555	22,538	25,093	6,004		03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	6,521	960	5,972	—	655	960	6,627	7,587	1,614		09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	33,857	6,554	40,539	—	4,626	6,554	45,165	51,719	11,572		06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	22,219	2,752	34,979	—	2,149	2,752	37,128	39,880	8,355		06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	19,913	3,156	29,514	—	4,422	3,156	33,936	37,092	7,296		06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	13,647	1,897	16,357	—	4,067	1,897	20,424	22,321	4,504		06/2005	(1),(2),(3)
Marriott Residence Inn	Palm Desert, CA	10,908	3,280	10,463	—	3,407	3,280	13,870	17,150	3,319		06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	25,440	18,177	39,569	—	2,244	18,177	41,813	59,990	8,021		04/2007	(1),(2),(3)
Marriott Residence Inn	Phoenix, AZ	22,698	4,100	23,187	—	1,238	4,100	24,425	28,525	4,648		04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	14,472	2,045	16,869	—	1,704	2,045	18,573	20,618	3,446		04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	10,902	3,272	11,705	—	2,357	3,272	14,062	17,334	2,675		04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	7,400	1,462	8,306	—	732	1,462	9,038	10,500	1,877		04/2007	(1),(2),(3)
Marriott Residence Inn	Atlanta, GA	15,622	1,901	16,749	—	4,513	1,901	21,262	23,163	3,801		04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	10,800	1,997	16,084	—	3,128	1,997	19,212	21,209	3,986		05/2007	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
TownePlace Suites by Marriott	Manhattan Beach, CA	19,835	4,805	17,543	—	1,375	4,805	18,918	23,723	3,570		04/2007	(1),(2),(3)
One Ocean	Atlantic Beach, FL	17,500	5,815	14,817	—	25,255	5,815	40,072	45,887	14,001		04/2004	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	18,023	2,037	12,424	—	5,668	2,037	18,092	20,129	5,789		07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	18,173	2,953	14,280	—	4,485	2,953	18,765	21,718	4,865		03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	25,363	3,100	22,040	—	14,804	3,100	36,844	39,944	9,061		03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	29,495	4,023	39,363	—	11,155	4,023	50,518	54,541	12,095		12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	24,333	7,294	36,382	—	9,865	7,294	46,247	53,541	9,710		12/2006	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	43,575	4,805	50,820	—	5,758	4,805	56,578	61,383	10,738		04/2007	(1),(2),(3)
Crowne Plaza	Beverly Hills, CA	29,835	6,510	22,061	—	3,931	6,510	25,992	32,502	6,563		03/2005	(1),(2),(3)
Crowne Plaza	Key West, FL	27,363	—	27,513	—	12,076	—	39,589	39,589	9,710		03/2005	(1),(2),(3)
Annapolis Inn	Annapolis, MD	11,929	3,028	7,833	—	4,147	3,028	11,980	15,008	3,634		03/2005	(1),(2),(3)
Pier House Resort	Key West, FL	69,000	56,900	33,024		246	56,900	33,270	90,170	1,334		05/2013	(1),(2),(3)
WorldQuest Resort	Orlando, FL	—	1,432	9,870	(45)	1,195	1,387	11,065	12,452	1,382		03/2011	(1),(2),(3)
Construction in Progress	Various	—	—	—	—	930	—	930	930	—
Total		$1,818,929	$410,476	$1,881,794	$1,060	$377,672	$411,536	$2,259,466	$2,671,002	$507,208
_________________________
(1) Estimated useful life for buildings is 39 years.
(2) Estimated useful life for building improvements is 7.5 years.
(3) Estimated useful life for furniture and fixtures is 3 to 5 years.

	Year Ended December 31,
	2013	2012	2011
Investment in Real Estate:
Beginning balance	$3,509,744	$3,560,198	$3,649,582
Additions	184,106	81,083	83,288
Reclassification	622	—	3,368
Impairment/write-offs	(99,460)	(95,713)	(163,045)
Sales/disposals	(924,010)	(35,824)	(12,995)
Ending balance	2,671,002	3,509,744	3,560,198
Accumulated Depreciation:
Beginning balance	637,840	602,749	626,433
Depreciation expense	127,273	135,850	133,316
Reclassification	373	—	2,165
Impairment/write-offs	(99,460)	(91,594)	(156,808)
Sales/disposals	(158,818)	(9,165)	(2,357)
Ending balance	507,208	637,840	602,749
Investment in Real Estate, net	$2,163,794	$2,871,904	$2,957,449

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
December 31, 2013
(in thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G
Description		Prior Liens	Balance at December 31, 2013	Delinquent Principal December 31, 2013	Being Foreclosed at December 31, 2013	Accrued Interest at December 31, 2013	Interest Income During the Year Ended December 31, 2013
Ritz Carlton	Key Biscayne, FL	—	11,321	—	—	—	—
Valuation allowance			(7,937)	—
Net carrying value			$3,384	$—

	Year Ended December 31,
	2013	2012	2011
Investment in Mortgage Loans:
Balance at January 1	$3,233	$3,101	$20,870
Principal payments	(245)	(246)	(22,610)
Amortization of discounts/deferred income	—	—	—
Valuation allowance adjustments	396	378	4,841
Balance at December 31	$3,384	$3,233	$3,101

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 12, 2010)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)
4.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.1.1 of Form 10-K, filed on February 28, 2012)
4.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1.2 of Form 10-K, filed on February 28, 2012)
4.2.1	Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)
4.2.2	Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)
4.3.1	Articles Supplementary for Series E Cumulative Preferred Stock, dated April 15, 2011 (incorporated by reference to Exhibit 3.6 to the Registrant’s Form 8-A, filed April 18, 2011)
4.3.2	Form of Certificate of Series E Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed April 18, 2011)
10.1
Fifth Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.2	Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)
10.3.1*	Amended and Restated Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated March 31, 2008
10.3.1.1*	First Amendment to the Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated December 31, 2008
10.3.2
2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc. dated May 17, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 17, 2011, for the event dated May 17, 2011)

10.3.3*	Form of LTIP Unit Award Agreement, dated March 21, 2008
10.4*	Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr.
10.5.1*	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Montgomery J. Bennett
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

10.5.5*	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Douglas A. Kessler
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

10.5.9*	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David A. Brooks

Exhibit	Description
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

10.5.13*	Employment Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and David J. Kimichik
10.5.14
Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc. and David J. Kimichik (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on November 16, 2011, for the event dated November 10, 2011)

10.5.15
Employment Agreement, dated as of March 24, 2011, between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, and Jeremy Welter (incorporated by reference to Exhibit 10.2.1 of Form 10-Q filed on May 9, 2013)

10.5.16
Amendment to Employment Agreement, dated as of November 10, 2011, between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, and Jeremy Welter (incorporated by reference to Exhibit 10.2.2 of Form 10-Q filed on May 9, 2013)

10.5.17
Chairman Emeritus Agreement, dated January 7, 2013, between Ashford Hospitality Trust, Inc. Ashford Hospitality Limited Partnership, and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 9, 2013)

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
10.6.3
First Amendment to Hotel Master Management Agreement between Remington Lodging & Hospitality, LLC and Ashford TRS Corporation dated August 29, 2003, effective November 19, 2013 (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.6.4
First Amendment to Hotel Master Management Agreement between Remington Lodging & Hospitality, LLC and Ashford TRS Corporation dated September 29, 2006, effective November 19, 2013 (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.7	Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)
10.10.1
Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003)

10.10.2
First Amendment to the Mutual Exclusivity Agreement between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Remington Lodging and Hospitality LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.11	Tax Indemnification Agreement between Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.25 of Form S-11/A, filed on July 31, 2003)
10.12	Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.12 of Form 10-K, filed on March 1, 2013)
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
10.25.1.1
Mortgage, Security Agreement, Assignment of Rents and Fixture Filing from Ashford Edison LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Courtyard Edison, Edison, New Jersey (incorporated by reference to Exhibit 10.25.4.4 to the Registrant’s Form 10-Q, filed on November 6, 2009)

10.25.1.1a*	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K
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

10.27*	ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008
10.27.1*	Schedule to the Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008

Exhibit	Description
10.30.1
Confirmation of Amended and Restated Swap Transaction, dated November 4, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.7 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.30.2
Confirmation of Termination of Swap Transaction, dated November 4, 2010, related to the termination of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.8 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.30.3
Confirmation of Trade, dated November 19, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Credit Agricole Corporate and Investment Bank New York Branch as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.9 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.32
Release and Waiver Agreement, Dated March 31, 2011, by and between Ashford Hospitality Trust, Inc. and Mr. Alan Tallis, former Executive Vice President of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 6, 2011, for the event dated April 11, 2011)

10.33
Stock Repurchase Agreement, dated April 11, 2011, by and between Ashford Hospitality Trust, Inc. and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 11, 2011, for the event dated April 11, 2011)

10.34
Indemnity Agreement dated March 10, 2011, between the Registrant and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q, filed on May 10, 2011)

10.35
Credit Agreement, dated September 26, 2011, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., KeyBanc Capital Markets and KeyBank, National Association (incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K, filed on September 30, 2011, for the event dated September 26, 2011)

10.35.1
First Amendment to Credit Agreement, dated February 21, 2012, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., KeyBanc Capital Markets, and KeyBank, National Association (incorporated by reference to Exhibit 10.36.1 of Form 10-Q, filed on May 8, 2012)

10.35.2
Second Amendment to Credit Agreement, dated December 21, 2012, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., KeyBanc Capital Markets, and KeyBank, National Association (incorporated by reference to Exhibit 10.35.2 of Form 10-K, filed on March 1, 2013)

10.36.1
Amended and Restated Mezzanine 1 Loan Agreement, dated March 10, 2011, between HH Swap A LLC, HH Swap C LLC, HH Swap C-1 LLC, HH Swap D LLC, HH Swap F LLC, HH Swap F-1 LLC, HH Swap G LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.1 of Form 10-K, filed on February 28, 2012)

10.36.1.1
Omnibus Agreement and Consent, dated December 17, 2012, by and among (i) American Equity Investment Life Insurance Company, Athene Annuity & Life Assurance Company, Newcastle CDO VIII 1, Limited, Newcastle CDO IX 1, Limited, Principal Life Insurance Company, (ii) HH SWAP A LLC, HH SWAP C LLC, HH SWAP C-1 LLC, HH SWAP D LLC, HH SWAP F LLC, HH SWAP F-1 LLC, and HH SWAP G LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.1.1 of Form 10-K, filed on March 1, 2013)

10.36.1.2
Consent Agreement, dated December 27, 2012, by and among (i) American Equity Investment Life Insurance Company, Athene Annuity & Life Assurance Company, Newcastle CDO VIII 1, Limited, Newcastle CDO IX 1, Limited, Principal Life Insurance Company, (ii) HH SWAP A LLC, HH SWAP C LLC, HH SWAP C-1 LLC, HH SWAP D LLC, HH SWAP F LLC, HH SWAP F-1 LLC, and HH SWAP G LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.1.2 of Form 10-K, filed on March 1, 2013)

10.36.2
Amended and Restated Mezzanine 2 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, HH Mezz Borrower G-2 LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.2 of Form 10-K, filed on February 28, 2012)

10.36.2.1
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) Starwood Property Mortgage SUB-10-A, L.L.C., (ii) HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, and HH Mezz Borrower G-2 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.2.1 of Form 10-K, filed on March 1, 2013)

10.36.2.2
Consent Agreement dated December 27, 2012, by and among (i) Starwood Property Mortgage SUB-10-A, L.L.C., (ii) HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, and HH Mezz Borrower G-2 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.2.2 of Form 10-K, filed on March 1, 2013)

10.36.3
Amended and Restated Mezzanine 3 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, HH Mezz Borrower G-3 LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.3 of Form 10-K, filed on February 28, 2012)

Exhibit	Description
10.36.3.1
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) LVS I SPE II LLC, (ii) HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, and HH Mezz Borrower G-3 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.3.1 of Form 10-K, filed on March 1, 2013)

10.36.3.2
Consent Agreement dated December 27, 2012, by and among (i) LVS I SPE II, LLC, (ii) HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, and HH Mezz Borrower G-3 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.3.2 of Form 10-K, filed on March 1, 2013)

10.36.4
Amended and Restated Mezzanine 4 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, HH Mezz Borrower G-4 LLC, collectively as Borrower, and GSRE III, LTD, as Lender (incorporated by reference to Exhibit 10.35.4 of Form 10-K, filed on February 28, 2012)

10.36.4.1
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) GSR3LP, LLC, (ii) HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, and HH Mezz Borrower G-4 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.4.1 of Form 10-K, filed on March 1, 2013)

10.36.4.2
Consent Agreement dated December, 2012, by and among (i) GSR3LP, LLC, (ii) HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, and HH Mezz Borrower G-4 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.4.2 of Form 10-K, filed on March 1, 2013)

10.36.5
Amended and Restated Mortgage Loan Agreement, dated March 10, 2011, between Entities set forth on Schedule I and II, collectively as Borrower, and Wells Fargo Bank, National Association and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.5 of Form 10-K, filed on February 28, 2012)

10.37
Advisory Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.5 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.38
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.6 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.39
Option Agreement Pier House Resort by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.7 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.40
Option Agreement Crystal Gateway Marriott by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.8 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.41
Registration Rights Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.9 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

12.0*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1*	Registrant’s Subsidiaries Listing as of December 31, 2013
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2013
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Equity;(iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with

Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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