Form 10-K/A
period 2013-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2014-03-31
CIK 1232582

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
As of March 27, 2014, the registrant had 80,969,542 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2014 Annual Meeting of Shareholders are incorporated herein by reference into Part III of the Form 10-K, to which this Form 10-K/A amends.

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2013 of Ashford Hospitality Trust, Inc. (“Ashford”), which was filed with the Securities and Exchange Commission on March 3, 2014. This Form 10-K/A is being filed for the purpose of providing separate audited consolidated financial statements of PIM Highland Holding LLC (the “Company”) in accordance with Rule 3-09 of Regulation S-X. The Company’s Audited Consolidated Financial Statements as of December 31, 2013 and 2012, and for each of the years ended December 31, 2013 and 2012 and for the period from March 10, 2011 (Inception) through December 31, 2011, and Report of Independent Auditors, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K/A. Ashford owns a 71.74% common equity interest and a 50% preferred equity interest in the Company, and Ashford accounts for its interest under the equity method of accounting. The consolidated financial statements of the Company as of and for the year ended December 31, 2013, were not available at the time that Ashford filed its Annual Report on Form 10-K on March 3, 2014.
The consent of Ernst & Young LLP, independent auditors for the Company, is also filed as an exhibit to this Amendment No. 1 to the Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in Ashford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows, or related disclosures in Ashford’s Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of March 3, 2014. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

PART IV
Item 15. Financial Statement Schedules and Exhibits

(a)	Financial Statements and Schedules
The consolidated financial statements of Ashford Hospitality Trust, Inc. and subsidiaries were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 3, 2014.
The following financial statement schedules were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 3, 2014.
Schedule III – Real Estate and Accumulated Depreciation
Schedule IV – Mortgage Loans on Real Estate
The following financial statements are included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-K.
PIM Highland Holding LLC Audited Consolidated Financial Statements as of December 31, 2013 and 2012, and for each of the years ended December 31, 2013 and 2012 and for the period from March 10, 2011 (Inception) through December 31, 2011.
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

SIGNATURES
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

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

99.1*
PIM Highland Holding LLC Audited Consolidated Financial Statements as of December 31, 2013 and 2012, and for each of the years ended December 31, 2013 and 2012 and for the period from March 10, 2011 (Inception) through December 31, 2011.

_________________________

*	Filed herewith