Form 10-Q
period 2014-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2014-05-12
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	88,440,880
(Class)	Outstanding at May 8, 2014

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Cash and cash equivalents	$154,110	$128,780
Marketable securities	33,096	29,601
Total cash, cash equivalents and marketable securities	187,206	158,381
Investments in hotel properties, net	2,076,164	2,164,389
Restricted cash	62,853	61,498
Accounts receivable, net of allowance of $190 and $242, respectively	30,689	21,791
Inventories	1,997	1,946
Note receivable, net of allowance of $7,836 and $7,937, respectively	3,424	3,384
Investment in unconsolidated entities	191,199	195,545
Deferred costs, net	9,966	10,155
Prepaid expenses	11,558	7,519
Derivative assets, net	95	19
Other assets	5,046	4,303
Due from Ashford Prime, net	1,580	13,042
Due from affiliates	761	1,302
Due from related party, net	877	—
Due from third-party hotel managers	35,960	33,728
Total assets	$2,619,375	$2,677,002
Liabilities and Equity
Liabilities:
Indebtedness	$1,780,432	$1,818,929
Capital leases payable	—	28
Accounts payable and accrued expenses	68,946	70,683
Dividends payable	20,891	20,735
Unfavorable management contract liabilities	6,812	7,306
Due to related party, net	—	270
Due to third-party hotel managers	1,362	958
Liabilities associated with marketable securities and other	5,946	3,764
Other liabilities	1,261	1,286
Total liabilities	1,885,650	1,923,959

Redeemable noncontrolling interests in operating partnership	194,210	134,206

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at March 31, 2014 and December 31, 2013	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at March 31, 2014 and December 31, 2013	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued, 80,940,880 and 80,565,563 shares outstanding at March 31, 2014 and December 31, 2013, respectively	1,249	1,249
Additional paid-in capital	1,645,590	1,652,743
Accumulated other comprehensive loss	(135)	(197)
Accumulated deficit	(969,035)	(896,110)
Treasury stock, at cost (43,955,885 shares and 44,331,202 shares at March 31, 2014 and December 31, 2013, respectively)	(139,333)	(140,054)
Total shareholders’ equity of the Company	538,494	617,789
Noncontrolling interests in consolidated entities	1,021	1,048
Total equity	539,515	618,837
Total liabilities and equity	$2,619,375	$2,677,002
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
REVENUE	(Unaudited)
Rooms	$157,721	$183,469
Food and beverage	28,239	39,650
Other hotel revenue	6,377	8,716
Total hotel revenue	192,337	231,835
Advisory services	2,194	—
Other	1,065	107
Total Revenue	195,596	231,942
EXPENSES
Hotel operating expenses:
Rooms	34,921	42,156
Food and beverage	19,323	27,175
Other expenses	58,542	68,292
Management fees	7,780	9,893
Total hotel operating expenses	120,566	147,516
Property taxes, insurance, and other	9,620	12,248
Depreciation and amortization	26,229	32,480
Impairment charges	(101)	(96)
Corporate, general, and administrative	12,735	14,516
Total Operating Expenses	169,049	206,664
OPERATING INCOME	26,547	25,278
Equity in loss of unconsolidated entities	(3,498)	(6,888)
Interest income	6	36
Other income	1,277	5,822
Interest expense and amortization of loan costs	(28,525)	(35,380)
Write-off of loan costs and exit fees	(2,028)	(1,971)
Unrealized gain on marketable securities	1	2,701
Unrealized loss on derivatives	(347)	(7,149)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,567)	(17,551)
Income tax expense	(216)	(604)
LOSS FROM CONTINUING OPERATIONS	(6,783)	(18,155)
Gain on sale of hotel property, net of tax	3,491	—
NET LOSS	(3,292)	(18,155)
Loss from consolidated entities attributable to noncontrolling interests	27	707
Net loss attributable to redeemable noncontrolling interests in operating partnership	877	2,762
NET LOSS ATTRIBUTABLE TO THE COMPANY	(2,388)	(14,686)
Preferred dividends	(8,490)	(8,490)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,878)	$(23,176)

LOSS PER SHARE - BASIC AND DILUTED:
Basic:
Loss attributable to common shareholders	$(0.13)	$(0.34)
Weighted average common shares outstanding – basic	81,690	67,682
Diluted:
Loss attributable to common shareholders	$(0.13)	$(0.34)
Weighted average common shares outstanding – diluted	81,690	67,682

Dividends declared per common share	$0.12	$0.12

Amounts attributable to common shareholders:
Net loss attributable to the Company	$(2,388)	$(14,686)
Preferred dividends	(8,490)	(8,490)
Net loss attributable to common shareholders	$(10,878)	$(23,176)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net loss	$(3,292)	$(18,155)
Other comprehensive loss, net of tax:
Change in unrealized loss on derivatives	—	(2)
Reclassification to interest expense	71	8
Total other comprehensive income	71	6
Comprehensive loss	(3,221)	(18,149)
Less: Comprehensive loss attributable to noncontrolling interests in consolidated entities	27	707
Less: Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	868	2,761
Comprehensive loss attributable to the Company	$(2,326)	$(14,681)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Preferred Stock								Additional Paid In Capital		Accumulated Other Comprehensive Loss			Noncontrolling Interests In Consolidated Entities		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts				Shares	Amounts		Total
Balance at January 1, 2014	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,652,743	$(896,110)	$(197)	(44,331)	$(140,054)	$1,048	$618,837	$134,206
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(21)	(231)	—	(231)	—
Equity-based compensation	—	—	—	—	—	—	—	—	617	—	—	—	—	—	617	3,871
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	4	—	—	(2)	(4)	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(956)	—	—	398	956	—	—	46
Reissuance of treasury shares	—	—	—	—	—	—	—	—	307	—	—	—	—	—	307	—
Dividends declared- common shares	—	—	—	—	—	—	—	—	—	(9,713)	—	—	—	—	(9,713)	—
Dividends declared- preferred shares- Series A	—	—	—	—	—	—	—	—	—	(886)	—	—	—	—	(886)	—
Dividends declared- preferred shares- Series D	—	—	—	—	—	—	—	—	—	(5,000)	—	—	—	—	(5,000)	—
Dividends declared – preferred shares- Series E	—	—	—	—	—	—	—	—	—	(2,604)	—	—	—	—	(2,604)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	62	—	—	—	62	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,687)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(52,334)	—	—	—	—	(52,334)	52,334
Unvested operating partnership units reclassified to equity	—	—	—	—	—	—	—	—	(7,308)	—	—	—	—	—	(7,308)	7,308
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	183	—	—	—	—	—	183	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,388)	—	—	—	(27)	(2,415)	(877)
Balance at March 31, 2014	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,645,590	$(969,035)	$(135)	(43,956)	$(139,333)	$1,021	$539,515	$194,210

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities	(Unaudited)
Net loss	$(3,292)	$(18,155)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	26,229	32,480
Impairment charges	(101)	(96)
Amortization of loan costs, write-off of loan costs, and exit fees	3,967	3,903
Equity in loss of unconsolidated entities	3,498	6,888
Income from financing derivatives	—	(6,215)
Gain on sale of hotel property	(3,503)	(24)
Realized and unrealized gains on marketable securities	(1,064)	(2,202)
Purchases of marketable securities	(22,553)	(10,605)
Sales of marketable securities	22,319	10,528
Net settlement of trading derivatives	(253)	(961)
Unrealized loss on derivatives	347	7,149
Equity-based compensation	4,488	8,342
Changes in operating assets and liabilities, exclusive of effect of disposition of hotel property:
Restricted cash	(1,551)	5,890
Accounts receivable and inventories	(8,990)	(1,204)
Prepaid expenses and other assets	(5,413)	(4,255)
Accounts payable and accrued expenses	2,513	(498)
Due from affiliates	541	(716)
Due to/from related party	(1,114)	(2,352)
Due to/from third-party hotel managers	(1,828)	(8,403)
Due to/from Ashford Prime OP	(2,655)	—
Other liabilities	(504)	(505)
Net cash provided by operating activities	11,081	18,989

Cash Flows from Investing Activities
Proceeds from payments of note receivable	61	60
Net proceeds from sales of hotel properties	22,402	148
Dividends from Ashford Prime OP	249	—
Improvements and additions to hotel properties	(26,956)	(20,017)
Due from Ashford Prime	13,635	—
Net cash provided by (used in) investing activities	9,391	(19,809)

Cash Flows from Financing Activities
Borrowings on indebtedness	200,000	199,875
Repayments of indebtedness and capital leases	(169,503)	(148,560)
Payments of loan costs and prepayment penalties	(3,831)	(2,849)
Payments of dividends	(20,734)	(18,258)
Purchases of treasury shares	(231)	—
Payments for derivatives	(216)	(36)
Cash income from derivatives	—	7,878
Issuance of preferred stock	—	244
Issuances of treasury stock	307	—
Distributions to noncontrolling interests in consolidated entities	(980)	(13,489)
Other	46	62
Net cash provided by financing activities	4,858	24,867

Net increase in cash and cash equivalents	25,330	24,047
Cash and cash equivalents at beginning of period	128,780	185,935
Cash and cash equivalents at end of period	$154,110	$209,982
Supplemental Cash Flow Information
Interest paid	$24,588	$31,100
Income taxes paid	$19	$99
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Deferred compensation to be settled in shares	$183	$—
Dividend receivable from Ashford Prime	$249	$—
Non-cash extinguishment of debt	$69,000	$—
Dividends declared but not paid	$20,890	$19,250

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a self-advised real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity, and debt. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership ("AHLP"), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Hospitality Trust, Inc., serves as the sole general partner of our operating partnership. In this report, terms such as the "Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
As of March 31, 2014, we owned interests in the following hotel properties (all located in the United States) and a note receivable:

•
86 consolidated hotel properties ("legacy hotel properties"), including 84 directly owned and two owned through majority-owned investments in consolidated entities, which represent 16,895 total rooms (or 16,868 net rooms excluding those attributable to our partners),

•
28 hotel properties owned through a 71.74% common equity interest and a 50.0% preferred equity interest in an unconsolidated entity (“PIM Highland JV”), which represent 8,083 total rooms (or 5,799 net rooms excluding those attributable to our partner),

•	10 hotel properties owned through a 14.6% interest in Ashford Hospitality Prime Limited Partnership ("Ashford Prime OP"),

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida, and

•	a mezzanine loan with a carrying value of $3.4 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2014, our 86 legacy hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of March 31, 2014, the 28 hotel properties owned by our unconsolidated joint venture, PIM Highland JV, are leased to its wholly owned subsidiary that is treated as a taxable REIT subsidiary for federal income tax purposes.
As of March 31, 2014, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 53 of our 86 legacy hotel properties, 21 of the 28 PIM Highland JV hotel properties, and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.
2. Significant Accounting Policies
Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report to Shareholders on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014 and March 31, 2014, respectively.
The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
On November 19, 2013, we completed the spin-off of Ashford Hospitality Prime, Inc. ("Ashford Prime") and on March 1, 2014 we completed the sale of the Pier House Resort to Ashford Prime. The results of the eight initial hotel properties, that were spun-off on November 19, 2013 and are now owned by Ashford Prime, are included in our consolidated statements of operations for the three months ended March 31, 2013, in accordance with the applicable accounting guidance. The results of the Pier House Resort, which we acquired on May 14, 2013 and sold on March 1, 2014, are included in our results of operations for the three months ended March 31, 2014, until its date of sale. Because we acquired the Pier House Resort on May 14, 2013, its operating results are not included in our results of operations for the three months ended March 31, 2013.

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
Investments in Hotel Properties, net – Hotel properties are generally stated at cost. However, four hotel properties contributed upon Ashford Trust's formation in 2003 are stated at the predecessor's historical cost, net of impairment charges, if any, plus a partial step-up related to the acquisition of noncontrolling interests from third parties associated with certain of these properties. For hotel properties owned through our majority-owned entities, the carrying basis attributable to the partners' minority ownership is recorded at the predecessor's historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the entities. All improvements and additions which extend the useful life of hotel properties are capitalized.
Impairment of Investments in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property's net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for investments in hotel properties for the three months ended March 31, 2014 and 2013.
Note Receivable – Mezzanine loan financing, classified as note receivable, represents a loan held for investment and intended to be held to maturity. Note receivable is recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three months ended March 31, 2014 and 2013.
Variable interest entities (“VIEs”), as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIEs do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at March 31, 2014 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. Although the note receivable is considered to be a variable interest in the entity that owns the related hotel, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Impairment of Note Receivable – We review notes receivable for impairment each reporting period. A loan is impaired when, based on current information and events, collection of all amounts recorded as assets on the balance sheet is no longer considered probable. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

assumptions. No impairment charges were recorded during the three months ended March 31, 2014 and 2013. Valuation adjustments of $101,000 and $96,000 on previously impaired notes were credited to impairment charges during the three months ended March 31, 2014 and 2013, respectively.
Investments in Unconsolidated Entities – Investments in entities in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities' net income (loss). We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded in the three months ended March 31, 2014 and 2013.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
We have a 71.74% ownership interest in PIM Highland JV. We adopted the equity accounting method for our investment in the PIM Highland JV because we exercise significant influence but do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our partner each designating two of those persons. Our investment in PIM Highland JV had a carrying value of $136.5 million and $139.3 million at March 31, 2014 and December 31, 2013, respectively.
In connection with the spin-off of Ashford Prime on November 19, 2013, we maintained an initial 20% ownership interest in Ashford Prime OP (subsequently reduced to a 14.6% ownership interest as the result of an additional equity raise by Ashford Prime). We adopted the equity accounting method for our investment in Ashford Prime OP because we exercise significant influence but do not control the entity. All major decisions related to Ashford Prime OP that most significantly impact Ashford Prime OP's economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of Ashford Prime OP General Partner LLC, its general partner. Our investment in Ashford Prime had a carrying value of $54.7 million and $56.2 million at March 31, 2014 and December 31, 2013, respectively.
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
Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Advisory services are recognized when services have been rendered. The quarterly base fee is equal to 0.70% per annum of the total enterprise value of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Ashford Prime, as defined in the advisory agreement, subject to certain minimums. The incentive fee is earned annually in each year that Ashford Prime's total shareholder return exceeds the total shareholder return for Ashford Prime's peer group, as defined in the advisory agreement. Reimbursements for overhead and internal audit services are recognized when services have been rendered. Interest income (including accretion of discounts on the mezzanine loan using the effective interest method), is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. We are reimbursed by PIM Highland JV for costs associated with managing its day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management and other services. For the three months ended March 31, 2014, we changed the presentation to report such reimbursements as "Other" revenue as opposed to credits within "Corporate, general and administrative" expense. This change had no impact on our financial condition or results of operations.
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
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives and credit default swaps are reported as “Derivative assets, net” or “Liabilities associated with marketable securities and other” in the consolidated balance sheets. Accrued interest on non-hedge designated interest rate derivatives is included in “Accounts receivable, net” in the consolidated balance sheets. For interest rate derivatives designated as cash flow hedges:

a)
the effective portion of changes in fair value is initially reported as a component of “Accumulated other comprehensive income (loss)” (“OCI”) in the equity section of the consolidated balance sheets and reclassified to interest expense in the consolidated statements of operations in the period during which the hedged transaction affects earnings, and

b)
the ineffective portion of changes in fair value is recognized directly in earnings as “Unrealized loss on derivatives” in the consolidated statements of operations. For the three months ended March 31, 2014 and 2013 there was no ineffectiveness.

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
Recently Issued Accounting Standards - In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Upon adoption of this standard, we will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. We will make the additional disclosures upon adoption. We do not expect the adoption of this standard to have an impact on our financial position, results of operations or cash flows.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Summary of Significant Transactions
On January 24, 2014, we refinanced our $164.4 million loan due March 2014 with a $200.0 million loan due February 2016, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan provides for an interest rate of LIBOR + 4.75%, with a LIBOR floor of 0.20%. The new loan continues to be secured by the same five hotels that secured the original loan including: the Embassy Suites Philadelphia Airport, Embassy Suites Walnut Creek, Sheraton Mission Valley San Diego, Sheraton Anchorage and the Hilton Minneapolis/St Paul Airport Mall of America. The refinance resulted in excess proceeds above closing costs and reserves of approximately $37.8 million.
On February 27, 2014, we announced that our Board of Directors unanimously approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable distribution. The distribution is expected to be completed in the third quarter of 2014, and we anticipate that (i) the distribution will be comprised of common stock in Ashford Inc., a newly formed company, (ii) Ashford Hospitality Advisors LLC ("Ashford LLC") will become a subsidiary of Ashford Inc. and (iii) Ashford Inc. will conduct its business and own substantially all of its assets through Ashford LLC. Ashford LLC will continue to externally advise Ashford Prime and we expect that Ashford LLC will enter into a 20-year advisory agreement to externally advise the Company. We also expect that Ashford Inc. will file an application to list its shares on the NYSE or NYSE MKT Exchange. This distribution is anticipated to be declared effective during the third quarter of 2014; however, it remains subject to effectiveness of the registration statement filed with the SEC, the approval of the listing of shares by the applicable exchange, and other legal requirements. We cannot be certain this distribution will proceed or proceed in the manner as currently anticipated.
On March 1, 2014, we closed on the sale of the Pier House Resort to Ashford Prime. The sales price was $92.7 million. Ashford Prime assumed the $69.0 million mortgage and paid the balance of the purchase price in cash, in accordance with the option agreement. We recognized a gain of $3.5 million. We deferred a gain of $599,000 as a result of our retained interest in Ashford Prime.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$353,248	$410,148
Buildings and improvements	2,053,943	2,071,811
Furniture, fixtures, and equipment	148,651	166,193
Construction in progress	35,097	11,956
Condominium properties	12,465	12,442
Total cost	2,603,404	2,672,550
Accumulated depreciation	(527,240)	(508,161)
Investments in hotel properties, net	$2,076,164	$2,164,389
5. Note Receivable
As of March 31, 2014 and December 31, 2013, we had one mezzanine loan receivable with a net carrying value of $3.4 million and $3.4 million, respectively, net of a valuation allowance of $7.8 million and $7.9 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.
6. Investment in Unconsolidated Entities
We hold a 71.74% common equity interest and a $25.0 million, or 50%, preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions in PIM Highland JV, a 28-hotel portfolio venture. Although we have majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our partner each designating two of those

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $136.5 million and $139.3 million at March 31, 2014 and December 31, 2013, respectively.
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
The following tables summarize the consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the consolidated statements of operations for the three months ended March 31, 2014 and 2013 of the PIM Highland JV (in thousands):

PIM Highland JV
Condensed Consolidated Balance Sheets
	March 31, 2014	December 31, 2013
Total assets	$1,388,010	$1,390,782
Total liabilities	1,174,082	1,173,841
Members' equity	213,928	216,941
Total liabilities and members' equity	$1,388,010	$1,390,782
Our ownership interest in PIM Highland JV	$136,548	$139,302

PIM Highland JV
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013

Total revenue	$108,761	$102,273
Total expenses	(95,388)	(94,760)
Operating income	13,373	7,513
Interest income and other	13	18
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	(15,908)	(15,702)
Other expenses	(44)	—
Income tax expense	(447)	(716)
Net loss	$(3,013)	$(8,887)
Our equity in loss of PIM Highland JV	$(2,754)	$(6,888)
On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime, a newly formed company into which we contributed the portfolio interests. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our common shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such stockholder as of the close of business on November 8, 2013. We maintained a 20% ownership interest in Ashford Prime OP at the time of the spin-off. Our ownership interest in Ashford Prime OP was 14.6% at March 31, 2014.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables summarize the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the condensed consolidated statement of operations for the three months ended March 31, 2014 and the condensed combined consolidated statement of operations for the three months ended March 31, 2013 of Ashford Prime OP (in thousands):
Ashford Hospitality Prime Limited Partnership
Condensed Balance Sheets

	March 31, 2014	December 31, 2013
Total assets	$1,249,099	$962,407
Total liabilities	808,105	659,280
Partners' capital	440,994	303,127
Total liabilities and partners' capital	$1,249,099	$962,407
Our ownership interest in Ashford Prime OP	$54,651	$56,243
Ashford Hospitality Prime Limited Partnership
Condensed Statements of Operations

	Three Months Ended March 31,
	2014	2013
Total revenue	$61,806	$54,086
Total expenses	(57,031)	(48,909)
Operating income	4,775	5,177
Interest income	4	10
Interest expense and amortization and write-offs of loan costs	(8,989)	(9,863)
Unrealized loss on derivatives	(15)	(31)
Income tax expense	(226)	(619)
Net loss	(4,451)	(5,326)
Loss from consolidated entities attributable to noncontrolling interests	405	704
Net loss attributable to redeemable noncontrolling interests in operating partnership	1,168	—
Net loss attributable to Ashford Prime OP	$(2,878)	$(4,622)
Our equity in loss of Ashford Prime OP	$(744)	$—
Additionally, as of March 31, 2014 and December 31, 2013, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2014	December 31, 2013
Mortgage loan (5)	5 hotels	March 2014	LIBOR (1) + 4.50%	$—	$164,433
Mortgage loan (2)	9 hotels	May 2014	LIBOR (1) + 6.50%	135,000	135,000
Mortgage loan	1 hotel	May 2014	8.32%	5,036	5,075
Senior credit facility (4)	Various	September 2014	LIBOR (1) + 2.75% to 3.50%	—	—
Mortgage loan (2)	5 hotels	November 2014	Greater of 6.40% or LIBOR (1) + 6.15%	211,000	211,000
Mortgage loan	8 hotels	December 2014	5.75%	101,724	102,348
Mortgage loan	10 hotels	July 2015	5.22%	148,346	148,991
Mortgage loan (3)	1 hotel	September 2015	LIBOR (1) + 4.90%	—	69,000
Mortgage loan	8 hotels	December 2015	5.70%	94,360	94,899
Mortgage loan	5 hotels	February 2016	5.53%	107,288	107,737
Mortgage loan	5 hotels	February 2016	5.53%	88,974	89,347
Mortgage loan	5 hotels	February 2016	5.53%	77,071	77,394
Mortgage loan (5)	5 hotels	February 2016	LIBOR (1) + 4.75%	200,000	—
Mortgage loan	5 hotels	April 2017	5.95%	112,960	113,343
Mortgage loan	5 hotels	April 2017	5.95%	101,533	101,878
Mortgage loan	5 hotels	April 2017	5.95%	154,494	155,019
Mortgage loan	7 hotels	April 2017	5.95%	123,578	123,997
Mortgage loan	1 hotel	November 2020	6.26%	100,910	101,268
Mortgage loan	1 hotel	January 2024	5.49%	10,775	10,800
Mortgage loan	1 hotel	January 2024	5.49%	7,383	7,400
Total				$1,780,432	$1,818,929
____________________________________
(1) LIBOR rates were 0.152% and 0.168% at March 31, 2014 and December 31, 2013, respectively.
(2) These mortgage loans have three one-year extension options subject to satisfaction of certain conditions.
(3) This mortgage loan was assumed by Ashford Prime in connection with the sale of the Pier House Resort.
(4) Our borrowing capacity under our senior credit facility is $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. We may use up to $10.0 million for standby letters of credit. The credit facility has a one-year extension option subject to advance notice, certain conditions and a 0.25% extension fee.
(5) On January 24, 2014, we refinanced our $164.4 million loan due March 2014 with a $200.0 million loan due February 2016, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan provides for an interest rate of LIBOR + 4.75%, with a LIBOR floor of 0.20%.
On January 24, 2014, we refinanced our $164.4 million loan due March 2014 with a $200.0 million loan due February 2016, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan provides for an interest rate of LIBOR + 4.75%, with a LIBOR floor of 0.20%. The new loan continues to be secured by the same five hotels that secured the original loan, including: the Embassy Suites Philadelphia Airport, Embassy Suites Walnut Creek, Sheraton Mission Valley San Diego, Sheraton Anchorage and the Hilton Minneapolis/St Paul Airport Mall of America. The refinance resulted in excess proceeds above closing costs and reserves of approximately $37.8 million.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or AHLP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or AHLP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of March 31, 2014, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with these covenant provisions would result in us being in default on any derivative instrument obligations covered by the applicable agreement. At

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

March 31, 2014, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was a liability of $46,000.
8. Income (Loss) Per Share
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

	Three Months Ended March 31,
	2014	2013
Net loss allocated to common shareholders:
Net loss attributable to the Company	$(2,388)	$(14,686)
Less: Dividends on preferred stocks	(8,490)	(8,490)
Less: Dividends on common stock	(9,629)	(8,139)
Less: Dividends on unvested restricted shares	(84)	(61)
Undistributed loss	(20,591)	(31,376)
Add back: Dividends on common stock	9,629	8,139
Distributed and undistributed net loss - basic and diluted	$(10,962)	$(23,237)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted	81,690	67,682

Basic loss per share:
Loss from continuing operations allocated to common shareholders per share	$(0.13)	$(0.34)
Income (loss) from discontinued operations allocated to common shareholders per share	—	—
Net loss allocated to common shareholders per share	$(0.13)	$(0.34)

Diluted loss per share:
Loss from continuing operations allocated to common shareholders per share	$(0.13)	$(0.34)
Income (loss) from discontinued operations allocated to common shareholders per share	—	—
Net loss allocated to common shareholders per share	$(0.13)	$(0.34)
Due to the anti-dilutive effect, the computation of diluted loss per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$84	$61
Net loss attributable to noncontrolling interest in operating partnership units	(877)	(2,762)
Total	$(793)	$(2,701)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	144	146
Effect of assumed conversion of operating partnership units	19,316	17,967
Total	19,460	18,113

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Derivative Instruments and Hedging
Interest Rate Derivatives – We are exposed to risks arising from our business operations, economic conditions, and financial markets. To manage these risks, we use interest rate derivatives to hedge our debt and potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. Interest rate derivatives may include interest rate swaps, caps, floors and flooridors. Our derivatives are subject to master-netting settlement arrangements. The maturities on these instruments range from May 2014 to February 2016. To mitigate nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.
Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in market value is over $250,000. The net carrying value of our credit default swaps were liabilities of $46,000 and $73,000 as of March 31, 2014 and December 31, 2013, respectively, which are included in “Liabilities associated with marketable securities and other” in the consolidated balance sheets. We recognized unrealized losses of $226,000 and $904,000 for the three months ended March 31, 2014 and 2013, respectively, that are included in “Unrealized loss on derivatives” in the consolidated statements of operations.
Marketable Securities and Liabilities Associated with Marketable Securities and other– We invest in public securities, including stocks and put and call options, which are considered derivatives. At March 31, 2014, we had investments in these derivatives totaling $458,000 and liabilities of $376,000. At December 31, 2013, we had investments in these derivatives totaling $560,000 and liabilities of $561,000.
10. Fair Value Measurements
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2014, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.16% to 1.04% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting (4)	Total

March 31, 2014:
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$—	$95	$—	$95	(1)
Equity put and call options	458	—	—	458	(2)
Non-derivative assets:
Equity and US treasury securities	32,638	—	—	32,638	(2)
Total	33,096	95	—	33,191
Liabilities
Derivative liabilities:
Credit default swaps	—	769	(815)	(46)	(3)
Short-equity put options	(97)	—	—	(97)	(3)
Short-equity call options	(279)	—	—	(279)	(3)
Non-derivative liabilities:
Margin account balance	(5,524)	—	—	(5,524)	(3)
Total	(5,900)	769	(815)	(5,946)
Net	$27,196	$864	$(815)	$27,245

December 31, 2013:
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$—	$19	$—	$19	(1)
Equity put and call options	560	—	—	560	(2)
Non-derivative assets:
Equity and US treasury securities	29,041	—	—	29,041	(2)
Total	29,601	19	—	29,620
Liabilities
Derivative Liabilities:
Credit default swaps	—	995	(1,068)	(73)	(3)
Short-equity put options	(82)	—	—	(82)	(3)
Short-equity call options	(479)	—	—	(479)	(3)
Non-derivative Liabilities:
Margin account balance	(3,130)	—	—	(3,130)	(3)
Total	(3,691)	995	(1,068)	(3,764)
Net	$25,910	$1,014	$(1,068)	$25,856
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarizes the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income			Reclassified from Accumulated OCI into Interest Expense
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
	2014		2013		2014	2013		2014	2013
Assets
Derivative assets:
Interest rate derivatives	$(121)		$(10,645)		$—	$10,639		$71	$8
Equity put and call options	(512)		204		—	—		—	—
Credit default swaps	(247)		(925)		—	—		—	—
Non-derivative assets:
Equity and US treasury securities	1,242		2,576		—	—		—	—
Total	362		(8,790)		—	10,639		71	8
Liabilities
Derivative liabilities:
Interest rate derivatives	—		4,400		—	(4,424)		—	—
Short-equity put options	391		7		—	—		—	—
Short-equity call options	4		(585)		—	—		—	—
Non-derivative liabilities:
Short-equity securities	—		—		—	—		—	—
Total	395		3,822		—	(4,424)		—	—
Net	$757		$(4,968)		$—	$6,215		$71	$8
Total combined
Interest rate derivatives	$(121)		$(6,245)		$—	$6,215		$71	$8
Credit default swaps	(226)		(904)		—	—		—	—
Total derivatives	(347)	(1)	(7,149)	(1)	—	6,215	(2)	71	8
Unrealized gain on marketable securities	1	(3)	2,701	(3)	—	—		—	—
Realized gain (loss) on marketable securities	1,103	(2) (4)	(520)	(2)	—	—		—	—
Net	$757		$(4,968)		$—	$6,215		$71	$8

____________________________________
(1) Reported as “Unrealized loss on derivatives” in the consolidated statements of operations.
(2) Included in “Other income” in the consolidated statements of operations.
(3) Reported as “Unrealized gain on marketable securities” in the consolidated statements of operations.
(4) Includes cost of $21 and $21 for the three months ended March 31, 2014 and 2013, respectively, associated with credit default swaps.
For the three months ended March 31, 2014 and 2013 the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive loss totaled $0 and $(2,000), respectively. During the next twelve months, we expect $28,000 of accumulated comprehensive loss will be reclassified to interest expense.

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

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$33,096	$33,096	$29,601	$29,601
Derivative assets, net	$95	$95	$19	$19
Liabilities associated with marketable securities and other	$5,946	$5,946	$3,764	$3,764

Financial assets not measured at fair value:
Cash and cash equivalents	$154,110	$154,110	$128,780	$128,780
Restricted cash	$62,853	$62,853	$61,498	$61,498
Accounts receivable	$30,689	$30,689	$21,791	$21,791
Note receivable	$3,424	$ 2,858 to $3,158	$3,384	$ 2,800 to $3,094
Due from affiliates	$761	$761	$1,302	$1,302
Due from Ashford Prime, net	$1,580	$1,580	$13,042	$13,042
Due from related party, net	$877	$877	$—	$—
Due from third-party hotel managers	$35,960	$35,960	$33,728	$33,728

Financial liabilities not measured at fair value:
Indebtedness	$1,780,432	$ 1,746,456 to $1,930,294	$1,818,929	$ 1,786,651 to $1,974,714
Accounts payable and accrued expenses	$68,946	$68,946	$70,683	$70,683
Dividends payable	$20,891	$20,891	$20,735	$20,735
Due to related party, net	$—	$—	$270	$270
Due to third-party hotel managers	$1,362	$1,362	$958	$958
Cash, cash equivalents, and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, accounts payable, accrued expenses, dividends payable, due to/from Ashford Prime, due to/from related party, due to/from affiliates and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Note receivable. Fair values of notes receivable may be determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for these notes. We estimated the fair value of note receivable to be approximately 16.5% to 7.8% lower than the carrying value of $3.4 million at March 31, 2014 and approximately 17.3% to 8.6% lower than the carrying value of $3.4 million at December 31, 2013. This is considered a Level 2 valuation technique.
Marketable securities. Marketable securities consist of US treasury bills, public equity securities, and equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates. See Notes 2, 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 98.1% to 108.4% of the carrying value of $1.8 billion at March 31, 2014 and approximately 98.2% to 108.6% of the carrying value of $1.8 billion at December 31, 2013. This is considered a Level 2 valuation technique.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Derivative assets, net and liabilities associated with marketable securities and other. Fair values of interest rate derivatives are determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Liabilities associated with marketable securities consists of a margin account balance, short public equity securities and short equity put and call options. Fair value is determined based on quoted market closing prices at the balance sheet dates. See Notes 2, 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
12. Redeemable Noncontrolling Interests in Operating Partnership
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
LTIP units, which are issued to certain executives and employees as compensation, have vesting periods ranging from three to five years. Additionally, certain independent members of the Board of Directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which can then be redeemed for cash or, at our election, settled in our common stock. As of March 31, 2014, we have issued 8.0 million LTIP units in total, of which all but 921,000 units issued in February 2014 have reached full economic parity with the common units. All LTIP units issued had an aggregate value of $79.3 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $3.9 million and $7.9 million was recognized for the three months ended March 31, 2014 and 2013, respectively. The unamortized value of LTIP units was $27.5 million at March 31, 2014, which will be amortized over periods from 0.1 to 2.9 years. During the three months ended March 31, 2014, no operating partnership units were presented for redemption or converted to shares of our common stock.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of March 31, 2014 and December 31, 2013 were $194.2 million and $134.2 million, respectively, which represents ownership of our operating partnership of 12.91% and 12.72%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2014 and December 31, 2013 included adjustments of $175.7 million and $123.3 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net losses of $877,000 and $2.8 million for the three months ended March 31, 2014 and 2013, respectively. We declared cash distributions to operating partnership units of $2.7 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
13. Equity and Equity-Based Compensation
Common Stock Dividends – For each of 2014 and 2013, the Board of Directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2014.
Equity-Based Compensation – We recognized compensation expense related to restricted shares of our common stock of $617,000 and $444,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the unamortized cost of the unvested shares of restricted stock was $6.5 million, which is being amortized over periods from 0.5 to 2.9 years.
Preferred Dividends – During the three months ended March 31, 2014, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9.00% Series E preferred stock. During the three months ended March 31, 2013, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.
Noncontrolling Interests in Consolidated Entities – Our noncontrolling entity partner, had an ownership interest of 15% in two hotel properties and a total carrying value of $1.0 million at each of March 31, 2014 and December 31, 2013. Our ownership interest is reported in equity in the consolidated balance sheets. Through November 19, 2013, we held a 75% ownership interest

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

in two hotel properties in which our partner held a 25% ownership interest. These two hotel properties were contributed to Ashford Prime in connection with the spin-off. Noncontrolling interests in consolidated entities were allocated losses of $27,000 and $707,000 for the three months ended March 31, 2014 and 2013, respectively.
14. Commitments and Contingencies
Restricted Cash – Under certain management and debt agreements for our hotel properties existing at March 31, 2014, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees – Under franchise agreements for our hotel properties existing at March 31, 2014, we pay franchisor royalty fees between 3% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2015 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
Our continuing operations incurred franchise fees of $8.9 million and $7.1 million for the three months ended March 31, 2014 and 2013, respectively.
Management Fees – Under management agreements for our hotel properties existing at March 31, 2014, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2015 through 2032, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities.
In September 2010, the Internal Revenue Service ("IRS") completed an audit of one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Internal Revenue Code (IRC) Section 482 that reduced the amount of rent we charged the taxable REIT subsidiary ("TRS"). We owned a 75% interest in the hotel properties and the TRS at issue. In connection with the TRS audit, the IRS selected our REIT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm's length rate. We strongly disagreed with the IRS's position and appealed our cases to the IRS Appeals Office. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms' length terms as required by applicable Treasury regulations. We believe the IRS transfer pricing methodologies applied in the audits contained flaws and that the IRS adjustments to the rent charged were inconsistent with the U.S. federal tax laws related to REITs and true leases. The IRS Appeals Office reviewed our cases in 2012. In July 2013, the IRS Appeals Office issued "no-change letters" for the TRS and the REIT indicating that the 2007 tax returns were accepted as filed and the examinations resulted in no deficiencies. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS requested and we agreed to extend the assessment statute of limitations for both the TRS and the REIT for the 2007 tax year to March 31, 2014. Accordingly, the IRS had the right to reopen the cases until March 31, 2014 but did not elect to do so.
In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS did not propose any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to the TRS was greater than the arms' length rate pursuant to IRC Section 482. The TRS adjustment is for $1.6 million of additional income which would equate to approximately

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

$467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represents the IRS' imputation of compensation to the TRS under IRC Section 482 for agreeing to be a party to the lessor entity's bank loan agreement. We owned a 75% interest in the lessor entity through November 19, 2013, when our interest was contributed to Ashford Prime in connection with the previously discussed spin-off. We strongly disagree with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS has misinterpreted certain terms of the lease, third party hotel management agreements, and bank loan agreements. We appealed our cases to the IRS Appeals Office and the IRS assigned the same Appeals team that oversaw our 2007 cases to our 2008 cases. Our representatives attended the Appeals conferences for the 2008 cases in August 2013 and February 2014. One or more additional conferences with the Appeals Office will be required to resolve our cases and we anticipate these will occur in 2014. The IRS has requested and we have agreed to extend the assessment statute of limitations four times for both the TRS and REIT for the 2008 tax year. The most recent request was made in March 2014 and extends the statute for the 2008 tax year to December 31, 2014. We have indemnified Ashford Prime for any potential losses resulting from the completion of this examination.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2014 and December 31, 2013, all of our hotel properties were domestically located.
16. Subsequent Events
On April 8, 2014, we commenced a follow-on public offering of 7.5 million shares of common stock at $10.70 per share for gross proceeds of $80.3 million. The offering settled on April 14, 2014. The aggregate proceeds net of underwriting discount and other expenses were approximately $76.8 million. We granted the underwriters a 30-day option to purchase up to an additional 1.1 million shares of common stock. On May 9, 2014, the underwriters partially exercised their option to purchase an additional 850,000 shares of our common stock at a price of $10.70 per share less the underwriting discount resulting in additional net proceeds of approximately $8.7 million.
On May 1, 2014, we refinanced a $5.1 million mortgage loan due May 2014, with a $6.9 million loan due May 2024. The new loan provided for a fixed rate of 4.99%. The new loan continues to be secured by the Manchester/Hartford Courtyard. We have an 85% ownership interest in the property, with Interstate Hotels & Resorts holding the remaining 15%. We received 85% of the excess loan proceeds, which were $727,000.

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
Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others:

•
factors discussed in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 3, 2014, including those set forth under the sections titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in this Form 10-Q;

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
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties that will be accretive to our portfolio;

•	opportunistic disposition of hotel properties;

•	investing in securities;

•	pursuing capital market activities to enhance long-term shareholder value;

•	preserving capital, enhancing liquidity, and continuing current cost-saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.
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
Spin-off of Ashford Prime - On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime, a newly formed company. We contributed the portfolio interests into Ashford Prime OP, Ashford Prime's operating partnership. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our common shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such shareholder as of the close of business on November 8, 2013. Ashford Prime is expected to qualify as a REIT for federal income tax purposes, and is listed on the New York Stock Exchange, under the symbol “AHP.” The transaction also included options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida. Ashford LLC, our subsidiary, acts as external advisor to Ashford Prime.
With respect to the eight hotel properties that are now owned by Ashford Prime, the operating results are included in our consolidated statements of operations for the three months ended March 31, 2013, in accordance with the applicable accounting guidance. We sold the Pier House Resort to Ashford Prime on March 1, 2014. Its results of operations are included in continuing operations as the sale does not meet the requirements to be classified in discontinued operations in accordance with the applicable accounting guidance. With respect to the Pier House Resort, its operating results from January 1, 2014 through February 28, 2014 are included in our results of operations for the three months ended March 31, 2014. Because we acquired the Pier House Resort on May 14, 2013, its operating results are not included in our results of operations for the three months ended March 31, 2013. The Crystal Gateway Marriott in Arlington, Virginia is included in "assets held and used" and continuing operations as it does not meet the requirements to be classified as "held for sale" or "discontinued operations" in accordance with the applicable accounting guidance. The following table summarizes the operating results of the eight-hotel portfolio and the Pier House Resort included in our results of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Total revenue	$4,260	$54,086
Total operating expenses	2,635	45,130
Operating income	1,625	8,956
Interest income	—	10
Interest expense and amortization of loan costs	(572)	(7,892)
Write-off of loan costs and exit fees	—	(1,971)
Unrealized loss on derivatives	—	(31)
Income (loss) before income taxes	$1,053	$(928)

Spin-off of Ashford Inc - On February 27, 2014, we announced that our Board of Directors unanimously approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable distribution. The distribution is expected to be completed in the third quarter of 2014, and we anticipate that (i) the distribution will be comprised of common stock in Ashford Inc., a newly formed company, (ii) Ashford Hospitality Advisors LLC ("Ashford LLC") will become a subsidiary of Ashford Inc. and (iii) Ashford Inc. will conduct its business and own substantially all of its property through Ashford LLC. Ashford LLC will continue to externally advise Ashford Prime and we expect that Ashford LLC will enter into a 20-year advisory agreement to externally advise the Company. We also expect that Ashford Inc. will file an application to list its shares on the NYSE or NYSE MKT Exchange. This distribution is anticipated to be declared effective during the third quarter of 2014; however, it remains subject to effectiveness of the registration statement filed with the SEC, the approval of the listing of shares by the applicable exchange, and other legal requirements. We cannot be certain this distribution will proceed or proceed in the manner as currently anticipated.
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
Also, we have entered into certain customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of our subsidiaries or unconsolidated entities that may result from non-recourse carve-outs, which include, but are not limited to fraud, misrepresentation, willful misconduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities. Certain of these guarantees represent a guaranty of material amounts, and if we are required to make payments under those guarantees, our liquidity could be adversely affected. In connection with the Ashford Prime Spin-off, we are still jointly and severally liable under certain carve-out guarantees and environmental indemnities associated with three loans. Ashford Prime has indemnified us in the case that any of these guarantees are ever called.
As of March 31, 2014, the borrowing capacity under our senior credit facility is $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. We may use up to $10.0 million for standby letters of credit.
In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares have been sold under this ATM program since its inception. The ATM program will remain in effect until such time that either party elects to terminate or the $50.0 million cap is reached.
In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. The ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached. Through March 31, 2014, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the first three months of 2014, no shares were issued.
On November 19, 2013, we completed the spin-off of Ashford Prime and the 8-hotel portfolio contributed to Ashford Prime. The cash flows from operations generated by the 8-hotel portfolio were approximately $13.1 million for the three months ended March 31, 2013. The absence of the cash flows generated by these eight hotel properties and the Pier House Resort from our operations could have a significant impact on our liquidity. However, as a result of retaining an ownership interest in Ashford Prime OP, Ashford Prime's operating partnership, our portion of Ashford Prime OP’s net income (loss) is reflected in our results of operations since November 19, 2013. Additionally, our subsidiary, Ashford LLC, acts as the external advisor to Ashford Prime, and as a result, we receive advisory fees from Ashford Prime. Ashford Prime is required to pay Ashford LLC a quarterly base fee equal to 0.70% per annum of the total enterprise value of Ashford Prime, subject to a minimum quarterly base fee, as payment for managing the day-to-day operations of Ashford Prime and its subsidiaries in conformity with Ashford Prime’s investment guidelines. Ashford Prime is also required to pay Ashford LLC an annual incentive fee that is based on Ashford Prime’s total return performance as compared to Ashford Prime’s peer group. The fees are included in our results of operations since November 19, 2013 and could, over time, result in significant cash inflows, which could also have a material impact on our liquidity.
On January 24, 2014, we refinanced our $164.4 million loan due March 2014 with a $200.0 million loan due February 2016, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan provides for an interest rate of LIBOR + 4.75%, with a LIBOR floor of 0.20%. The new loan continues to be secured by the same five hotels that secured the original loan, including: the Embassy Suites Philadelphia Airport, Embassy Suites Walnut Creek, Sheraton Mission Valley San Diego, Sheraton Anchorage and the Hilton Minneapolis/St Paul Airport Mall of America. The excess proceeds above closing costs and reserves were added to our unrestricted cash balance.
On February 27, 2014, we announced that our Board of Directors unanimously approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable distribution. After the spin-off, we will no longer receive advisory fee revenue from Ashford Prime or have salaries and benefits expense related to our employees that will be part of the spin-off. In turn, we expect that we will begin paying advisory fees to Ashford LLC and have increased general and administrative expenses. We do not anticipate that this will result in a material change in our results of operations or our cash flows from operations.
On April 8, 2014, we commenced a follow-on public offering of 7.5 million shares of common stock at $10.70 per share for gross proceeds of $80.3 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $76.8 million. The offering settled on April 14, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.1 million shares of common stock. On May 9, 2014, the underwriters partially exercised their option to purchase an additional 850,000 shares of our common stock at a price of $10.70 per share less the underwriting discount resulting in additional net proceeds of approximately $8.7 million.
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
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $11.1 million and $19.0 million for the three months ended March 31, 2014 and 2013, respectively. Cash flows from operations are impacted by changes in hotel operations, including the effect of the 8-hotel properties included in the Ashford Prime spin-off as well as changes in restricted cash due to the timing of cash deposits for certain loans and capital expenditures as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2014, investing activities provided net cash flows of $9.4 million, which primarily consisted of cash inflows of $22.4 million attributable to cash proceeds received from the sale of the Pier House Resort, $13.6 million of reimbursements from Ashford Prime related to transaction costs from the Ashford Prime spin-off and dividends of $249,000 from Ashford Prime, partially offset by $27.0 million of capital improvements made to various hotel properties. For the three months ended March 31, 2013, investing activities used net cash flows of $19.8 million, which primarily consisted of $20.0 million for capital improvements made to various hotel properties, offset by cash inflows of $148,000 received from the sale of a WorldQuest condominium unit and $60,000 of cash payments received on previously impaired mezzanine loans.
Net Cash Flows Provided by Financing Activities. For the three months ended March 31, 2014, net cash flows provided by financing activities were $4.9 million. Cash inflows consisted primarily of $200.0 million in borrowings on indebtedness. Cash inflows were partially offset by cash outlays primarily consisting of $169.5 million for repayments of indebtedness, $20.7 million for dividend payments to common and preferred shareholders and unit holders, $1.0 million for distributions to noncontrolling interests in consolidated entities and $3.8 million for payments of loan costs and prepayment penalties. For the three months ended March 31, 2013, net cash flows provided by financing activities were $24.9 million. Cash inflows consisted primarily of $199.9 million in borrowings on indebtedness and $7.9 million in proceeds from the counterparties of our interest rate derivatives. Cash inflows were partially offset by cash outlays primarily consisting of $148.6 million for repayments of indebtedness, $18.3 million for dividend payments to common and preferred stockholders and unit holders, $13.5 million for distributions to noncontrolling interests in consolidated entities and $2.8 million for payments of loan costs and prepayment penalties.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of March 31, 2014, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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
At March 31, 2014, our only recourse obligation is our $165.0 million senior credit facility held by six banks, which expires in September 2014. Currently, there is no outstanding balance on this credit facility. The primary covenants of this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through expiration (ours was 1.29x at March 31, 2014); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 58.27% at March 31, 2014). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity. However, if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises, or, to the extent necessary, asset sales.
Based on our current level of operations, management believes that our cash flow from operations, our existing cash balances, and availability under our senior credit facility ($165.0 million at March 31, 2014) will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2014 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties. Additionally, we have no further rights to extend our senior credit facility beyond the one-year extension option and can give no assurance that the lenders under our senior credit facility would agree to any further extension or that a replacement credit facility could be obtained.
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
Dividend Policy. For each of the three month periods ended March 31, 2014 and 2013, the Board of Directors declared quarterly dividends of $0.12 per outstanding share of common stock. In December 2013, the Board of Directors approved our 2014 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2014. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS
RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate (“ADR”) charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Favorable/ (Unfavorable) Change
	2014	2013

Total revenue	$195,596	$231,942	$(36,346)
Total hotel operating expenses	$(120,566)	$(147,516)	$26,950
Property taxes, insurance, and other	$(9,620)	$(12,248)	$2,628
Depreciation and amortization	$(26,229)	$(32,480)	$6,251
Impairment charges	$101	$96	$5
Corporate, general, and administrative	$(12,735)	$(14,516)	$1,781
Operating income	$26,547	$25,278	$1,269
Equity in loss of unconsolidated entities	$(3,498)	$(6,888)	$3,390
Interest income	$6	$36	$(30)
Other income	$1,277	$5,822	$(4,545)
Interest expense and amortization of loan costs	$(28,525)	$(35,380)	$6,855
Write-off of loan costs and exit fees	$(2,028)	$(1,971)	$(57)
Unrealized gain on marketable securities	$1	$2,701	$(2,700)
Unrealized loss on derivatives	$(347)	$(7,149)	$6,802
Income tax expense	$(216)	$(604)	$388
Loss from continuing operations	$(6,783)	$(18,155)	$11,372
Gain on sale of hotel property, net of tax	$3,491	$—	$3,491
Net loss	$(3,292)	$(18,155)	$14,863
Loss from consolidated entities attributable to noncontrolling interests	$27	$707	$(680)
Net loss attributable to redeemable noncontrolling interests in operating partnership	$877	$2,762	$(1,885)
Net loss attributable to the Company	$(2,388)	$(14,686)	$12,298
The following table illustrates key performance indicators for our hotel properties included in continuing operations for the three months ended March 31, 2014 and 2013.The results of the Pier House Resort, which was acquired on May 14, 2013 and sold on March 1, 2014 are included for the period January 1, 2014 through February 28, 2014. The operating results of the eight hotel properties included in the Ashford Prime spin-off are included in continuing operations for the three months ended March 31, 2013.

	Three Months Ended March 31,
	2014	2013
RevPar (revenue per available room)	$102.16	$99.48
Occupancy	74.72%	71.42%
ADR (average daily rate)	$136.73	$139.29

Comparison of the Three Months Ended March 31, 2014 and 2013
Income from continuing operations represents the operating results of our hotel properties and WorldQuest included in continuing operations for the three months ended March 31, 2014 and 2013. The results of the Pier House Resort, which was acquired on May 14, 2013 and sold on March 1, 2014 are included for the period January 1, 2014 through February 28, 2014. The operating results of the eight hotel properties included in the Ashford Prime spin-off are included in continuing operations for the three months ended March 31, 2013.
Revenue. Rooms revenue for the three months ended March 31, 2014 (the “2014 quarter”) decreased $25.7 million, or 14.0%, to $157.7 million from $183.5 million for the three months ended March 31, 2013 (the “2013 quarter”). We experienced a decrease in rooms revenue of $38.6 million as a result of the Ashford Prime spin-off offset by a $12.9 million increase from our remaining 86 hotel properties and WorldQuest. Food and beverage revenue experienced a decrease of $11.4 million, or 28.8%, of which food and beverage revenue decreased $13.1 million as a result of the spin-off offset by an increase of $1.7 million from our remaining 86 hotel properties. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced a decrease of $2.3 million, attributable to the spin-off. We recorded advisory services revenue of $2.2 million from Ashford Prime which was comprised of a base advisory fee of $2.0 million and reimbursable overhead and internal audit services of $223,000. No incentive management fee was recognized during the 2014 quarter in connection with the advisory agreement between Ashford LLC and Ashford Prime. Other non-hotel revenue in the 2014 quarter was $1.1 million compared to $0.1 million in the 2013 quarter. The increase in other non-hotel revenue is primarily attributable to $926,000 of expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services to PIM Highland JV. These reimbursements were presented as credits in corporate, general and administrative expenses for the three months ended March 31, 2013.
Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced decreases of $16.0 million in direct expenses and $11.0 million in indirect expenses and management fees in the 2014 quarter. Direct expenses and indirect expenses and management fees decreased $19.2 million and $15.5 million, respectively as a result of the spin-off. The increases from our remaining 86 hotel properties and WorldQuest are attributable to higher hotel revenues at those properties. Direct expenses were 29.6% and 31.9% of total hotel revenue for the 2014 quarter and the 2013 quarter, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other decreased $2.6 million for the 2014 quarter to $9.6 million due to $2.9 million of property taxes, insurance, and other in the 2013 quarter associated with the properties included in the Ashford Prime spin-off. This decrease was partially offset by higher property taxes and higher insurance premiums.
Depreciation and Amortization. Depreciation and amortization decreased $6.3 million for the 2014 quarter compared to the 2013 quarter due to $7.5 million of depreciation and amortization in the 2013 quarter associated with the properties included in the Ashford Prime spin-off. The resulting increase of $1.2 million is attributable to capital expenditures that have occurred since March 31, 2013.
Impairment Charges. We recorded credits to impairment charges of $101,000 and $96,000 for the 2014 quarter and 2013 quarter, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased to $12.7 million for the 2014 quarter compared to $14.5 million for the 2013 quarter. Non-cash equity-based compensation decreased $3.9 million, which is primarily attributable to additional expense in the 2013 quarter associated with accelerated vestings of LTIP units of our Chairman Emeritus as a result of his retirement. Additionally, corporate, general and administrative expenses increased $1.8 million, which is primarily attributable to $926,000 of expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services to PIM Highland JV. These reimbursements were presented as credits in corporate, general and administrative expenses for the three months ended March 31, 2013 and as other revenue for the three months ended March 31, 2014. The remaining increase is attributable to higher salaries and benefits, costs associated with the proposed spin-off of Ashford Inc., higher office expenses and higher professional fees.
Equity in Loss of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $3.5 million and $6.9 million for the 2014 quarter and the 2013 quarter, respectively. Included in the 2014 quarter is our equity in loss of Ashford Prime of $744,000 and our equity in loss of PIM Highland JV of $2.8 million. The 2013 quarter only included our equity in loss of PIM Highland JV.
Interest Income. Interest income was $6,000 and $36,000 for the 2014 quarter and the 2013 quarter, respectively.

Other Income. Other income was $1.3 million and $5.8 million for the 2014 quarter and the 2013 quarter, respectively. The decrease in other income is primarily attributable to the expiration of non-hedge interest rate swaps in the first quarter of 2013. The non-hedge interest rate swaps provided no income in the 2014 quarter compared to income of $6.2 million in the 2013 quarter. Other income also included a realized gain on marketable securities of $1.1 million for the 2014 quarter compared to a realized loss on marketable securities of $520,000 for the 2013 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $6.9 million to $28.5 million for the 2014 quarter from $35.4 million for the 2013 quarter. The decrease is primarily due to lower interest expense resulting from lower debt balances associated with the spin-off and a decrease in the weighted average interest rate of our debt in the 2014 quarter compared to the 2013 quarter partially offset by higher loan cost amortization. The average LIBOR rates for the 2014 quarter and the 2013 quarter were 0.16% and 0.20%, respectively.
Unrealized Gain on Marketable Securities. Unrealized gain on marketable securities of $1,000 and $2.7 million for the 2014 quarter and the 2013 quarter, respectively, are based on changes in closing market prices during the quarter.
Unrealized Loss on Derivatives. For the 2014 quarter, we recorded an unrealized loss of $347,000, consisting of a $121,000 loss related to interest rate derivatives and a $226,000 loss related to credit default swaps. The majority of our interest rate derivatives expired in the first quarter of 2013. In the 2013 quarter, we recorded an unrealized loss of $7.1 million, consisting of a $6.2 million loss related to interest rate derivatives and a $904,000 loss related to credit default swaps. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. We recorded income tax expense of $216,000 and $604,000 for the 2014 quarter and the 2013 quarter, respectively. The decrease in income tax expense is primarily due to decreased profitability in our TRS subsidiaries as a result of the Ashford Prime spin-off.
Gain on sale of hotel property. We recognized a gain of $3.5 million in connection with the sale of the Pier House Resort to Ashford Prime. We deferred a gain of $599,000, in accordance with the applicable accounting guidance, as a result of our equity investment in Ashford Prime OP.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated loss of $27,000 and $707,000 during the 2014 quarter and the 2013 quarter, respectively.
Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $877,000 and $2.8 million in the 2014 quarter and the 2013 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 12.91% and 13.11% in the operating partnership at March 31, 2014 and 2013, respectively.
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
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE-SHEET ARRANGEMENTS
There have been no material changes since December 31, 2013, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Form 10-K. We currently have no off-balance-sheet arrangements with any party nor do we anticipate any such arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014. There have been no material changes in these critical accounting policies.

NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO, and Adjusted FFO are made to assist our investors in evaluating our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gains or losses on sales of properties, impairment of assets, write-off of loan costs and exit fees, other income, and non-cash items such as amortization of unfavorable management contract liabilities, equity-based compensation and unrealized gains and losses on marketable securities and derivative instruments, as well as the Company's portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013

Net loss	$(3,292)	$(18,155)
Loss from consolidated entities attributable to noncontrolling interests	27	707
Net loss attributable to redeemable noncontrolling interests in operating partnership	877	2,762
Net loss attributable to the Company	(2,388)	(14,686)
Interest income	(6)	(36)
Interest expense and amortization of loan costs	28,491	34,972
Depreciation and amortization	26,191	31,661
Income tax expense	228	604
Net loss attributable to redeemable noncontrolling interests in operating partnership	(877)	(2,762)
Equity in loss of unconsolidated entities	3,498	6,888
Company's portion of EBITDA of unconsolidated entities (Ashford Prime OP)	2,534	—
Company's portion of EBITDA of unconsolidated entities (PIM Highland JV)	20,575	17,389
EBITDA	78,246	74,030
Amortization of unfavorable management contract liabilities	(494)	(612)
Impairment charges	(101)	(96)
Gain on sale of hotel property	(3,503)	—
Write-off of loan costs and exit fees	2,028	1,971
Other income (1)	(1,277)	(5,822)
Unrealized gain on marketable securities	(1)	(2,701)
Unrealized loss on derivatives	347	7,149
Equity-based compensation	4,488	8,342
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	314	—
Company's portion of adjustments to EBITDA of unconsolidated entities (PIM Highland JV)	(506)	19
Adjusted EBITDA	$79,541	$82,280
____________________________________

(1)	Other income, primarily consisting of income from interest rate derivatives and net realized gain/loss on marketable securities in both periods, is excluded from Adjusted EBITDA.

We calculate Funds From Operations (“FFO”) and Adjusted FFO ("AFFO") in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO ("AFFO") excludes write-off of loan costs and exit fees, impairments of assets, other income, and non-cash items such as equity-based compensation adjustments for modified employment terms, unrealized gains and losses on marketable securities and derivative instruments as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net loss to FFO and Adjusted FFO available to common shareholders (in thousands):

	Three Months Ended March 31,
	2014	2013

Net loss	$(3,292)	$(18,155)
Loss from consolidated entities attributable to noncontrolling interests	27	707
Net loss attributable to redeemable noncontrolling interests in operating partnership	877	2,762
Preferred dividends	(8,490)	(8,490)
Net loss attributable to common shareholders	(10,878)	(23,176)
Depreciation and amortization of real estate	26,105	31,615
Gain on sale of properties	(3,503)	—
Net loss attributable to redeemable noncontrolling interests in operating partnership	(877)	(2,762)
Equity in loss of unconsolidated entities	3,498	6,888
Company's portion of FFO of unconsolidated entities (Ashford Prime OP)	785	—
Company's portion of FFO of unconsolidated entities (PIM Highland JV)	8,851	5,636
FFO available to common shareholders	23,981	18,201
Write-off of loan costs and exit fees	2,028	1,971
Impairment charges	(101)	(96)
Other income (1)	(1,277)	393
Equity-based compensation adjustment for modified employment terms	—	4,678
Unrealized gain on marketable securities	(1)	(2,701)
Unrealized loss on derivatives	347	7,149
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	321	—
Company's portion of adjustments to FFO of unconsolidated entities (PIM Highland JV)	(506)	19
Adjusted FFO available to common shareholders	$24,792	$29,614
____________________________________
(1) Other income, primarily consisting of net realized loss on marketable securities in both periods, is excluded from Adjusted FFO.

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2014:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100%	150
Embassy Suites	Herndon, VA	Full service	150	100%	150
Embassy Suites	Las Vegas, NV	Full service	220	100%	220
Embassy Suites	Syracuse, NY	Full service	215	100%	215
Embassy Suites	Flagstaff, AZ	Full service	119	100%	119
Embassy Suites	Houston, TX	Full service	150	100%	150
Embassy Suites	West Palm Beach, FL	Full service	160	100%	160
Embassy Suites	Philadelphia, PA	Full service	263	100%	263
Embassy Suites	Walnut Creek, CA	Full service	249	100%	249
Embassy Suites	Arlington, VA	Full service	267	100%	267
Embassy Suites	Portland, OR	Full service	276	100%	276
Embassy Suites	Santa Clara, CA	Full service	257	100%	257
Embassy Suites	Orlando, FL	Full service	174	100%	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100%	119
Hilton	Houston, TX	Full service	242	100%	242
Hilton	St. Petersburg, FL	Full service	333	100%	333
Hilton	Santa Fe, NM	Full service	158	100%	158
Hilton	Bloomington, MN	Full service	300	100%	300
Hilton	Costa Mesa, CA	Full service	486	100%	486
Homewood Suites	Mobile, AL	Select service	86	100%	86
Hampton Inn	Lawrenceville, GA	Select service	85	100%	85
Hampton Inn	Evansville, IN	Select service	140	100%	140
Hampton Inn	Terre Haute, IN	Select service	112	100%	112
Hampton Inn	Buford, GA	Select service	92	100%	92
Marriott	Durham, NC	Full service	225	100%	225
Marriott	Arlington, VA	Full service	697	100%	697
Marriott	Bridgewater, NJ	Full service	347	100%	347
Marriott	Dallas, TX	Full service	265	100%	265
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100%	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100%	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100%	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100%	97
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100%	162
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100%	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100%	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100%	120
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100%	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100%	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100%	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100%	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100%	86
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100%	388
Courtyard by Marriott	Bloomington, IN	Select service	117	100%	117

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Columbus, IN	Select service	90	100%	90
Courtyard by Marriott	Louisville, KY	Select service	150	100%	150
Courtyard by Marriott	Crystal City, VA	Select service	272	100%	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100%	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100%	168
Courtyard by Marriott	Palm Desert, CA	Select service	151	100%	151
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100%	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100%	154
Courtyard by Marriott	Orlando, FL	Select service	312	100%	312
Courtyard by Marriott	Oakland, CA	Select service	156	100%	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100%	180
Courtyard by Marriott	Plano, TX	Select service	153	100%	153
Courtyard by Marriott	Edison, NJ	Select service	146	100%	146
Courtyard by Marriott	Newark, CA	Select service	181	100%	181
Courtyard by Marriott	Manchester, CT	Select service	90	85%	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100%	235
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100%	210
Marriott Residence Inn	Evansville, IN	Select service	78	100%	78
Marriott Residence Inn	Orlando, FL	Select service	350	100%	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100%	159
Marriott Residence Inn	San Diego, CA	Select service	150	100%	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100%	144
Marriott Residence Inn	Palm Desert, CA	Select service	130	100%	130
Marriott Residence Inn	Las Vegas, NV	Select service	256	100%	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100%	200
Marriott Residence Inn	Plano, TX	Select service	126	100%	126
Marriott Residence Inn	Newark, CA	Select service	168	100%	168
Marriott Residence Inn	Manchester, CT	Select service	96	85%	82
Marriott Residence Inn	Atlanta, GA	Select service	150	100%	150
Marriott Residence Inn	Jacksonville, FL	Select service	120	100%	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100%	144
One Ocean	Atlantic Beach, FL	Full service	193	100%	193
Sheraton Hotel	Langhorne, PA	Full service	186	100%	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100%	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100%	378
Sheraton Hotel	Anchorage, AK	Full service	370	100%	370
Sheraton Hotel	San Diego, CA	Full service	260	100%	260
Hyatt Regency	Coral Gables, FL	Full service	250	100%	250
Crowne Plaza	Beverly Hills, CA	Full service	258	100%	258
Annapolis Historic Inn	Annapolis, MD	Full service	124	100%	124
Ground Lease Properties
Hilton	Ft. Worth, TX	Full service	294	100%	294
Crowne Plaza	Key West, FL	Full service	160	100%	160
Total			16,895		16,868

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments and our derivatives portfolio that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. There have been no material changes to the analysis below since December 31, 2013.
At March 31, 2014, our total indebtedness of $1.8 billion included $546.0 million of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2014 would be approximately $1.4 million annually. Interest rate changes have no impact on the remaining $1.2 billion of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2014, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges and expired in March 2013. The changes in the fair market values of these transactions are noncash items and recorded in earnings. The interest rate derivatives we entered into have resulted in total income of approximately $234.4 million from their inception in 2008 through 2013. Based on the LIBOR rates in effect on March 31, 2014, any remaining derivatives are not expected to result in any income or expense for the remainder of 2014.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act)) as of March 31, 2014 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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

ITEM 1A.	RISK FACTORS
We may not be able to complete the proposed spin-off of our asset management business, on the terms we anticipate, or at all.
Our board of directors has unanimously approved a plan to spin-off our asset management business. We are targeting completion of the proposed spin-off in the third quarter of 2014. However, there can be no assurance that the proposed spin-off will be completed as anticipated, or at all. Our ability to complete the proposed spin-off and related restructuring transactions is subject to, among other things, the effectiveness of the Form 10 with the SEC, the filing and approval of an application to list the common stock of Ashford Inc. on a national securities exchange, certain third-party consents and approvals, and the final approval and declaration of the proposed distribution by our board of directors which will take into account the board's view of the continued advisability of the proposed spin-off at that time. If we are unable to consummate the proposed spin-off, we may not realize the full expected benefits of the proposed spin-off.
We have the right not to consummate or complete the proposed spin-off if, at any time, our board of directors determines, in its sole discretion, that the proposed spin-off is not in our best interests or that market conditions are such that it is not advisable to separate our asset management business from us.
The proposed spin-off may not have the benefits we anticipate.
We may not be able to achieve the full or any strategic and financial benefits that we expect will result from the spin-off of our asset management business, or the realization of such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will place a greater value on Ashford Inc. as a stand-alone entity than as a business that is a part of our company. In the event that the proposed spin-off does not have these and other expected benefits, the costs associated with the transaction, including an expected increase in general and administrative expenses, could have a negative effect on our financial condition and ability to make distributions to our stockholders. Moreover, the announcement of the proposed spin-off and the completion of the proposed spin-off could adversely affect the market price of our common stock.
Ashford Inc. may not be able to successfully implement its business strategy.
Assuming the spin-off is completed, there can be no assurance that Ashford Inc. will be able to generate sufficient revenues to pay its operating expenses and make satisfactory distributions to its stockholders, or any distributions at all, once it commences operations as an independent company. As an independent, public company, Ashford Inc. will incur legal, accounting, compliance and other costs associated with being a public company with equity securities traded on a national exchange, and such expenses will affect its financial condition, results of operations and cash flow. In addition, its results of operations and its ability to make or sustain distributions to its stockholders may depend on the level and volatility of interest rates, the availability of adequate short- and long-term financing, the financial markets and economic conditions, among other factors described in the Form 10. After the spin-off, we would not be required, and we do not expect, to provide Ashford Inc. with funds to finance its working capital or other cash requirements. As a result, Ashford Inc. may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements to provide funds for its capital needs, any of which could adversely affect the Ashford Inc. common stock initially received by our stockholders in the spin-off.

The distribution of Ashford Inc. common stock will not qualify for tax-free treatment for federal income tax purposes and may be taxable to our common stockholders as a dividend, however the tax impact will not be able to be calculated until after the end of the 2014 calendar year.
The distribution of Ashford Inc. common stock will not qualify for tax-free treatment for federal income tax purposes. If the proposed spin-off occurs, an amount equal to the fair market value of the shares of Ashford Inc. common stock received by our common stockholders on the distribution date, including any fractional shares deemed to be received on the distribution date, will be treated as a taxable dividend to the extent of each common stockholder's share of any of our current or accumulated earnings and profits for the year of the distribution. Any fair market value of the distribution in excess of such share of our current and accumulated earnings and profits is treated first as a non-taxable return of capital to the extent of the stockholder's adjusted tax basis in our common stock and then as capital gain. The distribution will not include a distribution of cash, except for cash in lieu of fractional shares, and thus our common stockholders will have to use cash from other sources to pay the income tax on this income. In addition, we or other applicable withholding agents may be required or permitted to withhold at the applicable rate on all or a portion of the distribution payable to non-U.S. stockholders, and any such withholding would be satisfied by us or such withholding agent by selling a portion of the Ashford Inc. common stock otherwise distributable to non-U.S. stockholders. Such non-U.S. stockholders may bear brokerage fees or other costs from this withholding procedure. The adjusted tax basis of our common stockholders in our common stock held at the time of the distribution will be reduced (but not below zero) to the extent the fair market value of the shares of Ashford Inc. common stock distributed by us to the common stockholders in the distribution exceeds such stockholder's share of our current and accumulated earnings and profits. The holding period for shares of our common stock will not be affected by the distribution. We will not be able to advise our common stockholders of the amount of our earnings and profits until after the end of the 2014 calendar year.
Although we will be ascribing a value to Ashford Inc.'s shares in the distribution for tax purposes, this valuation is not binding on the Internal Revenue Service (the "IRS") or any other taxing authority. These taxing authorities could ascribe a higher valuation to such shares, particularly if Ashford Inc.'s stock trades at prices significantly above the value ascribed to such shares by us in the period following the distribution. Such a higher valuation may cause a larger reduction in the adjusted tax basis of shares of our common stock or may cause you to recognize additional dividend or capital gain income. All stockholders are urged to consult a tax advisor as to the particular tax consequences of the distribution to them.
If gain we recognize from the proposed spin-off and certain other items of income are significant enough, we may fail to qualify as a REIT for federal income tax purposes.
The gain we recognize as a result of the proposed spin-off will not be qualifying income for purposes of the 75% gross income test for federal income tax purposes applicable to a REIT. The gain we recognize as a result of the proposed spin-off, combined with any other items of income we earn in the year in which the spin-off occurs that are not qualifying income for purposes of the 75% gross income test, could cause us to fail our REIT income tests for that year, which could cause us to lose our REIT status for federal income tax purposes for the year in which the spin-off occurs, and we would be prohibited from electing REIT status for the following four taxable years. If we fail to qualify as a REIT, we will be subject to federal and applicable state and local income tax on our taxable income at regular corporate rates. Losing our REIT status would reduce our net income available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. Losing our REIT status would materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.
The proposed spin-off could result in our common stock trading at a lower market price than anticipated.
One of the intended benefits of the proposed spin-off is that the aggregate of the market prices of a share of our common stock and a share of Ashford Inc.'s common stock will be greater than was or would be the market price of our common stock had the proposed spin-off not been effected, although it is understood that most spin-offs will result in the stock price of the company that effects the spin-off being somewhat lower, at least for some period after the spin-off, than it was prior to the spin-off. If investors and analysts were to view the proposed spin-off of Ashford Inc. as adversely affecting our post-spin-off financial condition, results of operations and cash flows in a manner disproportionate to the net value of the current asset management business of Ashford Inc., our common stock could trade at a market price lower than that which would accurately reflect the fair value of our company and result in the aggregate of the market prices of a share of our common stock and a share of Ashford Inc.'s common stock being less than the market price of a share of our common stock immediately prior to the spin-off.
The proposed spin-off could adversely affect our ability to make distributions in future periods.
Our cash flows in future periods would be reduced by the amount of the net cash flows that would have been generated in future periods by the asset management business. As a result, the distributions to our stockholders that we make with respect to future periods could be reduced to amounts less than the distributions otherwise anticipated by our stockholders for such future periods.
If the proposed spin-off occurs, we will rely on Ashford Inc.'s performance under various agreements.
In connection with the proposed spin-off, we expect to enter into an advisory agreement and various other agreements with Ashford Inc. These agreements will govern our relationship with Ashford Inc. and will also provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the proposed spin-off. We and Ashford Inc. may also agree to provide each other with indemnities with respect to liabilities arising out of the asset management businesses we transferred to Ashford Inc. We will rely on Ashford Inc. to perform its obligations under these agreements. If Ashford Inc. were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to furnish advisory services under the advisory agreement, we could suffer operational difficulties or significant losses.
Our agreements with our external advisor may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties.
The terms of the agreements related to the spin-off of our asset management business from us, including an advisory agreement and other agreements with the spun-off entity that will serve as our external advisor, will not be negotiated between unaffiliated third parties. As a result, the terms may be less favorable to us than the terms that would have resulted from arm's-length negotiations among unaffiliated third parties.
If the proposed spin-off occurs, we will be exposed to a variety of other risks related to the fact that we are externally advised by Ashford Inc.
If the proposed spin-off occurs, we will be exposed to a variety of other risks related to the fact that we are externally advised by Ashford Inc., including the following risks:

•
We will be dependent on Ashford Inc. and certain key personnel of Ashford Inc., and we may not find a suitable replacement if Ashford Inc. ceases to perform under the advisory agreement or such key personnel are no longer available to us.

•
The base advisory fees that we will be required to pay Ashford Inc. under the advisory agreement between us and Ashford Inc. will be payable regardless of the performance of our portfolio, which may reduce Ashford Inc.'s incentive to devote the time and effort to seeking profitable opportunities for our portfolio.

•
Ashford Inc.'s incentive fees may induce Ashford Inc. to encourage us to acquire certain assets, including speculative or high risk assets, or to acquire assets with increased leverage, which could increase the risk to our portfolio.

•	We will compete with the other entities that Ashford Inc. advises, including Ashford Prime, for access to Ashford Inc. and its personnel.

•
We will compete with the other entities that Ashford Inc. advises, including Ashford Prime, for opportunities to acquire assets, which will be allocated in accordance with Ashford Inc. investment allocation policies.

•	There will be conflicts of interest in our relationships with Ashford Inc., which could result in decisions that are not in the best interests of our stockholders.

•	Termination of our advisory agreement with Ashford Inc. would be costly and, in many cases, not permitted.

•
Ashford Inc.'s failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the advisory agreement could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The ownership by our executive officers and some of our directors of shares of common stock, or other equity awards of our external advisor may create, or may create the appearance of, conflicts of interest.
We anticipate that, if the proposed spin-off occurs, certain of our directors and officers will also serve as directors and officers of Ashford Inc. and will own shares of common stock, or other equity interests, of Ashford Inc. as well as shares of our common stock and common units in our operating partnership. If the proposed spin-off occurs, these officers and directors will be eligible for future equity awards from Ashford Inc., the value of which will be tied to the value of the Ashford Inc. common stock. The positions of such directors and officers with both our company and Ashford Inc. and the equity ownership by such persons in us, our operating partnership and Ashford Inc. could create, or create the appearance of, conflicts of interest when those directors and officers are faced with decisions that could have different implications for Ashford Inc. than they do for us.
If the proposed spin-off occurs, Ashford Inc. will be subject to federal income tax.
If the proposed spin-off occurs, Ashford Inc. will be fully taxable as a corporation for federal income tax purposes, which will cause the earnings of Ashford Inc. to be subject to federal income tax. As a result, all of Ashford Inc.'s income will be subject to federal income tax at a 35% rate for the foreseeable future.
The discussion of our business and operations and risk factors discussed in this report should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

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

The following materials from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	May 12, 2014	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 12, 2014	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer