Form 10-Q
period 2014-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2014-08-11
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	89,290,897
(Class)	Outstanding at August 6, 2014

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$212,292	$128,780
Marketable securities	34,935	29,601
Total cash, cash equivalents and marketable securities	247,227	158,381
Investments in hotel properties, net	2,079,506	2,164,389
Restricted cash	87,692	61,498
Accounts receivable, net of allowance of $197 and $242, respectively	32,234	21,791
Inventories	2,005	1,946
Note receivable, net of allowance of $7,732 and $7,937, respectively	3,466	3,384
Investment in unconsolidated entities	198,411	195,545
Deferred costs, net	8,473	10,155
Prepaid expenses	11,791	7,519
Derivative assets, net	55	19
Other assets	5,950	4,303
Due from Ashford Prime OP, net	4,616	13,042
Due from affiliates	4,536	1,302
Due from third-party hotel managers	14,091	33,728
Total assets	$2,700,053	$2,677,002
Liabilities and Equity
Liabilities:
Indebtedness	$1,776,761	$1,818,929
Capital leases payable	—	28
Accounts payable and accrued expenses	82,647	70,683
Dividends payable	21,903	20,735
Unfavorable management contract liabilities	6,318	7,306
Due to related party, net	753	270
Due to third-party hotel managers	1,607	958
Liabilities associated with marketable securities and other	6,699	3,764
Other liabilities	1,246	1,286
Total liabilities	1,897,934	1,923,959

Redeemable noncontrolling interests in operating partnership	202,541	134,206

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at June 30, 2014 and December 31, 2013	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at June 30, 2014 and December 31, 2013	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued, 89,290,897 and 80,565,563 shares outstanding at June 30, 2014 and December 31, 2013, respectively	1,249	1,249
Additional paid-in capital	1,722,032	1,652,743
Accumulated other comprehensive loss	(110)	(197)
Accumulated deficit	(998,583)	(896,110)
Treasury stock, at cost, 35,605,868 and 44,331,202 shares at June 30, 2014 and December 31, 2013, respectively	(125,938)	(140,054)
Total shareholders’ equity of the Company	598,808	617,789
Noncontrolling interests in consolidated entities	770	1,048
Total equity	599,578	618,837
Total liabilities and equity	$2,700,053	$2,677,002
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE
Rooms	$168,198	$205,740	$325,919	$389,209
Food and beverage	29,014	43,234	57,253	82,884
Other hotel revenue	6,656	9,429	13,033	18,145
Total hotel revenue	203,868	258,403	396,205	490,238
Advisory services	3,945	—	6,139	—
Other	1,076	136	2,141	243
Total Revenue	208,889	258,539	404,485	490,481
EXPENSES
Hotel operating expenses:
Rooms	36,172	45,075	71,093	87,231
Food and beverage	19,379	27,616	38,702	54,791
Other expenses	72,578	73,356	131,120	141,648
Management fees	8,116	10,686	15,896	20,579
Total hotel operating expenses	136,245	156,733	256,811	304,249
Property taxes, insurance, and other	8,981	11,663	18,601	23,911
Depreciation and amortization	26,612	32,842	52,841	65,322
Impairment charges	(104)	(99)	(205)	(195)
Transaction costs	83	1,170	83	1,170
Corporate, general, and administrative	19,451	14,699	32,186	29,215
Total Operating Expenses	191,268	217,008	360,317	423,672
OPERATING INCOME	17,621	41,531	44,168	66,809
Equity in earnings (loss) of unconsolidated entities	7,461	2,367	3,963	(4,521)
Interest income	12	13	18	49
Other income	2,000	310	3,277	6,132
Interest expense and amortization of loan costs	(27,922)	(36,026)	(56,447)	(71,406)
Write-off of loan costs and exit fees	(6)	—	(2,034)	(1,971)
Unrealized gain (loss) on marketable securities	(944)	(919)	(943)	1,782
Unrealized gain (loss) on derivatives	(263)	789	(610)	(6,360)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,041)	8,065	(8,608)	(9,486)
Income tax expense	(312)	(465)	(528)	(1,069)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,353)	7,600	(9,136)	(10,555)
Gain on sale of hotel property, net of tax	—	—	3,491	—
NET INCOME (LOSS)	(2,353)	7,600	(5,645)	(10,555)
(Income) loss from consolidated entities attributable to noncontrolling interests	(5)	8	22	715
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	772	(502)	1,649	2,260
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(1,586)	7,106	(3,974)	(7,580)
Preferred dividends	(8,491)	(8,491)	(16,981)	(16,981)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,077)	$(1,385)	$(20,955)	$(24,561)

LOSS PER SHARE - BASIC AND DILUTED:
Basic:
Net loss attributable to common shareholders	$(0.11)	$(0.02)	$(0.25)	$(0.36)
Weighted average common shares outstanding – basic	88,781	68,489	85,283	68,088
Diluted:
Net loss attributable to common shareholders	$(0.11)	$(0.02)	$(0.25)	$(0.36)
Weighted average common shares outstanding – diluted	88,781	68,489	85,283	68,088

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Amounts attributable to common shareholders:
Net income (loss) attributable to the Company	$(1,586)	$7,106	$(3,974)	$(7,580)
Preferred dividends	(8,491)	(8,491)	(16,981)	(16,981)
Net loss attributable to common shareholders	$(10,077)	$(1,385)	$(20,955)	$(24,561)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(2,353)	$7,600	$(5,645)	$(10,555)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	—	—	—	(2)
Reclassification to interest expense	29	16	100	24
Total other comprehensive income	29	16	100	22
Comprehensive income (loss)	(2,324)	7,616	(5,545)	(10,533)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	(5)	8	22	715
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	768	(504)	1,636	2,257
Comprehensive income (loss) attributable to the Company	$(1,561)	$7,120	$(3,887)	$(7,561)

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Preferred Stock								Additional Paid In Capital		Accumulated Other Comprehensive Loss			Noncontrolling Interests In Consolidated Entities		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount		Total
Balance at January 1, 2014	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,652,743	$(896,110)	$(197)	(44,331)	$(140,054)	$1,048	$618,837	$134,206
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(41)	(458)	—	(458)	—
Equity-based compensation	—	—	—	—	—	—	—	—	1,647	—	—	—	—	—	1,647	10,583
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	24	—	—	(7)	(16)	—	8	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(993)	—	—	423	993	—	—	50
Reissuance of treasury shares	—	—	—	—	—	—	—	—	72,243	—	—	8,350	13,597	—	85,840	—
Dividends declared- common shares	—	—	—	—	—	—	—	—	—	(20,427)	—	—	—	—	(20,427)	—
Dividends declared- preferred shares- Series A	—	—	—	—	—	—	—	—	—	(1,771)	—	—	—	—	(1,771)	—
Dividends declared- preferred shares- Series D	—	—	—	—	—	—	—	—	—	(10,001)	—	—	—	—	(10,001)	—
Dividends declared – preferred shares- Series E	—	—	—	—	—	—	—	—	—	(5,209)	—	—	—	—	(5,209)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	87	—	—	—	87	13
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(256)	(256)	(5,385)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(60,717)	—	—	—	—	(60,717)	60,717
Unvested operating partnership units reclassified to equity	—	—	—	—	—	—	—	—	(4,006)	—	—	—	—	—	(4,006)	4,006
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	374	(374)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(3,974)	—	—	—	(22)	(3,996)	(1,649)
Balance at June 30, 2014	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,722,032	$(998,583)	$(110)	(35,606)	$(125,938)	$770	$599,578	$202,541

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(5,645)	$(10,555)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	52,841	65,322
Impairment charges	(205)	(195)
Amortization of loan costs, write-off of loan costs, and exit fees	5,605	5,755
Equity in (earnings) loss of unconsolidated entities	(3,963)	4,521
Dividends from Ashford Prime OP	498	—
Income from financing derivatives	—	(6,215)
Gain on sale of hotel property	(3,604)	(76)
Realized and unrealized gains on marketable securities	(1,969)	(1,388)
Purchases of marketable securities	(44,223)	(14,255)
Sales of marketable securities	43,818	14,124
Net settlement of trading derivatives	(505)	229
Unrealized loss on derivatives	610	6,360
Equity-based compensation	12,230	12,893
Changes in operating assets and liabilities, exclusive of effect of disposition of hotel property:
Restricted cash	(4,946)	6,832
Accounts receivable and inventories	(9,689)	(4,071)
Prepaid expenses and other assets	(4,855)	(5,528)
Accounts payable and accrued expenses	15,492	13,698
Due from affiliates	(3,234)	(1,201)
Due to/from related party	516	(2,943)
Due to/from third-party hotel managers	20,286	(5,908)
Due to/from Ashford Prime OP	(5,683)	—
Other liabilities	(997)	(2,548)
Net cash provided by operating activities	62,378	74,851

Cash Flows from Investing Activities
Proceeds from payments of note receivable	123	122
Net proceeds from sales of hotel properties	22,726	307
Acquisition of hotel property, net of cash acquired	(1,765)	(88,204)
Restricted cash related to improvements and additions to hotel properties	(21,444)	—
Improvements and additions to hotel properties	(57,628)	(44,850)
Due from Ashford Prime	13,635	—
Proceeds from property insurance	356	—
Net cash used in investing activities	(43,997)	(132,625)

Cash Flows from Financing Activities
Borrowings on indebtedness	206,900	199,875
Repayments of indebtedness and capital leases	(180,074)	(157,353)
Payments of loan costs and exit fees	(4,033)	(2,876)
Payments of dividends	(41,625)	(37,509)
Purchases of treasury shares	(458)	(391)
Payments for derivatives	(233)	(36)
Cash income from derivatives	—	7,878
Issuance of preferred stock	—	244
Issuances of treasury stock	85,840	125,891
Distributions to noncontrolling interests in consolidated entities	(1,236)	(13,489)
Other	50	69
Net cash provided by financing activities	65,131	122,303

Net increase in cash and cash equivalents	83,512	64,529
Cash and cash equivalents at beginning of period	128,780	185,935
Cash and cash equivalents at end of period	$212,292	$250,464
Supplemental Cash Flow Information
Interest paid	$51,761	$65,701
Income taxes paid	1,009	936
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Deferred compensation to be settled in shares	$374	$—
Dividend receivable from Ashford Prime	249	—
Transfer of debt	69,000	—
Dividends declared but not paid	21,903	—

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a self-advised real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity, and debt. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“AHLP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Hospitality Trust, Inc., serves as the sole general partner of our operating partnership. In this report, terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
As of June 30, 2014, we owned interests in the following hotel properties (all located in the United States) and a note receivable:

•
86 consolidated hotel properties (“legacy hotel properties”), including 84 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 16,895 total rooms (or 16,868 net rooms excluding those attributable to our partners);

•
28 hotel properties owned through a 71.74% common equity interest and a 50.0% preferred equity interest in an unconsolidated entity (“PIM Highland JV”), which represent 8,083 total rooms (or 5,799 net rooms excluding those attributable to our partner);

•	10 hotel properties owned through a 14.6% interest in Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”);

•	89 hotel condominium units at WorldQuest Resort in Orlando, Florida; and

•	a mezzanine loan with a carrying value of $3.5 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2014, our 86 legacy hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of June 30, 2014, the 28 hotel properties owned by our unconsolidated joint venture, PIM Highland JV, are leased to its wholly owned subsidiary that is treated as a taxable REIT subsidiary for federal income tax purposes.
As of June 30, 2014, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 53 of our 86 legacy hotel properties, 21 of the 28 PIM Highland JV hotel properties, one of the 10 Ashford Prime OP hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

•
On November 19, 2013, we completed the spin-off of Ashford Hospitality Prime, Inc. (“Ashford Prime”) and on March 1, 2014 we completed the sale of the Pier House Resort to Ashford Prime. The results of the eight initial hotel properties that were spun-off on November 19, 2013 and are now owned by Ashford Prime, are included in our consolidated statements of operations for the three and six months ended June 30, 2013, in accordance with the applicable accounting guidance. The results of the Pier House Resort, which we acquired on May 14, 2013 and sold on March 1, 2014, are included in our results of operations for the six months ended June 30, 2014, until its date of sale. Because we acquired the Pier House Resort on May 14, 2013, its operating results are only included in our results of operations for the three and six months ended June 30, 2013 since May 14, 2013.

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
Restricted Cash – Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions. For purposes of the statements of cash flows, changes in restricted cash caused by using such funds for debt service, real estate taxes, and insurance are shown as operating activities. Changes in restricted cash caused by using such funds for furniture, fixtures, and equipment replacements are included in cash flows from investing activities.
Investments in Hotel Properties, net – Hotel properties are generally stated at cost. However, four hotel properties contributed upon Ashford Trust’s formation in 2003 are stated at the predecessor’s historical cost, net of impairment charges, if any, plus a partial step-up related to the acquisition of noncontrolling interests from third parties associated with certain of these properties. For hotel properties owned through our majority-owned entities, the carrying basis attributable to the partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the entities. All improvements and additions which extend the useful life of hotel properties are capitalized.
Impairment of Investments in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for investments in hotel properties for the three and six months ended June 30, 2014 and 2013.
Note Receivable – Mezzanine loan financing, classified as note receivable, represents a loan held for investment and intended to be held to maturity. Note receivable is recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three and six months ended June 30, 2014 and 2013.
Variable interest entities (“VIEs”), as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIEs do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at June 30, 2014 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. Although the note receivable is considered to be a variable interest in the entity that owns the related hotel, we are not considered

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Impairment of Note Receivable – We review notes receivable for impairment each reporting period. A loan is impaired when, based on current information and events, collection of all amounts recorded as assets on the balance sheet is no longer considered probable. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded during the three and six months ended June 30, 2014 and 2013. Valuation adjustments of $104,000 and $205,000 on previously impaired notes were credited to impairment charges during the three and six months ended June 30, 2014, respectively. Valuation adjustments of $99,000 and $195,000 on previously impaired notes were credited to impairment charges during the three and six months ended June 30, 2013, respectively.
Investments in Unconsolidated Entities – Investments in entities in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income (loss). We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded in the three and six months ended June 30, 2014 and 2013.
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
We have a 71.74% ownership interest in PIM Highland JV. We adopted the equity accounting method for our investment in the PIM Highland JV because we exercise significant influence but do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our partner each designating two of those persons. Our investment in PIM Highland JV had a carrying value of $143.3 million and $139.3 million at June 30, 2014 and December 31, 2013, respectively.
In connection with the spin-off of Ashford Prime on November 19, 2013, we maintained an initial 20% ownership interest in Ashford Prime OP (subsequently reduced to a 14.6% ownership interest primarily as the result of an additional equity raise by Ashford Prime). We adopted the equity accounting method for our investment in Ashford Prime OP because we exercise significant influence but do not control the entity. All major decisions related to Ashford Prime OP that most significantly impact Ashford Prime OP’s economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of Ashford Prime OP General Partner LLC, its general partner. Our investment in Ashford Prime had a carrying value of $55.1 million and $56.2 million at June 30, 2014 and December 31, 2013, respectively.
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
Marketable Securities – Marketable securities, including U.S. treasury bills, public equity securities and equity put and call options of certain publicly traded companies, are recorded at fair value. Equity put and call options are considered derivatives. The fair value of these investments is based on the closing price as of the balance sheet date and is reported as “Marketable securities” or “Liabilities associated with marketable securities and other” in the consolidated balance sheets. On the consolidated statements of operations, net investment income, including interest income (expense), dividends, realized gains or losses and related costs incurred, is reported as a component of “Other income” while unrealized gains and losses on these investments are reported as “Unrealized gain (loss) on marketable securities.”
Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Advisory services are recognized when services have been rendered. The quarterly base fee is equal to 0.70% per annum of the total enterprise value of Ashford Prime, as defined in the advisory agreement, subject to certain minimums. The incentive fee is earned annually in each year that Ashford Prime’s total shareholder return exceeds the total shareholder return for Ashford Prime’s peer group, as defined in the advisory agreement. Reimbursements for overhead, travel expenses and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award that vested during the period, as well an offsetting expense in an equal amount included in “Corporate, general and administrative” expense. Interest income (including accretion of discounts on the mezzanine loan using the effective interest method) is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. We are reimbursed by PIM Highland JV for costs associated with managing its day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management and other services. Beginning with the three months ended March 31, 2014, we changed the presentation to report such reimbursements as “Other” revenue as opposed to credits within “Corporate, general and administrative” expense. This change had no impact on our financial condition or results of operations.
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
the ineffective portion of changes in fair value is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For the three and six months ended June 30, 2014 and 2013 there was no ineffectiveness.

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
Recently Issued Accounting Standards - In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Upon adoption of this standard, we will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. We will make the additional disclosures upon adoption. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective in fiscal periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$353,248	$410,148
Buildings and improvements	2,064,037	2,071,811
Furniture, fixtures, and equipment	186,030	166,193
Construction in progress	13,662	11,956
Condominium properties	12,352	12,442
Total cost	2,629,329	2,672,550
Accumulated depreciation	(549,823)	(508,161)
Investments in hotel properties, net	$2,079,506	$2,164,389
4. Note Receivable
As of June 30, 2014 and December 31, 2013, we had one mezzanine loan receivable with a net carrying value of $3.5 million and $3.4 million, respectively, net of a valuation allowance of $7.7 million and $7.9 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.
5. Investment in Unconsolidated Entities
We hold a 71.74% common equity interest and a $25.0 million, or 50%, preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions in PIM Highland JV, a 28-hotel portfolio venture. Although we have majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our partner each designating two of those

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

persons. As a result, we utilize the equity accounting method with respect to PIM Highland JV, which had a carrying value of $143.3 million and $139.3 million at June 30, 2014 and December 31, 2013, respectively.
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
The following tables summarize the consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 of the PIM Highland JV (in thousands):

PIM Highland JV
Condensed Consolidated Balance Sheets
	June 30, 2014	December 31, 2013
Total assets	$1,400,250	$1,390,782
Total liabilities	1,176,077	1,173,841
Members’ equity	224,173	216,941
Total liabilities and members’ equity	$1,400,250	$1,390,782
Our ownership interest in PIM Highland JV	$143,276	$139,302

PIM Highland JV
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total revenue	$126,142	$118,263	$234,903	$220,536
Total expenses	(100,278)	(97,305)	(195,666)	(192,065)
Operating income	25,864	20,958	39,237	28,471
Interest income and other	13	23	26	41
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	(14,426)	(16,149)	(30,334)	(31,851)
Other expenses	—	—	(44)	—
Income tax expense	(1,206)	(782)	(1,653)	(1,498)
Net income (loss)	$10,245	$4,050	$7,232	$(4,837)
Our equity in earnings (loss) of PIM Highland JV	$6,728	$2,367	$3,974	$(4,521)
On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime, a newly formed company into which we contributed the portfolio interests. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our common shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such stockholder as of the close of business on November 8, 2013. We maintained a 20% ownership interest in Ashford Prime OP at the time of the spin-off. Our ownership interest in Ashford Prime OP was 14.6% at June 30, 2014.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables summarize the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and the condensed combined consolidated statements of operations for the three and six months ended June 30, 2013 of Ashford Prime OP (in thousands):
Ashford Hospitality Prime Limited Partnership
Condensed Balance Sheets

	June 30, 2014	December 31, 2013
Total assets	$1,252,824	$962,419
Total liabilities	807,705	659,292
Partners’ capital	445,119	303,127
Total liabilities and partners’ capital	$1,252,824	$962,419
Our ownership interest in Ashford Prime OP	$55,135	$56,243
Ashford Hospitality Prime Limited Partnership
Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue	$83,967	$63,342	$145,773	$117,428
Total expenses	(69,153)	(50,043)	(126,184)	(98,952)
Operating income	14,814	13,299	19,589	18,476
Interest income	6	4	10	14
Interest expense and amortization and write-offs of loan costs	(10,033)	(8,299)	(19,022)	(18,162)
Unrealized gain (loss) on derivatives	(51)	9	(66)	(22)
Income tax expense	(211)	(684)	(437)	(1,303)
Net income (loss)	4,525	4,329	74	(997)
(Income) loss from consolidated entities attributable to noncontrolling interests	182	(500)	587	204
Net income (loss) attributable to Ashford Prime OP	$4,707	$3,829	$661	$(793)
Our equity in earnings (loss) of Ashford Prime OP	$733	$—	$(11)	$—
Additionally, as of June 30, 2014 and December 31, 2013, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2014	December 31, 2013
Mortgage loan (5)	5 hotels	March 2014	LIBOR (1) + 4.50%	$—	$164,433
Mortgage loan (7)	1 hotel	May 2014	8.32%	—	5,075
Senior credit facility (4)	Various	September 2014	LIBOR (1) + 2.75% to 3.50%	—	—
Mortgage loan (2)	5 hotels	November 2014	Greater of 6.40% or LIBOR (1) + 6.15%	211,000	211,000
Mortgage loan	8 hotels	December 2014	5.75%	101,123	102,348
Mortgage loan (6)	9 hotels	May 2015	LIBOR (1) + 6.50%	135,000	135,000
Mortgage loan	10 hotels	July 2015	5.22%	147,444	148,991
Mortgage loan (3)	1 hotel	September 2015	LIBOR (1) + 4.90%	—	69,000
Mortgage loan	8 hotels	December 2015	5.70%	93,843	94,899
Mortgage loan	5 hotels	February 2016	5.53%	106,664	107,737
Mortgage loan	5 hotels	February 2016	5.53%	88,457	89,347
Mortgage loan	5 hotels	February 2016	5.53%	76,624	77,394
Mortgage loan (5)	5 hotels	February 2016	LIBOR (1) + 4.75%	200,000	—
Mortgage loan	5 hotels	April 2017	5.95%	112,608	113,343
Mortgage loan	5 hotels	April 2017	5.95%	101,216	101,878
Mortgage loan	5 hotels	April 2017	5.95%	154,013	155,019
Mortgage loan	7 hotels	April 2017	5.95%	123,193	123,997
Mortgage loan	1 hotel	November 2020	6.26%	100,581	101,268
Mortgage loan	1 hotel	January 2024	5.49%	10,742	10,800
Mortgage loan	1 hotel	January 2024	5.49%	7,360	7,400
Mortgage loan (7)	1 hotel	May 2024	4.99%	6,893	—
Total				$1,776,761	$1,818,929
____________________________________
(1) LIBOR rates were 0.155% and 0.168% at June 30, 2014 and December 31, 2013, respectively.
(2) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions.
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
(6) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions. The first one-year extension period began in May 2014.
(7) On May 1, 2014, we refinanced our $5.1 million loan due May 2014 with a $6.9 million loan due May 2024, with no extension options. The new loan provides for a fixed interest rate of 4.99%.
On May 1, 2014, we refinanced our $5.1 million loan due May 2014 with a $6.9 million loan due May 2024, with no extension options. The new loan provides for a fixed interest rate of 4.99%. The new loan continues to be secured by the same hotel property, the Courtyard Hartford-Manchester in Manchester, Connecticut.
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
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

debts and other obligations of Ashford Trust or AHLP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or AHLP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of June 30, 2014, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
We have derivative agreements that incorporate the loan covenant provisions of our senior credit facility requiring us to maintain certain minimum financial covenant ratios with respect to our indebtedness. Failure to comply with these covenant provisions would result in us being in default on any derivative instrument obligations covered by the applicable agreement. At June 30, 2014, we were in compliance with all the covenants under the senior credit facility and the fair value of derivatives that incorporate our senior credit facility covenant provisions was an asset of $15,000.
7. Income (Loss) Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) allocated to common shareholders:
Net income (loss) attributable to the Company	$(1,586)	$7,106	$(3,974)	$(7,580)
Less: Dividends on preferred stocks	(8,491)	(8,491)	(16,981)	(16,981)
Less: Dividends on common stock	(10,640)	(9,467)	(20,269)	(17,606)
Less: Dividends on unvested restricted shares	(74)	(51)	(158)	(112)
Undistributed loss	(20,791)	(10,903)	(41,382)	(42,279)
Add back: Dividends on common stock	10,640	9,467	20,269	17,606
Distributed and undistributed net loss - basic and diluted	$(10,151)	$(1,436)	$(21,113)	$(24,673)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted	88,781	68,489	85,283	68,088

Basic loss per share:
Net loss allocated to common shareholders per share	$(0.11)	$(0.02)	$(0.25)	$(0.36)

Diluted loss per share:
Net loss allocated to common shareholders per share	$(0.11)	$(0.02)	$(0.25)	$(0.36)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Due to the anti-dilutive effect, the computation of diluted loss per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$74	$51	$158	$112
Net loss attributable to noncontrolling interest in operating partnership units	(772)	502	(1,649)	(2,260)
Total	$(698)	$553	$(1,491)	$(2,148)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	42	106	93	126
Effect of assumed conversion of operating partnership units	19,934	18,894	19,625	18,430
Total	19,976	19,000	19,718	18,556
8. Derivative Instruments and Hedging
Interest Rate Derivatives – We are exposed to risks arising from our business operations, economic conditions, and financial markets. To manage these risks, we use interest rate derivatives to hedge our debt and potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. Interest rate derivatives may include interest rate swaps, caps, floors and flooridors. Our derivatives are subject to master-netting settlement arrangements. The maturities on these instruments range from November 2014 to February 2016. To mitigate nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.
Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in market value is over $250,000. The net carrying value of our credit default swaps were an asset of $15,000 and liability of $73,000 as of June 30, 2014 and December 31, 2013, respectively, which are included in “Derivative assets, net” and “Liabilities associated with marketable securities and other”, respectively, in the consolidated balance sheets. We recognized unrealized losses of $191,000 and $417,000 for the three and six months ended June 30, 2014, respectively, an unrealized gain of $773,000 for the three months ended June 30, 2013 and an unrealized loss of $131,000 for the six months ended June 30, 2013, which are included in “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.
Marketable Securities and Liabilities Associated with Marketable Securities and other– We invest in public securities, including stocks and put and call options, which are considered derivatives. At June 30, 2014, we had investments in these derivatives totaling $255,000 and liabilities of $720,000. At December 31, 2013, we had investments in these derivatives totaling $560,000 and liabilities of $561,000.

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2014, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.16% to 0.87% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Counterparty and Cash Collateral Netting(4)	Total

June 30, 2014:
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$—	$40	$—	$40	(1)
Credit default swaps	—	578	(563)	15	(1)
Equity put and call options	255	—	—	255	(2)
Non-derivative assets:
Equity and US treasury securities	34,680	—	—	34,680	(2)
Total	34,935	618	(563)	34,990
Liabilities
Derivative liabilities:
Short-equity put options	(60)	—	—	(60)	(3)
Short-equity call options	(660)	—	—	(660)	(3)
Non-derivative liabilities:
Margin account balance	(5,979)	—	—	(5,979)	(3)
Total	(6,699)	—	—	(6,699)
Net	$28,236	$618	$(563)	$28,291

December 31, 2013:
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$—	$19	$—	$19	(1)
Equity put and call options	560	—	—	560	(2)
Non-derivative assets:
Equity and US treasury securities	29,041	—	—	29,041	(2)
Total	29,601	19	—	29,620
Liabilities
Derivative Liabilities:
Credit default swaps	—	995	(1,068)	(73)	(3)
Short-equity put options	(82)	—	—	(82)	(3)
Short-equity call options	(479)	—	—	(479)	(3)
Non-derivative Liabilities:
Margin account balance	(3,130)	—	—	(3,130)	(3)
Total	(3,691)	995	(1,068)	(3,764)
Net	$25,910	$1,014	$(1,068)	$25,856
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Three Months Ended June 30,				Three Months Ended June 30,
	2014		2013		2014	2013
Assets
Derivative assets:
Interest rate derivatives	$(72)		$16		$29	$16
Equity put and call options	(592)		(18)		—	—
Credit default swaps	(212)		—		—	—
Non-derivative assets:
Equity and US treasury securities	1,906		(1,466)		—	—
Total	1,030		(1,468)		29	16
Liabilities
Derivative liabilities:
Credit default swaps	—		750		—	—
Short-equity put options	(368)		—		—	—
Short-equity call options	(60)		670		—	—
Total	(428)		1,420		—	—
Net	$602		$(48)		$29	$16
Total combined
Interest rate derivatives	$(72)		$16		$29	$16
Credit default swaps	(191)		773		—	—
Total derivatives	(263)	(1)	789	(1)	29	16
Unrealized loss on marketable securities	(944)	(3)	(919)	(3)	—	—
Realized gain (loss) on marketable securities	1,809	(2) (4)	82	(2) (4)	—	—
Net	$602		$(48)		$29	$16

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized In Income				Interest Savings (Cost) Recognized In Income				Reclassified from Accumulated OCI into Interest Expense
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013		2014	2013
Assets
Derivative Assets:
Interest rate derivatives	$(193)		$(10,629)		$—		$10,639		$100	$24
Put and call options	(1,104)		186		—		—		—	—
Credit default swaps	(459)		—		—		—		—	—
Non-derivative Assets:
Equity and US treasury securities	3,148		1,110		—		—		—	—
Total	1,392		(9,333)		—		10,639		100	24
Liabilities
Derivative Liabilities:
Interest rate derivatives	—		4,400		—		(4,424)		—	—
Credit default swaps	—		(175)		—		—		—	—
Short-equity put options	23		7		—		—		—	—
Short-equity call options	(56)		85		—		—		—	—
Total	(33)		4,317		—		(4,424)		—	—
Net	$1,359		$(5,016)		$—		$6,215		$100	$24
Total combined
Interest rate derivatives	$(193)		$(6,229)		$—		$6,215		$100	$24
Credit default swaps	(417)		(131)		—		—		—	—
Total derivatives	(610)	(1)	(6,360)	(1)	—	(2)	6,215	(2)	100	24
Unrealized gain (loss) on marketable securities	(943)	(3)	1,782	(3)	—		—		—	—
Realized gain (loss) on marketable securities	2,912	(2) (4)	(438)	(2) (4)	—		—		—	—
Net	$1,359		$(5,016)		$—		$6,215		$100	$24

____________________________________
(1) Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.
(2) Included in “Other income” in the consolidated statements of operations.
(3) Reported as “Unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
(4) Includes costs of $21 and $42 for the three and six months ended June 30, 2014, respectively, and $23 and $44 for the three and six months ended June 30, 2013, respectively, associated with credit default swaps.
There was no change in fair value of our interest rate derivatives that were recognized in other comprehensive loss for the three and six months ended June 30, 2014 and the three months ended June 30, 2013. For the six months ended June 30, 2013, the change in fair value of our interest rate derivatives that was recognized in other comprehensive loss was a loss of $2,000. During the next twelve months, we expect $28,000 of accumulated comprehensive loss will be reclassified to interest expense.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Summary of Fair Value of Financial Instruments
Determining estimated fair values of our financial instruments such as notes receivable and indebtedness requires considerable judgment to interpret market data. Market assumptions and/or estimation methodologies used may have a material effect on estimated fair value amounts. Accordingly, estimates presented are not necessarily indicative of amounts at which these instruments could be purchased, sold, or settled. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$34,935	$34,935	$29,601	$29,601
Derivative assets, net	55	55	19	19
Liabilities associated with marketable securities and other	6,699	6,699	3,764	3,764

Financial assets not measured at fair value:
Cash and cash equivalents	$212,292	$212,292	$128,780	$128,780
Restricted cash	$87,692	$87,692	$61,498	$61,498
Accounts receivable	$32,234	$32,234	$21,791	$21,791
Note receivable	$3,466	$ 2,919 to $3,227	$3,384	$ 2,800 to $3,094
Due from affiliates	$4,536	$4,536	$1,302	$1,302
Due from Ashford Prime OP, net	$4,616	$4,616	$13,042	$13,042
Due from third-party hotel managers	$14,091	$14,091	$33,728	$33,728

Financial liabilities not measured at fair value:
Indebtedness	$1,776,761	$ 1,748,633 to $1,932,703	$1,818,929	$ 1,786,651 to $1,974,714
Accounts payable and accrued expenses	$82,647	$82,647	$70,683	$70,683
Dividends payable	$21,903	$21,903	$20,735	$20,735
Due to related party, net	$753	$753	$270	$270
Due to third-party hotel managers	$1,607	$1,607	$958	$958
Note receivable. Fair value of notes receivable is determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for this note. We estimated the fair value of the note receivable to be approximately 15.8% to 6.9% lower than the carrying value of $3.5 million at June 30, 2014 and approximately 17.3% to 8.6% lower than the carrying value of $3.4 million at December 31, 2013. This is considered a Level 2 valuation technique.
Marketable securities. Marketable securities consist of U.S. treasury bills, public equity securities, and equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates. See Notes 2, 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 98.4% to 108.8% of the carrying value of $1.8 billion at June 30, 2014 and approximately 98.2% to 108.6% of the carrying value of $1.8 billion at December 31, 2013. This is considered a Level 2 valuation technique.
Derivative assets, net and liabilities associated with marketable securities and other. Fair value of interest rate derivatives is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Liabilities associated with marketable securities and other consists of a margin account balance, short public equity securities and short equity put and call options. Fair value is determined based on quoted market closing prices at the balance sheet dates. See Notes 2, 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Cash, cash equivalents, and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, accounts payable, accrued expenses, dividends payable, due to/from Ashford Prime OP, due to/from related party, due to/from affiliates and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
11. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represent certain limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to common unit holders based on the weighted average ownership percentage of these limited partners’ common units and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested plus distributions paid to the limited partners with regard to Class B common units. Class B common units have a fixed dividend rate of 7.2% and priority in payment of cash dividends over common units but otherwise have no preference over common units. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, one share of our common stock. Class B common units are convertible at the option of us or the holder into an equivalent number of common units any time after July 13, 2016.
LTIP units, which are issued to certain executives and employees as compensation, have vesting periods ranging from three to five years. Additionally, certain independent members of the Board of Directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
As of June 30, 2014, we have issued a total of 8.0 million LTIP units, of which all but 921,000 units issued in February 2014 and 25,000 units issued in May 2014 have reached full economic parity with the common units. All LTIP units issued had an aggregate value of $79.9 million at the date of grant which is being amortized over their vesting periods. Compensation expense of $6.7 million and $10.6 million was recognized for the three and six months ended June 30, 2014, respectively, and $3.8 million and $11.7 million was recognized for the three and six months ended June 30, 2013, respectively. The unamortized value of LTIP units was $21.6 million at June 30, 2014, which will be amortized over periods from 0.7 to 2.8 years. During the three and six months ended June 30, 2014, no operating partnership units were presented for redemption or converted to shares of our common stock.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of June 30, 2014 and December 31, 2013 were $202.5 million and $134.2 million, respectively, which represents ownership of our operating partnership of 13.02% and 12.72%, respectively. The carrying value of redeemable noncontrolling interests as of June 30, 2014 and December 31, 2013 included adjustments of $184.0 million and $123.3 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net loss of $772,000 and $1.6 million for the three and six months ended June 30, 2014, respectively, net income of $502,000 for the three months ended June 30, 2013 and a net loss of $2.3 million for the six months ended June 30, 2013. We declared cash distributions to operating partnership units of $2.7 million and $5.4 million for the three and six months ended June 30, 2014, respectively, and $2.6 million and $5.1 million for the three and six months ended June 30, 2013, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
12. Equity and Equity-Based Compensation
Equity Offering – On April 8, 2014, we commenced a follow-on public offering of 7.5 million shares of common stock at $10.70 per share for gross proceeds of $80.3 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $76.8 million. The offering settled on April 14, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.125 million shares of common stock. On May 14, 2014, the underwriters partially exercised their option and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

purchased an additional 850,000 shares of our common stock at a price of $10.70 per share less the underwriting discount resulting in additional net proceeds of approximately $8.7 million.
Common Stock Dividends – For each of the 2014 and 2013 quarter, the Board of Directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2014.
Equity-Based Compensation – We recognized compensation expense related to restricted shares of our common stock of $1.0 million and $1.6 million for the three and six months ended June 30, 2014, respectively, and $740,000 and $1.2 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, the unamortized cost of the unvested shares of restricted stock was $5.7 million, which is being amortized over periods from 0.2 to 2.7 years.
Preferred Dividends – During the three months ended June 30, 2014, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9.00% Series E preferred stock. During the three months ended June 30, 2013, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.
Noncontrolling Interests in Consolidated Entities – Our noncontrolling entity partner, had an ownership interest of 15% in two hotel properties and a total carrying value of $770,000 and $1.0 million at June 30, 2014 and December 31, 2013, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Through November 19, 2013, we held a 75% ownership interest in two hotel properties in which our partner held a 25% ownership interest. These two hotel properties were contributed to Ashford Prime in connection with the Ashford Prime spin-off. Noncontrolling interests in consolidated entities were allocated income of $5,000 and a loss of $22,000 for the three and six months ended June 30, 2014, respectively, and loss of $8,000 and $715,000 for the three and six months ended June 30, 2013, respectively.
13. Commitments and Contingencies
Restricted Cash – Under certain management and debt agreements for our hotel properties existing at June 30, 2014, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees – Under franchise agreements for our hotel properties existing at June 30, 2014, we pay franchisor royalty fees between 3% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2015 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to shareholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
Our continuing operations incurred franchise fees of $9.7 million and $18.6 million for the three and six months ended June 30, 2014, respectively, and $8.2 million and $15.4 million for the three and six months ended June 30, 2013, respectively.
Management Fees – Under management agreements for our hotel properties existing at June 30, 2014, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2015 through 2032, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities.
In September 2010, the Internal Revenue Service (“IRS”) completed an audit of one of our taxable REIT subsidiaries that leases two of our hotel properties for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Internal Revenue Code (IRC) Section 482 that reduced the amount of rent we charged the taxable REIT subsidiary (“TRS”).

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We owned a 75% interest in the hotel properties and the TRS at issue. In connection with the TRS audit, the IRS selected our REIT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to the REIT as an alternative to the TRS proposed adjustment. The REIT adjustment is based on the REIT 100% federal excise tax on our share of the amount by which the rent was held to be greater than the arm’s length rate. We strongly disagreed with the IRS’s position and appealed our cases to the IRS Appeals Office. In determining amounts payable by our TRS subsidiaries under our leases, we engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms’ length terms as required by applicable Treasury regulations. We believe the IRS transfer pricing methodologies applied in the audits contained flaws and that the IRS adjustments to the rent charged were inconsistent with the U.S. federal tax laws related to REITs and true leases. The IRS Appeals Office reviewed our cases in 2012. In July 2013, the IRS Appeals Office issued “no-change letters” for the TRS and the REIT indicating that the 2007 tax returns were accepted as filed and the examinations resulted in no deficiencies. The statute of limitations for IRS assessments relating to the 2007 tax returns expired on March 31, 2014.
In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS did not propose any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to the TRS was greater than the arms’ length rate pursuant to IRC Section 482. The TRS adjustment is for $1.6 million of additional income which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represents the IRS’ imputation of compensation to the TRS under IRC Section 482 for agreeing to be a party to the lessor entity’s bank loan agreement. We owned a 75% interest in the lessor entity through November 19, 2013, when our interest was contributed to Ashford Prime in connection with the previously discussed spin-off. We strongly disagree with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS has misinterpreted certain terms of the lease, third party hotel management agreements, and bank loan agreements. We appealed our cases to the IRS Appeals Office and the IRS assigned the same Appeals team that oversaw our 2007 cases to our 2008 cases. Our representatives attended Appeals conferences for the 2008 cases in August 2013 and in February, April and May of 2014. In June 2014, we reached a verbal settlement with the IRS Appeals Office resolving all issues that arose in the 2008 audits of the TRS and the REIT. In connection with this settlement, we agreed to an adjustment to reduce the TRS rent expense and thereby increase the TRS’s taxable income by $660,000. However, due to net operating losses available for utilization by the TRS in the 2008 tax year and the expiration of the statute of limitations for the 2009 TRS tax year, the IRS Appeals Office has indicated that they will not be able to make an assessment of additional tax and related interest expense. We anticipate that the IRS Appeals Office will execute settlement agreements and close the cases during the third quarter of 2014. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS has requested and we have agreed to extend the assessment statute of limitations for both the TRS and REIT for the 2008 tax year to December 31, 2014. Accordingly, the IRS will have the right to reopen the cases until December 31, 2014. However, the IRS typically only reopens closed cases in very limited circumstances, none of which we believe are applicable to our cases. We have indemnified Ashford Prime for any potential losses resulting from the completion of this examination.
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
Potential Pension Liabilities – Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, that Remington Lodging’s withdrawal of recognition was unlawful. Pending the final determination of the NLRB complaint,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

including appeals, the pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that (a) Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement, and (b) if the withdrawal of recognition is ultimately deemed lawful, Remington Lodging will have an unfunded pension liability equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability shall be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability shall be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of the twenty-(20)-year capped period, unless Remington Lodging elects to pay the unfunded pension liability amount earlier. We agreed to indemnify Remington Lodging for the payment of the unfunded pension liability as set forth in the settlement agreement.
Litigation – Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. The landlord is preparing various post trial motions. Upon completion of all post trial motions a final judgment will be entered. The landlord will ultimately appeal this case once the final judgment has been entered. As a result of the jury verdict, we have recorded a charge of $10.8 million, which is included in other expenses in the consolidated statements of operations, for the three and six months ended June 30, 2014.
We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of these legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
14. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2014 and December 31, 2013, all of our hotel properties were domestically located.
15. Subsequent Events
On July 18, 2014, we acquired a 100% interest in The Ashton hotel in Fort Worth, Texas for a total consideration of $8.0 million. The acquisition was funded with proceeds from a $5.5 million mortgage loan and cash. We are in the process of evaluating the values assigned to investment in hotel properties, property level working capital balances, indebtedness and any potential intangibles. The results of operations of the hotel property will be included in our operations beginning on July 18, 2014.
On July 25, 2014, we refinanced three mortgage loans, including our $135.0 million mortgage loan due May 2015, our $101.1 million mortgage loan due December 2014 and our $88.5 million mortgage loan due February 2016. The new loans total $468.9 million and resulted in excess proceeds of approximately $104 million after estimated closing costs and reserves. As a result of the refinancing, the Homewood Suites Mobile and the Hampton Inn Terre Haute, Indiana are now unencumbered by debt.
On July 31, 2014, to fund a portion of the acquisition of the Ashton hotel, we completed the financing of a $5.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 3.75% (with a .25% LIBOR floor) for the first 18 months and a fixed rate of 4.0% thereafter. The stated maturity is July 31, 2019, with no extension options. The mortgage loan is secured by the Ashton hotel.
On August 6, 2014, we acquired a 100% interest in the Fremont Marriott Silicon Valley hotel in Fremont, California for a total consideration of $50.0 million. The acquisition was funded with proceeds from a $37.5 million non-recourse mortgage

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

loan and cash. We are in the process of evaluating the values assigned to investment in hotel properties, property level working capital balances, indebtedness and any potential intangibles. The results of operations of the hotel property will be included in our operations beginning on August 6, 2014.
On August 6, 2014, to fund a portion of the acquisition of the Fremont Marriott Silicon Valley hotel, we completed the financing of a $37.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.20%. The stated maturity is August 6, 2016, with three one-year extension options. The mortgage loan is secured by the Fremont Marriott Silicon Valley hotel.
The following table reflects the unaudited pro forma results of operations, based on preliminary allocations, as if both acquisitions had occurred and the applicable indebtedness incurred on January 1, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue	$215,002	$263,821	$416,173	$500,022
Net income (loss)	(2,248)	7,291	(5,679)	(11,744)

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
Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others:

•
factors discussed in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 3, 2014, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

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
Overview
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
Recent Developments
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
On February 27, 2014, we announced that our Board of Directors unanimously approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable distribution. The distribution is expected to be completed in the third quarter of 2014, and we anticipate that (i) the distribution will be comprised of common stock in Ashford Inc., a newly formed company, (ii) Ashford Hospitality Advisors LLC (“Ashford LLC”) will become a subsidiary of Ashford Inc. and (iii) Ashford Inc. will conduct its business and own substantially all of its assets through Ashford LLC. Ashford LLC will continue to externally advise Ashford Prime, and we expect that Ashford LLC will enter into a 20-year advisory agreement to externally advise the Company. We also expect that Ashford Inc. will file an application to list its shares on the NYSE MKT Exchange. This distribution is anticipated to be declared effective during the third quarter of 2014; however, it remains subject to effectiveness of the registration statement filed with the SEC, the approval of the listing of shares by the NYSE MKT exchange, and other legal requirements. We cannot be certain this distribution will proceed or proceed in the manner as currently anticipated.
On March 1, 2014, we closed on the sale of the Pier House Resort to Ashford Prime. The sales price was $92.7 million. Ashford Prime assumed the $69.0 million mortgage and paid the balance of the purchase price in cash, in accordance with the option agreement. We recognized a gain of $3.5 million. We deferred a gain of $599,000 as a result of our retained interest in Ashford Prime.
On April 8, 2014, we commenced a follow-on public offering of 7.5 million shares of common stock at $10.70 per share for gross proceeds of $80.3 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $76.8 million. The offering settled on April 14, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.125 million shares of common stock. On May 14, 2014, the underwriters partially exercised their option and purchased an additional 850,000 shares of our common stock at a price of $10.70 per share less the underwriting discount resulting in additional net proceeds of approximately $8.7 million.
On May 1, 2014, we refinanced our $5.1 million loan due May 2014 with a $6.9 million loan due May 2024, with no extension options. The new loan provides for a fixed interest rate of 4.99%. The new loan continues to be secured by the same hotel property, the Courtyard Hartford-Manchester in Manchester, Connecticut.

On May 13, 2014, the independent directors of the Company approved an amended and restated advisory agreement with Ashford Prime, effective as of January 1, 2014. The amendments, among other things, permit us to have other advisory clients, extend the term of the advisory agreement and modify certain terms of the annual incentive fee and the termination fee.
On July 18, 2014, we acquired a 100% interest in The Ashton hotel in Fort Worth, Texas for a total consideration of $8.0 million. The acquisition was funded with proceeds from a $5.5 million mortgage loan and cash. We are in the process of evaluating the values assigned to investment in hotel properties, property level working capital balances, indebtedness and any potential intangibles. The results of operations of the hotel property will be included in our operations beginning on July 18, 2014.
On July 25, 2014, we refinanced three mortgage loans, including our $135.0 million mortgage loan due May 2015, our $101.1 million mortgage loan due December 2014 and our $88.5 million mortgage loan due February 2016. The new loans total $468.9 million and resulted in excess proceeds of approximately $104 million after estimated closing costs and reserves. As a result of the refinancing, the Homewood Suites Mobile and the Hampton Inn Terre Haute, Indiana are now unencumbered by debt.
On July 31, 2014, to fund a portion of the acquisition of the Ashton hotel, we completed the financing of a $5.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 3.75% (with a .25% LIBOR floor) for the first 18 months and a fixed rate of4.0% thereafter. The stated maturity is July 31, 2019, with no extension options. The mortgage loan is secured by the Ashton hotel.
On August 6, 2014, we acquired a 100% interest in the Fremont Marriott Silicon Valley hotel in Fremont, California for a total consideration of $50.0 million. The acquisition was funded with proceeds from a $37.5 million non-recourse mortgage loan and cash. We are in the process of evaluating the values assigned to investment in hotel properties, property level working capital balances, indebtedness and any potential intangibles. The results of operations of the hotel property will be included in our operations beginning on August 6, 2014.
On August 6, 2014, to fund a portion of the acquisition of the Fremont Marriott Silicon Valley hotel, we completed the financing of a $37.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.20%. The stated maturity is August 6, 2016, with three one-year extension options. The mortgage loan is secured by the Fremont Marriott Silicon Valley hotel.
Spin-off of Ashford Prime - On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime, a newly formed company. We contributed the portfolio interests into Ashford Prime OP, Ashford Prime’s operating partnership. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our common shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such shareholder as of the close of business on November 8, 2013. Ashford Prime is expected to qualify as a REIT for federal income tax purposes and is listed on the New York Stock Exchange under the symbol “AHP.” The transaction also included options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida. Ashford LLC, our subsidiary, which is anticipated to be spun-off as discussed in “Spin-off of Ashford Inc.” below, acts as external advisor to Ashford Prime.
With respect to the initial eight hotel properties that are now owned by Ashford Prime, the operating results are included in our consolidated statements of operations for the three and six months ended June 30, 2013, in accordance with the applicable accounting guidance. We sold the Pier House Resort to Ashford Prime on March 1, 2014. Its results of operations are included in continuing operations as the sale does not meet the requirements to be classified in discontinued operations in accordance with the applicable accounting guidance. With respect to the Pier House Resort, its operating results from January 1, 2014 through February 28, 2014 are included in our results of operations for the six months ended June 30, 2014. Because we acquired the Pier House Resort on May 14, 2013, its operating results are included in our results of operations for the three and six months ended June 30, 2013 beginning on May 14, 2013. The Crystal Gateway Marriott in Arlington, Virginia is included in “assets held and used” and continuing operations as it does not meet the requirements to be classified as “held for sale” or “discontinued operations” in accordance with the applicable accounting guidance. The following table summarizes the operating results of the eight-hotel portfolio and the Pier House Resort included in our results of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total revenue	$—	$65,740	$4,260	$119,826
Total operating expenses	—	49,198	2,622	94,328
Operating income	—	16,542	1,638	25,498
Interest income	—	4	—	14
Interest expense and amortization of loan costs	—	(8,299)	(717)	(16,191)
Write-off of loan costs and exit fees	—	—	—	(1,971)
Unrealized gain (loss) on derivatives	—	9	—	(22)
Income before income taxes	$—	$8,256	$921	$7,328
Spin-off of Ashford Inc. - On February 27, 2014, we announced that our Board of Directors unanimously approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable distribution. The distribution is expected to be completed in the third quarter of 2014, and we anticipate that (i) the distribution will be comprised of common stock in Ashford Inc., a newly formed company, (ii) Ashford Hospitality Advisors LLC (“Ashford LLC”) will become a subsidiary of Ashford Inc. and (iii) Ashford Inc. will conduct its business and own substantially all of its property through Ashford LLC. Ashford LLC will continue to externally advise Ashford Prime, and we expect that Ashford LLC will enter into a 20-year advisory agreement to externally advise the Company. We also expect that Ashford Inc. will file an application to list its shares on the NYSE MKT Exchange. This distribution is anticipated to be declared effective during the third quarter of 2014; however, it remains subject to effectiveness of the registration statement filed with the SEC, the approval of the listing of shares by the NYSE MKT exchange, and other legal requirements. We cannot be certain this distribution will proceed or proceed in the manner as currently anticipated.
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
As of June 30, 2014, the borrowing capacity under our senior credit facility is $165.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $225.0 million. We may use up to $10.0 million for standby letters of credit. The senior credit facility expires in September 2014 and includes a one-year extension option. We do not currently plan to exercise the extension option or replace it with another credit facility. Because cash flows from operations, capital market activities and property refinancing proceeds have provided sufficient liquidity throughout the term of the credit facility, we have never had a need to draw on the credit facility. Accordingly, absence of a credit facility is not expected to have a significant impact on our liquidity.
In September 2010, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $50.0 million of our common stock at market prices. No shares have been sold under this ATM program since its inception. The ATM program will remain in effect until such time that either party elects to terminate or the $50.0 million cap is reached.
In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. The ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached. Through June 30, 2014, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the six months ended June 30, 2014, no shares were issued.
On November 19, 2013, we completed the spin-off of Ashford Prime and the 8-hotel portfolio contributed to Ashford Prime. The cash flows from operations generated by the 8-hotel portfolio were approximately $26.5 million for the six months ended June 30, 2013. We do not believe that the absence of the cash flows generated by these eight hotel properties and the Pier House Resort from our operations will have a significant impact on our liquidity. As a result of retaining an ownership interest in Ashford Prime OP, Ashford Prime’s operating partnership, our portion of Ashford Prime OP’s net income (loss) is reflected in our results of operations since November 19, 2013.
Additionally, our subsidiary, Ashford LLC, acts as the external advisor to Ashford Prime, and as a result, we receive advisory fees from Ashford Prime. Ashford Prime is required to pay Ashford LLC a quarterly base fee equal to 0.70% per annum of the total enterprise value of Ashford Prime, subject to a minimum quarterly base fee, and reimbursements of certain expenses as payment for managing the day-to-day operations of Ashford Prime and its subsidiaries in conformity with Ashford Prime’s investment guidelines. Ashford Prime is also required to pay Ashford LLC an annual incentive fee that is based on Ashford Prime’s total return performance as compared to Ashford Prime’s peer group. The fees are included in our results of operations since November 19, 2013. On February 27, 2014, we announced that our Board of Directors unanimously approved a plan to spin-off our asset management business. We anticipate that Ashford LLC will become a subsidiary of Ashford Inc. and that Ashford Inc. will conduct its business and own substantially all of its property through Ashford LLC. Ashford LLC will continue to externally advise Ashford Prime and we expect that Ashford LLC will enter into a 20-year advisory agreement to externally advise the Company. We do not expect that the spin-off will have a significant impact on our liquidity as we believe that the impact of no longer receiving the advisory revenues associated with the Ashford Prime advisory agreement as well as the impact of paying the advisory services fee to Ashford LLC will be largely offset by the reduction of employee related expenses.
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
On April 8, 2014, we commenced a follow-on public offering of 7.5 million shares of common stock at $10.70 per share for gross proceeds of $80.3 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $76.8 million. The offering settled on April 14, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.125 million shares of common stock. On May 9, 2014, the underwriters partially exercised their option to purchase an additional 850,000 shares of our common stock at a price of $10.70 per share less the underwriting discount resulting in additional net proceeds of approximately $8.7 million.
On July 25, 2014, we refinanced three mortgage loans, including our $135.0 million mortgage loan due May 2015, our $101.1 million mortgage loan due December 2014 and our $88.5 million mortgage loan due February 2016. The new loans total $468.9 million and resulted in excess proceeds of approximately $104 million after estimated closing costs and reserves. As a result of the refinancing, the Homewood Suites Mobile and the Hampton Inn Terre Haute, Indiana are now unencumbered by debt.
On July 31, 2014, to fund a portion of the acquisition of the Ashton hotel, we completed the financing of a $5.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 3.75% (with a .25% LIBOR floor) for the first 18 months and a fixed rate of 4.0% thereafter. The stated maturity is July 31, 2019, with no extension options. The mortgage loan is secured by the Ashton hotel.
On August 6, 2014, to fund a portion of the acquisition of the Fremont Marriott Silicon Valley hotel, we completed the financing of a $37.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.20%. The stated maturity is August 6, 2016, with three one-year extension options. The mortgage loan is secured by the Fremont Marriott Silicon Valley hotel.
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
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $62.4 million and $74.9 million for the six months ended June 30, 2014 and 2013, respectively. Cash flows from operations are impacted by changes in hotel operations, including the effect of the 8-hotel properties included in the Ashford Prime spin-off, that were included in the 2013 results, but not the 2014 results, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Used in Investing Activities. For the six months ended June 30, 2014, investing activities used net cash flows of $44.0 million, which consisted of cash outflows of $57.6 million for capital improvements made to various hotel properties,$1.8 million primarily attributable to deposits on the purchase of hotel properties and $21.4 million of net deposits to restricted cash for capital expenditures. Previously, this cash was held in accounts in the name of a third-party hotel manager and included in “Due from third party hotel managers” as of December 31, 2013 on our consolidated balance sheet. As of June 30, 2014, this cash is held in accounts in our name and is classified as “Restricted cash” on our consolidated balance sheet as June 30, 2014. These outflows were partially offset by inflows of $22.7 million attributable to cash proceeds received from the sale of the Pier

House Resort and two WorldQuest condominium units. , $13.6 million of reimbursements from Ashford Prime related to transaction costs from the Ashford Prime spin-off, $356,000 of proceeds from property insurance and $123,000 of cash payments received on previously impaired mezzanine loans. For the six months ended June 30, 2013, investing activities used net cash flows of $132.6 million, which primarily consisted of $88.2 million for hotel properties acquired and $44.9 million for capital improvements made to various hotel properties, offset by cash inflows of $307,000 received from the sale of a WorldQuest condominium unit and $122,000 of cash payments received on previously impaired mezzanine loans.
Net Cash Flows Provided by Financing Activities. For the six months ended June 30, 2014, net cash flows provided by financing activities were $65.1 million. Cash inflows consisted primarily of $206.9 million in borrowings on indebtedness and proceeds of $85.8 million from issuance of treasury stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $180.1 million for repayments of indebtedness, $41.6 million for dividend payments to common and preferred shareholders and unit holders, $1.2 million for distributions to noncontrolling interests in consolidated entities, $4.0 million for payments of loan costs and exit fees, $458,000 for purchase of treasury stock and $233,000 of payments for derivatives. For the six months ended June 30, 2013, net cash flows provided by financing activities were $122.3 million. Cash inflows consisted primarily of $199.9 million in borrowings on indebtedness, $125.9 million in proceeds from issuance of treasury stock and $7.9 million in proceeds from the counterparties of our interest rate derivatives. Cash inflows were partially offset by cash outlays primarily consisting of $157.4 million for repayments of indebtedness, $37.5 million for dividend payments to common and preferred stockholders and unit holders, $13.5 million for distributions to noncontrolling interests in consolidated entities and $2.9 million for payments of loan costs and exit fees.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow (i) beyond certain amounts or (ii) for certain purposes. Presently, our existing financial debt covenants primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan-to-value ratio, and maintaining an overall minimum total assets. As of June 30, 2014, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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
At June 30, 2014, our only recourse obligation is our $165.0 million senior credit facility held by six banks, which expires in September 2014. Currently, there is no outstanding balance on this credit facility. The primary covenants of this senior credit facility include (i) the minimum fixed charge coverage ratio, as defined, of 1.25x through expiration (ours was 1.30x at June 30, 2014); and (ii) the maximum leverage ratio, as defined, of 65% (ours was 55.97% at June 30, 2014). In the event we borrow on this credit facility, we may be unable to refinance a portion or all of this senior credit facility before maturity. However, if it becomes necessary to pay down the principal balance, if any, at maturity, we believe we will be able to accomplish that with cash on hand, cash flows from operations, equity raises, or, to the extent necessary, asset sales.
Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2014 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties. Additionally, we have no further rights to extend our senior credit facility beyond the one-year extension option and can give no assurance that the lenders under our senior credit facility would agree to any further extension or that a replacement credit facility could be obtained.
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
Our existing hotels are mostly located in developed areas with competing hotel properties. Future occupancy, Average daily room rate (“ADR”), and Revenue per available room (“RevPAR”) of any individual hotel could be materially and adversely affected by an increase in the number or quality of competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.
Dividend Policy. During the six month periods ended June 30, 2014 and 2013, the Board of Directors declared quarterly dividends of $0.12 per outstanding share of common stock. In December 2013, the Board of Directors approved our 2014 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2014. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Favorable/ (Unfavorable) Change	Six Months Ended June 30,		Favorable/ (Unfavorable) Change
	2014	2013		2014	2013
Total revenue	$208,889	$258,539	$(49,650)	$404,485	$490,481	$(85,996)
Total hotel operating expenses	(136,245)	(156,733)	20,488	(256,811)	(304,249)	47,438
Property taxes, insurance, and other	(8,981)	(11,663)	2,682	(18,601)	(23,911)	5,310
Depreciation and amortization	(26,612)	(32,842)	6,230	(52,841)	(65,322)	12,481
Impairment charges	104	99	5	205	195	10
Transaction costs	(83)	(1,170)	1,087	(83)	(1,170)	1,087
Corporate, general, and administrative	(19,451)	(14,699)	(4,752)	(32,186)	(29,215)	(2,971)
Operating income	17,621	41,531	(23,910)	44,168	66,809	(22,641)
Equity in earnings (loss) of unconsolidated entities	7,461	2,367	5,094	3,963	(4,521)	8,484
Interest income	12	13	(1)	18	49	(31)
Other income	2,000	310	1,690	3,277	6,132	(2,855)
Interest expense and amortization of loan costs	(27,922)	(36,026)	8,104	(56,447)	(71,406)	14,959
Write-off of loan costs and exit fees	(6)	—	(6)	(2,034)	(1,971)	(63)
Unrealized gain (loss) on marketable securities	(944)	(919)	(25)	(943)	1,782	(2,725)
Unrealized gain (loss) on derivatives	(263)	789	(1,052)	(610)	(6,360)	5,750
Income tax expense	(312)	(465)	153	(528)	(1,069)	541
Income (loss) from continuing operations	(2,353)	7,600	(9,953)	(9,136)	(10,555)	1,419
Gain on sale of hotel property, net of tax	—	—	—	3,491	—	3,491
Net income (loss)	(2,353)	7,600	(9,953)	(5,645)	(10,555)	4,910
(Income) loss from consolidated entities attributable to noncontrolling interests	(5)	8	(13)	22	715	(693)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	772	(502)	1,274	1,649	2,260	(611)
Net income (loss) attributable to the Company	$(1,586)	$7,106	(8,692)	$(3,974)	$(7,580)	3,606
The following table illustrates key performance indicators for our hotel properties included in continuing operations for the three and six months ended June 30, 2014 and 2013.The results of the Pier House Resort, which was acquired on May 14, 2013 and sold on March 1, 2014 are included for the periods from May 14, 2013 through June 30, 2013 and January 1, 2014 through February 28, 2014. The operating results of the eight hotel properties included in the Ashford Prime spin-off are included in continuing operations for the three and six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RevPar (revenue per available room)	$108.36	$111.75	$105.27	$105.61
Occupancy	80.10%	78.70%	77.40%	75.00%
ADR (average daily rate)	$135.35	$142.07	$136.02	$140.75

Comparison of the Three Months Ended June 30, 2014 and 2013
Income from continuing operations represents the operating results of our hotel properties and WorldQuest included in continuing operations for the three months ended June 30, 2014 and 2013. The results of the Pier House Resort, which was acquired on May 14, 2013 and sold on March 1, 2014 are included for the periods May 14, 2013 through February 28, 2014. The operating results of the eight hotel properties included in the Ashford Prime spin-off are included in continuing operations for the three months ended June 30, 2013.
Revenue. Rooms revenue for the three months ended June 30, 2014 (the “2014 quarter”) decreased $37.5 million, or 18.2%, to $168.2 million from $205.7 million for the three months ended June 30, 2013 (the “2013 quarter”). We experienced a decrease in rooms revenue of $47.1 million as a result of the Ashford Prime spin-off and $1.8 million associated with the Pier House Resort that was purchased in May 2013 and sold in March 2014 offset by an $11.4 million increase from our remaining 86 hotel properties and WorldQuest. Food and beverage revenue experienced a decrease of $14.2 million, or 32.9%, of which food and beverage revenue decreased $13.7 million as a result of the Ashford Prime spin-off, $388,000 from the Pier House Resort and $141,000 from our remaining 86 hotel properties. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced a decrease of $2.8 million, of which $2.6 million is attributable to the Ashford Prime spin-off and the remaining $172,000 decrease is a result of our remaining 86 hotel properties and the Pier House Resort. We recorded advisory services revenue of $3.9 million from Ashford Prime which was comprised of a base advisory fee of $2.2 million and reimbursable overhead and internal audit and asset management services of $597,000. We also recorded advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of approximately $1.1 million in connection with providing advisory services. No incentive management fee was recognized during the 2014 quarter in connection with the advisory agreement between Ashford LLC and Ashford Prime. Other non-hotel revenue in the 2014 quarter was $1.1 million compared to $136,000 in the 2013 quarter. The increase in other non-hotel revenue is primarily attributable to expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services to PIM Highland JV. These reimbursements were presented as credits in corporate, general and administrative expenses for the 2013 quarter.
Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced decreases of $18.2 million in direct expenses and $2.3 million in indirect expenses and management fees in the 2014 quarter, which were primarily attributable to decreases in direct expenses and indirect expenses and management fees of $19.9 million and $17.0 million, respectively as a result of the Ashford Prime spin-off. The increases from our remaining 86 hotel properties and WorldQuest are attributable to higher hotel revenues at those properties. We also recorded a charge in the 2014 quarter of $10.8 million related to a jury verdict received in a legal proceeding. See Note 13 to our consolidated financial statements. Direct expenses were 29.1% and 30.0% of total hotel revenue for the 2014 quarter and the 2013 quarter, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other decreased $2.7 million for the 2014 quarter to $9.0 million due to $2.8 million of property taxes, insurance, and other in the 2013 quarter associated with the properties included in the Ashford Prime spin-off. This decrease was partially offset by higher property taxes and higher insurance premiums.
Depreciation and Amortization. Depreciation and amortization decreased $6.2 million for the 2014 quarter compared to the 2013 quarter due to $7.6 million of depreciation and amortization in the 2013 quarter associated with the properties included in the Ashford Prime spin-off. The resulting increase of $1.4 million is attributable to capital expenditures that have occurred since June 30, 2013.
Impairment Charges. We recorded credits to impairment charges of $104,000 and $99,000 for the 2014 quarter and 2013 quarter, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.
Transaction Costs. Transaction costs decreased $1.1 million, or 92.9%, to $83,000. In the 2013 quarter we recorded transaction costs of $747,000 related to the Pier House Resort acquisition and $423,000 related to costs associated with other miscellaneous items.
Corporate, General, and Administrative. Corporate, general, and administrative expenses increased 32.3%, or $4.8 million for the 2014 quarter to $19.5 million. Non-cash equity-based compensation increased $3.2 million, which is primarily attributable to additional expense in the 2014 quarter associated with a modification of the LTIP grants, under the applicable accounting guidance, of our former Chief Financial Officer as a result of his retirement. Additionally, corporate, general and administrative expenses increased $1.6 million, which is primarily attributable to higher salaries and benefits of $1.6 million, equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of approximately $1.1 million in connection with providing advisory services, $989,000 of expense associated with the proposed spin-off of Ashford Inc. and $925,000 of expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services to PIM Highland JV. These reimbursements were presented as credits in corporate, general and administrative expenses for the three months ended June 30, 2013 and as other revenue for the three months ended June 30, 2014. The remaining increase is primarily attributable to higher office expenses, professional fees and other miscellaneous expenses totaling approximately $807,000. These increases were offset by $3.9 million of transaction costs associated with the Ashford Prime spin-off recognized during the 2013 quarter.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in earnings of unconsolidated entities of $7.5 million and $2.4 million for the 2014 quarter and the 2013 quarter, respectively. Our 2014 quarter includes equity in earnings in Ashford Prime of $733,000 and $6.7 million in PIM Highland JV. The 2013 quarter only included our equity in earnings of PIM Highland JV.
Interest Income. Interest income was $12,000 and $13,000 for the 2014 quarter and the 2013 quarter, respectively.
Other Income. Other income was $2.0 million and $310,000 for the 2014 quarter and the 2013 quarter, respectively. The increase in other income is primarily attributable to realized gain on marketable securities of $1.8 million and dividend income of $191,000 for the 2014 quarter compared to a realized gain on marketable securities of $118,000 and dividend income of $78,000 for the 2013 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $8.1 million to $27.9 million for the 2014 quarter from $36.0 million for the 2013 quarter. The decrease is primarily due to lower interest expense of $8.3 million resulting from lower debt balances associated with the Ashford Prime spin-off. The remaining increase is due to higher loan cost amortization, partially offset by lower interest expense due to a decrease in the weighted average interest rate of our debt in the 2014 quarter compared to the 2013 quarter. The average LIBOR rates for the 2014 quarter and the 2013 quarter were 0.15% and 0.20%, respectively.
Unrealized Gain (Loss) on Marketable Securities. Unrealized losses on marketable securities of $944,000 and $919,000 for the 2014 quarter and the 2013 quarter, respectively, are based on changes in closing market prices during the quarter.
Unrealized Gain (Loss) on Derivatives. For the 2014 quarter, we recorded an unrealized loss of $263,000, consisting of a $72,000 loss related to interest rate derivatives and a $191,000 loss related to credit default swaps. In the 2013 quarter, we recorded an unrealized gain of $789,000, consisting of a $16,000 gain related to interest rate derivatives and a $773,000 gain related to credit default swaps. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. We recorded income tax expense of $312,000 and $465,000 for the 2014 quarter and the 2013 quarter, respectively. The decrease in income tax expense is primarily due to decreased profitability in our TRS subsidiaries as a result of the Ashford Prime spin-off.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated income of $5,000 in the 2014 quarter and a loss of $8,000 during the 2013 quarter.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $772,000 and net income of $502,000 in the 2014 quarter and the 2013 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 13.02% and 14.48% in the operating partnership at June 30, 2014 and 2013, respectively.
Comparison of the Six Months Ended June 30, 2014 and 2013
Income from continuing operations represents the operating results of our hotel properties and WorldQuest included in continuing operations for the six months ended June 30, 2014 and 2013. The results of the Pier House Resort, which was acquired on May 14, 2013 and sold on March 1, 2014 are included for the periods May 14, 2013 through February 28, 2014. The operating results of the eight hotel properties included in the Ashford Prime spin-off are included in continuing operations for the six months ended June 30, 2013.
Revenue. Rooms revenue for the six months ended June 30, 2014 (the “2014 period”) decreased $63.3 million, or 16.3%, to $325.9 million from $389.2 million for the six months ended June 30, 2013 (the “2013 period”). We experienced a decrease in rooms revenue of $85.7 million as a result of the Ashford Prime spin-off; offset by a $20.8 million increase from our remaining 86 hotel properties and WorldQuest and a $1.6 million in rooms revenue associated with the Pier House Resort that was purchased in May 2013 and sold in March 2014. Food and beverage revenue experienced a decrease of $25.6 million, or 30.9%, of which food and beverage revenue decreased $26.8 million as a result of the spin-off, offset by an increase of $1.2 million from our remaining 86 hotel properties and the Pier House Resort. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced a decrease of $5.1 million, which is primarily attributable to the Ashford Prime spin-off. We recorded advisory services revenue of $6.1 million from Ashford Prime which was comprised of a base advisory fee of $4.2 million and reimbursable overhead, internal audit and asset management services of $820,000. We also recorded advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of approximately $1.1 million in connection with providing advisory services. No incentive management fee was recognized during the 2014 period in connection with the advisory agreement between Ashford LLC and Ashford Prime. Other non-hotel revenue in the 2014 period was $2.1 million compared to $243,000 in the 2013 period. The increase in other non-hotel revenue is primarily attributable to expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services to PIM Highland JV. These reimbursements were presented as credits in corporate, general and administrative expenses for the six months ended June 30, 2013.
Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced decreases of $34.1 million in direct expenses and $13.3 million in indirect expenses and management fees in the 2014 period, which were primarily attributable to decreases in direct expenses and indirect expenses and management fees of $39.2 million and $32.5 million, respectively, as a result of the Ashford Prime spin-off. The increases from our remaining 86 hotel properties and WorldQuest are attributable to higher hotel revenues at those properties. We also recorded a charge in the 2014 period of $10.8 million related to a jury verdict received in a legal proceeding. See Note 13 to our consolidated financial statements. Direct expenses were 29.6% and 30.9% of total hotel revenue for the 2014 period and the 2013 period, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other decreased $5.3 million for the 2014 period to $18.6 million due to $5.7 million of property taxes, insurance, and other in the 2013 period associated with the properties included in the Ashford Prime spin-off. This decrease was partially offset by higher property taxes and higher insurance premiums.
Depreciation and Amortization. Depreciation and amortization decreased $12.5 million for the 2014 period compared to the 2013 period due to $15.1 million of depreciation and amortization in the 2013 period associated with the properties included in the Ashford Prime spin-off. The resulting increase of $2.6 million is attributable to capital expenditures that have occurred since June 30, 2013.
Impairment Charges. We recorded credits to impairment charges of $205,000 and $195,000 for the 2014 period and 2013 period, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.
Transaction Costs. Transaction costs decreased $1.1 million, or 92.9%, to $83,000. In the 2013 period we recorded transaction costs of $747,000 related to the Pier House Resort acquisition and $423,000 related to costs associated with other miscellaneous items.
Corporate, General, and Administrative. Corporate, general, and administrative expenses increased to $32.2 million for the 2014 period compared to $29.2 million for the 2013 period. Non-cash equity-based compensation decreased $663,000, which is primarily attributable to additional expense in the 2013 period associated with accelerated vestings of LTIP units of our Chairman Emeritus as a result of his retirement, partially offset by additional expense in the 2014 period associated with a modification of the LTIP grants, under the applicable accounting guidance, of our former Chief Financial Officer as a result of his retirement. Additionally, corporate, general and administrative expenses increased $3.5 million, which is primarily attributable to higher salaries and benefits of $2.4 million, equity grants of Ashford Prime common stock and LTIP units awarded our officers and employees of approximately $1.1 million in connection with providing advisory services, $1.2 million of expense associated with the proposed spin-off of Ashford Inc. and $1.9 million of expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services to PIM Highland JV. These reimbursements were presented as credits in corporate, general and administrative expenses for the six months ended June 30, 2013 and as other revenue for the six months ended June 30, 2014. The remaining increase is primarily attributable to higher higher office expenses, professional fees and other miscellaneous expenses totaling approximately $951,000. These expenses were offset by $3.9 million of transaction costs associated with the Ashford Prime spin-off recognized during the 2013 period.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in earnings of unconsolidated entities of $4.0 million and equity in loss of $4.5 million for the 2014 period and the 2013 period, respectively. Our 2014 period includes equity in loss in Ashford Prime of $11,000 and equity in earnings in PIM Highland JV of $4.0 million . The 2013 period only included our equity in loss of PIM Highland JV.
Interest Income. Interest income was $18,000 and $49,000 for the 2014 period and the 2013 period, respectively.
Other Income. Other income was $3.3 million and $6.1 million for the 2014 period and the 2013 period, respectively. The decrease in other income is primarily attributable to the expiration of non-hedge interest rate swaps in the first quarter of 2013. The non-hedge interest rate swaps provided no income in the 2014 period compared to income of $6.2 million in the 2013 period.

Other income also included a realized gain on marketable securities of $2.9 million and dividends of $363,000 for the 2014 period compared to a realized loss on marketable securities of $373,000 and dividends of $155,000 for the 2013 period.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $15.0 million to $56.4 million for the 2014 period from $71.4 million for the 2013 period. The decrease is primarily due to lower interest expense of $16.2 million resulting from lower debt balances associated with the Ashford Prime spin-off.The remaining increase is due to higher loan cost amortization, partially offset by lower interest expense due to a decrease in the weighted average interest rate of our debt in the 2014 period compared to the 2013 period. The average LIBOR rates for the 2014 period and the 2013 period were 0.15% and 0.20%, respectively.
Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities of $943,000 and unrealized gain on marketable securities of $1.8 million for the 2014 period and the 2013 period, respectively, are based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. For the 2014 period, we recorded an unrealized loss of $610,000, consisting of a $193,000 loss related to interest rate derivatives and a $417,000 loss related to credit default swaps. The majority of our interest rate derivatives expired in the first quarter of 2013. In the 2013 period, we recorded an unrealized loss of $6.4 million, consisting of a $6.2 million loss related to interest rate derivatives and a $131,000 loss related to credit default swaps. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. We recorded income tax expense of $528,000 and $1.1 million for the 2014 period and the 2013 period, respectively. The decrease in income tax expense is primarily due to decreased profitability in our TRS subsidiaries as a result of the Ashford Prime spin-off.
Gain on Sale of Hotel Property. We recognized a gain of $3.5 million in connection with the sale of the Pier House Resort to Ashford Prime. We deferred a gain of $599,000, in accordance with the applicable accounting guidance, as a result of our equity investment in Ashford Prime OP.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated loss of $22,000 and $715,000 during the 2014 period and the 2013 period, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $1.6 million and $2.3 million in the 2014 period and the 2013 period, respectively. Redeemable noncontrolling interests represented ownership interests of 13.02% and 14.48% in the operating partnership at June 30, 2014 and 2013, respectively.
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
NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO, and Adjusted FFO are made to assist our investors evaluate our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gains or losses on sales of properties, impairment charges, write-off of loan costs and exit fees, other income, transaction, acquisition and management conversion costs, transaction costs related to spin-offs, legal judgments, software implementation costs and non-cash items such as amortization of unfavorable management contract liabilities, equity-based compensation, compensation adjustment related to modified employment terms and unrealized gains and losses on marketable securities and derivative instruments, as well as the Company’s portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(2,353)	$7,600	$(5,645)	$(10,555)
(Income) loss from consolidated entities attributable to noncontrolling interests	(5)	8	22	715
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	772	(502)	1,649	2,260
Net income (loss) attributable to the Company	(1,586)	7,106	(3,974)	(7,580)
Interest income	(12)	(13)	(18)	(49)
Interest expense and amortization of loan costs	27,890	35,529	56,381	70,501
Depreciation and amortization	26,573	32,005	52,764	63,665
Income tax expense	312	465	540	1,069
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(772)	502	(1,649)	(2,260)
Equity in (earnings) loss of unconsolidated entities	(7,461)	(2,367)	(3,963)	4,521
Company’s portion of EBITDA of unconsolidated entities (Ashford Prime OP)	3,091	—	5,625	—
Company’s portion of EBITDA of unconsolidated entities (PIM Highland JV)	28,827	26,747	49,402	44,136
EBITDA	76,862	99,974	155,108	174,003
Amortization of unfavorable management contract liabilities	(494)	(586)	(988)	(1,197)
Impairment charges	(104)	(99)	(205)	(195)
Gain on sale of hotel property	—	—	(3,503)	—
Write-off of loan costs and exit fees	6	—	2,034	1,971
Other income (1)	(2,000)	(310)	(3,277)	(6,132)
Transaction, acquisition and management conversion costs	83	1,300	83	1,300
Transaction costs related to spin-offs	1,187	3,856	1,187	3,856
Software implementation costs	255	—	255	—
Legal judgment	10,800	—	10,800	—
Unrealized (gain) loss on marketable securities	944	919	943	(1,782)
Unrealized (gain) loss on derivatives	263	(789)	610	6,360
Compensation adjustment related to modified employment terms	2,997	—	2,997	—
Equity-based compensation	5,505	4,550	9,993	12,893
Company’s portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	176	—	490	—
Company’s portion of adjustments to EBITDA of unconsolidated entities (PIM Highland JV)	(7)	3	(513)	22
Adjusted EBITDA	$96,473	$108,818	$176,014	$191,099
____________________________________

(1)	Other income, primarily consisting of income from interest rate derivatives and net realized gain/loss on marketable securities in both periods, is excluded from Adjusted EBITDA.

We calculate Funds From Operations (“FFO”) and Adjusted FFO (“AFFO”) in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO (“AFFO”) excludes write-off of loan costs and exit fees, impairment of notes receivable, other income, transaction, acquisition and management conversion costs, transaction costs related to spin-offs, legal judgments, software implementation costs and non-cash items such as equity-based compensation adjustments for modified employment terms, compensation adjustment related to modified employment terms, unrealized gains and losses on marketable securities and derivative instruments as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net loss to FFO and Adjusted FFO available to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(2,353)	$7,600	$(5,645)	$(10,555)
(Income) loss from consolidated entities attributable to noncontrolling interests	(5)	8	22	715
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	772	(502)	1,649	2,260
Preferred dividends	(8,491)	(8,491)	(16,981)	(16,981)
Net loss attributable to common shareholders	(10,077)	(1,385)	(20,955)	(24,561)
Depreciation and amortization of real estate	26,482	31,900	52,587	63,462
Gain on sale of hotel property	—	—	(3,503)	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(772)	502	(1,649)	(2,260)
Equity in (earnings) loss of unconsolidated entities	(7,461)	(2,367)	(3,963)	4,521
Company’s portion of FFO of unconsolidated entities (Ashford Prime OP)	1,985	—	2,771	—
Company’s portion of FFO of unconsolidated entities (PIM Highland JV)	17,621	14,617	26,472	20,253
FFO available to common shareholders	27,778	43,267	51,760	61,415
Write-off of loan costs and exit fees	6	—	2,034	1,971
Impairment charges	(104)	(99)	(205)	(195)
Transaction, acquisition and management conversion costs	83	1,300	83	1,300
Transaction costs related to spin-offs	1,187	3,856	1,187	3,856
Other income (1)	(2,000)	(310)	(3,277)	83
Legal judgment	10,800	—	10,800	—
Compensation adjustment related to modified employment terms	2,997	—	2,997	—
Equity-based compensation adjustment for modified employment terms	—	—	—	4,678
Unrealized (gain) loss on marketable securities	944	919	943	(1,782)
Unrealized (gain) loss on derivatives	263	(789)	610	6,360
Software implementation costs	255	—	255	—
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	67	—	388	—
Company’s portion of adjustments to FFO of unconsolidated entities (PIM Highland JV)	(7)	3	(513)	22
Adjusted FFO available to common shareholders	$42,269	$48,147	$67,062	$77,708
____________________________________

(1) Other income, primarily consisting of net realized loss on marketable securities in both periods, is excluded from Adjusted FFO.

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2014:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Syracuse, NY	Full service	215	100	215
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	257	100	257
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Homewood Suites	Mobile, AL	Select service	86	100	86
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Terre Haute, IN	Select service	112	100	112
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	697	100	697
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100	162
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100	388
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Columbus, IN	Select service	90	100%	90
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Palm Desert, CA	Select service	151	100	151
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Orlando, FL	Select service	312	100	312
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Edison, NJ	Select service	146	100	146
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Palm Desert, CA	Select service	130	100	130
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Atlanta, GA	Select service	150	100	150
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100	144
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	250	100	250
Crowne Plaza	Beverly Hills, CA	Full service	258	100	258
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Ground Lease Properties
Hilton	Ft. Worth, TX	Full service	294	100%	294
Crowne Plaza	Key West, FL	Full service	160	100	160
Total			16,895		16,868

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At June 30, 2014, our total indebtedness of $1.8 billion included $546.0 million of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2014 would be approximately $1.4 million annually. Interest rate changes have no impact on the remaining $1.2 billion of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2014, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We primarily use interest rate derivatives in order to capitalize on the historical correlation between changes in LIBOR and RevPAR. Beginning in March 2008, we entered into various interest rate swap, cap, floor, and flooridor transactions that were not designated as hedges and expired in March 2013. The changes in the fair market values of these transactions are noncash items and recorded in earnings. The interest rate derivatives we entered into have resulted in total income of approximately $234.4 million from their inception in 2008 through 2013. Based on the LIBOR rates in effect on June 30, 2014, any remaining derivatives are not expected to result in any income or expense for the remainder of 2014.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act)) as of June 30, 2014 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. The landlord is preparing various post trial motions. Upon completion of all post trial motions a final judgment will be entered. The landlord will ultimately appeal this case once the final judgment has been entered. As a result of the jury verdict, we have recorded a charge of $10.8 million, which is included in other expenses in the consolidated statements of operations, for the three and six months ended June 30, 2014.
We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.

ITEM 1A.	RISK FACTORS
We may not be able to complete the proposed spin-off of our asset management business, on the terms we anticipate, or at all.
Our board of directors has unanimously approved a plan to spin-off our asset management business. We are targeting completion of the proposed spin-off in the third quarter of 2014. However, there can be no assurance that the proposed spin-off will be completed as anticipated, or at all. Our ability to complete the proposed spin-off and related restructuring transactions is subject to, among other things, the effectiveness of the Form 10 with the SEC, the filing and approval of an application to list the common stock of Ashford Inc. on a national securities exchange, certain third-party consents and approvals, and the final approval and declaration of the proposed distribution by our board of directors which will take into account the board’s view of the continued advisability of the proposed spin-off at that time. If we are unable to consummate the proposed spin-off, we may not realize the full expected benefits of the proposed spin-off.
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
The distribution of Ashford Inc. common stock will not qualify for tax-free treatment for federal income tax purposes. If the proposed spin-off occurs, an amount equal to the fair market value of the shares of Ashford Inc. common stock received by our common stockholders on the distribution date, including any fractional shares deemed to be received on the distribution date, will be treated as a taxable dividend to the extent of each common stockholder’s share of any of our current or accumulated earnings and profits for the year of the distribution. Any fair market value of the distribution in excess of such share of our current and accumulated earnings and profits is treated first as a non-taxable return of capital to the extent of the stockholder’s adjusted tax basis in our common stock and then as capital gain. The distribution will not include a distribution of cash, except for cash in lieu of fractional shares, and thus our common stockholders will have to use cash from other sources to pay the income tax on this income. In addition, we or other applicable withholding agents may be required or permitted to withhold at the applicable rate on all or a portion of the distribution payable to non-U.S. stockholders, and any such withholding would be satisfied by us or such withholding agent by selling a portion of the Ashford Inc. common stock otherwise distributable to non-U.S. stockholders. Such non-U.S. stockholders may bear brokerage fees or other costs from this withholding procedure. The adjusted tax basis of our common stockholders in our common stock held at the time of the distribution will be reduced (but not below zero) to the extent the fair market value of the shares of Ashford Inc. common stock distributed by us to the common stockholders in the distribution exceeds such stockholder’s share of our current and accumulated earnings and profits. The holding period for shares of our common stock will not be affected by the distribution. We will not be able to advise our common stockholders of the amount of our earnings and profits until after the end of the 2014 calendar year.
Although we will be ascribing a value to Ashford Inc.’s shares in the distribution for tax purposes, this valuation is not binding on the Internal Revenue Service (the “IRS”) or any other taxing authority. These taxing authorities could ascribe a higher valuation to such shares, particularly if Ashford Inc.’s stock trades at prices significantly above the value ascribed to such shares by us in the period following the distribution. Such a higher valuation may cause a larger reduction in the adjusted tax basis of shares of our common stock or may cause you to recognize additional dividend or capital gain income. All stockholders are urged to consult a tax advisor as to the particular tax consequences of the distribution to them.
If the gain we recognize from the proposed spin-off and certain other items of income are significant enough, we may fail to qualify as a REIT for federal income tax purposes.
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
One of the intended benefits of the proposed spin-off is that the aggregate of the market prices of a share of our common stock and a share of Ashford Inc.’s common stock will be greater than was or would be the market price of our common stock had the proposed spin-off not been effected, although it is understood that most spin-offs will result in the stock price of the company that effects the spin-off being somewhat lower, at least for some period after the spin-off, than it was prior to the spin-off. If investors and analysts were to view the proposed spin-off of Ashford Inc. as adversely affecting our post-spin-off financial condition, results of operations and cash flows in a manner disproportionate to the net value of the current asset management business of Ashford Inc., our common stock could trade at a market price lower than that which would accurately reflect the fair value of our company and result in the aggregate of the market prices of a share of our common stock and a share of Ashford Inc.’s common stock being less than the market price of a share of our common stock immediately prior to the spin-off.
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
If the proposed spin-off occurs, we will rely on Ashford Inc.’s performance under various agreements.
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
Our agreements with our external advisor may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.
The terms of the agreements related to the spin-off of our asset management business from us, including an advisory agreement and other agreements with the spun-off entity that will serve as our external advisor, will not be negotiated between unaffiliated third parties. As a result, the terms may be less favorable to us than the terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.
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

•
The base advisory fees that we will be required to pay Ashford Inc. under the advisory agreement between us and Ashford Inc. will be payable regardless of the performance of our portfolio, which may reduce Ashford Inc.’s incentive to devote the time and effort to seeking profitable opportunities for our portfolio.

•
Ashford Inc.’s incentive fees may induce Ashford Inc. to encourage us to acquire certain assets, including speculative or high risk assets, or to acquire assets with increased leverage, which could increase the risk to our portfolio.

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

•
Ashford Inc.’s failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the advisory agreement could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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
If the proposed spin-off occurs, Ashford Inc. will be fully taxable as a corporation for federal income tax purposes, which will cause the earnings of Ashford Inc. to be subject to federal income tax. As a result, all of Ashford Inc.’s income will be subject to federal income tax at a 35% rate for the foreseeable future.
The discussion of our business and operations and risk factors discussed in this report should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on February 28, 2014)

12.0*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	August 8, 2014	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 8, 2014	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer