Form 10-K
period 2014-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2015-03-02
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2014, the aggregate market value of 84,777,992 shares of the registrant’s common stock held by non-affiliates was approximately $978,338,000.
As of February 26, 2015, the registrant had 100,108,168 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2015 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2014

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
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible, estimated or assumed future results of our business, financial condition and liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy, including our ability to complete proposed business transactions described herein or the expected benefit of any such transactions;

•	anticipated or expected purchases or sales of assets;

•	our projected operating results;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
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

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry and the market in which we operate, interest rates, or or local economic conditions

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with our advisor, Remington Lodging & Hospitality, LLC, our executive officers and our non-independent directors;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended, and related rules, regulations and interpretations governing the taxation of REITs; and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes.
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
GENERAL
Ashford Hospitality Trust, Inc., together with its subsidiaries, is an externally-advised real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, equity and debt. Additional information can be found on our website at www.ahtreit.com. We were formed as a Maryland corporation in May 2003 and commenced operations in August 2003, as a self-advised REIT. In November 2014, we completed the spin-off of our asset management business, forming Ashford Inc. as a separate publicly traded company, and we became advised by Ashford Inc. We continue to own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of the Company, serves as the sole general partner of our operating partnership.
Our hotels are primarily operated under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott, Starwood and Intercontinental Hotels Group. Currently, all of our hotels are located in the United States. As of December 31, 2014, we owned interests in the following:

•
87 consolidated hotel properties (“legacy hotel properties”), including 85 directly owned and two owned through majority-owned investments in consolidated entities, which represent 17,205 total rooms (or 17,178 net rooms excluding those attributable to our partners);

•
28 hotel properties owned through a 71.74% common equity interest and a 50.0% preferred equity interest in an unconsolidated joint venture (“PIM Highland JV”), which represent 8,084 total rooms (or 5,799 net rooms excluding those attributable to our joint venture partner);

•	10 hotel properties owned through a 14.9% interest in Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”);

•	86 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 30.1% ownership in Ashford Inc. with a carrying value of $7.1 million; and

•	a mezzanine loan with a carrying value of $3.6 million.
On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. This distribution was comprised of common stock in Ashford Hospitality Prime, Inc. (“Ashford Prime”), a newly formed company. We contributed the portfolio interests into Ashford Hospitality Prime Limited Partnership ("Ashford Prime OP"), Ashford Prime's operating partnership. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our shareholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such shareholder as of the close of business on November 8, 2013. Ashford Prime has qualifiied as a REIT for federal income tax purposes, and is listed on the New York Stock Exchange, under the symbol “AHP.” The transaction also included options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida. We sold the Pier House Resort to Ashford Prime on March 1, 2014, and Ashford Prime’s option to acquire the Crystal Gateway Marriott will expire on May 19, 2015.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2014, all of our 87 legacy hotel properties were leased or owned by our wholly-owned and majority- owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages eligible independent contractors to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. With respect to our unconsolidated joint venture, PIM Highland JV, the 28 hotels are leased to PIM Highland JV’s wholly-owned subsidiary, which is treated as a taxable REIT subsidiary for federal income tax purposes.
We do not operate any of our hotels directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), is one of our property managers, and is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus. As of December 31, 2014, Remington Lodging managed 55 of our 87 legacy hotel properties, while third-party management companies managed the remaining hotel properties. In addition, as of December 31, 2014, Remington Lodging managed 21 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties.

SIGNIFICANT TRANSACTIONS IN 2014 AND RECENT DEVELOPMENTS
Refinanced our $164.4 Million Mortgage Loan - On January 24, 2014, we refinanced our $164.4 million loan due March 2014 with a $200.0 million loan due February 2016, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan provides for an interest rate of LIBOR + 4.75%, with a LIBOR floor of 0.20%. The new loan continues to be secured by the same five hotels that secured the original loan, including: the Embassy Suites Philadelphia Airport, Embassy Suites Walnut Creek, Sheraton Mission Valley San Diego, Sheraton Anchorage and the Hilton Minneapolis/St Paul Airport Mall of America. The refinance resulted in excess proceeds above closing costs and reserves of approximately $37.8 million.
Sale of the Pier House Resort - On March 1, 2014, we closed on the sale of the Pier House Resort to Ashford Prime. The sales price was $92.7 million. Ashford Prime assumed the $69.0 million mortgage and paid the balance of the purchase price in cash, in accordance with the option agreement. We recognized a gain of $3.5 million. We deferred a gain of $599,000 as a result of our retained interest in Ashford Prime.
Common Stock Offering - On April 8, 2014, we commenced a follow-on public offering of 7.5 million shares of common stock at $10.70 per share for gross proceeds of $80.3 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $76.8 million. The offering settled on April 14, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.125 million shares of common stock. On May 9, 2014, the underwriters partially exercised their option and purchased an additional 850,000 shares of our common stock at a price of $10.70 per share less the underwriting discount resulting in additional net proceeds of approximately $8.7 million.
Refinanced our $5.1 Million Mortgage Loan - On May 1, 2014, we refinanced our $5.1 million loan due May 2014 with a $6.9 million loan due May 2024, with no extension options. The new loan provides for a fixed interest rate of 4.99%. The new loan continues to be secured by the same hotel property, the Courtyard Hartford-Manchester in Manchester, Connecticut.
Acquisition of the Ashton Hotel - On July 18, 2014, we acquired a 100% interest in the Ashton hotel in Fort Worth, Texas for total consideration of $8.0 million. The acquisition was funded with cash. We allocated the assets acquired and liabilities assumed using the estimated fair value information based on a third party appraisal. We are in the process of evaluating property level working capital balances, which amount to a net liability of $66,000. On July 31, 2014, to fund a portion of the acquisition, we completed the financing of a $5.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 3.75% (with a .25% LIBOR floor) for the first 18 months and a fixed rate of 4.0% thereafter. The stated maturity is July 2019, with no extension options. The mortgage loan is secured by the Ashton hotel.
Refinanced Three Mortgage Loans - $326.6 Million - On July 25, 2014, we refinanced three mortgage loans, including our $135.0 million mortgage loan due May 2015, our $102.3 million mortgage loan due December 2014, which had an outstanding balance of $101.1 million, and our $89.3 million mortgage loan due February 2016, which had an outstanding balance of $88.5 million. The new loans total $468.9 million. As a result of the refinancing, the Homewood Suites Mobile and the Hampton Inn Terre Haute, Indiana are now unencumbered by debt. Other than the properties noted above, the new loans continue to be secured by the same hotel properties. Homewood Suites Mobile was sold in November 2014.
Acquisition of Fremont Marriott Hotel - On August 6, 2014, we acquired a 100% interest in the Fremont Marriott Silicon Valley hotel in Fremont, California for total consideration of $50.0 million. The acquisition was funded with proceeds from a $37.5 million non-recourse mortgage loan and cash. The mortgage loan bears interest at a rate of LIBOR + 4.20%. The stated maturity is August 2016, with three one-year extension options. We allocated the assets acquired and liabilities assumed using the estimated fair value information based on a third party appraisal. We are in the process of evaluating property level working capital balances, which amount to a net liability of $261,000. The mortgage loan is secured by the Fremont Marriott Silicon Valley hotel.
Expiration of our Senior Credit Facility - Our senior credit facility expired in September 2014. We do not currently plan to replace it with another credit facility. Cash flows from operations, capital market activities and property refinancing proceeds have provided sufficient liquidity throughout the term of the credit facility. Additionally, we never drew on the credit facility. Accordingly, the absence of a credit facility is not expected to have a significant impact on our liquidity.

Spin-off of Asset Management Business - On February 27, 2014, we announced that our Board of Directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. The distribution was made on November 12, 2014. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock for the benefit of our common stockholders, which represents an approximate 30.1% ownership interest in Ashford Inc. In connection with the spin-off we entered into a 20-year advisory agreement with Ashford Inc.
Acquisition of Remaining Interest in PIM Highland JV - We executed a Letter Agreement (the “Agreement”) dated December 14, 2014, with PRISA III Investments, LLC, a Delaware limited liability company (“Seller”). The Agreement was approved by the investment committee of Prudential Real Estate Investors, the investment manager of Seller, and fully executed and delivered to us on December 15, 2014. Pursuant to the Agreement, we agreed to purchase and Seller agrees to sell (the “Transaction”) all of Seller’s right, title and interest in and to its approximately 28.26% interest in PIM Highland JV. Prior to the consummation of the Transaction, we own approximately 71.74% of PIM Highland JV and Seller owns approximately 28.26% of PIM Highland JV. After the consummation of the Transaction, we will own 100% of PIM Highland JV.
Refinanced Two Mortgage Loans - $354.0 Million - On January 2, 2015, we refinanced two mortgage loans totaling $354.0 million. The refinance included the $211.0 million Goldman Sachs Floater loan due July 2015 and the $143.0 million Merrill Lynch 1 loan due July 2015. The new loans total $478 million in four loan pools. The new loans continue to be secured by the same hotel properties.
Acquisition of Lakeway Resort & Spa - On January 12, 2015, we announced that a definitive agreement had been signed to acquire the 168-room Lakeway Resort & Spa in Austin, Texas for total consideration of $33.5 million. The acquisition was completed February 6, 2015.
Acquisition of Memphis Marriott East Hotel - On January 20, 2015, we announced that a definitive agreement had been signed to acquire the 232-room Memphis Marriott East hotel in Memphis, Tennessee for total consideration of $43.5 million.
Common Stock Offering - On January 29, 2015, we commenced a follow-on public offering of 9.5 million shares of common stock. The offering priced on January 30, 2015, at $10.65 per share for gross proceeds of $101.2 million. We granted the underwriters a 30-day option to purchase up to an additional 1.425 million shares of common stock. On February 10, 2015, the underwriters partially exercised their option and purchased an additional 1.029 million shares of our common stock at a price of $10.65 per share.
Formation of Ashford Hospitality Select, Inc. - On January 29, 2015, we announced that our Board of Directors had approved the formation of Ashford Hospitality Select, Inc. (“Ashford Select”), a new privately-held company dedicated to investing primarily in existing premium branded, upscale and upper-midscale, select-service hotels, including extended stay hotels, in the United States. Upon launch, expected in the first quarter of 2015, we intend to contribute to Ashford Select 16 of our existing select-service hotels, comprised of 2,560 total guestrooms. On February 18, 2015, Ashford Trust OP entered into four agreements for the contribution or sale of the portfolio of 16 select-service hotels to Ashford Select and its subsidiaries, including its operating partnership Ashford Hospitality Select Limited Partnership (“Ashford Select OP”), for aggregate consideration of approximately $321.0 million, which will be payable through the assumption of approximately $232.5 million of aggregate property level debt, the payment of approximately $66.4 million in cash and the issuance of approximately $22.1 million in equity interests of Ashford Select. Additionally, the aggregate consideration may be increased by up to $10.0 million (payable 75% in cash and 25% in equity interests in Ashford Select), based on the performance of the entire 16-hotel portfolio. We also expect to grant Ashford Select a right of first offer to acquire any select-service hotels we decide to sell in the future, subject to any prior rights of the managers of the hotels or other third parties. Ashford Select intends to qualify as a REIT for federal income tax purposes.
BUSINESS STRATEGIES
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, which continued through 2013. Room rates, measured by the average daily rate (“ADR”), which typically lags occupancy growth in the early stage of a recovery, have shown upward growth. We believe improvements in the economy will continue to positively impact the lodging industry and hotel operating results for several years to come, and we will continue to seek ways to benefit from the cyclical nature of the hotel industry. We believe that in the prior cycle, hotel values and cash flows, for the most part, peaked in 2007, and we believe the hotel industry may exceed these cash flows and values during the next cyclical peak.

Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties;

•	disposition of non-core hotel properties;

•	investing in securities;

•	pursuing capital market activities to enhance long-term stockholder value;

•	preserving capital, enhancing liquidity, and continuing current cost saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.
Our current investment strategies focus on the full-service and select-service hotels in the upscale and upper-upscale segments within the lodging industry that have RevPAR generally less than twice the national average. Our Board of Directors has, subject to the closing of the Ashford Hospitality Select, Inc. transaction, modified our investment strategies to focus on full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-related investment opportunities as they may develop. Our Board of Directors may change our investment strategies at any time without stockholder approval or notice.
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
To take full advantage of future investment opportunities in the lodging industry, we intend to invest according to the asset allocation strategies described below. However, due to ongoing changes in market conditions, we will continually evaluate the appropriateness of our investment strategies. Our Board of Directors may change any or all of these strategies at any time without stockholder approval or notice.
Direct Hotel Investments – In selecting hotels to acquire, we target hotels that offer either a high current return or the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy primarily targets full-service hotels with RevPAR less than twice the national average in primary, secondary, and resort markets, typically throughout the United States and will seek to achieve both current income and appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that do not fit our investment strategy or criteria due to micro or macro market changes or other reasons.

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
Sale-Leaseback Transactions – To date, we have not participated in any sale-leaseback transactions. However, if the lodging industry fundamentals shift such that sale-leaseback transactions become more attractive investments, we may purchase hotels and lease them back to their existing hotel owners.
Other Transactions - We may also invest in other lodging related assets or businesses that offer diversification, attractive risk adjusted returns, and/or capital allocation benefits.
BUSINESS SEGMENTS
We currently operate in one business segment within the hotel lodging industry: direct hotel investments. A discussion of our operating segment is incorporated by reference to Note 20 of Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
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

In addition, if we do not have sufficient cash available, we may need to borrow to meet taxable income distribution requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on our individual properties and debt investments.
DISTRIBUTION POLICY
In December 2013, the Board of Directors approved our dividend policy for 2014 with an annualized target of $0.48 per share. For the year ended December 31, 2014, we have declared dividends of $0.48 per share. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Distributions are authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. In December 2014, the Board of Directors approved our dividend policy for 2015 and we expect to pay a quarterly dividend of $0.12 per share during 2015. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review our dividend policy on a quarterly basis. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
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
EMPLOYEES
We have no employees. Our appointed officers and employees are provided by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc. (collectively, our “advisor”). Services which would otherwise be provided by employees are provided by Ashford LLC and by our executive officers. Ashford LLC has approximately 92 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.

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

As of December 31, 2014, we owned interests in 126 hotels, 119 of which operated under the following franchise licenses or brand management agreements:
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
Sofitel is a registered trademark of Accor SA.
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
ACCESS TO REPORTS AND OTHER INFORMATION
We maintain a website at www.ahtreit.com. On our website, we make available free-of-charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such material with the SEC. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
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
The hotel business is highly competitive. Our hotel properties will compete on the basis of location, room rates, quality, amenities, reputation and reservations systems, among many factors. There are many competitors in the hotel industry, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels. Over-building in the lodging industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the fixed costs of operating hotels.
Because we depend upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial condition of our advisor or its affiliates or our relationship with them could hinder our operating performance.
We depend on our advisor to manage our assets and operations. Any adverse changes in the financial condition of our advisor or its affiliates or our relationship with our advisor could hinder its ability to manage us successfully.
We depend on our advisor’s key personnel with long-standing business relationships. The loss of our advisor’s key personnel could threaten our ability to operate our business successfully.
Our future success depends, to a significant extent, upon the continued services of our advisor’s management team and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions. The loss of services of one or more members of our advisor’s management team could harm our business and our prospects.

The aggregate amount of fees and expense reimbursements paid to our advisor will exceed the average of internalized expenses of our industry peers (as identified in our advisory agreement), as a percentage of total market capitalization.
Pursuant to the advisory agreement between us and our advisor, we will pay our advisor a quarterly base fee (subject to a minimum fee described below), an annual incentive fee that will be based on our achievement of certain minimum performance thresholds and certain expense reimbursements. The minimum base management fee is currently equal to the greater of 0.70% or the G&A Ratio, multiplied by our total market capitalization as of the first trading day immediately following the effective day of the advisory agreement. The minimum base management fee for each quarter beginning after November 12, 2015 (one year from the effective date of our advisory agreement) will be equal to the greater of (i) 90% of the base fee paid for the same quarter in the prior year and (ii) the G&A Ratio multiplied by our total market capitalization for such quarter. The “G&A ratio” will be calculated as the simple average of the ratios of total general and administrative expenses paid in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member. Since the base management fee is subject to this minimum amount and because a portion of such fees are contingent on our performance, the fees we pay to our advisor may fluctuate over time. However, regardless of our advisor’s performance, the total amount of fees and reimbursements paid to our advisor as a percentage of market capitalization will never be less than the average of internalized expenses of our industry peers (as identified in our advisory agreement), and there may be times when the total amount of fees and incentives paid to our advisor greatly exceeds the average of internalized expenses of our industry peers.
Our advisor’s entitlement to non-performance-based compensation, including the minimum base management fee, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Further, our incentive fee structure may induce our advisor to encourage us to acquire certain assets, including speculative or high risk assets, or to acquire assets with increased leverage, which could increase the risk to our portfolio.
Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.
We have in the past and may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. In such event, we may not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, suffer a deterioration in their financial condition or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, budgets, or financing, if neither we nor the partner or co-venturer has full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.
Our business strategy depends on our continued growth. We may fail to integrate recent and additional investments into our operations or otherwise manage our planned growth, which may adversely affect our operating results.
Our business plan contemplates a period of continued growth in the next several years. We cannot assure you that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff to successfully integrate and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisitions of any additional portfolios of properties or mortgages would generate additional operating expenses for us. Any future acquisitions may also require us to enter into property improvement plans that will increase our operating expenses. As we acquire additional assets, we will be subject to the operational risks associated with owning those assets. Our failure to successfully integrate any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to our stockholders.
Because our board of directors and our advisor have broad discretion to make future investments, we may make investments that result in returns that are substantially below expectations or that result in net operating losses.
Our board of directors and our advisor have broad discretion, within the investment criteria established by our board of directors, to make additional investments and to determine the timing of such investments. In addition, our investment policies may be revised from time to time at the discretion of our board of directors, without a vote of our stockholders. Such discretion could result in investments with yield returns inconsistent with expectations.

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
We have acquired certain of our properties in exchange transactions in which we issued units in our operating partnership in exchange for hotel properties. In certain of these transactions, we agreed to ongoing indemnification obligations in the event we sell or transfer the related property and in some instances in the event we refinance the related property. Accordingly, we may be obligated to indemnify the contributors whom have substantial ownership interests, against the tax consequences of such transactions.
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
Hotel franchise or license requirements or the loss of a franchise could adversely affect us.
We must comply with operating standards, terms, and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our property managers to conform to such standards. Franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise based on the completion of capital improvements that our advisor or board of directors determines is not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel or other circumstances. In that event, our advisor or board of directors may elect to allow the franchise to lapse or be terminated, which could result in a termination charge as well as a change in brand franchising or operation of the hotel as an independent hotel. In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise.
The loss of a franchise could have a material adverse effect on the operations and/or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor.
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
Because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, third parties must operate our hotels. A REIT may lease its hotels to taxable REIT subsidiaries in which the REIT can own up to a 100% interest. A taxable REIT subsidiary (“TRS”) pays corporate-level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRS must hire, to manage the hotels, an “eligible independent contractor” (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT, or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT, and the REIT cannot own any debt or equity securities of the EIC). Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly.
We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Monty J. Bennett, to manage 55 of our 87 legacy properties, 21 of the 28 PIM Highland JV hotel properties, and the WorldQuest condominium properties as of December 31, 2014. We have hired unaffiliated third-party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees, to hotels that compete with hotel properties that we own or acquire, which may result in conflicts of interest and decisions regarding the operation of our hotels that are not in our best interests. Any of these circumstances could adversely affect us.
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
The hotel business is competitive. Our hotels compete on the basis of location, room rates, quality, service levels, amenities, reputation and reservation systems, among many other factors. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available to meet debt service obligations, operating expenses and requisite distributions to our stockholders.
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
Some of our competitors are larger than us, may have access to greater capital, marketing, and other financial resources, may have personnel with more experience than our officers, may be able to accept higher levels of debt or otherwise may tolerate more risk than us, may have better relations with hotel franchisors, sellers or lenders, and may have other advantages over us in conducting certain business and providing certain services.
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
As do most companies, our advisor and our various hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Our advisor and our hotel managers purchase some of our information technology from vendors, on whom our systems depend, and our advisor relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts.
We often depend upon the secure transmission of this information over public networks. Our advisor’s and our hotel managers' networks and storage applications are subject to unauthorized access by hackers or others (through cyber attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our advisor’s or our hotel managers’ systems could harm us.
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
The laws and regulations governing our business or the regulatory or enforcement environment at the federal level or in any of the states in which we operate may change at any time and may have an adverse effect on our business. For example, the Patient Protection and Affordable Care Act of 2010, as it is phased in over time, will significantly affect the administration of health care services and could significantly impact our cost of providing employees with health care insurance. We are unable to predict how this or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition or results of operations.
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
RISKS RELATED TO OUR DEBT FINANCING
We are subject to various risks related to our use of, and dependence on, debt.
As of December 31, 2014, we had aggregated borrowings of approximately $2.0 billion outstanding, including $817.9 million of variable interest rate debt. The interest we pay on variable-rate debt increases as interest rates increase above any floor rates, which may decrease cash available for distribution to our stockholders. We are also subject to the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to our stockholders, (iv) increase the risk that we could be forced to liquidate assets or repay debt, either of which could have a material adverse effect on us, and (v) create other challenging situations for us.
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
During the past economic crisis, we undertook a series of actions to manage the sources and uses of our funds in an effort to navigate through challenging market conditions while still pursuing opportunities to create long-term stockholder value. In this effort, we attempted to proactively address value and cash flow deficits among certain of our mortgaged hotels, with a goal of enhancing stockholder value through loan amendments, or in certain instances, consensual transfers of hotel properties to the lenders in satisfaction of the related debt, some of which resulted in impairment charges. The loans secured by these hotels, subject to certain customary exceptions, were non-recourse to us. We may continue to proactively address value and cash flow deficits in a similar manner as necessary and appropriate.
We had approximately $2.0 billion of mortgage debt outstanding as of December 31, 2014. We may face issues with these loans or with other loans or borrowings that we incur in the future, some of which issues may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt agreements, could have an adverse effect on our ability to raise equity or debt capital, could increase the cost of such capital or could otherwise have an adverse effect on our business, results of operations or financial condition.
Covenants, “cash trap” provisions or other terms in our loan agreements could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
Some of our loan agreements contain financial and other covenants. If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may also prohibit us from borrowing unused amounts under our lines of credit, even if repayment of some or all the borrowings is not required. In any event, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow beyond certain amounts or for certain purposes.
Some of our loan agreements also contain cash trap provisions triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured performance issues. This could affect our liquidity and our ability to make distributions to our stockholders.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.
We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.

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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as H1N1 influenza (swine flu), avian flu and SARS, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•
adverse effects of international, national, regional and local economic and market conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.
These factors could adversely affect our hotel revenues and expenses, as well as the hotels underlying our mortgage and mezzanine loans, which in turn could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
We may have to make significant capital expenditures to maintain our hotel properties, and any development activities we undertake may be more costly than we anticipate.
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Managers or franchisors of our hotels also will require periodic capital improvements pursuant to the management agreements or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. As part of our long-term growth strategy, we may also develop hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, office or apartments, including through joint ventures. Such renovation and development involves substantial risks, including:

•	construction cost overruns and delays;

•	the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;

•	the cost of funding renovations or developments and inability to obtain financing on attractive terms;

•	the return on our investment in these capital improvements or developments failing to meet expectations;

•	governmental restrictions on the nature or size of a project;

•	inability to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•	loss of substantial investment in a development project if a project is abandoned before completion;

•	acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;

•	environmental problems; and

•	disputes with franchisors or property managers regarding compliance with relevant franchise agreements or management agreements.

If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to obtain additional debt or equity financing to fund future capital improvements, and e may not be able to meet the loan covenants in any financing obtained to fund the new development, creating default risks.
In addition, to the extent that developments are conducted through joint ventures, this creates additional risks, including the possibility that our partners may not meet their financial obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. See “-Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.”
Any of the above factors could affect adversely our and our partners’ ability to complete the developments on schedule and along the scope that currently is contemplated, or to achieve the intended value of these projects. For these reasons, there can be no assurances as to the value to be realized by the company from these transactions or any future similar transactions.
The hotel business is seasonal, which affects our results of operations from quarter to quarter.
The hotel industry is seasonal in nature. This seasonality can cause quarterly fluctuations in our financial condition and operating results, including in any distributions on common stock. Our quarterly operating results may be adversely affected by factors outside our control, including weather conditions and poor economic factors in certain markets in which we operate. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to reduce distributions or enter into short-term borrowings in certain quarters in order to make distributions to our stockholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all.
The cyclical nature of the lodging industry may cause fluctuations in our operating performance, which could have a material adverse effect on us.
The lodging industry historically has been highly cyclical in nature. Fluctuations in lodging demand and, therefore, hotel operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will rebound or whether any such rebound will be sustained. An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material adverse effect on us.
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
Our operating expenses may increase in the future which could cause us to raise our room rates, depleting room occupancy and thereby decreasing our cash flow and our operating results.
Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. To the extent such increases affect our room rates and therefore our room occupancy at our lodging properties, our cash flow and operating results may be negatively affected.
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

We may be adversely affected by increased use of business-related technology, which may reduce the need for business-related travel.
The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, hotel room demand may decrease and we may be adversely affected.
Our hotels may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.
The hotel properties that we own or may acquire are or may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the sales of the hotel properties may not survive the closing of the transactions. While we will seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
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
During 2014, approximately 14.8% of our total hotel revenue was generated from 10 hotels located in the Washington D.C. and Baltimore areas, areas considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
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
RISKS RELATED TO CONFLICTS OF INTEREST
Our agreements with our external advisor , as well as our mutual exclusivity agreement and management agreements with Remington Lodging were not negotiated on an arm’s-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of our advisor.
Because each of our executive officers are also key employees of our advisor or its affiliates and have ownership interests in our advisor and because our chief executive officer and chairman of our board has an ownership interest in Remington Lodging, advisory agreement as well as our mutual exclusivity agreement and master management agreement with Remington Lodging were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with our advisor and Remington Lodging.

The termination fee payable to our advisor significantly increases the cost to us of terminating our advisory agreement, thereby effectively limiting our ability to terminate our advisor without causes and could make a change of control transaction less likely or the terms thereof less attractive to us and to our stockholders.
The initial term of our advisory agreement with our advisor is 20 years from the effective date of the advisory agreement, with automatic one-year renewal terms thereafter unless previously terminated. Our board will review our advisor’s performance and fees annually and, following the 20 year initial term the advisory agreement may be terminated by us with the payment of the termination fee described below and 180 days’ prior notice upon the affirmative vote of at least two-thirds of our independent directors based upon a good faith finding that either: (1) there has been unsatisfactory performance by our advisor that is materially detrimental to us and our subsidiaries taken as a whole, or (2) the base fee and/or incentive fee is not fair (and our advisor does not offer to negotiate a lower fee that a majority of our independent directors determines is fair). Additionally, if there is a change of control transaction, we will have the right to terminate the advisory agreement with the payment of the termination fee described below. If we terminate or do not renew the advisory agreement without cause, including pursuant to clauses (1) or (2) above (following a contractual renegotiation process in the case of clause (2) above) or upon a change of control, we will be required to pay our advisor a termination fee equal to either:

•
if our advisor’s common stock is not publicly traded, 14 times the earnings of our advisor attributable to our advisory agreement less costs and expenses (the ‘‘net earnings’’) for the 12 months preceding termination of the advisory agreement; or

•
if at the time of the termination notice, our advisor’s common stock is publicly traded, 1.1 multiplied by the greater of (i) 12 times the net earnings of our advisor attributable to our advisory agreement for the 12 months preceding the termination of the advisory agreement or (ii) the earnings multiple (based on net earnings after taxes) for our advisor’s common stock for the 12 months preceding the termination of the advisory agreement multiplied by the net earnings of our advisor attributable to our advisory agreement for the same 12 month period; or (iii) the simple average of the earnings multiples (based on net earnings after taxes) for our advisor’s common stock for each of the three fiscal years preceding the termination of the advisory agreement, multiplied by the net earnings of our advisor attributable to our advisory agreement for the 12 months preceding the termination of the advisory agreement; plus, in either case, a gross-up amount for federal and state tax liability, based on an assumed tax rate of 40%.

Any such termination fee will be payable on or before the termination date. The termination fee makes it more difficult for us to terminate our advisory agreement even if our board determines that there has been unsatisfactory performance or unfair fees. These provisions significantly increase the cost to us of terminating our advisory agreement, thereby limiting our ability to terminate our advisor without cause.
Our advisor manages other entities and may direct attractive investment opportunities away from us. If we change our investment guidelines, our advisor is not restricted from advising clients with similar investment guidelines.
Each of our executive officers also serve as key employees and as officers of our advisor and Ashford Prime, and will continue to do so. Furthermore, Mr. Monty J. Bennett, our chief executive officer and chairman, is also the chief executive officer and chairman of our advisor and Ashford Prime. Our advisory agreement requires our advisor to present investments that satisfy our investment guidelines to us before presenting them to Ashford Prime or any future client of our advisor. Additionally, in the future our advisor may advise other clients, some of which may have investment guidelines substantially similar to ours.
Some portfolio investment opportunities may include hotels that satisfy our investment objectives as well as hotels that satisfy the investment objectives of Ashford Prime or other entities advised by our advisor. If the portfolio cannot be equitably divided, our advisor will necessarily have to make a determination as to which entity will be presented with the opportunity. In such a circumstance, our advisory agreement requires our advisor to allocate portfolio investment opportunities between us, Ashford Prime or other entities advised by our advisor in a fair and equitable manner, consistent with our, Ashford Prime’s and such other entities’ investment objectives. In making this determination, our advisor, using substantial discretion, will consider the investment strategy and guidelines of each entity with respect to acquisition of properties, portfolio concentrations, tax consequences, regulatory restrictions, liquidity requirements and other factors deemed appropriate. In making the allocation determination, our advisor has no obligation to make any such investment opportunity available to us. Further, our advisor and Ashford Prime have agreed that any new investment opportunities that satisfy our investment guidelines will be presented to our board of directors; however, our board will have only ten business days to make a determination with respect to such opportunity prior to it being available to Ashford Prime. The above mentioned dual responsibilities may create conflicts of interest for our officers which could result in decisions or allocations of investments that may benefit one entity more than the other.

Our advisor and its key employees, who are Ashford Prime’s and our executive officers, face competing demands relating to their time and this may adversely affect our operations.
We rely on our advisor and its employees for the day-to-day operation of our business. Each of the key employees of our advisor are executive officers of Ashford Prime and Ashford Inc. Because our advisor’s key employees have duties to Ashford Prime and Ashford Inc., as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company, Ashford Prime and Ashford Inc. Our advisor may also manage other entities in the future. During turbulent market conditions or other times when we need focused support and assistance from our advisor, other entities for which our advisor also acts as an external advisor will likewise require greater focus and attention as well, placing competing high levels of demand on the limited time and resources of our advisor’s key employees. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
We must pay a minimum advisory fee to our advisor regardless of our performance.
Our advisor is entitled to receive a quarterly base fee from us that is based on our total market capitalization (as defined in our advisory agreement), regardless of the performance of our portfolio, subject to a minimum amount. The minimum base management fee for each quarter will be equal to the greater of (i) 90% of the base fee paid for the same quarter in the prior year, and (ii) the “G&A ratio” multiplied by our total market capitalization. The “G&A ratio” will be calculated as the simple average of the ratios of total general and administrative expenses paid in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member. Our advisor’s entitlement to nonperformance-based compensation, including the minimum base management fee, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.
Conflicts of interest could result in our management acting other than in our stockholders’ best interest.
Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our Board of Directors and Chief Executive Officer, Mr. Monty J. Bennett, serves as the Chief Executive Officer of Remington Lodging and Mr. Archie Bennett, Jr., who is our Chairman Emeritus, serves as Chairman of the Board of Directors of Remington Lodging. Messrs. Archie and Monty J. Bennett beneficially own 100% of Remington Lodging, which, as of December 31, 2014, managed 55 of our 87 legacy properties, 21 of the 28 PIM Highland JV hotel properties and the WorldQuest condominium properties; and provides related services, including property management services and project management services.
Messrs. Archie and Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging, and Mr. Monty J. Bennett's management obligations to Remington Lodging reduces the time and effort he spends managing Ashford. Our Board of Directors has adopted a policy that requires all material approvals, actions or decisions to which we have the right to make under the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude to Remington Lodging under the management agreements to which we are a party, Messrs. Archie and Monty J. Bennett, as officers of Remington Lodging, could take actions or make decisions that are not in our stockholders’ best interest or that are otherwise inconsistent with their obligations under the management agreement or our obligations under the applicable franchise agreements.
Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie and Monty J. Bennett, Mr. David Brooks, our Chief Operating Officer and General Counsel, or Mr. Mark Nunneley, our Chief Accounting Officer, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us to sell, not sell, or refinance certain properties, even if such actions or inactions might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.
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

Remington’s ability to exercise significant influence over the determination of the competitive set for any hotels managed by Remington could artificially enhance the perception of the performance of a hotel, making it more difficult to use managers other than Remington for future properties.
Our mutual exclusivity agreement with Remington requires us to engage Remington to manage all future properties that we acquire, to the extent we have the right or control the right to direct such matters, unless our independent directors either (i) unanimously vote not to hire Remington or (ii) based on special circumstances or past performance, by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington or that another manager or developer could perform the duties materially better. Under our master management agreement with Remington, we have the right to terminate Remington based on the performance of the applicable hotel, subject to the payment of a termination fee. The determination of performance is based on the applicable hotel’s gross operating profit margin and its RevPAR penetration index, which provides the relative revenue per room generated by a specified property as compared to its competitive set. For each hotel managed by Remington, its competitive set will consist of a small group of hotels in the relevant market that we and Remington believe are comparable for purposes of benchmarking the performance of such hotel. Remington will have significant influence over the determination of the competitive set for any of our hotels managed by Remington, and as such could artificially enhance the perception of the performance of a hotel by selecting a competitive set that is not performing well or is not comparable to the Remington-managed hotel, thereby making it more difficult for us to elect not to use Remington for future hotel management.
Under the terms of our mutual exclusivity agreement with Remington, Remington may be able to pursue lodging investment opportunities that compete with us.
Pursuant to the terms of our mutual exclusivity agreement with Remington, if investment opportunities that satisfy our investment criteria are identified by Remington or its affiliates, Remington will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Prime, pursuant to an existing agreement between Ashford Prime and Remington, on materially the same terms and conditions as offered to us. If we were to reject such an investment opportunity, either Ashford Prime or Remington could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, our chief executive officer and chairman, in his capacity as chairman and chief executive officer of Ashford Prime or Remington could be in a position of directly competing with us.
Our fiduciary duties as the general partner of our operating partnership could create conflicts of interest, which may impede business decisions that could benefit our stockholders.
We, as the general partner of our operating partnership, have fiduciary duties to the other limited partners in our operating partnership, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as general partner of our operating partnership, to such limited partners, we are under no obligation to give priority to the interests of such limited partners. In addition, those persons holding common units will have the right to vote on certain amendments to the operating partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the operating partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.
In addition, conflicts may arise when the interests of our stockholders and the limited partners of our operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners. Tax consequences to holders of common units upon a sale or refinancing of our properties may cause the interests of the key employees of our advisor (who are also our executive officers and have ownership interests in our operating partnership) to differ from our stockholders.
Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our activities.
In order to avoid any actual or perceived conflicts of interest with our directors or officers or our advisor’s employees, we adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities. Although under this policy the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors or officers or our advisor or its has an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us.

RISKS RELATED TO DERIVATIVE TRANSACTIONS AND INVESTMENTS IN MARKETABLE SECURITIES AND OTHER AREAS
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

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with generally accepted accounting principles ("GAAP") to reflect changes in fair value and such downward adjustments, or “mark-to-market loss,” would reduce our stockholders’ equity.

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
The derivatives provisions of the Dodd-Frank Act and related rules could have an adverse effect on our ability to use derivative instruments to reduce the negative effect of interest rate fluctuations on our results of operations and liquidity, credit default risks and other risks associated with our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. As required by the Dodd-Frank Act, the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators have adopted certain rules implementing the swaps regulatory provisions of the Dodd-Frank Act and are in the process of adopting other rules to implement those provisions. Numerous provisions of the Dodd-Frank Act and the CFTC’s rules relating to derivatives that qualify as “swaps” thereunder apply or may apply to the derivatives to which we are or may become a counterparty. Under such statutory provisions and the CFTC’s rules, we must clear on a designated clearing organization any over-the-counter swap we enter into that is within a class of swaps designated for clearing by CFTC rule and execute trades in such cleared swap on an exchange if the swap is accepted for trading on the exchange unless such swap is exempt from such mandatory clearing and trade execution requirements. We may qualify for and intend to elect the end-user exception from those requirements for swaps we enter to hedge our commercial risks and that are subject to the mandatory clearing and trade execution requirements. If we are required to clear or voluntarily elect to clear any swaps we enter into, those swaps will be governed by standardized agreements and we will have to post margin with respect to such swaps. To date, the CFTC has designated only certain types of interest rate swaps and credit default swaps for clearing and trade execution. Although we believe that none of the interest rate swaps and credit default swaps to which we are currently party fall within those designated types of swaps, we may enter into swaps in the future that will be subject to the mandatory clearing and trade execution requirements and subject to the risks described.
The Dodd-Frank Act requires banking regulators and the CFTC to adopt new rules requiring the posting of margin with respect to uncleared swaps. Although the final rules have not been adopted, under the rules as currently proposed by the banking regulators that will govern the financial institutions they regulate, we would be required to post initial and variation margin with respect to any swap we enter into with such a financial institution after our counterparty’s date for compliance with such margin rules. The CFTC’s rules, as currently proposed, would not require us to post margin with respect to any uncleared swaps we enter into with any counterparty that is a “swap dealer” or “major swap participant” (as defined in the Dodd-Frank Act and the CFTC’s rules) and is not a financial institution regulated by such banking regulators.
The Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties to our derivatives.
Numerous rules implementing the swaps-related provisions of the Dodd-Frank Act remain to be adopted, and the CFTC has, from time to time, issued and may in the future issue interpretations and no-action letters interpreting, and clarifying the application of, those provisions and the related rules or delaying compliance with those provisions and rules. . As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects.

The Dodd-Frank Act and the rules adopted thereunder could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post margin with respect to our swaps, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and the related rules, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to pay dividends to our shareholders. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
RISKS RELATED TO INVESTMENTS IN SECURITIES, MORTGAGES AND MEZZANINE LOANS
Our earnings are dependent, in part, upon the performance of our investment portfolio.
To the extent permitted by the Code, we may invest in and own securities of other public companies and REITs (including Ashford Inc. and Ashford Prime). To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.
Debt investments that are not United States government insured involve risk of loss.
As part of our business strategy, we may originate or acquire lodging-related uninsured and mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud and related losses, and special hazard losses that are not covered by standard hazard insurance. Also, costs of financing the mortgage loans could exceed returns on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. We suffered significant impairment charges with respect to our investments in mortgage loans in 2009 and 2010. We may incur similar losses in the future for the remaining mezzanine loan of $3.6 million at December 31, 2014. The value and the price of our securities may be adversely affected.
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
Lodging property values and net operating income derived from lodging properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described herein relating to general economic conditions, operating lodging properties, and owning real estate investments. In the event its net operating income decreases, one of our borrowers may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values will reduce the value of the collateral and the potential proceeds available to our borrowers to repay our mortgage loans, which could also cause us to suffer losses.
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
The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost, and terms of debt financing;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war or terrorism, and acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured and underinsured losses.
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
Increases in property taxes would increase our operating costs, reduce our income and adversely affect our ability to make distributions to our stockholders.
Each of our hotel properties will be subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our financial condition, results of operations and our ability to make distributions to our stockholders could be materially and adversely affected and the market price of our common stock could decline.
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
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to our stockholders.
The seller of a property may sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of income from that property.
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
We conduct operations so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Due to the gain we recognized as a result of the spin-off of Ashford Prime, if Ashford Prime were to fail to qualify as a REIT for 2013, we may fail to qualify as a REIT for 2013. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to our stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

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

Failure to make required distributions would subject us to U.S. federal corporate income tax.
We operate in a manner so as to allow us to continue to qualify as a REIT for U.S. federal income tax purposes. In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
Our TRS lessee structure increases our overall tax liability.
Our TRS lessees are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS lessees, net of the operating expenses for such hotel properties and rent payments to us. Accordingly, although our ownership of our TRS lessees allows us to participate in the operating income from our hotel properties in addition to receiving fixed rent, the net operating income is fully subject to income tax. The after-tax net income of our TRS lessees is available for distribution to us.
We may be subject to taxes in the event our leases are held not to be on an arm’s-length basis.
In the event that leases between us and our taxable REIT subsidiaries are held not to be on an arm’s-length basis, we or our taxable REIT subsidiaries could be subject to taxes, and adjustments to the rents could cause us to fail to meet certain REIT income tests. In determining amounts payable by our taxable REIT subsidiaries under our leases, we engage a third party to prepare transfer pricing studies to ascertain whether the lease terms we establish are on an arm’s-length basis, but we may still be subject to challenge by the Internal Revenue Service (“IRS”).
In addition, if the IRS were to successfully challenge the terms of our leases with any of our taxable REIT subsidiaries for 2011 and later years, we or our taxable REIT subsidiaries could owe additional taxes and we could be required to pay penalty taxes if the effect of such challenges were to cause us to fail to meet certain REIT income tests, which could materially adversely affect us and the value of our securities.

Our ownership of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is less than 25% of the value of our total assets (including our TRS stock and securities).
We monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. For example, in determining the amounts payable by our TRSs under our leases, we engage a third party to prepare transfer pricing studies to ascertain whether the lease terms we establish are on an arm’s-length basis as required by applicable Treasury Regulations. However the receipt of a transfer pricing study does not prevent the IRS from challenging the arm’s length nature of the lease terms between a REIT and its TRS lessees. Consequently, there can be no assurance that we will be able to avoid application of the 100% excise tax discussed above.
If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
Rent paid by a lessee that is a “related party tenant” of ours is not qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS lessees. A TRS lessee will not be treated as a “related party tenant,” and will not be treated as directly operating a lodging facility, which is prohibited, to the extent the TRS lessee leases properties from us that are managed by an “eligible independent contractor.”
We believe that the rent paid by our TRS lessees is qualifying income for purposes of the REIT gross income tests and that our TRSs qualify to be treated as TRSs for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the IRS were successful in challenging this treatment, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes, unless certain relief provisions applied.
If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our property managers and their owners, there can be no assurance that these ownership levels will not be exceeded.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Individuals, trusts and estates whose income exceeds certain thresholds are also subject to a 3.8% Medicare tax on dividends received from us. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders and suffer other adverse consequences.
We believe that our operating partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of the operating partnership's income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
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
Complying with REIT requirements may force us to borrow to make distributions to our stockholders.
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

From time to time, we may generate taxable income greater than our net income for financial reporting purposes or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements.
We may in the future choose to pay dividends in our shares of our common stock instead of cash, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock.
If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the shares of common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of common stock. In addition, if we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay taxable dividends of our common stock and cash, although we may choose to do so in the future.
The prohibited transactions tax may limit our ability to dispose of our properties.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through our TRS, which would be subject to federal and state income taxation.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal and state and local income taxes on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total stockholder return to our stockholders.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.
At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our stockholders. The maximum regular income tax rate applicable to individuals on dividend income from regular C corporations is 20%. This reduces substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) applicable to corporations that are not taxed as REITs. Generally, dividends from REITs will not qualify for such maximum rate, and dividends from REITs may be taxed at regular income tax rates as great as 39.6%. This difference in maximum tax rates could ultimately cause individual investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs because the dividends paid by non-REIT corporations would be subject to lower tax rates. We cannot predict whether in fact this will occur or, if it occurs, what the impact will be on the value of our securities.

If Ashford Prime failed to qualify as a REIT for 2013, it would significantly affect our ability to maintain our REIT status.
For federal income tax purposes, we recorded a gain of approximately $145.7 million as a result of the spin-off of Ashford Prime in November 2013. If Ashford Prime qualified for taxation as REIT for 2013, that gain was qualifying income for purposes of our 2013 REIT income tests. If, however, Ashford Prime failed to qualify as a REIT for 2013, that gain would be non-qualifying income for purposes of the 75% gross income test. Although Ashford Prime covenanted in the Separation and Distribution Agreement to use reasonable best efforts to qualify as a REIT in 2013, no assurance can be given that it so qualified. If Ashford Prime failed to qualify, we would have failed our 2013 REIT income tests, which would either result in our loss of our REIT status for 2013 and the following 4 taxable years or result in a significant tax in 2013 that has not been accrued or paid and thereby would materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.
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
RISKS RELATED TO OUR CORPORATE STRUCTURE
Our charter, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay or prevent a change of control transaction.
Our charter contains 9.8% ownership limits. For the purpose of preserving our REIT qualification, our charter prohibits direct or constructive ownership by any person of more than (i) 9.8% of the lesser of the total number or value (whichever is more restrictive) of the outstanding shares of our common stock or (ii) 9.8% of the total number or value (whichever is more restrictive) of the outstanding shares of any class or series of our preferred stock or any other stock of our company, unless our board of directors grants a waiver.
Our charter’s constructive ownership rules are complex and may cause stock owned actually or constructively by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of any class or series of our stock by an individual or entity could nevertheless cause that individual or entity to own constructively in excess of 9.8% of a class or series of outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our stock in excess of the ownership limit without the consent of our board of directors will be void, and could result in the shares being automatically transferred to a charitable trust.
Our board of directors may create and issue a class or series of preferred stock without stockholder approval.
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
Certain provisions in the partnership agreement for our operating partnership may delay or prevent unsolicited acquisitions of us.
Provisions in the partnership agreement for our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on our common units;

•	the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

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
We depend on our operating partnership and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to the obligations of our operating partnership and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
We have no business operations of our own. Our only significant asset is and will be the general and limited partnership interests of our operating partnership. We conduct, and intend to continue to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our operating partnership and its subsidiaries liabilities and obligations have been paid in full.
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
Our board of directors can take many actions without stockholder approval.
Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•	terminate our advisor under certain conditions pursuant to advisory agreement, subject to the payment of a termination fee;

•
amend or revise at any time and from time to time our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, subject to the limitations and restrictions provided in our advisory agreement and mutual exclusivity agreement;

•	amend our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements;

•
subject to the terms of our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

•
classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time; and

•	determine that it is no l in our best interests to attempt to qualify, or to continue to qualify, as a REIT.
Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving you, as a stockholder, the right to vote.
The ability of our board of directors to change our major policies without the consent of stockholders may not be in our stockholders’ interest.
Our board of directors determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders, subject to certain limitations and restrictions provided in our advisory agreement. Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our stock and our ability to make distributions to our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment to have been material to the cause of action. Our charter requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.
Item 1B.    Unresolved Staff Comments
None.

Item 2.	Properties
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2014, we had ownership interests in 87 legacy hotel properties that were included in our consolidated operations, which included direct ownership in 85 hotel properties and 85% ownership in two hotel properties through equity investments with joint venture partners. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2014
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150	79.84%	$157.37	$125.64
Embassy Suites	Dallas, TX	Full service	150	100	150	74.76%	$127.87	$95.59
Embassy Suites	Herndon, VA	Full service	150	100	150	73.89%	$147.50	$108.98
Embassy Suites	Las Vegas, NV	Full service	220	100	220	84.86%	$119.46	$101.37
Embassy Suites	Syracuse, NY	Full service	215	100	215	74.02%	$117.99	$87.33
Embassy Suites	Flagstaff, AZ	Full service	119	100	119	82.42%	$132.97	$109.60
Embassy Suites	Houston, TX	Full service	150	100	150	80.48%	$174.86	$140.73
Embassy Suites	West Palm Beach, FL	Full service	160	100	160	76.95%	$130.53	$100.44
Embassy Suites	Philadelphia, PA	Full service	263	100	263	75.31%	$143.98	$108.43
Embassy Suites	Walnut Creek, CA	Full service	249	100	249	82.37%	$147.70	$121.66
Embassy Suites	Arlington, VA	Full service	267	100	267	84.79%	$178.89	$151.67
Embassy Suites	Portland, OR	Full service	276	100	276	84.44%	$194.30	$164.07
Embassy Suites	Santa Clara, CA	Full service	257	100	257	79.56%	$205.52	$163.50
Embassy Suites	Orlando, FL	Full service	174	100	174	84.03%	$126.60	$106.38
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119	74.07%	$110.86	$82.12
Hilton	Houston, TX	Full service	242	100	242	69.13%	$126.44	$87.41
Hilton	St. Petersburg, FL	Full service	333	100	333	73.28%	$132.40	$97.02
Hilton	Santa Fe, NM	Full service	158	100	158	71.24%	$153.61	$109.43
Hilton	Bloomington, MN	Full service	300	100	300	82.21%	$127.95	$105.18
Hilton	Costa Mesa, CA	Full service	486	100	486	85.54%	$119.98	$102.63
Hampton Inn	Lawrenceville, GA	Select service	85	100	85	71.51%	$96.67	$69.13
Hampton Inn	Evansville, IN	Select service	140	100	140	69.89%	$110.43	$77.18
Hampton Inn	Terre Haute, IN	Select service	112	100	112	66.61%	$98.49	$65.61
Hampton Inn	Buford, GA	Select service	92	100	92	79.52%	$113.02	$89.87
Marriott	Durham, NC	Full service	225	100	225	65.07%	$142.97	$93.03
Marriott	Arlington, VA	Full service	697	100	697	75.98%	$174.25	$132.40
Marriott	Bridgewater, NJ	Full service	347	100	347	67.26%	$201.23	$135.35
Marriott	Dallas, TX	Full service	265	100	265	70.80%	$127.16	$90.03
Marriott	Fremont, CA	Full service	357	100	357	78.54%	$145.61	$114.36
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102	78.04%	$92.23	$71.98
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133	78.25%	$106.16	$83.07
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90	77.79%	$104.16	$81.03
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97	79.36%	$102.05	$80.99
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100	162	72.91%	$100.76	$73.47
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136	71.45%	$86.15	$61.55
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136	74.35%	$106.60	$79.26
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120	76.64%	$95.07	$72.86
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100	400	75.62%	$96.77	$73.17
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164	83.36%	$137.29	$114.45
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199	64.91%	$118.50	$76.92
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136	66.54%	$91.28	$60.74
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86	76.88%	$94.55	$72.69
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100	388	80.65%	$84.64	$68.26
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117	70.16%	$126.03	$88.42

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2014
						Occupancy	ADR	RevPAR
Courtyard by Marriott	Columbus, IN	Select service	90	100	90	63.33%	$95.85	$60.71
Courtyard by Marriott	Louisville, KY	Select service	150	100	150	74.97%	$130.55	$97.87
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272	76.49%	$139.00	$106.32
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174	81.63%	$112.55	$91.88
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168	68.63%	$103.14	$70.78
Courtyard by Marriott	Palm Desert, CA	Select service	151	100	151	63.33%	$112.54	$71.27
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156	77.16%	$115.29	$88.96
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154	69.12%	$115.20	$79.62
Courtyard by Marriott	Orlando, FL	Select service	312	100	312	78.62%	$99.06	$77.88
Courtyard by Marriott	Oakland, CA	Select service	156	100	156	90.81%	$132.35	$120.19
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180	74.28%	$100.21	$74.44
Courtyard by Marriott	Plano, TX	Select service	153	100	153	75.23%	$127.79	$96.14
Courtyard by Marriott	Edison, NJ	Select service	146	100	146	77.78%	$115.41	$89.77
Courtyard by Marriott	Newark, CA	Select service	181	100	181	76.83%	$130.52	$100.28
Courtyard by Marriott	Manchester, CT	Select service	90	85	77	77.71%	$118.97	$92.45
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235	67.80%	$181.25	$122.88
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210	84.57%	$117.31	$99.21
Marriott Residence Inn	Evansville, IN	Select service	78	100	78	77.46%	$113.36	$87.82
Marriott Residence Inn	Orlando, FL	Select service	350	100	350	84.00%	$114.05	$95.80
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159	81.12%	$139.88	$113.47
Marriott Residence Inn	San Diego, CA	Select service	150	100	150	78.10%	$150.87	$117.83
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144	69.78%	$116.03	$80.96
Marriott Residence Inn	Palm Desert, CA	Select service	130	100	130	70.74%	$127.46	$90.16
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256	79.24%	$106.51	$84.40
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200	67.39%	$105.85	$71.33
Marriott Residence Inn	Plano, TX	Select service	126	100	126	78.42%	$105.14	$82.45
Marriott Residence Inn	Newark, CA	Select service	168	100	168	82.71%	$140.26	$116.01
Marriott Residence Inn	Manchester, CT	Select service	96	85	82	82.28%	$121.63	$100.07
Marriott Residence Inn	Atlanta, GA	Select service	150	100	150	83.19%	$119.88	$99.73
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120	83.11%	$103.26	$85.83
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100	144	82.67%	$123.73	$102.29
One Ocean	Atlantic Beach, FL	Full service	193	100	193	65.83%	$219.16	$144.27
Sheraton Hotel	Langhorne, PA	Full service	186	100	186	67.47%	$115.62	$78.01
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220	69.86%	$116.33	$81.27
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378	74.27%	$113.64	$84.40
Sheraton Hotel	Anchorage, AK	Full service	370	100	370	70.77%	$140.80	$99.64
Sheraton Hotel	San Diego, CA	Full service	260	100	260	76.67%	$120.30	$92.23
Hyatt Regency	Coral Gables, FL	Full service	250	100	250	82.65%	$184.74	$152.69
Crowne Plaza	Beverly Hills, CA	Full service	258	100	258	77.95%	$182.33	$142.12
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124	62.00%	$145.86	$90.44
The Ashton	Ft. Worth, TX	Select service	39	100	39	61.11%	$225.01	$137.50
Ground Lease Properties
Hilton	Ft. Worth, TX	Full service	294	100%	294	73.89%	$156.40	$115.56
Crowne Plaza	Key West, FL	Full service	160	100%	160	86.55%	$258.07	$223.36
Total			17,205		17,178	76.23%	$133.66	$101.88
________
(a) The partial ground lease expires in 2040.
(b) The ground lease expires in 2084.

Item 3.	Legal Proceedings
Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord has filed a notice of appeal. As a result of the jury verdict, we have recorded pre-judgement interest of $707,000 for the year ended December 31, 2014. During October 2014, there was a hearing held regarding the plaintiff’s motion to recover legal fees. The court ruled that as the prevailing party, the plaintiff was entitled to recover legal fees. As of the year ended December 31, 2014, an accrual of $400,000 has been made as a reasonable estimate of loss related to legal fees. Total expense was $11.9 million for the year ended December 31, 2014. The charge is included in other expenses in the consolidated statements of operations for the year ended December 31, 2014.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On February 26, 2015, there were 127 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of one Section 13G filer that presently holds in excess of 9.8% of our outstanding common shares, but our Board of Directors has granted a waiver which provides this holder with an exception to our ownership restrictions.

The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per share of common stock. The sales prices have not been adjusted for the impact of the Ashford Prime spin-off or the Ashford Inc. spin-off. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the spin-off transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$12.00	$11.57	$12.03	$11.70
Low	8.13	9.82	10.22	8.87
Close	11.27	11.54	10.22	10.48
Cash dividends declared per share	0.12	0.12	0.12	0.12
2013
High	$12.69	$14.26	$12.77	$13.70
Low	10.32	11.05	11.22	7.86
Close	12.36	11.45	12.34	8.28
Cash dividends declared per share	0.12	0.12	0.12	0.12
For the years ended December 31, 2014 and 2013, we declared and paid dividends of $0.48 per share, paid at a rate of $0.12 per share per quarter. In December 2014, the Board of Directors approved our dividend policy for 2015, and we expect to pay a quarterly dividend of $0.12 per share for 2015. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2014			2013			2012
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	0.1245	(1)	26.49	—		—
Return of capital	0.4800	(1)	100.00	0.3455	(1)	73.51	0.4300	(1)	100.00
Total	$0.4800		100.00%	$0.4700		100.00%	$0.4300		100.00%
Common Stock (stock):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	1.1310		26.49	—		—
Return of capital	0.6437	(1)	100.00	3.1390		73.51	—		—
Total	$0.6437		100.00%	$4.2700		100.00%	$—		—%
Preferred Stock – Series A:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	2.6719	(1)	100.00	—		—
Return of capital	1.6031	(1)	100.00	—		—	2.1375	(1)	100.00
Total	$1.6031		100.00%	$2.6719		100.00%	$2.1375		100.00%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	2.6406	(1)	100.00	—		—
Return of capital	1.5844	(1)	100.00	—		—	2.1125	(1)	100.00
Total	$1.5844		100.00%	$2.6406		100.00%	$2.1125		100.00%
Preferred Stock – Series E:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	2.8125	(1)	100.00	—		—
Return of capital	1.6875	(1)	100.00	—		—	2.2500	(1)	100.00
Total	$1.6875		100.00%	$2.8125		100.00%	$2.2500		100.00%
 ____________________

(1)
The fourth quarter 2012 preferred and common distributions paid January 15, 2013 are treated as 2013 distributions for tax purposes. The fourth quarter 2013 common distributions paid January 15, 2014 are treated as 2014 distributions for tax purposes.

The fourth quarter 2014 preferred and common distributions paid January 15, 2015 are treated as 2015 distributions for tax purposes.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	None	N/A	5,943,742	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	5,943,742
____________________

(1)
As of December 31, 2014, there were 5,943,742 shares of our common stock, or securities convertible into 5,943,742 shares of our common stock that remained available for issuance under our Amended and Restated 2011 Stock Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2009 through December 31, 2014, assuming an initial investment of $100 in stock on December 31, 2009 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	5,208	$2.55	—	$200,000,000
November 1 to November 30	—	—	—	200,000,000
December 1 to December 31	4,510	2.48	—	200,000,000
Total	9,718	$2.52	—
____________________

(1)
In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in repurchase plan authorization from the remaining $58.4 million to $200.0 million. The plan provides for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and /or (ii) discounted purchases of outstanding debt obligations, including debt secured by hotel assets. No shares of common or preferred stock have been repurchased under this program since September 2011and none are authorized for purchase without further authorization from our Board of Directors.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$794,849	$939,527	$919,657	$857,217	$805,551
Total operating expenses	718,157	822,630	805,542	763,883	744,583
Operating income	76,692	116,897	114,115	93,334	60,968
Income (loss) from continuing operations	(41,731)	(48,460)	(58,760)	7,419	(26,759)
Income (loss) from discontinued operations	33	(98)	(3,448)	(7,536)	(35,033)
Net income (loss) attributable to the Company	(31,401)	(41,283)	(53,780)	2,109	(51,740)
Net loss attributable to common stockholders	(65,363)	(75,245)	(87,582)	(44,767)	(72,934)
Diluted income (loss) per common share:
Loss from continuing operations attributable to common stockholders	$(0.75)	$(1.00)	$(1.26)	$(0.61)	$(0.84)
Income (loss) from discontinued operations attributable to common stockholders	—	—	(0.04)	(0.12)	(0.59)
Net loss attributable to common stockholders	$(0.75)	$(1.00)	$(1.30)	$(0.73)	$(1.43)
Weighted average diluted common shares	87,622	75,155	67,533	61,954	51,159

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheets Data:
Investments in hotel properties, net	$2,128,611	$2,164,389	$2,872,304	$2,957,899	$3,023,736
Cash and cash equivalents	215,063	128,780	185,935	167,609	217,690
Restricted cash	85,830	61,498	84,786	84,069	67,666
Notes receivable	3,553	3,384	11,331	11,199	20,870
Total assets	2,781,080	2,677,002	3,464,729	3,589,726	3,716,524
Indebtedness of continuing operations	1,954,103	1,818,929	2,339,410	2,362,458	2,518,164
Series B-1 preferred stock	—	—	—	—	72,986
Total stockholders’ equity of the Company	531,633	617,789	831,942	973,407	816,808

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Other Data:
Cash provided by operating activities	$111,319	$145,457	$130,635	$74,593	$82,647
Cash used in investing activities	(207,245)	(353,998)	(68,446)	(47,774)	(47,476)
Cash provided by (used in) financing activities	182,209	151,386	(43,863)	(76,900)	17,351
Cash dividends declared per common share	$0.48	$0.48	$0.44	$0.40	$—
EBITDA (unaudited) (1)	$290,469	$314,526	$317,035	$359,634	$331,911
Funds From Operations (FFO) (unaudited) (1)	85,097	95,523	84,209	74,080	107,696
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
As of December 31, 2014, we owned 85 hotel properties directly, and two hotel properties through majority-owned investments in consolidated entities, which represents 17,205 total rooms, or 17,178 net rooms excluding those attributable to our joint venture partners. Currently, all of our hotel properties are located in the United States. In March 2011, we acquired 96 hotel condominium units at WorldQuest Resort in Orlando, Florida for $12.0 million. Also in March 2011, with an investment of $150.0 million, we converted our interest in a joint venture that held a mezzanine loan into a 71.74% common equity interest and a $25.0 million preferred equity interest in a new joint venture (the “PIM Highland JV”) that holds 28 high quality full-service and select-service hotel properties with 8,084 total rooms, or 5,800 net rooms excluding those attributable to our joint venture partner.
On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime, a newly formed company into which we contributed the portfolio interests. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our stockholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such stockholder as of the close of business on November 8, 2013.
On February 27, 2014, we announced that our Board of Directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. The distribution was made on November 12, 2014. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock for the benefit of our common stockholders, which represents an approximate 30.1% ownership interest in Ashford Inc. In connection with the spin-off we entered into a 20-year advisory agreement with Ashford Inc.
At December 31, 2014, we also wholly owned one mezzanine loan with a net carrying value of $3.6 million.

Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties;

•	disposition of non-core hotel properties;

•	investing in securities;

•	pursuing capital market activities to enhance long-term stockholder value;

•	preserving capital, enhancing liquidity, and continuing current cost saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our Board of Directors deems appropriate.
Our current investment strategies focus on the full-service and select-service hotels in the upscale and upper-upscale segments within the lodging industry that have RevPAR generally less than twice the national average. Our Board of Directors has, subject to the closing of the Ashford Hospitality Select, Inc. transaction, modified our investment strategies to focus on full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategies to take advantage of new lodging-related investment opportunities as they may develop. Our Board of Directors may change our investment strategies at any time without stockholder approval or notice.
SIGNIFICANT TRANSACTIONS IN 2014 AND RECENT DEVELOPMENTS
Refinanced our $164.4 Million Mortgage Loan - On January 24, 2014, we refinanced our $164.4 million loan due March 2014 with a $200.0 million loan due February 2016, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan provides for an interest rate of LIBOR + 4.75%, with a LIBOR floor of 0.20%. The new loan continues to be secured by the same five hotels that secured the original loan, including: the Embassy Suites Philadelphia Airport, Embassy Suites Walnut Creek, Sheraton Mission Valley San Diego, Sheraton Anchorage and the Hilton Minneapolis/St Paul Airport Mall of America.The refinance resulted in excess proceeds above closing costs and reserves of approximately $37.8 million.
Sale of the Pier House Resort - On March 1, 2014, we closed on the sale of the Pier House Resort to Ashford Prime. The sales price was $92.7 million. Ashford Prime assumed the $69.0 million mortgage and paid the balance of the purchase price in cash, in accordance with the option agreement. We recognized a gain of $3.5 million. We deferred a gain of $599,000 as a result of our retained interest in Ashford Prime.
Common Stock Offering - On April 8, 2014, we commenced a follow-on public offering of 7.5 million shares of common stock at $10.70 per share for gross proceeds of $80.3 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $76.8 million. The offering settled on April 14, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.125 million shares of common stock. On May 9, 2014, the underwriters partially exercised their option and purchased an additional 850,000 shares of our common stock at a price of $10.70 per share less the underwriting discount resulting in additional net proceeds of approximately $8.7 million.
Refinanced our $5.1 Million Mortgage Loan - On May 1, 2014, we refinanced our $5.1 million loan due May 2014 with a $6.9 million loan due May 2024, with no extension options. The new loan provides for a fixed interest rate of 4.99%. The new loan continues to be secured by the same hotel property, the Courtyard Hartford-Manchester in Manchester, Connecticut.
Acquisition of the Ashton Hotel - On July 18, 2014, we acquired a 100% interest in the Ashton hotel in Fort Worth, Texas for total consideration of $8.0 million. The acquisition was funded with cash. We allocated the assets acquired and liabilities assumed using the estimated fair value information based on a third party appraisal. We are in the process of evaluating property level working capital balances, which amount to a net liability of $66,000. On July 31, 2014, to fund a portion of the acquisition, we completed the financing of a $5.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 3.75% (with a .25% LIBOR floor) for the first 18 months and a fixed rate of 4.0% thereafter. The stated maturity is July 2019, with no extension options. The mortgage loan is secured by the Ashton hotel.

Refinanced Three Mortgage Loans - $326.6 Million - On July 25, 2014, we refinanced three mortgage loans, including our $135.0 million mortgage loan due May 2015, our $102.3 million mortgage loan due December 2014, which had an outstanding balance of $101.1 million, and our $89.3 million mortgage loan due February 2016, which had an outstanding balance of $88.5 million. The new loans total $468.9 million. As a result of the refinancing, the Homewood Suites Mobile and the Hampton Inn Terre Haute, Indiana are now unencumbered by debt. Other than the properties noted above, the new loans continue to be secured by the same hotel properties. Homewood Suites Mobile was sold in November 2014.
Acquisition of Fremont Marriott Hotel - On August 6, 2014, we acquired a 100% interest in the Fremont Marriott Silicon Valley hotel in Fremont, California for total consideration of $50.0 million. The acquisition was funded with proceeds from a $37.5 million non-recourse mortgage loan and cash. The mortgage loan bears interest at a rate of LIBOR + 4.20%. The stated maturity is August 2016, with three one-year extension options. We allocated the assets acquired and liabilities assumed using the estimated fair value information based on a third party appraisal. We are in the process of evaluating property level working capital balances, which amount to a net liability of $261,000. The mortgage loan is secured by the Fremont Marriott Silicon Valley hotel.
Expiration of our Senior Credit Facility - Our senior credit facility expired in September 2014. We do not currently plan to replace it with another credit facility. Cash flows from operations, capital market activities and property refinancing proceeds have provided sufficient liquidity throughout the term of the credit facility. Additionally, we never drew on the credit facility. Accordingly, the absence of a credit facility is not expected to have a significant impact on our liquidity.
Spin-off of Asset Management Business - On February 27, 2014, we announced that our Board of Directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. The distribution was made on November 12, 2014. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock for the benefit of our common stockholders, which represents an approximate 30.1% ownership interest in Ashford Inc. In connection with the spin-off we entered into a 20-year advisory agreement with Ashford Inc.
Acquisition of Remaining Interest in PIM Highland JV - We executed a Letter Agreement (the “Agreement”) dated December 14, 2014, with PRISA III Investments, LLC, a Delaware limited liability company (“Seller”). The Agreement was approved by the investment committee of Prudential Real Estate Investors, the investment manager of Seller, and fully executed and delivered to us on December 15, 2014. Pursuant to the Agreement, we agreed to purchase and Seller agrees to sell (the “Transaction”) all of Seller’s right, title and interest in and to its approximately 28.26% interest in PIM Highland JV. Prior to the consummation of the Transaction, we own approximately 71.74% of PIM Highland JV and Seller owns approximately 28.26% of PIM Highland JV. After the consummation of the Transaction, we will own 100% of PIM Highland JV.
Refinanced Two Mortgage Loans - $356.3 Million - On January 2, 2015, we refinanced two mortgage loans totaling $356.3 million. The refinance included the $211.0 million Goldman Sachs Floater loan due November 2015 and the $145.3 million Merrill Lynch 1 loan due July 2015. The new loans total $478 million in four loan pools. The new loans continue to be secured by the same hotel properties.
Acquisition of Lakeway Resort & Spa - On January 12, 2015, we announced that a definitive agreement had been signed to acquire the 168-room Lakeway Resort & Spa in Austin, Texas for total consideration of $33.5 million. The acquisition was completed February 6, 2015.
Acquisition of Memphis Marriott East Hotel - On January 20, 2015, we announced that a definitive agreement had been signed to acquire the 232-room Memphis Marriott East hotel in Memphis, Tennessee for total consideration of $43.5 million.
Common Stock Offering - On January 29, 2015, we commenced a follow-on public offering of 9.5 million shares of common stock. The offering priced on January 30, 2015, at $10.65 per share for gross proceeds of $101.2 million. We granted the underwriters a 30-day option to purchase up to an additional 1.425 million shares of common stock. On February 10, 2015, the underwriters partially exercised their option and purchased an additional 1.029 million shares of our common stock at a price of $10.65 per share.

Formation of Ashford Hospitality Select, Inc. - On January 29, 2015, we announced that our Board of Directors had approved the formation of Ashford Hospitality Select, Inc. (“Ashford Select”), a new privately-held company dedicated to investing primarily in existing premium branded, upscale and upper-midscale, select-service hotels, including extended stay hotels, in the United States. Upon launch, expected in the first quarter of 2015, we intend to contribute to Ashford Select 16 of our existing select-service hotels, comprised of 2,560 total guestrooms. On February 18, 2015, Ashford Trust OP entered into four agreements for the contribution or sale of the portfolio of 16 select-service hotels to Ashford Select and its subsidiaries, including its operating partnership Ashford Hospitality Select Limited Partnership (“Ashford Select OP”), for aggregate consideration of approximately $321.0 million, which will be payable through the assumption of approximately $232.5 million of aggregate property level debt, the payment of approximately $66.4 million in cash and the issuance of approximately $22.1 million in equity interests of Ashford Select. Additionally, the aggregate consideration may be increased by up to $10.0 million (payable 75% in cash and 25% in equity interests in Ashford Select), based on the performance of the entire 16-hotel portfolio. We also expect to grant Ashford Select a right of first offer to acquire any select-service hotels we decide to sell in the future, subject to any prior rights of the managers of the hotels or other third parties. Ashford Select intends to qualify as a REIT for federal income tax purposes.
The following table summarizes the operating results of the 16-hotel portfolio included in our results of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012

Total revenue	$83,743	$77,245	$75,144
Total operating expenses	68,691	64,105	61,903
Operating income	15,052	13,140	13,241
Interest income	10	7	14
Interest expense and amortization of loan costs	(13,234)	(13,245)	(12,781)
Write-off of loan costs and exit fees	(3,415)	(127)	—
Unrealized loss on derivatives	(44)	—	—
Income (loss) before income taxes	$(1,631)	$(225)	$474
The cash flows from operations generated by the16-hotel portfolio were approximately $14.6 million, $11.6 million and $12.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The absence of the cash flows from these 16 hotel properties could have a significant impact on our liquidity.
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
In September 2011, we entered into an ATM program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. While the ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached, it is not available until such time that a new prospectus is filed. Through December 31, 2014, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the years ended December 31, 2014 and 2013, no shares were issued.
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
On April 8, 2014, we commenced a follow-on public offering of 7.5 million shares of common stock at $10.70 per share for gross proceeds of $80.3 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $76.8 million. The offering settled on April 14, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.125 million shares of common stock. On May 9, 2014, the underwriters partially exercised their option and purchased an additional 850,000 shares of our common stock at a price of $10.70 per share less the underwriting discount resulting in additional net proceeds of approximately $8.7 million.
On May 1, 2014, we refinanced our $5.1 million loan due May 2014 with a $6.9 million loan due May 2024, with no extension options. The new loan provides for a fixed interest rate of 4.99%. The new loan continues to be secured by the same hotel property, the Courtyard Hartford-Manchester in Manchester, Connecticut.
On July 31, 2014, to fund a portion of the acquisition of the Ashton hotel, we completed the financing of a $5.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 3.75% (with a .25% LIBOR floor) for the first 18 months and a fixed rate of 4.0% thereafter. The stated maturity is July 2019, with no extension options.
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
On August 6, 2014, to fund a portion of the acquisition of the Fremont Marriott, we completed financing of a $37.5 million non-recourse mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.20%. The stated maturity is August 2016, with three one-year extension options.
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

Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $111.3 million and $145.5 million for the years ended December 31, 2014 and 2013, respectively. Cash flows from operations are impacted by changes in hotel operations, including the effect of the 8-hotel properties included in the Ashford Prime spin-off, that were included in the 2013 results, but not the 2014 results, the effect of the Ashford Inc. spin-off, that was included in the 2013 results and is included for the period from January 1, 2014 through November 12, 2014, the results of the Pier House Resort which was acquired on May 14, 2013 and sold on March 1, 2014 and is included for the periods from May 14, 2013 through September 30, 2013 and January 1, 2014 through February 28, 2014, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Used in Investing Activities. For the year ended December 31, 2014, investing activities used net cash flows of $207.2 million, which consisted of cash outflows of $120.1 million for capital improvements made to various hotel properties, $71.6 million primarily attributable the purchase of the Ashton and Fremont hotel properties and a deposit for the acquisition of the remaining 28.26% interest in the PIM Highland JV and other hotel properties, $32.1 million related to cash contributed to Ashford Inc. in the previously discussed spin-off, $208,000 for franchise fees and $30.2 million of net deposits to restricted cash for capital expenditures. Previously, this cash was held in accounts in the name of a third-party hotel manager and included in “Due from third party hotel managers” as of December 31, 2013 on our consolidated balance sheet. As of December 31, 2014, this cash is held in accounts in our name and is classified as “Restricted cash” on our consolidated balance sheet. These outflows were partially offset by inflows of $30.3 million attributable to cash proceeds received from the sale of the Pier House Resort, Homewood Suites Mobile and five WorldQuest condominium units, $13.6 million of reimbursements from Ashford Prime related to transaction costs from the Ashford Prime spin-off, $1.7 million of proceeds from property insurance, $1.2 million of proceeds from the sale of a consolidated noncontrolling interest and $246,000 of cash payments received on previously impaired mezzanine loans. For the year ended December 31, 2013, investing activities used net cash flows of $354.0 million, which primarily consisted of $162.8 million of cash contributed to Ashford Prime OP, $88.2 million for the purchase of the Pier House Resort and $96.3 million for capital improvements made to various hotel properties, and $13.6 million of transaction costs related to the Ashford Prime spin-off, offset by cash distributions of $6.0 million from Ashford Prime OP made in connection with the Ashford Prime spin-off, net proceeds of $654,000 attributable to the sale of four WorldQuest condominium units and $245,000 of cash payments received on previously impaired mezzanine loans.
Net Cash Flows Provided by Financing Activities. For the year ended December 31, 2014, net cash flows provided by financing activities were $182.2 million. Cash inflows consisted primarily of $718.8 million in borrowings on indebtedness and proceeds of $85.8 million from issuance of treasury stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $514.7 million for repayments of indebtedness, $85.4 million for dividend payments to common and preferred stockholders and unit holders, $1.2 million for distributions to noncontrolling interests in consolidated entities, $20.1 million for payments of loan costs and exit fees, $458,000 for purchase of treasury stock and $666,000 of payments for derivatives. For the year ended December 31, 2013, net cash flows provided by financing activities were $151.4 million. Cash inflows consisted primarily of $287.1 million in borrowings on indebtedness, $140.1 million in proceeds from issuance of treasury stock and $7.9 million in proceeds from the counterparties of our interest rate derivatives. Cash inflows were partially offset by cash outlays primarily consisting of $184.8 million for repayments of indebtedness, $78.8 million for dividend payments to common and preferred stockholders and unit holders, $14.4 million for distributions to noncontrolling interests in consolidated entities and $5.4 million for payments of loan costs and exit fees.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and liquidity. As of December 31, 2014, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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
At December 31, 2014, we no longer have a recourse obligation for the $165.0 million senior credit facility.

Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2015 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.
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
Dividend Policy. During each of the years ended December 31, 2014 and 2013, the Board of Directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2014, the Board of Directors approved our 2015 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for 2015. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
RESULTS OF OPERATIONS
Marriott International, Inc. (“Marriott”) manages 26 of our properties as of December 31, 2014. There were eight additional hotel properties managed by Marriott until May 31, 2013 and six properties managed by Marriott were included in the Ashford Prime spin-off. For these 40 Marriott-managed hotels, the 2012 fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31st, June 30th, September 30th and December 31st. For Marriott-managed hotels, the fourth quarters of 2014, 2013 and 2012 ended December 31, 2014, December 31, 2013 and December 28, 2012, respectively. Prior results have not been adjusted.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Total revenue	$794,849	$939,527	$919,657	$(144,678)	$19,870
Total hotel expenses	(507,024)	(594,522)	(588,582)	87,498	(5,940)
Property taxes, insurance and other	(38,499)	(46,945)	(44,779)	8,446	(2,166)
Depreciation and amortization	(110,653)	(127,684)	(133,571)	17,031	5,887
Impairment charges	415	396	5,349	19	(4,953)
Gain on insurance settlements	5	270	91	(265)	179
Transaction acquisition and contract termination costs	(625)	(1,324)	—	699	(1,324)
Advisory service fee	(4,533)	—	—	(4,533)	—
Corporate general and administrative	(57,243)	(52,821)	(44,050)	(4,422)	(8,771)
Operating income	76,692	116,897	114,115	(40,205)	2,782
Equity in earnings (loss) of unconsolidated entities	2,495	(23,404)	(20,833)	25,899	(2,571)
Interest income	62	71	125	(9)	(54)
Other income	6,573	5,650	31,700	923	(26,050)
Interest expense and amortization of loan costs	(114,502)	(140,865)	(144,339)	26,363	3,474
Write-off of premiums, loan costs and exit fees	(10,353)	(2,098)	(3,998)	(8,255)	1,900
Unrealized gain (loss) on marketable securities	(332)	5,115	2,502	(5,447)	2,613
Unrealized gain (loss) on derivatives	(1,100)	(8,315)	(35,657)	7,215	27,342
Income tax expense	(1,266)	(1,511)	(2,375)	245	864
Loss from continuing operations	(41,731)	(48,460)	(58,760)	6,729	10,300
Income (loss) from discontinued operations	33	(98)	(3,448)	131	3,350
Gain on sale of hotel property, net of tax	3,491	—	—	3,491	—
Net loss	(38,207)	(48,558)	(62,208)	10,351	13,650
(Income) loss from consolidated entities attributable to noncontrolling interests	406	(908)	(868)	1,314	(40)
Net loss attributable to redeemable noncontrolling interests in operating partnership	6,400	8,183	9,296	(1,783)	(1,113)
Net loss attributable to the Company	(31,401)	(41,283)	(53,780)	9,882	12,497

Comparison of Year Ended December 31, 2014 with Year Ended December 31, 2013
Income from continuing operations represents the operating results of 87 legacy hotel properties and WorldQuest included in continuing operations for the years ended December 31, 2014 and 2013 as well as the operating results from January 1, 2013 through November 18, 2013 of the eight hotel properties that were contributed to Ashford Prime OP in connection with the previously discussed Ashford Prime spin-off. Additionally, the operating results of the Ashton and Fremont hotels, which were acquired on July 18, 2014 and August 6, 2014, respectively, are included in continuing operations since their acquisition. The operating results of the Pier House Resort, which was acquired May 14, 2013 and sold on March 1, 2014, are included for the periods from May 14, 2013 through December 31, 2013 and January 1, 2014 through February 28, 2014. In connection with the previously discussed Ashford Inc. spin-off, operating results are included from January 1, 2014 through November 12, 2014.
The following table illustrates the key performance indicators of these hotels:

	Year Ended December 31,
	2014	2013
RevPAR (revenue per available room)	$102.30	$102.92
Occupancy	76.25%	74.26%
ADR (average daily rate)	$134.16	$138.60
Revenue. Rooms revenue for the year ended December 31, 2014 (“2014”) decreased $106.3 million, or 14.2%, to $640.3 million from $746.6 million for the year ended December 31, 2013 (“2013”). We experienced a decrease in rooms revenue of $158.7 million as a result of the Ashford Prime spin-off and $5.5 million in rooms revenue from the Pier House Resort that was purchased in May 2013 and sold in March 2014; offset by a $51.1 million increase from our remaining 85 hotel properties and WorldQuest and $6.9 million from the acquisitions of the Ashton and Fremont hotels. Food and beverage revenue experienced a decrease of $40.9 million, or 26.6%, to $112.7 million of which food and beverage revenue decreased $46.1 million as a result of the spin-off and $1.2 million from the Pier House Resort. The remaining 85 hotel properties and the acquisitions of the Ashton and Fremont hotels resulted in an increase in food and beverage revenue of $4.0 million and $2.3 million, respectively. Other hotel revenue, which consists mainly of internet access, parking, and spa services, experienced a decrease of $10.8 million, which is primarily attributable to the Ashford Prime spin-off and the Pier House Resort. Advisory services revenue increased $9.7 million to $10.7 million from$1.0 million. The 2014 advisory services revenue from Ashford Prime represents the period from January 1, 2014 to November 12, 2014. In connection with the previously discussed spin-off of Ashford Inc., all future Ashford Prime advisory services revenue will be recorded by Ashford Inc. For 2013, advisory services revenue from Ashford Prime represents the period from November 19, 2013 to December 31, 2013. For 2014, the advisory services revenue consists of a base advisory fee of $7.5 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.4 million. The advisory services revenue also includes advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of approximately $1.8 million. For 2013, advisory services revenue comprised of a base advisory fee of $878,000, reimbursable overhead of $53,000 and internal audit reimbursements of $116,000. No incentive management fee was earned in connection with the advisory agreement that was in place prior to the spin-off of Ashford Inc., for 2014 or 2013. Other non-hotel revenue was $4.1 million and $526,000 for 2014 and 2013, respectively. The increase in other non-hotel revenue is primarily attributable to expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services to PIM Highland JV. These reimbursements were presented as credits in corporate, general and administrative expenses for the year ended December 31, 2013.
Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced decreases of $57.2 million in direct expenses and $30.3 million in indirect expenses and management fees in 2014, which were primarily attributable to decreases in direct expenses and indirect expenses and management fees of $69.9 million and $60.4 million, respectively, as a result of the Ashford Prime spin-off. The increases from our remaining 85 hotel properties and WorldQuest are attributable to higher hotel revenues at those properties. We also recorded a charge in 2014 of $11.9 million for a jury verdict in legal proceedings. The charge consists of $10.8 million for the jury verdict, $707,000 for pre-judgment interest and $400,000 related to the recovery of legal fees. See Note 12 to our consolidated financial statements. Direct expenses were 30.3% and 31.3% of total hotel revenue for 2014 and 2013, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other decreased $8.4 million for 2014 to $38.5 million due to $10.0 million of property taxes, insurance, and other in 2013 associated with the properties included in the Ashford Prime spin-off and lower insurance premiums. This decrease was partially offset by higher property taxes at our remaining 85 properties and the acquisitions of the Ashton and Fremont hotels.

Depreciation and Amortization. Depreciation and amortization decreased $17.0 million for 2014 compared to 2013 due to $28.1 million of depreciation and amortization in 2013 associated with the properties included in the Ashford Prime spin-off and the Pier House Resort. The resulting increase of $11.1 million is attributable to capital expenditures that have occurred since December 31, 2013 and the acquisitions of the Ashton and Fremont hotels.
Impairment Charges. We recorded credits to impairment charges of $415,000 and $396,000 for 2014 and 2013, respectively, for cash received and resulting valuation adjustments on previously impaired mezzanine loans.
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
In analyzing projected hotel properties’ operating cash flows, we factored in RevPAR growth based on data from third party sources. In addition, the projected hotel properties’ operating cash flows factored in our ongoing implementation of asset management strategies to minimize operating costs. After factoring in the expected revenue growth and the impact of company-specific strategies implemented to minimize operating costs, the hotel properties’ estimated future undiscounted cash flows were in excess of the properties’ carrying values. The analyses performed in 2014 and 2013 did not identify any properties with respect to which an impairment loss should be recognized.
Gain on Insurance Settlement. Gain on insurance settlement was $5,000 and $270,000 for 2014 and 2013, respectively.
Transaction Costs. Transaction costs decreased $699,000, from $1.3 million to $625,000 in 2014. The 2014 transaction costs are attributable to the acquisitions of the Ashton and Fremont hotels while the 2013 transaction costs include $901,000 of costs related to the acquisition of the Pier House Resort and $423,000 related to costs associated with miscellaneous other items.
Advisory Service Fee. Advisory services fees represent fees paid in connection with the advisory agreement between Ashford Inc. and us for the period from November 13, 2014 to December 31, 2014. Prior to the spin-off of Ashford Inc. we were self-advised. For 2014, we recorded advisory service fees of $4.5 million, which was comprised of a base advisory fee of $4.0 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $533,000. No advisory service fee was incurred in 2013.
Corporate, General, and Administrative. Corporate, general, and administrative expenses increased $4.4 million to $57.2 million for 2014 compared to $52.8 million for 2013. Corporate, general and administrative expense includes other corporate administrative expense and non-cash equity-based compensation. Other corporate, general and administrative expense increased $10.8 million which is primarily attributable to $4.1 million of administrative expenses associated with the previously discussed spin-off of Ashford Inc., $2.4 million of salaries and benefits for new employees and higher salaries during 2014 and $3.7 million of expense reimbursements in 2013 related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services to PIM Highland JV. These reimbursements were presented as credits in corporate, general and administrative expenses for the year ended December 31, 2013 and as other revenue for the year ended December 31, 2014. Additionally, we had an increase attributable to higher office expenses, professional fees and other miscellaneous expenses totaling approximately $2.1 million. These increases were partially offset by $1.5 million of transaction costs associated with the Ashford Prime spin-off recognized during 2013. Non-cash equity-based compensation decreased $6.4 million which is primarily attributable to lower expense of $2.4 million related to a change in the accounting for equity-based compensation related to the previously discussed spin-off of Ashford Inc. and $4.3 million recognized in 2013 as a result of a modification to the deferred compensation plan in connection with the Ashford Prime spin-off in which plan participants were granted additional shares of our stock. These decreases were partially offset by additional non-cash equity-based compensation for new employees and additional awards to our employees while we were self-advised.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in earnings of unconsolidated entities of $2.5 million and equity in loss of $(23.4) million for 2014 and 2013, respectively. The 2014 period includes equity in earnings in Ashford Prime and in PIM Highland JV of $258,000 and $5.5 million, respectively, and equity in loss in Ashford Inc. of $3.2 million. The 2013 period included our equity in loss in PIM Highland JV and in Ashford Prime of $(19.4) million and $(4.0) million, respectively.
Interest Income. Interest income was $62,000 and $71,000 for 2014 and 2013, respectively.

Other Income. Other income was $6.6 million and $5.7 million for 2014 and 2013, respectively. The increase in other income is attributable to realized gain on marketable securities of $5.8 million and dividends of $789,000 for 2014 compared to a realized loss on marketable securities of $1.2 million and dividends of $460,000 for 2013. The resulting loss in 2013 was offset by non-hedge interest rate swaps income in the first quarter of 2013 of $6.2 million. The non-hedge interest rate swaps expired in the first quarter of 2013 and provided no income for 2014.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $26.4 million to $114.5 million for 2014 from $140.9 million for 2013. The decrease is primarily due to lower interest expense of $29.0 million resulting from lower debt balances associated with the Ashford Prime spin-off and lower average rates. The remaining increase is due to higher loan cost amortization and interest expense due to the acquisition of the Ashton and Fremont hotels and loan refinances. The average LIBOR rates for 2014 and 2013 were 0.15% and 0.19%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees were $10.4 million in 2014 compared to $2.1 million in 2013. In 2014, we refinanced three mortgage loans, including our $135.0 million mortgage loan due May 2015, our $102.3 million mortgage loan due December 2014, which had an outstanding balance of $101.1 million, and our $89.3 million mortgage loan due February 2016, which had an outstanding balance of $88.5 million. The new loans total $468.9 million. As a result we wrote-off the unamortized loan costs of $209,000 and incurred defeasance and exit fees of $8.1 million. Additionally, we refinanced our $164.4 million loan due March 2014 with a $200.0 million loan due February 2016. As a result, we wrote-off the unamortized loan costs of $251,000 and incurred exit fees of $397,000. We also wrote off loan costs of $1.4 million associated with the Pier House Resort loan that was assumed by Ashford Prime. In 2013, we refinanced our $141.7 million mortgage loan, due August 2013 with a $199.9 million mortgage loan due February 2018. As a result, we wrote-off unamortized loan costs of $472,000 and incurred additional non-capitalizable loan costs of $1.5 million. Additionally, we refinanced our $6.5 million loan due April 2034 with a $10.8 million loan due January 2024. As a result, we wrote-off the unamortized loan costs of $64,000 and incurred additional loan costs of $63,000.
Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities of $332,000 and unrealized gain on marketable securities of $5.1 million for 2014 and 2013, respectively, are based on changes in closing market prices during the period.
Unrealized Loss on Derivatives. For 2014, we recorded an unrealized loss of $1,100,000, consisting of a $484,000 loss related to interest rate derivatives and a $616,000 loss related to credit default swaps. The majority of our interest rate derivatives expired in the first quarter of 2013. In 2013, we recorded an unrealized loss of $8.3 million, consisting of a $6.4 million loss related to interest rate derivatives and a $1.9 million loss related to credit default swaps. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. We recorded income tax expense of $1.3 million and $1.5 million for 2014 and 2013, respectively. The decrease in income tax expense is primarily due to decreased profitability in our TRS subsidiaries as a result of the Ashford Prime spin-off.
Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations for 2014 and 2013 were income of $33,000 and loss of $98,000, respectively, related to sale the Homewood Suites Mobile hotel in Mobile, Alabama in November 2014.
Gain on Sale of Hotel Property. We recognized a gain of $3.5 million in connection with the sale of the Pier House Resort to Ashford Prime. We deferred a gain of $599,000, in accordance with the applicable accounting guidance, as a result of our equity investment in Ashford Prime OP.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated losses of $406,000 and income of $908,000 during 2014 and 2013, respectively.
Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $6.4 million and $8.2 million in 2014 and 2013, respectively. Redeemable noncontrolling interests represented ownership interests of 13.01% and 12.72% in the operating partnership at December 31, 2014 and 2013, respectively.

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
The following table illustrates the key performance indicators of these hotels:

	Year Ended December 31,
	2013	2012
RevPAR (revenue per available room)	$102.92	$98.83
Occupancy	74.26%	73.77%
ADR (average daily rate)	$138.60	$133.96
Revenue. Rooms revenue for the year ended December 31, 2013 (“2013”) increased $22.4 million, or 3.1%, to $746.6 million from $724.2 million for the year ended December 31, 2012 (“2012”). The increase in rooms revenue was due to continued improvements in occupancy coupled with an increase in our ADR. During 2013, we experienced a 49 basis point increase in occupancy and a 3.5% increase in room rates. We also experienced higher rooms revenue of $9.0 million as a result of the Pier House Resort acquisition and lower rooms revenue as a result of the Ashford Prime spin-off. Food and beverage revenues experienced a decrease of $6.9 million, or 4.3%, due to events at certain hotels during 2012 that did not reoccur in 2013 as well as the Ashford Prime spin-off, all of which was slightly offset by $1.8 million of food and beverage revenue as a result of the Pier House Resort acquisition. Other hotel revenue, which consists mainly of internet access, parking and spa services, experienced an improvement of $3.1 million, of which $813,000 is attributable to the Pier House Resort acquisition, while other revenue was negatively impacted by the Ashford Prime spin-off when compared to 2012. We recorded advisory services revenue of $1.0 million from Ashford Prime which was comprised of a base advisory fee of $878,000, reimbursable overhead of $53,000 and internal audit reimbursements of $116,000. No incentive management fee was earned for 2013 in connection with the advisory agreement between one of our subsidiaries and Ashford Prime. Other non-hotel revenue was $526,000 and $305,000 for 2013 and 2012, respectively.
Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $1.1 million in direct expenses and $4.8 million in indirect expenses and management fees in 2013. The increase in these expenses is primarily attributable to higher occupancy and higher management fees resulting from increased hotel revenue and higher sales and marketing expenses. In addition, the Pier House Resort acquisition contributed $3.5 million of direct expenses and $3.3 million in indirect expenses and management fees. The higher hotel operating expenses were offset by the impact of the Ashford Prime spin-off. Direct expenses were 31.3% and 31.9% of total hotel revenue for 2013 and 2012, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $2.2 million during 2013 to $46.9 million. The increase is primarily due to higher property taxes as a result of increased property value assessments related to certain hotels, higher insurance costs and a credit to uninsured losses in 2012, offset by lower costs as a result of the Ashford Prime spin-off when compared against 2012.
Depreciation and Amortization. Depreciation and amortization decreased $5.9 million for 2013 compared to 2012 primarily due to lower depreciation for certain assets that became fully depreciated since December 31, 2012 and the impact of the Ashford Prime spin-off which was partially offset by the acquisition of the Pier House Resort.
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
Gain on Insurance Settlement. Gain on insurance settlement was $270,000 and $91,000 for 2013 and 2012, respectively.
Transaction Costs. We recorded transaction costs of $1.3 million for 2013 which included $901,000 related to the Pier House Resort acquisition and $423,000 related to costs associated with other miscellaneous items. There were no transaction costs in 2012.
Corporate, General, and Administrative. Corporate, general, and administrative expenses increased $8.8 million to $52.8 million for 2013 compared to $44.1 million for 2012. Non-cash equity-based compensation experienced an increase of $8.1 million due to additional expense associated with accelerated vestings of LTIP units of our Chairman Emeritus as a result of his retirement as our Chairman and $4.3 million as a result of modifications to the deferred compensation plan in connection with the Ashford Prime spin-off in which plan participants were granted additional shares of our stock. Additionally, corporate, general, and administrative expenses increased $672,000 during 2013 compared to 2012 due to higher salaries and benefits of $2.1 million partially offset by lower professional fees.
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
Interest Income. Interest income was $71,000 and $125,000 for 2013 and 2012, respectively.
Other Income. Other income was $5.7 million and$31.7 million for 2013 and 2012, respectively. Other income primarily represents income from the non-hedge interest rate swaps of $6.2 million and $32.0 million in 2013 and 2012, respectively, of which the decrease is primarily attributable to derivatives that have expired since December 31, 2012. Other income also includes $1.2 million and $831,000, of realized losses on marketable securities and $460,000 and $484,000 of dividend income for 2013 and 2012, respectively.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $3.5 million to $140.9 million for 2013 from $144.3 million for 2012. The decrease is primarily due to lower interest expense resulting from a decrease in the weighted average interest rate of our debt in 2013 and the impact of the Ashford Prime spin-off. This decrease was partially offset by additional interest expense resulting from a new mortgage loan entered into in September 2013 associated with the Pier House Resort, which was previously unencumbered, and higher loan cost amortization of $1.6 million. The average LIBOR rates for 2013 and 2012 were 0.19% and 0.24%, respectively.
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

Loss from Discontinued Operations. For 2013, loss from discontinued operations was $98,000 related to the Homewood Suites Mobile hotel in Mobile, Alabama, disposed of in 2014. For 2012, loss from discontinued operations was $3.4 million related to two hotel properties disposed of in 2012 and one hotel disposed in 2014. The Hilton hotel in Tucson, Arizona was disposed of in December 2012. The Doubletree Guest Suites hotel in Columbus, Ohio was sold in November 2012 for net proceeds of $7.7 million. We recorded an impairment charge of $4.1 million related to the Hilton hotel and a net gain of $4.5 million upon disposition of these hotels. The Homewood Suites Mobile hotel in Mobile, Alabama was disposed of in November 2014.
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
OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we form partnerships or joint ventures that operate certain hotels. We evaluate each partnership and joint venture to determine whether the entity is a Variable Interest Entity (“VIE”). If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion of the company’s VIEs, see Notes 2 and 5 to the Condensed Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases with regard to our continuing operations, each as of December 31, 2014 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$461,876	$1,227,400	$50,575	$214,253	$1,954,104
Operating lease obligations	871	1,380	1,080	32,931	36,262
Estimated interest obligations (1)	102,271	79,627	27,876	33,342	243,116
Total contractual obligations	$565,018	$1,308,407	$79,531	$280,526	$2,233,482
_________________________

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2014.

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
Income Taxes – At December 31, 2014 and 2013, we recorded a valuation allowance of $29.3 million and $35.1 million, respectively, to fully reserve our deferred tax asset. As a result of consolidated losses in 2014, 2013 and 2012, and the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our deferred tax asset will not be realized, and therefore, have provided a valuation allowance to reserve against the balances. At December 31, 2014, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $65.4 million, which begin to expire in 2022, and are available to offset future taxable income, if any, through 2032. Approximately $10.6 million of the $65.4 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use. At December 31, 2014, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $322.7 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2034. The analysis utilized in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2011 through 2014 remain subject to potential examination by certain federal and state taxing authorities.
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

Impairment of Investments in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value, less cost to sell. During 2012, we recorded impairment charges of $4.1 million on hotel properties. No impairment charges were recorded in 2014 and 2013. See the detailed discussion in Notes 6 and 15 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
During 2012, we recorded impairment charges of $4.1 million on hotel properties, all of which are included in the operating results of discontinued operations. See the detailed discussion in Notes 3, 6 and 15 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
Investments in Unconsolidated Entities – Investments in entities in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income (loss). We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded in 2014, 2013 or 2012.
We adopted the equity accounting method for our investment in the PIM Highland JV due to the fact that we do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in the PIM Highland JV had a carrying value of $144.8 million at December 31, 2014, which was based on our share of PIM Highland JV’s equity.
In connection with the previously discussed spin-off of Ashford Prime on November 19, 2013, we had an initial 20% ownership interest in Ashford Prime OP. We adopted the equity accounting method for our investment in Ashford Prime OP due to the fact that we exercise significant influence but do not control the entity. All major decisions related to Ashford Prime OP that most significantly impact Ashford Prime OP’s economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of Ashford Prime OP General Partner LLC, its general partner. Our investment in Ashford Prime OP of 14.9% had a carrying value of $54.9 million at December 31, 2014.
In connection with the previously discussed spin-off of Ashford Inc. on November 12, 2014, we have a 30.1% ownership interest in Ashford Inc. We adopted the equity accounting method for our investment in Ashford Inc. due to the fact that we exercise significant influence but do not control the entity. All major decisions related to Ashford Inc. that most significantly impact Ashford Inc.’s economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of Ashford Inc.’s board of directors. Our investment in Ashford Inc. of 30.1% had a carrying value of $7.1 million at December 31, 2014.
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
We also use credit default swaps to hedge financial and capital market risk. A credit default swap is a derivative contract that works like an insurance policy against the credit risk of an entity or obligation. The credit risk underlying the credit default swaps are referenced to the CMBX index. The CMBX is a group of indices that references underlying bonds from 25 Commercial Mortgage-Backed Securities (“CMBS”), tranched by rating class. The CMBX is traded via “pay-as-you-go” credit default swaps, which involve ongoing, two-way payments over the life of the contract between the buyer and the seller of protection. The reference obligations are CMBS bonds. The seller of protection assumes the credit risk of the reference obligation from the buyer of protection in exchange for payments of an annual premium. If there is a default or a loss, as defined in the credit default swap agreements, on the underlying bonds, then the buyer of protection, is protected against those losses.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Upon adoption of this standard in 2015, we will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. We will make the additional disclosures upon adoption. Upon adoption, we anticipate that the operations of sold hotel properties through the date of their disposal will be included in continuing operations.
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

EBITDA is defined as net loss attributable to the Company before interest expense and amortization of loan costs, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gain on sales of properties, impairment of assets, write-off of loan costs and exit fees, transaction, acquisition and management conversion costs, transaction costs related to spin-off (net of reimbursements), other income, legal costs related to a litigation settlement, operating results of hotel properties in receivership, dead deal costs, software implementation costs, compensation adjustment related to modified employment terms, and non-cash items such as amortization of unfavorable management contract liabilities, equity-based compensation and unrealized gains and losses on marketable securities and derivative instruments, non-cash gain on insurance settlements, modification of rent terms, as well as the Company’s portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(38,207)	$(48,558)	$(62,208)
(Income) loss from consolidated entities attributable to noncontrolling interests	406	(908)	(868)
Net loss attributable to redeemable noncontrolling interests in operating partnership	6,400	8,183	9,296
Net income (loss) attributable to the Company	(31,401)	(41,283)	(53,780)
Interest income	(63)	(70)	(124)
Interest expense and amortization of loan costs	114,709	139,782	144,857
Depreciation and amortization	110,770	125,041	133,463
Income tax expense	1,278	1,511	2,352
Net loss attributable to redeemable noncontrolling interests in operating partnership	(6,400)	(8,183)	(9,296)
Equity in (earnings) loss of unconsolidated entities	(2,495)	23,404	20,833
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	(3,016)	—	—
Company’s portion of EBITDA of unconsolidated entities (Ashford Prime OP)	11,643	(2,577)	—
Company’s portion of EBITDA of unconsolidated entities (Highland)	95,444	76,901	78,730
EBITDA	290,469	314,526	317,035
Amortization of unfavorable management contract liability	(1,975)	(2,245)	(2,447)
Impairment charges	(415)	(396)	(1,229)
Gain on sale/disposition of properties	(3,503)	—	(4,488)
Non-cash gain on insurance settlements	(5)	(270)	(91)
Write-off of loan costs and exit fees	10,353	2,098	4,117
Other income (1)	(6,573)	(5,650)	(31,700)
Transaction, acquisition and management conversion costs	625	1,657	—
Transaction costs related to spin-off, net of reimbursements	4,231	1,548	—
Dead deal costs	—	—	869
Software implementation costs	320	—	—
Legal costs related to a litigation settlement	11,907	—	2,491
El Conquistador results since appointment of receiver	—	—	1,402
Unrealized (gain) loss on marketable securities	332	(5,115)	(2,502)
Unrealized loss on derivatives	1,100	8,315	35,657
Modification of rent terms	—	539	—
Compensation adjustment related to modified employment terms	2,997	—	—
Equity-based compensation	16,918	25,539	17,440
Company’s portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	3,427	—	—
Company’s portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	634	2,781	—
Company’s portion of adjustments to EBITDA of unconsolidated entities (Highland)	(669)	4,442	219
Adjusted EBITDA	$330,173	$347,769	$336,773
_________________________

(1)	Other income, primarily consisting of income from interest rate derivatives and net realized gain/loss on marketable securities, is excluded from Adjusted EBITDA.

We calculate Funds From Operations (“FFO”) and Adjusted FFO (“AFFO”) in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO (“AFFO”) excludes write-off of loan costs and exit fees, asset impairment adjustments, transaction, acquisition and management conversion costs, transaction costs related to spin-off (net of reimbursements), legal costs related to a litigation settlement, other income, operating results of hotel properties in receivership, dead deal costs, software implementation costs, compensation adjustment related to modified employment terms and non-cash items such as equity-based compensation adjustments related to modified employment terms, equity-based deferred compensation related to spin-off, modification of rent terms, non-cash gain on insurance settlements, and unrealized gains and losses on marketable securities and derivative instruments as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net loss to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(38,207)	$(48,558)	$(62,208)
(Income) loss from consolidated entities attributable to noncontrolling interests	406	(908)	(868)
Net loss attributable to redeemable noncontrolling interests in operating partnership	6,400	8,183	9,296
Preferred dividends	(33,962)	(33,962)	(33,802)
Net loss available to common stockholders	(65,363)	(75,245)	(87,582)
Depreciation and amortization on real estate	110,465	124,611	133,246
Gain on sale/disposition of properties/note receivable	(3,503)	—	(4,488)
Net loss attributable to redeemable noncontrolling interests in operating partnership	(6,400)	(8,183)	(9,296)
Equity in (earnings) loss of unconsolidated entities	(2,495)	23,404	20,833
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	(3,252)	—	—
Company’s portion of FFO of unconsolidated entities (Ashford Prime OP)	5,897	(3,339)	—
Company’s portion of FFO of unconsolidated entities (Highland)	49,748	34,275	31,496
FFO available to common stockholders	85,097	95,523	84,209
Write-off of loan costs and exit fees	10,353	2,098	4,117
Non-cash gain on insurance settlements	(5)	(270)	(91)
Impairment charges	(415)	(396)	(1,229)
Transaction, acquisition and management conversion costs	625	1,657	—
Transaction costs related to spin-off, net of reimbursements	4,231	1,548	—
Other income (1)	(6,573)	565	340
Legal costs related to a litigation settlement	11,907	—	2,491
Dead deal costs	—	—	869
Software implementation costs	320	—	—
El Conquistador results, interest, and amortization of deferred loan costs since appointment of receiver	—	—	2,068
Modification of rent terms	—	539	—
Compensation adjustment related to modified employment terms	2,997	—	—
Equity-based compensation adjustment related to modified employment terms	—	4,678	480
Equity-based deferred compensation related to spin-off	—	4,313	—
Unrealized (gain) loss on marketable securities	332	(5,115)	(2,502)
Unrealized loss on derivatives	1,100	8,315	35,657
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	2,558	—	—
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	398	2,716	—
Company’s portion of adjustments to FFO of unconsolidated entities (Highland)	(669)	24	234
Adjusted FFO available to common stockholders	$112,256	$116,195	$126,643
_________________________
(1) Other income, primarily consisting of net realized gain/loss on marketable securities, is excluded from Adjusted FFO.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments, our derivatives portfolio and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2014, the total consolidated indebtedness of $2.0 billion included $817.9 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2014 would be approximately $2.0 million per year. Interest rate changes will have no impact on the remaining $1.2 billion of fixed rate debt. At December 31, 2013, the total consolidated indebtedness of $1.8 billion included $579.4 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2013 would be approximately $1.4 million per year. Interest rate changes will have no impact on the remaining $1.2 billion of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2014, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashford Hospitality Trust, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/      Ernst & Young LLP
Dallas, Texas
March 2, 2015

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$215,063	$128,780
Marketable securities	63,217	29,601
Total cash, cash equivalents and marketable securities	278,280	158,381
Investments in hotel properties, net	2,128,611	2,164,389
Restricted cash	85,830	61,498
Accounts receivable, net of allowance of $241 and $242, respectively	22,399	21,791
Inventories	2,104	1,946
Note receivable, net of allowance of $7,522 and $7,937, respectively	3,553	3,384
Investment in unconsolidated entities	206,790	195,545
Deferred costs, net	12,588	10,155
Prepaid expenses	7,017	7,519
Derivative assets, net	182	19
Other assets	17,116	4,303
Due from Ashford Prime OP, net	896	13,042
Due from affiliates	3,473	1,302
Due from third-party hotel managers	12,241	33,728
Total assets	$2,781,080	$2,677,002
Liabilities and Equity
Liabilities:
Indebtedness	$1,954,103	$1,818,929
Capital leases payable	—	28
Accounts payable and accrued expenses	71,118	70,683
Dividends payable	21,889	20,735
Unfavorable management contract liabilities	5,330	7,306
Due to Ashford Inc., net	8,202	—
Due to related party, net	1,867	270
Due to third-party hotel managers	1,640	958
Liabilities associated with marketable securities and other	6,201	3,764
Other liabilities	1,233	1,286
Total liabilities	2,071,583	1,923,959
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in operating partnership	177,064	134,206
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at December 31, 2014 and 2013	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at December 31, 2014 and 2013	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at December 31, 2014 and 2013	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued, 89,439,624 and 80,565,563 shares outstanding at December 31, 2014 and 2013, respectively	1,249	1,249
Additional paid-in capital	1,706,274	1,652,743
Accumulated other comprehensive loss	—	(197)
Accumulated deficit	(1,050,323)	(896,110)
Treasury stock, at cost, 35,457,141 and 44,331,202 shares at December 31, 2014 and 2013, respectively	(125,725)	(140,054)
Total stockholders’ equity of the Company	531,633	617,789
Noncontrolling interests in consolidated entities	800	1,048
Total equity	532,433	618,837
Total liabilities and equity	$2,781,080	$2,677,002
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue
Rooms	$640,325	$746,576	$724,212
Food and beverage	112,701	153,602	160,488
Other	26,958	37,776	34,652
Total hotel revenue	779,984	937,954	919,352
Advisory services revenue	10,724	1,047	—
Other	4,141	526	305
Total revenue	794,849	939,527	919,657
Expenses
Hotel operating expenses:
Rooms	143,751	170,393	166,026
Food and beverage	77,653	104,536	108,274
Other expenses	254,495	280,801	275,940
Management fees	31,125	38,792	38,342
Total hotel expenses	507,024	594,522	588,582
Property taxes, insurance and other	38,499	46,945	44,779
Depreciation and amortization	110,653	127,684	133,571
Impairment charges	(415)	(396)	(5,349)
Gain on insurance settlement	(5)	(270)	(91)
Transaction costs	625	1,324	—
Advisory services fee	4,533	—	—
Corporate, general and administrative	57,243	52,821	44,050
Total expenses	718,157	822,630	805,542
Operating income	76,692	116,897	114,115
Equity in earnings (loss) of unconsolidated entities	2,495	(23,404)	(20,833)
Interest income	62	71	125
Other income	6,573	5,650	31,700
Interest expense and amortization of loan costs	(114,502)	(140,865)	(144,339)
Write-off of loan costs and exit fees	(10,353)	(2,098)	(3,998)
Unrealized gain (loss) on marketable securities	(332)	5,115	2,502
Unrealized loss on derivatives	(1,100)	(8,315)	(35,657)
Loss from continuing operations before income taxes	(40,465)	(46,949)	(56,385)
Income tax expense	(1,266)	(1,511)	(2,375)
Loss from continuing operations	(41,731)	(48,460)	(58,760)
Income (loss) from discontinued operations	33	(98)	(3,448)
Gain on sale of hotel properties, net of tax	3,491	—	—
Net loss	(38,207)	(48,558)	(62,208)
(Income) loss from consolidated entities attributable to noncontrolling interests	406	(908)	(868)
Net loss attributable to redeemable noncontrolling interests in operating partnership	6,400	8,183	9,296
Net loss attributable to the Company	(31,401)	(41,283)	(53,780)
Preferred dividends	(33,962)	(33,962)	(33,802)
Net loss available to common stockholders	$(65,363)	$(75,245)	$(87,582)
Income (loss) per share – basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.75)	$(1.00)	$(1.26)
Income (loss) from discontinued operations attributable to common stockholders	—	—	(0.04)
Net loss attributable to common stockholders	$(0.75)	$(1.00)	$(1.30)
Weighted average common shares outstanding – basic and diluted	87,622	75,155	67,533
Dividends declared per common share	$0.48	$0.48	$0.44
Amounts attributable to common stockholders:
Loss from continuing operations, net of tax	$(31,430)	$(41,197)	$(50,751)
Income (loss) from discontinued operations, net of tax	29	(86)	(3,029)
Preferred dividends	(33,962)	(33,962)	(33,802)
Net loss attributable to common stockholders	$(65,363)	$(75,245)	$(87,582)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(38,207)	$(48,558)	$(62,208)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	—	(3)	(144)
Reclassification to interest expense	100	101	32
Total other comprehensive income (loss)	100	98	(112)
Total comprehensive loss	(38,107)	(48,460)	(62,320)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	406	(908)	(868)
Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	6,497	8,170	9,310
Comprehensive loss attributable to the Company	$(31,204)	$(41,198)	$(53,878)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)			Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at January 1, 2012	1,488	$15	8,967	$90	4,630	$46	124,897	$1,249	$1,746,259	$(609,272)	$(184)	(56,864)	$(164,796)	$16,414	$989,821	$112,796
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(55)	(499)	—	(499)	—
Equity-based compensation	—	—	—	—	—	—	—	—	2,666	—	—	—	(73)	—	2,593	14,847
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	72	—	—	(31)	(72)	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(556)	—	—	204	556	—	—	64
Issuances of preferred shares	169	2	502	5	—	—	—	—	15,975	—	—	—	—	—	15,982	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	(29,993)	—	—	—	—	(29,993)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	(3,516)	—	—	—	—	(3,516)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	(19,869)	—	—	—	—	(19,869)	—
Dividends declared - preferred shares- Series E	—	—	—	—	—	—	—	—	—	(10,417)	—	—	—	—	(10,417)	—
Net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(126)	—	—	—	(126)	(18)
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	28	—	—	—	28	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,924)	(1,924)	(9,086)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(43,620)	—	—	—	—	(43,620)	43,620
Unvested operating partnership units reclassified to equity	—	—	—	—	—	—	—	—	1,752	—	—	—	—	—	1,752	(1,752)
Net income (loss)	—	—	—	—	—	—	—	—	—	(53,780)	—	—	—	868	(52,912)	(9,296)
Balance at December 31, 2012	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,766,168	$(770,467)	$(282)	(56,746)	$(164,884)	$15,358	$847,300	$151,179
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(33)	(401)	—	(401)	—
Equity-based compensation	—	—	—	—	—	—	—	—	6,577	—	—	—	—	—	6,577	18,962
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	5	—	—	(1)	(5)	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(540)	—	—	198	540	—	—	69
Issuances of preferred shares	—	—	—	—	—	—	—	—	244	—	—	—	—	—	244	—
Reissuance of treasury shares	—	—	—	—	—	—	—	—	115,415	—	—	12,251	24,696	—	140,111	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	(37,054)	—	—	—	—	(37,054)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	(3,542)	—	—	—	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	(20,002)	—	—	—	—	(20,002)	—
Dividends declared - preferred shares- Series E	—	—	—	—	—	—	—	—	—	(10,418)	—	—	—	—	(10,418)	—
Net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	(3)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	88	—	—	—	88	13
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,390)	(17,390)	(10,290)
Ashford Prime spin-off	—	—	—	—	—	—	—	—	(233,611)	—	—	—	—	2,172	(231,439)	(34,046)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(13,344)	—	—	—	—	(13,344)	13,344
Unvested operating partnership units reclassified to equity	—	—	—	—	—	—	—	—	(3,158)	—	—	—	—	—	(3,158)	3,158
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	1,643	—	—	—	—	—	1,643	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(41,283)	—	—	—	908	(40,375)	(8,183)
Balance at December 31, 2013	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,652,743	$(896,110)	$(197)	(44,331)	$(140,054)	$1,048	$618,837	$134,206
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	—	(41)	(458)	—	(458)	—
Equity-based compensation	—	—	—	—	—	—	—	—	2,782	—	—	—	—	—	2,782	16,373
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	68	—	—	(18)	(45)	—	23	—

	Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)			Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(993)	—	—	423	993	—	—	50
Reissuance of treasury shares	—	—	—	—	—	—	—	—	72,243	—	—	8,350	13,597	—	85,840	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	(41,894)	—	—	—	—	(41,894)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	(3,542)	—	—	—	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	(20,002)	—	—	—	—	(20,002)	—
Dividends declared - preferred shares- Series E	—	—	—	—	—	—	—	—	—	(10,418)	—	—	—	—	(10,418)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	197	—	—	—	197	(97)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(255)	(255)	(10,715)
Sale of consolidated noncontrolling interest	—	—	—	—	—	—	—	—	640	—	—	—	—	560	1,200	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	1,574	(401)	—	160	242	—	1,415	(1,434)
Ashford Inc. spin-off	—	—	—	—	—	—	—	—	(18,413)	—	—	—	—	(147)	(18,560)	(6,235)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(45,988)	—	—	—	—	(45,988)	45,988
Unvested operating partnership units reclassified to redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(5,328)	—	—	—	—	—	(5,328)	5,328
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	958	(567)	—	—	—	—	391	—
Net loss	—	—	—	—	—	—	—	—	—	(31,401)	—	—	—	(406)	(31,807)	(6,400)
Balance at December 31, 2014	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,706,274	$(1,050,323)	$—	(35,457)	$(125,725)	$800	$532,433	$177,064

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net loss	$(38,207)	$(48,558)	$(62,208)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	110,931	127,990	136,527
Impairment charges	(415)	(396)	(1,229)
Bad debt expense	346	—	—
Equity in (earnings) loss of unconsolidated entities	(2,495)	23,404	20,833
Distributions of earnings from unconsolidated entities	995	—	—
Income from financing derivatives	—	(6,215)	(32,040)
Gain on sale of properties/notes receivable, net	(3,731)	(193)	(4,486)
Realized and unrealized gain on trading securities	(5,447)	(3,978)	(1,861)
Purchases of trading securities	(169,605)	(61,484)	(46,239)
Sales of trading securities	143,732	61,025	45,252
Gain on insurance settlement	(5)	(270)	(91)
Net settlement of trading derivatives	(505)	(1,694)	(4,093)
Amortization of loan costs and write-off of loan costs and exit fees	17,590	9,870	10,319
Unrealized loss on derivatives	1,100	8,315	35,657
Equity-based compensation	19,155	25,539	17,440
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions, hotel disposition, Ashford Prime spin-off and Ashford Inc. spin-off:
Restricted cash	2,257	19,863	(1,075)
Accounts receivable and inventories	(174)	633	(8,757)
Prepaid expenses and other assets	415	(129)	1,001
Accounts payable and accrued expenses	12,445	4,582	11,671
Due to/from affiliates	(2,171)	(134)	144
Due to/from related party	1,630	(3,391)	1,310
Due to/from third-party hotel managers	22,169	(5,683)	13,936
Due to/from Ashford Prime	(1,699)	—	—
Due to/from Ashford Inc.	1,518	—	—
Other liabilities	1,490	(3,639)	(1,376)
Net cash provided by operating activities	111,319	145,457	130,635
Cash Flows from Investing Activities
Proceeds from sale/payments of notes receivable	246	245	5,216
Cash contribution to Ashford Prime OP	—	(162,822)	—
Acquisition of hotel property, net of cash acquired	(71,591)	(88,204)	—
Cash contribution to Ashford Inc.	(32,119)	—	—
Distribution from Ashford Prime OP	—	6,049	—
Restricted cash related to improvements and additions to hotel properties	(30,243)	—	—
Improvements and additions to hotel properties	(120,105)	(96,285)	(81,403)
Net proceeds from sale of assets/properties	30,269	654	7,741
Due from Ashford Prime	13,635	(13,635)	—
Payments of franchise fees	(208)	—	—
Proceeds from sale of consolidated noncontrolling interest	1,200	—	—
Proceeds from property insurance	1,671	—	—
Net cash used in investing activities	(207,245)	(353,998)	(68,446)
Cash Flows from Financing Activities
Borrowings on indebtedness	718,825	287,075	346,000
Repayments of indebtedness and capital leases	(514,657)	(184,815)	(353,409)
Payments of loan costs and prepayment penalties	(20,054)	(5,386)	(10,375)
Payments of dividends	(85,417)	(78,829)	(71,564)
Purchases of treasury shares	(458)	(401)	(499)
Payments for derivatives	(666)	(184)	(184)
Cash income from derivatives	—	7,878	32,046
Proceeds from preferred stock offering	—	244	15,982
Issuances of treasury stock	85,840	140,111	—
Distributions to noncontrolling interests in consolidated entities	(1,235)	(14,376)	(1,924)
Redemption of operating partnership units and other	31	69	64
Net cash provided by (used in) financing activities	182,209	151,386	(43,863)
Net change in cash and cash equivalents	86,283	(57,155)	18,326
Cash and cash equivalents at beginning of year	128,780	185,935	167,609
Cash and cash equivalents at end of year	$215,063	$128,780	$185,935
Supplemental Cash Flow Information
Interest paid	$108,013	$135,452	$139,382
Income taxes paid	1,159	1,294	836

	Year Ended December 31,
	2014	2013	2012
Supplemental Disclosure of Investing and Financing Activities
Non-cash deferred compensation	$958	$1,643	$—
Dividend receivable from Ashford Prime	249	249	—
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	—	980	—
Accrued but unpaid capital expenditures	2,774	2,998	4,709
Transfer of debt to Ashford Prime	69,000	—	—
Dividends declared but not paid	21,889	20,735	18,258
Net other liabilities acquired	396	1,691	—
Accrued interest added to principal of indebtedness	—	—	4,100
Assets transferred to receivership/lender	—	—	19,218
Liabilities transferred to receivership/lender	—	—	19,740
Net assets distributed to Ashford Prime OP (net of cash contributed)	—	102,662	—
Net liabilities distributed to Ashford Inc. (net of cash contributed)	7,324	—	—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013 and 2012

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford”), is a real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity, and debt. We commenced operations in August 2003, as a self-advised REIT. In November 2014, we completed the spin-off of our asset management business, forming Ashford Inc. as a separate publicly-traded company, and we became advised by Ashford Inc. We continue to own our lodging investments and conduct our business through Ashford Trust OP, our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Hospitality Trust, Inc., serves as the sole general partner of our operating partnership. In this report, the terms “the Company,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime, a newly formed company. We contributed the portfolio interests into Ashford Prime OP, Ashford Prime’s operating partnership. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our stockholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such stockholder as of the close of business on November 8, 2013. Ashford Prime is a REIT for federal income tax purposes, and is listed on the New York Stock Exchange, under the symbol “AHP.” The transaction also included options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida. We sold the Pier House Resort to Ashford Prime on March 1, 2014, and Ashford Prime’s option to acquire the Crystal Gateway Marriott will expire on May 19, 2015.
With respect to the eight hotel properties that are now owned by Ashford Prime, the operating results for the period from January 1, 2013 through November 18, 2013 and the years ended December 31, 2012 are included in our consolidated statements of operations for the respective years ended December 31, 2013 and 2012, in accordance with the applicable accounting guidance.
On February 27, 2014, we announced that our Board of Directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. The distribution was made on November 12, 2014. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock for the benefit of our common stockholders, which represents an approximate 30.1% ownership interest in Ashford Inc. at the time of the spin-off. In connection with the spin-off, we entered into a 20-year advisory agreement with Ashford Inc.
As of December 31, 2014, we owned interests in the following assets:

•
87 consolidated hotel properties (“legacy hotel properties”), including 85 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 17,205 total rooms (or 17,178 net rooms excluding those attributable to our partners);

•
28 hotel properties owned through a 71.74% common equity interest and a 50.0% preferred equity interest in an unconsolidated entity (“PIM Highland JV”), which represent 8,084 total rooms (or 5,799 net rooms excluding those attributable to our partner);

•	10 hotel properties owned through a 14.9% interest in Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”);

•	86 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 30.1% ownership in Ashford Inc. with a carrying value of $7.1 million; and

•	a mezzanine loan with a carrying value of $3.6 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2014, our 87 legacy hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations. As of December 31, 2014, the 28 hotel properties owned by our unconsolidated joint venture, PIM Highland JV, are leased to its wholly owned subsidiary that is treated as a taxable REIT subsidiary for federal income tax purposes.
As of December 31, 2014, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 55 of our 87 legacy hotel properties, 21 of the 28 PIM Highland JV hotel properties, one of the 10 Ashford Prime OP hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.
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
Marriott International, Inc. (“Marriott”) manages 26 of our properties as of December 31, 2014. There were eight additional hotel properties managed by Marriott until May 31, 2013 and six properties managed by Marriott included in the Ashford Prime spin-off. For these 40 Marriott-managed hotels, the 2012 fiscal year reflects twelve weeks of operations in the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31st, June 30th, September 30th and December 31st. .For Marriott-managed hotels, the fourth quarters of 2014, 2013 and 2012 ended December 31, 2014, December 31, 2013, and December 28, 2012, respectively. Prior results have not been adjusted.
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
Investments in Hotel Properties – Hotel properties are generally stated at cost. However, the remaining four hotel properties contributed upon Ashford’s formation in 2003 that are still owned by Ashford (the “Initial Properties”) are stated at the predecessor’s historical cost, net of impairment charges, if any, plus a noncontrolling interest partial step-up related to the acquisition of noncontrolling interests from third parties associated with the Initial Properties. For hotel properties owned through our majority-owned joint ventures, the carrying basis attributable to the joint venture partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the joint ventures. All improvements and additions which extend the useful life of the hotel properties are capitalized.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairment of Investments in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We test impairment by using current or projected cash flows over the estimated useful life of the asset. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. We may also use fair values of comparable assets. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value, less cost to sell. During 2012, we recorded an impairment charge of $4.1 million on one hotel property, all of which is included the operating results of discontinued operations. No impairment charges were recorded for investments in hotel properties included in our continuing operations for 2014, 2013 and 2012.
Notes Receivable – We provide mezzanine loan financing, documented by notes receivable. These loans are held for investment and are intended to be held to maturity and accordingly, are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts and the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for 2014, 2013 and 2012.
Variable interest entities, as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at December 31, 2014 is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. The note receivable is considered to be a variable interest in the entity that owns the related hotel. However, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating the variable interest entity, our analysis involves considerable management judgment and assumptions.
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
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. No impairment charges were recorded for 2014, 2013 and 2012. Valuation adjustments of $415,000, $396,000 and $5.3 million on previously impaired notes were credited to impairment charges during 2014, 2013 and 2012. See Notes 4 and 15.
Investments in Unconsolidated Entities – Investments in entities in which we have ownership interests ranging from 14.4% to 71.74% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the joint venture’s net income (loss). We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded in 2014, 2013 and 2012.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2011, we acquired a 71.74% ownership interest in PIM Highland JV through contributions made by various entities in which we had equity investments and an additional cash investment. We adopted the equity accounting method for our investment in the PIM Highland JV due to the fact that we exercise significant influence but do not control the joint venture. Although we have the majority ownership of 71.74% in the joint venture, all the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. Our investment in PIM Highland JV had a carrying value of $144.8 million and $139.3 million at December 31, 2014 and 2013, respectively.
In connection with the previously discussed spin-off of Ashford Prime on November 19, 2013, we maintained a 20% ownership interest in Ashford Prime OP (subsequently reduced to a 15.0% ownership interest, as of December 31, 2014, primarily as the result of an additional equity raise by Ashford Prime). We adopted the equity accounting method for our investment in Ashford Prime OP due to the fact that we exercise significant influence but do not control the entity. All major decisions related to Ashford Prime OP that most significantly impact Ashford Prime OP’s economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of Ashford Prime OP General Partner LLC, its general partner. Our investment in Ashford Prime had a carrying value of $54.9 million and $56.2 million at December 31, 2014 and 2013, respectively.
On February 27, 2014, we announced that our Board of Directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. The distribution was made on November 12, 2014. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock for the benefit of our common stockholders, which represents an approximate 30.1% ownership interest in Ashford Inc. at the time of the spin-off. In connection with the spin-off, we entered into a 20-year advisory agreement with Ashford Inc. Our ownership interest in Ashford Inc. was 30.1% and had a carrying value of $7.1 million at December 31, 2014.
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
Marketable Securities – Marketable securities include U.S. treasury bills and stocks, put and call options of certain publicly traded companies. All of these investments are recorded at fair value. Put and call options are considered derivatives. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “Marketable securities” or “Liabilities associated with marketable securities and other” in the consolidated balance sheets. The cost of securities sold is determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains and losses, and costs of investment, is reported as a component of “Other income.” Unrealized gains and losses on these investments are reported as “Unrealized gain (loss) marketable securities” in the consolidated statements of operations.
Deferred Costs, net – Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements.
Intangible Asset, net – Intangible asset represents the market value related to a lease agreement obtained in connection with the CNL acquisition that was below the market rate at the date of the acquisition and is amortized over the remaining term of the lease. An intangible asset was contributed to Ashford Prime OP in connection with the Ashford Prime spin-off in 2013. For the years ended December 31, 2014, 2013 and 2012, amortization expense related to intangibles was zero, $79,000 and $89,000, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
the ineffective portion of changes in fair value is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012 there was no ineffectiveness.

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
Due to/from Ashford Inc. – Due to/from Ashford Inc. represents current receivables and payables resulting primarily from costs associated with the spin-off of Ashford Inc. as well as payables related to advisory fees. Both due to and due from Ashford Inc. will generally be settled within a period not exceeding one year.
Due to/from Third-Party Hotel Managers – Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, capital improvements, insurance, real estate taxes, and other items. Due to/from third-party hotel managers also represents current receivables and payables resulting from transactions related to hotel management.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unfavorable Management Contract Liabilities – Certain management agreements assumed in the acquisition of a hotel in 2006 and the CNL acquisition in 2007 had terms that were more favorable to the respective managers than typical market management agreements at the acquisition dates. As a result, we recorded unfavorable contract liabilities related to those management agreements totaling $23.4 million based on the present value of expected cash outflows over the initial terms of the related agreements. The unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, our analysis involves considerable management judgment and assumptions. An unfavorable management contract with a carrying value of $493,000 was contributed to Ashford Prime OP in connection with the Ashford Prime spin-off.
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
The noncontrolling interests in consolidated entities represent ownership interests of 15% of two hotel properties held by one joint venture at December 31, 2014. The noncontrolling interests in consolidated entities that represented ownership interest of 25% of two hotel properties held by one joint venture were contributed to Ashford Prime in connection with the previously discussed spin-off. At December 31, 2012, the noncontrolling interest in consolidated entities represented ownership interests ranging from 15% to 25% of four hotel properties held by two joint ventures. The noncontrolling interests in consolidated entities are reported in equity in the consolidated balance sheets.
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
Revenue Recognition – Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Advisory services are recognized when services have been rendered. The quarterly base fee is equal to 0.70% per annum of the total market capitalization, as defined, of Ashford Prime, subject to certain minimums. The incentive fee is earned annually in each year that Ashford Prime’s total stockholder return exceeds the total stockholder return for Ashford Prime’s peer group, as defined. Reimbursements for overhead and internal audit services are recognized when services have been rendered. We also recorded advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “Corporate, general and administrative” expense. As previously discussed, this agreement was transferred in connection with the Ashford Inc. spin-off. We are reimbursed by PIM Highland JV for costs associated with managing its day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management and other services. Beginning with the three months ended March 31, 2014, we changed the presentation to report such reimbursements as “Other” revenue as opposed to credits within “Corporate, general and administrative” expense. This change had no impact on our financial condition or results of operations. Interest income, representing interest on the mezzanine loan (including accretion of discounts on the mezzanine loan using the effective interest method), is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Asset management fees are recognized when services are rendered.
Other Expenses – Other expenses include Internet, telephone charges, guest laundry, valet parking, and hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising Costs – Advertising costs are charged to expense as incurred. For 2014, 2013 and 2012, our continuing operations incurred advertising costs of $3.3 million, $4.1 million and $4.0 million, respectively. Advertising costs related to continuing operations are included in “Other expenses” in the accompanying consolidated statement of operations.
Equity-Based Compensation – Stock/unit-based compensation is accounted for at fair value based on the market price of the shares at the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/units.
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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2011 through 2014 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Issued Accounting Standards—In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Upon adoption of this standard in 2015, we will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. We will make the additional disclosures upon adoption. Upon adoption, we anticipate that the operations of sold hotel properties through the date of their disposal will be included in continuing operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
3. Investments in Hotel Properties
Investments in hotel properties consisted of the following (in thousands):

	December 31,
	2014	2013
Land	$358,514	$410,148
Buildings and improvements	2,125,656	2,071,811
Furniture, fixtures and equipment	211,777	166,193
Construction in progress	11,704	11,956
Condominium properties	12,065	12,442
Total cost	2,719,716	2,672,550
Accumulated depreciation	(591,105)	(508,161)
Investments in hotel properties, net	$2,128,611	$2,164,389
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $1.9 billion and $2.0 billion as of December 31, 2014 and 2013.
For the years ended December 31, 2014, 2013 and 2012, we recognized depreciation expense, including depreciation of assets under capital leases and discontinued hotel properties, of $110.6 million, $127.5 million and $136.0 million, respectively.
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
Acquisitions
On July 18, 2014, we acquired a 100% interest in the Ashton hotel in Fort Worth, Texas (“Ashton”) for total consideration of $8.0 million. The acquisition was funded with cash, and we subsequently borrowed $5.5 million, secured by a mortgage on the property. We allocated the assets acquired and liabilities assumed using the estimated fair value information based on a third party appraisal. We are in the process of evaluating property level working capital balances, which amount to a net liability of $66,000. This valuation is considered a Level 3 valuation technique.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$800
Buildings and improvements	6,687
Furniture, fixtures, and equipment	500
7,987
The results of operations of the hotel property have been included in our results of operations since July 18, 2014. For the year ended December 31, 2014, we have included total revenue of $1.3 million and net loss of $31,000 in our consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On July 31, 2014, to fund a portion of the acquisition of the Ashton hotel, we completed the financing of a $5.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 3.75% (with a .25% LIBOR floor) for the first 18 months and a fixed rate of 4.0% thereafter. The stated maturity is July 2019, with no extension options. The mortgage loan is secured by the Ashton hotel.
On August 6, 2014, we acquired a 100% interest in the Fremont Marriott Silicon Valley hotel in Fremont, California (“Fremont”) for total consideration of $50.0 million. The acquisition was funded with proceeds from a $37.5 million non-recourse mortgage loan and cash. We allocated the assets acquired and liabilities assumed using the estimated fair value information based on a third party appraisal. We are in the process of evaluating property level working capital balances, which amount to a net liability of $261,000. This valuation is considered a Level 3 valuation technique.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$5,800
Buildings and improvements	41,100
Furniture, fixtures, and equipment	3,100
50,000
The results of operations of the hotel property have been included in our results of operations since August 6, 2014. For the year ended December 31, 2014, we have included total revenue of $8.1 million and net income of $25,000 in our consolidated statements of operations.
On August 6, 2014, to fund a portion of the acquisition of the Fremont hotel, we completed the financing of a $37.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.20%. The stated maturity is August 2016, with three one-year extension options. The mortgage loan is secured by the Fremont Marriott Silicon Valley hotel.
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
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$56,900
Buildings and improvements	26,925
Furniture, fixtures, and equipment	6,100
89,925
Net other assets and liabilities	(1,691)
Total	$88,234
The results of operations of the hotel property have been included in our results of operations from May 14, 2013 through February 28, 2014. For the year ended December 31, 2013, we have included revenues of $11.5 million and net income of $2.7 million, in the consolidated statements of operations.
See Note 24 for pro forma financial information.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Notes Receivable
Our mezzanine loan, which is secured by the Ritz Carlton Key Biscayne, had an original face amount of $38.0 million, of which our initial investment was $33.0 million. This loan was restructured in 2010 with a cash payment of $20.2 million and a $4.0 million face value note receivable which matures in June 2017, with an interest rate of 6.09%. At December 31, 2014 and 2013, this mezzanine loan had a net carrying value of $3.6 million and $3.4 million, respectively, net of the balance in the valuation allowance of $7.5 million and $7.9 million, respectively. All required payments on this loan have been made and payments on this loan have been treated as a reduction of carrying values and the valuation allowance adjustments have been recorded as credits to impairment charges in accordance with applicable accounting guidance.
Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by the Four Seasons hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. In 2009, we recorded an impairment charge to fully reserve this note receivable. In May 2010, the senior mortgage lender foreclosed on the loan. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at December 31, 2014 and 2013.
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
5. Investment in Unconsolidated Entities
In March 2011, we acquired a 71.74% ownership interest in the PIM Highland JV and a $25.0 million preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions. Additionally, in March 2011, PIM Highland JV through a debt restructuring and consensual foreclosure, acquired a 28-hotel portfolio. We have determined that the PIM Highland JV is a variable interest entity as its total equity at risk was not sufficient to permit it to finance its activities without additional subordinated financial support provided by any parties, including its equity holders. Although we have the majority ownership interest and can exercise significant influence over the joint venture, we do not control the activities that most significantly impact the PIM Highland JV’s economic performance. All the major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs, incurring obligations and expenditures, are subject to the approval of an executive committee, which is comprised of four persons with us and our joint venture partner each designating two of those persons. As a result, we are not the primary beneficiary of PIM Highland JV and our investment in the joint venture is accounted for using the equity method. We had a carrying value of $144.8 million and $139.3 million at December 31, 2014 and 2013, respectively, and our maximum exposure of loss is limited to our investment in PIM Highland JV except as discussed below.
We executed a Letter Agreement (the “Agreement”) dated December 14, 2014, with PRISA III Investments, LLC, a Delaware limited liability company (“Seller”). The Agreement was approved by the investment committee of Prudential Real Estate Investors, the investment manager of Seller, and fully executed and delivered to us on December 15, 2014. Pursuant to the Agreement, we agreed to purchase and Seller agrees to sell (the “Transaction”) all of Seller’s right, title and interest in and to its approximately 28.26% interest in PIM Highland JV. Prior to the consummation of the Transaction, we own approximately 71.74% of PIM Highland JV and Seller owns approximately 28.26% of PIM Highland JV. After the consummation of the Transaction, we will own 100% of PIM Highland JV.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following tables summarize the condensed balance sheets as of December 31, 2014 and 2013 and the condensed statement of operations for the years ended December 31, 2014, 2013 and 2012 of the PIM Highland JV (in thousands):
PIM Highland JV
Condensed Consolidated Balance Sheets

	December 31,
	2014	2013
Total assets	$1,394,806	$1,390,782
Total liabilities	1,166,682	1,173,841
Members’ capital	228,124	216,941
Total liabilities and members’ capital	$1,394,806	$1,390,782
Our ownership interest in PIM Highland JV	$144,784	$139,302
PIM Highland JV
Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
Total revenue	$466,703	$426,760	$416,892
Total expenses	(391,779)	(385,133)	(377,453)
Operating income	74,924	41,627	39,439
Interest income and other	53	69	102
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	(59,456)	(64,316)	(63,497)
Other expenses	(44)	—	(72)
Income tax expense	(4,294)	(1,345)	(2,353)
Net income (loss)	$11,183	$(23,965)	$(26,381)
Our equity in earnings (loss) of PIM Highland JV	$5,482	$(19,392)	$(20,833)
On June 17, 2013, we announced that our Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime, a newly formed company into which we contributed the portfolio interests. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our common stockholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such stockholder as of the close of business on November 8, 2013. We had a 20% ownership interest in Ashford Prime OP at the time of the spin-off. Our ownership interest in Ashford Prime OP was 14.9% at December 31, 2014. In connection with the Ashford Prime Spin-off, we are still jointly and severally liable under certain carve-out guarantees and environmental indemnities associated with three loans. Ashford Prime has indemnified us in the case that any of these guarantees are ever called.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the condensed consolidated balance sheets as of December 31, 2014 and 2013 and the condensed consolidated and combined consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 of Ashford Prime as well as our equity in earnings (loss) since November 19, 2013 (in thousands):
Ashford Hospitality Prime Limited Partnership
Condensed Consolidated Balance Sheets

	December 31,
	2014	2013
Total assets	$1,229,508	$962,407
Total liabilities	805,510	659,280
Partners’ capital	423,998	303,127
Total liabilities and partners’ capital	$1,229,508	$962,407
Our ownership interest in Ashford Prime OP	$54,907	$56,243
Ashford Hospitality Prime Limited Partnership
Condensed Consolidated and Combined Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
Total revenue	$307,308	$233,496	$221,188
Total expenses	(263,558)	(214,086)	(189,382)
Operating income	43,750	19,410	31,806
Interest income	27	23	29
Interest expense and amortization and write-offs of loan costs	(39,031)	(34,982)	(31,244)
Unrealized loss on derivatives	(111)	(36)	—
Income tax expense	(1,097)	(2,343)	(4,384)
Net income (loss)	3,538	(17,928)	(3,793)
Income from consolidated entities attributable to noncontrolling interests	(1,103)	(934)	(752)
Net income (loss) attributable to Ashford Prime OP	$2,435	$(18,862)	$(4,545)
Our equity in earnings (loss) of Ashford Prime OP	$258	$(4,012)	$—
On February 27, 2014, we announced that our Board of Directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. The distribution was made on November 12, 2014. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock for the benefit of our common stockholders, which represents an approximate 30.1% ownership interest in Ashford Inc. at the time of the spin-off. In connection with the spin-off, we entered into a 20-year advisory agreement with Ashford Inc. The fair value of our ownership interest was $56.2 million at December 31, 2014.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the condensed consolidated and combined balance sheets as of December 31, 2014 and 2013 and the condensed combined consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 of Ashford Inc. as well as our equity in loss since November 13, 2014 (in thousands):
Ashford Inc.
Condensed Consolidated and Combined Balance Sheets

	December 31,
	2014	2013
Total assets	$49,230	$2,322
Total liabilities	33,912	8,081
Owner’s equity (deficit)	15,318	(5,759)
Total liabilities and owners’ equity (deficit)	$49,230	$2,322
Our ownership interest in Ashford Inc.	$7,099	$—
Ashford Inc.
Condensed Combined Consolidated and Combined Statements of Operations

	Year Ended December 31,
	2014	2013	2012
Total revenue	$17,288	$960	$—
Total expenses	(63,586)	(48,672)	(38,182)
Operating loss	(46,298)	(47,712)	(38,182)
Income tax expense	(783)	(7)	—
Net loss	(47,081)	(47,719)	(38,182)
Loss from consolidated entities attributable to noncontrolling interests	647	—	—
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	24	—	—
Net loss attributable to Ashford Inc.	$(46,410)	$(47,719)	$(38,182)
Our equity in loss of Ashford Inc.	$(3,245)	$—	$—
Additionally, as of December 31, 2014 and 2013, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.
6. Assets Held for Sale and Discontinued Operations
In November 2014, we completed the sale of the Homewood Suites hotel in Mobile, Alabama. The operating results of this hotel are reported as discontinued operations for all periods presented.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table presents our hotel properties measured at fair value aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at December 31, 2014, 2013 and 2012, and related impairment charges recorded (in thousands):

	Level 1	Level 2	Level 3	Total	Impairment Charges
2012
Hilton Tucson, AZ	—	—	—	—	$4,120	(1)
_________________________

(1)	The impairment charge was taken in the quarter ended June 30, 2012, based on its estimated fair value of $19.7 million which we considered to be a level 3 fair value measure.
The following table summarizes the operating results of the discontinued operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Hotel revenues	$2,479	$2,733	$32,347
Hotel operating expenses	(1,678)	(1,791)	(29,480)
Operating income	801	942	2,867
Property taxes, insurance and other	(109)	(130)	(1,708)
Depreciation and amortization	(278)	(306)	(2,956)
Impairment charge	—	—	(4,120)
Gain (loss) on disposal/sales of properties	(49)	—	4,486
Interest expense and amortization of loan costs	(332)	(604)	(1,921)
Write-off of loan costs and exit fees	—	—	(119)
Income (loss) from discontinued operations before income taxes	33	(98)	(3,471)
Income tax benefit	—	—	23
Income (loss) from discontinued operations	33	(98)	(3,448)
(Income) loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	(4)	12	419
Income (loss) from discontinued operations attributable to the Company	$29	$(86)	$(3,029)
7. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2014	2013
Deferred loan costs	$22,131	$27,049
Deferred franchise fees	3,168	4,037
Total costs	25,299	31,086
Accumulated amortization	(12,711)	(20,931)
Deferred costs, net	$12,588	$10,155

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Indebtedness
Indebtedness of our continuing operations and the carrying values of related collateral were as follows at December 31, 2014 and 2013 (in thousands):

				December 31, 2014		December 31, 2013
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (5)	5 hotels	March 2014	LIBOR (1) + 4.50%	$—	$—	$164,433	$213,501
Mortgage loan (7)	1 hotel	May 2014	8.32%	—	—	5,075	8,994
Senior credit facility (4)	Various	September 2014	LIBOR (1) + 2.75% to 3.50%	—	—	—	—
Mortgage loan (10)	5 hotels	November 2015	Greater of 6.40% or LIBOR (1) + 6.15%	211,000	308,427	211,000	313,202
Mortgage loan (8)	8 hotels	December 2014	5.75%	—	—	102,348	82,314
Mortgage loan (6) (8)	9 hotels	May 2015	LIBOR (1) + 6.50%	—	—	135,000	193,016
Mortgage loan	10 hotels	July 2015	5.22%	145,278	177,769	148,991	170,897
Mortgage loan (3)	1 hotel	September 2015	LIBOR (1) + 4.90%	—	—	69,000	88,836
Mortgage loan	8 hotels	December 2015	5.70%	92,772	75,959	94,899	77,733
Mortgage loan	5 hotels	February 2016	5.53%	105,164	128,380	107,737	127,073
Mortgage loan (8)	5 hotels	February 2016	5.53%	—	—	89,347	96,248
Mortgage loan	5 hotels	February 2016	5.53%	75,546	100,203	77,394	102,629
Mortgage loan (5)	5 hotels	February 2016	LIBOR (1) + 4.75%	200,000	210,974	—	—
Mortgage loan (2) (8)	7 hotels	August 2016	LIBOR (1) + 4.35%	301,000	190,072	—	—
Mortgage loan (2) (8)	5 hotels	August 2016	LIBOR (1) + 4.38%	62,900	99,539	—	—
Mortgage loan (2)	1 hotel	August 2016	LIBOR (1) + 4.20%	37,500	48,926	—	—
Mortgage loan	5 hotels	April 2017	5.95%	111,869	123,891	113,343	125,913
Mortgage loan	5 hotels	April 2017	5.95%	100,552	116,132	101,878	113,256
Mortgage loan	5 hotels	April 2017	5.95%	153,002	155,234	155,019	155,429
Mortgage loan	7 hotels	April 2017	5.95%	122,384	146,209	123,997	142,980
Mortgage loan (9)	1 hotel	July 2019	LIBOR (1) + 3.75%	5,525	7,742	—	—
Mortgage loan	1 hotel	November 2020	6.26%	99,780	112,278	101,268	113,927
Mortgage loan	1 hotel	January 2024	5.49%	10,673	16,460	10,800	17,223
Mortgage loan	1 hotel	January 2024	5.49%	7,313	9,161	7,400	8,624
Mortgage loan (7)	1 hotel	May 2024	4.99%	6,845	8,525	—	—
Mortgage loan (8)	3 hotels	August 2024	5.20%	67,520	47,706	—	—
Mortgage loan (8)	2 hotels	August 2024	4.85%	12,500	9,698	—	—
Mortgage loan (8)	3 hotels	August 2024	4.90%	24,980	16,132	—	—
Total				$1,954,103	$2,109,417	$1,818,929	$2,151,795
____________________________________
(1) LIBOR rates were 0.171% and 0.168% at December 31, 2014 and 2013, respectively.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On August 6, 2014, to fund a portion of the acquisition of the Fremont Marriott Silicon Valley hotel, we completed the financing of a $37.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.20%. The stated maturity is August 2016, with three one-year extension options. The mortgage loan is secured by the Fremont Marriott Silicon Valley hotel.
On July 31, 2014, to fund a portion of the acquisition of the Ashton hotel, we completed the financing of a $5.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 3.75% (with a .25% LIBOR floor) for the first 18 months and a fixed rate of 4.0% thereafter. The stated maturity is July 2019, with no extension options. The mortgage loan is secured by the Ashton hotel.
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
On September 10, 2013, we completed the financing for a $69.0 million loan due September 2015 and secured by the Pier House Resort. The new financing has a two-year term and three, one-year extension options with no test requirements for the first two extensions. The loan provides for a floating interest rate of LIBOR + 4.90%, with no LIBOR Floor. The loan proceeds, net of closing costs and reserves, were added to our unrestricted cash balance.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities and scheduled amortizations of indebtedness of our continuing operations as of December 31, 2014 for each of the five following years are as follows (in thousands):

2015	$461,876
2016	749,951
2017	477,449
2018	3,854
2019	46,720
Thereafter	214,253
Total	$1,954,103
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in us being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. The assets of certain of our subsidiaries listed on Exhibit 21.2 of this filing are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or AHLP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or AHLP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of December 31, 2014, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
9. Derivative Instruments and Hedging
Interest Rate Derivatives – We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our debt as a way to potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. The interest rate derivatives currently include interest rate caps. These derivatives are subject to master netting settlement arrangements. To mitigate the nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.
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
During 2014, 2013 and 2012, we entered into interest rate caps with total notional amounts of $947.1 million, $268.9 million and $346.0 million, respectively, to cap the interest rates on our mortgage loans with maturities between May 2012 and August 2016, and strike rates between 1.50% and 6.25%, for total costs of $666,000, $184,000 and $184,000, respectively. These interest rate caps were designated as cash flow hedges, excluding two interest rate caps entered into in 2012 with a notional amount of $211.0 million and all the interest rate caps entered into in 2014 and 2013. At December 31, 2014 and 2013, our floating interest rate mortgage loans, with principal balances of $812.4 million and $280.0 million, respectively, were capped by interest rate hedges. One interest rate cap entered into in 2013 with a notional amount of $199.9 million was transferred to Ashford Prime in connection with the previously discussed spin-off.
The cost basis of interest rate derivatives for federal income tax purposes was approximately $610,000 and $181,000 as of December 31, 2014 and 2013.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Default Swap Derivatives – In August 2011, we entered into credit default swap transactions for a notional amount of $100.0 million to hedge financial and capital market risk for an upfront cost of $8.2 million that was subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $8.5 million. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in market value is over $250,000. The net carrying value of our credit default swaps was a liability of $184,000 and $73,000 as of December 31, 2014 and 2013, respectively, which are included in “Liabilities associated with marketable securities and other”, respectively, in the consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012, we have recognized an unrealized loss of $616,000, $1.9 million and $3.9 million, respectively, that is included in “Unrealized loss on derivatives” in the consolidated statements of operations.
Marketable Securities and Liabilities Associated with Marketable Securities and Other – We invest in public securities, including stocks and put and call options, which are considered derivatives. At December 31, 2014, we had investments in these derivatives totaling $654,000 and liabilities of $997,000. At December 31, 2013, we had investments in these derivatives totaling $560,000 and liabilities of $561,000.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2014, the LIBOR interest rate forward curve (the Level 2 inputs) assumed an uptrend from 0.17% to 0.89% for the remaining term of our derivatives. The credit spreads (the Level 3 inputs) used in determining the fair values of the hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting (4)	Total
December 31, 2014:
Assets
Derivative assets:
Interest rate derivatives – non-hedge	$—	$182	$—	$—	$182	(1)
Equity put and call options	654	—	—	—	654	(2)
Non-derivative assets:
Equity securities	62,563	—	—	—	62,563	(2)
Total	63,217	182	—	—	63,399
Liabilities
Derivative liabilities:
Credit default swaps	—	379	—	(563)	(184)	(3)
Short equity put options	(216)	—	—	—	(216)	(3)
Short equity call options	(781)	—	—	—	(781)	(3)
Non-derivative liabilities:
Short equity securities	(17)	—	—	—	(17)	(3)
Margin account balance	(5,003)	—	—	—	(5,003)	(3)
Total	(6,017)	379	—	(563)	(6,201)
Net	$57,200	$561	$—	$(563)	$57,198

December 31, 2013:
Assets
Derivative assets:
Interest rate derivatives – non-hedge	$—	$19	$—	$—	$19	(1)
Equity put and call options	560	—	—	—	560	(2)
Non-derivative assets:
Equity securities	29,041	—	—	—	29,041	(2)
Total	29,601	19	—	—	29,620
Liabilities
Derivative liabilities:
Credit default swaps	—	995	—	(1,068)	(73)	(3)
Short equity put options	(82)	—	—	—	(82)	(3)
Short equity call options	(479)	—	—	—	(479)	(3)
Non-derivative liabilities:
Margin account balance	(3,130)	—	—	—	(3,130)	(3)
Total	(3,691)	995	—	(1,068)	(3,764)
Net	$25,910	$1,014	$—	$(1,068)	$25,856
_________________________

(1)	Reported net as “Derivative assets, net” in the consolidated balance sheets.

(2)	Reported as “Marketable securities” in the consolidated balance sheets.

(3)	Reported as “Liabilities associated with marketable securities and other” in the consolidated balance sheets.

(4)	Represents cash collateral posted by our counterparty.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statement of operations (in thousands):

													Reclassified from
	Gain or (Loss) Recognized in Income						Interest Savings or (Cost) Recognized in Income						Accumulated OCI into Interest Expense
	Year Ended December 31,						Year Ended December 31,						Year Ended December 31,
	2014		2013		2012		2014		2013		2012		2014	2013	2012
Assets
Derivative assets:
Interest rate derivatives	$(484)		$(10,778)		$(48,827)		$—		$10,639		$54,199		$100	$101	$32
Credit default swaps	—		—		(4,014)		—		—		—		—	—	—
Equity call options and other	(3,942)		(1,388)		(3,644)		—		—		—		—	—	—
	(4,426)		(12,166)		(56,485)		—		10,639		54,199		100	101	32
Non-derivative assets:
Equity and US treasury securities	7,932		5,779		3,341		—		—		—		—	—	—
Total	3,506		(6,387)		(53,144)		—		10,639		54,199		100	101	32
Liabilities
Derivative liabilities:
Interest rate derivatives	—		4,400		17,091		—		(4,424)		(22,159)		—	—	—
Credit default swaps	(699)		(2,025)		—		—		—		—		—	—	—
Short equity put options	1,111		(138)		1,610		—		—		—		—	—	—
Short equity call options	429		(274)		393		—		—		—		—	—	—
Total	841		1,963		19,094		—		(4,424)		(22,159)		—	—	—
Non-derivative liabilities:
Short equity securities	—		—		64		—		—		—		—	—	—
Total	841		1,963		19,158		—		(4,424)		(22,159)		—	—	—
Net	$4,347		$(4,424)		$(33,986)		$—		$6,215		$32,040		$100	$101	$32
Total combined
Interest rate derivatives	$(484)		$(6,378)		$(31,736)		$—		$6,215		$32,040		$100	$101	$32
Credit default swaps	(616)		(1,937)		(3,921)		—		—		—		—	—	—
Total derivatives	(1,100)	(1)	(8,315)	(1)	(35,657)	(1)	—	(2)	6,215	(2)	32,040	(2)	100	101	32
Unrealized gain (loss) on marketable securities	(332)	(3)	5,115	(3)	2,502	(3)	—		—		—		—	—	—
Realized loss on marketable securities	5,779	(2) (4)	(1,224)	(2) (4)	(831)	(2) (4)	—		—		—		—	—	—
Net	$4,347		$(4,424)		$(33,986)		$—		$6,215		$32,040		$100	$101	$32
_________________________

(1)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(2)	Included in “Other income” in the consolidated statements of operations.

(3)	Reported as “Unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

(4)	Includes costs of $83, $88 and $93, respectively in 2014, 2013 and 2012 associated with credit default swaps.
There was no change in fair value of our interest rate derivatives that were recognized in other comprehensive income (loss) for the twelve months ended December 31, 2014. In 2013 and 2012, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income (loss) totaled $(3,000) and $(144,000), respectively.
During the next twelve months, we expect no accumulated comprehensive income (loss) will be reclassified to interest expense.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Summary of Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value on a Recurring basis
The carrying amounts and estimated fair values of financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Marketable securities	$63,217	$63,217	$29,601	$29,601
Derivative assets	182	182	19	19
Liabilities associated with marketable securities and other	6,201	6,201	3,764	3,764
Marketable securities. Marketable securities consist of public equity securities and equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet date. See Notes 2, 9, and 10 for a complete description of the methodology and assumptions utilized in determining the fair values.
Derivative assets and Liabilities associated with marketable securities and other. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of Ashford and the counterparties. Fair value of the credit default swap derivatives is obtained from a third party who publishes the CMBX index composition and price data. Liabilities associated with marketable securities and other consists of a margin account balance, short public equity securities and short equity put and call options. Fair value is determined based on the quoted market closing prices at the balance sheet date. See Notes 2, 9, and 10 for a complete description of the methodology and assumptions utilized in determining the fair values.
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

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets not measured at fair value:
Cash and cash equivalents	$215,063	$215,063	$128,780	$128,780
Restricted cash	85,830	85,830	61,498	61,498
Accounts receivable	22,399	22,399	21,791	21,791
Notes receivable	3,553	3,049 to 3,370	3,384	2,800 to 3,094
Due from affiliates	3,473	3,473	1,302	1,302
Due from Ashford Prime OP, net	896	896	13,042	13,042
Due from third-party hotel managers	12,241	12,241	33,728	33,728

Financial liabilities not measured at fair value:
Indebtedness of continuing operations	$1,954,103	$1,905,801 to $2,106,413	$1,818,929	$1,786,651 to $1,974,714
Accounts payable and accrued expenses	71,118	71,118	70,683	70,683
Dividends payable	21,889	21,889	20,735	20,735
Due to Ashford Inc., net	8,202	8,202	—	—
Due to related party, net	1,867	1,867	270	270
Due to third-party hotel managers	1,640	1,640	958	958

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, accounts payable and accrued expenses, dividends payable, due to/from related party, due to/from affiliates, due to/from Ashford Prime OP, Due to/from Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Notes receivable. Fair value of the notes receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity we had to rely on our internal analysis of what we believe a willing buyer would pay for these notes at December 31, 2014 and 2013. We estimated the fair value of the notes receivable to be approximately 14.2% to 5.2% lower than the carrying value of $3.6 million at December 31, 2014, and approximately 17.3% to 8.6% lower than the carrying value of $3.4 million at December 31, 2013. This is considered a Level 2 valuation technique.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the December 31, 2014 and 2013 indebtedness valuations, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of total indebtedness to be approximately 97.5% to 107.8% of the carrying value of $2.0 billion at December 31, 2014 and approximately 98.2% to 108.6% of the carrying value of $1.8 billion at December 31, 2013. This is considered a Level 2 valuation technique.
12. Commitments and Contingencies
Restricted Cash – Under certain management and debt agreements for our hotel properties existing at December 31, 2014, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees – Under franchise agreements for our hotel properties existing at December 31, 2014, we pay franchisor royalty fees between 4% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 5% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2015 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
For the years ended December 31, 2014, 2013 and 2012, our continuing operations incurred franchise fees of $37.4 million, $32.0 million and $28.9 million, respectively, which are included in other expenses in the accompanying consolidated statements of operations.
Management Fees – Under management agreements for our hotel properties existing at December 31, 2014, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2015 through 2032, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases – We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2084, including two ground leases related to our hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2014, 2013 and 2012, our continuing operations recognized rent expense of $1.5 million, $4.5 million and $4.7 million, respectively, which included contingent rent of $712,000, $898,000 and $1.4 million, respectively. Rent expense related to continuing operations is included in other expenses in the consolidated statements of operations. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

2015	$871
2016	747
2017	633
2018	549
2019	531
Thereafter	32,931
Total	$36,262
At December 31, 2014, we had capital commitments of $46.6 million relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. The landlord is preparing various post trial motions. A final judgment was entered and the landlord has filed a notice of appeal. As a result of the jury verdict, we have recorded pre-judgement interest of $707,000 for the year ended December 31, 2014. During October 2014, there was a hearing held regarding the plaintiff’s motion to recover legal fees. The court ruled that as the prevailing party, the plaintiff was entitled to recover legal fees. As of the year ended December 31, 2014, an accrual of $400,000 has been made as a reasonable estimate of loss related to legal fees. Total expense was $11.9 million for the year ended December 31, 2014. The charge is included in other expenses in the consolidated statements of operations for the year ended December 31, 2014.
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
Income Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2011 through 2014 remain subject to potential examination by certain federal and state taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In June 2012, the IRS completed audits of the same TRS and our REIT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS did not propose any adjustments to the TRS or the REIT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both the REIT and the TRS. The REIT adjustment was for $3.3 million of U.S. federal excise taxes and represented the amount by which the IRS asserted that the rent charged to the TRS was greater than the arms’ length rate pursuant to IRC Section 482. The TRS adjustment was for $1.6 million of additional income which would have resulted in approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The TRS adjustment represented the IRS’ imputation of compensation to the TRS under IRC Section 482 for agreeing to be a party to the lessor entity’s bank loan agreement. We owned a 75% interest in the lessor entity through November 19, 2013, when our interest was contributed to Ashford Prime in connection with the November 19, 2013 spin-off. We strongly disagreed with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, we believe the IRS misinterpreted certain terms of the lease, third party hotel management agreements, and bank loan agreements. We appealed our cases to the IRS Appeals Office and the IRS assigned the same Appeals team that oversaw our 2007 cases to our 2008 cases. Our representatives attended Appeals conferences for the 2008 cases in August 2013 and in February, April and May of 2014. In August 2014, we reached a final settlement with the IRS Appeals Office resolving all issues that arose in the 2008 audits of the TRS and the REIT. In connection with this settlement, we agreed to an adjustment to reduce the TRS rent expense and thereby increase the TRS’s taxable income by $660,000. However, due to net operating losses available for utilization by the TRS in the 2008 tax year and the expiration of the statute of limitations for the 2009 TRS tax year, the IRS Appeals Office issued “no-change letters” for the TRS and the REIT indicating that the examinations resulted in no deficiencies. The statute of limitations for IRS assessments relating to the 2008 tax returns expired on December 31, 2014.
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
Potential Pension Liabilities – Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, that Remington Lodging’s withdrawal of recognition was unlawful. Pending the final determination of the NLRB complaint, including appeals, the pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that (a) Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement, and (b) if the withdrawal of recognition is ultimately deemed lawful, Remington Lodging will have an unfunded pension liability equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability shall be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability shall be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of the twenty-(20)-year capped period, unless Remington Lodging elects to pay the unfunded pension liability amount earlier. We agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to the Class B units. Class B common units have a fixed dividend rate of 6.82% in years one to three and 7.2% thereafter, and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B units, all other outstanding units represent common units. Beginning one year after issuance, each common unit of limited partnership interest (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, up to one share of our common stock. Beginning ten years after issuance, each Class B unit may be converted into a common unit at either party’s discretion. As a result of the Ashford Inc. spin-off, holders of our common stock were distributed one share of Ashford Inc. common stock for every 87 shares of our common stock, while our unit holders received one common unit of the operating limited liability company subsidiary of Ashford Inc. for each common unit of our operating partnership the holder held, and such holder then had the opportunity to exchange up to 99% of those units for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 common units. Following the spin-off, we continue to hold 598,000 shares of Ashford Inc. common stock for the benefit of our common stockholders. Each common unit is worth approximately 94% of one share of our common stock at December 31, 2014.
LTIP units, which are issued to certain executives and employees as compensation, have vesting periods ranging from three to five years. Additionally, certain independent members of the Board of Directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which then can be redeemed for cash or, at our election, settled in our common stock. For the years ended December 31, 2014, 2013 and 2012, we issued 1.0 million, 1.4 million and 1.3 million LTIP units, respectively, with grant date fair values of $11.0 million, $16.4 million and $11.2 million, respectively. During 2014, 2013 and 2012, respectively, 1.6 million, 1.6 million and 1.4 million LTIP units vested. There were no forfeitures in 2014, 2013 and 2012. As of December 31, 2014, we have issued 8.0 million LTIP units, of which all but 921,000 units issued in February 2014, had reached full economic parity with the common units and are convertible into common partnership units. During 2014, 2.0 million LTIP units were converted to common units, leaving 2.8 million outstanding LTIP units. All LTIP units issued had an aggregate value of $79.9 million at the date of grant which was amortized over their respective vesting periods through November 12, 2014. Compensation expense of $16.4 million, $19.0 million and $14.8 million was recognized for 2014, 2013 and 2012, respectively. In connection with the Ashford Inc. spin-off, all unvested LTIP units were transferred to Ashford Inc., in accordance with the applicable accounting guidance as all of Ashford Trust’s employees became employees of Ashford Inc. As a result no equity-based compensation expense was recorded subsequent to November 12, 2014.
During 2014, 160,000 operating partnership units with a fair value of $1.8 million were converted to common shares at our election. Also during 2014, 2,000 operating partnership units with a fair value of $19,000 were redeemed for cash at our election. For 2013 and 2012, no operating partnership units were presented for redemption or converted to shares of our common stock.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of December 31, 2014 and 2013 were $177.1 million and $134.2 million, which represented ownership of 13.01% and 12.72% in our operating partnership, respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2014 and 2013 had adjustments of $169.3 million and $123.3 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. The carrying value of the redeemable noncontrolling interests at December 31, 2013 also reflected reclassifications of $5.3 million to equity of the historical accumulated costs of unvested LTIP units. As a result of the Ashford Inc. spin-off and the transfer of the employees from Ashford Trust to Ashford Inc., there is no longer a reclassification to equity of the historical accumulated costs of unvested LTIP units. For 2014, 2013 and 2012, we allocated net loss of $6.4 million, $8.2 million and $9.3 million to these redeemable noncontrolling interests, respectively. We declared cash distributions to operating partnership units of $10.7 million, $10.3 million and $9.1 million for the years ended December 31, 2014, 2013 and 2012 respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity of the operating partnership units is as follow (in thousands):

	Year Ended December 31,
	2014	2013	2012
Units outstanding at beginning of year	18,991	17,611	16,317
Units issued	1,007	1,380	1,294
Units redeemed for cash of $19 in 2014	(2)	—	—
Units converted to common shares	(160)	—	—
Units outstanding at end of year	19,836	18,991	17,611
Units convertible/redeemable at end of year	17,068	15,918	14,305

14. Equity
Equity Offering – On April 8, 2014, we commenced a follow-on public offering of 7.5 million shares of common stock at $10.70 per share for gross proceeds of $80.3 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $76.8 million. The offering settled on April 14, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.125 million shares of common stock. On May 9, 2014, the underwriters partially exercised their option and purchased an additional 850,000 shares of our common stock at a price of $10.70 per share less the underwriting discount resulting in additional net proceeds of approximately $8.7 million. As a result of this offering, 8.4 million shares were reissued from treasury stock during 2014.
On June 20, 2013, we commenced a follow-on public offering of 11.0 million shares of common stock at $12.00 per share for gross proceeds of $132.0 million. The aggregate proceeds net of underwriting discount and other expenses were approximately $125.9 million. The offering settled on June 26, 2013. We granted the underwriters a 30-day option to purchase up to an additional 1.65 million shares of common stock. On July 24, 2013, the underwriters partially exercised their option and purchased an additional 1.25 million shares of our common stock at a price of $12.00 per share less the underwriting discount resulting in additional net proceeds of approximately $14.2 million. As a result of this offering, 12.3 million shares were reissued from treasury stock during 2013.
At December 31, 2014 and 2013, there were 124.9 million shares of common stock issued, and 89.4 million and 80.6 million shares outstanding, respectively.
At-the-Market Preferred Stock Offering – In September 2011, we entered into an ATM program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. While the ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached, it is not available until such time that a new prospectus is filed. Through December 31, 2014, we issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the years ended December 31, 2014 and 2013, no shares were issued.
Stock Repurchases – Beginning in November 2007, our Board of Directors has authorized management to purchase our common shares from time to time on the open market and in December 2008, we completed all of the $125.0 million repurchases authorized in 2007 and 2008. In January 2009, the Board of Directors approved an additional $200.0 million authorization under the same repurchase plan (excluding fees, commissions and all other ancillary expenses) and expanded the plan to include: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. In February 2010, the Board of Directors expanded the repurchase program further to include the potential repurchase of units of our operating partnership. As of June 2010, we ceased all repurchases under this plan indefinitely. In September 2011, our Board of Directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in our repurchase plan authority from $58.4 million to $200.0 million (excluding fees, commissions and all other ancillary expenses). Under this plan, the board has authorized: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and/or (ii) discounted purchases of our outstanding debt obligations, including debt secured by our hotel assets. We intend to fund any repurchases or discounted debt purchases with the net proceeds from asset sales, cash flow from operations, existing cash on the balance sheet, and other sources. For the years ended December 31, 2014, 2013 and 2012, no shares of our common or preferred stock have been repurchased under the share repurchase program since its reinstatement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, we acquired 41,198 shares, 32,855 shares and 55,005 shares of our common stock in 2014, 2013 and 2012, respectively, to satisfy employees’ statutory minimum federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
Preferred Stock – In accordance with Ashford’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series A cumulative preferred stock, Series D cumulative preferred stock, and Series E cumulative preferred stock.
Series A Preferred Stock. At December 31, 2014 and 2013, we had 1.7 million shares of 8.55% Series A cumulative preferred stock outstanding. Series A preferred stock has no maturity date, and we are not required to redeem these shares at any time. After September 22, 2009, Series A preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, Series A preferred stock holders have no voting rights.
Series D Preferred Stock. At December 31, 2014 and 2013, we had 9.5 million shares of 8.45% Series D cumulative preferred stock outstanding. Series D preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to July 18, 2012, Series D preferred stock was not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event the Series D stock ceases to be listed on an exchange and we cease to be subject to the reporting requirements of the Securities Exchange Act, as described in Ashford’s charter. However, on and after July 18, 2012, Series D preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1125 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D preferred stock holders have no voting rights.
Series E Preferred Stock. At December 31, 2014 and 2013, we had 4.6 million shares of our 9.00% Series E cumulative preferred stock outstanding. The Series E preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to April 18, 2016, Series E preferred stock is not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event a change of control occurs. If we choose not to redeem the Series E shares upon a change of control, each holder of Series E preferred stock can convert their shares into shares of our common stock based on a formula specified in the agreement. However, on and after April 18, 2016, Series E preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series E preferred stock quarterly dividends are set at the rate of 9.00% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.25 per share). In general, Series E preferred stock holders have no voting rights.
Dividends – A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Common stock related:
Common shares	$41,894	$37,054	$29,993
Preferred stocks:
Series A preferred stock	3,542	3,542	3,516
Series D preferred stock	20,002	20,002	19,869
Series E preferred stock	10,418	10,418	10,417
Total dividends declared	$75,856	$71,016	$63,795

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Noncontrolling Interests in Consolidated Entitiess—Our noncontrolling entity partner, had an ownership interest of 15% in two hotel properties and a total carrying value of $800,000 and $1.0 million at December 31, 2014 and December 31, 2013, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Through November 19, 2013, we held a 75% ownership interest in two hotel properties in which our partner held a 25% ownership interest. These two hotel properties were contributed to Ashford Prime in connection with the Ashford Prime spin-off. Noncontrolling interests in consolidated entities were allocated losses of $406,000 for the year ended December 31, 2014, and income of $908,000 and $868,000 for the years ended December 31, 2013 and 2012, respectively, which includes the results of the two spun-off properties through November 18, 2013.
15. Impairment Charges
Notes Receivable – In February 2010, the mezzanine loan secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, with a principal amount of $38.0 million and a net carrying value of $23.0 million at December 31, 2009 was restructured. In connection with the restructuring, we received a cash payment of $20.2 million and a $4.0 million note receivable. We recorded a net impairment charge of $10.7 million in 2009 on the original mezzanine loan. The restructured note bears an interest rate of 6.09% and matures in June 2017 with interest only payments through maturity. The note was recorded at its net present value of $3.0 million at restructuring, based on its future cash flows. The interest payments are recorded as reductions of the principal of the note receivable, and the valuation adjustments to the net carrying amount of this note are recorded as a credit to impairment charges.
The following table summarizes the changes in allowance for losses for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance at beginning of period	$7,937	$8,333	$8,711
Impairment charges	—	—	—
Valuation adjustments (credits to impairment charges)	(415)	(396)	(378)
Charge-offs	—	—	—
Balance at end of period	$7,522	$7,937	$8,333
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
Principal and interest payments were not made since October 2008, on the $18.2 million junior participation note receivable secured by the Four Seasons hotel property in Nevis. The underlying hotel property suffered significant damage by Hurricane Omar. We discontinued recording interest on this note beginning in October 2008. In 2009, we recorded an impairment charge to fully reserve this note receivable. In May 2010, the senior mortgage lender foreclosed on the loan. As a result of the foreclosure, our interest in the senior mortgage was converted to a 14.4% subordinate beneficial interest in the equity of the trust that holds the hotel property. Due to our junior status in the trust, we have not recorded any value for our beneficial interest at December 31, 2014 and 2013.
Discontinued Operations – As fully discussed in Note 6, we recorded an impairment charge on one hotel property included in discontinued operations of $4.1 million in 2012 to write down that property to its estimated fair value less cost to sell.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Stock-Based Compensation
Under the Amended and Restated 2011 Stock Incentive Plan approved by stockholders, we are authorized to grant 11.5 million restricted shares of our common stock as incentive stock awards. At December 31, 2014, 5.9 million shares were available for future issuance under the Amended and Restated 2011 Stock Incentive Plan. A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2014		2013		2012
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	418	$10.55	487	$9.15	900	$6.14
Restricted shares granted	423	11.04	198	11.87	204	8.87
Restricted shares vested	(228)	10.47	(266)	8.97	(586)	4.44
Restricted shares forfeited	(18)	11.07	(1)	9.81	(31)	9.13
Outstanding at end of year	595	10.92	418	10.55	487	9.15
At December 31, 2014, the outstanding restricted stock had vesting schedules between January 2015 and February 2017. Stock-based compensation expense of $2.8 million, $2.3 million and $2.7 million was recognized for the years ended December 31, 2014, 2013 and 2012, respectively. The restricted stock that vested during 2014 had a fair value of $2.5 million at the date of vesting. In connection with the Ashford Inc. spin-off, all unvested restricted stock was transferred to Ashford Inc., in accordance with the applicable accounting guidance as all of Ashford Trust’s employees became employees of Ashford Inc. As a result, no equity-based compensation expense was recorded subsequent to November 12, 2014.
17. Employee Benefit Plans
401(k) Plan – Effective January 1, 2006, we established our 401(k) Plan, a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute subject to IRS imposed limitations, to various investment funds. We make matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. Participant contributions vest immediately whereas company matches vest 25% annually. For the years ended December 31, 2014, 2013 and 2012, we incurred matching expense of $260,000, $211,000, and $211,000, respectively. In connection with spin-off of Ashford Inc. on November 12, 2014, the 401(k) Plan will now be administered by Ashford Inc.
Employee Savings and Incentive Plan (ESIP) – Our ESIP, a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. We match 25% of the first 10% each employee contributes. Matches are only made for employees not participating in the 401(k) Plan. Employee contributions vest immediately whereas company contributions vest 25% annually. For the years ended December 31, 2014, 2013 and 2012, we incurred matching expenses of $13,000, $70,000 and $4,000, respectively. In connection with spin-off of Ashford Inc. on November 12, 2014, the ESIP will now be administered by Ashford Inc.
Deferred Compensation Plan – Effective January 1, 2008, we established a nonqualified deferred compensation plan for certain executive officers. The plan allows participants to defer up to 100% of their base salary, bonus and stock awards and select an investment fund for measurement of the deferred compensation liability. Included in the 44.3 million shares of treasury stock at December 31, 2013, were 1.5 million shares under a deferred compensation plan that would be settled in our shares. In connection with the spin-off of Ashford Inc., the $11.5 million of deferred compensation obligation included in additional paid-in-capital was transferred to Ashford Inc. There was no balance for deferred compensation liability at December 31, 2014. During 2013, we recorded stock-based compensation expense of $4.3 million, included in “Corporate, general and administrative” expense, as a result of modifications to the deferred compensation plan in connection with the Ashford Prime spin-off in which plan participants were granted additional shares of our stock.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
At December 31, 2014, all of our 87 legacy hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income of $17.3 million, $22.6 million and $31.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table reconciles the income tax expense at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax expense at federal statutory income tax rate of 35%	$(6,041)	$(7,907)	$(11,508)
State income tax expense, net of federal income tax benefit	(528)	(469)	(2,710)
Permanent differences	(558)	(761)	(607)
State and local income tax (expense) benefit on pass-through entity subsidiaries	(19)	(34)	10
Gross receipts and margin taxes	(700)	(631)	(749)
Interest and penalties	(10)	(20)	(18)
Valuation allowance	6,590	8,311	13,207
Income tax expense for income from continuing operations	(1,266)	(1,511)	(2,375)
Income tax benefit for income from discontinued operations	—	—	23
Income tax expense for gain on sale of hotel property	(12)	—	—
Total income tax expense	$(1,278)	$(1,511)	$(2,352)
The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(416)	$(919)	$(1,537)
State	(721)	(684)	(757)
Total current	(1,137)	(1,603)	(2,294)
Deferred:
Federal	—	157	7
State	(129)	(65)	(88)
Total deferred	(129)	92	(81)
Total income tax expense	$(1,266)	$(1,511)	$(2,375)
For the years ended December 31, 2014, 2013 and 2012 income tax expense includes interest and penalties paid to taxing authorities of $10,000, $20,000 and $18,000, respectively. At December 31, 2014 and 2013, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2014 and 2013, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2014	2013
Allowance for doubtful accounts	$94	$94
Unearned income	317	344
Unfavorable management contract liability	2,088	2,838
Federal and state net operating losses	25,046	31,360
Accrued expenses	1,310	1,350
Prepaid expenses	(4,046)	(4,391)
Alternative minimum tax credit	1,347	972
Tax property basis less than book basis	(2,031)	(2,175)
Tax derivatives basis greater than book basis	3,042	2,787
Deferred gain	1,757	1,685
Other	411	282
Deferred tax asset	29,335	35,146
Valuation allowance	(29,335)	(35,146)
Net deferred tax asset	$—	$—
At December 31, 2014 and 2013, we recorded a valuation allowance of $29.3 million and $35.1 million, respectively, to fully reserve our deferred tax asset. As a result of consolidated losses in 2014, 2013 and 2012, and the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our deferred tax asset will not be realized, and therefore, have provided a valuation allowance to reserve against the balances. At December 31, 2014, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $65.4 million, which begin to expire in 2022, and are available to offset future taxable income, if any, through 2032. Approximately $10.6 million of the $65.4 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use. At December 31, 2014, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $322.7 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2034.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$35,146	$45,398	$58,081
Additions charged to other	1,855	4,315	4,481
Deductions	(7,666)	(14,567)	(17,164)
Balance at end of year	$29,335	$35,146	$45,398

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Loss attributable to common stockholders – Basic and diluted:
Income (loss) from continuing operations attributable to the Company	$(31,430)	$(41,197)	$(50,751)
Less: Dividends on preferred stocks	(33,962)	(33,962)	(33,802)
Less: Dividends on common stock	(41,592)	(36,841)	(29,724)
Less: Dividends on unvested restricted shares	(302)	(213)	(269)
Undistributed loss from continuing operations allocated to common stockholders	(107,286)	(112,213)	(114,546)
Add back: Dividends on common stock	41,592	36,841	29,724
Distributed and undistributed loss from continuing operations - basic and diluted	$(65,694)	$(75,372)	$(84,822)

Income (loss) from discontinued operations allocated to common stockholders:
Income (loss) from discontinued operations attributable to the Company	$29	$(86)	$(3,029)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	87,622	75,155	67,533

Loss per share – basic and diluted:
Loss from continuing operations allocated to common stockholders per share	$(0.75)	$(1.00)	$(1.26)
Loss from discontinued operations allocated to common stockholders per share	—	—	(0.04)
Net loss allocated to common stockholders per share	$(0.75)	$(1.00)	$(1.30)
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2014	2013	2012
Loss from continuing operations allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$302	$213	$269
Loss attributable to redeemable noncontrolling interests in operating partnership	(6,404)	(8,171)	(8,877)
Total	$(6,102)	$(7,958)	$(8,608)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	174	128	195
Effect of assumed conversion of operating partnership units	19,447	18,699	17,353
Total	19,621	18,827	17,548

20. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2014 and 2013, all of our hotel properties were domestically located.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Related Party Transactions
We have management agreements with parties owned by our Chairman and Chief Executive Officer and our Chairman Emeritus. Under the agreements, we pay the related party a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) through November 12, 2014, the date of the Ashford Inc. spin-off, other general and administrative expense reimbursements, approved by our independent directors, including rent, payroll, office supplies, travel, and accounting. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
At December 31, 2014, the related party managed 55 of our 87 hotels and the WorldQuest condominium properties included in continuing operations and we incurred the following fees (including discontinued operations) related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2014	2013	2012
Property management fees, including incentive property management fees	$17,800	$14,299	$13,947
Market service fees	13,494	9,439	7,624
Corporate general and administrative and fixed asset reimbursements	7,689	4,299	4,075
Total	$38,983	$28,037	$25,646
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
In addition, at December 31, 2014, the related party managed 21 of the 28 hotels held by the PIM Highland JV in return for a base management fee of 3% of gross revenues, and an incentive management fee equal to the lesser of 1% of gross revenues or the amount by which Actual House Profit exceeds House Profit set forth in the Annual Operating Budget, as defined. During 2014, 2013 and 2012, the related party received from PIM Highland JV base management fees of $8.5 million, $7.8 million and $7.6 million, respectively, $2.3 million, $1.0 million and $1.7 million, respectively, of incentive management fees, $4.6 million, $7.0 million and $3.6 million, respectively, of market service fees, respectively, including purchasing, design and construction management, and $1.7 million, $1.6 million and $1.6 million, respectively, of corporate general and administrative expense reimbursements.
In connection with the previously discussed spin-off of Ashford Inc., we entered into an advisory agreement with Ashford LLC, a subsidiary of Ashford Inc., in which it acts as our external advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee equal to 0.70% per annum of our total market capitalization, subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. We are also required to pay Ashford LLC an incentive fee that is based on our total return performance as compared to our peer group as well as to reimburse Ashford LLC for certain expenses, including employment and travel expenses of employees of Ashford LLC providing internal audit services, as specified in the advisory agreement.
For the 2014 period noted above, we incurred an advisory service fee of $4.5 million, which was comprised of a base advisory fee of $4.0 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $534,000. No advisory service fee was incurred in 2013. No incentive management fee was earned for 2014 or 2013. At December 31, 2014, we have a payable of $8.2 million, included in due to Ashford Inc., net, associated with reimbursable expenses in connection with the spin-off and the fees discussed above.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the spin-off of Ashford Prime in 2013, our former subsidiary Ashford LLC entered into an advisory agreement with Ashford Prime, in which it acted as its external advisor, and as a result, we received advisory fees from Ashford Prime from the periods from January 1, 2014 through November 12, 2014 and from November 19, 2013 to December 31, 2013 for 2014 and 2013, respectively. Upon the previously discussed spin-off of Ashford Inc. on November 12, 2014, our subsidiary Ashford LLC, was contributed to Ashford Inc. Ashford Prime is required to pay Ashford LLC a quarterly base fee equal to 0.70% per annum of the total market capitalization of Ashford Prime, subject to a minimum quarterly base fee, as payment for managing the day-to-day operations of Ashford Prime and its subsidiaries in conformity with Ashford Prime’s investment guidelines. Ashford Prime is also required to pay Ashford LLC an incentive fee that is based on Ashford Prime’s total return performance as compared to Ashford Prime’s peer group as well as to reimburse Ashford LLC for certain expenses, including, equity-based compensation, employment and travel expenses of employees of Ashford LLC providing internal audit services, as specified in the advisory agreement.
For the 2014 period noted above, we received advisory service revenues of $10.7 million from Ashford Prime. These revenues were comprised of a base advisory fee of $7.5 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.4 million and advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of $1.8 million. For the 2013 period noted above, we received advisory service revenue of $1.0 million from Ashford Prime. These revenues were comprised of a base advisory fee of $878,000, reimbursable overhead of $53,000 and internal audit reimbursements of $116,000. No incentive management fee was earned for 2014 or 2013. At December 31, 2014, we have a receivable of $896,000, included in due from Ashford Prime OP, net, associated with reimbursable expenses in connection with the fees discussed above.
22. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is to acquire or develop upscale to upper-upscale hotels, acquire first mortgages on hotel properties, and invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of our hotels are located domestically. During 2014, approximately 14.8% of our total hotel revenue was generated from 10 hotels located in the Washington D.C. and Baltimore areas. In addition, all hotels securing our loans receivable are also located domestically at December 31, 2014. Our remaining mezzanine loan is collateralized by income-producing real property. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, U.S. government treasury bill holdings and amounts due or payable under our derivative contracts. At December 31, 2014, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Total revenue	$194,861	$208,163	$201,457	$190,368	$794,849
Total operating expenses	168,468	190,698	182,189	176,802	718,157
Operating income	26,393	17,465	19,268	13,566	76,692
Loss from continuing operations	(6,787)	(2,375)	(16,266)	(16,303)	(41,731)
Loss from continuing operations attributable to the Company	(2,391)	(1,605)	(13,550)	(13,884)	(31,430)
Loss from continuing operations attributable to common stockholders	(10,881)	(10,096)	(22,040)	(22,375)	(65,392)
Diluted loss from continuing operations attributable to common stockholders per share	$(0.13)	$(0.11)	$(0.24)	$(0.25)	$(0.75)
Weighted average diluted common shares	81,690	88,781	90,322	89,589	87,622
2013
Total revenue	$231,287	$257,772	$241,323	$209,145	$939,527
Total operating expenses	206,101	216,444	213,277	186,808	822,630
Operating income	25,186	41,328	28,046	22,337	116,897
Income (loss) from continuing operations	(18,097)	7,548	(19,386)	(18,525)	(48,460)
Income (loss) from continuing operations attributable to the Company	(14,636)	7,062	(16,321)	(17,302)	(41,197)
Income (loss) from continuing operations attributable to common stockholders	(23,126)	(1,429)	(24,811)	(25,793)	(75,159)
Diluted income (loss) from continuing operations attributable to common stockholders per share	$(0.34)	$(0.02)	$(0.31)	$(0.32)	$(1.00)
Weighted average diluted common shares	67,682	68,489	79,898	81,383	75,155
24. Pro Forma Financial Information
As discussed in Note 3, on July 18, 2014, we acquired a 100% interest in the Ashton hotel in Fort Worth, Texas for total consideration of $8.0 million. The acquisition was funded with cash, and we subsequently borrowed $5.5 million, secured by a mortgage on the property. The table below reflects the unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2012, reflecting the addition of the Ashton hotel operating results, the assumption of debt and the removal of $212,000 of transaction costs for the year ended December 31, 2014.
On August 6, 2014, we acquired a 100% interest in the Fremont Marriott Silicon Valley hotel in Fremont, California for total consideration of $50.0 million. The acquisition was funded with proceeds from a $37.5 million non-recourse mortgage loan and cash. The table below reflects the unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2012, reflecting the addition of the Fremont Marriott Silicon Valley hotel operating results, the assumption of debt and the removal of $393,000 of transaction costs for the year ended December 31, 2014.
Also, as discussed in Note 25, on January 12, 2015, we announced that a definitive agreement had been signed to acquire the 168-room Lakeway Resort & Spa in Austin, Texas for total consideration of $33.5 million. The acquisition was completed on February 6, 2015. The results of operations of the hotel property will be included in our results of operations beginning February 6, 2015. The table below reflects the unaudited pro forma results of operations as if the transaction had occurred on January 1, 2012, reflecting the addition of the Lakeway Resort & Spa from January 1, 2012 through December 31, 2014.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 20, 2015, we announced that a definitive agreement had been signed to acquire the 232-room Memphis Marriott East hotel in Memphis, Tennessee for total consideration of $43.5 million. The acquisition was completed on February 25, 2015. The results of operations of the hotel property will be included in our results of operations beginning February 25, 2015. The table below reflects the unaudited pro forma results of operations as if the transaction had occurred on January 1, 2012, reflecting the addition of the Memphis Marriott East hotel from January 1, 2012 through December 31, 2014
The following table reflects the unaudited pro forma results of operations as if the aforementioned transactions had occurred on January 1, 2012, (in thousands):

	Year Ended December 31,
	2014	2013	2012
	(unaudited)
Total revenue	$834,207	$981,688	$951,783
Loss from continuing operations	$(36,707)	$(50,496)	$(64,010)
Net loss	$(33,183)	$(50,594)	$(67,458)
25. Subsequent Events (Unaudited)
On January 2, 2015, we refinanced two mortgage loans totaling $356.3 million. The refinance included our $211.0 million mortgage loan due November 2015 and the $145.3 million mortgage loan due July 2015. The new loans total $478 million in four loan pools. The new loans continue to be secured by the same 15 hotel properties.
On January 12, 2015, we announced that a definitive agreement had been signed to acquire the 168-room Lakeway Resort & Spa in Austin, Texas for total consideration of $33.5 million. The acquisition was completed on February 6, 2015. The results of operations of the hotel property will be included in our results of operations beginning February 6, 2015.
On January 20, 2015, we announced that a definitive agreement had been signed to acquire the 232-room Memphis Marriott East hotel in Memphis, Tennessee for total consideration of $43.5 million. The acquisition was completed on February 25, 2015. The results of operations of the hotel property will be included in our results of operations beginning February 25, 2015.
The the unaudited pro forma results of operations as if both acquisitions had occurred on January 1, 2012 is included in Note 24.
On January 29, 2015, we commenced a follow-on public offering of 9.5 million shares of common stock. The offering priced on January 30, 2015, at $10.65 per share for gross proceeds of $101.2 million. We granted the underwriters a 30-day option to purchase up to an additional 1.425 million shares of common stock. On February 10, 2015, the underwriters partially exercised their option and purchased an additional 1.029 million shares of our common stock at a price of $10.65 per share.
On January 29, 2015, we announced that our Board of Directors had approved the formation of Ashford Hospitality Select, Inc. (“Ashford Select”), a new privately-held company dedicated to investing primarily in existing premium branded, upscale and upper-midscale, select-service hotels, including extended stay hotels, in the United States. Upon launch, expected in the first quarter of 2015, we intend to contribute to Ashford Select 16 of our existing select-service hotels, comprised of 2,560 total guestrooms. On February 18, 2015, Ashford Trust OP entered into four agreements for the contribution or sale of the portfolio of 16 select-service hotels to Ashford Select and its subsidiaries, including its operating partnership Ashford Hospitality Select Limited Partnership (“Ashford Select OP”), for aggregate consideration of approximately $321.0 million, which will be payable through the assumption of approximately $232.5 million of aggregate property level debt, the payment of approximately $66.4 million in cash and the issuance of approximately $22.1 million in equity interests of Ashford Select. Additionally, the aggregate consideration may be increased by up to $10.0 million (payable 75% in cash and 25% in equity interests in Ashford Select), based on the performance of the entire 16-hotel portfolio. We also expect to grant Ashford Select a right of first offer to acquire any select-service hotels we decide to sell in the future, subject to any prior rights of the managers of the hotels or other third parties. Ashford Select intends to qualify as a REIT for federal income tax purposes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework), (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2014, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Ashford Hospitality Trust, Inc. and subsidiaries

We have audited Ashford Hospitality Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Ashford Hospitality Trust, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ashford Hospitality Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements and financial statement schedules of Ashford Hospitality Trust, Inc. and subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 2, 2015

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officer, and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2014, under the captions “Proposal Number One-Election of Directors,” “Board of Directors and Committee Membership,” “Corporate Governance Principles,” “Executive Officers” and “Security Ownership of Management and Certain Beneficial Owners - Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Item 11.	Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2014, under the captions “Board of Directors and Committee Membership - Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Committee Membership - Board Member Compensation,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grant of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Equity Awards Vested During 2014,” “2014 Nonqualified Deferred Compensation” and “Potential Payments Upon Termination of Employment or Change of Control.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2014, under the caption “Security Ownership of Management and Certain Beneficial Owners.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2014, under the captions “Board of Directors and Committee Membership - Board Member Independence” and “Certain Relationships and Related Party Transactions”

Item 14.	Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2014, under the caption “Proposal Number Two - Ratification of the Appointment of Ernst & Young LLP as our Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement and Schedules

(a)	Financial Statements and Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 70 through 115 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedules are included herein on pages 121 through 125 hereof.
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
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 126 through 131.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President	March 2, 2015
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	March 2, 2015
Benjamin J. Ansell, M.D.

/s/ THOMAS E. CALLAHAN	Director	March 2, 2015
Thomas E. Callahan

/s/ AMISH GUPTA	Director	March 2, 2015
Amish Gupta

/s/ KAMAL JAFARNIA	Director	March 2, 2015
Kamal Jafarnia

/s/ PHILLIP S. PAYNE	Director	March 2, 2015
Philip S. Payne

/s/ ALAN L. TALLIS	Director	March 2, 2015
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$13,187	$1,204	$9,388	$193	$5,602	$1,397	$14,990	$16,387	$6,701	08/1998		(1),(2),(3)
Embassy Suites	Dallas, TX	7,793	1,878	8,907	238	6,187	2,116	15,094	17,210	6,700	12/1998		(1),(2),(3)
Embassy Suites	Herndon, VA	17,700	1,303	9,837	277	6,068	1,580	15,905	17,485	6,232	12/1998		(1),(2),(3)
Embassy Suites	Las Vegas, NV	29,679	3,307	16,952	397	4,918	3,704	21,870	25,574	9,288	05/1999		(1),(2),(3)
Embassy Suites	Syracuse, NY	19,599	2,839	9,778	—	6,868	2,839	16,646	19,485	5,487		10/2003	(1),(2),(3)
Embassy Suites	Flagstaff, AZ	11,039	1,267	4,278	—	6,038	1,267	10,316	11,583	3,998		10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	11,867	1,799	10,404	—	4,001	1,799	14,405	16,204	4,623		03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	16,846	3,277	13,950	—	6,020	3,277	19,970	23,247	5,459		03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	34,513	5,791	34,819	—	7,004	5,791	41,823	47,614	10,241		12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	36,342	7,452	25,334	—	5,151	7,452	30,485	37,937	7,448		12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	46,209	36,065	41,588	—	8,823	36,065	50,411	86,476	12,039		04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	51,273	11,110	60,049	—	7,459	11,110	67,508	78,618	14,542		04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	45,365	8,948	46,238	—	3,451	8,948	49,689	58,637	10,833		04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	15,614	5,674	21,593	—	2,056	5,674	23,649	29,323	5,049		04/2007	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	10,237	1,751	9,164	—	1,417	1,751	10,581	12,332	3,241		11/2003	(1),(2),(3)
Hilton	Ft. Worth, TX	51,202	4,539	13,922		14,541	4,539	28,463	33,002	9,115		03/2005	(1),(2),(3)
Hilton	Houston, TX	14,391	2,200	13,247	—	11,553	2,200	24,800	27,000	9,249		03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	17,792	2,991	13,907	—	13,413	2,991	27,320	30,311	8,083		03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	17,972	7,004	10,689	—	13,093	7,004	23,782	30,786	8,538		12/2006	(1),(2),(3)
Hilton	Bloomington, MN	52,644	5,685	59,139	—	9,725	5,685	68,864	74,549	14,939		04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	52,539	12,917	91,791	—	17,875	12,917	109,666	122,583	24,748		04/2007	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	5,743	697	3,808	—	840	697	4,648	5,345	1,394		11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	6,600	1,301	5,034	—	3,961	1,301	8,995	10,296	3,179		09/2004	(1),(2),(3)
Hampton Inn	Terre Haute, IN	—	700	7,520	—	3,776	700	11,296	11,996	3,077		09/2004	(1),(2),(3)
Hampton Inn	Buford, GA	9,150	1,168	5,338	—	1,101	1,168	6,439	7,607	1,911		07/2004	(1),(2),(3)
Marriott	Durham, NC	25,144	1,794	25,056	—	3,832	1,794	28,888	30,682	7,094		02/2006	(1),(2),(3)
Marriott	Arlington, VA	99,780	20,637	101,376	—	19,385	20,637	120,761	141,398	29,120		07/2006	(1),(2),(3)
Marriott	Bridgewater, NJ	72,957	5,059	89,267	—	4,561	5,059	93,828	98,887	20,723		04/2007	(1),(2),(3)
Marriott	Dallas, TX	26,072	2,701	30,893	—	2,591	2,701	33,484	36,185	7,126		04/2007	(1),(2),(3)
Marriott	Fremont, CA	37,500	5,800	44,200	—	215	5,800	44,415	50,215	1,289		8/2014	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	7,534	1,348	7,111	—	837	1,348	7,948	9,296	2,424		11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	14,417	2,502	13,206	—	1,715	2,502	14,921	17,423	4,298		05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	7,005	1,106	5,021	—	667	1,106	5,688	6,794	1,687		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	10,084	1,132	6,089	—	1,872	1,132	7,961	9,093	2,608		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Gaithersburg, MD	9,429	2,200	19,746	—	1,473	2,200	21,219	23,419	5,354		06/2005	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
SpringHill Suites by Marriott	Centerville, VA	6,101	1,806	11,712	—	990	1,806	12,702	14,508	3,367		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Charlotte, NC	5,703	1,235	6,818	—	1,945	1,235	8,763	9,998	2,662		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	4,888	1,090	3,991	—	2,134	1,090	6,125	7,215	2,108		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Orlando, FL	29,238	8,620	27,699	—	8,846	8,620	36,545	45,165	7,120		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	21,212	5,726	21,187	—	3,019	5,726	24,206	29,932	5,778		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	19,354	3,210	24,578	—	3,018	3,210	27,596	30,806	6,353		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Glen Allen, VA	14,793	2,045	15,802	—	2,290	2,045	18,092	20,137	4,322		04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	5,495	840	4,359	—	1,536	840	5,895	6,735	2,143		07/2004	(1),(2),(3)
Fairfield Inn by Marriott	Orlando, FL	15,416	6,507	9,895	—	2,471	6,507	12,366	18,873	3,123		04/2007	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	11,367	900	10,741	—	1,697	900	12,438	13,338	3,251		09/2004	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	5,070	673	4,804	—	1,781	673	6,585	7,258	1,770		09/2004	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	19,203	1,352	12,266	—	2,909	1,352	15,175	16,527	5,073		09/2004	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	31,378	5,411	38,610	—	4,501	5,411	43,111	48,522	11,642		06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	21,681	2,244	18,520	—	2,511	2,244	21,031	23,275	5,454		06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	11,424	1,868	14,030	—	3,302	1,868	17,332	19,200	4,502		06/2005	(1),(2),(3)
Courtyard by Marriott	Palm Desert, CA	10,274	2,722	11,995	—	2,443	2,722	14,438	17,160	3,661		06/2005	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	12,731	2,447	16,005	—	1,698	2,447	17,703	20,150	4,672		06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	9,821	2,244	12,345	—	2,597	2,244	14,942	17,186	4,032		06/2005	(1),(2),(3)
Courtyard by Marriott	Orlando, FL	28,248	7,389	26,817	—	3,953	7,389	30,770	38,159	6,735		04/2007	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	23,227	5,112	19,429	—	2,298	5,112	21,727	26,839	4,881		04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AZ	22,299	3,700	22,134	—	2,485	3,700	24,619	28,319	5,626		04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	19,053	2,115	22,360	—	3,377	2,115	25,737	27,852	5,900		04/2007	(1),(2),(3)
Courtyard by Marriott	Edison, NJ	12,232	2,147	11,865	—	1,530	2,147	13,395	15,542	3,207		04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	6,026	2,863	10,722	—	3,303	2,863	14,025	16,888	3,075		04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	6,845	1,301	7,430	—	2,432	1,301	9,862	11,163	2,637		04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	41,264	5,419	45,304	—	2,722	5,419	48,026	53,445	9,969		04/2007	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	26,637	2,555	20,367	—	2,378	2,555	22,745	25,300	6,868		03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	6,375	960	5,972	—	1,305	960	7,277	8,237	1,926		09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	33,013	6,554	40,539	—	3,189	6,554	43,728	50,282	11,249		06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	21,688	2,752	34,979	—	1,864	2,752	36,843	39,595	9,145		06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	19,438	3,156	29,514	—	5,411	3,156	34,925	38,081	8,541		06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	13,307	1,897	16,357	—	4,566	1,897	20,923	22,820	5,330		06/2005	(1),(2),(3)
Marriott Residence Inn	Palm Desert, CA	10,636	3,280	10,463	—	4,384	3,280	14,847	18,127	3,872		06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	27,884	18,177	39,569	—	2,881	18,177	42,450	60,627	8,907		04/2007	(1),(2),(3)
Marriott Residence Inn	Phoenix, AZ	22,403	4,100	23,187	—	5,910	4,100	29,097	33,197	5,456		04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	14,284	2,045	16,869	—	3,574	2,045	20,443	22,488	4,383		04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	10,761	3,272	11,705	—	4,621	3,272	16,326	19,598	3,368		04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	7,313	1,462	8,306	—	1,642	1,462	9,948	11,410	2,249		04/2007	(1),(2),(3)
Marriott Residence Inn	Atlanta, GA	15,419	1,901	16,749	—	4,596	1,901	21,345	23,246	4,668		04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	10,673	1,997	16,084	—	3,255	1,997	19,339	21,336	4,877		05/2007	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
TownePlace Suites by Marriott	Manhattan Beach, CA	19,577	4,805	17,543	—	1,514	4,805	19,057	23,862	4,151		04/2007	(1),(2),(3)
One Ocean	Atlantic Beach, FL	32,688	5,815	14,817	—	25,227	5,815	40,044	45,859	15,647		04/2004	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	17,789	2,037	12,424	—	9,104	2,037	21,528	23,565	6,727		07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	17,720	2,953	14,280	—	10,028	2,953	24,308	27,261	6,220		03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	24,758	3,100	22,040	—	20,585	3,100	42,625	45,725	11,993		03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	47,316	4,023	39,363	—	10,682	4,023	50,045	54,068	12,782		12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	29,185	7,294	36,382	—	10,399	7,294	46,781	54,075	11,860		12/2006	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	63,600	4,805	50,820	—	6,905	4,805	57,725	62,530	12,661		04/2007	(1),(2),(3)
Crowne Plaza	Beverly Hills, CA	98,240	6,510	22,061	—	18,332	6,510	40,393	46,903	8,298		03/2005	(1),(2),(3)
Crowne Plaza	Key West, FL	26,681	—	27,513	—	18,883	—	46,396	46,396	12,690		03/2005	(1),(2),(3)
Annapolis Inn	Annapolis, MD	11,632	3,028	7,833	—	4,945	3,028	12,778	15,806	4,203		03/2005	(1),(2),(3)
Ashton	Ft. Worth, TX	5,525	800	7,187	—	36	800	7,223	8,023	281		07/2014	(1),(2),(3)
WorldQuest Resort	Orlando, FL	—	1,432	9,870	(45)	871	1,387	10,741	12,128	1,853		03/2011	(1),(2),(3)
Total		$1,954,103	$358,842	$1,892,850	$1,060	$466,964	$359,902	$2,359,814	$2,719,716	$591,105
_________________________
(1) Estimated useful life for buildings is 39 years.
(2) Estimated useful life for building improvements is 7.5 years.
(3) Estimated useful life for furniture and fixtures is 3 to 5 years.

	Year Ended December 31,
	2014	2013	2012
Investment in Real Estate:
Beginning balance	$2,671,002	$3,509,744	$3,560,198
Additions	171,542	184,106	81,083
Reclassification	—	622	—
Impairment/write-offs	(22,286)	(99,460)	(95,713)
Sales/disposals	(100,542)	(924,010)	(35,824)
Ending balance	2,719,716	2,671,002	3,509,744
Accumulated Depreciation:
Beginning balance	507,208	637,840	602,749
Depreciation expense	110,464	127,273	135,850
Reclassification	—	373	—
Impairment/write-offs	(22,286)	(99,460)	(91,594)
Sales/disposals	(4,281)	(158,818)	(9,165)
Ending balance	591,105	507,208	637,840
Investment in Real Estate, net	$2,128,611	$2,163,794	$2,871,904

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
December 31, 2014
(in thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G
Description		Prior Liens	Balance at December 31, 2014	Delinquent Principal December 31, 2014	Being Foreclosed at December 31, 2014	Accrued Interest at December 31, 2014	Interest Income During the Year Ended December 31, 2014
Ritz Carlton	Key Biscayne, FL	—	11,075	—	—	—	—
Valuation allowance			(7,522)	—
Net carrying value			$3,553	$—

	Year Ended December 31,
	2014	2013	2012
Investment in Mortgage Loans:
Balance at January 1	$3,384	$3,233	$3,101
Principal payments	(246)	(245)	(246)
Amortization of discounts/deferred income	—	—	—
Valuation allowance adjustments	415	396	378
Balance at December 31	$3,553	$3,384	$3,233

EXHIBIT INDEX

Exhibit	Description
2.1
Separation and Distribution Agreement, dated October 31, 2014, by and between Ashford Hospitality Trust, Inc., Ashford OP Limited Partner LLC, Ashford Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 2.1 to Form 8-K, filed on November 6, 2014, for the event dated October 31, 2014)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)
3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on October 29, 2014)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003)
4.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.1.1 of Form 10-K, filed on February 28, 2012)
4.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1.2 of Form 10-K, filed on February 28, 2012)
4.2.1	Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)
4.2.2	Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)
4.3.1	Articles Supplementary for Series E Cumulative Preferred Stock, dated April 15, 2011 (incorporated by reference to Exhibit 3.6 to the Registrant’s Form 8-A, filed April 18, 2011)
4.3.2	Form of Certificate of Series E Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed April 18, 2011)
10.1	Sixth Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 15, 2014)
10.2	Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003)
10.3.1	Amended and Restated Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated March 31, 2008 (incorporated by reference to Exhibit 10.3.1 of Form 10-K, filed on March 3, 2014)
10.3.1.1
First Amendment to the Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.3.1.1 of Form 10-K, filed on March 3, 2014)

10.3.2
2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc. dated May 17, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 17, 2011, for the event dated May 17, 2011)

10.3.3	Form of LTIP Unit Award Agreement, dated March 21, 2008 (incorporated by reference to Exhibit 10.3.3 of Form 10-K, filed on March 3, 2014)
10.4
Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form 10-K, filed on March 3, 2014)

10.5.1	Employment Agreement, dated as of June 13, 2014, between Ashford Hospitality Trust, Inc. and Deric Eubanks (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on June 19, 2014)
10.5.2
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

10.7	Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003)

Exhibit	Description
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
10.25.1.1*
Mortgage, Security Agreement, Assignment of Rents and Fixture Filing from Ashford Edison LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Courtyard Edison, Edison, New Jersey

Exhibit	Description
10.25.1.1a*	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K
10.25.1.2*	Guaranty for Fixed-Rate Pool 1, executed as of April 11, 2007 by the Registrant, for the benefit of Wachovia Bank, National Association
10.25.1.2a*	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K
10.25.1.3
Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of Wells Fargo Bank, National Association, dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.11 of Form 10-K, filed on February 28, 2012)

10.25.1.4
Mezzanine 1 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.15 of Form 10-K, filed on February 28, 2012)

10.25.1.5
Mezzanine 2 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.16 of Form 10-K, filed on February 28, 2012)

10.25.1.6
Mezzanine 3 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.17 of Form 10-K, filed on February 28, 2012)

10.25.1.7
Mezzanine 4 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of GSRE III, Ltd. dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.18 of Form 10-K, filed on February 28, 2012)

10.27
ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27 of Form 10-K, filed on March 3, 2014)

10.27.1
Schedule to the Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 of Form 10-K, filed on March 3, 2014)

10.30.1
Confirmation of Amended and Restated Swap Transaction, dated November 4, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.7 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.30.2
Confirmation of Termination of Swap Transaction, dated November 4, 2010, related to the termination of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.8 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.30.3
Confirmation of Trade, dated November 19, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Credit Agricole Corporate and Investment Bank New York Branch as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.9 to the Registrant’s Form 10-K, filed on March 4, 2011)

10.32
Release and Waiver Agreement, Dated March 31, 2011, by and between Ashford Hospitality Trust, Inc. and Mr. Alan Tallis, former Executive Vice President of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 6, 2011, for the event dated April 11, 2011)

10.33
Stock Repurchase Agreement, dated April 11, 2011, by and between Ashford Hospitality Trust, Inc. and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 11, 2011, for the event dated April 11, 2011)

10.34
Indemnity Agreement dated March 10, 2011, between the Registrant and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q, filed on May 10, 2011)

10.35
Credit Agreement, dated September 26, 2011, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., KeyBanc Capital Markets and KeyBank, National Association (incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K, filed on September 30, 2011, for the event dated September 26, 2011)

10.35.1
First Amendment to Credit Agreement, dated February 21, 2012, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., KeyBanc Capital Markets, and KeyBank, National Association (incorporated by reference to Exhibit 10.36.1 of Form 10-Q, filed on May 8, 2012)

10.35.2
Second Amendment to Credit Agreement, dated December 21, 2012, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., KeyBanc Capital Markets, and KeyBank, National Association (incorporated by reference to Exhibit 10.35.2 of Form 10-K, filed on March 1, 2013)

10.36.1
Amended and Restated Mezzanine 1 Loan Agreement, dated March 10, 2011, between HH Swap A LLC, HH Swap C LLC, HH Swap C-1 LLC, HH Swap D LLC, HH Swap F LLC, HH Swap F-1 LLC, HH Swap G LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.1 of Form 10-K, filed on February 28, 2012)

10.36.1.1
Omnibus Agreement and Consent, dated December 17, 2012, by and among (i) American Equity Investment Life Insurance Company, Athene Annuity & Life Assurance Company, Newcastle CDO VIII 1, Limited, Newcastle CDO IX 1, Limited, Principal Life Insurance Company, (ii) HH SWAP A LLC, HH SWAP C LLC, HH SWAP C-1 LLC, HH SWAP D LLC, HH SWAP F LLC, HH SWAP F-1 LLC, and HH SWAP G LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.1.1 of Form 10-K, filed on March 1, 2013)

Exhibit	Description
10.36.1.2
Consent Agreement, dated December 27, 2012, by and among (i) American Equity Investment Life Insurance Company, Athene Annuity & Life Assurance Company, Newcastle CDO VIII 1, Limited, Newcastle CDO IX 1, Limited, Principal Life Insurance Company, (ii) HH SWAP A LLC, HH SWAP C LLC, HH SWAP C-1 LLC, HH SWAP D LLC, HH SWAP F LLC, HH SWAP F-1 LLC, and HH SWAP G LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.1.2 of Form 10-K, filed on March 1, 2013)

10.36.2
Amended and Restated Mezzanine 2 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, HH Mezz Borrower G-2 LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.2 of Form 10-K, filed on February 28, 2012)

10.36.2.1
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) Starwood Property Mortgage SUB-10-A, L.L.C., (ii) HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, and HH Mezz Borrower G-2 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.2.1 of Form 10-K, filed on March 1, 2013)

10.36.2.2
Consent Agreement dated December 27, 2012, by and among (i) Starwood Property Mortgage SUB-10-A, L.L.C., (ii) HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, and HH Mezz Borrower G-2 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.2.2 of Form 10-K, filed on March 1, 2013)

10.36.3
Amended and Restated Mezzanine 3 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, HH Mezz Borrower G-3 LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.3 of Form 10-K, filed on February 28, 2012)

10.36.3.1
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) LVS I SPE II LLC, (ii) HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, and HH Mezz Borrower G-3 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.3.1 of Form 10-K, filed on March 1, 2013)

10.36.3.2
Consent Agreement dated December 27, 2012, by and among (i) LVS I SPE II, LLC, (ii) HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, and HH Mezz Borrower G-3 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.3.2 of Form 10-K, filed on March 1, 2013)

10.36.4
Amended and Restated Mezzanine 4 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, HH Mezz Borrower G-4 LLC, collectively as Borrower, and GSRE III, LTD, as Lender (incorporated by reference to Exhibit 10.35.4 of Form 10-K, filed on February 28, 2012)

10.36.4.1
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) GSR3LP, LLC, (ii) HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, and HH Mezz Borrower G-4 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.4.1 of Form 10-K, filed on March 1, 2013)

10.36.4.2
Consent Agreement dated December, 2012, by and among (i) GSR3LP, LLC, (ii) HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, and HH Mezz Borrower G-4 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.4.2 of Form 10-K, filed on March 1, 2013)

10.36.5
Amended and Restated Mortgage Loan Agreement, dated March 10, 2011, between Entities set forth on Schedule I and II, collectively as Borrower, and Wells Fargo Bank, National Association and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.5 of Form 10-K, filed on February 28, 2012)

10.37
Second Amended and Restated Advisory Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Advisors LLC, dated November 3, 2014 (incorporated by reference to Exhibit 10.7 of Form 10-Q, filed on November 7, 2014)

10.38
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.6 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.39
Option Agreement Pier House Resort by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.7 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.40
Option Agreement Crystal Gateway Marriott by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.8 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

Exhibit	Description
10.41
Registration Rights Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.9 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013)

10.42
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Monty Bennett, regarding the sale of Class B company interests of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014)

10.43
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Rob Hays, regarding the sale of Class B company interests of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014)

10.44
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Monty Bennett, regarding the sale of Class B limited partnership interests of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.5 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014)

10.45
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Rob Hays, regarding the sale of Class B limited partnership interests of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.6 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014)

10.46	Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 15, 2014)
10.47
Third Amended and Restated Limited Partnership Agreement of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014)

10.48
Second Amended and Restated Limited Liability Company Operating Agreement of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014)

10.49
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 6, 2014, for the event dated October 31, 2014)

10.50
Advisory Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014)

10.51
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014)

10.52
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014)

10.53
Letter Agreement dated December 14, 2014, between PRISA III Investments, LLC, a Delaware limited liability company and Ashford Hospitality Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on December 19, 2014)

12.0*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1*	Registrant’s Subsidiaries Listing as of December 31, 2014
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2014
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Equity;(iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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