Form 10-Q
period 2015-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2015-05-11
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	101,068,813
(Class)	Outstanding at May 7, 2015

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$355,727	$215,063
Marketable securities	72,427	63,217
Total cash, cash equivalents and marketable securities	428,154	278,280
Investments in hotel properties, net	3,953,983	2,128,611
Restricted cash	143,043	85,830
Accounts receivable, net of allowance of $417 and $241, respectively	52,512	22,399
Inventories	4,188	2,104
Note receivable, net of allowance of $7,416 and $7,522, respectively	3,599	3,553
Investment in unconsolidated entities	58,971	206,790
Deferred costs, net	36,514	12,588
Prepaid expenses	22,757	7,017
Derivative assets, net	917	182
Other assets	7,969	17,116
Intangible assets, net	15,045	—
Due from Ashford Prime OP, net	335	896
Due from affiliates	—	3,473
Due from related party, net	1,922	—
Due from third-party hotel managers	39,047	12,241
Total assets	$4,768,956	$2,781,080
Liabilities and Equity
Liabilities:
Indebtedness	$3,387,623	$1,954,103
Accounts payable and accrued expenses	131,890	71,118
Dividends payable	23,346	21,889
Unfavorable management contract liabilities	4,836	5,330
Due to Ashford Inc., net	9,120	8,202
Due to related party, net	—	1,867
Due to third-party hotel managers	1,529	1,640
Intangible liabilities, net	27,262	—
Liabilities associated with marketable securities and other	12,771	6,201
Other liabilities	6,923	1,233
Total liabilities	3,605,300	2,071,583

Redeemable noncontrolling interests in operating partnership	165,590	177,064

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at March 31, 2015 and December 31, 2014	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at March 31, 2015 and December 31, 2014	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 124,896,765 shares issued, 101,078,531 and 89,439,624 shares outstanding at March 31, 2015 and December 31, 2014, respectively	1,249	1,249
Additional paid-in capital	1,801,656	1,706,274
Accumulated deficit	(696,787)	(1,050,323)
Treasury stock, at cost, 23,818,234 and 35,457,141 shares at March 31, 2015 and December 31, 2014, respectively	(108,985)	(125,725)
Total stockholders’ equity of the Company	997,291	531,633
Noncontrolling interests in consolidated entities	775	800
Total equity	998,066	532,433
Total liabilities and equity	$4,768,956	$2,781,080
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue
Rooms	$200,990	$156,997
Food and beverage	39,553	28,239
Other hotel revenue	8,832	6,366
Total hotel revenue	249,375	191,602
Advisory services revenue	—	2,194
Other	860	1,065
Total revenue	250,235	194,861
Expenses
Hotel operating expenses:
Rooms	43,153	34,754
Food and beverage	26,280	19,323
Other expenses	74,782	58,274
Management fees	9,657	7,742
Total hotel expenses	153,872	120,093
Property taxes, insurance, and other	11,594	9,589
Depreciation and amortization	37,864	26,152
Impairment charges	(106)	(101)
Transaction costs	499	—
Advisory services fee	9,567	—
Corporate, general, and administrative	4,840	12,735
Total expenses	218,130	168,468
Operating income	32,105	26,393
Equity in loss of unconsolidated entities	(6,622)	(3,498)
Interest income	16	6
Gain on acquisition of PIM Highland JV	381,835	—
Other income	4,330	1,277
Interest expense and amortization of premiums and loan costs	(34,635)	(28,375)
Write-off of loan costs and exit fees	(4,767)	(2,028)
Unrealized gain (loss) on marketable securities	(1,802)	1
Unrealized loss on derivatives	(1,698)	(347)
Income (loss) from continuing operations before income taxes	368,762	(6,571)
Income tax expense	(825)	(216)
Income (loss) from continuing operations	367,937	(6,787)
Income from discontinued operations	—	4
Gain (loss) on sale of hotel properties, net of tax	(1,130)	3,491
Net income (loss)	366,807	(3,292)
Loss from consolidated entities attributable to noncontrolling interest	25	27
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(45,336)	877
Net income (loss) attributable to the Company	321,496	(2,388)
Preferred dividends	(8,490)	(8,490)
Net income (loss) attributable to common stockholders	$313,006	$(10,878)

Income (loss) per share - basic and diluted:
Basic:
Income (loss) from continuing operations attributable to common stockholders	$3.25	$(0.13)
Income from discontinued operations attributable to common stockholders	—	—
Net income (loss) attributable to common stockholders	$3.25	$(0.13)
Weighted average common shares outstanding – basic	95,539	81,690
Diluted:
Income (loss) from continuing operations attributable to common stockholders	$3.13	$(0.13)
Income from discontinued operations attributable to common stockholders	—	—
Net income (loss) attributable to common stockholders	$3.13	$(0.13)
Weighted average common shares outstanding – diluted	113,912	81,690

Dividends declared per common share	$0.12	$0.12

Amounts attributable to common stockholders:
Net income (loss) attributable to the Company	$321,496	$(2,391)
Income from discontinued operations	—	3
Preferred dividends	(8,490)	(8,490)
Net income (loss) attributable to common stockholders	$313,006	$(10,878)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$366,807	$(3,292)
Other comprehensive income, net of tax:
Reclassification to interest expense	—	71
Total other comprehensive income	—	71
Comprehensive income (loss)	366,807	(3,221)
Less: Comprehensive loss attributable to noncontrolling interest in consolidated entities	25	27
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(45,336)	868
Comprehensive income (loss) attributable to the Company	$321,496	$(2,326)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Preferred Stock								Additional Paid In Capital				Noncontrolling Interests In Consolidated Entities		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount		Total
Balance at January 1, 2015	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,706,274	$(1,050,323)	(35,457)	$(125,725)	$800	$532,433	$177,064
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—	(43)	(446)	—	(446)	—
Equity-based compensation	—	—	—	—	—	—	—	—	107	—	—	—	—	107	64
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(2,269)	—	1,013	2,269	—	—	33
Reissuance of treasury shares	—	—	—	—	—	—	—	—	96,228	—	10,530	14,711	—	110,939	—
Dividends declared- common shares	—	—	—	—	—	—	—	—	—	(12,129)	—	—	—	(12,129)	—
Dividends declared- preferred shares- Series A	—	—	—	—	—	—	—	—	—	(886)	—	—	—	(886)	—
Dividends declared- preferred shares- Series D	—	—	—	—	—	—	—	—	—	(5,000)	—	—	—	(5,000)	—
Dividends declared – preferred shares- Series E	—	—	—	—	—	—	—	—	—	(2,604)	—	—	—	(2,604)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,726)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	1,316	—	139	206	—	1,522	(1,522)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	52,659	—	—	—	52,659	(52,659)
Net income (loss)	—	—	—	—	—	—	—	—	—	321,496	—	—	(25)	321,471	45,336
Balance at March 31, 2015	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,801,656	$(696,787)	(23,818)	$(108,985)	$775	$998,066	$165,590
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$366,807	$(3,292)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	37,864	26,229
Impairment charges	(106)	(101)
Amortization of loan costs and premiums, write-off of loan costs and exit fees	7,646	3,967
Bad debt expense	152	—
Equity in (earnings) loss of unconsolidated entities	6,622	3,498
Distribution of earnings from unconsolidated entities	249	—
Gain on hotel properties	(380,705)	(3,503)
Realized and unrealized gains on marketable securities	(2,275)	(1,064)
Purchases of marketable securities	(64,346)	(22,553)
Sales of marketable securities	64,036	22,319
Net settlement of trading derivatives	(1,367)	(253)
Unrealized loss on derivatives	1,698	347
Equity-based compensation	171	4,488
Changes in operating assets and liabilities, exclusive of effect of acquisitions and dispositions of hotel properties:
Restricted cash	3,003	(1,551)
Accounts receivable and inventories	(10,405)	(8,990)
Prepaid expenses and other assets	(6,690)	(5,413)
Accounts payable and accrued expenses	13,780	2,513
Due from affiliates	3,473	541
Due to/from related party	(6,315)	(1,114)
Due to/from third-party hotel managers	(8,295)	(1,828)
Due to/from Ashford Prime OP, net	561	(2,655)
Due to/from Ashford Inc., net	918	—
Other liabilities	3,851	(504)
Net cash provided by operating activities	30,327	11,081

Cash Flows from Investing Activities
Proceeds from payments of note receivable	60	61
Net proceeds from sales of hotel properties	7,502	22,402
Dividends from Ashford Prime OP	—	249
Acquisition of hotel properties, net of cash acquired	(287,618)	—
Change in restricted cash related to improvements and additions to hotel properties	49,703	—
Improvements and additions to hotel properties	(28,812)	(26,956)
Due from Ashford Prime OP	—	13,635
Payments of franchise fees	(175)	—
Proceeds from property insurance	282	—
Net cash provided by (used in) investing activities	(259,058)	9,391

Cash Flows from Financing Activities
Borrowings on indebtedness	1,581,032	200,000
Repayments of indebtedness and capital leases	(1,267,467)	(169,503)
Payments of loan costs and exit fees	(31,558)	(3,831)
Payments of dividends	(21,888)	(20,734)
Purchases of treasury shares	(446)	(231)
Payments for derivatives	(1,250)	(216)
Issuances of treasury stock	110,939	307
Distributions to noncontrolling interests in consolidated entities	—	(980)
Other	33	46
Net cash provided by financing activities	369,395	4,858

Net increase in cash and cash equivalents	140,664	25,330
Cash and cash equivalents at beginning of period	215,063	128,780
Cash and cash equivalents at end of period	$355,727	$154,110
Supplemental Cash Flow Information
Interest paid	$26,543	$24,588
Income taxes paid	197	19
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$6,522	$2,927
Deferred compensation to be settled in shares	—	183
Dividend receivable from Ashford Prime OP	249	249
Transfer of debt to Ashford Prime OP	—	69,000
Dividends declared but not paid	23,346	20,890
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”) focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity, and debt. Other than Ashford Hospitality Trust, Inc.’s investment in Ashford Inc. common stock, we own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. In this report, terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
On December 14, 2014, we executed a Letter Agreement (the “Agreement”) with PRISA III Investments ("PRISA III"). The Agreement was approved by the investment committee of Prudential Real Estate Investors ("PREI"), the investment manager of PRISA III, and fully executed and delivered to us on December 15, 2014. Pursuant to the Agreement, we agreed to purchase and PRISA III agreed to sell (the “Transaction”) all of PRISA III’s right, title and interest in and to its approximately 28.26% interest in the PIM Highland Holding LLC (“PIM Highland JV”). As of March 6, 2015, we own 100% of the PIM Highland JV. See Notes 3, 6 and 7.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of March 31, 2015, we owned interests in the following assets:

•
116 consolidated hotel properties, including 114 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 25,579 total rooms (or 25,552 net rooms excluding those attributable to our partners);

•	10 hotel properties owned through a 15.2% interest in Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”) with a carrying value of $54.6 million;

•	86 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 30.1% ownership in Ashford Inc. common stock with a carrying value of $4.4 million; and

•	a mezzanine loan with a carrying value of $3.6 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2015, our 116 hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of March 31, 2015, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 76 of our 116 hotel properties, one of the 10 Ashford Prime OP hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report to Stockholders on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015, and March 31, 2015, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

•
On March 1, 2014, we completed the sale of the Pier House Resort to Ashford Prime (“Ashford Prime”). The results of the Pier House Resort, which we acquired on May 14, 2013, and sold on March 1, 2014, are included in our results of operations for the period from January 1, 2014, through February 28, 2014.

•
On February 6, 2015, we acquired the Lakeway Resort & Spa, and on February 25, 2015, we acquired the Memphis Marriott East hotel. The results of these hotels are included in our results of operations as of their respective acquisition dates.

•
On March 6, 2015, we acquired the remaining approximate 28.26% interest in the 28 hotels of the PIM Highland JV. For the period January 1, 2014, through March 5, 2015, we have recorded equity in earnings for our ownership percentage. Beginning March 6, 2015, we consolidated the results of operations of these hotels.

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for investments in hotel properties for the three months ended March 31, 2015 and 2014.
Hotel Dispositions—Effective January 1, 2015, discontinued operations are defined as the disposal of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. We anticipate that dispositions of hotel properties will not represent a strategic shift that has (or will have) a major effect on our operations and financial results as most will not fit the definition. This new guidance is to be implemented prospectively only. As such, hotel property dispositions that occurred prior to December 31, 2014, will continue to be reported as discontinued operations in the statements of operations for all applicable periods presented. See Note 4.
Assets Held for Sale and Discontinued Operations—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity or group of components that represents a strategic shift that has (or will have) a major effect on our operations and cash flows.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible Assets and Liabilities—Intangible assets and liabilities represent the assets and liabilities recorded on certain hotel properties’ ground lease contracts that were below or above market rates at the date of acquisition. These assets and liabilities are amortized using the straight-line method over the remaining terms of the respective lease contracts.
Note Receivable—Mezzanine loan financing, classified as note receivable, represents a loan held for investment and intended to be held to maturity. Note receivable is recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three months ended March 31, 2015 and 2014.
Variable interest entities (“VIEs”), as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIEs do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at March 31, 2015, is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. Although the note receivable is considered to be a variable interest in the entity that owns the related hotel, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Impairment of Note Receivable—We review notes receivable for impairment each reporting period. A loan is impaired when, based on current information and events, collection of all amounts recorded as assets on the balance sheet is no longer considered probable. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded during the three months ended March 31, 2015 and 2014. Valuation adjustments of $(106,000) and $(101,000) on previously impaired notes were credited to impairment charges during the three months ended March 31, 2015 and 2014, respectively.
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 14.4% to 30.1% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded in the three months ended March 31, 2015 and 2014.
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
Marketable Securities—Marketable securities, including U.S. treasury bills, publicly traded equity securities and stocks, and put and call options on certain publicly traded securities. All of these investments are recorded at fair value. Put and call options are considered derivatives. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “marketable securities” or “liabilities associated with marketable securities and other” in the consolidated balance sheets. The cost of securities sold is determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains or losses and costs of investment, is reported as a component of “other income.” Unrealized gains and losses on these investments are reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to/from Affiliates—Due to/from affiliates represents current receivables and payables resulting primarily from advances of shared costs incurred. Both due to/from affiliates are generally settled within a period not exceeding one year.
Due to/from Related Party—Due to/from related party represents current receivables and payables resulting from transactions related to hotel management, project management and market services with a related party. Due to/from related party is generally settled within a period not exceeding one year.
Due to/from Ashford Prime OP, net—Due to/from Ashford Prime OP represents receivables and payables resulting primarily from miscellaneous operating and capital improvement true-ups between the two entities. In 2014, we had receivables related to advisory fees. Both due to/from Ashford Prime OP is generally settled within a period not exceeding one year.
Due to Ashford Inc., net—Due to Ashford Inc., net, represents current payables resulting primarily from advisory services fee, including reimbursable expenses. In 2014, due to Ashford Inc., net, included payables resulting primarily from costs associated with the spin-off of Ashford Inc. Due to Ashford Inc., net, is generally settled within a period not exceeding one year.
Revenue Recognition—Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income (including accretion of discounts on the mezzanine loan using the effective interest method) is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. We are reimbursed by PIM Highland JV for costs associated with managing its day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management and other services. Beginning with the three months ended March 31, 2014, we changed the presentation to report such reimbursements as “Other” revenue as opposed to credits within “Corporate, general and administrative” expense. This change had no impact on our financial condition or results of operations. As of March 6, 2015, we acquired the remaining approximate 28.26% of the PIM Highland JV which discontinued the aforementioned reimbursements.
Prior to the spin-off of Ashford Inc. in November 2014, we recognized advisory services revenue when services had been rendered. The quarterly base fee was equal to 0.7% per annum of the total market capitalization, as defined in the advisory agreement, of Ashford Prime, subject to certain minimums. Reimbursements for overhead and internal audit services was recognized when services had been rendered. We also recorded advisory services revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “corporate, general and administrative” expense.
Derivatives Instruments and Hedging—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). Interest rate derivatives could include swaps, caps, floors and flooridors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All of our derivatives are subject to master-netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
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
the ineffective portion of changes in fair value is recognized directly in earnings as “Unrealized gain (loss) on derivatives” in the consolidated statements of operations. For the three months ended March 31, 2015 and 2014, there was no ineffectiveness.

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
Reclassification—Certain amounts in the consolidated financial statements for the three months ended March 31, 2014, have been reclassified for discontinued operations.
Recently Adopted Accounting Standards—In April 2014, the FASB issued accounting guidance that revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The new accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We adopted this accounting guidance on January 1, 2015. The adoption of this accounting guidance impacted the presentation of our results of operations as it required the operations of our disposed hotel property to be included in continuing operations.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective in fiscal periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Upon adoption of the standard we will reclassify deferred financing

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

costs, net from total assets to be shown net of debt in the liabilities section of our consolidated balance sheet. Adoption of this standard will only affect the presentation of our consolidated balance sheet.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$661,499	$358,514
Buildings and improvements	3,535,862	2,125,656
Furniture, fixtures, and equipment	346,744	211,777
Construction in progress	16,563	11,704
Condominium properties	12,153	12,065
Total cost	4,572,821	2,719,716
Accumulated depreciation	(618,838)	(591,105)
Investments in hotel properties, net	$3,953,983	$2,128,611
Acquisitions
On February 6, 2015, we acquired a 100% interest in the Lakeway Resort & Spa (“Lakeway Resort”) in Austin, Texas, for total consideration of $33.5 million. The acquisition was funded with cash. We have allocated the assets acquired and liabilities assumed on a preliminary basis using the estimated fair value information currently available. This valuation is considered a Level 3 valuation technique. We are in the process of obtaining necessary information and evaluating the values assigned to investment in hotel properties and property level working capital balances. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact depreciation and amortization expense.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$4,541
Buildings and improvements	24,703
Furniture, fixtures, and equipment	4,237
33,481
Net other assets and liabilities	(382)
The results of operations of the hotel property have been included in our results of operations since February 6, 2015. For the three months ended March 31, 2015, we have included total revenue of $1.8 million and net loss of $58,000 in our consolidated statements of operations.
On February 25, 2015, we acquired a 100% interest in the Memphis Marriott East (“Memphis Marriott”) hotel in Memphis, Tennessee for total consideration of $43.5 million. The acquisition was funded with cash. We have allocated the assets acquired and liabilities assumed on a preliminary basis using the estimated fair value information currently available. This valuation is considered a Level 3 valuation technique. We are in the process of obtaining necessary information and evaluating the values assigned to investment in hotel properties and property level working capital balances. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact depreciation and amortization expense.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$6,210
Buildings and improvements	32,934
Furniture, fixtures, and equipment	4,350
43,494
Net other assets and liabilities	34
The results of operations of the hotel property have been included in our results of operations since February 25, 2015. For the three months ended March 31, 2015, we have included total revenue of $1.2 million and net income of $152,000 in our consolidated statements of operations.
On March 25, 2015, we completed the financing of a $33.3 million mortgage loan, secured by the Memphis Marriott. See Note 7.
As previously discussed in Note 1, we acquired the remaining approximate 28.26% interest in the PIM Highland JV. The transaction closed on March 6, 2015, for consideration of $250.1 million in cash. We recognized a gain of $381.8 million. Subsequent to the close of the transaction, $907.6 million of existing debt of the PIM Highland JV was refinanced. See Note 7. We have allocated the assets acquired and liabilities assumed on a preliminary basis using the estimated fair value information currently available. This valuation is considered a Level 3 valuation technique. We are in the process of obtaining necessary information and evaluating the values assigned to investment in hotel properties and property level working capital balances. We are also in the process of evaluating the fair value of intangibles associated with above and below market leases which could impact rent expense. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact depreciation and amortization expense.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$292,934
Buildings and improvements	1,351,293
Furniture, fixtures, and equipment	118,878
1,763,105
Indebtedness	(1,120,082)
Net other assets and liabilities	105,814
The results of operations of the hotel properties have been included in our results of operations since March 6, 2015. For the three months ended March 31, 2015, we have included total revenue of $37.6 million and net income of $434,000 in our consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Subsequent to March 31, 2015, on April 29, 2015, we completed the acquisition of the Hampton Inn & Suites in Gainesville, Florida for total consideration of $25.3 million in cash.
The following table reflects the unaudited pro forma results of operations as if all acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2014 and the removal of $495,000 of non-recurring transaction costs and gain on acquisition of the PIM Highland JV of $381.8 million. The table also reflects the removal of equity in loss in unconsolidated entity of $3.8 million and $2.8 million for the three month ended March 31, 2015 and 2014, respectively. These adjustments are directly attributable to the transactions for the three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenue	$330,830	$310,103
Net loss	(23,129)	(11,466)
4. Hotel Dispositions
Effective January 1, 2015, discontinued operations according to ASU 2014-08 are defined as the disposal of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. As a result, operations of hotels sold subsequent to December 31, 2014 will continue to be reported in continuing operations, while gains/losses on disposition will be included in gain/loss on sale of property, after continuing operations. For transactions that have been classified as discontinued operations for periods prior to ASU 2014-08, we will continue to present the operating results as discontinued operations in the statements of operations for all applicable periods presented.
In March 2015, we completed the sale of the Hampton Inn hotel in Terre Haute, Indiana. We included operations for this hotel through the date of disposition in income (loss) from continuing operations as shown in the consolidated statements of operations for the three months ended March 31, 2015 and 2014, as disposition of this hotel does not represent a strategic shift in our business.
The following table includes condensed financial information from this hotel (in thousands):

	Three Months Ended March 31,
	2015	2014
Total hotel revenue	$361	$472
Total hotel operating expenses	(308)	(430)
Operating income	53	42
Property taxes, insurance and other	(40)	(41)
Depreciation and amortization	(164)	(150)
Interest expense and amortization of loan costs	—	(128)
Loss from continuing operations	(151)	(277)
Loss on sale of hotel property	(1,130)	—
Net loss	(1,281)	(277)
Net loss from continuing operations attributable to redeemable noncontrolling interests in operating partnership	147	36
Loss from continuing operations attributable to the Company	$(1,134)	$(241)
In November 2014, we completed the sale of the Homewood Suites hotel in Mobile, Alabama. Since this hotel sold prior to ASU 2014-08, we will continue to present the operating results as discontinued operations in the statements of operations for all applicable periods presented. The following table includes condensed financial information from this hotel for the three months ended March 31, 2014 (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Three Months Ended March 31,
2014
Hotel revenues	$735
Hotel operating expenses	(473)
Operating income	262
Property taxes, insurance and other	(31)
Depreciation and amortization	(77)
Interest expense and amortization of loan costs	(150)
Net income	4
Income from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	(1)
Income from discontinued operations attributable to the Company	$3
5. Note Receivable
At March 31, 2015 and December 31, 2014, we had one mezzanine loan receivable with a net carrying value of $3.6 million, net of a valuation allowance of $7.4 million and $7.5 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.
6. Investment in Unconsolidated Entities
We held a 71.74% common equity interest and a $25.0 million, or 50%, preferred equity interest earning an accrued but unpaid 15% annual return with priority over common equity distributions in PIM Highland JV, a 28-hotel portfolio venture. Although we had majority ownership in PIM Highland JV, all major decisions related to the joint venture, including establishment of policies and operating procedures with respect to business affairs and incurring obligations and expenditures, were subject to the approval of an executive committee, which was comprised of four persons with us and our partner each designating two of those persons. As a result, we utilized the equity accounting method with respect to the PIM Highland JV.
As previously discussed, pursuant to the Agreement, we agreed to purchase and PRISA III agreed to sell all of PRISA III’s right, title and interest in and to its approximately 28.26% interest in the PIM Highland JV. As of March 6, 2015, we own 100% of the PIM Highland JV. Prior to the acquisition of the remaining approximate 28.26% interest in the PIM Highland JV, we had a carrying value of $144.8 million at December 31, 2014. The acquisition-date fair value of the previous equity interest was $522.8 million and is included in the measurement of the consideration transferred. We recognized a gain of $381.8 million as a result of remeasuring our equity interest in PIM Highland JV before the business combination. See Note 3 for unaudited pro forma results of operations and Note 7 for indebtedness related to the PIM Highland JV.
The following tables summarize the consolidated balance sheet as of December 31, 2014 and the consolidated statements of operations for the period from January 1, 2015 through March 5, 2015 and the three months ended March 31, 2014 of the PIM Highland JV (in thousands):

PIM Highland JV
Condensed Consolidated Balance Sheet

December 31, 2014
Total assets	$1,394,806
Total liabilities	1,166,682
Members’ equity	228,124
Total liabilities and members’ equity	$1,394,806

Our ownership interest in PIM Highland JV	$144,784

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

PIM Highland JV
Condensed Consolidated Statements of Operations

	Period from January 1 to March 5,	Three Months Ended March 31,
	2015	2014
Total revenue	$76,695	$108,761
Total operating expenses	(69,949)	(95,388)
Operating income	6,746	13,373
Interest income and other	17	13
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	(10,212)	(15,908)
Other expenses	—	(44)
Income tax expense	(1,222)	(447)
Net loss	$(4,671)	$(3,013)
Our equity in loss of PIM Highland JV	$(3,836)	$(2,754)
At March 31, 2015 and December 31, 2014, we held a 15.2% and 14.9%, respectively, ownership interest in Ashford Prime OP, a 10-hotel portfolio, totaling 3,707 rooms (3,472 net rooms excluding those attributable to our partners).
The following tables summarize the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 and the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, of Ashford Prime OP (in thousands):
Ashford Hospitality Prime Limited Partnership
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
Total assets	$1,225,832	$1,229,508
Total liabilities	815,555	805,510
Partners’ capital	410,277	423,998
Total liabilities and partners’ capital	$1,225,832	$1,229,508
Our ownership interest in Ashford Prime OP	$54,613	$54,907

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Hospitality Prime Limited Partnership
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
Total revenue	$77,789	$61,806
Total operating expenses	(69,530)	(57,031)
Operating income	8,259	4,775
Interest income	4	4
Other Income	139	—
Interest expense and amortization and write-offs of loan costs	(9,637)	(8,989)
Unrealized gain on investments	1,323	—
Unrealized loss on derivatives	(32)	(15)
Income tax expense	(481)	(226)
Net loss	(425)	(4,451)
Loss from consolidated entities attributable to noncontrolling interests	147	405
Net loss attributable to Ashford Prime OP	$(278)	$(4,046)
Our equity in loss of Ashford Prime OP	$(45)	$(744)
On February 27, 2014, we announced that our Board of Directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our common stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. The exchange occurred on November 12, 2014, simultaneously with the distribution to common stockholders. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock for the benefit of our common stockholders, which represents an approximate 30.1% ownership interest in Ashford Inc. at the time of the spin-off. In connection with the spin-off, we entered into a 20-year advisory agreement with Ashford Inc.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed balance sheets as of March 31, 2015 and December 31, 2014 and the condensed statements of operations for the three months ended March 31, 2015 and 2014 of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Balance Sheets

	March 31, 2015	December 31, 2014
Total assets	$48,801	$49,230
Total liabilities	37,807	33,912
Redeemable noncontrolling interests in Ashford LLC	535	424
Total equity	10,459	14,894
Total liabilities and equity	$48,801	$49,230
Our ownership interest in Ashford Inc.	$4,358	$7,099
Ashford Inc.
Condensed Statements of Operations

	Three Months Ended March 31,
	2015	2014
Total revenue	$13,118	$2,312
Total operating expenses	(21,502)	(11,110)
Operating loss	(8,384)	(8,798)
Income tax expense	(1,454)	(15)
Net loss	(9,838)	(8,813)
Loss from consolidated entities attributable to noncontrolling interests	763	—
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	21	—
Net loss attributable to Ashford Inc.	$(9,054)	$(8,813)
Our equity in loss of Ashford Inc.	$(2,741)	$—
Additionally, as of March 31, 2015 and December 31, 2014, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2015	December 31, 2014
Mortgage loan (4)	5 hotels	November 2015	Greater of 6.40% or LIBOR (1) + 6.15%	$—	$211,000
Mortgage loan	10 hotels	July 2015	5.22%	—	145,278
Mortgage loan	8 hotels	December 2015	5.70%	92,203	92,772
Mortgage loan	5 hotels	February 2016	5.53%	104,692	105,164
Mortgage loan	5 hotels	February 2016	5.53%	75,207	75,546
Mortgage loan (2)(6)	5 hotels	February 2016	LIBOR (1) + 4.75%	200,000	200,000
Mortgage loan (2)	7 hotels	August 2016	LIBOR (1) + 4.35%	301,000	301,000
Mortgage loan (2)	5 hotels	August 2016	LIBOR (1) + 4.38%	62,900	62,900
Mortgage loan (2)	1 hotel	August 2016	LIBOR (1) + 4.20%	37,500	37,500
Mortgage loan (2)	8 hotels	January 2017	LIBOR (1) + 4.95%	376,800	—
Mortgage loan (5)	24 hotels	April 2017	LIBOR (1) + 4.39%	1,070,560	—
Mortgage loan (2)	1 hotel	April 2017	LIBOR (1) + 4.95%	33,300	—
Mortgage loan	5 hotels	April 2017	5.95%	111,463	111,869
Mortgage loan	5 hotels	April 2017	5.95%	100,188	100,552
Mortgage loan	5 hotels	April 2017	5.95%	152,447	153,002
Mortgage loan	7 hotels	April 2017	5.95%	121,940	122,384
Mortgage loan	1 hotel	January 2018	4.38%	99,343	—
Mortgage loan	2 hotels	January 2018	4.44%	108,646	—
Mortgage loan (3)	1 hotel	July 2019	LIBOR (1) + 3.75%	5,524	5,525
Mortgage loan	1 hotel	November 2020	6.26%	99,509	99,780
Mortgage loan	1 hotel	January 2024	5.49%	10,636	10,673
Mortgage loan	1 hotel	January 2024	5.49%	7,288	7,313
Mortgage loan	1 hotel	May 2024	4.99%	6,819	6,845
Mortgage loan	3 hotels	August 2024	5.20%	67,520	67,520
Mortgage loan	2 hotels	August 2024	4.85%	12,500	12,500
Mortgage loan	3 hotels	August 2024	4.90%	24,980	24,980
Mortgage loan	3 hotels	February 2025	4.45%	54,813	—
Mortgage loan	2 hotels	February 2025	4.45%	24,461	—
Mortgage loan	2 hotels	February 2025	4.45%	21,192	—
				3,383,431	1,954,103
Premiums				4,192	—
Total				$3,387,623	$1,954,103
____________________________________
(1) LIBOR rates were 0.176% and 0.171% at March 31, 2015 and December 31, 2014, respectively.
(2) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions.
(3) This mortgage loan provides for an interest rate of LIBOR + 3.75% with a 0.25% LIBOR floor for the first 18 months and is fixed at 4.0% thereafter.
(4) This mortgage loan had three one-year extension options subject to satisfaction of certain conditions. The first one-year extension period began in November 2014.
(5) This mortgage loan has four one-year extension options subject to satisfaction of certain conditions.
(6) This mortgage loan has a LIBOR floor of 0.20%.
On January 2, 2015, we refinanced two mortgage loans totaling $356.3 million. The refinance included our $211.0 million mortgage loan due November 2015 and the $145.3 million mortgage loan due July 2015. The new loans totaled $477.3 million in four loan pools as of March 31, 2015. The new loans include a $376.8 million mortgage loan due January 2017, a $54.8 million mortgage loan due February 2025, a $24.5 million mortgage loan due February 2025 and a $21.2 million mortgage loan due February 2025. The $376.8 million mortgage loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity is January 2017, with three one-year extension options. The three mortgage loans totaling $100.5 million due February 2025 bear interest at a fixed rate of 4.45%. The stated maturity date for each of these loans is February 2025. The new loans continue to be secured by the same 15 hotel properties.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On March 25, 2015, we completed the financing of a $33.3 million mortgage loan, secured by the Memphis Marriott. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity is April 2017, with three one-year extension options.
During the three months ended March 31, 2015, we recognized premium amortization of $127,000. The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
As previously discussed in Note 1, pursuant to the Agreement, we acquired the remaining approximate 28.26% interest in the PIM Highland JV. The transaction closed on March 6, 2015. Subsequent to the close of the transaction, $907.6 million of assumed mortgage loans due March 2015 were refinanced with a $1.07 billion non-recourse mortgage loan due April 2017. The new loan provides for an interest rate of LIBOR plus 4.39%. Additionally we assumed two mortgage loans which include a $99.3 million mortgage due January 2018 with a fixed interest rate of 4.38% and a $108.6 million mortgage loan due January 2018 with a fixed interest rate of 4.44%.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of March 31, 2015, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
8. Income (Loss) Per Share
Basic income (loss) per common share is calculated using the two-class method by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated using the two-class method, or treasury stock method if more dilutive, and reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income (loss) allocated to common stockholders:
Net income (loss) attributable to the Company	$321,496	$(2,391)
Less: Dividends on preferred stocks	(8,490)	(8,490)
Less: Dividends on common stock	(11,964)	(9,629)
Less: Dividends on unvested restricted shares	(165)	(84)
Less: Undistributed income from continuing operations allocated to unvested shares	(2,035)	—
Undistributed income (loss)	298,842	(20,594)
Add back: Dividends on common stock	11,964	9,629
Distributed and undistributed income (loss) from continuing operations - basic	$310,806	$(10,965)
Add back: Income from continuing operations allocated to operating partnership units	45,336	—
Distributed and undistributed net income (loss) - diluted	$356,142	$(10,965)

Income from discontinued operations allocated to common stockholders:
Income from discontinued operations attributable to the Company	$—	$3

Weighted average shares outstanding:
Weighted average common shares outstanding - basic	95,539	81,690
Effect of assumed conversion of operating partnership units	18,373	—
Weighted average shares outstanding - diluted	113,912	81,690

Basic income (loss) per share:
Income (loss) from continuing operations allocated to common stockholders per share	$3.25	$(0.13)
Income from discontinued operations allocated to common stockholders per share	—	—
Net income (loss) allocated to common stockholders per share	$3.25	$(0.13)

Diluted income (loss) per share:
Income (loss) from continuing operations allocated to common stockholders per share	$3.13	$(0.13)
Income from discontinued operations allocated to common stockholders per share	—	—
Net income (loss) allocated to common stockholders per share	$3.13	$(0.13)
Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss) allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$2,200	$84
Net income (loss) attributable to noncontrolling interest in operating partnership units	—	(877)
Total	$2,200	$(793)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	432	144
Effect of assumed conversion of operating partnership units	—	19,316
Total	432	19,460

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt as a way to potentially improve cash flows. We also use non-hedge derivatives to capitalize on the historical correlation between changes in LIBOR and RevPAR. The interest rate derivatives currently include interest rate caps. These derivatives are subject to master netting settlement arrangements. As of March 31, 2015, maturities on these instruments range from November 2015 to April 2017. To mitigate the nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.
In 2015, we entered into interest rate caps with notional amounts totaling $1.5 billion and strike rates ranging from 2.50% to 3.00%. These interest rate caps had effective dates from January 2015 to March 2015, and maturity dates from January 2017 to April 2017, for a total cost of $1.3 million. These instruments were not designated as a cash flow hedges. These instruments cap the interest rates on our mortgage loans with principal balances of $1.5 billion and a maturity dates from January 2017 to April 2017.
In 2014, we entered into an interest rate cap with a notional amount and strike rate of $200.0 million and 2.25%, respectively, which had an effective date of January 2014, a maturity date of February 2016 and total cost of $216,000. The instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $200.0 million and a maturity date of February 2016.
Credit Default Swap Derivatives—A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $1.8 million as of March 31, 2015. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in market value is over $250,000.
In February 2015 and August 2011, we entered into credit default swap transactions for notional amounts of $45.0 million and $100.0 million, respectively, to hedge financial and capital market risk for upfront costs of $1.6 million and $8.2 million, respectively, that was subsequently returned to us as collateral by our counterparty. The net carrying value of these credit default swaps was an asset of $503,000 and liability of $184,000 as of March 31, 2015 and December 31, 2014, respectively, which are included in “derivative assets, net” and “liabilities associated with marketable securities and other”, respectively, in the consolidated balance sheets. We recognized an unrealized loss of $0.7 million and $226,000 for the three months ended March 31, 2015 and 2014, respectively, which are included in “unrealized loss on derivatives” in the consolidated statements of operations.
Marketable Securities and Liabilities Associated with Marketable Securities and other—We invest in publicly traded equity securities and put and call options on certain publicly traded equity securities, which are considered derivatives. At March 31, 2015, we had investments in these derivatives totaling $1.2 million and liabilities of $1.0 million. At December 31, 2014, we had investments in these derivatives totaling $654,000 and liabilities of $997,000.

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2015, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.18% to 1.31% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(4)	Total

March 31, 2015:
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$—	$414	$—	$—	$414	(1)
Credit default swaps	—	1,331	—	(828)	503	(1)
Equity put options	935	—	—	—	935	(2)
Equity call options	267	—	—	—	267	(2)
Non-derivative assets:
Equity	53,155	—	—	—	53,155	(2)
U.S. treasury securities	18,070	—	—	—	18,070	(2)
Total	72,427	1,745	—	(828)	73,344

Liabilities
Derivative liabilities:
Short equity put options	(353)	—	—	—	(353)	(3)
Short equity call options	(694)	—	—	—	(694)	(3)
Non-derivative liabilities:
Equity	(1,427)	—	—	—	(1,427)	(3)
Margin account balance	(10,297)	—	—	—	(10,297)	(3)
Total	(12,771)	—	—	—	(12,771)
Net	$59,656	$1,745	$—	$(828)	$60,573

December 31, 2014:
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$—	$182	$—	$—	$182	(1)
Equity put options	653	—	—	—	653	(2)
Equity call options	1	—	—	—	1	(2)
Non-derivative assets:
Equity securities	57,941	—	—	—	57,941	(2)
U.S. treasury securities	4,622	—	—	—	4,622	(2)
Total	63,217	182	—	—	63,399
Liabilities
Derivative liabilities:
Credit default swaps	—	379	—	(563)	(184)	(3)
Short equity put options	(216)	—	—	—	(216)	(3)
Short equity call options	(781)	—	—	—	(781)	(3)
Non-derivative liabilities:
Short equity securities	(17)	—	—	—	(17)	(3)
Margin account balance	(5,003)	—	—	—	(5,003)	(3)
Total	(6,017)	379	—	(563)	(6,201)
Net	$57,200	$561	$—	$(563)	$57,198
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Gain (Loss) Recognized in Income				Reclassified from Accumulated OCI into Interest Expense
	Three Months Ended March 31,				Three Months Ended March 31,
	2015		2014		2015	2014
Assets
Derivative assets:
Interest rate derivatives	$(1,018)		$(121)		$—	$71
Equity put options	(1,290)		(462)		—	—
Equity call options	80		(50)		—	—
Credit default swaps	(737)		(247)		—	—
Non-derivative assets:
Equity - American Depositary Receipt	(65)		—		—	—
Equity	2,063		948		—	—
U.S. Treasury	406		294		—	—
Total	(561)		362		—	71
Liabilities
Derivative liabilities:
Short equity put options	595		4		—	—
Short equity call options	579		391		—	—
Non-derivative liabilities:
Short equity securities	(36)		—		—	—
Total	1,138		395		—	—
Net	$577		$757		$—	$71
Total combined
Interest rate derivatives	$(1,018)		$(121)		$—	$71
Credit default swaps	(680)		(226)		—	—
Total derivatives	(1,698)	(1)	(347)	(1)	—	71
Unrealized gain (loss) on marketable securities	(1,802)	(3)	1	(3)	—	—
Realized gain on marketable securities	4,077	(2) (4)	1,103	(2) (4)	—	—
Net	$577		$757		$—	$71

____________________________________
(1) Reported as “unrealized loss on derivatives” in the consolidated statements of operations.
(2) Included in “other income” in the consolidated statements of operations.
(3) Reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
(4) Includes costs of $57 and $21 for the three months ended March 31, 2015 and 2014, respectively, associated with credit default swaps.
There was no change in fair value of our interest rate derivatives that were recognized in other comprehensive loss for the three months ended March 31, 2014.

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

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$72,427	$72,427	$63,217	$63,217
Derivative assets, net	917	917	182	182
Liabilities associated with marketable securities and other	12,771	12,771	6,201	6,201

Financial assets not measured at fair value:
Cash and cash equivalents	$355,727	$355,727	$215,063	$215,063
Restricted cash	143,043	143,043	85,830	85,830
Accounts receivable, net	52,512	52,512	22,399	22,399
Note receivable, net	3,599	3,117 to 3,445	3,553	3,049 to 3,370
Due from affiliates	—	—	3,473	3,473
Due from Ashford Prime OP, net	335	335	896	896
Due from related party, net	1,922	1,922	—	—
Due from third-party hotel managers	39,047	39,047	12,241	12,241

Financial liabilities not measured at fair value:
Indebtedness	$3,387,623	$3,267,372 to $3,611,305	$1,954,103	$1,905,801 to $2,106,413
Accounts payable and accrued expenses	131,890	131,890	71,118	71,118
Dividends payable	23,346	23,346	21,889	21,889
Due to Ashford Inc., net	9,120	9,120	8,202	8,202
Due to related party, net	—	—	1,867	1,867
Due to third-party hotel managers	1,529	1,529	1,640	1,640
Cash, cash equivalents, and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, accounts payable and accrued expenses, dividends payable, due to/from Ashford Prime OP, due to/from related party, due from affiliates, due to/from Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Note receivable, net. Fair value of notes receivable is determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for this note. We estimated the fair value of the note receivable to be approximately 13.4% to 4.3% lower than the carrying value of $3.6 million at March 31, 2015 and approximately 14.2% to 5.2% lower than the carrying value of $3.6 million at December 31, 2014. This is considered a Level 2 valuation technique.
Marketable securities. Marketable securities consist of U.S. treasury bills, publicly traded equity securities, and put and call options on certain publicly traded equity securities. The fair value of these investments is based on quoted market closing prices at the balance sheet dates. See Notes 2, 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 96.5% to 106.6% of the carrying value of $3.4 billion at March 31, 2015 and approximately 97.5% to 107.8% of the carrying value of $2.0 billion at December 31, 2014. This is considered a Level 2 valuation technique.
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
12. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to the Class B common units. Class B common units have a fixed dividend rate of 6.82% in years one to three and 7.2% thereafter, and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B common units, all other outstanding units represent common units. Beginning one year after issuance, each common unit (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, up to one share of our common stock. Beginning ten years after issuance, each Class B common unit may be converted into a common unit at either party’s discretion. As a result of the Ashford Inc. spin-off, holders of our common stock were distributed one share of Ashford Inc. common stock for every 87 shares of our common stock, while our unit holders received one common unit of the operating limited liability company subsidiary of Ashford Inc. for each common unit of our operating partnership the holder held, and such holder then had the opportunity to exchange up to 99% of those units for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 common units. Following the spin-off, Ashford Hospitality Trust, Inc. continues to hold 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, and all of our remaining lodging investments are owned by Ashford Trust OP. Therefore, each common unit and LTIP unit was worth approximately 93% and 94% of one share of our common stock at March 31, 2015 and December 31, 2014, respectively.
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, have vesting periods ranging from three to five years. Additionally, certain independent members of the Board of Directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
As of March 31, 2015, we have issued a total of 8.7 million LTIP units, all of which, other than approximately 660,000 units, issued in March 2015, have reached full economic parity with, and are convertible into, common units. Expense of $64,000 was recognized for the three months ended March 31, 2015, all of which was associated with LTIP units issued to Ashford LLC’s employees and is included in “advisory services fee” in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. Compensation expense of $3.9 million associated with the issuance of LTIP units was recognized for the three months ended March 31, 2014, while we were self-advised. The fair value of the unamortized LTIP units, which was $5.8 million at March 31, 2015, will be amortized over a period of 3.0 years.
During the three months ended March 31, 2015, 150,000 common units with an aggregate fair value of $1.5 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price. During the three months ended March 31, 2014, no common units were presented for redemption.

Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of March 31, 2015 and December 31, 2014 were $165.6 million and $177.1 million, respectively, which represents ownership of our operating partnership of 12.38% and 13.01%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2015 and December 31, 2014 included adjustments of $115.7 million and $169.3 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net income of $45.3 million and and net loss of $877,000 for the three months ended March 31, 2015 and 2014, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.7 million for each of the three months ended March 31, 2015 and 2014. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
13. Equity and Equity-Based Compensation
Equity Offering—On January 29, 2015, we commenced a follow-on public offering of 9.5 million shares of common stock. The offering priced on January 30, 2015, at $10.65 per share for gross proceeds of $101.2 million. We granted the underwriters a 30-day option to purchase up to an additional 1.425 million shares of common stock. On February 10, 2015, the underwriters partially exercised their option and purchased an additional 1.029 million shares of our common stock at a price of $10.65 per share less the underwriting discount.
Common Stock Dividends—For each of the 2015 and 2014 quarters, the Board of Directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2015.
Equity-Based Compensation—Stock-based compensation expense for the three months ended March 31, 2015, was $107,000, which is associated with restricted shares of our common stock issued to Ashford LLC’s employees and is included in “advisory services fee” in our consolidated statements of operations. We recognized compensation expense related to restricted shares of our common stock of $617,000 for the three months ended March 31, 2014, while we were self-advised. The fair value of the unamortized restricted shares, which was $9.6 million at March 31, 2015, will be amortized over a period of 3.0 years.
Preferred Dividends—During the three months ended March 31, 2015, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9.00% Series E preferred stock. During the three months ended March 31, 2014, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner, had an ownership interest of 15% in two hotel properties and a total carrying value of $775,000 and $800,000 at March 31, 2015 and December 31, 2014, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated losses of $25,000 and $27,000 for the three months ended March 31, 2015 and 2014, respectively.
14. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2015, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at March 31, 2015, we pay franchisor royalty fees between 2.5% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 6% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2015 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
Our continuing operations incurred franchise fees of $11.9 million and $8.9 million for the three months ended March 31, 2015 and 2014, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Management Fees—Under management agreements for our hotel properties existing at March 31, 2015, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 1.5% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2015 through 2044, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—If we sell or transfer the Marriott Crystal Gateway in Arlington, Virginia prior to July 2016, we will be required to indemnify the entity from which we acquired the property if, as a result of such transactions, such entity would recognize a gain for federal tax purposes. In general, tax indemnities equal the federal, state, and local income tax liabilities the contributor or their specified assignee incurs with respect to the gain allocated to the contributor. The contribution agreements’ terms generally require us to gross up tax indemnity payments for the amount of income taxes due as a result of such tax indemnities.
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
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant, Nantucket Enterprises, Inc., had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. The landlord is preparing various post trial motions. A final judgment was entered and the landlord has filed a notice of appeal. As a result of the jury verdict, we previously recorded pre-judgment interest of $707,000 and accrued a reasonable estimate of loss related to legal fees of $400,000 during 2014. For the three months ended March 31, 2015, we recorded additional pre-judgment interest of $24,000. Including the 2014 judgment, pre-judgment interest and estimated loss of legal expenses, total expense was $11.9 million through March 31, 2015. The additional charges related to pre-judgment interest are included in other expenses in the consolidated statements of operations for the three months ended March 31, 2015.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2015 and December 31, 2014, all of our hotel properties were domestically located.
16. Subsequent Events
On April 17, 2015, we completed the financing of a $25.1 million mortgage loan, secured by the Lakeway Resort in Austin, Texas. The new mortgage loan is interest only and provides for a floating interest rate of LIBOR + 5.10%. The stated maturity is May 2017, with three one-year extension options.
On April 29, 2015, we completed the acquisition of the 124-room Hampton Inn & Suites in Gainesville, Florida for total consideration of $25.3 million in cash.
The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2014, is included in Note 3.

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
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward looking statements are generally identifiable by use of forward looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

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
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
factors discussed in our Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 2, 2015, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

•	general and economic business conditions affecting the lodging and travel industry;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	availability of qualified personnel to our advisor;

•	changes in our industry and the market in which we operate, interest rates, or local economic conditions

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with our advisor, Remington Lodging & Hospitality, LLC, our executive officers and our non-independent directors;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended, and related rules, regulations and interpretations governing the taxation of REITs; and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes.
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
Recent Developments
On January 2, 2015, we refinanced two mortgage loans totaling $356.3 million. The refinance included our $211.0 million mortgage loan due November 2015 and our $145.3 million mortgage loan due July 2015. The new loans totaled $477.3 million in four loan pools. The new loans continue to be secured by the same 15 hotel properties.
On January 29, 2015, we commenced a follow-on public offering of 9.5 million shares of common stock. The offering priced on January 30, 2015, at $10.65 per share for gross proceeds of $101.2 million. We granted the underwriters a 30-day option to purchase up to an additional 1.425 million shares of common stock. On February 10, 2015, the underwriters partially exercised their option and purchased an additional 1.029 million shares of our common stock at a price of $10.65 per share less the underwriting discount.
On February 6, 2015, we acquired a 100% interest in the Lakeway Resort for total consideration of $33.5 million. The acquisition was funded with cash.
On February 25, 2015, we acquired a 100% interest in the Memphis Marriott for total consideration of $43.5 million. The acquisition was funded with cash.
On March 11, 2015, we completed the sale of the Hampton Inn in Terre Haute, Indiana for approximately $7.9 million. The sale resulted in a loss of approximately $1.1 million which is included in our continuing operations for the three months ended March 31, 2015.
On March 25, 2015, we completed the financing of a $33.3 million mortgage loan, secured by Memphis Marriott. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity is April 2017, with three one-year extension options.
On March 6, 2015, we acquired the remaining approximate 28.26% interest in the PIM Highland JV for $250.1 million in cash. Subsequent to the close of the transaction, $907.6 million of mortgage loans due March 2015, were refinanced with a $1.07 billion non-recourse mortgage loan due April 2017. The new loan provides for an interest rate of LIBOR plus 4.39%. Additionally we assumed two mortgage loans which include a $99.3 million mortgage due January 2018 with a fixed interest rate of 4.38% and a $108.6 million mortgage loan due January 2018 with a fixed interest rate of 4.44%.

On April 17, 2015, we completed the financing of a $25.1 million mortgage loan, secured by the Lakeway Resort in Austin, Texas. The new mortgage loan is interest only and provides for a floating interest rate of LIBOR + 5.10%. The stated maturity is May 2017, with three one-year extension options.
On April 29, 2015, we completed the acquisition of the 124-room Hampton Inn hotel in Gainesville, Florida, for total considerations of $25.3 million in cash.
On January 29, 2015, we announced the formation of Ashford Hospitality Select, Inc. (“Ashford Select”), a new company focused on investing primarily in premium-branded select-service hotels, including extended stay hotels in the U.S. On February 18, 2015, we entered into certain contribution and purchase and sale agreements in anticipation of the imminent launch of Ashford Select. Those agreements contemplated a proposed private placement of Ashford Select Class A common stock, which has not occurred, and the contribution and purchase and sale agreements have been terminated. While we have continued to pursue the launch of this platform, at this time it is uncertain whether we will pursue this strategy with an external capital source or through a wholly owned subsidiary of Ashford Trust.
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
In September 2011, we entered into an ATM program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. While the ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached, it is not available until such time that a new prospectus is filed. Through March 31, 2015, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the three months ended March 31, 2015, no shares were issued.
On January 2, 2015, we refinanced two mortgage loans totaling $356.3 million. The refinance included our $211.0 million mortgage loan due November 2015 and our $145.3 million mortgage loan due July 2015. The new loans totaled $477.3 million in four loan pools. The new loans continue to be secured by the same 15 hotel properties.
On January 29, 2015, we commenced a follow-on public offering of 9.5 million shares of common stock. The offering priced on January 30, 2015, at $10.65 per share for gross proceeds of $101.2 million. We granted the underwriters a 30-day option to purchase up to an additional 1.425 million shares of common stock. On February 10, 2015, the underwriters partially exercised their option and purchased an additional 1.029 million shares of our common stock at a price of $10.65 per share less the underwriting discount.

On March 25, 2015, we completed the financing of a $33.3 million mortgage loan, secured by the Memphis Marriott. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity is April 2017, with three one-year extension options.
On March 6, 2015, we acquired the remaining approximate 28.26% interest in the PIM Highland JV for $250.1 million in cash. Subsequent to the close of the transaction, $907.6 million of mortgage loans due March 2015, were refinanced with a $1.07 billion non-recourse mortgage loan due April 2017. The new loan provides for an interest rate of LIBOR plus 4.39%. Additionally we assumed two mortgage loans which include a $99.3 million mortgage due January 2018 with a fixed interest rate of 4.38% and a $108.6 million mortgage loan due January 2018 with a fixed interest rate of 4.44%.
On April 17, 2015, we completed the financing of a $25.1 million mortgage loan, secured by the Lakeway Resort in Austin, Texas. The new mortgage loan is interest only and provides for a floating interest rate of LIBOR + 5.10%. The stated maturity is May 2017, with three one-year extension options.
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
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $30.3 million and $11.1 million for the three months ended March 31, 2015 and 2014, respectively. Cash flows from operations were impacted by changes in hotel operations, the results of the Pier House Resort, which was sold on March 1, 2014 and is included for the periods from January 1, 2014 through February 28, 2014, the operating results of the Lakeway Resort and the Memphis Marriott, which were acquired on February 6, 2015 and February 25, 2015, respectively, the results of the PIM Highland JV, which the remaining 28.26% was acquired on March 6, 2015, the effect of the Ashford Inc. spin-off, that was included in the 2014 results, but not the 2015 results, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2015, investing activities used net cash flows of $259.1 million, which consisted of cash outflows of $287.6 million primarily attributable the purchase of the Lakeway Resort, Memphis Marriott and the remaining approximate 28.26% interest in the PIM Highland JV hotel properties, $28.8 million for capital improvements made to various hotel properties and $175,000 for franchise fees. These outflows were partially offset by inflows of $49.7 million of reductions in restricted cash for capital expenditures, $7.5 million attributable to cash proceeds received from the sale of the Hampton Inn in Terre Haute, Indiana, $282,000 of proceeds from property insurance and $60,000 of cash payments received on previously impaired mezzanine loans. For the three months ended March 31, 2014, investing activities provided net cash flows of $9.4 million, which primarily consisted of cash inflows of $22.4 million attributable to cash proceeds received from the sale of the Pier House Resort, $13.6 million of reimbursements from Ashford Prime related to transaction costs from the Ashford Prime spin-off and $249,000 from Ashford Prime OP, partially offset by $27.0 million for capital improvements made to various hotel properties.
Net Cash Flows Provided by Financing Activities. For the three months ended March 31, 2015, net cash flows provided by financing activities were $369.4 million. Cash inflows consisted primarily of $1.6 billion in borrowings on indebtedness and proceeds of $110.9 million from issuance of treasury stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $1.3 billion for repayments of indebtedness, $31.6 million for payments of loan costs and exit fees, $21.9 million for dividend payments to common and preferred stockholders and unit holders, $1.3 million of payments for derivatives and $446,000 for purchase of treasury stock. For the three months ended March 31, 2014, net cash flows provided by financing activities were $4.9 million. Cash inflows consisted primarily of $200.0 million in borrowings on indebtedness and $307,000 in proceeds from issuance of treasury stock. Cash inflows were partially offset by cash outlays primarily consisting of $169.5 million for repayments of indebtedness, $20.7 million for dividend payments to common and preferred stockholders and unit holders, $1.0 million for distributions to noncontrolling interests in consolidated entities, $3.8 million for payments of loan costs and exit fees, $231,000 for purchase of treasury stock and $216,000 of payments for derivatives.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and liquidity. As of March 31, 2015, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

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
Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will proactively address our 2015 and 2016 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.
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
Dividend Policy. During the three month periods ended March 31, 2015 and 2014, the Board of Directors declared quarterly dividends of $0.12 per outstanding share of common stock. In December 2014, the Board of Directors approved our 2015 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2015. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
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

The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Favorable/ (Unfavorable) Change
	2015	2014
Total revenue	$250,235	$194,861	$55,374
Total hotel operating expenses	(153,872)	(120,093)	(33,779)
Property taxes, insurance, and other	(11,594)	(9,589)	(2,005)
Depreciation and amortization	(37,864)	(26,152)	(11,712)
Impairment charges	106	101	5
Transaction costs	(499)	—	(499)
Advisory services fee	(9,567)	—	(9,567)
Corporate, general, and administrative	(4,840)	(12,735)	7,895
Operating income	32,105	26,393	5,712
Equity in loss of unconsolidated entities	(6,622)	(3,498)	(3,124)
Interest income	16	6	10
Gain on acquisition of PIM Highland JV	381,835	—	381,835
Other income	4,330	1,277	3,053
Interest expense and amortization of premiums and loan costs	(34,635)	(28,375)	(6,260)
Write-off of loan costs and exit fees	(4,767)	(2,028)	(2,739)
Unrealized gain (loss) on marketable securities	(1,802)	1	(1,803)
Unrealized loss on derivatives	(1,698)	(347)	(1,351)
Income tax expense	(825)	(216)	(609)
Income (loss) from continuing operations	367,937	(6,787)	374,724
Income from discontinued operations	—	4	(4)
Gain (loss) on sale of hotel properties, net of tax	(1,130)	3,491	(4,621)
Net income (loss)	366,807	(3,292)	370,099
Loss from consolidated entities attributable to noncontrolling interests	25	27	(2)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(45,336)	877	(46,213)
Net income (loss) attributable to the Company	$321,496	$(2,388)	$323,884
The following table illustrates key performance indicators for our hotel properties included in continuing operations for the three months ended March 31, 2015 and 2014.The operating results of the Pier House Resort, which was sold on March 1, 2014 are included for the periods from January 1, 2014 through February 28, 2014. The operating results of the Lakeway Resort & Spa (“Lakeway Resort”) in Austin, Texas and the Memphis Marriott East hotel (“Memphis Marriott”) in Memphis, Tennessee, which were acquired on February 6, 2015 and February 25, 2015, respectively, are included in continuing operations since their acquisitions. The operating results of the Ashton hotel (“Ashton”) in Fort Worth, Texas and the Fremont Marriott Silicon Valley hotel (“Fremont Marriott”) in Fremont, California, which were acquired on July 18, 2014 and August 6, 2014, respectively, are included in continuing operations for the three months ended March 31, 2015, but not for the three months ended March 31, 2014. The operating results for the PIM Highland JV for the period from January 1, 2014 through March 5, 2015, are included in equity in loss of unconsolidated entities for our ownership percentage. Beginning March 6, 2015, we consolidated the results of operations of these hotels.

	Three Months Ended March 31,
	2015	2014
RevPar (revenue per available room)	$112.81	$100.88
Occupancy	77.01%	74.74%
ADR (average daily rate)	$146.48	$134.97
Comparison of the Three Months Ended March 31, 2015 and 2014
Net income (loss) attributable to the Company. Net income (loss) attributable to the Company increased $323.9 million, from a net loss of $2.4 million to net income of $321.5 million as a result of the factors discussed below.

Revenue. Rooms revenue from our hotels increased $44.0 million, or 28.0%, to $201.0 million during the three months ended March 31, 2015 (the “2015 quarter”) compared to the three months ended March 31, 2014 (the “2014 quarter”). We experienced an increase in rooms revenue of $27.8 million as a result of the PIM Highland JV acquisition, $6.8 million associated with the Lakeway Resort, Memphis Marriott, Ashton and Fremont Marriott (“Four Hotel Acquisitions”) that were purchased in February 2015, March 2015, July 2014 and August 2014, respectively, and $12.8 million from our remaining hotel properties and WorldQuest, offset by revenue of $3.4 million from the Pier House Resort that sold in 2014. Food and beverage revenue experienced an increase of $11.3 million, or 40.1%, to $39.6 million. This increase is a result of $8.7 million from the PIM Highland JV acquisition, $2.3 million associated with the Four Hotel Acquisitions and $906,000 from our remaining hotel properties and WorldQuest, offset by revenue of $597,000 from the Pier House Resort that sold in 2014. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $2.5 million, or 38.7%, to $8.8 million. This increase is a result of $1.1 million from the PIM Highland JV acquisition, $375,000 associated with the Four Hotel Acquisitions and $1.2 million from our remaining hotel properties and WorldQuest, offset by revenue of $247,000 from the Pier House Resort that sold in 2014. For the 2014 quarter, we recorded advisory services revenue of $2.2 million from an agreement between Ashford LLC and Ashford Prime that was in place prior to the spin-off of Ashford, Inc. The advisory services revenue was comprised of a base advisory fee of $2.0 million and reimbursable expenses of $223,000. Other non-hotel revenue decreased $205,000, or 19.2%, to $860,000. The decrease in other non-hotel revenue is primarily attributable to the acquisition of the PIM Highland JV. Prior to the acquisition, we received expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services.
Hotel Operating Expenses. Hotel operating expenses increased $33.8 million, or 28.1%, to $153.9 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $16.0 million in direct expenses and $17.8 million in indirect expenses and management fees in the 2015 quarter, which were primarily attributable to increases in direct expenses and indirect expenses and management fees of $11.3 million and $11.8 million, respectively as a result of the PIM Highland JV acquisition. The increases from our remaining hotel properties and WorldQuest are attributable to higher hotel revenues at those properties. Direct expenses were 29.6% and 30.1% of total hotel revenue for the 2015 quarter and the 2014 quarter, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $2.0 million, or 20.9%, to $11.6 million. The increase was primarily due to $1.7 million of property taxes, insurance, and other associated with the PIM Highland JV acquisition, $443,000 associated with the Four Hotel Acquisitions and $179,000 from our remaining hotel properties and WorldQuest. This increase was partially offset by $297,000 for the Pier House Resort that sold in 2014.
Depreciation and Amortization. Depreciation and amortization increased $11.7 million, or 44.8%, to $37.9 million. The increase was primarily due to $7.0 million of depreciation and amortization associated with the PIM Highland JV acquisition and $1.5 million associated with the Four Hotel Acquisitions. The remaining increase of $3.5 million is attributable to capital expenditures that have occurred since March 31, 2014 and the Four Hotel Acquisitions and lower depreciation of $344,000 as a result of the sale of the Pier House Resort.
Impairment Charges. We recorded credits to impairment charges of $106,000 and $101,000 for the 2015 quarter and 2014 quarter, respectively, for cash received and resulting valuation adjustments on a previously impaired mezzanine loan.
Transaction Costs. Transaction costs were $499,000 in the 2015 quarter. The increase is primarily attributable to costs related to the acquisitions of the remaining interest in PIM Highland JV, the Lakeway Resort and the Memphis Marriott.
Advisory Services Fee. Advisory services fees represent fees paid in connection with the advisory agreement between Ashford Inc. and us for the 2015 quarter. For the 2015 quarter, we recorded an advisory services fee of $9.6 million, which comprised of a base advisory fee of $8.0 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.4 million and equity-based compensation of $171,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2014 quarter, we did not recognize an advisory services fee as we were self-advised.
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $7.9 million, or 62.0%, to $4.8 million. Other general and administrative expenses decreased $3.4 million and non-cash equity-based compensation decreased $4.5 million for the 2015 quarter. The decrease in other general and administrative expenses was primarily attributable to salaries and benefits of $5.9 million associated with the Ashford Inc. spin-off, as such expenses are no longer recognized with all employees moving to Ashford Inc. Additionally, non-cash equity-based compensation decreased $4.5 million as a result of the Ashford Inc. spin-off. The remaining decrease is primarily attributable to lower office expenses, professional fees and other miscellaneous expenses totaling approximately $773,000. These decreases were partially offset by $2.7 million of costs associated with Ashford Select and $590,000 of expense associated with the spin-off of Ashford Inc.

Equity in Loss of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $6.6 million and $3.5 million for the 2015 quarter and the 2014 quarter, respectively. The 2015 quarter includes equity in loss in Ashford Inc. of $2.7 million, Ashford Prime of $45,000 and $3.8 million in PIM Highland JV. The 2014 quarter includes equity in earnings in Ashford Prime of $744,000 and $2.8 million in PIM Highland JV.
Interest Income. Interest income was $16,000 and $6,000 for the 2015 quarter and the 2014 quarter, respectively.
Gain on Acquisition of PIM Highland JV. Gain on acquisition of PIM Highland JV was $381.8 million for the 2015 quarter. This gain is related to the acquisition of the remaining interest in the PIM Highland JV in March 2015. No gain was recorded in the 2014 quarter.
Other Income. Other income increased $3.1 million, or 239.1%, to $4.3 million. The increase in other income is primarily attributable to realized gain on marketable securities of $4.1 million and dividend income of $165,000 for the 2015 quarter compared to a realized gain on marketable securities of $1.1 million and dividend income of $172,000 for the 2014 quarter.
Interest Expense and Amortization of Premiums and Loan Costs. Interest expense and amortization of premiums and loan costs increased $6.3 million, or 22.1%, to $34.6 million. The increase is primarily due to $4.9 million of interest expense and amortization associated with the PIM Highland JV acquisition and refinance. The remaining increase is associated with higher loan cost amortization and interest expense as a result of new financings on the majority of the Four Hotel Acquisitions of $625,000 and higher loan cost amortization and interest expense as a result of refinances on our remaining hotel properties of $779,000. These expenses were offset slightly as a result of the sale of the Pier House Resort. The average LIBOR rates for the 2015 quarter and the 2014 quarter were 0.17% and 0.16%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees increased $2.7 million, or 135.1%, to $4.8 million. The increase is primarily attributable to three mortgage loans we refinanced and one hotel property in which we obtained new financing, See Note 7. For the 2015 quarter, we wrote-off the unamortized loan costs of $86,000, incurred defeasance and other exit fees of $4.7 million. For the 2014 quarter, we sold the Pier House Resort in which we wrote-off unamortized loan costs of $1.4 million and had one mortgage loan refinanced in which we wrote-off the unamortized loan costs of $251,000 and incurred exit fees of $396,000.
Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities of $1.8 million and unrealized gain on marketable securities of $1,000 for the 2015 quarter and the 2014 quarter, respectively, are based on changes in closing market prices during the quarter.
Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $1.4 million, or 389.3%, to $1.7 million. The 2015 quarter had losses consisting of $1.0 million and $680,000 related to interest rate derivatives and credit default swaps, respectively. In the 2014 quarter, we had losses consisting of $121,000 and $226,000 related to interest rate derivatives and credit default swaps, respectively. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. Income tax expense increased $609,000, or 281.9%, to $825,000. The increase in income tax expense is primarily due to the acquisition of the approximate 28.26% interest in the PIM Highland JV. Prior to the acquisition, the PIM Highland JV was accounted for under the equity method. After the acquisition, the PIM Highland JV became wholly-owned and income tax expense for its TRS is now included in consolidated income tax expense.
Income from Discontinued Operations. Income from discontinued operations was $4,000 for the 2014 quarter related to the sale of the Homewood Suites Mobile hotel in Mobile, Alabama in November 2014.
Gain (loss) on Sale of Hotel Properties, net of tax. Gain (loss) on sale of hotel properties, net of tax, was a loss of $1.1 million and a gain of $3.5 million for the 2015 quarter and the 2014 quarter, respectively. In the 2015 quarter, we recognized a loss of $1.1 million on the sale of the Hampton Inn in Terre Haute, Indiana. In the 2014 quarter, we recognized a gain of $3.5 million in connection with the sale of the Pier House Resort to Ashford Prime. We deferred a portion of the gain of the Pier House Resort in the amount of $599,000, in accordance with the applicable accounting guidance, as a result of our equity investment in Ashford Prime OP.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated losses of $25,000 and $27,000 for the 2015 quarter and the 2014 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $45.3 million and net loss of $877,000 in the 2015 quarter and the 2014 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 12.38% and 12.91% in the operating partnership at March 31, 2015 and 2014, respectively.

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
OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we form partnerships or joint ventures that operate certain hotels. We evaluate each partnership and joint venture to determine whether the entity is a VIE. If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion of the company’s VIEs, see Notes 2 and 6 to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS
There have been no material changes since December 31, 2014, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015. There have been no material changes in these critical accounting policies.
NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, Funds From Operations (“FFO”) and Adjusted FFO (“AFFO”) are made to assist our investors evaluate our operating performance.
EBITDA is defined as net loss attributable to the Company before interest expense and amortization of premiums and loan costs, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gains on hotel properties, impairment charges, write-off of loan costs and exit fees, other income, transaction, acquisition and management conversion costs, transaction costs related to spin-offs, legal judgments, dead deal costs and non-cash items such as amortization of unfavorable management contract liabilities, equity-based compensation, unrealized gains and losses on marketable securities and derivative instruments, as well as the Company’s portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$366,807	$(3,292)
Loss from consolidated entities attributable to noncontrolling interest	25	27
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(45,336)	877
Net income (loss) attributable to the Company	321,496	(2,388)
Interest income	(16)	(6)
Interest expense and amortization of premiums and loan costs	34,606	28,491
Depreciation and amortization	37,820	26,191
Income tax expense	825	228
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	45,336	(877)
Equity in loss of unconsolidated entities	6,622	3,498
Company's portion of EBITDA of unconsolidated entities (Ashford Inc.)	(2,278)	—
Company's portion of EBITDA of unconsolidated entities (Ashford Prime OP)	2,910	2,534
Company's portion of EBITDA of unconsolidated entities (PIM Highland JV)	11,982	20,575
EBITDA	459,303	78,246
Amortization of unfavorable management contract liabilities	(494)	(494)
Impairment charges	(106)	(101)
Gain on hotel properties	(380,705)	(3,503)
Write-off of loan costs and exit fees	4,767	2,028
Other income (1)	(4,330)	(1,277)
Transaction, acquisition and management conversion costs	499	—
Transaction costs related to spin-offs	3,425	—
Legal judgment	24	—
Unrealized (gain) loss on marketable securities	1,802	(1)
Unrealized loss on derivatives	1,698	347
Dead deal costs	55	—
Equity-based compensation	171	4,488
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	3,324	—
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	(82)	314
Company's portion of adjustments to EBITDA of unconsolidated entities (PIM Highland JV)	—	(506)
Adjusted EBITDA	$89,351	$79,541
____________________________________

(1)	Other income, primarily consisting of income from realized gain/loss on marketable securities, is excluded from Adjusted EBITDA.

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net loss attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, impairment charges, other income, transaction, acquisition and management conversion costs, transaction costs related to spin-offs, legal judgments, dead deal costs and non-cash items such as gains and losses on marketable securities and derivative instruments as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO available to common stockholders (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$366,807	$(3,292)
Loss from consolidated entities attributable to noncontrolling interest	25	27
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(45,336)	877
Preferred dividends	(8,490)	(8,490)
Net income (loss) attributable to common stockholders	313,006	(10,878)
Depreciation and amortization of real estate	37,820	26,105
Gain on hotel properties	(380,705)	(3,503)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	45,336	(877)
Equity in loss of unconsolidated entities	6,622	3,498
Company's portion of FFO of unconsolidated entities (Ashford Inc.)	(2,747)	—
Company's portion of FFO of unconsolidated entities (Ashford Prime OP)	1,452	785
Company's portion of FFO of unconsolidated entities (PIM Highland JV)	3,791	8,851
FFO available to common stockholders	24,575	23,981
Write-off of loan costs and exit fees	4,767	2,028
Impairment charges	(106)	(101)
Transaction, acquisition and management conversion costs	499	—
Transaction costs related to spin-offs	3,425	—
Other income (1)	(4,330)	(1,277)
Legal judgment	24	—
Unrealized (gain) loss on marketable securities	1,802	(1)
Unrealized loss on derivatives	1,698	347
Dead deal costs	55	—
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	1,744	—
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	(148)	321
Company's portion of adjustments to FFO of unconsolidated entities (PIM Highland JV)	—	(506)
Adjusted FFO available to common stockholders	$34,005	$24,792
____________________________________
(1) Other income, primarily consisting of net realized gain/loss on marketable securities, is excluded from Adjusted FFO.

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2015:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Syracuse, NY	Full service	215	100	215
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	257	100	257
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parssippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parssippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	697	100	697
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	San Antonio, TX	Full service	251	100	251
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100	162

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100	388
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Palm Desert, CA	Select service	151	100	151
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Orlando, FL	Select service	312	100	312
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Edison, NJ	Select service	146	100	146
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Palm Desert, CA	Select service	130	100	130
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Atlanta, GA	Select service	150	100	150
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100	144
Renaissance	Tampa, FL	Full service	109	100	109
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
One Ocean	Atlantic Beach, FL	Full service	193	100	193

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	250	100	250
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Crowne Plaza	Beverly Hills, CA	Full service	260	100	260
Crowne Plaza	Atlanta, GA	Full service	495	100	495
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, DC	Full service	173	100	173
The Melrose	Washington, DC	Full service	240	100	240
The Ashton	Ft. Worth, TX	Select service	39	100	39
Ground Lease Properties
Crown Plaza	Key West, FL	Full service	160	100%	160
Hilton	Ft. Worth, TX	Full service	294	100	294
Marriott	Houston, TX	Full service	300	100	300
Renaissance	Nashville, TN	Full service	673	100	673
Renaissance	Palm Springs, CA	Full service	410	100	410
Renaissance	Portsmouth, VA	Full service	249	100	249
Sheraton Hotel	Annapolis, MD	Full service	196	100	196
Westin	Princeton, NJ	Full service	296	100	296
Total			25,579		25,552

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments and our derivatives portfolio that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. We acquired the remaining approximate 28.26% interest in the 28 hotels of the PIM Highland JV, which had a material impact to the analysis below since December 31, 2014.
At March 31, 2015, our total indebtedness of $3.4 billion included $2.1 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2015 would be approximately $5.2 million annually. Interest rate changes have no impact on the remaining $1.3 billion of fixed-rate debt. At December 31, 2014, the total consolidated indebtedness of $2.0 billion included $817.9 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2014 would be approximately $2.0 million per year. Interest rate changes will have no impact on the remaining $1.2 billion of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2015 and December 31, 2014, respectively, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
In February 2015 and August 2011, we entered into credit default swap transactions for notional amounts of $45.0 million and $100.0 million, respectively, to hedge financial and capital market risk for upfront costs of $1.6 million and $8.2 million, respectively, which amounts were subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $1.8 million at March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2015 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant, Nantucket Enterprises, Inc., had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. The landlord is preparing various post trial motions. A final judgment was entered and the landlord has filed a notice of appeal. As a result of the jury verdict, we previously recorded pre-judgment interest of $707,000 and accrued a reasonable estimate of loss related to legal fees of $400,000 during 2014. As of the three months ended March 31, 2015, we recorded additional pre-judgment interest of $24,000. Including the 2014 judgment, pre-judgment interest and estimated loss of legal expenses, total expense was $11.9 million through March 31, 2015. The additional charges related to pre-judgment interest are included in other expenses in the consolidated statements of operations for the three months ended March 31, 2015.
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
The discussion of our business and operations and risk factors discussed in this report should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.
Any business combinations, including those contemplated by the Ashford Select contribution and purchase and sale agreements, are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to our stockholders.
Any business combinations, including those contemplated by the Ashford Select contribution and purchase and sale agreements, involve potential risks, including, among other things:

•
the validity of our assumptions about revenues, capital expenditures and operating costs of the acquired or contributed business or assets, as well as assumptions about achieving synergies with our existing business;

•	the validity of our assessment of environmental and other liabilities;

•
the costs associated with additional debt or equity capital, which may result in a significant increase in our interest expense and financial leverage resulting from any additional debt incurred to finance the business combination, or the issuance of additional shares on which we will make distributions, either of which could exacerbated by volatility in the equity or debt capital markets;

•	a failure to realize anticipated benefits, such as enhanced competitive position, revised investment guidelines or new customer relationships;

•	a decrease in our liquidity as a result of financing the business combination; and

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

The launch of the Ashford Select platform may not be completed on anticipated terms or consummated at all, which could have an adverse impact on our ability to make distributions to our stockholders.
The launch of the Ashford Select platform may not be completed on terms initially anticipated by us or may not be consummated at all. The launch of the Ashford Select platform requires the determination of final structuring and the negotiation of definitive agreements, and may be dependent on the ability of Ashford Select to obtain adequate financing to pay any cash portion of consideration due to us in exchange for select service properties.
We cannot assure you that we will be able to successfully launch the Ashford Select platform with an external capital source or at all. Our failure to complete the Ashford Select launch could have an adverse impact on our operations, prospects and ability to make distributions to our stockholders and could negatively impact the price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the first quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	—	$—	—	$200,000,000
February 1 to February 28	—	—	—	200,000,000
March 1 to March 31	42,943	10.40	—	200,000,000
Total	42,943	$10.40	—
____________________

(1)
Represents shares that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock to employees of our advisor pursuant to the Company’s stockholder approved stock incentive plan.

(2)
In September 2011, our Board of Directors announced the reinstatement of our 2007 share repurchase program and authorized an increase in repurchase plan authorization from the remaining $58.4 million to $200.0 million. The plan provides for: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and /or (ii) discounted purchases of outstanding debt obligations, including debt secured by hotel assets. No shares of common or preferred stock have been repurchased under this program since September 2011and none are authorized for purchase without further authorization from our Board of Directors.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
Effective May 8, 2015, Ashford Select entities terminated the two contribution agreements and the two purchase and sale agreements described in our Current Report on Form 8-K that was filed with the SEC on February 23, 2015.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of Form S-11/A, filed on July 31, 2003)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on February 28, 2014)

10.1*	Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership and Ashford Hospitality Limited Partnership

10.1.1*
Termination Letter, dated May 8, 2015, of the Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership and Ashford Hospitality Limited Partnership

10.2*
Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership, Ashford Credit Holdings LLC and Ashford Hospitality Limited Partnership

10.2.1*
Termination Letter, dated May 8, 2015, of the Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership, Ashford Credit Holdings LLC and Ashford Hospitality Limited Partnership

10.3*	Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS VI Corporation, Ashford Hospitality Select, Inc. and Ashford Hospitality Select Limited Partnership

10.3.1*
Termination Letter, dated May 8, 2015, of the Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS VI Corporation, Ashford Hospitality Select, Inc. and Ashford Hospitality Select Limited Partnership

10.4*	Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS Corporation, Ashford TRS VI Corporation and Ashford Select TRS Corporation

10.4.1*
Termination Letter, dated May 8, 2015, of the Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS Corporation, Ashford TRS VI Corporation and Ashford Select TRS Corporation

10.5
Loan Agreement, dated March 6, 2015, between each of the Parties set forth on Schedule I, which are subsidiaries of the Company, collectively as Borrower, and Column Financial, Inc. as Lender (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

10.6
Mezzanine A Loan Agreement, dated March 6, 2015, between HH Swap A LLC and HH Swap G LLC, collectively as Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

10.7
Mezzanine B Loan Agreement, dated March 6, 2015, between HH Mezz Borrower A-2 LLC and HH Mezz Borrower G-2 LLC, collectively as Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

10.8
Mezzanine C Loan Agreement, dated March 6, 2015, between HH Mezz Borrower A-3 LLC and HH Mezz Borrower G-3 LLC, collectively as Borrower, and Column Financial, Inc., as Lender(incorporated by reference to Exhibit 10.4 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

10.9
Mezzanine D Loan Agreement, dated March 6, 2015, between HH Mezz Borrower A-4 LLC and HH Mezz Borrower G-4 LLC, collectively as Borrower, and Column Financial, Inc., as Lender(incorporated by reference to Exhibit 10.5 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

12*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit	Description
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	May 11, 2015	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 11, 2015	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer