Form 10-Q
period 2015-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2015-11-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	95,474,163
(Class)	Outstanding at November 5, 2015

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$185,981	$215,063
Marketable securities	—	63,217
Total cash, cash equivalents and marketable securities	185,981	278,280
Investments in hotel properties, net	4,305,918	2,128,611
Restricted cash	146,220	85,830
Accounts receivable, net of allowance of $585 and $241, respectively	53,037	22,399
Inventories	4,652	2,104
Note receivable, net of allowance of $7,196 and $7,522, respectively	3,695	3,553
Investment in unconsolidated entities	60,315	206,790
Deferred costs, net	34,952	12,588
Prepaid expenses	20,532	7,017
Derivative assets, net	5,572	182
Other assets	13,386	17,116
Intangible assets, net	11,393	—
Due from Ashford Prime OP, net	—	896
Due from affiliates	—	3,473
Due from third-party hotel managers	37,947	12,241
Total assets	$4,883,600	$2,781,080
Liabilities and Equity
Liabilities:
Indebtedness	$3,698,385	$1,954,103
Accounts payable and accrued expenses	141,404	71,118
Dividends payable	22,679	21,889
Unfavorable management contract liabilities	3,849	5,330
Due to Ashford Inc., net	9,893	8,202
Due to Ashford Prime OP, net	110	—
Due to related party, net	470	1,867
Due to third-party hotel managers	2,424	1,640
Intangible liabilities, net	16,593	—
Liabilities associated with marketable securities and other	—	6,201
Other liabilities	9,717	1,233
Total liabilities	3,905,524	2,071,583

Redeemable noncontrolling interests in operating partnership	114,741	177,064

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at September 30, 2015 and December 31, 2014	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at September 30, 2015 and December 31, 2014	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 119,146,765 and 124,896,765 shares issued, 95,474,163 and 89,439,624 shares outstanding at September 30, 2015 and December 31, 2014, respectively	1,192	1,249
Additional paid-in capital	1,704,920	1,706,274
Accumulated deficit	(735,087)	(1,050,323)
Treasury stock, at cost, 23,672,602 and 35,457,141 shares at September 30, 2015 and December 31, 2014, respectively	(108,640)	(125,725)
Total stockholders’ equity of the Company	862,543	531,633
Noncontrolling interests in consolidated entities	792	800
Total equity	863,335	532,433
Total liabilities and equity	$4,883,600	$2,781,080
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Rooms	$294,768	$164,946	$787,428	$489,427
Food and beverage	55,210	25,268	159,528	82,521
Other hotel revenue	14,097	7,044	35,402	20,054
Total hotel revenue	364,075	197,258	982,358	592,002
Advisory services revenue	—	3,127	—	9,266
Other	441	1,072	1,731	3,213
Total revenue	364,516	201,457	984,089	604,481
Expenses
Hotel operating expenses:
Rooms	65,402	37,368	169,290	108,152
Food and beverage	40,570	18,628	108,891	57,330
Other expenses	112,759	64,103	295,936	194,679
Management fees	13,324	7,799	36,366	23,618
Total hotel expenses	232,055	127,898	610,483	383,779
Property taxes, insurance, and other	17,997	10,421	47,167	28,958
Depreciation and amortization	58,741	28,338	149,221	81,022
Impairment charges	(111)	(105)	19,623	(310)
Transaction costs	392	533	5,850	616
Advisory services fee	10,788	—	31,827	—
Corporate, general, and administrative	3,772	15,104	11,732	47,290
Total expenses	323,634	182,189	875,903	541,355
Operating income	40,882	19,268	108,186	63,126
Equity in earnings (loss) of unconsolidated entities	(4,369)	2,831	(9,084)	6,794
Interest income	21	27	67	45
Gain on acquisition of PIM Highland JV	—	—	381,835	—
Other income (expense)	(314)	2,564	1,733	5,841
Interest expense and amortization of premiums and loan costs	(51,859)	(29,400)	(133,989)	(85,563)
Write-off of loan costs and exit fees	—	(8,319)	(4,767)	(10,353)
Unrealized gain (loss) on marketable securities	—	(2,875)	127	(3,818)
Unrealized loss on derivatives	(2,750)	(70)	(6,403)	(680)
Income (loss) from continuing operations before income taxes	(18,389)	(15,974)	337,705	(24,608)
Income tax expense	(1,721)	(292)	(4,635)	(820)
Income (loss) from continuing operations	(20,110)	(16,266)	333,070	(25,428)
Income from discontinued operations	—	62	—	88
Gain (loss) on sale of hotel properties, net of tax	599	—	(531)	3,491
Net income (loss)	(19,511)	(16,204)	332,539	(21,849)
(Income) loss from consolidated entities attributable to noncontrolling interest	(3)	124	8	146
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,193	2,585	(39,616)	4,234
Net income (loss) attributable to the Company	(16,321)	(13,495)	292,931	(17,469)
Preferred dividends	(8,490)	(8,490)	(25,471)	(25,471)
Net income (loss) attributable to common stockholders	$(24,811)	$(21,985)	$267,460	$(42,940)

Income (loss) per share - basic and diluted:
Basic:
Income (loss) from continuing operations attributable to common stockholders	$(0.26)	$(0.24)	$2.72	$(0.50)
Income from discontinued operations attributable to common stockholders	—	—	—	—
Net income (loss) attributable to common stockholders	$(0.26)	$(0.24)	$2.72	$(0.50)
Weighted average common shares outstanding – basic	95,888	90,322	97,061	86,961
Diluted:
Income (loss) from continuing operations attributable to common stockholders	$(0.26)	$(0.24)	$2.63	$(0.50)
Income from discontinued operations attributable to common stockholders	—	—	—	—
Net income (loss) attributable to common stockholders	$(0.26)	$(0.24)	$2.63	$(0.50)
Weighted average common shares outstanding – diluted	95,888	90,322	115,560	86,961

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36

Amounts attributable to common stockholders:
Income (loss) from continuing operations, net of tax	$(16,321)	$(13,550)	$292,931	$(17,546)
Income from discontinued operations, net of tax	—	55	—	77
Preferred dividends	(8,490)	(8,490)	(25,471)	(25,471)
Net income (loss) attributable to common stockholders	$(24,811)	$(21,985)	$267,460	$(42,940)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(19,511)	$(16,204)	$332,539	$(21,849)
Other comprehensive income, net of tax:
Reclassification to interest expense	—	—	—	100
Total other comprehensive income	—	—	—	100
Comprehensive income (loss)	(19,511)	(16,204)	332,539	(21,749)
Less: Comprehensive income (loss) attributable to noncontrolling interest in consolidated entities	(3)	124	8	146
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,193	2,585	(39,616)	4,221
Comprehensive income (loss) attributable to the Company	$(16,321)	$(13,495)	$292,931	$(17,382)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Preferred Stock								Additional Paid In Capital				Noncontrolling Interests In Consolidated Entities		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount		Total
Balance at January 1, 2015	1,657	$17	9,469	$95	4,630	$46	124,897	$1,249	$1,706,274	$(1,050,323)	(35,457)	$(125,725)	$800	$532,433	$177,064
Repurchases of common shares	—	—	—	—	—	—	(5,750)	(57)	(51,693)	—	(53)	(543)	—	(52,293)	—
Equity-based compensation	—	—	—	—	—	—	—	—	1,378	—	—	—	—	1,378	1,058
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	57	—	(17)	(40)	—	17	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	(2,745)	—	1,183	2,745	—	—	35
Reissuance of treasury shares	—	—	—	—	—	—	—	—	96,159	—	10,530	14,711	—	110,870	—
Dividends declared- common shares	—	—	—	—	—	—	—	—	—	(35,733)	—	—	—	(35,733)	—
Dividends declared- preferred shares- Series A	—	—	—	—	—	—	—	—	—	(2,657)	—	—	—	(2,657)	—
Dividends declared- preferred shares- Series D	—	—	—	—	—	—	—	—	—	(15,001)	—	—	—	(15,001)	—
Dividends declared – preferred shares- Series E	—	—	—	—	—	—	—	—	—	(7,813)	—	—	—	(7,813)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,188)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	1,333	—	141	212	—	1,545	(1,545)
Distribution of Ashford Prime OP units	—	—	—	—	—	—	—	—	(45,843)	—	—	—	—	(45,843)	(9,790)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	83,509	—	—	—	83,509	(83,509)
Net income (loss)	—	—	—	—	—	—	—	—	—	292,931	—	—	(8)	292,923	39,616
Balance at September 30, 2015	1,657	$17	9,469	$95	4,630	$46	119,147	$1,192	$1,704,920	$(735,087)	(23,673)	$(108,640)	$792	$863,335	$114,741
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$332,539	$(21,849)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	149,221	81,262
Impairment charges	19,623	(310)
Amortization of loan costs and premiums, write-off of loan costs and exit fees	16,699	15,901
Amortization of intangibles, net	(117)	—
Bad debt expense	786	—
Equity in (earnings) loss of unconsolidated entities	9,084	(6,794)
Distribution of earnings from unconsolidated entities	996	746
Gain on hotel properties	(381,304)	(3,658)
Realized and unrealized gains on marketable securities	(1,776)	(1,535)
Purchases of marketable securities	(96,322)	(91,749)
Sales of marketable securities	95,963	79,201
Net settlement of trading derivatives	(170)	(505)
Payments for derivatives	(9,975)	—
Unrealized loss on derivatives	6,403	680
Equity-based compensation	2,436	16,964
Changes in operating assets and liabilities, exclusive of effect of acquisitions and dispositions of hotel properties:
Restricted cash	(11,980)	(6,771)
Accounts receivable and inventories	(8,410)	(6,799)
Prepaid expenses and other assets	(8,337)	(4,564)
Accounts payable and accrued expenses	19,369	24,355
Due from affiliates	3,473	(446)
Due to/from related party	(3,923)	1,224
Due to/from third-party hotel managers	(6,300)	19,764
Due to/from Ashford Prime OP, net	774	(4,629)
Due to/from Ashford Inc., net	1,691	—
Other liabilities	2,829	2,381
Net cash provided by operating activities	133,272	92,869
Cash Flows from Investing Activities
Proceeds from payments of note receivable	184	185
Proceeds from franchise agreement extension	2,500	—
Net proceeds from sales of hotel properties	7,502	22,882
Acquisition of hotel properties, net of cash acquired	(695,969)	(57,726)
Change in restricted cash related to improvements and additions to hotel properties	63,452	(39,283)
Improvements and additions to hotel properties	(114,926)	(91,483)
Due from Ashford Prime OP	—	13,635
Payments for initial franchise fees	(498)	(208)
Proceeds from property insurance	385	1,407
Net cash used in investing activities	(737,370)	(150,591)
Cash Flows from Financing Activities
Borrowings on indebtedness	1,902,782	718,825
Repayments of indebtedness and capital leases	(1,277,606)	(509,152)
Payments of loan costs and exit fees	(38,338)	(20,165)
Payments of dividends	(68,602)	(63,528)
Repurchases of common shares	(52,293)	(458)
Payments for derivatives	(1,832)	(661)
Issuances of treasury stock	110,870	85,840
Distributions to noncontrolling interests in consolidated entities	—	(1,235)
Other	35	50
Net cash provided by financing activities	575,016	209,516
Net increase (decrease) in cash and cash equivalents	(29,082)	151,794
Cash and cash equivalents at beginning of period	215,063	128,780
Cash and cash equivalents at end of period	$185,981	$280,574

	Nine Months Ended September 30,
	2015	2014
Supplemental Cash Flow Information
Interest paid	$116,463	$78,508
Income taxes paid	7,033	1,027
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$6,686	$5,096
Deferred compensation to be settled in shares	—	958
Dividend receivable from Ashford Prime OP	—	249
Transfer of debt to Ashford Prime OP	—	69,000
Investment in unconsolidated entity	59,338	—
Acquisition of land	3,100	—
Dividends declared but not paid	22,679	21,889
Sale of consolidated noncontrolling interest, settled subsequent to period end	—	1,200
Distribution of Ashford Prime OP units	55,633	—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”) focused on investing in full service hotels in the upscale and upper-upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the national average, and in all methods including direct real estate, equity, and debt. Other than Ashford Hospitality Trust, Inc.’s investment in Ashford Inc. common stock, we own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. In this report, terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
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
On July 13, 2015, we announced that our board of directors had declared the distribution (1) to our stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Trust OP of our remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unitholders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, we have no ownership interest in Ashford Prime.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of September 30, 2015, we owned interests in the following assets:

•
130 consolidated hotel properties, including 128 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 27,605 total rooms (or 27,578 net rooms excluding those attributable to our partners);

•	86 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 29.8% ownership in Ashford Inc. common stock with a carrying value of $5.9 million;

•	a 52.4% ownership in AIM Real Estate Hedged Equity (U.S.) Fund, LP (the “REHE Fund”) with a carrying value of $54.5 million and

•	a mezzanine loan with a carrying value of $3.7 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2015, our 130 hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of September 30, 2015, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 88 of our 130 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and eighty percent of the limited partner interests in Remington Lodging. The acquisition is subject to the satisfaction of various conditions, including the approval of Ashford Inc.’s stockholders. The acquisition, if completed, will not impact our management agreements with Remington Lodging.

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
The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

•
On March 1, 2014, we completed the sale of the Pier House Resort to Ashford Prime (“Ashford Prime”). The results of the Pier House Resort, which we acquired on May 14, 2013, and sold on March 1, 2014, are included in our results of operations for the period from January 1, 2014, through February 28, 2014.

•
On February 6, 2015, we acquired the Lakeway Resort & Spa, on February 25, 2015, we acquired the Memphis Marriott East hotel, on April 29, 2015, we acquired the Hampton Inn & Suites Gainesville, on June 3, 2015, we acquired the Le Pavillon Hotel, on June 17, 2015, we acquired a 9-hotel portfolio, on July 1, 2015, we acquired the W Atlanta Downtown hotel, on July 23, 2015, we acquired the Le Meridien Minneapolis, and on August 5, 2015, we acquired the Hilton Garden Inn - Wisconsin Dells. The results of these hotels are included in our results of operations as of their respective acquisition dates.

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded an impairment charge of $19.9 million for the nine months ended September 30, 2015. See Note 4. No impairment charges were recorded for investments in hotel properties for the three months ended September 30, 2015 and for the three and nine months ended September 30, 2014.
Hotel Dispositions—Effective January 1, 2015, discontinued operations are defined as the disposal of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. We believe that individual dispositions of hotel properties do not represent a strategic shift that has (or will have) a major effect on our operations and financial results as most will not fit the definition. This new guidance was implemented prospectively only. As such, hotel property dispositions that occurred prior to December 31, 2014, will continue to be reported as discontinued operations in the statements of operations for all applicable periods presented. See Note 4.
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
Note Receivable—Mezzanine loan financing, classified as note receivable, represents a loan held for investment and intended to be held to maturity. Note receivable is recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the three and nine months ended September 30, 2015 and 2014.
Variable interest entities (“VIEs”), as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIEs do not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at September 30, 2015, is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. Although the note receivable is considered to be a variable interest in the entity that owns the related hotel, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Impairment of Note Receivable—We review notes receivable for impairment each reporting period. A loan is impaired when, based on current information and events, collection of all amounts recorded as assets on the balance sheet is no longer considered probable. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded during the three and nine months ended September 30, 2015 and 2014. Valuation adjustments of $111,000 and $326,000 on previously impaired notes were credited to impairment charges during the three and nine months ended September 30, 2015 and $105,000 and $310,000 during the three and nine months ended September 30, 2014, respectively.
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 14.4% to 52.4% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded in the three and nine months ended September 30, 2015 and 2014.
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
Marketable Securities—Marketable securities, including U.S. treasury bills, publicly traded equity securities and stocks, and put and call options on certain publicly traded securities. All of these investments are recorded at fair value. Put and call options are considered derivatives. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “marketable securities” or “liabilities associated with marketable securities and other” in the consolidated balance sheets. The cost of securities sold is determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains or losses and costs of investment, is reported as a component of “other income (expense).” Unrealized gains and losses on these investments are reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
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
Due to/from Ashford Prime OP, net—Due to/from Ashford Prime OP represents receivables and payables resulting primarily from reimbursable expenses between the two entities. In 2014, we had receivables related to advisory fees. Both due to/from Ashford Prime OP is generally settled within a period not exceeding one year.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivatives Instruments and Hedging—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors and flooridors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All of our derivatives are subject to master-netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are made good.
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives, credit default swaps and futures contracts are reported as “derivative assets, net” or “liabilities associated with marketable securities and other” in the consolidated balance sheets. Accrued interest on non-hedge designated interest rate derivatives is included in “accounts receivable, net” in the consolidated balance sheets. For interest rate derivatives designated as cash flow hedges:

a)
the effective portion of changes in fair value is initially reported as a component of “accumulated other comprehensive income (loss)” (“OCI”) in the equity section of the consolidated balance sheets and reclassified to interest expense in the consolidated statements of operations in the period during which the hedged transaction affects earnings, and

b)
the ineffective portion of changes in fair value is recognized directly in earnings as “unrealized gain (loss) on derivatives” in the consolidated statements of operations. For the three and nine months ended September 30, 2015 and 2014, there was no ineffectiveness.

For non-hedge designated interest rate derivatives, credit default swaps and futures, changes in fair value are recognized in earnings as “unrealized loss on derivatives” in the consolidated statements of operations.
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
Reclassification—Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2014, have been reclassified for discontinued operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Recently Adopted Accounting Standards—In April 2014, the FASB issued accounting guidance that revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The new accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We adopted this accounting guidance on January 1, 2015. The adoption of this accounting guidance affects the presentation of our results of operations to the extent that the operations of disposed hotel properties are included in continuing operations.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effect that ASU 2015-02 will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. Upon adoption of the standard, we will reclassify deferred financing costs, net, from total assets to be shown net of debt in the liabilities section of our consolidated balance sheet. Adoption of this standard will only affect the presentation of our consolidated balance sheets and related disclosures.
In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) to amend SEC paragraphs of the FASB Accounting Standards Codification pursuant to an SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting. The guidance in ASU 2015-03, described above, does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not expect that the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its Simplification Initiative to provide guidance on management’s responsibility to adjust provisional amounts recognized in a business combination and to provide related disclosure requirements.The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period has an adjustment to provisional amounts recognized during the measurement period.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$692,874	$358,514
Buildings and improvements	3,911,063	2,125,656
Furniture, fixtures, and equipment	378,486	211,777
Construction in progress	18,693	11,704
Condominium properties	12,065	12,065
Total cost	5,013,181	2,719,716
Accumulated depreciation	(707,263)	(591,105)
Investments in hotel properties, net	$4,305,918	$2,128,611
Acquisitions
Lakeway Resort & Spa
On February 6, 2015, we acquired a 100% interest in the Lakeway Resort & Spa (“Lakeway Resort”) in Austin, Texas, for total consideration of $33.5 million. The acquisition was funded with cash. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique. On April 17, 2015, we completed the financing of a $25.1 million mortgage loan, secured by the Lakeway Resort. See Note 7.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$4,541
Buildings and improvements	24,703
Furniture, fixtures, and equipment	4,237
33,481
Net other assets and liabilities	(382)
The results of operations of the hotel property have been included in our results of operations since February 6, 2015. For the three and nine months ended September 30, 2015, we have included total revenue of $3.4 million and $8.6 million, respectively, and net loss of $275,000 and $610,000, respectively, in our consolidated statements of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Memphis Marriott East Hotel
On February 25, 2015, we acquired a 100% interest in the Memphis Marriott East (“Memphis Marriott”) hotel in Memphis, Tennessee for total consideration of $43.5 million. The acquisition was funded with cash. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique. On March 25, 2015, we completed the financing of a $33.3 million mortgage loan, secured by the Memphis Marriott. See Note 7.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$6,210
Buildings and improvements	32,934
Furniture, fixtures, and equipment	4,350
43,494
Net other assets and liabilities	34
The results of operations of the hotel property have been included in our results of operations since February 25, 2015. For the three and nine months ended September 30, 2015, we have included total revenue of $3.2 million and $7.6 million, respectively, and net income of $77,000 and $470,000, respectively, in our consolidated statements of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below.
PIM Highland JV Acquisition
As previously discussed in Note 1, we acquired the remaining approximate 28.26% interest in the PIM Highland JV. The transaction closed on March 6, 2015, for consideration of $250.1 million in cash. We recognized a gain of $381.8 million. Subsequent to the close of the transaction, $907.6 million of existing debt of the PIM Highland JV was refinanced. See Note 7. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm subsequent to March 31, 2015. This resulted in adjustments to land, buildings and improvements, furniture, fixtures and equipment, and intangibles associated with above and below market leases. These adjustments resulted in a reduction of $1.1 million of depreciation expense for the three months ended June 30, 2015, which represents the decrease of depreciation from the date of the acquisition through March 31, 2015. These adjustments also resulted in a net reduction of approximately $16,000 of rent expense associated with intangible amortization of above and below market leases for the three months ended June 30, 2015, which represents the net decrease of rent expense from the date of acquisition through March 31, 2015. Rent expense is included in “other expenses” in the consolidated statements of operations. This valuation is considered a Level 3 valuation technique.
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
The results of operations of the hotel properties have been included in our results of operations since March 6, 2015. For the three and nine months ended September 30, 2015, we have included total revenue of $121.9 million and $293.2 million, respectively,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and net income of $547,000 and $10.8 million, respectively, in our consolidated statements of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below.
Hampton Inn & Suites - Gainesville
On April 29, 2015, we acquired a 100% interest in the Hampton Inn & Suites (“Hampton Inn Gainesville”) in Gainesville, Florida for total consideration of $25.2 million. The acquisition was funded with cash. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique. On June 24, 2015, we completed the financing of a $21.2 million mortgage loan, secured by the Hampton Inn Gainesville. See Note 7.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$3,695
Buildings and improvements	19,002
Furniture, fixtures, and equipment	1,139
23,836
Intangible assets	1,412
Net other assets and liabilities	(150)
The results of operations of the hotel property have been included in our results of operations since April 29, 2015. For the three and nine months ended September 30, 2015, we have included total revenue of $1.5 million and $2.4 million, respectively, and net loss of $3,000 and net income of $200,000, respectively, in our consolidated statements of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below.
Le Pavillon Hotel
On June 3, 2015, we acquired a 100% interest in the Le Pavillon Hotel (“Le Pavillon”) in New Orleans, Louisiana for total consideration of $62.5 million. The acquisition was funded with cash. Subsequent to the close of the transaction, we completed the financing of a $43.8 million mortgage loan. See Note 7. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$10,933
Buildings and improvements	46,761
Furniture, fixtures, and equipment	4,788
62,482
Net other assets and liabilities	486
The results of operations of the hotel property have been included in our results of operations since June 3, 2015. For the three and nine months ended September 30, 2015, we have included total revenue of $2.7 million and $3.7 million, respectively, and net loss of $963,000 and $1.1 million, respectively, in our consolidated statements of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below.
Princeton Westin - Land Acquisition
On June 4, 2015, we acquired a 100% interest in the land underlying the Princeton Westin hotel in Princeton, New Jersey for total consideration of $6.5 million. The acquisition was funded with $3.4 million of cash and the surrender of $3.1 million of prepaid rent related to the lease agreement that is being terminated. We prepared a purchase price allocation of the assets acquired. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the estimated fair value of the asset acquired in the acquisition (in thousands):

Land	$6,475
The Rockbridge Hotel Portfolio
On June 17, 2015, we acquired a 100% interest in a 9-hotel portfolio (“Rockbridge Portfolio”) for total consideration of $225.0 million. The acquisition was funded with cash. Subsequent to the close of the transaction, we completed the financing on loans totaling $179.2 million. See Note 7. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$18,551
Buildings and improvements	190,952
Furniture, fixtures, and equipment	15,451
224,954
Net other assets and liabilities	(298)
The results of operations of the hotel properties have been included in our results of operations since June 17, 2015. For the three and nine months ended September 30, 2015, we have included total revenue of $13.3 million and $15.4 million, respectively, and net loss of $385,000 and $375,000, respectively, in our consolidated statements of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below.
W Atlanta Downtown Hotel
On July 1, 2015, we acquired a 100% interest in the W Atlanta Downtown (“W Atlanta”) in Atlanta, Georgia for total consideration of $56.8 million. Subsequent to the close of the transaction, we completed the financing of a $40.5 million mortgage loan. See Note 7. We have allocated the assets acquired and liabilities assumed on a preliminary basis using the estimated fair value information currently available. This valuation is considered a Level 3 valuation technique. We are in the process of obtaining necessary information and evaluating the values assigned to investment in hotel properties and property level working capital balances. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact depreciation and amortization expense.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$2,353
Buildings and improvements	51,758
Furniture, fixtures, and equipment	2,626
56,737
Net other assets and liabilities	1,358
The results of operations of the hotel properties have been included in our results of operations since July 1, 2015. For both the three and nine months ended September 30, 2015, we have included total revenue of $5.4 million and net loss of $421,000, in our consolidated statements of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Le Meridien Minneapolis Hotel
On July 23, 2015, we acquired a 100% interest in the Le Meridien Chambers Minneapolis (“Le Meridien Minneapolis”) in Minneapolis, Minnesota for total consideration of $15.0 million. The acquisition was funded with cash. We have allocated the assets acquired and liabilities assumed on a preliminary basis using the estimated fair value information currently available. This valuation is considered a Level 3 valuation technique. We are in the process of obtaining necessary information and evaluating the values assigned to investment in hotel properties and property level working capital balances. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact depreciation and amortization expense.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$2,752
Buildings and improvements	11,583
Furniture, fixtures, and equipment	665
15,000
Net other assets and liabilities	215
The results of operations of the hotel properties have been included in our results of operations since July 23, 2015. For both the three and nine months ended September 30, 2015, we have included total revenue of $1.4 million and net income of $305,000, in our consolidated statements of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below.
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
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$867
Buildings and improvements	13,917
Furniture, fixtures, and equipment	401
15,185
Net other assets and liabilities	(39)
The results of operations of the hotel properties have been included in our results of operations since August 5, 2015. For both the three and nine months ended September 30, 2015, we have included total revenue of $1.1 million and net income of $284,000, in our consolidated statements of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below.
Hotel Indigo - Atlanta

On October 15, 2015, we acquired a 100% interest in the Hotel Indigo (“Indigo Atlanta”) in Atlanta, Georgia for total consideration of $26.4 million. As part of the transaction, we assumed a mortgage loan of approximately $16.0 million. See Note 17. The results of operations of the hotel property will be included in our results of operations beginning October 15, 2015. The

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

unaudited proforma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below.
Intangible Assets and Intangible Liabilities
The intangible assets and intangible liabilities of our new acquisitions noted above represent the above-market rate leases and below-market rate leases that were determined based on the comparison of rent due under the lease contracts assumed in the acquisitions to market rates for the remaining duration of the lease contracts and are amortized over their respective lease terms with expiration dates ranging from 2024 to 2102. For the three and nine months ended September 30, 2015, net amortization related to intangibles was a reduction in lease expense of $117,000.
Estimated future net amortization expense for intangible assets and intangible liabilities for each of the next five years is as follows (in thousands):

	Intangible Assets	Intangible Liabilities
2015	$49	$99
2016	197	395
2017	197	395
2018	197	395
2019	197	395
Thereafter	10,556	14,914
Total	$11,393	$16,593
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if all acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2014 and the removal of $5.8 million of non-recurring transaction costs and gain on acquisition of the PIM Highland JV of $381.8 million. The table also reflects the removal of equity in earnings in unconsolidated entities of $2.1 million for the three months ended September 30, 2014, respectively, and the removal of equity in loss in unconsolidated entities of $3.8 million and equity in earnings in unconsolidated entity of $6.1 million for the nine months ended September 30, 2015 and 2014, respectively. These adjustments are directly attributable to the transactions for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$367,189	$355,565	$1,116,208	$1,058,486
Net loss	(18,703)	(21,483)	(61,803)	(39,570)
4. Hotel Dispositions and Impairment Charges
Effective January 1, 2015, discontinued operations according to ASU 2014-08 are defined as the disposal of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. As a result, operations of hotels sold subsequent to December 31, 2014, that are not considered strategic shifts, will continue to be reported in continuing operations, while gains/losses on disposition will be included in gain/loss on sale of property, after continuing operations. For transactions that have been classified as discontinued operations for periods prior to ASU 2014-08, we will continue to present the operating results as discontinued operations in the statements of operations for all applicable periods presented.
In March 2015, we completed the sale of the Hampton Inn hotel in Terre Haute, Indiana. We included operations for this hotel through the date of disposition in income (loss) from continuing operations as shown in the consolidated statements of operations for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, as disposition of this hotel does not represent a strategic shift in our business.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table includes condensed financial information from this hotel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total hotel revenue	$—	$795	$361	$2,015
Total hotel operating expenses	—	(485)	(308)	(1,362)
Operating income	—	310	53	653
Property taxes, insurance and other	—	(41)	(40)	(129)
Depreciation and amortization	—	(198)	(164)	(526)
Interest expense and amortization of loan costs	—	(35)	—	(292)
Income (loss) from continuing operations	—	36	(151)	(294)
Loss on sale of hotel property	—	—	(1,130)	—
Net income (loss)	—	36	(1,281)	(294)
Net (income) loss from continuing operations attributable to redeemable noncontrolling interests in operating partnership	—	(5)	147	38
Loss from continuing operations attributable to the Company	$—	$31	$(1,134)	$(256)
In June 2015, we announced a plan to commence the process to list for sale a portfolio of approximately 24 select-service hotels. While we have determined this announcement does not meet the criteria to classify the approximately 24 select-service hotels as held for sale, we have concluded that these properties were not to be held long-term. Based on our impairment assessment of individual properties, we recorded an impairment charge of $19.9 million related to two hotel properties in the second quarter of 2015. The impairment charge occurred at the Residence Inn in Las Vegas, Nevada and the SpringHill Suites in Gaithersburg, Maryland, in the amounts of $17.1 million and $2.8 million, respectively. The impairment charges were based on methodologies discussed in Note 2, which are considered Level 3 valuation techniques. Our estimates of fair value reduced the respective carrying values of the Residence Inn in Las Vegas, Nevada and the SpringHill Suites in Gaithersburg, Maryland to $37.5 million and $15.3 million, respectively.
In July 2015, as previously discussed, we announced that our board of directors declared the distribution (1) to our stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Trust OP of our remaining common units of Ashford Prime OP. As a result of the distribution, we no longer retain an interest in Ashford Prime. The previously deferred gain of $599,000 from the sale of the Pier House Resort in March 2014 was recognized during the three and nine months ended September 30, 2015.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In November 2014, we completed the sale of the Homewood Suites hotel in Mobile, Alabama. Since this hotel sold prior to our adoption of ASU 2014-08, we will continue to present the operating results as discontinued operations in the statements of operations for all applicable periods presented. The following table includes condensed financial information from this hotel for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Hotel revenues	$688	$2,149
Hotel operating expenses	(464)	(1,394)
Operating income	224	755
Property taxes, insurance and other	(30)	(94)
Depreciation and amortization	(83)	(240)
Interest expense and amortization of loan costs	(49)	(333)
Income from discontinued operations before income taxes	62	88
Income tax expense	—	—
Income (loss) from discontinued operations	62	88
Income from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	(7)	(11)
Income from discontinued operations attributable to the Company	$55	$77
5. Note Receivable
At September 30, 2015 and December 31, 2014, we had one mezzanine loan receivable with a net carrying value of $3.7 million and $3.6 million, respectively, net of a valuation allowance of $7.2 million and $7.5 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the consolidated balance sheet as of December 31, 2014 and the consolidated statements of operations for the period from January 1, 2015 through March 5, 2015 and the three and nine months ended September 30, 2014 of the PIM Highland JV (in thousands):
PIM Highland JV
Condensed Consolidated Balance Sheet

December 31, 2014
Total assets	$1,394,806
Total liabilities	1,166,682
Members’ equity	228,124
Total liabilities and members’ equity	$1,394,806

Our ownership interest in PIM Highland JV	$144,784
PIM Highland JV
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Period from January 1 to March 5,	Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$—	$118,659	$76,695	$353,562
Total operating expenses	—	(99,074)	(69,949)	(294,740)
Operating income	—	19,585	6,746	58,822
Interest income and other	—	17	17	43
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	—	(14,570)	(10,212)	(44,904)
Other expenses	—	—	—	(44)
Income tax expense	—	(1,163)	(1,222)	(2,816)
Net income (loss)	$—	$3,869	$(4,671)	$11,101
Our equity in earnings (loss) of PIM Highland JV	$—	$2,128	$(3,836)	$6,102
As previously discussed, we announced that our board of directors had declared the distribution (1) to our stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Trust OP of our remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unitholders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, we have no ownership interest in Ashford Prime. At December 31, 2014, we held a 14.9% ownership interest in Ashford Prime OP.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed consolidated balance sheets as of December 31, 2014 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, of Ashford Prime OP (in thousands):
Ashford Hospitality Prime Limited Partnership
Condensed Consolidated Balance Sheet

December 31, 2014
Total assets	$1,229,508
Total liabilities	805,510
Partners’ capital	423,998
Total liabilities and partners’ capital	$1,229,508
Our ownership interest in Ashford Prime OP	$54,907
Ashford Hospitality Prime Limited Partnership
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$90,759	$84,784	$261,385	$230,557
Total operating expenses	(77,503)	(70,086)	(220,796)	(196,270)
Operating income	13,256	14,698	40,589	34,287
Equity in loss of unconsolidated entity	(3,399)	—	(4,219)	—
Interest income	12	10	21	20
Other income (expense)	(59)	—	1,233	—
Interest expense and amortization and write-offs of loan costs	(9,348)	(10,137)	(28,114)	(29,159)
Unrealized loss on investments	(5,621)	—	(5,621)	—
Unrealized gain (loss) on derivatives	(2,061)	3	(2,101)	(63)
Income tax expense	(62)	(185)	(371)	(622)
Net income (loss)	(7,282)	4,389	1,417	4,463
(Income) loss from consolidated entities attributable to noncontrolling interests	(1,090)	154	(1,068)	741
Net income (loss) attributable to Ashford Prime OP	$(8,372)	$4,543	$349	$5,204
Our equity in earnings (loss) of Ashford Prime OP	$(453)	$703	$874	$692
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed balance sheets as of September 30, 2015 and December 31, 2014 and the condensed statements of operations for the three and nine months ended September 30, 2015 and 2014 of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Balance Sheets

	September 30, 2015	December 31, 2014
Total assets	$173,821	$49,230
Total liabilities	45,444	33,912
Redeemable noncontrolling interests in Ashford LLC	286	424
Total stockholders’ equity of Ashford Inc.	26,091	14,981
Noncontrolling interests in consolidated entities	102,000	(87)
Total equity	128,091	14,894
Total liabilities and equity	$173,821	$49,230
Our ownership interest in Ashford Inc.	$5,857	$7,099
Ashford Inc.
Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$14,496	$3,020	$42,103	$9,245
Total operating expenses	(13,219)	(11,882)	(45,600)	(40,360)
Operating income (loss)	1,277	(8,862)	(3,497)	(31,115)
Unrealized loss on investment in unconsolidated entity	(1,954)	—	(3,020)	—
Unrealized loss on investments	(7,861)	—	(10,851)	—
Realized gain on investments	35	—	1,070	—
Other	385	—	599	—
Income tax expense	(1,036)	(9)	(1,500)	(44)
Net loss	(9,154)	(8,871)	(17,199)	(31,159)
Loss from consolidated entities attributable to noncontrolling interests	9,208	170	13,323	170
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	—	—	10	—
Net income (loss) attributable to Ashford Inc.	$54	$(8,701)	$(3,866)	$(30,989)
Our equity in earnings (loss) of Ashford Inc.	$16	$—	$(1,242)	$—
In June 2015, for consideration of certain marketable securities, we obtained a 52.4% ownership interest in the REHE Fund. The REHE Fund is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of and for the nine months ended September 30, 2015, the REHE Fund was consolidated by Ashford Inc. The REHE Fund invests substantially all of its assets in the AIM Real Estate Hedged Equity Master Fund, LP (the “Master Fund”), and as a consequence of our investment in the REHE Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the REHE Fund.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the consolidated balance sheet as of  September 30, 2015 and the consolidated statements of operations for the three and nine months ended September 30, 2015 of the REHE Fund (in thousands):
AIM Real Estate Hedged Equity (U.S.) Fund, LP
Condensed Balance Sheet

September 30, 2015
Total assets	$103,954
Total liabilities	11
Partners’ capital	103,943
Total liabilities and partners’ capital	$103,954
Our ownership interest in the AIM REHE Fund	$54,458
AIM Real Estate Hedged Equity (U.S.) Fund, LP
Condensed Statements of Operations

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Total investment income	$508	$732
Net expenses	(205)	(235)
Net investment income	303	497
Net unrealized loss on investments	(7,839)	(10,829)
Net realized gain on investments	29	1,064
Net loss attributable to the REHE Fund	$(7,507)	$(9,268)
Our equity in loss of the REHE Fund	$(3,932)	$(4,880)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The REHE Fund records its investment in the Master Fund at its proportionate share of net assets. Income (loss) and distributions are allocated to the REHE Fund’s partners based on their ownership percentage of the REHE Fund. Our equity in loss in the REHE Fund represents our share of the REHE Fund’s loss from June 1, 2015 through September 30, 2015. We generally may redeem our investment in the REHE Fund on the last business day of the month after providing a 45-day written notice. As of September 30, 2015, we have no unfunded commitments. We are not obligated to pay any portion of the management fee or the performance allocation in favor of the REHE Fund’s investment manager and general partner, respectively, but do share pro rata in all other applicable expenses of the REHE Fund.
Additionally, as of September 30, 2015 and December 31, 2014, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2015	December 31, 2014
Mortgage loan	10 hotels	July 2015	5.22%	$—	$145,278
Mortgage loan (4)	5 hotels	November 2015	Greater of 6.40% or LIBOR (1) + 6.15%	—	211,000
Mortgage loan	8 hotels	December 2015	5.70%	91,098	92,772
Mortgage loan	5 hotels	February 2016	5.53%	103,362	105,164
Mortgage loan	5 hotels	February 2016	5.53%	74,251	75,546
Mortgage loan (2)(6)	5 hotels	February 2016	LIBOR (1) + 4.75%	200,000	200,000
Mortgage loan (2)	7 hotels	August 2016	LIBOR (1) + 4.35%	301,000	301,000
Mortgage loan (2)	5 hotels	August 2016	LIBOR (1) + 4.38%	62,900	62,900
Mortgage loan (2)	1 hotel	August 2016	LIBOR (1) + 4.20%	37,500	37,500
Mortgage loan (2)	8 hotels	January 2017	LIBOR (1) + 4.95%	376,800	—
Mortgage loan (5)	24 hotels	April 2017	LIBOR (1) + 4.39%	1,070,560	—
Mortgage loan (2)	1 hotel	April 2017	LIBOR (1) + 4.95%	33,300	—
Mortgage loan	5 hotels	April 2017	5.95%	110,707	111,869
Mortgage loan	5 hotels	April 2017	5.95%	99,508	100,552
Mortgage loan	5 hotels	April 2017	5.95%	151,413	153,002
Mortgage loan	7 hotels	April 2017	5.95%	121,113	122,384
Mortgage loan (2)	1 hotel	May 2017	LIBOR (1) + 5.10%	25,100	—
Mortgage loan (2)	1 hotel	June 2017	LIBOR (1) + 5.10%	43,750	—
Mortgage loan (2)	8 hotels	July 2017	LIBOR (1) + 4.09%	144,000	—
Mortgage loan (2)	1 hotel	July 2017	LIBOR (1) + 4.15%	35,200	—
Mortgage loan (2)	1 hotel	July 2017	LIBOR (1) + 5.10%	40,500	—
Mortgage loan	1 hotel	January 2018	4.38%	98,471	—
Mortgage loan	2 hotels	January 2018	4.44%	107,703	—
Mortgage loan (7)	1 hotel	July 2018	LIBOR (1) + 4.50%	21,200	—
Mortgage loan (7)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	—
Mortgage loan (3)	1 hotel	July 2019	LIBOR (1) + 3.75%	5,524	5,525
Mortgage loan	1 hotel	November 2020	6.26%	98,800	99,780
Mortgage loan	1 hotel	January 2024	5.49%	10,566	10,673
Mortgage loan	1 hotel	January 2024	5.49%	7,240	7,313
Mortgage loan	1 hotel	May 2024	4.99%	6,771	6,845
Mortgage loan	3 hotels	August 2024	5.20%	67,520	67,520
Mortgage loan	2 hotels	August 2024	4.85%	12,500	12,500
Mortgage loan	3 hotels	August 2024	4.90%	24,980	24,980
Mortgage loan	3 hotels	February 2025	4.45%	54,397	—
Mortgage loan	2 hotels	February 2025	4.45%	24,276	—
Mortgage loan	2 hotels	February 2025	4.45%	21,031	—
				3,695,041	1,954,103
Premiums				3,344	—
Total				$3,698,385	$1,954,103
____________________________________
(1) LIBOR rates were 0.193% and 0.171% at September 30, 2015 and December 31, 2014, respectively.
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
On July 1, 2015, we completed the financing of a $40.5 million mortgage loan, secured by the W Atlanta. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 5.10%. The stated maturity is July 2017, with three one-year extension options.
On August 5, 2015, we completed the financing of a $12.0 million mortgage loan, secured by the Hilton Garden Inn - Wisconsin Dells. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity is August 2018, with two one-year extension options.
During the three and nine months ended September 30, 2015, we recognized premium amortization of $365,000 and $976,000, respectively. The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of September 30, 2015, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) allocated to common stockholders:
Income (loss) from continuing operations attributable to the Company	$(16,321)	$(13,550)	$292,931	$(17,546)
Less: Dividends on preferred stock	(8,490)	(8,490)	(25,471)	(25,471)
Less: Dividends on common stock	(11,281)	(10,661)	(35,216)	(30,930)
Less: Dividends on unvested restricted shares	(176)	(73)	(517)	(231)
Less: Undistributed income from continuing operations allocated to unvested shares	—	—	(2,713)	—
Undistributed income (loss)	(36,268)	(32,774)	229,014	(74,178)
Add back: Dividends on common stock	11,281	10,661	35,216	30,930
Distributed and undistributed income (loss) from continuing operations - basic	$(24,987)	$(22,113)	$264,230	$(43,248)
Add back: Income from continuing operations allocated to operating partnership units	—	—	39,616	—
Distributed and undistributed net income (loss) - diluted	$(24,987)	$(22,113)	$303,846	$(43,248)

Income from discontinued operations allocated to common stockholders:
Income from discontinued operations attributable to the Company	$—	$55	$—	$77

Weighted average shares outstanding:
Weighted average common shares outstanding - basic	95,888	90,322	97,061	86,961
Effect of assumed conversion of operating partnership units	—	—	18,499	—
Weighted average shares outstanding - diluted	95,888	90,322	115,560	86,961

Basic income (loss) per share:
Income (loss) from continuing operations allocated to common stockholders per share	$(0.26)	$(0.24)	$2.72	$(0.50)
Income from discontinued operations allocated to common stockholders per share	—	—	—	—
Net income (loss) allocated to common stockholders per share	$(0.26)	$(0.24)	$2.72	$(0.50)

Diluted income (loss) per share:
Income (loss) from continuing operations allocated to common stockholders per share	$(0.26)	$(0.24)	$2.63	$(0.50)
Income from discontinued operations allocated to common stockholders per share	—	—	—	—
Net income (loss) allocated to common stockholders per share	$(0.26)	$(0.24)	$2.63	$(0.50)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$176	$73	$3,230	$231
Net loss attributable to noncontrolling interest in operating partnership units	(3,193)	(2,592)	—	(4,245)
Total	$(3,017)	$(2,519)	$3,230	$(4,014)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	543	148	440	111
Effect of assumed conversion of operating partnership units	18,581	19,926	—	19,725
Total	19,124	20,074	440	19,836
9. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives and interest rate floors to hedge our debt and our cash flows. The interest rate derivatives currently include interest rate caps and interest rate floors. These derivatives are subject to master netting settlement arrangements. As of September 30, 2015, maturities on these instruments range from November 2015 to July 2020. To mitigate the nonperformance risk, we routinely rely on a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.
For the nine months ended September 30, 2015, we entered into interest rate caps with notional amounts totaling $1.8 billion and strike rates ranging from 1.50% to 3.00%. These interest rate caps had effective dates from January 2015 to August 2015, and maturity dates from January 2017 to August 2018, for a total cost of $1.8 million. These instruments were not designated as a cash flow hedges. These instruments cap the interest rates on our mortgage loans with principal balances of $1.8 billion and maturity dates from January 2017 to August 2018. We also entered into interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to zero percent. These interest rate floors had effective dates from April 2015 to July 2015, and maturity dates from April 2020 to July 2020, for a total cost of $9.4 million.
For the nine months ended September 30, 2014, we entered into interest rate caps with notional amounts totaling $736.1 million and strike rates ranging from 2.00% to 2.59%. These interest rate caps had effective dates from January 2014 to August 2014, and maturity dates from May 2015 to August 2016, for a total cost of $661,000. These instruments were not designated as cash flow hedges. At September 30, 2014, we had instruments capping the interest rates on our mortgage loans with principal balances totaling $601.4 million and maturity dates from February 2016 to August 2016.
Credit Default Swap Derivatives—A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $3.2 million as of September 30, 2015. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
In April 2015, February 2015 and August 2011, we entered into credit default swap transactions for notional amounts of $45.0 million, $45.0 million and $100.0 million, respectively, to hedge financial and capital market risk for upfront costs of $1.1 million, $1.6 million and $8.2 million, respectively, that was subsequently returned to us as collateral by our counterparties. The

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

net carrying value of these credit default swaps was an asset of $783,000 and liability of $184,000 as of September 30, 2015 and December 31, 2014, respectively, which are included in “derivative assets, net” and “liabilities associated with marketable securities and other,” respectively, in the consolidated balance sheets. We recognized an unrealized gain of $992,000 and $797,000 for the three and nine months ended September 30, 2015 and an unrealized gain of $86,000 and an unrealized loss of $331,000 for the three and nine months ended September 30, 2014, respectively, which are included in “unrealized loss on derivatives” in the consolidated statements of operations.
Futures Contracts—In September 2015, we entered into Eurodollar futures for upfront costs, including commissions, of $743,000 and maturity dates ranging from September 2016 to March 2017. The carrying value of these futures contracts was an asset of $625,000 as of September 30, 2015, which are included in “derivative assets, net” in the consolidated balance sheets. No unrealized gain or loss was recognized for the three and nine ended September 30, 2015.
Marketable Securities and Liabilities Associated with Marketable Securities and other—We invested in publicly traded equity securities and put and call options on certain publicly traded equity securities, which were considered derivatives. At September 30, 2015, we had no investments in these derivatives. At December 31, 2014, we had investments in these derivatives totaling $654,000 and liabilities of $997,000.
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
Fair values of interest rate floors are determined by obtaining the last market bid prices from several counterparties for a similar investment as of the measurement date. The bids (the Level 2 inputs) used in the calculation of fair value are reviewed across each counterparty and are accessed individually to determine the relevant fair value of each floor.
Fair values of futures contracts are valued at their last reported settlement price as of the measurement date (Level 1 inputs). The fair value of futures contracts have minimal counterparty risk since futures contracts are exchange-traded and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.
Fair values of marketable securities and liabilities associated with marketable securities, including public equity securities, equity put and call options, and other investments, are based on their quoted market closing prices (Level 1 inputs).

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2015, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.19% to 1.43% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(4)	Total

September 30, 2015:
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$—	$4,164	$—	$—	$4,164	(1)
Credit default swaps	—	3,911	—	(3,128)	783	(1)
Futures contracts	625	—	—	—	625	(1)
Total	$625	$8,075	$—	$(3,128)	$5,572

December 31, 2014:
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$—	$182	$—	$—	$182	(1)
Equity put options	653	—	—	—	653	(2)
Equity call options	1	—	—	—	1	(2)
Non-derivative assets:
Equity securities	57,941	—	—	—	57,941	(2)
U.S. treasury securities	4,622	—	—	—	4,622	(2)
Total	63,217	182	—	—	63,399
Liabilities
Derivative liabilities:
Credit default swaps	—	379	—	(563)	(184)	(3)
Short equity put options	(216)	—	—	—	(216)	(3)
Short equity call options	(781)	—	—	—	(781)	(3)
Non-derivative liabilities:
Short equity securities	(17)	—	—	—	(17)	(3)
Margin account balance	(5,003)	—	—	—	(5,003)	(3)
Total	(6,017)	379	—	(563)	(6,201)
Net	$57,200	$561	$—	$(563)	$57,198
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Gain (Loss) Recognized in Income				Reclassified from Accumulated OCI into Interest Expense
	Three Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015	2014
Assets
Derivative assets:
Interest rate derivatives	$(3,742)		$(156)		$—	$—
Credit default swaps	992	(5)	65		—	—
Equity put options	—		(112)		—	—
Equity call options	—		(3)		—	—
Non-derivative assets:
Equity	—		(699)		—	—
U.S. Treasury	—		87		—	—
Total	(2,750)		(818)		—	—
Liabilities
Derivative liabilities:
Short-equity put options	—		102		—	—
Short-equity call options	—		212		—	—
Total	—		314		—	—
Net	$(2,750)		$(504)		$—	$—

Total combined
Interest rate derivatives	$(3,742)		$(156)		$—	$—
Credit default swaps	992		86		—	—
Total derivatives	(2,750)	(1)	(70)	(1)	—	—
Unrealized loss on marketable securities	—		(2,875)	(3)	—	—
Realized gain on marketable securities	—		2,441	(2) (4)	—	—
Net	$(2,750)		$(504)		$—	$—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income				Reclassified from Accumulated OCI into Interest Expense
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015	2014
Assets
Derivative assets:
Interest rate derivatives	$(7,200)		$(349)		$—	$100
Credit default swaps	797	(5)	(394)
Equity put options	(1,717)		(1,093)		—	—
Equity call options	26		(126)		—	—
Non-derivative assets:
Equity - American Depositary Receipt	(150)		—		—	—
Equity	1,072		2,145		—	—
U.S. Treasury	314		391		—	—
Total	(6,858)		574		—	100
Liabilities
Derivative liabilities:
Short equity put options	1,002		46		—	—
Short equity call options	1,470		235		—	—
Non-derivative liabilities:
Short equity securities	78		—		—	—
Total	2,550		281		—	—
Net	$(4,308)		$855		$—	$100
Total combined
Interest rate derivatives	$(7,200)		$(349)		$—	$100
Credit default swaps	797		(331)		—	—
Total derivatives	(6,403)	(1)	(680)	(1)	—	100
Unrealized gain (loss) on marketable securities	127	(3)	(3,818)	(3)	—	—
Realized gain on marketable securities	1,968	(2)	5,353	(2) (4)	—	—
Net	$(4,308)		$855		$—	$100

____________________________________
(1) Reported as “unrealized loss on derivatives” in the consolidated statements of operations.
(2) Included in “other income (expense)” in the consolidated statements of operations.
(3) Reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
(4) Includes costs of $21 and $63 for the three and nine months ended September 30, 2014, respectively, associated with credit default swaps.
(5)Excludes costs of $130 and $319, included in “other income (expense)” for the three and nine months ended September 30, 2015, respectively, associated with credit default swaps.
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

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$—	$—	$63,217	$63,217
Derivative assets, net	5,572	5,572	182	182
Liabilities associated with marketable securities and other	—	—	6,201	6,201

Financial assets not measured at fair value:
Cash and cash equivalents	$185,981	$185,981	$215,063	$215,063
Restricted cash	146,220	146,220	85,830	85,830
Accounts receivable, net	53,037	53,037	22,399	22,399
Note receivable, net	3,695	3,265 to 3,609	3,553	3,049 to 3,370
Due from affiliates	—	—	3,473	3,473
Due from Ashford Prime OP, net	—	—	896	896
Due from third-party hotel managers	37,947	37,947	12,241	12,241

Financial liabilities not measured at fair value:
Indebtedness	$3,698,385	$3,553,326 to $3,927,365	$1,954,103	$1,905,801 to $2,106,413
Accounts payable and accrued expenses	141,404	141,404	71,118	71,118
Dividends payable	22,679	22,679	21,889	21,889
Due to Ashford Inc., net	9,893	9,893	8,202	8,202
Due to Ashford Prime OP, net	110	110	—	—
Due to related party, net	470	470	1,867	1,867
Due to third-party hotel managers	2,424	2,424	1,640	1,640
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
Note receivable, net. Fair value of notes receivable is determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for this note. We estimated the fair value of the note receivable to be approximately 11.6% to 2.3% lower than the carrying value of $3.7 million at September 30, 2015 and approximately 14.2% to 5.2% lower than the carrying value of $3.6 million at December 31, 2014. This is considered a Level 2 valuation technique.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 96.1% to 106.2% of the carrying value of $3.7 billion at September 30, 2015 and approximately 97.5% to 107.8% of the carrying value of $2.0 billion at December 31, 2014. This is considered a Level 2 valuation technique.
Derivative assets and liabilities associated with marketable securities and other. Fair value of interest rate derivatives is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Fair value of interest rate floors is determined by obtaining the last market bid prices from several counterparties for a similar investment as of the measurement date. Fair values of futures contracts are valued at their last reported settlement price as of the measurement date. Liabilities associated with marketable securities and other consists of a margin account balance, short public equity securities and short equity put and call options. Fair value is determined based on quoted market closing prices at the balance sheet dates. See Notes 2, 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
12. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to the Class B common units. Class B common units have a fixed dividend rate of 7.2% and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B common units, all other outstanding units represent common units. Beginning one year after issuance, each common unit (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, up to one share of our common stock. Beginning in July 2016, each Class B common unit may be converted into a common unit at either party’s discretion. As a result of the Ashford Inc. spin-off, holders of our common stock were distributed one share of Ashford Inc. common stock for every 87 shares of our common stock, while our unitholders received one common unit of the operating limited liability company subsidiary of Ashford Inc. for each common unit of our operating partnership the holder held, and such holder then had the opportunity to exchange up to 99% of those units for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 common units. Following the spin-off, Ashford Hospitality Trust, Inc. continues to hold 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, and all of our remaining lodging investments are owned by Ashford Trust OP. Therefore, each common unit and LTIP unit was worth approximately 93% and 94% of one share of our common stock at September 30, 2015 and December 31, 2014, respectively.
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
As of September 30, 2015, we have issued a total of 8.7 million LTIP units, all of which, other than approximately 662,000 units and 43,000 units, issued in March 2015 and May 2015, respectively, have reached full economic parity with, and are convertible into, common units. Expense of $174,000 and $1.1 million was recognized for the three and nine months ended September 30, 2015, respectively, all of which was associated with LTIP units issued to Ashford LLC’s employees and is included in “advisory services fee” in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. Compensation expense of $4.0 million and $14.6 million associated with the issuance of LTIP units was recognized for the three and nine months ended September 30, 2014, respectively, while we were self-advised. The fair value of the unrecognized cost of LTIP units, which was $3.0 million at September 30, 2015, will be expensed over a period of 2.5 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the nine months ended September 30, 2015, 152,000 common units with an aggregate fair value of $1.5 million, were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price. During the three months ended September 30, 2015, no common units were redeemed. During the three and nine months ended September 30, 2014, 160,000 common units with an aggregate fair value of $1.8 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of September 30, 2015 and December 31, 2014 were $114.7 million and $177.1 million, respectively, which represents ownership of our operating partnership of 13.28% and 13.01%, respectively. The carrying value of redeemable noncontrolling interests as of September 30, 2015 and December 31, 2014 included adjustments of $84.8 million and $169.3 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net loss of $3.2 million and net income of $39.6 million for the three and nine months ended September 30, 2015, respectively, and net loss of $2.6 million and $4.2 million for the three and nine months ended September 30, 2014, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.7 million and $8.2 million for the three and nine months ended September 30, 2015, respectively, and $2.7 million and $8.1 million for each of the three and nine months ended September 30, 2014, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
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
Common Stock Repurchase—On July 31, 2015, we entered into a block trade with an unaffiliated third party, pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Prime. The block trade included the repurchase and retirement of approximately 5.8 million shares of our common stock at a price of $9.00 per share for a total cost of approximately $51.8 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade. The block trade settled on August 4, 2015.
Common Stock Dividends—For each of the 2015 and 2014 quarters, the Board of Directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2015.
Equity-Based Compensation—Stock-based compensation expense for the three and nine months ended September 30, 2015, was $402,000 and $1.4 million, respectively, which is associated with restricted shares of our common stock issued to Ashford LLC’s employees, Ashford Trust’s Directors and certain employees of Remington Lodging and are included in “advisory services fee”, “corporate, general and administrative” and “management fees”, respectively, in our consolidated statements of operations. We recognized compensation expense related to restricted shares of our common stock of $766,000 and $2.4 million for the three and nine months ended September 30, 2014, respectively, while we were self-advised. The fair value of the unrecognized cost of restricted shares, which was $5.8 million at September 30, 2015, will be expensed over a period of approximately 2.5 years.
Preferred Dividends—During the three months ended September 30, 2015, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9.00% Series E preferred stock. During the three months ended September 30, 2014, the Board of Directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $792,000 and $800,000 at September 30, 2015 and December 31, 2014, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated income of $3,000 and loss of $8,000 for the three and nine months ended September 30, 2015, respectively, and allocated losses of $124,000 and $146,000 for the three and nine months ended September 30, 2014, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2015, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at September 30, 2015, we pay franchisor royalty fees between 2% and 6% of gross room revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 6% of gross room revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2017 and 2040. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
Our continuing operations incurred franchise fees of $17.6 million and $46.4 million for the three and nine months ended September 30, 2015, respectively, and $10.0 million and $28.6 million for the three and nine months ended September 30, 2014, respectively.
Management Fees—Under management agreements for our hotel properties existing at September 30, 2015, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 1.5% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2016 through 2044, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant, Nantucket Enterprises, Inc., had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. The landlord is preparing various post trial motions. A final judgment was entered and the landlord has filed a notice of appeal. As a result of the jury verdict, we previously recorded pre-judgment interest of $707,000 and accrued a reasonable estimate of loss related to legal fees of $400,000 during 2014. For the three and nine months ended September 30, 2015, we recorded additional pre-judgment interest of $24,000 and $71,000, respectively. Including the 2014 judgment, pre-judgment interest and estimated loss of legal expenses, total expense recorded was $12.0 million through September 30, 2015. The additional charges related to pre-judgment interest are included in “other expenses” in the consolidated statements of operations for the three and nine months ended September 30, 2015.
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
15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2015 and December 31, 2014, all of our hotel properties were domestically located.
16. Related Party Transactions
In connection with the previously discussed spin-off of Ashford Inc., we entered into an advisory agreement with Ashford LLC, which was a subsidiary of ours until November 12, 2014, when it spun off and became a subsidiary of Ashford Inc. Ashford LLC acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. The advisory agreement was amended in June 2015. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At September 30, 2015, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is based on our total return performance as compared to our peer group as well as to reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
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
On July 31, 2015, we entered into a block trade with an unaffiliated third party, pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Prime. The block trade included the repurchase and retirement of approximately 5.8 million

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

shares of our common stock at a price of $9.00 per share for a total cost of approximately $51.8 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade.The block trade settled on August 4, 2015.
Beginning November 12, 2014, we incurred advisory services fees to Ashford Inc. The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Advisory services fee
Base advisory fee	$8,701	$25,217
Reimbursable fees (1)	1,619	4,820
Equity-based compensation (2)	468	1,790
Incentive management fee	—	—
Total advisory services revenue	$10,788	$31,827
________

(1)	Reimbursable fees include overhead, internal audit and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford LLC.
At September 30, 2015, we had a payable of $9.9 million, included in due to Ashford Inc., net, associated with the advisory services fee discussed above. At December 31, 2014, we had a payable of $8.2 million, included in due to Ashford Inc., net, associated with reimbursable expenses in connection with the spin-off and the advisory services fee discussed above.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 147,000 shares of restricted stock under the Ashford Trust Stock Plan on June 30, 2015. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $108,000 was recognized for both the three and nine months ended September 30, 2015. The unamortized fair value of the grants was $769,000 as of September 30, 2015 which will be amortized over a period of 2.5 years.
17. Subsequent Events
As discussed in Note 3, on October 15, 2015, we acquired a 100% interest in the Indigo Atlanta for total consideration of $26.4 million. As part of the transaction, we assumed a mortgage loan of approximately $16.0 million. The assumed debt matures in June 2017 and carries a fixed rate of 5.98%.
The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2014, are included in Note 3.
On October 30, 2015, we obtained a new $100.0 million credit facility which matures October 2016. The credit facility provides for a one-year revolving line of credit priced at 200 to 300 basis points over LIBOR or base rate. The credit facility also contains customary financial covenant tests with respect to minimum fixed charge coverage ratio and maximum leverage tests allowable.

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
In June 2015, our Board of Directors modified our investment strategy to focus predominantly on full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the national average. The change in our investment strategy was made in conjunction with our announcement that we plan to sell our select-service hotel portfolio.We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our Board of Directors may change our investment strategy at any time without stockholder approval or notice.
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
On June 3, 2015, we acquired a 100% interest in Le Pavillon Hotel (“Le Pavillon”) in New Orleans, Louisiana for total cash consideration of $62.5 million. In conjunction with the close of the transaction, we completed the financing of a $43.8 million mortgage loan. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 5.10%. The stated maturity is June 2017, with three one-year extension options.
On June 10, 2015, the independent directors of the Company approved an amended and restated advisory agreement with Ashford LLC, effective as of June 10, 2015. The amendments, among other things: permit the Company to engage an asset manager other than Ashford LLC with respect to any new properties acquired by the Company, if the Company and Ashford LLC determine that such property would be uneconomic to the Company without incentives; shorten the initial term of the advisory agreement to ten years; extend the renewal terms to five years; provide for key money investments by Ashford LLC to facilitate the Company’s acquisition of properties under certain conditions, including Ashford LLC becoming the asset manager for the acquired property and receiving related asset management and other fees, as applicable; adjust the base fee payable to Ashford LLC to a declining sliding scale percentage of total market capitalization of the Company above $6.0 billion; clarify the calculation of the termination fee; allow Ashford LLC to terminate the Advisory Agreement upon a Company Change of Control (as defined in the advisory agreement) and require the Company to pay a termination fee to Ashford LLC upon such termination; and grant Ashford LLC repurchase rights with respect to its shares held by the Company upon any termination of the advisory agreement. In connection with the agreement between Ashford Inc. and Remington Holdings to combine, on September 17, 2015, we entered into a letter agreement with Ashford Inc. approved by the independent directors of the Company to clarify that for purposes of determining the termination fee under the advisory agreement, Ashford LLC’s earnings shall exclude earnings arising under the master management agreement under which Remington Lodging may manage any of our hotels.
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
On July 1, 2015, we acquired a 100% interest in the W Atlanta Downtown (“W Atlanta”) in Atlanta, Georgia for total consideration of $56.8 million. In conjunction with the close of the transaction, we completed the financing of a $40.5 million mortgage loan. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 5.10%. The stated maturity is July 2017, with three one-year extension options.
On July 13, 2015, we announced that our board of directors had declared the distribution (1) to our stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Trust OP of our remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unitholders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, we have no ownership interest in Ashford Prime.
On July 23, 2015, we acquired a 100% interest in the Le Meridien Chambers Minneapolis (“Le Meridien Minneapolis”) in Minneapolis, Minnesota for total consideration of $15.0 million. The acquisition was funded with cash.

On July 31, 2015, we entered into a block trade with an unaffiliated third party, pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Prime. The block trade included the repurchase and retirement of approximately 5.8 million shares of our common stock at a price of $9.00 per share for a total cost of approximately $51.8 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade. The block trade settled on August 4, 2015.
On August 5, 2015, we acquired a 100% interest in the Hilton Garden Inn - Wisconsin Dells in Wisconsin Dells, Wisconsin for total consideration of $15.2 million. In conjunction with the close of the transaction, we completed the financing of a $12.0 million mortgage loan. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity is August 2018, with two one-year extension options.
On October 15, 2015, we acquired a 100% interest in the Hotel Indigo (“Indigo Atlanta”) in Atlanta, Georgia for total consideration of $26.4 million. As part of the transaction, we assumed a mortgage loan of approximately $16.0 million. The assumed debt matures in June 2017 and carries a fixed rate of 5.98%.
On October 30, 2015, we obtained a new $100.0 million credit facility which matures October 2016. The credit facility provides for a one-year revolving line of credit priced at 200 to 300 basis points over LIBOR or base rate. The credit facility also contains customary financial covenant tests with respect to minimum fixed charge coverage ratio and maximum leverage tests allowable.
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
In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. While the ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached, we can not issue shares under the ATM program until such time that a new prospectus is filed with the SEC. Through September 30, 2015, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the nine months ended September 30, 2015, no shares were issued under this ATM program.
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
On July 31, 2015, we entered into a block trade with an unaffiliated third party, pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Prime. The block trade included the repurchase and retirement of approximately 5.8 million shares of our common stock at a price of $9.00 per share for a total cost of approximately $51.8 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade.The block trade settled on August 4, 2015.
On August 5, 2015, we completed the financing of a $12.0 million mortgage loan, secured by the Hilton Garden Inn - Wisconsin Dells. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity is August 2018, with two one-year extension options.
On October 15, 2015, we assumed a mortgage loan of approximately $16.0 million, secured by the Indigo Atlanta. The assumed debt matures in June 2017 with a fixed rate of 5.98%.
On October 30, 2015, we obtained a new $100.0 million credit facility which matures October 2016. The credit facility provides for a one-year revolving line of credit priced at 200 to 300 basis points over LIBOR or base rate. The credit facility also contains customary financial covenant tests with respect to minimum fixed charge coverage ratio and maximum leverage tests allowable.
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

Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $133.3 million and $92.9 million for the nine months ended September 30, 2015 and 2014, respectively. Cash flows from operations were impacted by changes in hotel operations, the results of the Pier House Resort, which was sold on March 1, 2014 and is included for the periods from January 1, 2014 through February 28, 2014, the operating results of the Lakeway Resort and the Memphis Marriott, which were acquired on February 6, 2015 and February 25, 2015, respectively, the results of the PIM Highland JV, which the remaining 28.26% ownership was acquired on March 6, 2015, the operating results of the Hampton Inn Gainesville, which was acquired on April 29, 2015, the operating results of Le Pavillon, which was acquired on June 3, 2015, the operating results of the Rockbridge Portfolio, which was acquired on June 17, 2015, the operating results of the W Atlanta Downtown hotel, which we acquired on July 23, 2015, the operating results of the Le Meridien Minneapolis, which we acquired on July 23, 2015, the operating results of the Hilton Garden Inn - Wisconsin Dells, which we acquired on August 5, 2015, the effect of the Ashford Inc. spin-off, that was included in the 2014 results, but not the 2015 results, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Used in Investing Activities. For the nine months ended September 30, 2015, investing activities used net cash flows of $737.4 million, which consisted of cash outflows of $696.0 million primarily attributable the purchase of the Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, the Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells and the remaining approximate 28.26% interest in the PIM Highland JV hotel properties, $114.9 million for capital improvements made to various hotel properties and $498,000 for franchise fees. These outflows were partially offset by inflows of $63.5 million of reductions in restricted cash for capital expenditures, $7.5 million attributable to cash proceeds received from the sale of the Hampton Inn in Terre Haute, Indiana, $2.5 million of key money proceeds from a franchisor related to the extension of a certain franchise agreement, $385,000 of proceeds from property insurance and $184,000 of cash payments received on previously impaired mezzanine loans. For the nine months ended September 30, 2014, investing activities used net cash flows of $150.6 million, which primarily consisted of cash outflows of $91.5 million for capital improvements made to various hotel properties, $57.7 million primarily attributable to the purchase of the Ashton and Fremont hotel properties, $39.3 million of net deposits to restricted cash for capital expenditures and $208,000 for franchise fees. These outflows were partially offset by inflows of $22.9 million attributable to cash proceeds received from the sale of the Pier House Resort and three WorldQuest condominium units, $13.6 million of reimbursements from Ashford Prime related to transaction costs from the Ashford Prime spin-off, $1.4 million of proceeds from property insurance and $185,000 of cash payments received on previously impaired mezzanine loans.
Net Cash Flows Provided by Financing Activities. For the nine months ended September 30, 2015, net cash flows provided by financing activities were $575.0 million. Cash inflows consisted primarily of $1.9 billion in borrowings on indebtedness and proceeds of $110.9 million from issuance of treasury stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $1.3 billion for repayments of indebtedness, $38.3 million for payments of loan costs and exit fees, $68.6 million for dividend payments to common and preferred stockholders and unitholders, $1.8 million of payments for derivatives and $52.3 million for repurchase of common shares. For the nine months ended September 30, 2014, net cash flows provided by financing activities were $209.5 million. Cash inflows consisted primarily of $718.8 million in borrowings on indebtedness and $85.8 million in proceeds from issuance of treasury stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $509.2 million for repayments of indebtedness, $63.5 million for dividend payments to common and preferred stockholders and unitholders, $1.2 million for distributions to noncontrolling interests in consolidated entities, $20.2 million for payments of loan costs and exit fees, $458,000 for repurchase of common shares and $661,000 of payments for derivatives.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and liquidity. As of September 30, 2015, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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
Dividend Policy. During the nine month periods ended September 30, 2015 and 2014, the Board of Directors declared quarterly dividends of $0.12 per outstanding share of common stock. In December 2014, the Board of Directors approved our 2015 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2015. However, the adoption of a dividend policy does not commit our Board of Directors to declare future dividends. The Board of Directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
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

The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Change	Nine Months Ended September 30,		Favorable/ (Unfavorable) Change
	2015	2014		2015	2014
Total revenue	$364,516	$201,457	$163,059	$984,089	$604,481	$379,608
Total hotel operating expenses	(232,055)	(127,898)	(104,157)	(610,483)	(383,779)	(226,704)
Property taxes, insurance, and other	(17,997)	(10,421)	(7,576)	(47,167)	(28,958)	(18,209)
Depreciation and amortization	(58,741)	(28,338)	(30,403)	(149,221)	(81,022)	(68,199)
Impairment charges	111	105	6	(19,623)	310	(19,933)
Transaction costs	(392)	(533)	141	(5,850)	(616)	(5,234)
Advisory services fee	(10,788)	—	(10,788)	(31,827)	—	(31,827)
Corporate, general, and administrative	(3,772)	(15,104)	11,332	(11,732)	(47,290)	35,558
Operating income	40,882	19,268	21,614	108,186	63,126	45,060
Equity in earnings (loss) of unconsolidated entities	(4,369)	2,831	(7,200)	(9,084)	6,794	(15,878)
Interest income	21	27	(6)	67	45	22
Gain on acquisition of PIM Highland JV	—	—	—	381,835	—	381,835
Other income (expense)	(314)	2,564	(2,878)	1,733	5,841	(4,108)
Interest expense and amortization of premiums and loan costs, net	(51,859)	(29,400)	(22,459)	(133,989)	(85,563)	(48,426)
Write-off of loan costs and exit fees	—	(8,319)	8,319	(4,767)	(10,353)	5,586
Unrealized gain (loss) on marketable securities	—	(2,875)	2,875	127	(3,818)	3,945
Unrealized loss on derivatives	(2,750)	(70)	(2,680)	(6,403)	(680)	(5,723)
Income tax expense	(1,721)	(292)	(1,429)	(4,635)	(820)	(3,815)
Income (loss) from continuing operations	(20,110)	(16,266)	(3,844)	333,070	(25,428)	358,498
Income from discontinued operations	—	62	(62)	—	88	(88)
Gain (loss) on sale of hotel properties, net of tax	599	—	599	(531)	3,491	(4,022)
Net income (loss)	(19,511)	(16,204)	(3,307)	332,539	(21,849)	354,388
Net (income) loss from consolidated entities attributable to noncontrolling interests	(3)	124	(127)	8	146	(138)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,193	2,585	608	(39,616)	4,234	(43,850)
Net income (loss) attributable to the Company	$(16,321)	$(13,495)	$(2,826)	$292,931	$(17,469)	$310,400

The following table illustrates key performance indicators for our hotel properties included in continuing operations for the three and nine months ended September 30, 2015 and 2014. The operating results of the Pier House Resort, which was sold on March 1, 2014 are included for the periods from January 1, 2014 through February 28, 2014. The operating results of the Lakeway Resort and the Memphis Marriott, which were acquired on February 6, 2015 and February 25, 2015, respectively, the operating results of the Hampton Inn Gainesville, which was acquired on April 29, 2015, the operating results of the Le Pavillon, which was acquired on June 3, 2015, the operating results of the Rockbridge Portfolio, which was acquired on June 17, 2015, the operating results of the W Atlanta, which we acquired on July 23, 2015, the operating results of the Le Meridien Minneapolis, which we acquired on July 23, 2015, the operating results of the Hilton Garden Inn - Wisconsin Dells, which we acquired on August 5, 2015, are included in continuing operations since their acquisitions. The operating results of the Ashton hotel (“Ashton”) in Fort Worth, Texas and the Fremont Marriott Silicon Valley hotel (“Fremont Marriott”) in Fremont, California, which were acquired on July 18, 2014 and August 6, 2014, respectively, are included in continuing operations for the three and nine months ended September 30, 2015, but are only included for the three and nine months ended September 30, 2014 since their acquisitions. The operating results for the PIM Highland JV for the period from January 1, 2014 through March 5, 2015, are included in equity in loss of unconsolidated entities for our ownership percentage. Beginning March 6, 2015, we consolidated the results of operations of these hotels.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
RevPar (revenue per available room)	$115.84	$104.43	$148.77	$104.68
Occupancy	78.79%	78.29%	79.04%	77.72%
ADR (average daily rate)	$147.03	$133.38	$148.77	$134.68
The following table illustrates the key performance indicators of the 85 hotels that were included for the full three and nine months ended 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
RevPar (revenue per available room)	$110.41	$104.10	$112.28	$104.57
Occupancy	79.27%	78.23%	79.25%	77.70%
ADR (average daily rate)	$139.29	$133.07	$141.67	$134.58

Comparison of the Three Months Ended September 30, 2015 and 2014
Net loss attributable to the Company. Net loss attributable to the Company increased $2.8 million, from a net loss of $13.5 million to a net loss of $16.3 million as a result of the factors discussed below.

Revenue. Rooms revenue from our hotels increased $129.8 million, or 78.7%, to $294.8 million during the three months ended September 30, 2015 (the “2015 quarter”) compared to the three months ended September 30, 2014 (the “2014 quarter”). We experienced an increase in rooms revenue of $93.3 million as a result of the PIM Highland JV acquisition, $27.8 million associated with the Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells, Ashton and Fremont Marriott (“New Hotel Acquisitions”) that were purchased in February 2015, March 2015, April 2015, June 2015, June 2015, July 2015, July 2015, August 2015, September 2015, July 2014 and August 2014, respectively, and $8.8 million from our remaining hotels and WorldQuest, which experienced an increase of 104 basis points in occupancy and an increase of 4.7% in room rates. Food and beverage revenue experienced an increase of $29.9 million, or 118.5%, to $55.2 million. This increase is a result of $24.4 million from the PIM Highland JV acquisition, $5.4 million associated with the New Hotel Acquisitions and $214,000 from our remaining hotel properties and WorldQuest. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $7.1 million, or 100.1%, to $14.1 million. This increase is a result of $4.3 million from the PIM Highland JV acquisition, $1.7 million associated with the New Hotel Acquisitions and $993,000 from our remaining hotel properties and WorldQuest. For the 2014 quarter, we recorded advisory services revenue of $3.1 million from an agreement between Ashford LLC and Ashford Prime that was in place prior to the spin-off of Ashford, Inc. The advisory services revenue was comprised of a base advisory fee of $2.2 million and reimbursable expenses of $448,000. We also recorded advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of approximately $431,000 in connection with providing advisory services. Other non-hotel revenue decreased $631,000, or 58.9%, to $441,000. The decrease in other non-hotel revenue is primarily attributable to the acquisition of the PIM Highland JV. Prior to the acquisition, we received expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services.
Hotel Operating Expenses. Hotel operating expenses increased $104.2 million, or 81.4%, to $232.1 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $51.8 million in direct expenses and $52.3 million in indirect expenses and management fees in the 2015 quarter, which were primarily attributable to increases in direct expenses and indirect expenses and management fees of $38.3 million and $39.3 million, respectively as a result of the PIM Highland JV acquisition, $11.0 million and $11.5 million, respectively as a result of the New Hotel Acquisitions and $2.5 million and $1.5 million, respectively from our remaining hotel properties and WorldQuest. The increases from our remaining hotel properties and WorldQuest are attributable to higher hotel revenues at those properties. Indirect expense included a charge in the 2014 quarter of $10.8 million related to a jury verdict received in a legal proceeding. See Note 13. Direct expenses were 30.7% and 30.4% of total hotel revenue for the 2015 quarter and the 2014 quarter, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $7.6 million, or 72.7%, to $18.0 million during the 2015 quarter compared to the 2014 quarter. The increase was primarily due to $6.1 million of property taxes, insurance, and other associated with the PIM Highland JV acquisition, $1.8 million associated with the New Hotel Acquisitions, slightly offset by a decrease of $287,000 from our remaining hotel properties and WorldQuest.
Depreciation and Amortization. Depreciation and amortization increased $30.4 million, or 107.3%, to $58.7 million during the 2015 quarter compared to the 2014 quarter. The increase was primarily due to $21.2 million of depreciation and amortization associated with the PIM Highland JV acquisition and $5.9 million associated with the New Hotel Acquisitions. The remaining increase of $3.3 million is attributable to capital expenditures to our remaining hotel properties that have occurred since September 30, 2014.
Impairment Charges. We recorded credits to impairment charges of $111,000 and $105,000 for the 2015 quarter and 2014 quarter, respectively, for cash received and resulting valuation adjustments on a previously impaired mezzanine loan.
Transaction Costs. Transaction costs were $392,000 in the 2015 quarter compared to $533,000 in the 2014 quarter. The 2015 quarter included costs related to the acquisitions of the PIM Highland JV, Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis and Hilton Garden Inn - Wisconsin Dells. The 2014 quarter included costs related to the acquisitions of the Ashton and Fremont Marriott.

Advisory Services Fee. Advisory services fees represent fees paid in connection with the advisory agreement between Ashford Inc. and us for the 2015 quarter. For the 2015 quarter, we recorded an advisory services fee of $10.8 million, which was comprised of a base advisory fee of $8.7 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.6 million and equity-based compensation of $468,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2014 quarter, we did not recognize an advisory services fee as we were self-advised.
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $11.3 million, or 75.0%, to $3.8 million during the 2015 quarter compared to the 2014 quarter. Other general and administrative expenses decreased $6.6 million and non-cash equity-based compensation decreased $4.7 million for the 2015 quarter. The decrease in other general and administrative expenses was primarily attributable to salaries and benefits of $6.2 million associated with the Ashford Inc. spin-off, as such expenses are no longer recognized with all employees moving to Ashford Inc. Additionally, non-cash equity-based compensation decreased $4.7 million as a result of the Ashford Inc. spin-off. The remaining decreases are primarily attributable to lower office expenses, professional fees and other miscellaneous expenses totaling approximately $389,000.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $4.4 million and equity in earnings of $2.8 million for the 2015 quarter and the 2014 quarter, respectively. The 2015 quarter includes equity in loss in the REHE Fund of $3.9 million and in Ashford Prime of $453,000, offset by $16,000 of equity in earnings in Ashford Inc. The 2014 quarter includes equity in earnings in Ashford Prime of $703,000 and $2.1 million in PIM Highland JV.
Interest Income. Interest income was $21,000 and $27,000 for the 2015 quarter and the 2014 quarter, respectively.
Other Income (Expense). Other income (expense) changed by $2.9 million, or 112.2%, from other income of $2.6 million to other expense of $314,000 during the 2015 quarter compared to the 2014 quarter. The change is primarily attributable to the contribution of certain marketable securities to obtain an ownership interest in the REHE Fund. We not longer have realized gain or loss on marketable securities and dividend income for the 2015 quarter compared to a realized gain on marketable securities of $2.4 million and dividend income of $122,000 for the 2014 quarter.
Interest Expense and Amortization of Premiums and Loan Costs, net. Interest expense and amortization of premiums and loan costs, net, increased $22.5 million, or 76.4%, to $51.9 million during the 2015 quarter compared to the 2014 quarter. The increase is primarily due to $16.6 million of interest expense and amortization associated with the PIM Highland JV acquisition and refinance. The remaining increase is associated with higher loan cost amortization and interest expense of $5.2 million as a result of new financings on the majority of the New Hotel Acquisitions and higher loan cost amortization and interest expense as a result of refinances on our remaining hotel properties of $586,000. The average LIBOR rates for the 2015 quarter and the 2014 quarter were 0.20% and 0.15%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $8.3 million for the 2014 quarter. There were no write-off of loan costs and exit fees in the 2015 quarter. In the 2014 quarter, we refinanced three mortgage loans, including our $135.0 million mortgage loan due May 2015, our $102.3 million mortgage loan due December 2014, which had an outstanding balance of $101.1 million, and our $89.3 million mortgage loan due February 2016, which had an outstanding balance of $88.5 million. The new loans total $468.9 million. As a result, we wrote-off the unamortized loan costs of $209,000 and incurred defeasance and exit fees of $8.1 million.
Unrealized Loss on Marketable Securities. Unrealized loss on marketable securities was $2.9 million for the 2014 quarter. There was no gain or loss on marketable securities for the 2015 quarter. Unrealized gain or loss on marketable securities were based on changes in closing market prices during the 2014 quarter.
Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $2.7 million, to $2.8 million during the 2015 quarter compared to the 2014 quarter. The 2015 quarter had losses consisting of $3.3 million and $406,000 related to interest rate floors and interest rate derivatives, respectively, offset by an unrealized gain of $992,000 related to credit default swaps. In the 2014 quarter, we had a loss of $156,000 related to interest rate derivatives and a gain of $86,000 related to credit default swaps, respectively. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. Income tax expense increased $1.4 million, or 489.4%, to $1.7 million during the 2015 quarter compared to the 2014 quarter. The increase in income tax expense is primarily due to the acquisition of the approximate 28.26% interest in the PIM Highland JV. Prior to the acquisition, the PIM Highland JV was accounted for under the equity method. After the acquisition, the PIM Highland JV became wholly-owned and income tax expense for its TRS is now included in consolidated income tax expense.

Income from Discontinued Operations. Income from discontinued operations was $62,000 for the 2014 quarter related to the sale of the Homewood Suites Mobile hotel in Mobile, Alabama in November 2014. There were no discontinued operations in the 2015 quarter.
Gain on Sale of Hotel Properties, net of tax. Gain on sale of hotel properties, net of tax, was a gain of $599,000 for the 2015 quarter. We recognized a previously deferred gain of $599,000 on the sale of the Pier House Resort as a result of the distribution of Ashford Prime OP common units to our stockholders and OP unitholders that eliminated our equity investment in Ashford Prime OP. See Note 1.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated income of $3,000 and a loss of $124,000 for the 2015 quarter and the 2014 quarter, respectively.
Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in operating partnership were allocated net losses of $3.2 million and $2.6 million in the 2015 quarter and the 2014 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 13.28% and 13.01% in the operating partnership at September 30, 2015 and 2014, respectively.
Comparison of the Nine Months Ended September 30, 2015 and 2014
Net income (loss) attributable to the Company. Net income (loss) attributable to the Company increased $310.4 million, from a net loss of $17.5 million for the nine months ended September 30, 2014 (the “2014 period”) to net income of $292.9 million for the nine months ended September 30, 2015 (the “2015 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotels increased $298.0 million, or 60.9%, to $787.4 million during the 2015 period compared to the 2014 period. We experienced an increase in rooms revenue of $220.6 million as a result of the PIM Highland JV acquisition, $47.8 million associated with the New Hotel Acquisitions and $33.0 million from our remaining hotels and WorldQuest, which experienced an increase of 155 basis points in occupancy and an increase of 5.3% in room rates. These increases were offset by revenue of $3.4 million from the Pier House Resort that sold in 2014. Food and beverage revenue experienced an increase of $77.0 million, or 93.3%, to $159.5 million during the 2015 period compared to the 2014 period. This increase is a result of $63.4 million from the PIM Highland JV acquisition, $11.0 million associated with the New Hotel Acquisitions and $3.1 million from our remaining hotel properties and WorldQuest, offset by revenue of $597,000 from the Pier House Resort that sold in 2014. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $15.3 million, or 76.5%, to $35.4 million during the 2015 period compared to the 2014 period. This increase is a result of $9.2 million from the PIM Highland JV acquisition, $3.0 million associated with the New Hotel Acquisitions and $3.4 million from our remaining hotel properties and WorldQuest, offset by revenue of $247,000 from the Pier House Resort that sold in 2014. In the 2014 period, we recorded advisory services revenue of $9.3 million from an agreement between Ashford LLC and Ashford Prime that was in place prior to the spin-off of Ashford, Inc. The advisory services revenue was comprised of a base advisory fee of $6.5 million and reimbursable expenses of $1.3 million. We also recorded advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of approximately $1.5 million in connection with providing advisory services. Other non-hotel revenue decreased $1.5 million, or 46.1%, to $1.7 million during the 2015 period compared to the 2014 period. The decrease in other non-hotel revenue is primarily attributable to the acquisition of the PIM Highland JV. Prior to the acquisition, we received expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services.
Hotel Operating Expenses. Hotel operating expenses increased $226.7 million, or 59.1%, to $610.5 million during the 2015 period compared to the 2014 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $116.1 million in direct expenses and $110.6 million in indirect expenses and management fees in the 2015 period. The increase in direct expenses was comprised of $89.5 million as a result of the PIM Highland JV acquisition, $19.9 million, as a result of the New Hotel Acquisitions and $6.6 million, from our remaining hotels and WorldQuest. The increase in indirect expenses was comprised of $91.8 million, as a result of the PIM Highland JV acquisition, $20.3 million, as a result of the New Hotel Acquisitions, offset by a decrease of $1.5 million, from our remaining hotels and WorldQuest, which was a result of a charge in the 2014 period of $10.8 million related to a jury verdict received in a legal proceeding. See Note 13. Direct expenses were 29.8% and 29.9% of total hotel revenue for the 2015 period and the 2014 period, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $18.2 million or 62.9%, to $47.2 million during the 2015 period compared to the 2014 period. The increase was primarily due to $15.0 million of property taxes, insurance, and other associated with the PIM Highland JV acquisition, $3.2 million associated with the New Hotel Acquisitions and $289,000 from our remaining hotel properties and WorldQuest. This increase was partially offset by $297,000 for the Pier House Resort that sold in 2014.

Depreciation and Amortization. Depreciation and amortization increased $68.2 million or 84.2%, to $149.2 million during the 2015 period compared to the 2014 period. The increase was primarily due to $48.2 million of depreciation and amortization associated with the PIM Highland JV acquisition and $10.0 million associated with the New Hotel Acquisitions. The remaining increase of $10.4 million is attributable to capital expenditures that have occurred since September 30, 2014 and the New Hotel Acquisitions. These increases were offset by lower depreciation of $344,000 as a result of the sale of the Pier House Resort.
Impairment Charges. We recorded impairment charges of $19.6 million and impairment credits of $310,000 for the 2015 period and 2014 period, respectively. The 2015 period amount was comprised of an impairment charge on two hotel properties totaling $19.9 million, offset by a $326,000 impairment credit related to valuation adjustments on a previously impaired mezzanine loan.
Transaction Costs. Transaction costs were $5.9 million in the 2015 period compared to $616,000 in the 2014 period. The increase is primarily attributable to costs related to the acquisitions of the PIM Highland JV, Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis and Hilton Garden Inn - Wisconsin Dells.
Advisory Services Fee. Advisory services fees represent fees paid in connection with the advisory agreement between Ashford Inc. and us for the 2015 period. For the 2015 period, we recorded an advisory services fee of $31.8 million, which comprised of a base advisory fee of $25.2 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $4.8 million and equity-based compensation of $1.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2014 period, we did not recognize an advisory services fee as we were self-advised.
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $35.6 million, or 75.2%, to $11.7 million during the 2015 period compared to the 2014 period. Other general and administrative expenses decreased $19.1 million and non-cash equity-based compensation decreased $16.4 million for the 2015 period. The decrease in other general and administrative expenses was primarily attributable to salaries and benefits of $20.1 million associated with the Ashford Inc. spin-off, as such expenses are no longer recognized with all employees moving to Ashford Inc. Additionally, non-cash equity-based compensation decreased $16.4 million as a result of the Ashford Inc. spin-off. The remaining decrease is primarily attributable to lower office expenses, professional fees and other miscellaneous expenses totaling approximately $1.8 million. These decreases were partially offset by $2.6 million of expense associated with the attempted launch of the select-service platform.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $9.1 million and equity in earnings of $6.8 million for the 2015 period and the 2014 period, respectively. The 2015 period includes equity in loss in Ashford Inc. of $1.2 million, $4.9 million in the REHE Fund and $3.8 million in PIM Highland JV, offset by equity in earnings in Ashford Prime of $874,000. The 2014 period includes equity in earnings in Ashford Prime of $692,000 and equity in earnings of $6.1 million in PIM Highland JV.
Interest Income. Interest income was $67,000 and $45,000 for the 2015 period and the 2014 period, respectively.
Gain on Acquisition of PIM Highland JV. Gain on acquisition of PIM Highland JV was $381.8 million for the 2015 period. This gain is related to the acquisition of the remaining interest in the PIM Highland JV in March 2015. No gain was recorded in the 2014 period.
Other Income. Other income decreased $4.1 million, or 70.3%, to $1.7 million during the 2015 period compared to the 2014 period. The decrease in other income is primarily attributable to the contribution of certain marketable securities in consideration for an ownership interest in the REHE Fund. As a result, we no longer have realized gain or loss on marketable securities and dividend income. For the period in 2015 prior to our contribution to the REHE Fund, we had a realized gain on marketable securities of $1.9 million and dividend income of $255,000 compared to a realized gain on marketable securities of $5.4 million and dividend income of $485,000 for the 2014 period.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $48.4 million or 56.6%, to $134.0 million during the 2015 period compared to the 2014 period. The increase is primarily due to $37.8 million of interest expense and amortization associated with the PIM Highland JV acquisition and refinance. The remaining increase is associated with higher loan cost amortization and interest expense as a result of new financings on the majority of the New Hotel Acquisitions of $7.9 million and higher loan cost amortization and interest expense as a result of refinances on our remaining hotel properties of $3.5 million. These expenses were offset by $718,000 as a result of the sale of the Pier House Resort. The average LIBOR rates for the 2015 period and the 2014 period were 0.18% and 0.15%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees decreased $5.6 million, or 54.0%, to $4.8 million during the 2015 period compared to the 2014 period. The decrease is primarily attributable to three mortgage loans we refinanced and three hotel properties and a portfolio in which we obtained new financing, See Note 7 to the consolidate financial statements. For the 2015 period, we wrote-off the unamortized loan costs of $86,000 and incurred defeasance and other exit fees of $4.7 million. For the 2014 period, we refinanced three mortgage loans, including our $135.0 million mortgage loan due May 2015, our $102.3 million mortgage loan due December 2014, which had an outstanding balance of $101.1 million, and our $89.3 million mortgage loan due February 2016, which had an outstanding balance of $88.5 million. The new loans total $468.9 million. As a result we wrote-off the unamortized loan costs of $209,000 and incurred defeasance and exit fees of $8.1 million. Additionally, we refinanced our $164.4 million loan due March 2014 with a $200.0 million loan due February 2016. As a result, we wrote-off the unamortized loan costs of $251,000 and incurred exit fees of $397,000. We also wrote off loan costs of $1.4 million associated with the Pier House Resort loan that was assumed by Ashford Prime.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was an unrealized gain of $127,000 and an unrealized loss of $3.8 million for the 2015 period and the 2014 period, respectively, and are based on changes in closing market prices during the period.
Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $5.7 million or 841.6%, to $6.4 million during the 2015 period compared to the 2014 period. The 2015 period had losses consisting of $5.4 million and $1.8 million related to interest rate floors and interest rate derivatives, respectively, offset by unrealized gain of $797,000 on credit default swaps. In the 2014 period, we had losses consisting of $349,000 and $331,000 related to interest rate derivatives and credit default swaps, respectively. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. Income tax expense increased $3.8 million, or 465.2% to $4.6 million during the 2015 period compared to the 2014 period. The increase in income tax expense is primarily due to the acquisition of the approximate 28.26% interest in the PIM Highland JV. Prior to the acquisition, the PIM Highland JV was accounted for under the equity method. After the acquisition, the PIM Highland JV became wholly-owned and income tax expense for its TRS is now included in consolidated income tax expense.
Income from Discontinued Operations. Income from discontinued operations was $88,000 for the 2014 period related to the sale of the Homewood Suites Mobile hotel in Mobile, Alabama in November 2014. There were no discontinued operations in the 2015 period.
Gain (Loss) on Sale of Hotel Properties, net of tax. Gain (loss) on sale of hotel properties, net of tax, was a loss of $531,000 and a gain of $3.5 million for the 2015 period and the 2014 period, respectively. In the 2015 period, we recognized a loss of $1.1 million on the sale of the Hampton Inn in Terre Haute, Indiana and recognized a previously deferred gain of $599,000 on the sale of the Pier House Resort as a result of the final distribution of Ashford Prime OP common units to our stockholders and OP unitholders that eliminated our equity investment in Ashford Prime OP. See Note 1. In the 2014 period, we recognized a gain of $3.5 million in connection with the sale of the Pier House Resort to Ashford Prime. We deferred a portion of the gain of the Pier House Resort in the amount of $599,000, in accordance with the applicable accounting guidance, as a result of our equity investment in Ashford Prime OP.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated losses of $8,000 and $146,000 during the 2015 period and the 2014 period, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $39.6 million and net loss of $4.2 million in the 2015 period and the 2014 period, respectively. Redeemable noncontrolling interests represented ownership interests of 13.28% and 13.01% in the operating partnership at September 30, 2015 and 2014, respectively.
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
EBITDA is defined as net loss attributable to the Company before interest expense and amortization of premiums and loan costs, net, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gains on hotel properties, impairment charges, write-off of loan costs and exit fees, other income/expense, transaction, acquisition and management conversion costs, legal judgments, dead deal costs, software implementation costs, and non-cash items such as amortization of unfavorable management contract liabilities, non-cash stock/unit-based compensation, compensation adjustments related to modified employment terms, unrealized gains and losses on marketable securities and derivative instruments, as well as our portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(19,511)	$(16,204)	$332,539	$(21,849)
Net (income) loss from consolidated entities attributable to noncontrolling interest	(3)	124	8	146
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,193	2,585	(39,616)	4,234
Net income (loss) attributable to the Company	(16,321)	(13,495)	292,931	(17,469)
Interest income	(21)	(27)	(67)	(45)
Interest expense and amortization of premiums and loan costs, net	51,829	29,419	133,900	85,800
Depreciation and amortization	58,682	28,380	149,068	81,144
Income tax expense	1,721	292	4,635	832
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(3,193)	(2,585)	39,616	(4,234)
Equity in (earnings) loss of unconsolidated entities	437	(2,831)	4,204	(6,794)
Company's portion of EBITDA of unconsolidated entities (Ashford Inc.)	680	—	(13)	—
Company's portion of EBITDA of unconsolidated entities (Ashford Prime OP)	509	3,524	7,640	9,148
Company's portion of EBITDA of unconsolidated entities (PIM Highland JV)	—	24,240	11,982	73,642
EBITDA available to the Company and OP unitholders	94,323	66,917	643,896	222,024
Amortization of unfavorable management contract liabilities	(493)	(493)	(1,481)	(1,481)
Impairment charges	(111)	(105)	19,623	(310)
Gain on hotel properties	(599)	—	(381,304)	(3,503)
Write-off of loan costs and exit fees	—	8,319	4,767	10,353
Other (income) expense (1)	314	(2,564)	(1,733)	(5,841)
Transaction, acquisition and management conversion costs	1,963	1,903	11,552	3,173
Software implementation costs	—	20	—	275
Legal judgment	23	683	71	11,483
Unrealized (gain) loss on marketable securities	—	2,875	(127)	3,818
Unrealized loss on derivatives	2,750	70	6,403	680
Compensation adjustment related to modified employment terms	—	—	—	2,997
Dead deal costs	320	—	567	—
Non-cash stock/unit-based compensation	468	4,734	2,328	14,727
Company's portion of adjustments to EBITDA of unconsolidated entities (REHE Fund)	3,932	—	4,880	—
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	528	—	3,184	—
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	582	64	738	554
Company's portion of adjustments to EBITDA of unconsolidated entities (PIM Highland JV)	—	—	—	(513)
Adjusted EBITDA available to the Company and OP unitholders	$104,000	$82,423	$313,364	$258,436
____________________________________

(1)	Other (income) expense, primarily consisting of income/loss from realized gain/loss on marketable securities, is excluded from Adjusted EBITDA.

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net loss attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, other impairment charges, other income/expense, transaction, acquisition and management conversion costs, legal judgments, dead deal costs, software implementation costs and non-cash items such as gains and losses on marketable securities and derivative instruments, compensation adjustments related to modified employment terms, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(19,511)	$(16,204)	$332,539	$(21,849)
Net (income) loss from consolidated entities attributable to noncontrolling interest	(3)	124	8	146
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,193	2,585	(39,616)	4,234
Preferred dividends	(8,490)	(8,490)	(25,471)	(25,471)
Net income (loss) attributable to common stockholders	(24,811)	(21,985)	267,460	(42,940)
Depreciation and amortization of real estate	58,682	28,295	149,068	80,882
Gain on hotel properties	(599)	—	(381,304)	(3,503)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(3,193)	(2,585)	39,616	(4,234)
Equity in (earnings) loss of unconsolidated entities	437	(2,831)	4,204	(6,794)
Impairment charges on real estate	—	—	19,949	—
Company's portion of FFO of unconsolidated entities (Ashford Inc.)	372	—	(619)	—
Company's portion of FFO of unconsolidated entities (Ashford Prime OP)	63	2,093	4,371	4,864
Company's portion of FFO of unconsolidated entities (PIM Highland JV)	—	12,966	3,791	39,438
FFO available to the Company and OP unitholders	30,951	15,953	106,536	67,713
Write-off of loan costs and exit fees	—	8,319	4,767	10,353
Other impairment charges	(111)	(105)	(326)	(310)
Transaction, acquisition and management conversion costs	1,963	1,903	11,552	3,173
Other (income) expense (1)	314	(2,564)	(1,733)	(5,841)
Legal judgment	23	683	71	11,483
Compensation adjustment related to modified employment terms	—	—	—	2,997
Unrealized (gain) loss on marketable securities	—	2,875	(127)	3,818
Unrealized loss on derivatives	2,750	70	6,403	680
Dead deal costs	320	—	567	—
Software implementation costs	—	20	—	275
Company's portion of adjustments to FFO of unconsolidated entities (REHE Fund)	3,932	—	4,880	—
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	(484)	—	(498)	—
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	573	6	593	394
Company's portion of adjustments to FFO of unconsolidated entities (PIM Highland JV)	—	—	—	(513)
Adjusted FFO available to the Company and OP unitholders	$40,231	$27,160	$132,685	$94,222
____________________________________
(1) Other (income) expense, primarily consisting of net realized gain/loss on marketable securities, is excluded from Adjusted FFO.

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2015:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Syracuse, NY	Full service	215	100	215
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	257	100	257
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parssippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parssippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Hampton Inn	Gainesville, FL	Select service	124	100	124
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	697	100	697
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	Omaha, NE	Full service	300	100	300
Marriott	San Antonio, TX	Full service	251	100	251
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100	162
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100	388
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Palm Desert, CA	Select service	151	100	151
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Orlando, FL	Select service	312	100	312
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Edison, NJ	Select service	146	100	146
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Palm Desert, CA	Select service	130	100	130
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Atlanta, GA	Select service	150	100	150
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
Marriott Residence Inn	Tampa, FL	Select service	109	100	109
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100	144
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	253	100	253
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Crowne Plaza	Atlanta, GA	Full service	495	100	495
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, DC	Full service	173	100	173
The Melrose	Washington, DC	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Select service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Le Meridien	Minneapolis, MN	Full service	60	100	60
Ground Lease Properties
Crown Plaza	Key West, FL	Full service	160	100%	160
Crown Plaza	Annapolis, MD	Full service	196	100	196
Hilton	Ft. Worth, TX	Full service	294	100	294
Marriott	Sugarland, TX	Full service	300	100	300
Renaissance	Nashville, TN	Full service	673	100	673
Renaissance	Palm Springs, CA	Full service	410	100	410
Renaissance	Portsmouth, VA	Full service	249	100	249
Total			27,608		27,581

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At September 30, 2015, our total indebtedness of $3.7 billion included $2.4 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2015 would be approximately $6.0 million annually. Interest rate changes have no impact on the remaining $1.3 billion of fixed-rate debt. At December 31, 2014, the total consolidated indebtedness of $2.0 billion included $817.9 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2014 would be approximately $2.0 million per year. Interest rate changes will have no impact on the remaining $1.2 billion of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2015 and December 31, 2014, respectively, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We also entered into interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to zero percent. Our total exposure is capped at our initial upfront costs totaling $9.4 million.
In April 2015, February 2015 and August 2011, we entered into credit default swap transactions for notional amounts of $45.0 million, $45.0 million and $100.0 million, respectively, to hedge financial and capital market risk for upfront costs of $1.1 million, $1.6 million and $8.2 million, respectively, which amounts were subsequently returned to us as collateral by our counterparty. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $3.2 million at September 30, 2015.
In September 2015, we entered into Eurodollar futures to hedge our cash flow risk for upfront costs, including commissions, of $743,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are made good.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant, Nantucket Enterprises, Inc., had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. The landlord is preparing various post trial motions. A final judgment was entered and the landlord has filed a notice of appeal. As a result of the jury verdict, we previously recorded pre-judgment interest of $707,000 and accrued a reasonable estimate of loss related to legal fees of $400,000 during 2014. As of the three and nine months ended September 30, 2015, we recorded additional pre-judgment interest of $24,000 and $71,000, respectively. Including the 2014 judgment, pre-judgment interest and estimated loss of legal expenses, total expense recorded was $12.0 million through September 30, 2015. The additional charges related to pre-judgment interest are included in “other expenses” in the consolidated statements of operations for the three and nine months ended September 30, 2015.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At September 30, 2015, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31,2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31 (1) (2)	5,750,984	$9.00		—	$200,000,000
August 1 to August 31 (1)	984	2.84	(4)	—	200,000,000
September 1 to September 30 (1)	1,450	2.65	(4)	—	200,000,000
Total	5,753,418	$9.00		—
____________________

(1)	Includes shares that were repurchased when former employees of Ashford LLC, who held restricted shares of our common stock, forfeited the shares upon termination of employment.

(2)	Includes 5,750,000 shares that were purchased and retired.

(3)
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

(4)	Represents the treasury stock cost associated with the original restricted share grant.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1
Articles of Amendment and Restatement, as amended by Amendment Number One to Articles of Amendment and Restatement (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed May 15, 2015) (File No. 333-204235)

3.2
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014 and by Amendment No. 2 on October 19, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on October 22, 2015)

10.1
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Trust, Inc., and Ashford Inc.(incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2015)

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	November 9, 2015	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 9, 2015	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer