Form 10-K
period 2015-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2016-02-29
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2015, the aggregate market value of 96,282,245 shares of the registrant’s common stock held by non-affiliates was approximately $814,548,000.
As of February 25, 2016, the registrant had 95,470,903 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2016 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2015

This Annual Report is filed by Ashford Hospitality Trust, Inc., a Maryland corporation (the “Company”). Unless the context otherwise requires, all references to the Company include those entities owned or controlled by the Company. In this report, the terms “the Company,” “Ashford Trust,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
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

•
legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and related rules, regulations and interpretations governing the taxation of REITs; and

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
GENERAL
Ashford Hospitality Trust, Inc., together with its subsidiaries, is an externally-advised real estate investment trust (“REIT”) focused on investing opportunistically in the hospitality industry with a focus on full-service upscale and upper-upscale hotels in the U.S. that have a revenue per available room (“RevPAR”) generally less than two times the U.S. national average. Additional information can be found on our website at www.ahtreit.com. We were formed as a Maryland corporation in May 2003 and commenced operations in August 2003, as a self-advised REIT. In November 2014, we completed the spin-off of our asset management business, forming Ashford Inc. as a separate publicly traded company, and we became advised by Ashford Inc. We continue to own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of the Company, serves as the sole general partner of our operating partnership.
Our hotels are primarily operated under the widely recognized upscale and upper-upscale brands of Hilton, Hyatt, Marriott, Starwood and Intercontinental Hotels Group. Currently, all of our hotels are located in the United States. As of December 31, 2015, we owned interests in the following:

•
132 consolidated hotel properties, including 130 hotel properties directly owned and two hotel properties owned through majority-owned investments in consolidated entities, which represent 27,977 total rooms (or 27,950 net rooms excluding those attributable to our partners);

•	85 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	an approximate 29.8% ownership in Ashford Inc. with a carrying value of $6.6 million and a fair value of $31.9 million; and

•	a mezzanine loan with a carrying value of $3.7 million.
On June 17, 2013, we announced that our board of directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to our partners), to holders of our common stock in the form of a taxable special distribution. This distribution was comprised of common stock in Ashford Hospitality Prime, Inc. (“Ashford Prime”), a newly formed company. We contributed the portfolio interests into Ashford Hospitality Prime Limited Partnership ("Ashford Prime OP"), Ashford Prime's operating partnership. The distribution was made on November 19, 2013, on a pro rata basis to holders of our common stock as of November 8, 2013, with each of our stockholders receiving one share of Ashford Prime common stock for every five shares of our common stock held by such stockholder as of the close of business on November 8, 2013. Ashford Prime has qualified as a REIT for federal income tax purposes, and is listed on the New York Stock Exchange, under the symbol “AHP.” The transaction also included options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida. We sold the Pier House Resort to Ashford Prime on March 1, 2014, and Ashford Prime’s option to acquire the Crystal Gateway Marriott expired on May 19, 2015.
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
On February 27, 2014, we announced that our board of directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of a portion of Ashford Inc.’s common stock to our common stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition, for each common unit of our operating partnership, the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. The exchange occurred on November 12, 2014, simultaneously with the distribution to common stockholders. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 30.1% ownership interest in Ashford Inc. at the time of the spin-off. In connection with the spin-off, we entered into an advisory agreement with Ashford Inc.

For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2015, all of our 132 hotel properties were leased or owned by our wholly-owned and majority- owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages eligible independent contractors to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We do not operate any of our hotels directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), is one of our property managers, and is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus. As of December 31, 2015, Remington Lodging managed 89 of our 132 hotel properties and the WorldQuest Resort. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and eighty percent of the limited partner interests in Remington Lodging. The acquisition is subject to the satisfaction of various conditions, including the approval of Ashford Inc.’s stockholders and independent directors. The acquisition, if completed, will not impact our management agreements with Remington Lodging. Third-party management companies managed our remaining hotel properties.
BUSINESS STRATEGIES
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
In June 2015, our board of directors modified our investment strategy to focus predominantly on full-service hotels in the upscale and upper-upscale segments in the U.S. that have RevPAR generally less than twice the national average. The change in our investment strategy was made in conjunction with our announcement that we plan to sell the vast majority our select-service hotel portfolio.We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice.
While our current investment strategy is focused on direct hotel investments, as the business cycle changes and the hotel markets continue to improve, we may invest in a variety of lodging-related assets based upon our evaluation of diverse market conditions including our cost of capital and the expected returns from those investments. Our investments may include: (i) direct hotel investments; (ii) mezzanine financing through origination or acquisition; (iii) first-lien mortgage financing through origination or acquisition; and (iv) sale-leaseback transactions.
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
BUSINESS SEGMENTS
We currently operate in one business segment within the hotel lodging industry: direct hotel investments. A discussion of our operating segment is incorporated by reference to note 20 to our consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
FINANCING STRATEGY
We utilize debt to increase equity returns. When evaluating our future level of indebtedness and making decisions regarding the incurrence of indebtedness, our board of directors considers a number of factors, including:

•	our leverage levels across the portfolio;

•	the purchase price of our investments to be acquired with debt financing;

•	impact on financial covenants;

•	cost of debt;

•	loan maturity schedule;

•	the estimated market value of our investments upon refinancing;

•	the ability of particular investments, and our Company as a whole, to generate cash flow to cover expected debt service; and

•	trailing twelve months net operating income of the hotel to be financed.
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

We may use the proceeds from any borrowings for working capital, consistent with industry practice, to:

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
DISTRIBUTION POLICY
In December 2014, the board of directors approved our dividend policy for 2015 with an annualized target of $0.48 per share. For the year ended December 31, 2015, we have declared dividends of $0.48 per share. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. In December 2015, the board of directors approved our dividend policy for 2016 and we expect to pay a quarterly dividend of $0.12 per share during 2016. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
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
Our principal competitors include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as select-service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. We may also experience competition from alternative types of accommodations such as AirBnb.
EMPLOYEES
We have no employees. Our appointed officers and employees are provided by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc. (collectively, our “advisor”). Services which would otherwise be provided by employees are provided by Ashford LLC and by our executive officers. Ashford LLC has approximately 108 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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

As of December 31, 2015, we owned interests in 132 hotels, 127 of which operated under the following franchise licenses or brand management agreements:
Embassy Suites is a registered trademark of Hilton Hospitality, Inc.
Hilton is a registered trademark of Hilton Hospitality, Inc.
Hilton Garden Inn is a registered trademark of Hilton Hospitality, Inc.
Hampton Inn is a registered trademark of Hilton Hospitality, Inc.
Homewood Suites is a registered trademark of Hilton Hospitality, Inc.
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
Le Meridien is a registered trademark of Starwood Hotels and Resorts Worldwide, Inc.
Sheraton is a registered trademark of Sheraton Hotels and Resorts, a division of Starwood Hotels and Resorts Worldwide, Inc.
W is a registered trademark of W Hotels Worldwide, a division of Starwood Hotels and Resorts Worldwide, Inc.
Westin is a registered trademark of Westin Hotels and Resorts, a division of Starwood Hotels and Resorts Worldwide, Inc.
Crowne Plaza is a registered trademark of InterContinental Hotels Group.
Hotel Indigo is a registered trademark of InterContinental Hotels Group.
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
ACCESS TO REPORTS AND OTHER INFORMATION
We maintain a website at www.ahtreit.com. On our website, we make available free-of-charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
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
Continued or renewed economic weakness in the U.S. economy, generally, or a new recession would likely adversely affect our financial condition and that of our managers and tenants, and could impact the ability of our managers and tenants to pay our returns and rents.
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
The aggregate amount of fees and expense reimbursements paid to our advisor will exceed the average of internalized expenses of our industry peers (as provided in our advisory agreement), as a percentage of total market capitalization. As a part of these fees, we must pay a minimum advisory fee to our advisor regardless of our performance
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor a quarterly base management fee (subject to a minimum fee described below), that is based on a declining scale percentage of our total market capitalization (as defined in our advisory agreement) plus the Key Money Asset Management Fee (as defined in our advisory agreement), an annual incentive fee that will be based on our achievement of certain minimum performance thresholds and certain expense reimbursements. For each quarter beginning after December 31, 2015, the quarterly minimum base management fee will be equal to the greater of (i) 90% of the base fee paid for the same quarter in the prior year; and (ii) the “G&A Ratio” multiplied by our total market capitalization for such quarter. The “G&A Ratio” will be calculated as the simple average of the ratios of total general and administrative expenses paid, less any non-cash expenses but including any dead-deal costs, in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member (as provided in our advisory agreement.) Since the base management fee is subject to this minimum amount and because a portion of such fees are contingent on our performance, the fees we pay to our advisor may fluctuate over time. However, regardless of our advisor’s performance, the total amount of fees and reimbursements paid to our advisor as a percentage of market capitalization will never be less than the average of internalized expenses of our industry peers (as provided in our advisory agreement), and there may be times when the total amount of fees and incentives paid to our advisor greatly exceeds the average of internalized expenses of our industry peers.
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
We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Monty J. Bennett, to manage 89 of our 132 hotel properties and the WorldQuest condominium properties as of December 31, 2015. We have hired unaffiliated third-party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. If such a proposal is adopted, many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet.” This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting could result in misstatements of our results of operations, restatements of our financial statements or could otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.
The Company faces possible risks associated with the physical effects of climate change.
The Company cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on the Company. For example, a number of the Company’s hotels are located along the Gulf and East coasts. To the extent climate change causes changes in weather patterns, its markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on its business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, increasing the cost of energy and increasing the cost of snow removal at its properties. There can be no assurance that climate change will not have a material adverse effect on the Company.
RISKS RELATED TO OUR DEBT FINANCING
We are subject to various risks related to our use of, and dependence on, debt.
As of December 31, 2015, we had aggregated borrowings of approximately $3.9 billion outstanding, including $2.8 billion of variable interest rate debt. The interest we pay on variable-rate debt increases as interest rates increase above any floor rates, which may decrease cash available for distribution to our stockholders. We are also subject to the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to our stockholders, (iv) increase the risk that we could be forced to liquidate assets or repay debt, either of which could have a material adverse effect on us, and (v) create other challenging situations for us.
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
We voluntarily elected to cease making payments on the mortgages securing four of our hotels during the last economic downturn, and we may voluntarily elect to cease making payments on additional mortgages in the future, which could reduce the number of hotels we own as well as our revenues and could affect our ability to raise equity or debt financing in the future or violate covenants in our debt agreements.
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
We had approximately $3.9 billion of mortgage debt outstanding as of December 31, 2015. We may face issues with these loans or with other loans or borrowings that we incur in the future, some of which issues may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt agreements, could have an adverse effect on our ability to raise equity or debt capital, could increase the cost of such capital or could otherwise have an adverse effect on our business, results of operations or financial condition.
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
Six of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, our business could be materially and adversely affected.
Six of our hotels are on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those two hotels. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. We may not be able to renew any ground lease upon its expiration. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects.
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
If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to obtain additional debt or equity financing to fund future capital improvements, and we may not be able to meet the loan covenants in any financing obtained to fund the new development, creating default risks.
In addition, to the extent that developments are conducted through joint ventures, this creates additional risks, including the possibility that our partners may not meet their financial obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. See “Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.”
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
During 2015, approximately 10.3% of our total hotel revenue was generated from 10 hotels located in the Washington D.C. areas, areas considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
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
RISKS RELATED TO CONFLICTS OF INTEREST
Our agreements with our external advisor, as well as our mutual exclusivity agreement and management agreements with Remington Lodging were not negotiated on an arm’s-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of our advisor.
Because each of our executive officers are also key employees of our advisor or its affiliates and have ownership interests in our advisor and because our chief executive officer and chairman of our board has an ownership interest in Remington Lodging, our advisory agreement as well as our mutual exclusivity agreement and master management agreement with Remington Lodging were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with our advisor and Remington Lodging.
The termination fee payable to our advisor significantly increases the cost to us of terminating our advisory agreement, thereby effectively limiting our ability to terminate our advisor without causes and could make a change of control transaction less likely or the terms thereof less attractive to us and to our stockholders.
The initial term of our advisory agreement with our advisor is 10 years from the effective date of the advisory agreement, with automatic five-year renewal terms thereafter unless previously terminated. Our board will review our advisor’s performance and fees annually and, following the 10 year initial term the advisory agreement may be terminated by us with the payment of the termination fee described below and 180 days’ prior notice upon the affirmative vote of at least two-thirds of our independent directors based upon a good faith finding that either: (1) there has been unsatisfactory performance by our advisor that is materially detrimental to us and our subsidiaries taken as a whole, or (2) the base fee and/or incentive fee is not fair (and our advisor does not offer to negotiate a lower fee that a majority of our independent directors determines is fair). Additionally, if there is a change of control transaction, we will have the right to terminate the advisory agreement with the payment of the termination fee described below. If we terminate or do not renew the advisory agreement without cause, including pursuant to clauses (1) or (2) above (following a contractual renegotiation process in the case of clause (2) above) or upon a change of control, we will be required to pay our advisor a termination fee equal to:
•(A) 1.1 multiplied by the greater of (i) 12 times the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement or (ii) the earnings multiple (calculated as the total enterprise value on the trading day immediately preceding the day the termination notice is given to our advisor divided by our advisor’s most recently reported adjusted EBITDA) for our advisor’s common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; or (iii) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement (calculated as the total enterprise value on the last trading day of each of the three preceding fiscal years divided by, in each case, our advisor’s adjusted EBITDA for the same periods), multiplied by the net earnings of our advisor for the 12-month period preceding the termination date of the advisory agreement, plus
•(B) an additional amount such that the total net amount received by our advisor after the reduction by state and federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (A) and (B) shall equal the amount described in (A).
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
We rely on our advisor and its employees for the day-to-day operation of our business. Each of the key employees of our advisor are executive officers of Ashford Prime and Ashford Inc. Because our advisor’s key employees have duties to Ashford Prime and Ashford Inc., as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company, Ashford Prime and Ashford Inc. Our advisor may also manage other entities in the future. During turbulent market conditions or other times when we need focused support and assistance from our advisor, other entities for which our advisor also acts as an external advisor will likewise require greater focus and attention as well, placing competing high levels of demand on the limited time and resources of our advisor’s key employees. Additionally, activist investors have, and in the future, may commence campaigns seeking to influence other entities advised by our advisor to take particular actions favored by the activist or gain representation the board of directors of such entities, which could result in additional disruption and diversion of management's attention.We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
Our business could be negatively affected as a result of actions by activist stockholders.
Campaigns by stockholders to effect changes in publicly traded companies are sometimes led by activist investors through various corporate actions, including proxy contests. Responding to actions by activist investors can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Stockholder activism could create perceived uncertainties as to our future direction, which could result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners. Furthermore, the election of individuals to our board of directors with a specific agenda could adversely affect our ability to effectively and timely implement our strategic plans.
Conflicts of interest could result in our management acting other than in our stockholders’ best interest.
Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our board of directors and Chief Executive Officer, Mr. Monty J. Bennett, serves as the Chief Executive Officer of Remington Lodging and Mr. Archie Bennett, Jr., who is our Chairman Emeritus, serves as Chairman of the board of directors of Remington Lodging. Messrs. Archie and Monty J. Bennett beneficially own 100% of Remington Lodging, which, as of December 31, 2015, managed 89 of our 132 hotel properties and the WorldQuest condominium properties; and provides related services, including property management services and project management services.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. As required by the Dodd-Frank Act, the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators have adopted certain rules implementing the swaps regulatory provisions of the Dodd-Frank Act and are in the process of adopting other rules to implement those provisions. Numerous provisions of the Dodd-Frank Act and the CFTC’s rules relating to derivatives that qualify as “swaps” thereunder apply or may apply to the derivatives to which we are or may become a counterparty. Under such statutory provisions and the CFTC’s rules, we must clear on a derivatives clearing organization any over-the-counter swap we enter into that is within a class of swaps designated for clearing by CFTC rule and execute trades in such cleared swap on an exchange if the swap is accepted for trading on the exchange unless such swap is exempt from such mandatory clearing and trade execution requirements. We may qualify for and intend to elect the end-user exception from those requirements for swaps we enter to hedge our commercial risks and that are subject to the mandatory clearing and trade execution requirements. If we are required to clear or voluntarily elect to clear any swaps we enter into, those swaps will be governed by standardized agreements and we will have to post margin with respect to such swaps. To date, the CFTC has designated only certain types of interest rate swaps and credit default swaps for clearing and trade execution. Although we believe that none of the interest rate swaps and credit default swaps to which we are currently party fall within those designated types of swaps, we may enter into swaps in the future that will be subject to the mandatory clearing and trade execution requirements and subject to the risks described.
Rules recently adopted by banking regulators and the CFTC in accordance with a requirement of the Dodd-Frank Act require regulated financial institutions and swap dealers and major swap participants that are not regulated financial institutions to collect margin with respect to uncleared swaps to which they are parties and to which financial end users, among others, are their counterparties. We will qualify as a financial end user for purposes of such margin rules. We will not have to post initial margin with respect to our uncleared swaps under the new rules because we do not have material swaps exposure as defined in the new rules. However, we will be required to post variation margin (most likely in the form of cash collateral) with respect to each of our uncleared swaps subject to the new margin rules in an amount equal to the cumulative decrease in the mark-to-market value of such swap to our counterparty as of any date of determination from the value of such swap as of the date of the swap’s execution. The SEC has proposed margin rules for security-based swaps to which regulated financial institutions are not counterparties. Those proposed rules differ from the CFTC’s margin rules, but the final form that those rules will take and their effect is uncertain at this time.
The Dodd-Frank Act has caused certain market participants, and may cause other market participants, including the counterparties to our derivative instruments, to spin off some of their derivatives activities to separate entities. Those entities may not be as creditworthy as the historical counterparties to our derivatives.
Some of the rules required to implement the swaps-related provisions of the Dodd-Frank Act remain to be adopted, and the CFTC has, from time to time, issued and may in the future issue interpretations and no-action letters interpreting, and clarifying the application of, those provisions and the related rules or delaying compliance with those provisions and rules. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act, the CFTC’s rules and the SEC’s rules on us and the timing of such effects.

The Dodd-Frank Act and the rules adopted thereunder could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post margin with respect to our swaps, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and the related rules, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to pay dividends to our stockholders. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
RISKS RELATED TO INVESTMENTS IN SECURITIES, MORTGAGES AND MEZZANINE LOANS
Our earnings are dependent, in part, upon the performance of our investment portfolio.
To the extent permitted by the Internal Revenue Code, we may invest in and own securities of other public companies and REITs (including Ashford Inc. and Ashford Prime). To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.
Debt investments that are not United States government insured involve risk of loss.
As part of our business strategy, we may originate or acquire lodging-related uninsured and mortgage assets, including mezzanine loans. While holding these interests, we are subject to risks of borrower defaults, bankruptcies, fraud and related losses, and special hazard losses that are not covered by standard hazard insurance. Also, costs of financing the mortgage loans could exceed returns on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. We suffered significant impairment charges with respect to our investments in mortgage loans in 2009 and 2010. We may incur similar losses in the future for the remaining mezzanine loan of $3.7 million at December 31, 2015. The value and the price of our securities may be adversely affected.
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
We have entered into certain derivative transactions to protect against interest rate risks and credit default risks not specifically associated with debt incurred to acquire qualified REIT assets. The REIT provisions of the Internal Revenue Code limit our income and assets in each year from such derivative transactions. Failure to comply with the asset or income limitation within the REIT provisions of the Internal Revenue Code could result in penalty taxes or loss of our REIT status. If we elect to contribute the non-qualifying derivatives into a taxable REIT subsidiary to preserve our REIT status, such an action would result in any income from such transactions being subject to federal income taxation.
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
We may invest in securities for which there is no liquid market, and we may be unable to dispose of such securities at the time or in the manner that may be most favorable to us, which may adversely affect our business.
We may invest in securities for which there is no liquid market or which may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities generally. The relative illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments may occasionally be subject to contractual or legal restrictions on resale or will be otherwise illiquid due to the fact that there is no established trading market for such securities, or such trading market is thinly traded. The relative illiquidity of such investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
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
We conduct operations so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Due to the gain we recognized as a result of the spin-off of Ashford Prime, if Ashford Prime were to fail to qualify as a REIT for 2013, we may have failed to qualify as a REIT for 2013 and subsequent taxable years. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. The recently enacted Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contains a number of changes to the Internal Revenue Code provisions applicable to REITs (with various effective dates), including, among others, (1) a reduction from 25% to 20% of the maximum permitted value of a REIT’s assets that can consist of stock or securities of one or more TRSs, (2) treatment of debt instruments issued by publicly offered REITs as “real estate assets” (however, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of one of the REIT gross income tests, the 75% gross income test, and (ii) all such debt instruments may represent no more than 25% of the value of a REIT’s assets), and (3) a new 100% excise tax that applies to the extent it is determined that a REIT has been undercharged for certain services provided by a taxable REIT subsidiary. We expect that the changes will not materially impact our operations, but will continue to monitor as regulatory guidance is issued.
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
We operate in a manner so as to allow us to continue to qualify as a REIT for U.S. federal income tax purposes. In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Internal Revenue Code.
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
In addition, if the IRS were to successfully challenge the terms of our leases with any of our taxable REIT subsidiaries, we or our taxable REIT subsidiaries could owe additional taxes and we could be required to pay penalty taxes if the effect of such challenges were to cause us to fail to meet certain REIT income tests, which could materially adversely affect us and the value of our securities.
Our ownership of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% with respect to taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Finally, for taxable years ending after December 31, 2015, the 100% excise tax also applies to the underpricing of services by a TRS to its parent REIT in contexts where the services are unrelated to services for REIT tenants.
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
Note that although partnerships have traditionally not been subject to federal income tax at the entity level as described above, new audit rules, currently scheduled to become effective for tax years ending after December 31, 2017, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We may utilize exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. It is unclear to what extent these elections will be available to the partnership and how any such elections may affect the procedural rules available to challenge any audit adjustment that would otherwise be available in the absence of any such elections. Investors are urged to consult with their tax advisors regarding the possible effect of the new rules.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income and assets in each year from certain hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services, and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. However, for transactions that we enter into to protect against interest rate risks on debt incurred to acquire qualified REIT assets and for which we identify as hedges for tax purposes, any associated hedging income is excluded from the 95% income test and the 75% income test applicable to a REIT. In addition, for taxable years ending after December 31, 2015, similar rules apply to income from positions that primarily manage risk with respect to a prior hedge entered into by a REIT in connection with the extinguishment or disposal (in whole or in part) of the liability or asset related to such prior hedge, to the extent the new position qualifies as a hedge or would so qualify if the hedged position were ordinary property. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% with respect to taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffer adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.
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
In connection with the spin-off of Ashford Prime, which was completed in November 2013, we represented in the Separation and Distribution Agreement with Ashford Prime that we have no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT. In the event of a breach of this representation, Ashford Prime may be able to seek damages from us, which could have a significantly negative effect on our liquidity and results of operations.
Declines in the values of our investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.
If the market value or income potential of real estate-related investments declines as a result of increased interest rates or other factors, we may need to increase our real estate-related investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act of 1940 (the “Investment Company Act”). If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.
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
Offerings of debt securities, which would be senior to our common stock and any preferred stock upon liquidation, or equity securities, which would dilute our existing stockholders’ holdings and could be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock and any preferred stock.
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

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time; and

•	determine that it is not in our best interests to attempt to qualify, or to continue to qualify, as a REIT.
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
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2015, we had ownership interests in 132 hotel properties that were included in our consolidated operations, which included direct ownership in 130 hotel properties and 85% ownership in two hotel properties through equity investments with joint venture partners. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2015
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150	81.47%	$162.65	$132.51
Embassy Suites	Dallas, TX	Full service	150	100	150	78.42%	$135.98	$106.64
Embassy Suites	Herndon, VA	Full service	150	100	150	76.81%	$150.56	$115.65
Embassy Suites	Las Vegas, NV	Full service	220	100	220	88.98%	$116.54	$103.70
Embassy Suites	Syracuse, NY	Full service	215	100	215	74.51%	$121.74	$90.71
Embassy Suites	Flagstaff, AZ	Full service	119	100	119	83.79%	$141.11	$118.23
Embassy Suites	Houston, TX	Full service	150	100	150	81.11%	$169.35	$137.35
Embassy Suites	West Palm Beach, FL	Full service	160	100	160	78.90%	$135.62	$107.00
Embassy Suites	Philadelphia, PA	Full service	263	100	263	82.18%	$147.94	$121.58
Embassy Suites	Walnut Creek, CA	Full service	249	100	249	85.60%	$161.44	$138.18
Embassy Suites	Arlington, VA	Full service	267	100	267	87.82%	$185.27	$162.70
Embassy Suites	Portland, OR	Full service	276	100	276	87.37%	$212.93	$186.03
Embassy Suites	Santa Clara, CA	Full service	257	100	257	81.35%	$228.76	$186.10
Embassy Suites	Orlando, FL	Full service	174	100	174	86.09%	$132.59	$114.15
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119	72.84%	$120.01	$87.41
Hilton Garden Inn (1)	Austin, TX	Select service	254	100	254	86.89%	$181.32	$157.54
Hilton Garden Inn (1)	Baltimore, MD	Select service	158	100	158	84.68%	$118.83	$100.63
Hilton Garden Inn (1)	Virginia Beach, VA	Select service	176	100	176	89.05%	$131.49	$117.09
Hilton Garden Inn (1)	Wisconsin Dells, WI	Select service	128	100	128	79.25%	$121.53	$96.32
Hilton	Houston, TX	Full service	242	100	242	72.57%	$128.69	$93.39
Hilton	St. Petersburg, FL	Full service	333	100	333	77.23%	$136.03	$105.06
Hilton	Santa Fe, NM	Full service	158	100	158	80.52%	$149.73	$120.55
Hilton	Bloomington, MN	Full service	300	100	300	84.53%	$128.74	$108.83
Hilton	Costa Mesa, CA	Full service	486	100	486	86.61%	$124.84	$108.12
Hilton (1)	Boston, MA	Full service	390	100	390	86.89%	$259.83	$225.78
Hilton (1)	Parsippany, NJ	Full service	353	100	353	62.11%	$153.91	$95.59
Hilton (1)	Tampa, FL	Full service	238	100	238	80.58%	$120.44	$97.05
Hampton Inn	Lawrenceville, GA	Select service	85	100	85	76.28%	$102.13	$77.91
Hampton Inn	Evansville, IN	Select service	140	100	140	71.29%	$115.00	$81.99
Hampton Inn (1)	Parsippany, NJ	Select service	152	100	152	75.78%	$138.77	$105.16
Hampton Inn	Buford, GA	Select service	92	100	92	82.56%	$114.18	$94.27
Hampton Inn (1)	Phoenix, AZ	Select service	106	100	106	77.75%	$102.18	$79.45
Hampton Inn - Waterfront (1)	Pittsburgh, PA	Select service	113	100	113	79.20%	$138.48	$109.67
Hampton Inn - Washington (1)	Pittsburgh, PA	Select service	103	100	103	71.82%	$114.82	$82.46
Hampton Inn (1)	Columbus, OH	Select service	145	100	145	80.57%	$140.60	$113.28
Hampton Inn (1)	Gainesville, FL	Select service	124	100	124	78.40%	$160.39	$125.74
Marriott	Beverly Hills, CA	Full service	260	100	260	71.59%	$200.48	$143.53
Marriott	Durham, NC	Full service	225	100	225	66.93%	$145.44	$97.34
Marriott	Arlington, VA	Full service	697	100	697	80.16%	$177.29	$142.11
Marriott	Bridgewater, NJ	Full service	347	100	347	68.30%	$204.17	$139.44
Marriott	Dallas, TX	Full service	265	100	265	75.17%	$134.47	$101.08
Marriott	Fremont, CA	Full service	357	100	357	81.27%	$171.59	$139.46
Marriott (1)	Memphis, TN	Full service	232	100	232	74.80%	$150.71	$112.73
Marriott (1)	Irving, TX	Full service	491	100	491	75.43%	$139.14	$104.95

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2015
						Occupancy	ADR	RevPAR
Marriott (1)	Omaha, NE	Full service	300	100	300	68.40%	$131.61	$90.02
Marriott (1)	San Antonio, TX	Full service	251	100	251	63.16%	$141.36	$89.28
Marriott (1)	Sugarland, TX	Full service	300	100	300	73.99%	$158.72	$117.44
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102	75.90%	$102.10	$77.49
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133	70.14%	$110.62	$77.58
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90	80.17%	$113.17	$90.73
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97	81.42%	$108.65	$88.46
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100	162	71.88%	$104.05	$74.80
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136	69.63%	$92.54	$64.43
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136	75.01%	$113.25	$84.95
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120	76.45%	$103.66	$79.25
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100	400	82.67%	$104.50	$86.40
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164	86.17%	$147.89	$127.43
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199	65.35%	$118.51	$77.45
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136	66.92%	$99.98	$66.91
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86	80.72%	$104.96	$84.73
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100	388	76.95%	$92.97	$71.54
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117	70.32%	$129.12	$90.80
Courtyard by Marriott - Tremont (1)	Boston, MA	Select service	315	100	315	74.07%	$237.50	$175.91
Courtyard by Marriott	Columbus, IN	Select service	90	100	90	68.28%	$98.07	$66.96
Courtyard by Marriott (1)	Denver, CO	Select service	202	100	202	88.77%	$129.71	$115.14
Courtyard by Marriott	Louisville, KY	Select service	150	100	150	78.38%	$139.32	$109.20
Courtyard by Marriott (1)	Gaithersburg, MD	Select service	210	100	210	73.40%	$140.19	$102.89
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272	82.76%	$143.54	$118.80
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174	79.69%	$121.28	$96.65
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168	65.08%	$114.76	$74.68
Courtyard by Marriott	Palm Desert, CA	Select service	151	100	151	67.70%	$113.14	$76.59
Courtyard by Marriott (1)	Savannah, GA	Select service	156	100	156	87.43%	$146.95	$128.48
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156	81.23%	$122.30	$99.35
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154	70.57%	$124.42	$87.80
Courtyard by Marriott	Orlando, FL	Select service	312	100	312	78.14%	$109.47	$85.54
Courtyard by Marriott	Oakland, CA	Select service	156	100	156	89.79%	$147.63	$132.56
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180	75.61%	$111.64	$84.42
Courtyard by Marriott	Plano, TX	Select service	153	100	153	71.97%	$137.68	$99.09
Courtyard by Marriott	Edison, NJ	Select service	146	100	146	78.75%	$117.38	$92.43
Courtyard by Marriott	Newark, CA	Select service	181	100	181	84.34%	$151.42	$127.71
Courtyard by Marriott	Manchester, CT	Select service	90	85	77	76.42%	$127.53	$97.46
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235	67.82%	$186.09	$126.20
Courtyard by Marriott (1)	Wichita, KS	Select service	128	100	128	71.71%	$127.95	$91.75
Courtyard by Marriott - Billerica (1)	Boston, MA	Select service	210	100	210	75.06%	$133.75	$100.40
Homewood Suites (1)	Pittsburgh, PA	Select service	148	100	148	69.58%	$137.15	$95.43
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210	82.77%	$122.86	$101.69
Marriott Residence Inn	Evansville, IN	Select service	78	100	78	76.31%	$115.47	$88.12
Marriott Residence Inn	Orlando, FL	Select service	350	100	350	85.34%	$122.83	$104.82
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159	76.04%	$143.37	$109.01
Marriott Residence Inn	San Diego, CA	Select service	150	100	150	81.94%	$153.60	$125.86
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144	74.87%	$119.57	$89.52
Marriott Residence Inn	Palm Desert, CA	Select service	130	100	130	73.03%	$131.56	$96.08
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256	75.75%	$112.82	$85.46
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200	77.51%	$114.82	$89.00
Marriott Residence Inn	Plano, TX	Select service	126	100	126	83.53%	$112.30	$93.80
Marriott Residence Inn	Newark, CA	Select service	168	100	168	85.97%	$170.64	$146.69
Marriott Residence Inn	Manchester, CT	Select service	96	85	82	77.40%	$135.74	$105.06

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2015
						Occupancy	ADR	RevPAR
Marriott Residence Inn	Atlanta, GA	Select service	150	100	150	83.03%	$127.19	$105.61
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120	82.01%	$108.35	$88.85
Marriott Residence Inn (1)	Stillwater, OK	Select service	101	100	101	66.99%	$121.89	$81.65
Marriott Residence Inn (1)	Tampa, FL	Select service	109	100	109	78.24%	$130.03	$101.74
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100	144	83.26%	$131.66	$109.62
One Ocean	Atlantic Beach, FL	Full service	193	100	193	67.80%	$207.37	$140.59
Sheraton Hotel (1)	Ann Arbor, MI	Full service	197	100	197	78.21%	$156.65	$122.51
Sheraton Hotel	Langhorne, PA	Full service	186	100	186	65.28%	$115.84	$75.62
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220	72.79%	$123.83	$90.14
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378	80.00%	$115.34	$92.27
Sheraton Hotel	Anchorage, AK	Full service	370	100	370	74.21%	$140.75	$104.45
Sheraton Hotel	San Diego, CA	Full service	260	100	260	81.19%	$128.75	$104.53
Hyatt Regency	Coral Gables, FL	Full service	253	100	253	82.80%	$195.10	$161.53
Hyatt Regency (1)	Hauppauge, NY	Full service	358	100	358	71.50%	$126.15	$90.19
Hyatt Regency (1)	Savannah, GA	Full service	351	100	351	82.55%	$175.85	$145.16
Renaissance (1)	Nashville, TN	Full service	673	100	673	82.43%	$215.85	$177.93
Crowne Plaza (1)	Atlanta, GA	Full service	495	100	495	69.15%	$120.62	$83.41
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124	60.37%	$145.76	$87.99
Lakeway Resort & Spa (1)	Austin, TX	Full service	168	100	168	58.12%	$179.02	$104.04
Silversmith (1)	Chicago, IL	Full service	144	100	144	81.65%	$190.98	$155.93
The Churchill (1)	Washington, DC	Full service	173	100	173	76.44%	$190.07	$145.29
The Melrose (1)	Washington, DC	Full service	240	100	240	83.54%	$198.01	$165.42
Le Pavillon (1)	New Orleans, LA	Full service	226	100	226	72.01%	$148.98	$107.28
The Ashton	Ft. Worth, TX	Select service	39	100	39	78.53%	$199.87	$156.96
Westin (1)	Princeton, NJ	Full service	296	100	296	71.91%	$152.12	$109.39
W (1)	Atlanta, GA	Full service	237	100	237	72.09%	$216.50	$156.08
W (1)	Minneapolis, MN	Full service	229	100	229	73.28%	$182.52	$133.75
Le Meridien (1)	Minneapolis, MN	Full service	60	100	60	86.22%	$231.79	$199.86
Hotel Indigo (1)	Atlanta, GA	Full service	140	100	140	62.81%	$129.21	$81.16
Ground Lease Properties
Crown Plaza (2)	Key West, FL	Full service	160	100%	160	87.41%	$275.13	$240.49
Crown Plaza (1)(3)	Annapolis, MD	Full service	196	100	196	59.84%	$112.45	$67.29
Hilton (4)	Ft. Worth, TX	Full service	294	100	294	76.67%	$163.00	$124.98
Renaissance (1)(5)	Palm Springs, CA	Full service	410	100	410	65.19%	$139.97	$91.25
Renaissance (1)(6)	Portsmouth, VA	Full service	249	100	249	74.01%	$102.72	$76.02
Ritz-Carlton (1)(7)	Atlanta, GA	Full service	444	100	444	76.85%	$207.54	$159.49
Total			27,977		27,950	77.21%	$147.35	$113.78
________
(1) Occupancy, ADR and RevPar for these hotel properties represent the period since our acquisition.
(2) The ground lease expires in 2084.
(3) The ground lease expires in 2059.
(4) The ground lease expires in 2040.
(5) The ground lease expires in 2059.
(6) The ground lease expires in 2049.
(7) The ground lease expires in 2087.

Item 3.	Legal Proceedings
Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. The landlord is preparing various post trial motions. A final judgment was entered and the landlord has filed a notice of appeal. As a result of the jury verdict, we recorded the $10.8 million judgment, pre-judgment interest of $707,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees during 2014. For the year ended December 31, 2015, we recorded additional pre-judgment interest of $95,000. Including the 2014 judgment, pre-judgment interest and estimated loss of legal expenses, total expenses recorded were $12.0 million through December 31, 2015. The additional charges related to pre-judgment interest are included in “other expenses” in the consolidated statements of operations for the year ended December 31, 2015.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On February 25, 2016, there were 200 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of one Section 13G filer that presently holds in excess of 9.8% of our outstanding common shares, but our board of directors has granted a waiver which provides this holder with an exception to our ownership restrictions.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$11.05	$10.18	$9.25	$7.51
Low	9.52	7.77	6.01	5.85
Close	9.62	8.46	6.10	6.31
Cash dividends declared per share	0.12	0.12	0.12	0.12
2014
High	$12.00	$11.57	$12.03	$11.70
Low	8.13	9.82	10.22	8.87
Close	11.27	11.54	10.22	10.48
Cash dividends declared per share	0.12	0.12	0.12	0.12
For the years ended December 31, 2015 and 2014, we declared and paid dividends of $0.48 per share, paid at a rate of $0.12 per share per quarter. In December 2015, the board of directors approved our dividend policy for 2016, and we expect to pay a quarterly dividend of $0.12 per share for 2016. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2015			2014			2013
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	0.1245	(1)	26.49
Return of capital	0.4800	(1)	100.00	0.4800	(1)	100.00	0.3455	(1)	73.51
Total	$0.4800		100.00%	$0.4800		100.00%	$0.4700		100.00%
Common Stock (stock):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	1.1310		26.49%
Return of capital	0.6099		100.00	0.6437		100.00	3.1390		73.51%
Total	$0.6099		100.00%	$0.6437		100.00%	$4.2700		100.00%
Preferred Stock – Series A:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	1.8277	(1)	85.51	—		—	2.6719	(1)	100.00
Return of capital	0.3098	(1)	14.49	1.6031	(1)	100.00	—		—
Total	$2.1375		100.00%	$1.6031		100.00%	$2.6719		100.00%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	1.8064	(1)	85.51	—		—	2.6406	(1)	100.00
Return of capital	0.3061	(1)	14.49	1.5844	(1)	100.00	—		—
Total	$2.1125		100.00%	$1.5844		100.00%	$2.6406		100.00%
Preferred Stock – Series E:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	1.9239	(1)	85.51	—		—	2.8125	(1)	100.00
Return of capital	0.3261	(1)	14.49	1.6875	(1)	100.00	—		—
Total	$2.2500		100.00%	$1.6875		100.00%	$2.8125		100.00%
 ____________________

(1)
The fourth quarter 2013 preferred and common distributions paid January 15, 2014 are treated as 2014 distributions for tax purposes. The fourth quarter 2014 common distributions paid January 15, 2015 are treated as 2015 distributions for tax purposes. The fourth quarter 2015 preferred and common distributions paid January 15, 2016 are treated as 2016 distributions for tax purposes.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	None	N/A	4,130,718	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	4,130,718
____________________

(1)
As of December 31, 2015, there were 4,130,718 shares of our common stock, or securities convertible into 4,130,718 shares of our common stock that remained available for issuance under our Amended and Restated 2011 Stock Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2010 through December 31, 2015, assuming an initial investment of $100 in stock on December 31, 2010 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31 (1)	2,604	$—	(3)	—	$200,000,000
November 1 to November 30	—	—		—	200,000,000
December 1 to December 31 (1)	656	—	(3)	—	200,000,000
Total	3,260	$2.60		—
____________________

(1)	Includes shares that were repurchased when former employees of Ashford LLC, who held restricted shares of our common stock, forfeited the shares upon termination of employment.

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

(3)	There is no cost associated with the repurchase of forfeited restricted shares of our common stock.

Item 6.	Selected Financial Data
The following sets forth our selected consolidated financial and operating information on a historical basis and should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$1,336,966	$794,849	$939,527	$919,657	$857,217
Total operating expenses	1,199,051	718,157	822,630	805,542	763,883
Operating income	137,915	76,692	116,897	114,115	93,334
Income (loss) from continuing operations	305,813	(41,731)	(48,460)	(58,760)	7,419
Income (loss) from discontinued operations	—	33	(98)	(3,448)	(7,536)
Net income (loss) attributable to the Company	270,939	(31,401)	(41,283)	(53,780)	2,109
Net income (loss) attributable to common stockholders	236,977	(65,363)	(75,245)	(87,582)	(44,767)
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$2.35	$(0.75)	$(1.00)	$(1.26)	$(0.61)
Income (loss) from discontinued operations attributable to common stockholders	—	—	—	(0.04)	(0.12)
Net income (loss) attributable to common stockholders	$2.35	$(0.75)	$(1.00)	$(1.30)	$(0.73)
Weighted average diluted common shares	114,881	87,622	75,155	67,533	61,954

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheets Data:
Investments in hotel properties, net	$4,419,684	$2,128,611	$2,164,389	$2,872,304	$2,957,899
Cash and cash equivalents	215,078	215,063	128,780	185,935	167,609
Restricted cash	153,680	85,830	61,498	84,786	84,069
Notes receivable	3,746	3,553	3,384	11,331	11,199
Total assets	4,965,131	2,770,110	2,668,973	3,450,507	3,575,697
Indebtedness, net	3,840,617	1,943,133	1,810,900	2,325,188	2,348,429
Total stockholders’ equity of the Company	811,086	531,633	617,789	831,942	973,407

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Other Data:
Cash provided by operating activities	$208,955	$111,319	$145,457	$130,635	$74,593
Cash used in investing activities	(853,544)	(207,245)	(353,998)	(68,446)	(47,774)
Cash provided by (used in) financing activities	644,604	182,209	151,386	(43,863)	(76,900)
Cash dividends declared per common share	0.48	0.48	0.48	0.44	0.40
EBITDA (unaudited) (1)	732,550	290,469	314,526	317,035	359,634
Funds From Operations (FFO) (unaudited) (1)	132,863	85,097	95,523	84,209	74,080
____________________

(1)
A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
General
We believe that industry fundamentals continue to show RevPAR growth through 2016, albeit at a slower pace. Nevertheless, this growth is still expected to exceed historical averages. Near-term supply growth on the other hand is expected to remain below long-term averages in 2016. We will continue to seek ways to benefit from the cyclical nature of the hotel industry.
As of December 31, 2015, we owned 132 consolidated hotel properties, including 130 hotel properties directly owned, and two hotel properties owned through a majority-owned investment in a consolidated entity, which represents 27,977 total rooms, or 27,950 net rooms excluding those attributable to our partner. Currently, all of our hotel properties are located in the United States.
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
On February 27, 2014, we announced that our board of directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. The distribution was made on November 12, 2014. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock, which represents an approximate 30% ownership interest in Ashford Inc at December 31, 2015. In connection with the spin-off we entered into a 20-year advisory agreement with Ashford Inc.
At December 31, 2015, we wholly-owned one mezzanine loan with a net carrying value of $3.7 million.
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
In June 2015, our board of directors modified our investment strategy to focus predominantly on full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the national average. The change in our investment strategy was made in conjunction with our announcement that we plan to sell the vast majority of our select-service hotel portfolio.We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice.

RECENT DEVELOPMENTS
On January 2, 2015, we refinanced two mortgage loans totaling $356.3 million. The refinance included our $211.0 million mortgage loan due November 2015 and our $145.3 million mortgage loan due July 2015. The new loans totaled $477.3 million in four loan pools. The new loans continue to be secured by the same 15 hotel properties.
On January 29, 2015, we commenced a follow-on public offering of 9.5 million shares of common stock. The offering priced on January 30, 2015, at $10.65 per share for gross proceeds of $101.2 million. We granted the underwriters a 30-day option to purchase up to an additional 1.425 million shares of common stock. On February 10, 2015, the underwriters partially exercised their option and purchased an additional 1.03 million shares of our common stock at a price of $10.65 per share. The net proceeds from the offering after underwriting discount and offering expenses were approximately $110.9 million.
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
On March 11, 2015, we completed the sale of the Hampton Inn in Terre Haute, Indiana for approximately $7.9 million. The sale resulted in a loss of approximately $1.1 million which is included in our continuing operations for the year ended December 31, 2015.
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
On April 29, 2015, we acquired a 100% interest in the Hampton Inn & Suites (“Hampton Inn Gainesville”) in Gainesville, Florida, for total consideration of $25.2 million in cash.
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
In June 2015, the board of directors modified our investment strategy to focus predominantly on upper upscale, full-service hotels and in conjunction with this modification, on June 26, 2015, we announced that we planned to sell a portfolio of approximately 23 select-service hotels that are mostly brand-managed.  The planned sale of the portfolio is consistent with our newly refined strategy, which focuses predominately on full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. In August 2015, an additional select-service hotel was added to this plan. In January 2016, the Company announced that it revised its plan to pursue the sale of these 24 hotels in smaller groups and individually. Further, the Company will pursue the opportunistic sales of another 38 select-service hotels over time.
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
On July 13, 2015, we announced that our board of directors had declared the distribution (1) to our stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Trust OP of our remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unitholders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, we have no ownership interest in Ashford Prime as of December 31, 2015.
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
On October 15, 2015, we acquired a 100% interest in the Hotel Indigo (“Indigo Atlanta”) in Atlanta, Georgia for total consideration of $26.9 million. As part of the transaction, we assumed a mortgage loan with a fair value of $16.6 million, and a principal balance of $16.0 million. The assumed debt matures in June 2017 and carries a fixed rate of 5.98%.
On October 30, 2015, we obtained a new $100.0 million secured revolving credit facility which matures October 2016. The credit facility provides for a one-year revolving line of credit priced at 200 to 300 basis points over LIBOR or base rate. The credit facility also contains customary financial covenant tests with respect to minimum fixed charge coverage ratio and maximum leverage tests allowable.
On November 10, 2015, we acquired a 100% interest in the W Minneapolis Foshay (“W Minneapolis”) in Minneapolis, Minnesota for total consideration of $88.1 million. As part of the transaction, we assumed a mortgage loan with a fair value of $57.7 million, and a principal balance of $55.5 million. The mortgage loan carries a fixed rate of 5.46%. The stated maturity is May 2023.

On December 2, 2015, we refinanced three mortgage loans totaling $273.5 million. The refinance included our $92.8 million mortgage loan due December 2015, which had an outstanding balance of $90.7 million, our $105.2 million mortgage loan due February 2016, which had an outstanding balance of $102.7 million, and our $75.5 million mortgage loan due February 2016, which had an outstanding balance of $73.8 million. The new loan is a $375.0 million mortgage loan due December 2017. The $375.0 million mortgage loan is interest only and provides for a floating interest rate of LIBOR + 4.87%. The stated maturity is December 2017, with four one-year extension options. The new loan continues to be secured by 17 of 18 hotel properties. The SpringHill Suites in Jacksonville, Florida is now unencumbered.
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
In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. While the ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached, we cannot issue shares under the ATM program until such time as a new prospectus is filed with the SEC. Through December 31, 2015, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the years ended December 31, 2015, 2014 and 2013, no shares were issued under this ATM program.
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
On January 29, 2015, we commenced a follow-on public offering of 9.5 million shares of common stock. The offering priced on January 30, 2015, at $10.65 per share for gross proceeds of $101.2 million. We granted the underwriters a 30-day option to purchase up to an additional 1.425 million shares of common stock. On February 10, 2015, the underwriters partially exercised their option and purchased an additional 1.03 million shares of our common stock at a price of $10.65 per share. The net proceeds from the offering after underwriting discount and offering expenses were approximately $110.9 million.
On March 6, 2015, we acquired the remaining approximate 28.26% interest in the PIM Highland JV for $250.1 million in cash. Subsequent to the close of the transaction, $907.6 million of mortgage loans due March 2015 were refinanced with a $1.07 billion non-recourse mortgage loan due April 2017. The new loan is interest only and provides for a floating interest rate of LIBOR plus 4.39%. Additionally, we assumed two mortgage loans with initial outstanding balances of $99.3 million due January 2018 with a fixed interest rate of 4.38% and $108.6 million due January 2018 with a fixed interest rate of 4.44%.

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
In May 2015, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $150.0 million of our common stock at market prices. No shares have been sold under this ATM program since its inception. The ATM program will remain in effect until such time that either party elects to terminate the program or the $150.0 million cap is reached.
On June 3, 2015, we completed the financing of a $43.8 million mortgage loan, secured by Le Pavillon. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 5.10%. The stated maturity is June 2017, with three one-year extension options.
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
On July 13, 2015, we announced that our board of directors had declared the distribution (1) to our stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Trust OP of our remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unitholders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, we have no ownership interest in Ashford Prime as of December 31, 2015.
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
On October 15, 2015, we assumed a mortgage loan with a fair value of $16.6 million, and a principal balance of $16.0 million, secured by the Indigo Atlanta. The assumed debt matures in June 2017 with a fixed rate of 5.98%.
On October 30, 2015, we obtained a new $100.0 million credit facility which matures October 2016. The credit facility provides for a one-year revolving line of credit priced at 200 to 300 basis points over LIBOR or base rate. The credit facility also contains customary financial covenant tests with respect to minimum fixed charge coverage ratio and maximum leverage tests allowable.
On November 10, 2015, we assumed a mortgage loan with a fair value of $57.7 million, and a principal balance of $55.5 million, secured by the W Minneapolis. The assumed debt matures in May 2023 and carries a fixed rate of 5.46%.

On December 2, 2015, we refinanced three mortgage loans totaling $273.5 million. The refinance included our $92.8 million mortgage loan due December 2015, which had an outstanding balance of $90.7 million, our $105.2 million mortgage loan due February 2016, which had an outstanding balance of $102.7 million, and our $75.5 million mortgage loan due February 2016, which had an outstanding balance of $73.8 million. The new loan is a $375.0 million mortgage loan due December 2017. The $375.0 million mortgage loan is interest only and provides for a floating interest rate of LIBOR + 4.87%. The stated maturity is December 2017, with four one-year extension options. The new loan continues to be secured by 17 of 18 hotel properties. The SpringHill Suites in Jacksonville, Florida is now unencumbered.
Secured Revolving Credit Facility
As discussed above, we entered into a one-year, $100.0 million secured revolving credit facility on October 30, 2015, which will provide additional financial flexibility.
The secured revolving credit facility is provided by Bank of America, N.A., serving as the administrative agent to Ashford Trust OP as the borrower. We and certain of our subsidiaries guarantee the secured revolving credit facility. The secured revolving credit facility is secured by a pledge of 100% of the equity interests we hold in Ashford Trust OP and 100% of the equity interest issued by any guarantor (other than Ashford Trust) or any other subsidiary of ours that is not restricted under its loan documents or organizational documents from having its equity pledged (subject to certain exclusions), all mortgage receivables held by the borrower or any guarantor, and certain deposit accounts and securities accounts held by the borrower and any guarantor. The proceeds of the secured revolving credit facility may be used for working capital, capital expenditures, property acquisitions, and any other lawful purposes.
The secured revolving credit facility also contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, we are subject to restrictions on incurring additional indebtedness, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of our business, investments, and capital expenditures. We also are subject to certain financial covenants, as set forth below, which are tested on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•	Total funded indebtedness (less unrestricted cash in excess of $25 million) to EBITDA shall not be greater than 9.0x. Our ratio was 8.8x at December 31, 2015.

•	Consolidated fixed charge coverage ratios to EBITDA for the previous four consecutive fiscal quarters shall not be less than 1.25x. Our ratio was 1.73x at December 31, 2015.

•	Consolidated tangible net worth not less than approximately $1.17 billion plus 75% of the net proceeds of any future equity issuances.
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at December 31, 2015.
The secured revolving credit facility includes customary events of default, and the occurrence of an event of default will permit the lenders to terminate commitments to lend under the secured revolving credit facility and accelerate payment of all amounts outstanding thereunder. If a default occurs and is continuing, we will be precluded from making distributions on our shares of common stock (other than those required to allow us to qualify and maintain our status as a REIT, so long as such default does not arise from a payment default or event of insolvency).
Borrowings under the secured revolving credit facility bear interest, at our option, at either LIBOR plus an applicable margin, or the base rate (as defined in the credit agreement) plus an applicable margin. The applicable margin for borrowings under the secured revolving credit facility for base rate loans are 2.0% per annum and the applicable margin for borrowings under the secured revolving credit facility for LIBOR loans are 3.0% per annum.
The secured revolving credit facility is a one-year interest-only facility with all outstanding principal being due at maturity in October 2016. No amounts were drawn under the secured revolving credit facility as of December 31, 2015.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
Our principal sources of funds to meet our cash requirements include: cash on hand, positive cash flow from operations, capital market activities, property refinancing proceeds, draws on our secured revolving credit facility and asset sales. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, dividends, new investments, and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $209.0 million and $111.3 million for the years ended December 31, 2015 and 2014, respectively. Cash flows from operations were impacted by changes in hotel operations, the operating results of our 2015 and 2014 hotel acquisitions, the effect of the Ashford Inc. spin-off, that was included in our operating results from January 1, 2013 through November 12, 2014, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Used in Investing Activities. For the year ended December 31, 2015, investing activities used net cash flows of $853.5 million, which consisted of cash outflows of $735.0 million primarily attributable the purchase of the Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, the Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells, Indigo Atlanta, W Minneapolis and the remaining approximate 28.26% interest in the PIM Highland JV hotel properties, $175.2 million for capital improvements made to various hotel properties and $568,000 for franchise agreements. These outflows were partially offset by inflows of $41.4 million of reductions in restricted cash for capital expenditures, $7.7 million attributable to cash proceeds received from the sale of the Hampton Inn in Terre Haute, Indiana and a WorldQuest condominium unit, $7.5 million of key money proceeds from a franchisor related to the extension of a certain franchise agreement, $385,000 of proceeds from property insurance and $245,000 of cash payments received on previously impaired mezzanine loans. For the year ended December 31, 2014, investing activities used net cash flows of $207.2 million, which primarily consisted of cash outflows of $120.1 million for capital improvements made to various hotel properties, $71.6 million primarily attributable to the purchase of the Ashton and Fremont hotel properties and a deposit for the acquisition of the remaining 28.26% interest in the PIM Highland JV, $32.1 million related to cash contributed to Ashford Inc. in the previously discussed spin-off, $30.2 million of net deposits to restricted cash for capital expenditures and $208,000 for franchise fees. These outflows were partially offset by inflows of $30.3 million attributable to cash proceeds received from the sale of the Pier House Resort, Mobile Homewood Suites and five WorldQuest condominium units, $13.6 million of reimbursements from Ashford Prime related to transaction costs from the Ashford Prime spin-off, $1.7 million of proceeds from property insurance, $1.2 million of proceeds from the sale of a consolidated noncontrolling interest and $246,000 of cash payments received on previously impaired mezzanine loans.
Net Cash Flows Provided by Financing Activities. For the year ended December 31, 2015, net cash flows provided by financing activities were $644.6 million. Cash inflows consisted primarily of $2.3 billion in borrowings on indebtedness and proceeds of $110.9 million from issuance of common stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $1.6 billion for repayments of indebtedness, $91.3 million for dividend payments to common and preferred stockholders and unitholders, $52.3 million for repurchase of common stock, $48.0 million for payments of loan costs and exit fees and $2.2 million of payments for derivatives. For the year ended December 31, 2014, net cash flows provided by financing activities were $182.2 million. Cash inflows consisted primarily of $718.8 million in borrowings on indebtedness and $85.8 million in proceeds from issuance of common stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $514.7 million for repayments of indebtedness, $85.4 million for dividend payments to common and preferred stockholders and unitholders, $20.1 million for payments of loan costs and exit fees, $1.2 million for distributions to noncontrolling interests in consolidated entities, $458,000 for repurchase of common stock and $666,000 of payments for derivatives.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of December 31, 2015, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
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

Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2017 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.
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
Dividend Policy. During each of the years ended December 31, 2015, 2014 and 2013 our board of directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2015, the board of directors approved our 2016 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for 2016. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2015	2014	2013	2015 to 2014	2014 to 2013
Total revenue	$1,336,966	$794,849	$939,527	$542,117	$(144,678)
Total hotel expenses	(840,244)	(507,024)	(594,522)	(333,220)	87,498
Property taxes, insurance and other	(65,301)	(38,499)	(46,945)	(26,802)	8,446
Depreciation and amortization	(210,410)	(110,653)	(127,684)	(99,757)	17,031
Impairment charges	(19,511)	415	396	(19,926)	19
Gain on insurance settlements	—	5	270	(5)	(265)
Transaction costs	(6,252)	(625)	(1,324)	(5,627)	699
Advisory service fee	(43,023)	(4,533)	—	(38,490)	(4,533)
Corporate general and administrative	(14,310)	(57,243)	(52,821)	42,933	(4,422)
Operating income	137,915	76,692	116,897	61,223	(40,205)
Equity in earnings (loss) of unconsolidated entities	(6,831)	2,495	(23,404)	(9,326)	25,899
Interest income	90	62	71	28	(9)
Gain on acquisition of PIM Highland JV and sale of hotel properties	380,752	—	—	380,752	—
Other income (expense)	(864)	6,573	5,650	(7,437)	923
Interest expense and amortization of loan costs	(187,514)	(114,502)	(140,865)	(73,012)	26,363
Write-off of premiums, loan costs and exit fees	(5,750)	(10,353)	(2,098)	4,603	(8,255)
Unrealized gain (loss) on marketable securities	127	(332)	5,115	459	(5,447)
Unrealized loss on derivatives	(7,402)	(1,100)	(8,315)	(6,302)	7,215
Income tax expense	(4,710)	(1,266)	(1,511)	(3,444)	245
Income (loss) from continuing operations	305,813	(41,731)	(48,460)	347,544	6,729
Income (loss) from discontinued operations	—	33	(98)	(33)	131
Gain on sale of hotel property, net of tax	599	3,491	—	(2,892)	3,491
Net income (loss)	306,412	(38,207)	(48,558)	344,619	10,351
(Income) loss from consolidated entities attributable to noncontrolling interests	30	406	(908)	(376)	1,314
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(35,503)	6,400	8,183	(41,903)	(1,783)
Net income (loss) attributable to the Company	270,939	(31,401)	(41,283)	302,340	9,882

Comparison of Year Ended December 31, 2015 with Year Ended December 31, 2014
The following table illustrates key performance indicators for our hotel properties included in continuing operations for the years ended December 31, 2015 and 2014. The operating results of the Lakeway Resort and the Memphis Marriott, which were acquired on February 6, 2015 and February 25, 2015, respectively, the operating results of the Hampton Inn Gainesville, which was acquired on April 29, 2015, the operating results of the Le Pavillon, which was acquired on June 3, 2015, the operating results of the Rockbridge Portfolio, which was acquired on June 17, 2015, the operating results of the W Atlanta, which was acquired on July 23, 2015, the operating results of the Le Meridien Minneapolis, which was acquired on July 23, 2015, the operating results of the Hilton Garden Inn - Wisconsin Dells, which was acquired on August 5, 2015, the operating results of the Indigo Atlanta, which was acquired on October 15, 2015, the operating results of the W Minneapolis, which was acquired on November 10, 2015, are included in continuing operations since their acquisitions. The operating results of the Ashton hotel (“Ashton”) and the Fremont Marriott Silicon Valley hotel (“Fremont Marriott”), which were acquired on July 18, 2014 and August 6, 2014, respectively, are included in continuing operations for the year ended December 31, 2015, but are only included for the year ended December 31, 2014 since their acquisitions. The operating results of the Pier House Resort, which was sold on March 1, 2014 are included for the periods from January 1, 2014 through February 28, 2014. The operating results of the PIM Highland JV for the period from January 1, 2014 through March 5, 2015, are included in equity in earnings (loss) of unconsolidated entities. Beginning March 6, 2015, we consolidate the results of operations of the PIM Highland JV hotels.
The following table illustrates the key performance indicators of these hotels:

	Year Ended December 31,
	2015	2014
RevPAR (revenue per available room)	$114.25	$102.30
Occupancy	77.27%	76.25%
ADR (average daily rate)	$147.85	$134.16
The following table illustrates the key performance indicators of only the 85 hotels that were included for the full years ended 2015 and 2014, respectively:

	Year Ended December 31,
	2015	2014
RevPar	$109.78	$101.98
Occupancy	78.11%	76.29%
ADR	$140.55	$133.68
Net income (loss) attributable to the Company. Net income (loss) attributable to the Company increased $302.3 million, from a net loss of $31.4 million for the year ended December 31, 2014 (“2014”) to net income of $270.9 million for the year ended December 31, 2015 (“2015”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotels increased $418.7 million, or 65.4%, to $1.1 billion during 2015 compared to 2014. We experienced an increase in rooms revenue of $303.8 million as a result of the PIM Highland JV acquisition, $74.1 million associated with the Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells, Indigo Atlanta, W Minneapolis, Ashton and Fremont Marriott (“New Hotel Acquisitions”) that were purchased in February 2015, March 2015, April 2015, June 2015, June 2015, July 2015, July 2015, August 2015, September 2015, October 2015, November 2015, July 2014 and August 2014, respectively, and $44.2 million from our remaining hotels and WorldQuest, which experienced an increase of 182 basis points in occupancy and an increase of 5.1% in room rates. These increases were offset by revenue of $3.4 million from the Pier House Resort that was sold in 2014. Food and beverage revenue experienced an increase of $114.4 million, or 101.5%, to $227.1 million during 2015 compared to 2014. This increase is a result of $93.1 million from the PIM Highland JV acquisition, $16.7 million associated with the New Hotel Acquisitions and $5.2 million from our remaining hotel properties and WorldQuest, offset by revenue of $597,000 from the Pier House Resort that was sold in 2014. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $21.7 million, or 80.6%, to $48.7 million during 2015 compared to 2014. This increase is a result of $13.1 million from the PIM Highland JV acquisition, $4.9 million associated with the New Hotel Acquisitions and $4.0 million from our remaining hotel properties and WorldQuest, offset by revenue of $247,000 from the Pier House Resort that was sold in 2014. In the 2014, we recorded advisory services revenue of $10.7 million from an agreement between Ashford LLC and Ashford Prime that was in place prior to the spin-off of Ashford, Inc. The advisory services revenue was comprised of a base advisory fee of $7.5 million and reimbursable expenses of $1.4 million. We also recorded advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of approximately $1.8 million in connection with providing advisory services. Other non-hotel revenue decreased $2.0 million, or 47.9%, to $2.2 million during 2015 compared to 2014. The decrease in other non-hotel revenue is primarily attributable to the acquisition of the PIM Highland JV. Prior to the acquisition, we received expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services.
Hotel Operating Expenses. Hotel operating expenses increased $333.2 million, or 65.7%, to $840.2 million during 2015 compared to 2014. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $168.6 million in direct expenses and $164.6 million in indirect expenses and management fees in 2015. The increase in direct expenses was comprised of $127.6 million from the PIM Highland JV acquisition, $30.5 million as a result of the New Hotel Acquisitions and $10.5 million from our remaining hotels and WorldQuest. The increase in indirect expenses was comprised of $129.1 million from the PIM Highland JV acquisition, $32.3 million from the New Hotel Acquisitions and $3.2 million from our remaining hotels and WorldQuest. Direct expenses were 30.4% and 30.3% of total hotel revenue for 2015 and 2014, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $26.8 million or 69.6%, to $65.3 million during 2015 compared to 2014. The increase was primarily due to $21.0 million of property taxes, insurance, and other associated with the PIM Highland JV acquisition, $5.1 million associated with the New Hotel Acquisitions and $929,000 from our remaining hotel properties and WorldQuest. This increase was partially offset by $297,000 from the Pier House Resort that was sold in 2014.
Depreciation and Amortization. Depreciation and amortization increased $99.8 million or 90.2%, to $210.4 million during 2015 compared to 2014. The increase was primarily due to $69.8 million of depreciation and amortization associated with the PIM Highland JV acquisition and $16.4 million associated with the New Hotel Acquisitions. The remaining increase of $13.9 million is attributable to capital expenditures that have occurred since December 31, 2014. These increases were offset by lower depreciation of $344,000 as a result of the sale of the Pier House Resort.
Impairment Charges. We recorded impairment charges of $19.5 million and impairment credits of $415,000 for 2015 and 2014, respectively. In 2015 the amount was comprised of an impairment charge on two hotel properties totaling $19.9 million, offset by a $439,000 impairment credit related to valuation adjustments on a previously impaired mezzanine loan.
Transaction Costs. Transaction costs increased $5.6 million or 900.3%, to $6.3 million in 2015 compared to 2014. The increase is primarily attributable to costs related to the acquisitions of the PIM Highland JV, Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells, Indigo Atlanta and W Minneapolis. In 2014, transaction costs were primarily attributable to the acquisition of the Ashton and Fremont hotels.
Advisory Service Fee. Advisory services fees increased $38.5 million or 849.1%, to $43.0 million in 2015 compared to 2014, which represent fees paid in connection with the advisory agreement between Ashford Inc. and us. For 2015, the advisory services fee comprised of a base advisory fee of $33.8 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $6.5 million and equity-based compensation of $2.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For 2014, the advisory services fee comprised of a base advisory fee of $4.0 million and reimbursable expenses of $534,000.
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $42.9 million, or 75.0%, to $14.3 million during 2015 compared to 2014. Other general and administrative expenses decreased $24.3 million and non-cash equity-based compensation decreased $18.6 million for 2015. The decrease in other general and administrative expenses was primarily attributable to salaries and benefits of $23.4 million associated with the Ashford Inc. spin-off, as such expenses are no longer recognized with all employees moving to Ashford Inc. Additionally, non-cash equity-based compensation decreased $18.6 million as a result of the Ashford Inc. spin-off. The remaining decrease is primarily attributable to lower office expenses, professional fees and other miscellaneous expenses totaling approximately $3.5 million. These decreases were partially offset by $2.5 million of transaction, acquisition and management conversion costs.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $6.8 million and equity in earnings of $2.5 million for 2015 and 2014, respectively. In 2015, we recorded equity in loss in Ashford Inc. of $483,000, $3.4 million in the REHE Fund and $3.8 million in PIM Highland JV, offset by equity in earnings in Ashford Prime of $874,000. In 2014, we recorded equity in earnings in Ashford Prime and in PIM Highland JV of $258,000 and $5.5 million, respectively, and equity in loss in Ashford Inc. of $3.2 million.
Interest Income. Interest income was $90,000 and $62,000 for 2015 and 2014, respectively.

Gain on Acquisition of PIM Highland JV and Sale of Hotel Properties. Gain on acquisition of PIM Highland JV and sale of hotel properties was $380.8 million for 2015. This gain is a result of remeasuring our equity interest in PIM Highland JV before the business combination of $381.8 million and $47,000 on the sale of a WorldQuest unit. The gain was offset by a loss of $1.1 million on the sale of the Hampton Inn in Terre Haute, Indiana. No gain was recorded in 2014.
Other Income (Expense). Other income changed $7.4 million, or 113.1%, from other income of $6.6 million to other expense of $864,000 during 2015 compared to 2014. The change in other income (expense) is primarily attributable to the contribution of certain marketable securities in consideration for an ownership interest in the REHE Fund. As a result, we no longer have realized gain or loss on marketable securities and dividend income. For the period in 2015 prior to our contribution to the REHE Fund, we recognized a realized gain on marketable securities of $1.9 million and dividend income of $255,000 compared to a realized gain on marketable securities of $5.8 million and dividend income of $789,000 for 2014. Additionally, we recognized a realized loss of $2.5 million related to the maturity of a CMBX tranche for the year ended December 31, 2015.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $73.0 million or 63.8%, to $187.5 million during 2015 compared to 2014. The increase is primarily due to $54.6 million of interest expense and amortization associated with the PIM Highland JV acquisition and refinance. The remaining increase is associated with higher loan cost amortization and interest expense as a result of new financings on the majority of the New Hotel Acquisitions of $13.6 million and higher loan cost amortization and interest expense as a result of refinances on our remaining hotel properties of $5.6 million. These expenses were offset by $718,000 as a result of transferring the mortgage loan associated with the Pier House Resort as a result of its sale to Ashford Prime. The average LIBOR rates for 2015 and 2014 were 0.20% and 0.15%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees decreased $4.6 million, or 44.5%, to $5.8 million during 2015 compared to 2014. The decrease is primarily attributable to six mortgage loans we refinanced and five hotel properties and a portfolio in which we obtained new financing or assumed debt. See note 9 to our consolidated financial statements. During 2015, we wrote-off unamortized loan costs of $122,000 and incurred defeasance and exit fees of $5.6 million. For the 2014 period, we refinanced three mortgage loans, including our $135.0 million mortgage loan due May 2015, our $102.3 million mortgage loan due December 2014, which had an outstanding balance of $101.1 million, and our $89.3 million mortgage loan due February 2016, which had an outstanding balance of $88.5 million. The new loans total $468.9 million. As a result we wrote-off the unamortized loan costs of $209,000 and incurred defeasance and exit fees of $8.1 million. Additionally, we refinanced our $164.4 million loan due March 2014 with a $200.0 million loan due February 2016. As a result, we wrote-off the unamortized loan costs of $251,000 and incurred exit fees of $397,000. We also wrote off loan costs of $1.4 million associated with the Pier House Resort loan that was assumed by Ashford Prime.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain on marketable securities of $127,000 and unrealized loss on marketable securities of $332,000 for 2015 and 2014, respectively, are based on changes in closing market prices during the period.
Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $6.3 million or 572.9%, to $7.4 million during 2015 compared to 2014. In 2015, we had losses consisting of $7.6 million, $2.0 million and $391,000 related to interest rate floors, interest rate derivatives and futures contracts, respectively, offset by an unrealized gain of $2.6 million on credit default swaps. In 2014, we had losses consisting of $484,000 and $616,000 related to interest rate derivatives and credit default swaps, respectively. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. Income tax expense increased $3.4 million, or 272.0% to $4.7 million during 2015 compared to 2014. The increase in income tax expense is primarily due to the acquisition of the remaining interest in the PIM Highland JV. Prior to the acquisition, the PIM Highland JV was accounted for under the equity method of accounting. After the acquisition, the PIM Highland JV became wholly-owned and income tax expense for its TRS is now included in consolidated income tax expense.
Income from Discontinued Operations. Income from discontinued operations was $33,000 for 2014 related to the sale of the Homewood Suites Mobile hotel in Mobile, Alabama in November 2014. There were no discontinued operations in the 2015.
Gain on Sale of Hotel Property, net of tax. Gain on sale of hotel properties, net of tax, was a gain of $599,000 and $3.5 million for 2015 and 2014, respectively. In 2015, we recognized a previously deferred gain of $599,000 on the sale of the Pier House Resort as a result of the final distribution of Ashford Prime OP common units to our stockholders and OP unitholders that eliminated our equity investment in Ashford Prime OP. See note 1 to our consolidated financial statements. In 2014, we recognized a gain of $3.5 million in connection with the sale of the Pier House Resort to Ashford Prime. We deferred a portion of the gain of the Pier House Resort in the amount of $599,000, in accordance with the applicable accounting guidance, as a result of our equity investment in Ashford Prime OP.

Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated losses of $30,000 and $406,000 during 2015 and 2014, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in our operating partnership were allocated their proportionate share of net income of $35.5 million and net loss of $6.4 million in 2015 and 2014, respectively. Redeemable noncontrolling interests represented ownership interests of 13.36% and 13.01% in the operating partnership at December 31, 2015 and 2014, respectively.
Comparison of Year Ended December 31, 2014 with Year Ended December 31, 2013
Income from continuing operations represents the operating results of our 87 hotel properties and WorldQuest included in continuing operations for the years ended December 31, 2014 and 2013 as well as the operating results from January 1, 2013 through November 18, 2013 of the eight hotel properties that were contributed to Ashford Prime OP in connection with the previously discussed Ashford Prime spin-off. Additionally, the operating results of the Ashton and Fremont hotels, which were acquired on July 18, 2014 and August 6, 2014, respectively, are included in continuing operations since their acquisition. The operating results of the Pier House Resort, which was acquired May 14, 2013 and sold on March 1, 2014, are included for the periods from May 14, 2013 through December 31, 2013 and January 1, 2014 through February 28, 2014. In connection with the previously discussed Ashford Inc. spin-off, operating results are included from January 1, 2014 through November 12, 2014.
The following table illustrates the key performance indicators of these hotels:

	Year Ended December 31,
	2014	2013
RevPAR (revenue per available room)	$102.30	$102.92
Occupancy	76.25%	74.26%
ADR (average daily rate)	$134.16	$138.60
The following table illustrates the key performance indicators of only the 85 hotels that were included for the full years ended 2014 and 2013, respectively:

	Year Ended December 31,
	2014	2013
RevPar (revenue per available room)	$101.98	$93.50
Occupancy	76.29%	73.20%
ADR (average daily rate)	$133.68	$127.72
Net Loss Attributable to the Company. Net loss attributable to the Company decreased $9.9 million, from a net loss of $41.3 million for the year ended December 31, 2013 (“2013”) to a net loss of $31.4 million for the year ended December 31, 2014 (“2014”) as a result of the factors discussed below.
Revenue. Rooms revenue for the year ended December 31, 2014 decreased $106.3 million, or 14.2%, to $640.3 million from $746.6 million for the year ended December 31, 2013. We experienced a decrease in rooms revenue of $158.7 million as a result of the Ashford Prime spin-off and $5.5 million in rooms revenue from the Pier House Resort that was purchased in May 2013 and sold in March 2014; offset by a $51.1 million increase from our remaining 85 hotel properties and WorldQuest and $6.9 million from the acquisitions of the Ashton and Fremont hotels. Food and beverage revenue experienced a decrease of $40.9 million, or 26.6%, to $112.7 million of which food and beverage revenue decreased $46.1 million as a result of the spin-off and $1.2 million from the Pier House Resort. The remaining 85 hotel properties and the acquisitions of the Ashton and Fremont hotels resulted in an increase in food and beverage revenue of $4.0 million and $2.3 million, respectively. Other hotel revenue, which consists mainly of internet access, parking, and spa services, experienced a decrease of $10.8 million, which is primarily attributable to the Ashford Prime spin-off and the Pier House Resort. Advisory services revenue increased $9.7 million to $10.7 million from$1.0 million. The 2014 advisory services revenue from Ashford Prime represents the period from January 1, 2014 to November 12, 2014. In connection with the previously discussed spin-off of Ashford Inc., all future Ashford Prime advisory services revenue will be recorded by Ashford Inc. For 2013, advisory services revenue from Ashford Prime represents the period from November 19, 2013 to December 31, 2013. For 2014, the advisory services revenue consists of a base advisory fee of $7.5 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.4 million. The advisory services revenue also includes advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of approximately $1.8 million. For 2013, advisory services revenue comprised of a base advisory fee of $878,000, reimbursable overhead of $53,000 and internal audit reimbursements of $116,000. No incentive management fee was earned in connection with the advisory agreement that was in place prior to the spin-off of Ashford Inc., for 2014 or 2013. Other non-hotel revenue was $4.1 million and $526,000 for 2014 and 2013, respectively. The increase in other non-hotel revenue is primarily attributable to expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services to PIM Highland JV. These reimbursements were presented as credits in corporate, general and administrative expenses for the year ended December 31, 2013.
Hotel Operating Expenses. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced decreases of $57.2 million in direct expenses and $30.3 million in indirect expenses and management fees in 2014, which were primarily attributable to decreases in direct expenses and indirect expenses and management fees of $69.9 million and $60.4 million, respectively, as a result of the Ashford Prime spin-off. The increases from our remaining 85 hotel properties and WorldQuest are attributable to higher hotel revenues at those properties. We also recorded a charge in 2014 of $11.9 million for a jury verdict in legal proceedings. The charge consists of $10.8 million for the jury verdict, $707,000 for pre-judgment interest and $400,000 related to the recovery of legal fees. See note 13 to our consolidated financial statements. Direct expenses were 30.3% and 31.3% of total hotel revenue for 2014 and 2013, respectively.
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
Unrealized Loss on Derivatives. For 2014, we recorded an unrealized loss of $1.1 million, consisting of a $484,000 loss related to interest rate derivatives and a $616,000 loss related to credit default swaps. The majority of our interest rate derivatives expired in the first quarter of 2013. In 2013, we recorded an unrealized loss of $8.3 million, consisting of a $6.4 million loss related to interest rate derivatives and a $1.9 million loss related to credit default swaps. The fair value of interest rate derivatives is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
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
OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we form partnerships or joint ventures that operate certain hotels. We evaluate each partnership and joint venture to determine whether the entity is a Variable Interest Entity (“VIE”). If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion of the company’s VIEs, see notes 2 and 5 to our consolidated financial statements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases with regard to our continuing operations and capital commitments, each as of December 31, 2015 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$580,045	$2,881,254	$146,448	$261,244	$3,868,991
Estimated interest obligations (1)	185,479	104,472	39,124	44,285	373,360
Operating lease obligations	3,067	5,471	4,854	118,325	131,717
Capital commitments	78,465	—	—	—	78,465
Total contractual obligations	$847,056	$2,991,197	$190,426	$423,854	$4,452,533
_________________________

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2015.

In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2016 through 2044. See note 13 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
CRITICAL ACCOUNTING POLICIES
Our accounting policies are fully described in note 2 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
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
Impairment of Investments in Hotel Properties – Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded an impairment charge of $19.9 million for the year ended December 31, 2015. See note 6 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. No impairment charges were recorded for investments in hotel properties for the years ended December 31, 2014 and 2013.
Depreciation and Amortization Expense – Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Hotel Dispositions—Effective January 1, 2015, discontinued operations are defined as the disposal of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. We believe that individual dispositions of hotel properties do not represent a strategic shift that has (or will have) a major effect on our operations and financial results as most will not fit the definition. This new guidance was implemented prospectively. As such, hotel property dispositions that occurred prior to December 31, 2014, will continue to be reported as discontinued operations in the statements of operations for all applicable periods presented.
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
Income Taxes – At December 31, 2015 and 2014, we recorded a valuation allowance of $20.7 million and $29.3 million, respectively. At December 31, 2015 and 2014, we fully reserved the deferred tax assets of several of our TRS’s as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. As a result of the PIM Highland JV acquisition discussed in note 1 to our consolidated financial statements, the TRS for the PIM Highland JV’s portfolio of hotels became wholly-owned by Ashford Trust OP in the first quarter of 2015. This TRS generated taxable income in 2014 and 2015 in sufficient amounts to allow for the carryback potential of deferred tax assets. As a result, we believe it is more likely than not that we will utilize this TRS’s deferred tax assets and did not record a valuation allowance against them. At December 31, 2015, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $40.9 million, which begin to expire in 2022, and are available to offset future taxable income, if any, through 2032. Approximately $10.1 million of the $40.9 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use. At December 31, 2015, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $383.3 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2035. The analysis utilized in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2011 through 2015 remain subject to potential examination by certain federal and state taxing authorities.
Investments in Unconsolidated Entities – Investments in entities in which we have ownership interests ranging from 14.4% to 52.4% at December 31, 2015, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded in 2015, 2014 or 2013.
In connection with the previously discussed spin-off of Ashford Inc. on November 12, 2014, we retained a 30.1% ownership interest in Ashford Inc. We adopted the equity accounting method for our investment in Ashford Inc. due to the fact that we exercise significant influence but do not control the entity. All major decisions related to Ashford Inc. that most significantly impact Ashford Inc.’s economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of Ashford Inc.’s board of directors. As of December 31, 2015 and 2014, our investment in Ashford Inc. of 29.8% and 30.1%, respectively, had a carrying value of $6.6 million and $7.1 million, respectively.
In June 2015, for consideration of certain marketable securities, we obtained a 52.4% ownership interest in the REHE Fund. The REHE Fund is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of and for the year ended December 31, 2015, the REHE Fund was consolidated by Ashford Inc. The REHE Fund invests substantially all of its assets in the AIM Real Estate Hedged Equity Master Fund, LP (the “Master Fund”), and as a consequence of our investment in the REHE Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the REHE Fund. As of December 31, 2015, we owned an approximate 52.4% ownership interest in the REHE Fund with a carrying value of approximately $56.0 million.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis and therefore such entities will not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

Derivative Instruments and Hedges – We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors, flooridors. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All of our derivatives are subject to master- netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral to the extent we have the right to offset. We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are fullfilled.
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
the ineffective portion of changes in fair value is recognized directly in earnings as “unrealized gain (loss) on derivatives” in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013 there was no ineffectiveness.

For non-hedge designated interest rate derivatives, credit default swaps and futures, changes in fair value and realized gains and losses are recognized in earnings as “unrealized loss on derivatives” and “other income (expense)”, respectively, in the consolidated statements of operations.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In April 2014, the FASB issued accounting guidance that revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The new accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We adopted this accounting guidance on January 1, 2015. The adoption of this accounting guidance affects the presentation of our results of operations to the extent that the operations of disposed hotel properties are included in continuing operations.
In April 2015, the FASB issued ASU 2015-03. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, and is to be applied retrospectively. Early adoption is permitted. This standard was adopted in the fourth quarter of 2015 and applied retrospectively. Debt issuance costs are reflected as a direct reduction to the related debt obligation on our consolidated balance sheets. Adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In August 2015, the FASB issued ASU 2015-15 to amend SEC paragraphs of the FASB Accounting Standards Codification pursuant to an SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting. The guidance in ASU 2015-03, described above, does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance was effective immediately and did not have any impact on our financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its Simplification Initiative to provide guidance on management’s responsibility to adjust provisional amounts recognized in a business combination and to provide related disclosure requirements.The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period has an adjustment to provisional amounts recognized during the measurement period.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We have elected to early adopt this standard effective December 31, 2015, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
RECENTLY ISSUED ACCOUNTING STANDARDS
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that ASU 2016-03 will have on our consolidated financial statements and related disclosures.

NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO and Adjusted FFO are made to help our investors in evaluating our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gain on sales of hotel properties and acquisition of PIM Highland JV, impairment of assets, write-off of loan costs and exit fees, transaction, acquisition and management conversion costs, other income and expense, legal judgment and related legal costs, dead deal costs, software implementation costs, compensation adjustment related to modified employment terms, modification of rent terms, and non-cash items such as amortization of unfavorable management contract liabilities, equity-based compensation and unrealized gains and losses on marketable securities, derivative instruments and the REHE Fund, non-cash gain on insurance settlements, as well as the Company’s portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$306,412	$(38,207)	$(48,558)
(Income) loss from consolidated entities attributable to noncontrolling interests	30	406	(908)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(35,503)	6,400	8,183
Net income (loss) attributable to the Company	270,939	(31,401)	(41,283)
Interest income	(90)	(63)	(70)
Interest expense and amortization of premiums and loan costs, net	187,396	114,709	139,782
Depreciation and amortization	210,197	110,770	125,041
Income tax expense	4,710	1,278	1,511
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	35,503	(6,400)	(8,183)
Equity in (earnings) loss of unconsolidated entities	3,445	(2,495)	23,404
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	828	(3,016)	—
Company’s portion of EBITDA of unconsolidated entities (Ashford Prime OP)	7,640	11,643	(2,577)
Company’s portion of EBITDA of unconsolidated entities (PIM Highland JV)	11,982	95,444	76,901
EBITDA available to common stockholders and OP unitholders	732,550	290,469	314,526
Amortization of unfavorable management contract liability	(1,975)	(1,975)	(2,245)
Impairment charges	19,511	(415)	(396)
Gain on acquisition of PIM Highland JV and sale of hotel properties	(381,351)	(3,503)	—
Non-cash gain on insurance settlements	—	(5)	(270)
Write-off of loan costs and exit fees	5,750	10,353	2,098
Other (income) expense (1)	864	(6,573)	(5,650)
Transaction, acquisition and management conversion costs	12,348	4,856	3,205
Dead deal costs	769	—	—
Software implementation costs	—	320	—
Legal judgment and related legal costs	95	11,907	—
Unrealized (gain) loss on marketable securities	(127)	332	(5,115)
Unrealized loss on derivatives	7,402	1,100	8,315
Modification of rent terms	—	—	539
Compensation adjustment related to modified employment terms	—	2,997	—
Equity-based compensation	3,470	16,918	25,539
Company’s portion of unrealized loss of REHE Fund	3,386	—	—
Company’s portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	3,652	3,427	—
Company’s portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	738	634	2,781
Company’s portion of adjustments to EBITDA of unconsolidated entities (PIM Highland JV)	—	(669)	4,442
Adjusted EBITDA available to common stockholders and OP unitholders	$407,082	$330,173	$347,769
_________________________

(1)	Other (income) expense, primarily consisting of income from interest rate derivatives and net realized gain/loss on marketable securities and derivatives, is excluded from Adjusted EBITDA.

We calculate Funds From Operations (“FFO”) and Adjusted FFO (“AFFO”) in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of properties and acquisition of the PIM Highland JV, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO (“AFFO”) excludes write-off of loan costs and exit fees, other impairment adjustments, transaction, acquisition and management conversion costs, legal judgment and related legal costs, other income and expense, dead deal costs, software implementation costs, compensation adjustment related to modified employment terms and non-cash items such as equity-based compensation adjustments related to modified employment terms, modification of rent terms, non-cash gain on insurance settlements, and unrealized gains and losses on marketable securities, derivative instruments and the REHE Fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$306,412	$(38,207)	$(48,558)
(Income) loss from consolidated entities attributable to noncontrolling interests	30	406	(908)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(35,503)	6,400	8,183
Preferred dividends	(33,962)	(33,962)	(33,962)
Net income (loss) available to common stockholders	236,977	(65,363)	(75,245)
Depreciation and amortization on real estate	210,197	110,465	124,611
Gain on acquisition of PIM Highland JV and sale of hotel properties	(381,351)	(3,503)	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	35,503	(6,400)	(8,183)
Equity in (earnings) loss of unconsolidated entities	3,445	(2,495)	23,404
Impairment charges on real estate	19,949	—	—
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	(19)	(3,252)	—
Company’s portion of FFO of unconsolidated entities (Ashford Prime OP)	4,371	5,897	(3,339)
Company’s portion of FFO of unconsolidated entities (PIM Highland JV)	3,791	49,748	34,275
FFO available to common stockholders and OP unitholders	132,863	85,097	95,523
Write-off of loan costs and exit fees	5,750	10,353	2,098
Non-cash gain on insurance settlements	—	(5)	(270)
Other impairment charges	(438)	(415)	(396)
Transaction, acquisition and management conversion costs	12,348	4,856	3,205
Other (income) expense (1)	864	(6,573)	565
Legal judgment and related legal costs	95	11,907	—
Dead deal costs	769	—	—
Software implementation costs	—	320	—
Modification of rent terms	—	—	539
Compensation adjustment related to modified employment terms	—	2,997	—
Equity-based compensation adjustment related to modified employment terms	—	—	4,678
Equity-based deferred compensation related to spin-off	—	—	4,313
Unrealized (gain) loss on marketable securities	(127)	332	(5,115)
Unrealized loss on derivatives	7,402	1,100	8,315
Company’s portion of unrealized loss of REHE Fund	3,386	—	—
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	(1,032)	2,558	—
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	593	398	2,716
Company’s portion of adjustments to FFO of unconsolidated entities (PIM Highland JV)	—	(669)	24
Adjusted FFO available to common stockholders and OP unitholders	$162,473	$112,256	$116,195
_________________________
(1) Other (income) expense, primarily consisting of net realized gain/loss on marketable securities and derivatives, is excluded from Adjusted FFO.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments, our derivatives portfolio and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2015, the total consolidated indebtedness of $3.9 billion included $2.8 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2015 would be approximately $7.0 million per year. Interest rate changes have no impact on the remaining $1.1 billion of fixed-rate debt. At December 31, 2014, the total consolidated indebtedness of $2.0 billion included $817.9 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2014 would be approximately $2.0 million per year. Interest rate changes will have no impact on the remaining $1.2 billion of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2015 and December 31, 2014, respectively, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
In October 2015, April 2015, February 2015 and August 2011, we entered into credit default swap transactions for notional amounts of $50.0 million, $45.0 million, $45.0 million and $100.0 million, respectively, to hedge financial and capital market risk for upfront costs of $500,000, $1.1 million, $1.6 million and $8.2 million, respectively, that was subsequently returned to us as collateral by our counterparties. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $4.7 million at December 31, 2015.
In September 2015, we purchased options on Eurodollar futures to hedge our cash flow risk for upfront costs, including commissions, of $743,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are fulfilled.
In April and July of 2015, we also entered into interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to zero percent. Our total exposure is capped at our initial upfront costs totaling $9.4 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc. and subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Ashford Hospitality Trust, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedules as of and for the year ended December 31, 2015, listed in the accompanying index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashford Hospitality Trust, Inc. and subsidiaries at December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ashford Hospitality Trust, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016, expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2015 financial statements reflect the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and Accounting Standards Update No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”.

/s/      BDO USA LLP
Dallas, Texas
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheet of Ashford Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a) as they relate to information included therein as of and for the years ended December 31, 2014 and 2013. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashford Hospitality Trust, Inc. and subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as they relate to information included therein as of and for the years ended December 31, 2014 and 2013, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the accompanying 2014 financial statements have been retrospectively adjusted as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and Accounting Standards Update No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”.
/s/      Ernst & Young LLP
Dallas, Texas
March 2, 2015 (February 29, 2016 as it relates to Notes 2 and 6)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$215,078	$215,063
Marketable securities	—	63,217
Total cash, cash equivalents and marketable securities	215,078	278,280
Investments in hotel properties, net	4,419,684	2,128,611
Restricted cash	153,680	85,830
Accounts receivable, net of allowance of $715 and $241, respectively	40,438	22,399
Inventories	4,810	2,104
Note receivable, net of allowance of $7,083 and $7,522, respectively	3,746	3,553
Investment in unconsolidated entities	62,568	206,790
Deferred costs, net	3,847	1,618
Prepaid expenses	12,458	7,017
Derivative assets, net	3,435	182
Other assets	10,647	17,116
Intangible asset, net	11,343	—
Due from Ashford Prime OP, net	528	896
Due from affiliates	—	3,473
Due from third-party hotel managers	22,869	12,241
Total assets	$4,965,131	$2,770,110
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,840,617	$1,943,133
Accounts payable and accrued expenses	123,444	71,118
Dividends payable	22,678	21,889
Unfavorable management contract liabilities	3,355	5,330
Due to Ashford Inc., net	9,856	8,202
Due to related party, net	1,339	1,867
Due to third-party hotel managers	2,504	1,640
Intangible liabilities, net	16,494	—
Liabilities associated with marketable securities and other	—	6,201
Other liabilities	14,539	1,233
Total liabilities	4,034,826	2,060,613
Commitments and contingencies (note 13)
Redeemable noncontrolling interests in operating partnership	118,449	177,064
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at December 31, 2015 and 2014	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at December 31, 2015 and 2014	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at December 31, 2015 and 2014	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 95,470,903 and 89,439,624 shares issued and outstanding at December 31, 2015 and 2014, respectively	955	894
Additional paid-in capital	1,597,194	1,580,904
Accumulated deficit	(787,221)	(1,050,323)
Total stockholders’ equity of the Company	811,086	531,633
Noncontrolling interests in consolidated entities	770	800
Total equity	811,856	532,433
Total liabilities and equity	$4,965,131	$2,770,110
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue
Rooms	$1,059,012	$640,325	$746,576
Food and beverage	227,099	112,701	153,602
Other	48,699	26,958	37,776
Total hotel revenue	1,334,810	779,984	937,954
Advisory services revenue	—	10,724	1,047
Other	2,156	4,141	526
Total revenue	1,336,966	794,849	939,527
Expenses
Hotel operating expenses:
Rooms	231,614	143,751	170,393
Food and beverage	153,340	77,653	104,536
Other expenses	405,896	254,495	280,801
Management fees	49,394	31,125	38,792
Total hotel expenses	840,244	507,024	594,522
Property taxes, insurance and other	65,301	38,499	46,945
Depreciation and amortization	210,410	110,653	127,684
Impairment charges	19,511	(415)	(396)
Gain on insurance settlement	—	(5)	(270)
Transaction costs	6,252	625	1,324
Advisory services fee	43,023	4,533	—
Corporate, general and administrative	14,310	57,243	52,821
Total expenses	1,199,051	718,157	822,630
Operating income	137,915	76,692	116,897
Equity in earnings (loss) of unconsolidated entities	(6,831)	2,495	(23,404)
Interest income	90	62	71
Gain on acquisition of PIM Highland JV and sale of hotel properties	380,752	—	—
Other income (expense)	(864)	6,573	5,650
Interest expense and amortization of premiums and loan costs	(187,514)	(114,502)	(140,865)
Write-off of loan costs and exit fees	(5,750)	(10,353)	(2,098)
Unrealized gain (loss) on marketable securities	127	(332)	5,115
Unrealized loss on derivatives	(7,402)	(1,100)	(8,315)
Income (loss) from continuing operations before income taxes	310,523	(40,465)	(46,949)
Income tax expense	(4,710)	(1,266)	(1,511)
Income (loss) from continuing operations	305,813	(41,731)	(48,460)
Income (loss) from discontinued operations	—	33	(98)
Gain on sale of hotel properties, net of tax	599	3,491	—
Net income (loss)	306,412	(38,207)	(48,558)
(Income) loss from consolidated entities attributable to noncontrolling interests	30	406	(908)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(35,503)	6,400	8,183
Net income (loss) attributable to the Company	270,939	(31,401)	(41,283)
Preferred dividends	(33,962)	(33,962)	(33,962)
Net income (loss) available to common stockholders	$236,977	$(65,363)	$(75,245)
Income (loss) per share – basic and diluted:
Basic:
Income (loss) from continuing operations attributable to common stockholders	$2.43	$(0.75)	$(1.00)
Income (loss) from discontinued operations attributable to common stockholders	—	—	—
Net income (loss) attributable to common stockholders	$2.43	$(0.75)	$(1.00)
Weighted average common shares outstanding – basic	96,290	87,622	75,155
Diluted:
Income (loss) from continuing operations attributable to common stockholders	$2.35	$(0.75)	$(1.00)
Income (loss) from discontinued operations attributable to common stockholders	—	—	—
Net income (loss) attributable to common stockholders	$2.35	$(0.75)	$(1.00)
Weighted average common shares outstanding – diluted	114,881	87,622	75,155
Dividends declared per common share	$0.48	$0.48	$0.48
Amounts attributable to common stockholders:
Income (loss) from continuing operations, net of tax	$270,939	$(31,430)	$(41,197)
Income (loss) from discontinued operations, net of tax	—	29	(86)
Preferred dividends	(33,962)	(33,962)	(33,962)
Net income (loss) attributable to common stockholders	$236,977	$(65,363)	$(75,245)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$306,412	$(38,207)	$(48,558)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	—	—	(3)
Reclassification to interest expense	—	100	101
Total other comprehensive income	—	100	98
Total comprehensive income (loss)	306,412	(38,107)	(48,460)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	30	406	(908)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(35,503)	6,497	8,170
Comprehensive income (loss) attributable to the Company	$270,939	$(31,204)	$(41,198)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2013	1,657	$17	9,469	$95	4,630	$46	68,151	$682	$1,601,851	$(770,467)	$(282)	$15,358	$847,300	$151,179
Purchases of common stock	—	—	—	—	—	—	(33)	—	(401)	—	—	—	(401)	—
Equity-based compensation	—	—	—	—	—	—	—	—	6,577	—	—	—	6,577	18,962
Forfeitures of restricted shares	—	—	—	—	—	—	(1)	—	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	198	—	—	—	—	—	—	69
Issuances of preferred shares	—	—	—	—	—	—	—	—	244	—	—	—	244	—
Issuance of common stock	—	—	—	—	—	—	12,251	123	139,988	—	—	—	140,111	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	(37,054)	—	—	(37,054)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	(3,542)	—	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	(20,002)	—	—	(20,002)	—
Dividends declared - preferred shares- Series E	—	—	—	—	—	—	—	—	—	(10,418)	—	—	(10,418)	—
Net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	88	—	88	13
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(17,390)	(17,390)	(10,290)
Ashford Prime spin-off	—	—	—	—	—	—	—	—	(233,611)	—	—	2,172	(231,439)	(34,046)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(13,344)	—	—	(13,344)	13,344
Unvested operating partnership units reclassified to equity	—	—	—	—	—	—	—	—	(3,158)	—	—	—	(3,158)	3,158
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	1,643	—	—	—	1,643	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(41,283)	—	908	(40,375)	(8,183)
Balance at December 31, 2013	1,657	$17	9,469	$95	4,630	$46	80,566	$805	$1,513,133	$(896,110)	$(197)	$1,048	$618,837	$134,206
Purchases of common stock	—	—	—	—	—	—	(41)	—	(458)	—	—	—	(458)	—
Equity-based compensation	—	—	—	—	—	—	—	—	2,782	—	—	—	2,782	16,373
Forfeitures of restricted shares	—	—	—	—	—	—	(18)	—	23	—	—	—	23	—
Issuance of restricted shares/units	—	—	—	—	—	—	423	4	(4)	—	—	—	—	50
Issuance of common stock	—	—	—	—	—	—	8,350	83	85,757	—	—	—	85,840	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	(41,894)	—	—	(41,894)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	(3,542)	—	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	(20,002)	—	—	(20,002)	—
Dividends declared - preferred shares- Series E	—	—	—	—	—	—	—	—	—	(10,418)	—	—	(10,418)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	197	—	197	(97)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(255)	(255)	(10,715)
Sale of consolidated noncontrolling interest									640			560	1,200
Redemption/conversion of operating partnership units	—	—	—	—	—	—	160	2	1,814	(401)	—	—	1,415	(1,434)
Ashford Inc. spin-off	—	—	—	—	—	—	—	—	(18,413)	—	—	(147)	(18,560)	(6,235)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(45,988)	—	—	(45,988)	45,988
Unvested operating partnership units reclassified to equity	—	—	—	—	—	—	—	—	(5,328)	—	—	—	(5,328)	5,328
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	958	(567)	—	—	391	—
Net loss	—	—	—	—	—	—	—	—	—	(31,401)	—	(406)	(31,807)	(6,400)
Balance at December 31, 2014	1,657	$17	9,469	$95	4,630	$46	89,440	$894	$1,580,904	$(1,050,323)	$—	$800	$532,433	$177,064

	Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of common stock	—	—	—	—	—	—	(5,803)	(57)	(52,235)	—	—	—	(52,292)	—
Equity-based compensation	—	—	—	—	—	—	—	—	2,054	—	—	—	2,054	1,416
Forfeitures of restricted shares	—	—	—	—	—	—	(20)	—	17	—	—	—	17	—
Issuance of restricted shares/units	—	—	—	—	—	—	1,183	12	(12)	—	—	—	—	35
Issuance of common stock	—	—	—	—	—	—	10,530	105	110,765	—	—	—	110,870	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	(47,190)	—	—	(47,190)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	(3,542)	—	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	(20,002)	—	—	(20,002)	—
Dividends declared - preferred shares- Series E	—	—	—	—	—	—	—	—	—	(10,418)	—	—	(10,418)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,919)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	141	1	1,544	—	—	—	1,545	(1,545)
Distribution of Ashford Prime OP units	—	—	—	—	—	—	—	—	(45,843)	—	—	—	(45,843)	(9,790)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	73,315	—	—	73,315	(73,315)
Net income (loss)	—	—	—	—	—	—	—	—	—	270,939	—	(30)	270,909	35,503
Balance at December 31, 2015	1,657	$17	9,469	$95	4,630	$46	95,471	$955	$1,597,194	$(787,221)	$—	$770	$811,856	$118,449

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$306,412	$(38,207)	$(48,558)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	210,410	110,931	127,990
Impairment charges	19,511	(415)	(396)
Amortization of intangibles	(167)	—	—
Bad debt expense	1,059	346	—
Equity in (earnings) loss of unconsolidated entities	6,831	(2,495)	23,404
Distributions of earnings from unconsolidated entities	996	995	—
Income from financing derivatives	—	—	(6,215)
Gain on acquisition of PIM Highland JV and sale of properties/notes receivable, net	(381,351)	(3,731)	(193)
Realized and unrealized gain on trading securities	(1,776)	(5,447)	(3,978)
Purchases of marketable securities	(96,322)	(169,605)	(61,484)
Sales of marketable securities	95,963	143,732	61,025
Gain on insurance settlement	—	(5)	(270)
Net settlement of trading derivatives	(1,106)	(505)	(1,694)
Payments on derivatives	(9,975)	—	—
Realized and unrealized losses on derivatives	9,861	1,100	8,315
Amortization of loan costs and write-off of loan costs and exit fees	23,059	17,590	9,870
Equity-based compensation	3,470	19,155	25,539
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions, hotel dispositions, Ashford Prime spin-off and Ashford Inc. spin-off:
Restricted cash	5,378	2,257	19,863
Accounts receivable and inventories	5,325	(174)	633
Prepaid expenses and other assets	(1,042)	415	(129)
Accounts payable and accrued expenses	(1,373)	12,445	4,582
Due to/from affiliates	3,473	(2,171)	(134)
Due to/from related party	(2,624)	1,630	(3,391)
Due to/from third-party hotel managers	8,858	22,169	(5,683)
Due to/from Ashford Prime OP, net	136	(1,699)	—
Due to/from Ashford Inc., net	1,654	1,518	—
Other liabilities	2,295	1,490	(3,639)
Net cash provided by operating activities	208,955	111,319	145,457
Cash Flows from Investing Activities
Proceeds from sale/payments of notes receivable	245	246	245
Proceeds from franchise agreement extensions	7,500	—	—
Cash contribution to Ashford Prime OP	—	—	(162,822)
Distribution from Ashford Prime OP	—	—	6,049
Cash contribution to Ashford Inc.	—	(32,119)	—
Acquisition of hotel property, net of cash acquired	(734,998)	(71,591)	(88,204)
Restricted cash related to improvements and additions to hotel properties	41,401	(30,243)	—
Improvements and additions to hotel properties	(175,159)	(120,105)	(96,285)
Net proceeds from sale of assets/properties	7,650	30,269	654
Due from Ashford Prime OP	—	13,635	(13,635)
Payments for initial franchise agreements	(568)	(208)	—
Proceeds from sale of consolidated noncontrolling interest	—	1,200	—
Proceeds from property insurance	385	1,671	—
Net cash used in investing activities	(853,544)	(207,245)	(353,998)
Cash Flows from Financing Activities
Borrowings on indebtedness	2,277,782	718,825	287,075
Repayments of indebtedness and capital leases	(1,550,299)	(514,657)	(184,815)
Payments of loan costs and prepayment penalties	(47,993)	(20,054)	(5,386)
Payments of dividends	(91,282)	(85,417)	(78,829)
Purchases of common stock	(52,292)	(458)	(401)
Payments for derivatives	(2,217)	(666)	(184)
Cash income from derivatives	—	—	7,878
Proceeds from preferred stock offering	—	—	244
Proceeds from common stock offering	110,870	85,840	140,111
Distributions to noncontrolling interests in consolidated entities	—	(1,235)	(14,376)
Other	35	31	69
Net cash provided by financing activities	644,604	182,209	151,386
Net change in cash and cash equivalents	15	86,283	(57,155)
Cash and cash equivalents at beginning of year	215,063	128,780	185,935
Cash and cash equivalents at end of year	$215,078	$215,063	$128,780

	Year Ended December 31,
	2015	2014	2013
Supplemental Cash Flow Information
Interest paid	$165,809	$108,013	$135,452
Income taxes paid	8,730	1,159	1,294

Supplemental Disclosure of Investing and Financing Activities
Non-cash deferred compensation	$—	$958	$1,643
Dividend receivable from Ashford Prime	—	249	249
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	—	—	980
Accrued but unpaid capital expenditures	7,525	2,774	2,998
Transfer of debt to Ashford Prime	—	69,000	—
Dividends declared but not paid	22,678	21,889	20,735
Investment in unconsolidated entity	59,338	—	—
Net assets distributed to Ashford Prime OP (net of cash contributed)	—	—	102,662
Net liabilities distributed to Ashford Inc. (net of cash contributed)	—	7,324	—
Assumption of debt	74,320	—	—
Acquisition of land	3,100	—	—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013
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
As of December 31, 2015, we owned interests in the following assets:

•
132 consolidated hotel properties, including 130 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 27,977 total rooms (or 27,950 net rooms excluding those attributable to our partner);

•	85 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 29.8% ownership in Ashford Inc. common stock with a carrying value of $6.6 million and a fair value of $31.9 million;

•	a 52.4% ownership in AIM Real Estate Hedged Equity (U.S.) Fund, LP (the “REHE Fund”) with a carrying value of $56.0 million; and

•	a mezzanine loan with a carrying value of $3.7 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2015, our 132 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of December 31, 2015, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 89 of our 132 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and eighty percent of the limited partner interests in Remington Lodging. The acquisition is subject to the satisfaction of various conditions, including the approval of Ashford Inc.’s stockholders and independent directors. The acquisition, if completed, will not impact our management agreements with Remington Lodging.
On December 14, 2014, we executed a Letter Agreement (the “Agreement”) with PRISA III Investments ("PRISA III"). The Agreement was approved by the investment committee of Prudential Real Estate Investors ("PREI"), the investment manager of PRISA III, and fully executed and delivered to us on December 15, 2014. Pursuant to the Agreement, we agreed to purchase and PRISA III agreed to sell (the “Transaction”) all of PRISA III’s rights, title and interest in and to its approximately 28.26% interest in the PIM Highland Holding LLC (“PIM Highland JV”). As of March 6, 2015, we own 100% of the PIM Highland JV. See notes 3, 5 and 9.
On July 13, 2015, we announced that our board of directors had declared the distribution (1) to our stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Trust OP of our remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unitholders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, we have no ownership interest in Ashford Prime OP at December 31, 2015.

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
The following items affect reporting comparability related to our consolidated financial statements:

•
On February 6, 2015, we acquired the Lakeway Resort & Spa; on February 25, 2015, we acquired the Memphis Marriott East hotel; on April 29, 2015, we acquired the Hampton Inn & Suites Gainesville; on June 3, 2015, we acquired the Le Pavillon Hotel; on June 17, 2015, we acquired a 9-hotel portfolio; on July 1, 2015, we acquired the W Atlanta Downtown hotel; on July 23, 2015, we acquired the Le Meridien Minneapolis; on August 5, 2015, we acquired the Hilton Garden Inn - Wisconsin Dells; on October 15, 2015, we acquired the Hotel Indigo Atlanta; and on November 10, 2015, we acquired the W Minneapolis Foshay. The operating results of these hotels are included in our results of operations as of their respective acquisition dates.

•
On March 6, 2015, we acquired the remaining approximate 28.26% interest in the 28 hotels of the PIM Highland JV. For the period January 1, 2013, through March 5, 2015, the results of the PIM Highland JV are included in equity in earnings (loss) of unconsolidated entities. Beginning March 6, 2015, we consolidate the results of operations of these hotels.

•
On March 1, 2014, we completed the sale of the Pier House Resort to Ashford Prime. The results of the Pier House Resort, which we acquired on May 14, 2013, and sold on March 1, 2014, are included in our results of operations for the period from May 14, 2013, through February 28, 2014. Additionally, the operating results of the Ashton Hotel and Marriott Fremont, which were acquired on July 18, 2014 and August 6, 2014, respectively, are included in our results of operations since their acquisition dates.

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
Investments in Hotel Properties, net – Hotel properties are generally stated at cost. However, four hotel properties contributed upon Ashford Trust’s formation in 2003 are stated at the predecessor’s historical cost, net of impairment charges, if any, plus a partial step-up related to the acquisition of noncontrolling interests from third parties associated with certain of these properties. For hotel properties owned through our majority-owned entities, the carrying basis attributable to the partners’ minority ownership is recorded at the predecessor’s historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the entities. All improvements and additions that extend the useful life of the hotel properties are capitalized.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded an impairment charge of $19.9 million for the year ended December 31, 2015. See note 6. No impairment charges were recorded for investments in hotel properties for the years ended December 31, 2014 and 2013.
Hotel Dispositions—Effective January 1, 2015, discontinued operations are defined as the disposal of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. We believe that individual dispositions of hotel properties do not represent a strategic shift that has (or will have) a major effect on our operations and financial results as most will not fit the definition. This new guidance was implemented prospectively. As such, hotel property dispositions that occurred prior to December 31, 2014, will continue to be reported as discontinued operations in the statements of operations for all applicable periods presented. See note 6.
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
Investments in Unconsolidated Entities – Investments in entities in which we have ownership interests ranging from 14.4% to 52.4%, at December 31, 2015, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded in 2015, 2014 and 2013.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Note Receivable – Mezzanine loan financing, classified as note receivable, represents a loan held for investment and intended to be held to maturity. Note receivable is recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for 2015, 2014 and 2013.
VIEs, as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIE does not effectively disperse risks among the parties involved. Our remaining mezzanine note receivable at December 31, 2015, is secured by a hotel property and is subordinate to the controlling interest in the secured hotel property. Although the note receivable is considered to be a variable interest in the entity that owns the related hotel, we are not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we do not consolidate the hotel property for which we have provided financing. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

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
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for 2015, 2014 and 2013. Valuation adjustments of $439,000, $415,000 and $396,000 on previously impaired notes were credited to impairment charges during 2015, 2014 and 2013, respectively. See notes 4 and 6.
Marketable Securities – Marketable securities include U.S. treasury bills, publicly traded equity securities, and put and call options of certain publicly traded securities. All of these investments are recorded at fair value. Put and call options are considered derivatives. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “marketable securities” or “liabilities associated with marketable securities and other” in the consolidated balance sheets. The cost of securities sold is determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains and losses and costs of investment, is reported as a component of “other income (expense).” Unrealized gains and losses on these investments are reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
Deferred Costs, net – As discussed below, we elected to early adopt ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This change in accounting principle was adopted in the fourth quarter of 2015 and applied retrospectively. Debt issuance costs are reflected as a direct reduction to the related debt obligation rather than as an asset on our consolidated balance sheets. Additionally, we applied the guidance in ASU 2015-15 Interest-Imputation of Interest (Subtopic 835-30): Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), and as a result debt issuance costs associated with our secured revolving credit facility will continue to be presented as an asset on our consolidated balance sheets. Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight line basis over the terms of the related franchise agreements. This change in accounting principle is reflected in notes 7 and 9. Additionally, Ashford Prime also adopted ASU 2015-03, of which the effect of this change in accounting principle is reflected in note 5.
Intangible Assets and Liabilities–Intangible assets and liabilities represent the assets and liabilities recorded on certain hotel properties’ ground lease contracts that were below or above market rates at the date of acquisition. These assets and liabilities are amortized using the straight line method over the remaining terms of the respective lease contracts. See note 8.
Derivative Instruments and Hedging – We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors, flooridors. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All of our derivatives are subject to master- netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are made good.

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
the ineffective portion of changes in fair value is recognized directly in earnings as “unrealized gain (loss) on derivatives” in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013 there was no ineffectiveness.

For non-hedge designated interest rate derivatives, credit default swaps and futures, changes in fair value and realized gains and losses are recognized in earnings as “unrealized loss on derivatives” and “other income (expense)”, respectively, in the consolidated statements of operations.
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
Due to/from Ashford Prime OP, net – Due to/from Ashford Prime OP represents receivables and payables resulting primarily from reimbursable expenses between the two entities. At December 31, 2014, we had receivables related to advisory fees. Due to/from Ashford Prime OP is generally settled within a period not exceeding one year.
Due to/from Ashford Inc. – Due to/from Ashford Inc. represents current receivables and payables resulting primarily from advisory services fee, including reimbursable expenses. At December 31, 2014, due to/from Ashford Inc., included costs and payables resulting primarily from costs and payables associated with the spin-off of Ashford Inc. Due to/from Ashford Inc., is generally settled within a period not exceeding one year.
Due to/from Third-Party Hotel Managers – Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, capital improvements, real estate taxes and other items. Due to/from third-party hotel managers also represents current receivables and payables resulting from transactions related to hotel management.
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
The noncontrolling interests in consolidated entities represent ownership interests of 15% of two hotel properties held by one joint venture at December 31, 2015 and 2014. The noncontrolling interests in consolidated entities that represented ownership interest of 25% of two hotel properties held by one joint venture were contributed to Ashford Prime in connection with its spin-

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

off in November 2013. The noncontrolling interests in consolidated entities are reported in equity in the consolidated balance sheets.
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
Guarantees – Upon acquisition of the 51-hotel CNL Portfolio on April 11, 2007, we assumed certain guarantees, which represent funds provided by third-party hotel managers to guarantee minimum returns for certain hotel properties. As we are obligated to repay such amounts through increased incentive management fees through cash reimbursements, such guarantees were recorded as other liabilities. During 2013, payments were made to satisfy all guarantees and as a result there are no future obligations.
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
Other Hotel Expenses – Other hotel expenses include internet, telephone charges, guest laundry, valet parking, and hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
Advertising Costs – Advertising costs are charged to expense as incurred. For 2015, 2014 and 2013, our continuing operations incurred advertising costs of $5.6 million, $3.3 million and $4.1 million, respectively. Advertising costs related to continuing operations are included in “other” hotel expenses in the accompanying consolidated statements of operations.
Equity-Based Compensation – Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance that results in recording expense, within “advisory service fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant. Prior to the spin-off of Ashford Inc., stock/unit-based compensation was accounted for at fair value based on the market price of the shares at the date of grant in accordance with applicable authoritative accounting guidance. The fair value was charged to compensation expense on a straight-line basis over the vesting period of the shares/units.
Depreciation and Amortization – Owned hotel properties are depreciated over the estimated useful life of the assets and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation and amortization expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Income Taxes – As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2011 through 2015 remain subject to potential examination by certain federal and state taxing authorities.
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
Reclassifications And Correction of Immaterial Errors- During the years ended December 31, 2014 and 2013, the Company repurchased a total of approximately 41,000 and 33,000 shares of its common stock for a total cost of $458,000 and $401,000, respectively. The Company has historically presented share repurchases as treasury stock (thereby reducing stockholders’ equity) in the consolidated balance sheets and consolidated statements of equity. However, the Company is incorporated in Maryland and under Maryland law, there is no concept of treasury stock.  Therefore, shares repurchased should be considered retired and constitute authorized but unissued shares rather than treasury stock as previously presented.  As a result, during the year ended December 31, 2015, the Company has corrected the classification error and amounts previously reported as treasury stock of $125.7 million and $140.1 million at December 31, 2014 and 2013, respectively, are presented as a reduction to common stock and additional paid-in capital in the consolidated balance sheet and consolidated statements of equity. In addition, the number of shares previously disclosed as issued have been reduced by the number of shares repurchased of 35.5 million and 44.3 million at December 31, 2014 and 2013, respectively. This change does not affect consolidated assets, consolidated liabilities, consolidated total equity, the consolidated statement of operations, the consolidated statement of comprehensive income (loss), the consolidated statement of cash flows (excluding the change of descriptions from issuances and purchases of treasury stock to common stock), or earnings per share computations.
As discussed above, we elected to early adopt ASU 2015-03 to simplify the presentation of debt issuance costs. This change in accounting principle was adopted in the fourth quarter of 2015 and applied retrospectively. Debt issuance costs are reflected as a direct reduction to the related debt obligation rather than as an asset on our consolidated balance sheets. Additionally, we applied the guidance in ASU 2015-15, and as a result debt issuance costs associated with our secured revolving credit facility will continue to be presented as an asset on our consolidated balance sheets.
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
In April 2015, the FASB issued ASU 2015-03. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, and is to be applied retrospectively. Early adoption is permitted. This standard was adopted in the fourth

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

quarter of 2015 and applied retrospectively. Debt issuance costs are reflected as a direct reduction to the related debt obligation on our consolidated balance sheets. Adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In August 2015, the FASB issued ASU 2015-15 to amend SEC paragraphs of the FASB Accounting Standards Codification pursuant to an SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting. The guidance in ASU 2015-03, described above, does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance was effective immediately and did not have any impact on our financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its Simplification Initiative to provide guidance on management’s responsibility to adjust provisional amounts recognized in a business combination and to provide related disclosure requirements.The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and has an adjustment to provisional amounts recognized during the measurement period.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We have elected to early adopt this standard effective December 31, 2015, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in the financial statements, with certain practical expedients available. We are evaluating the impact that ASU 2016-03 will have on our consolidated financial statements and related disclosures.
3. Investments in Hotel Properties
Investments in hotel properties consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$704,534	$358,514
Buildings and improvements	4,026,857	2,125,656
Furniture, fixtures and equipment	406,893	211,777
Construction in progress	31,235	11,704
Condominium properties	11,947	12,065
Total cost	5,181,466	2,719,716
Accumulated depreciation	(761,782)	(591,105)
Investments in hotel properties, net	$4,419,684	$2,128,611
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $3.7 billion and $1.9 billion as of December 31, 2015 and 2014.
For the years ended December 31, 2015, 2014 and 2013, we recognized depreciation expense, including depreciation of assets under capital leases and discontinued hotel properties, of $210.1 million, $110.6 million and $127.5 million, respectively.
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
Acquisitions
Lakeway Resort & Spa
On February 6, 2015, we acquired a 100% interest in the Lakeway Resort & Spa (“Lakeway Resort”) in Austin, Texas, for total consideration of $33.5 million. The acquisition was funded with cash. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique. On April 17, 2015, we completed the financing of a $25.1 million mortgage loan, secured by the Lakeway Resort. See note 9.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$4,541
Buildings and improvements	24,703
Furniture, fixtures, and equipment	4,237
33,481
Net other assets and liabilities	(382)
The results of operations of the hotel property have been included in our results of operations since February 6, 2015. For the year ended December 31, 2015, we have included total revenue of $10.9 million and net loss of $1.5 million in our

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consolidated statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
Memphis Marriott East Hotel
On February 25, 2015, we acquired a 100% interest in the Memphis Marriott East (“Memphis Marriott”) hotel in Memphis, Tennessee for total consideration of $43.5 million. The acquisition was funded with cash. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique. On March 25, 2015, we completed the financing of a $33.3 million mortgage loan, secured by the Memphis Marriott. See note 9.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$6,210
Buildings and improvements	32,934
Furniture, fixtures, and equipment	4,350
43,494
Net other assets and liabilities	34
The results of operations of the hotel property have been included in our results of operations since February 25, 2015. For the year ended December 31, 2015, we have included total revenue of $10.4 million and net income of $305,000 in our consolidated statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
PIM Highland JV Acquisition
As previously discussed in note 1, we acquired the remaining approximate 28.26% interest in the PIM Highland JV. The transaction closed on March 6, 2015, for consideration of $250.1 million in cash. We recognized a gain of $381.8 million on the remeasurement of our previously held equity method investment. See note 5. Subsequent to the close of the transaction, $907.6 million of existing debt of the PIM Highland JV was refinanced. See note 9. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm subsequent to March 31, 2015. This resulted in adjustments to land, buildings and improvements, furniture, fixtures and equipment, and intangibles associated with above and below market leases. These adjustments resulted in a reduction of $1.1 million of depreciation expense for the three months ended June 30, 2015, which represents the decrease of depreciation from the date of the acquisition through March 31, 2015. These adjustments also resulted in a net reduction of approximately $16,000 of rent expense associated with intangible amortization of above and below market leases for the three months ended June 30, 2015, which represents the net decrease of rent expense from the date of acquisition through March 31, 2015. Rent expense is included in “other expenses” in the consolidated statements of operations. This valuation is considered a Level 3 valuation technique.
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
The results of operations of the hotel properties have been included in our results of operations since March 6, 2015. For the year ended December 31, 2015, we have included total revenue of $409.9 million and net income of $7.8 million in our consolidated

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
Hampton Inn & Suites - Gainesville
On April 29, 2015, we acquired a 100% interest in the Hampton Inn & Suites (“Hampton Inn Gainesville”) in Gainesville, Florida for total consideration of $25.2 million. The acquisition was funded with cash. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique. On June 24, 2015, we completed the financing of a $21.2 million mortgage loan, secured by the Hampton Inn Gainesville. See note 9.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$3,695
Buildings and improvements	19,002
Furniture, fixtures, and equipment	1,139
23,836
Intangible assets	1,412
Net other assets and liabilities	(150)
The results of operations of the hotel property have been included in our results of operations since April 29, 2015. For the year ended December 31, 2015, we have included total revenue of $4.0 million and net income of $363,000 in our consolidated statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
Le Pavillon Hotel
On June 3, 2015, we acquired a 100% interest in the Le Pavillon Hotel (“Le Pavillon”) in New Orleans, Louisiana for total consideration of $62.5 million. The acquisition was funded with cash. Subsequent to the close of the transaction, we completed the financing of a $43.8 million mortgage loan. See note 9. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$10,933
Buildings and improvements	46,761
Furniture, fixtures, and equipment	4,788
62,482
Net other assets and liabilities	486
The results of operations of the hotel property have been included in our results of operations since June 3, 2015. For the year ended December 31, 2015, we have included total revenue of $7.1 million and net loss of $1.5 million in our consolidated statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
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
The Rockbridge Hotel Portfolio
On June 17, 2015, we acquired a 100% interest in a 9-hotel portfolio (“Rockbridge Portfolio”) for total consideration of $225.0 million. The acquisition was funded with cash. Subsequent to the close of the transaction, we completed the financing on loans totaling $179.2 million. See note 9. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$18,551
Buildings and improvements	190,952
Furniture, fixtures, and equipment	15,451
224,954
Net other assets and liabilities	(298)
The results of operations of the hotel properties have been included in our results of operations since June 17, 2015. For the year ended December 31, 2015, we have included total revenue of $27.7 million and net loss of $1.9 million in our consolidated statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
W Atlanta Downtown Hotel
On July 1, 2015, we acquired a 100% interest in the W Atlanta Downtown (“W Atlanta”) in Atlanta, Georgia for total consideration of $56.8 million. Subsequent to the close of the transaction, we completed the financing of a $40.5 million mortgage loan. See note 9. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$2,353
Buildings and improvements	51,758
Furniture, fixtures, and equipment	2,626
56,737
Net other assets and liabilities	1,358
The results of operations of the hotel property has been included in our results of operations since July 1, 2015. For the year ended December 31, 2015, we have included total revenue of $10.5 million and net loss of $786,000, in our consolidated statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
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
The results of operations of the hotel property has been included in our results of operations since July 23, 2015. For the year ended December 31, 2015, we have included total revenue of $2.9 million and net income of $468,000, in our consolidated statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
Hilton Garden Inn - Wisconsin Dells
On August 5, 2015, we acquired a 100% interest in the Hilton Garden Inn - Wisconsin Dells in Wisconsin Dells, Wisconsin for total consideration of $15.2 million. The acquisition was funded with cash. Subsequent to the close of the transaction, we completed the financing of a $12.0 million mortgage loan. See note 9. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$867
Buildings and improvements	13,917
Furniture, fixtures, and equipment	401
15,185
Net other assets and liabilities	(39)
The results of operations of the hotel property has been included in our results of operations since August 5, 2015. For the year ended December 31, 2015, we have included total revenue of $2.0 million and net income of $161,000, in our consolidated statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
Hotel Indigo - Atlanta
On October 15, 2015, we acquired a 100% interest in the Hotel Indigo (“Indigo Atlanta”) in Atlanta, Georgia for total consideration of $26.9 million. As part of the transaction, we assumed a mortgage loan with a fair value of $16.6 million. See note 9. The remaining purchase price was funded in cash. We have allocated the assets acquired and liabilities assumed on a preliminary basis using the estimated fair value information currently available. This valuation is considered a Level 3 valuation technique. We are in the process of obtaining the necessary information and evaluating the values assigned to investment in hotel property and property level working capital balances. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investment in hotel property will also impact depreciation and amortization expense.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$3,230
Buildings and improvements	22,135
Furniture, fixtures, and equipment	1,576
26,941
Indebtedness	(16,581)
Net other assets and liabilities	425
The results of operations of the hotel property has been included in our results of operations since October 15, 2015. For the year ended December 31, 2015, we have included total revenue of $1.0 million and net loss of $114,000, in our consolidated statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
W Minneapolis Foshay
On November 10, 2015, we acquired a 100% interest in the W Minneapolis Foshay (“W Minneapolis”) in Minneapolis, Minnesota for total consideration of $88.1 million. As part of the transaction, we assumed a mortgage loan with a fair value of $57.7 million. See note 9. The remaining purchase price was funded in cash. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$8,430
Buildings and improvements	75,842
Furniture, fixtures, and equipment	3,868
88,140
Indebtedness	(57,739)
Net other assets and liabilities	1,937
The results of operations of the hotel property has been included in our results of operations since November 10, 2015. For the year ended December 31, 2015, we have included total revenue of $2.3 million and net loss of $223,000, in our consolidated statement of operations. The unaudited proforma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if all acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2013 and the removal of $6.3 million of non-recurring transaction costs and gain on remeasurement of the PIM Highland JV of $381.8 million. The table also reflects the removal of equity in earnings in unconsolidated entities of $5.5 million for the year ended December 31, 2014, respectively, and the removal of equity in loss in unconsolidated entities of $3.8 million and $19.4 million for the years ended December 31, 2015 and 2013, respectively. These adjustments are directly attributable to the transactions for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total revenue	$1,486,717	$1,397,942	$1,505,782
Loss from continuing operations	$(74,818)	$(44,777)	$(75,560)
Net loss	$(74,219)	$(41,253)	$(75,658)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Note Receivable
At December 31, 2015 and December 31, 2014, we had one mezzanine loan receivable with a net carrying value of $3.7 million and $3.6 million, respectively, net of a valuation allowance of $7.1 million and $7.5 million, respectively. This note is secured by the Ritz-Carlton hotel property in Key Biscanye, Florida, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.
5. Investment in Unconsolidated Entities
PIM Highland JV
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
As previously discussed, pursuant to the Agreement, we agreed to purchase and PRISA III agreed to sell all of PRISA III’s right, title and interest in and to its approximately 28.26% interest in the PIM Highland JV. As of March 6, 2015, we own 100% of the PIM Highland JV. Prior to the acquisition of the remaining approximate 28.26% interest in the PIM Highland JV, we had a carrying value of $144.8 million and $140.9 million at December 31, 2014 and March 5, 2015, respectively. The acquisition-date fair value of the previous equity interest was $522.8 million and is included in the measurement of the consideration transferred. We recognized a gain of $381.8 million as a result of remeasuring our equity interest in PIM Highland JV before the business combination. See note 3 for discussion of fair value and pro forma results of operations and note 9 for indebtedness related to the PIM Highland JV.
The following tables summarize the condensed consolidated balance sheet as of December 31, 2014 and the condensed consolidated statement of operations for the period from January 1, 2015 through March 5, 2015 and the years ended December 31, 2014 and 2013 of the PIM Highland JV (in thousands):
PIM Highland JV
Condensed Consolidated Balance Sheet

December 31, 2014
Total assets	$1,394,806
Total liabilities	1,166,682
Members’ capital	228,124
Total liabilities and members’ capital	$1,394,806
Our ownership interest in PIM Highland JV	$144,784

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PIM Highland JV
Condensed Consolidated Statements of Operations

	Period from January 1 to March 5,	Year Ended December 31,
	2015	2014	2013
Total revenue	$76,695	$466,703	$426,760
Total expenses	(69,949)	(391,779)	(385,133)
Operating income	6,746	74,924	41,627
Interest income and other	17	53	69
Interest expense, amortization and write-offs of deferred loan costs, discounts and premiums and exit fees	(10,212)	(59,456)	(64,316)
Other expenses	—	(44)	—
Income tax expense	(1,222)	(4,294)	(1,345)
Net income (loss)	$(4,671)	$11,183	$(23,965)
Our equity in earnings (loss) of PIM Highland JV	$(3,836)	$5,482	$(19,392)
Ashford Hospitality Prime Limited Partnership
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
The following tables summarize the condensed consolidated balance sheet as of December 31, 2014 and the condensed consolidated and combined consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 of Ashford Prime as well as our equity in earnings (loss) since November 19, 2013 (in thousands):
Ashford Hospitality Prime Limited Partnership
Condensed Consolidated Balance Sheet

2014
Total assets (1)	$1,226,005
Total liabilities (1)	802,007
Partners’ capital	423,998
Total liabilities and partners’ capital	$1,226,005
Our ownership interest in Ashford Prime OP	$54,907
________________
(1) Debt issuance costs are now reflected as a direct reduction to the related debt obligation rather than as an asset on the condensed consolidated balance sheet. This results in amounts different than was previously presented.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ashford Hospitality Prime Limited Partnership
Condensed Consolidated and Combined Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
Total revenue	$349,545	$307,308	$233,496
Total expenses	(303,569)	(263,558)	(214,086)
Operating income	45,976	43,750	19,410
Equity in loss of unconsolidated entity	(2,927)	—	—
Interest income	34	27	23
Other income (expense)	1,233	—	—
Interest expense and amortization and write-offs of loan costs	(37,883)	(39,031)	(34,982)
Unrealized loss on investments	(7,609)	—	—
Unrealized loss on derivatives	(3,252)	(111)	(36)
Income tax expense	(263)	(1,097)	(2,343)
Net income (loss)	(4,691)	3,538	(17,928)
Income from consolidated entities attributable to noncontrolling interests	(2,414)	(1,103)	(934)
Net income (loss) attributable to Ashford Prime OP	$(7,105)	$2,435	$(18,862)
Our equity in earnings (loss) of Ashford Prime OP	$874	$258	$(4,012)
Ashford Inc.
On February 27, 2014, we announced that our board of directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our common stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership, the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. The exchange occurred on November 12, 2014, simultaneously with the distribution to common stockholders. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 30.1% ownership interest in Ashford Inc. at the time of the spin-off. In connection with the spin-off, we entered into an advisory agreement with Ashford Inc. As of December 31, 2015, we owned an approximate 29.8% ownership interest, with a fair value of $31.9 million, in Ashford Inc.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the condensed balance sheets as of December 31, 2015 and 2014 and the condensed statements of operations for the years ended December 31, 2015, 2014 and 2013 of Ashford Inc. as well as our equity in loss since November 13, 2014 (in thousands):
Ashford Inc.
Condensed Balance Sheets

	December 31, 2015	December 31, 2014
Total assets	$166,991	$49,230
Total liabilities	30,115	33,912
Redeemable noncontrolling interests in Ashford LLC	240	424
Total stockholders’ equity of Ashford Inc.	32,165	14,981
Noncontrolling interests in consolidated entities	104,471	(87)
Total equity	136,636	14,894
Total liabilities and equity	$166,991	$49,230
Our ownership interest in Ashford Inc.	$6,616	$7,099
Ashford Inc.
Condensed Statements of Operations

	Year Ended December 31,
	2015	2014	2013
Total revenue	$58,981	$17,288	$960
Total expenses	(60,332)	(63,586)	(48,672)
Operating loss	(1,351)	(46,298)	(47,712)
Unrealized loss on investment in unconsolidated entity	(2,141)	—	—
Unrealized loss on investments	(2,490)	—	—
Realized loss on investments	(5,110)	—	—
Other	1,114	—	—
Income tax expense	(2,066)	(783)	(7)
Net loss	(12,044)	(47,081)	(47,719)
Loss from consolidated entities attributable to noncontrolling interests	10,852	647	—
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	2	24	—
Net loss attributable to Ashford Inc.	$(1,190)	$(46,410)	$(47,719)
Our equity in loss of Ashford Inc.	$(483)	$(3,245)	$—
REHE Fund
In June 2015, for consideration of certain marketable securities, we obtained a 52.4% ownership interest in the REHE Fund. The REHE Fund is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of and for the year ended December 31, 2015, the REHE Fund was consolidated by Ashford Inc. The REHE Fund invests substantially all of its assets in the AIM Real Estate Hedged Equity Master Fund, LP (the “Master Fund”), and as a consequence of our investment in the REHE Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the REHE Fund.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the consolidated balance sheet as of  December 31, 2015 and the consolidated statement of operations for the year ended December 31, 2015 of the REHE Fund (in thousands):
AIM Real Estate Hedged Equity (U.S.) Fund, LP
Condensed Balance Sheet

December 31, 2015
Total assets	$106,792
Total liabilities	—
Partners’ capital	106,792
Total liabilities and partners’ capital	$106,792
Our ownership interest in the REHE Fund	$55,952
AIM Real Estate Hedged Equity (U.S.) Fund, LP
Condensed Statement of Operations

December 31, 2015
Total investment income	$1,266
Net expenses	(273)
Net investment income	993
Net unrealized loss on investments	(2,308)
Net realized gain on investments	(5,103)
Net loss attributable to the REHE Fund	$(6,418)
Our equity in loss of the REHE Fund	$(3,386)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The REHE Fund records its investment in the Master Fund at its proportionate share of net assets. Income (loss) and distributions are allocated to the REHE Fund’s partners based on their ownership percentage of the REHE Fund. Our equity in loss in the REHE Fund represents our share of the REHE Fund’s loss from June 1, 2015 through December 31, 2015. We generally may redeem our investment in the REHE Fund on the last business day of the month after providing written notice. As of December 31, 2015, we have no unfunded commitments. We are not obligated to pay any portion of the management fee or the performance allocation in favor of the REHE Fund’s investment manager and general partner, respectively, but do share pro rata in all other applicable expenses of the REHE Fund. As of December 31, 2015, we owned an approximate 52.4% ownership interest in the REHE Fund.
Other
Additionally, as of December 31, 2015 and 2014, we had a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons hotel property in Nevis, which had a zero carrying value.
6. Hotel Dispositions and Impairment Charges
Hotel Dispositions
Effective January 1, 2015, discontinued operations according to ASU 2014-08 are defined as the disposal of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. As a result, operations of hotels sold subsequent to December 31, 2014, that are not considered strategic shifts, will continue to be reported in continuing operations, while gains/losses on disposition will be included in gain/loss on sale of property, after continuing operations. For transactions that have been classified as discontinued operations for periods prior to ASU 2014-08, we continue to present the operating results as discontinued operations in the statements of operations for all applicable periods presented.
In March 2015, we completed the sale of the Hampton Inn hotel in Terre Haute, Indiana. Upon disposition we recognized a loss of $1.1 million on the sale of the hotel property, which is included in “gain on acquisition of PIM Highland JV and sale of hotel properties.” We included operations for this hotel through the date of disposition in income (loss) from continuing operations as shown in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, as disposition of this hotel does not represent a strategic shift in our business.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table includes condensed financial information from this hotel (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total hotel revenue	$361	$2,719	$2,529
Total hotel operating expenses	(308)	(1,868)	(1,755)
Operating income	53	851	774
Property taxes, insurance and other	(40)	(128)	(53)
Depreciation and amortization	(164)	(724)	(407)
Interest expense and amortization of loan costs	—	(292)	(528)
Loss from continuing operations	(151)	(293)	(214)
Loss on sale of hotel property	(1,130)	—	—
Net loss	(1,281)	(293)	(214)
Net loss from continuing operations attributable to redeemable noncontrolling interests in operating partnership	147	38	27
Loss from continuing operations attributable to the Company	$(1,134)	$(255)	$(187)
In July 2015, as previously discussed, we announced that our board of directors declared the distribution (1) to our stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Trust OP of our remaining common units of Ashford Prime OP. As a result of the distribution, we no longer retain an interest in Ashford Prime. The previously deferred gain of $599,000 from the sale of the Pier House Resort in March 2014 was recognized during the year ended December 31, 2015.
In November 2014, we completed the sale of the Homewood Suites hotel in Mobile, Alabama. Since this hotel sold prior to our adoption of ASU 2014-08, we will continue to present the operating results as discontinued operations in the statements of operations for all applicable periods presented. The following table includes condensed financial information from this hotel for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Hotel revenues	$2,479	$2,733
Hotel operating expenses	(1,678)	(1,791)
Operating income	801	942
Property taxes, insurance and other	(109)	(130)
Depreciation and amortization	(278)	(306)
Interest expense and amortization of loan costs	(332)	(604)
Loss on sale of hotel property	(49)	—
Income (loss) from discontinued operations	33	(98)
(Income) loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	(4)	12
Income (loss) from discontinued operations attributable to the Company	$29	$(86)
Hotel Impairments
In 2015, we announced a plan to commence the process to list for sale 24 select-service hotels. While we have determined this announcement does not meet the criteria to classify the 24 select-service hotels as held for sale, we have concluded that these properties were not to be held long-term. Based on our impairment assessment of individual properties, we recorded an impairment charge of $19.9 million related to two hotel properties in the second quarter of 2015. The impairment charge occurred at the Residence Inn in Las Vegas, Nevada and the SpringHill Suites in Gaithersburg, Maryland, in the amounts of $17.1 million and $2.8 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. Our estimates of fair value reduced the respective carrying values of the Residence Inn in Las Vegas, Nevada and the SpringHill Suites in Gaithersburg, Maryland to $37.5 million and $15.3 million, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note Receivable Impairment
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
The following table summarizes the changes in allowance for losses for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance at beginning of period	$7,522	$7,937	$8,333
Impairment charges	—	—	—
Valuation adjustments (credits to impairment charges)	(439)	(415)	(396)
Charge-offs	—	—	—
Balance at end of period	$7,083	$7,522	$7,937
7. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2015	2014
Deferred franchise fees	$5,086	$3,168
Deferred loan costs	638	—
Total costs	5,724	3,168
Accumulated amortization	(1,877)	(1,550)
Deferred costs, net	$3,847	$1,618
As previously discussed in note 2, we elected to early adopt ASU 2015-03 to simplify the presentation of debt issuance costs. This change in accounting principle was adopted in the fourth quarter of 2015 and applied retrospectively. Debt issuance costs are reflected as a direct reduction to the related debt obligation rather than as an asset on our consolidated balance sheets. Additionally, we applied the guidance in ASU 2015-15, and as a result debt issuance costs associated with our secured revolving credit facility will continue to be presented as an asset on our consolidated balance sheet.

8. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liability, net
	December 31,		December 31,
	2015	2014	2015	2014
Cost	$11,499	$—	$16,817	$—
Accumulated amortization	(156)	—	(323)	—
	$11,343	$—	$16,494	$—
The intangible assets and intangible liabilities noted above represent the above-market rate leases (liability) and below-market rate leases (asset) that were determined based on the comparison of rent due under the ground lease contracts assumed in the acquisitions to market rates for the remaining duration of the lease contracts and are amortized over their respective ground lease terms with expiration dates ranging from 2024 to 2102. For the year ended December 31, 2015, net amortization related to intangibles was a reduction in lease expense of $167,000.
Estimated future net amortization expense for intangible assets and intangible liabilities for each of the next five years is as follows (in thousands):

	Intangible Assets	Intangible Liabilities
2016	$197	$395
2017	197	395
2018	197	395
2019	197	395
2020	197	395
Thereafter	10,358	14,519
Total	$11,343	$16,494

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Indebtedness, net
Indebtedness of our continuing operations and the carrying values of related collateral were as follows at December 31, 2015 and 2014 (in thousands):

				December 31, 2015		December 31, 2014
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan	10 hotels	July 2015	5.22%	—	—	145,278	177,769
Mortgage loan (3)	5 hotels	November 2015	Greater of 6.40% or LIBOR (1) + 6.15%	—	—	211,000	308,427
Mortgage loan	8 hotels	December 2015	5.70%	—	—	92,772	75,959
Mortgage loan	5 hotels	February 2016	5.53%	—	—	105,164	128,380
Mortgage loan	5 hotels	February 2016	5.53%	—	—	75,546	100,203
Mortgage loan (4) (5)	5 hotels	February 2016	LIBOR (1) + 4.75%	200,000	209,550	200,000	210,974
Mortgage loan (4)	7 hotels	August 2016	LIBOR (1) + 4.35%	301,000	193,777	301,000	190,072
Mortgage loan (4)	5 hotels	August 2016	LIBOR (1) + 4.38%	62,900	85,463	62,900	99,539
Mortgage loan (4)	1 hotel	August 2016	LIBOR (1) + 4.20%	37,500	46,335	37,500	48,926
Secured revolving credit facility (6)	Various	October 2016	Base Rate (2) + 2.00% or LIBOR (1) + 3.00%	—	—	—	—
Mortgage loan (4)	8 hotels	January 2017	LIBOR (1) + 4.95%	376,800	366,160	—	—
Mortgage loan (7)	24 hotels	April 2017	LIBOR (1) + 4.39%	1,070,560	1,301,840	—	—
Mortgage loan (4)	1 hotel	April 2017	LIBOR (1) + 4.95%	33,300	42,273	—	—
Mortgage loan	5 hotels	April 2017	5.95%	110,302	124,038	111,869	123,891
Mortgage loan	5 hotels	April 2017	5.95%	99,144	118,946	100,552	116,132
Mortgage loan	5 hotels	April 2017	5.95%	150,860	156,217	153,002	155,234
Mortgage loan	7 hotels	April 2017	5.95%	120,671	140,860	122,384	146,209
Mortgage loan (4)	1 hotel	May 2017	LIBOR (1) + 5.10%	25,100	33,938	—	—
Mortgage loan (4)	1 hotel	June 2017	LIBOR (1) + 5.10%	43,750	61,197	—	—
Mortgage loan	1 hotel	June 2017	5.98%	16,002	26,668	—	—
Mortgage loan (4)	8 hotels	July 2017	LIBOR (1) + 4.09%	144,000	182,139	—	—
Mortgage loan (4)	1 hotel	July 2017	LIBOR (1) + 4.15%	35,200	38,623	—	—
Mortgage loan (4)	1 hotel	July 2017	LIBOR (1) + 5.10%	40,500	55,600	—	—
Mortgage loan (7)	17 hotels	December 2017	LIBOR (1) + 4.87%	375,000	295,020	—	—
Mortgage loan	1 hotel	January 2018	4.38%	98,016	193,321	—	—
Mortgage loan	2 hotels	January 2018	4.44%	107,054	232,247	—	—
Mortgage loan (8)	1 hotel	July 2018	LIBOR (1) + 4.50%	21,200	23,222	—	—
Mortgage loan (8)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	14,978	—	—
Mortgage loan (9)	1 hotel	July 2019	LIBOR (1) + 3.75%	5,524	8,320	5,525	7,742
Mortgage loan	1 hotel	November 2020	6.26%	98,420	114,480	99,780	112,278
Mortgage loan	1 hotel	May 2023	5.46%	55,524	87,692	—	—
Mortgage loan	1 hotel	January 2024	5.49%	10,529	15,655	10,673	16,460
Mortgage loan	1 hotel	January 2024	5.49%	7,214	10,698	7,313	9,161
Mortgage loan	1 hotel	May 2024	4.99%	6,745	8,528	6,845	8,525
Mortgage loan	3 hotels	August 2024	5.20%	67,520	46,358	67,520	47,706
Mortgage loan	2 hotels	August 2024	4.85%	12,500	9,223	12,500	9,698
Mortgage loan	3 hotels	August 2024	4.90%	24,980	15,880	24,980	16,132
Mortgage loan	3 hotels	February 2025	4.45%	54,110	70,637	—	—
Mortgage loan	2 hotels	February 2025	4.45%	24,147	28,739	—	—
Mortgage loan	2 hotels	February 2025	4.45%	20,919	11,807	—	—
				3,868,991	4,370,429	1,954,103	2,109,417
Premiums, net				5,626	—	—	—
Deferred loan costs, net				(34,000)	—	(10,970)	—
Total				$3,840,617	$4,370,429	$1,943,133	$2,109,417
____________________________________

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) LIBOR rates were 0.430% and 0.171% at December 31, 2015 and 2014, respectively.
(2) Base Rate, as defined in the secured revolving credit facility agreement is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5% or (iii) LIBOR + 1.0%.
(3) This mortgage loan had three one-year extension options subject to satisfaction of certain conditions. The first one-year extension period began in November 2014.
(4) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions.
(5) This mortgage loan has a LIBOR floor of 0.20%.
(6) Our borrowing capacity under our secured revolving credit facility is $100.0 million.
(7) This mortgage loan has four one-year extension options subject to satisfaction of certain conditions.
(8) This mortgage loan has two one-year extension options subject to satisfaction of certain conditions.
(9) This mortgage loan provides for an interest rate of LIBOR + 3.75% with a 0.25% LIBOR floor for the first 18 months and is fixed at 4.0% thereafter.
As previously discussed in note 2, we elected to early adopt ASU 2015-03 to simplify the presentation of debt issuance costs. This change in accounting principle was adopted in the fourth quarter of 2015 and applied retrospectively. Debt issuance costs are reflected as a direct reduction to the related debt obligation rather than as an asset on our consolidated balance sheets. Additionally, we applied the guidance in ASU 2015-15, and as a result debt issuance costs associated with our secured revolving credit facility will continue to be presented as an asset on our consolidated balance sheet.
On December 2, 2015, we refinanced three mortgage loans totaling $273.5 million. The refinance included our $92.8 million mortgage loan due December 2015, which had an outstanding balance of $90.7 million, our $105.2 million mortgage loan due February 2016, which had an outstanding balance of $102.7 million, and our $75.5 million mortgage loan due February 2016, which had an outstanding balance of $73.8 million. The new loan is a $375.0 million mortgage loan due December 2017. The $375.0 million mortgage loan is interest only and provides for a floating interest rate of LIBOR + 4.87%. The stated maturity is December 2017, with four one-year extension options. The new loan continues to be secured by 17 of 18 hotel properties. The SpringHill Suites in Jacksonville, Florida is now unencumbered.
On November 10, 2015, we assumed a mortgage loan with a fair value of $57.7 million, and a principal balance of $55.5 million, secured by the W Minneapolis. The mortgage loan carries a fixed rate of 5.46%. The stated maturity is May 2023.
On October 30, 2015, we obtained a new $100.0 million secured revolving credit facility which matures in October 2016. The credit facility provides for a one-year revolving line of credit priced at 200 to 300 basis points over LIBOR or the base rate. The credit facility also contains customary financial covenant tests with respect to minimum fixed charge coverage ratio and maximum leverage tests allowable. No amounts were drawn under the credit facility as of December 31, 2015.
On October 15, 2015, we assumed a mortgage loan with a fair value of $16.6 million, and a principal balance of $16.0 million, secured by the Indigo Atlanta. The mortgage loan carries a fixed rate of 5.98%. The stated maturity is June 2017.
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
As previously discussed in note 1, pursuant to the Agreement, we acquired the remaining approximate 28.26% interest in the PIM Highland JV. The transaction closed on March 6, 2015. Subsequent to the close of the transaction, $907.6 million of assumed mortgage loans due March 2015 were refinanced with a $1.07 billion non-recourse mortgage loan due April 2017. The new loan is interest only and provides for a floating interest rate of LIBOR plus 4.39%. Additionally we assumed two mortgage loans which include a $99.3 million mortgage due January 2018 with a fixed interest rate of 4.38% and a $108.6 million mortgage loan due January 2018 with a fixed interest rate of 4.44%.
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
On July 31, 2014, to fund a portion of the acquisition of the Ashton hotel, we completed the financing of a $5.5 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 3.75% (with a 0.25% LIBOR floor) for the first 18 months and a fixed rate of 4.0% thereafter. The stated maturity is July 2019, with no extension options. The mortgage loan is secured by the Ashton hotel.
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
During the year ended December 31, 2015, we recognized premium amortization of $1.4 million. The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

overall minimum total assets. As of December 31, 2015, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
Maturities and scheduled amortizations of indebtedness of our continuing operations as of December 31, 2015 for each of the five following years and thereafter are as follows (in thousands):

2016	$580,045
2017	2,644,079
2018	237,175
2019	49,648
2020	96,800
Thereafter	261,244
Total	$3,868,991
10. Derivative Instruments and Hedging
Interest Rate Derivatives – We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives and interest rate floors to hedge our debt and our cash flows. The interest rate derivatives currently include interest rate caps and interest rate floors. These derivatives are subject to master netting settlement arrangements. As of December 31, 2015, maturities on these instruments range from February 2016 to July 2020. To mitigate the nonperformance risk, we routinely use a third party’s analysis of the creditworthiness of the counterparties to support our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.
For the year ended December 31, 2015, we entered into interest rate caps with notional amounts totaling $2.2 billion and strike rates ranging from 1.50% to 3.00%. These interest rate caps had effective dates from January 2015 to December 2015, and maturity dates from January 2017 to August 2018, for a total cost of $2.2 million. These instruments were not designated as cash flow hedges. These instruments cap the interest rate on our mortgage loans with principal balances of $2.2 billion and maturity dates from January 2017 to August 2018. The net carrying value of our interest rate caps was an asset of $360,000 as of December 31, 2015, which are included in “derivative assets, net” in the consolidated balance sheets. We also entered into interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to zero percent. These interest rate floors had effective dates from April 2015 to July 2015, and maturity dates from April 2020 to July 2020, for a total cost of $9.4 million. The net carrying value of our interest rate floors was an asset of $1.7 million as of December 31, 2015, which are included in “derivative assets, net” in the consolidated balance sheets.
For the year ended December 31, 2014, we entered into interest rate caps with notional amounts totaling $947.1 million and strike rates ranging from 2.00% to 3.69%. These interest rate caps had effective dates from January 2014 to November 2014, and maturity dates from May 2015 to August 2016, for a total cost of $666,000. These instruments were not designated as cash flow hedges. At December 31, 2014, we had instruments capping the interest rates on our mortgage loans with principal balances totaling $812.4 million and maturity dates from February 2016 to August 2016.
Credit Default Swap Derivatives – A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades is approximately $4.7 million as of December 31, 2015. Cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral in our consolidated balance sheets. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty when the change in market value is over $250,000.
In October 2015, April 2015, February 2015 and August 2011, we entered into credit default swap transactions for notional amounts of $50.0 million, $45.0 million, $45.0 million and $100.0 million, respectively, to hedge financial and capital market risk for upfront costs of $500,000, $1.1 million, $1.6 million and $8.2 million, respectively, that was subsequently returned to us as collateral by our counterparties. The net carrying value of our credit default swaps was an asset of $1.1 million and a liability of $184,000 as of December 31, 2015 and 2014, respectively, which are included in “derivative assets, net” and “liabilities associated with marketable securities and other”, respectively, in the consolidated balance sheets. We recognized an unrealized gain of $2.6

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and an unrealized loss of $616,000 and $1.9 million, respectively, which are included in “unrealized loss on derivatives” in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013. We recognized a realized loss of $2.5 million for the year ended December 31, 2015, which is included in “other income (expense)” in the consolidated statements of operations.
Futures Contracts—In September 2015, we purchase options on Eurodollar futures for upfront costs, including commissions, of $743,000 and maturity dates ranging from September 2016 to March 2017. The carrying value of these futures contracts was an asset of $234,000 as of December 31, 2015, which are included in “derivative assets, net” in the consolidated balance sheets. We recognized an unrealized loss of $391,000 which is included in “unrealized loss on derivatives” in the consolidated statements of operations for the year ended December 31, 2015. No futures contracts were purchased prior to 2015.
Marketable Securities and Liabilities Associated with Marketable Securities and Other – We invested in publicly traded equity securities and put and call options on certain publicly traded equity securities, which were considered derivatives. At December 31, 2015, we had no investments in these derivatives. At December 31, 2014, we had investments in these derivatives totaling $654,000 and liabilities of $997,000.
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

Fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Fair values of interest rate caps, floors, flooridors and corridors are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rates of the floors or rise above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the swaps, caps, and floors are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (Level 2 inputs). We also incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk.
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
Fair values of marketable securities and liabilities associated with marketable securities, including public equity securities, equity put and call options, and other investments, are based on their closing prices (Level 1 inputs).

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2015, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.43% to 1.75% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting (4)	Total
December 31, 2015:
Assets
Derivative assets:
Interest rate derivatives – non-hedge	$—	$2,108	$—	$—	$2,108	(1)
Credit default swaps	—	5,152	—	(4,059)	1,093	(1)
Futures contracts	234	—	—	—	234	(1)
Total	234	7,260	—	(4,059)	3,435

December 31, 2014:
Assets
Derivative assets:
Interest rate derivatives – non-hedge	$—	$182	$—	$—	$182	(1)
Equity put and call options	654	—	—	—	654	(2)
Non-derivative assets:
Equity securities	62,563	—	—	—	62,563	(2)
Total	63,217	182	—	—	63,399
Liabilities
Derivative liabilities:
Credit default swaps	—	379	—	(563)	(184)	(3)
Short equity put options	(216)	—	—	—	(216)	(3)
Short equity call options	(781)	—	—	—	(781)	(3)
Non-derivative liabilities:
Short equity securities	(17)	—	—	—	(17)	(3)
Margin account balance	(5,003)	—	—	—	(5,003)	(3)
Total	(6,017)	379	—	(563)	(6,201)
Net	$57,200	$561	$—	$(563)	$57,198
_________________________

(1)	Reported net as “derivative assets, net” in the consolidated balance sheets.

(2)	Reported as “marketable securities” in the consolidated balance sheets.

(3)	Reported as “liabilities associated with marketable securities and other” in the consolidated balance sheets.

(4)	Represents cash collateral posted by our counterparty.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statement of operations (in thousands):

	Gain or (Loss) Recognized in Income						Reclassified from Accumulated OCI into Interest Expense
	Year Ended December 31,						Year Ended December 31,
	2015		2014		2013		2015	2014	2013
Assets
Derivative assets:
Interest rate derivatives	$(9,641)		$(484)		$(10,778)		$—	$100	$101
Credit default swaps	171	(5)	—		—		—	—	—
Futures contracts	(391)		—		—		—	—	—
Equity put options	26		—		—		—	—	—
Equity call options	(1,717)		(3,942)		(1,388)		—	—	—
Non-derivative assets:
Equity - American Depositary Receipt	(150)		—		—		—	—	—
Equity	1,072		7,932		5,779		—	—	—
U.S. Treasury	314		—		—		—	—	—
Total	(10,316)		3,506		(6,387)		—	100	101
Liabilities
Derivative liabilities:
Interest rate derivatives	—		—		4,400
Credit default swaps	—		(699)		(2,025)
Short-equity put options	1,002		1,111		(138)		—	—	—
Short-equity call options	1,470		429		(274)		—	—	—
Non-derivative liabilities:
Short-equity securities	78		—		—
Total	2,550		841		1,963		—	—	—
Net	$(7,766)		$4,347		$(4,424)		$—	$100	$101

Total combined
Interest rate derivatives	$(9,641)		$(484)		$(6,378)		$—	$100	$101
Credit default swaps	2,630		(616)		(1,937)		—	—	—
Futures contracts	(391)		—		—
Total derivatives	(7,402)	(1)	(1,100)	(1)	(8,315)	(1)	—	100	101
Realized loss on credit default swaps	(2,459)	(2)	—		—		—	—	—
Unrealized gain (loss) on marketable securities	127	(3)	(332)	(3)	5,115	(3)	—	—	—
Realized gain (loss) on marketable securities	1,968	(2)	5,779	(2) (4)	(1,224)	(2) (4)	—	—	—
Net	$(7,766)		$4,347		$(4,424)		$—	$100	$101
_________________________

(1)	Reported as “unrealized loss on derivatives” in the consolidated statements of operations.

(2)	Included in “other income (expense)” in the consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

(4)	Includes costs of $83 and $88 in 2014 and 2013, respectively, associated with credit default swaps.

(5)	Excludes costs of $486, included in “other income” associated with credit default swaps.
There was no change in fair value of our interest rate derivatives that were recognized in other comprehensive income (loss) for the years ended December 31, 2015 and 2014. In 2013, the change in fair values of our interest rate derivatives that were recognized as change in other comprehensive income (loss) totaled $(3,000).

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

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$—	$—	$63,217	$63,217
Derivative assets, net	3,435	3,435	182	182
Liabilities associated with marketable securities and other	—	—	6,201	6,201

Financial assets not measured at fair value:
Cash and cash equivalents	$215,078	$215,078	$215,063	$215,063
Restricted cash	153,680	153,680	85,830	85,830
Accounts receivable, net	40,438	40,438	22,399	22,399
Note receivable, net	3,746	3,344 to 3,696	3,553	3,049 to 3,370
Due from affiliates	—	—	3,473	3,473
Due from Ashford Prime OP, net	528	528	896	896
Due from third-party hotel managers	22,869	22,869	12,241	12,241

Financial liabilities not measured at fair value:
Indebtedness	$3,874,617	$3,683,196 to $4,070,904	$1,954,103	$1,905,801 to $2,106,413
Accounts payable and accrued expenses	123,444	123,444	71,118	71,118
Dividends payable	22,678	22,678	21,889	21,889
Due to Ashford Inc., net	9,856	9,856	8,202	8,202
Due to related party, net	1,339	1,339	1,867	1,867
Due to third-party hotel managers	2,504	2,504	1,640	1,640
Cash, cash equivalents, and restricted cash. These financial assets bear interest at market rates and have original maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, accounts payable and accrued expenses, dividends payable, due to/from Ashford Prime OP, due to/from related party, due from affiliates, due to/from Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Note receivable, net. Fair value of notes receivable is determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for this note. We estimated the fair value of the note receivable to be approximately 10.7% to 1.3% lower than the carrying value of $3.7 million at December 31, 2015 and approximately 14.2% to 5.2% lower than the carrying value of $3.6 million at December 31, 2014. This is considered a Level 2 valuation technique.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 95.1% to 105.1% of the carrying value of $3.9 billion at December 31, 2015 and approximately 97.5% to 107.8% of the carrying value of $2.0 billion at December 31, 2014. This is considered a Level 2 valuation technique.
Derivative assets, net and Liabilities associated with marketable securities and other. Fair value of interest rate derivatives is determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Fair value of interest rate floors is determined by obtaining the last market bid prices from several counterparties for a similar investment as of the measurement date. The fair value of futures contracts is the last reported settlement price as of the measurement date. Liabilities associated with marketable securities and other consists of a margin account balance, short public equity securities and short equity put and call options. Fair value is determined based on quoted market closing prices at the balance sheet dates. See notes 2, 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.
13. Commitments and Contingencies
Restricted Cash – Under certain management and debt agreements for our hotel properties existing at December 31, 2015, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees – Under franchise agreements for our hotel properties existing at December 31, 2015, we pay franchisor royalty fees between 2% and 6% of gross rooms revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 6% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2017 and 2040. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
Our continuing operations incurred franchise fees of $62.8 million, $37.4 million and $32.0 million, respectively, for the years ended December 31, 2015, 2014 and 2013, which are included in “other” hotel expenses.
Management Fees – Under management agreements for our hotel properties existing at December 31, 2015, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 1.5% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2016 through 2044, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases – We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2084, including six ground leases related to our hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2015, 2014 and 2013, our continuing operations recognized rent expense of $3.8 million, $1.5 million and $4.5 million, respectively, which included contingent rent of $1.3 million, $712,000 and $898,000, respectively. Rent expense related to continuing operations is included in “other” hotel expenses in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum rentals due under non-cancelable leases are as follows for each of the five following years and thereafter are as follows (in thousands):

2016	$3,067
2017	2,875
2018	2,596
2019	2,430
2020	2,424
Thereafter	118,325
Total	$131,717
At December 31, 2015, we had capital commitments of $78.5 million relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. The landlord is preparing various post trial motions. A final judgment was entered and the landlord has filed a notice of appeal. As a result of the jury verdict, we recorded the $10.8 million judgment, pre-judgment interest of $707,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees during 2014. For the year ended December 31, 2015, we recorded additional pre-judgment interest of $95,000. Including the 2014 judgment, pre-judgment interest and estimated loss of legal expenses, total expenses recorded were $12.0 million through December 31, 2015. The additional charges related to pre-judgment interest are included in “other” hotel expenses in the consolidated statements of operations for the year ended December 31, 2015.
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
Income Taxes – We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2011 through 2015 remain subject to potential examination by certain federal and state taxing authorities.
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
14. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to the Class B common units. Class B common units have a fixed dividend rate of 7.2% and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B units, all other outstanding units represent common units. Beginning one year after issuance, each common unit (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, up to one share of our common stock. Beginning in July 2016, each Class B common unit may be converted into a common unit at either party’s discretion. As a result of the Ashford Inc. spin-off, holders of our common stock were distributed one share of Ashford Inc. common stock for every 87 shares of our common stock, while our unitholders received one common unit of the operating limited liability company subsidiary of Ashford Inc. for each common unit of our operating partnership the holder held, and such holder then had the opportunity to exchange up to 99% of those units for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. Following the spin-off, Ashford Hospitality Trust, Inc. continues to hold 598,000 shares of Ashford Inc. common stock, and all of our remaining lodging investments are owned by Ashford Trust OP. Therefore, each common unit and LTIP unit was worth approximately 95% and 94% of one share of our common stock at December 31, 2015 and 2014, respectively.
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, have vesting periods ranging from three to five years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which then can be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
As of December 31, 2015, we have issued a total of 8.7 million LTIP units, all of which, other than approximately 662,000 units and 43,000 units, issued in March 2015 and May 2015, respectively, have reached full economic parity with, and are convertible into, common units. Expense of $1.4 million was recognized for the year ended December 31, 2015, all of which was associated with LTIP units issued to Ashford LLC’s employees and Ashford Trust’s Directors and is included in “advisory services fee” and “corporate general and administrative,” respectively, in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense is equal to the fair value of the award at the end of the period in proportion to the requisite service period satisfied during the period. Compensation expense of $16.4 million and $19.0 million associated with the issuance of LTIP units was recognized for the year ended December 31, 2014 and 2013, while we were self-advised. The fair value of the unrecognized cost of LTIP units, which was $2.9 million at December 31, 2015, will be expensed over a period of 2.2 years.
During the year ended December 31, 2015, 152,000 common units with an aggregate fair value of $1.5 million, were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price. During the year ended December 31, 2014, 160,000 common units with an aggregate fair value of $1.8 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price. Also during 2014, 2,000 operating partnership units with a fair value of $19,000 were redeemed for cash at our election. During 2013, no operating partnership units were presented for redemption or converted to shares of our common stock.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of December 31, 2015 and 2014 were $118.4 million and $177.1 million, which represented ownership of our operating partnership of 13.36% and 13.01% respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2015 and 2014 included adjustments of $95.0 million and $169.3 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net income of $35.5 million, and net loss of $6.4 million and $8.2 million for

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the years ended December 31, 2015, 2014 and 2013, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $10.9 million, $10.7 million and $10.3 million for the years ended December 31, 2015, 2014 and 2013 respectively.
A summary of the activity of the common and LTIP units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2015	2014	2013
Units outstanding at beginning of year	19,836	18,991	17,611
Units issued	704	1,007	1,380
Units redeemed for cash of $19 in 2014	—	(2)	—
Units converted to common shares	(152)	(160)	—
Units outstanding at end of year	20,388	19,836	18,991
Units convertible/redeemable at end of year	16,918	17,068	15,918

15. Equity
Equity Offering – On January 29, 2015, we commenced a follow-on public offering of 9.5 million shares of common stock. The offering priced on January 30, 2015, at $10.65 per share for gross proceeds of $101.2 million. We granted the underwriters a 30-day option to purchase up to an additional 1.425 million shares of common stock. On February 10, 2015, the underwriters partially exercised their option and purchased an additional 1.03 million shares of our common stock at a price of $10.65 per share. The net proceeds from the offering after underwriting discount and offering expenses were approximately 110.9 million.
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
Common Stock Repurchases – Beginning in November 2007, our board of directors has authorized management to purchase our common shares from time to time on the open market and in December 2008, we completed all of the $125.0 million repurchases authorized in 2007 and 2008. In January 2009, the board of directors approved an additional $200.0 million authorization under the same repurchase plan (excluding fees, commissions and all other ancillary expenses) and expanded the plan to include: (i) the repurchase of shares of our common stock, Series A preferred stock, Series B-1 preferred stock and Series D preferred stock and/or (ii) the prepayment of our outstanding debt obligations, including debt secured by our hotel assets and debt senior to our mezzanine or loan investments. In February 2010, the board of directors expanded the repurchase program further to include the potential repurchase of units of our operating partnership. As of June 2010, we ceased all repurchases under this plan indefinitely. In September 2011, our board of directors authorized the reinstatement of our 2007 share repurchase program and authorized an increase in our repurchase plan authority from $58.4 million to $200.0 million (excluding fees, commissions and all other ancillary expenses). Under this plan, the board has authorized: (i) the repurchase of shares of our common stock, Series A preferred stock, Series D preferred stock and Series E preferred stock, and/or (ii) discounted purchases of our outstanding debt obligations, including debt secured by our hotel assets. We intend to fund any repurchases or discounted debt purchases with the net proceeds from asset sales, cash flow from operations, existing cash on the balance sheet, and other sources. For the years ended December 31, 2015, 2014 and 2013, no shares of our common stock have been repurchased under the share repurchase program.
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
In addition, we acquired 52,661 shares, 41,198 shares and 32,855 shares of our common stock in 2015, 2014 and 2013, respectively, to satisfy employees’ statutory minimum federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preferred Stock – In accordance with Ashford Trust’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series A cumulative preferred stock, Series D cumulative preferred stock, and Series E cumulative preferred stock.
Series A Preferred Stock. At December 31, 2015 and 2014, we had 1.7 million shares of 8.55% Series A cumulative preferred stock outstanding. Series A preferred stock has no maturity date, and we are not required to redeem these shares at any time. Series A preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, Series A preferred stock holders have no voting rights.
Series D Preferred Stock. At December 31, 2015 and 2014, we had 9.5 million shares of 8.45% Series D cumulative preferred stock outstanding. Series D preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1125 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D preferred stock holders have no voting rights.
Series E Preferred Stock. At December 31, 2015 and 2014, we had 4.6 million shares of our 9.00% Series E cumulative preferred stock outstanding. The Series E preferred stock has no maturity date, and we are not required to redeem the shares at any time. Prior to April 18, 2016, Series E preferred stock is not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event a change of control occurs. If we choose not to redeem the Series E shares upon a change of control, each holder of Series E preferred stock can convert their shares into shares of our common stock based on a formula specified in the agreement. However, on and after April 18, 2016, Series E preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series E preferred stock quarterly dividends are set at the rate of 9.00% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.25 per share). In general, Series E preferred stock holders have no voting rights.
Dividends – A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Common stock	$47,190	$41,894	$37,054
Preferred stocks:
Series A preferred stock	3,542	3,542	3,542
Series D preferred stock	20,002	20,002	20,002
Series E preferred stock	10,418	10,418	10,418
Total dividends declared	$81,152	$75,856	$71,016
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $770,000 and $800,000 at December 31, 2015 and 2014, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated losses of $30,000 and $406,000 for the years ended December 31, 2015 and 2014, respectively, and income of $908,000 for the year ended December 31, 2013, which includes the results of two properties included in the Ashford Prime spin-off through November 18, 2013.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Stock-Based Compensation
Under the Amended and Restated 2011 Stock Incentive Plan approved by stockholders, we are authorized to grant 11.5 million restricted shares of our common stock as incentive stock awards. At December 31, 2015, 4.1 million shares were available for future issuance under the Amended and Restated 2011 Stock Incentive Plan. A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2015		2014		2013
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	595	$10.92	418	$10.55	487	$9.15
Restricted shares granted	1,183	9.93	423	11.04	198	11.87
Restricted shares vested	(299)	10.53	(228)	10.47	(266)	8.97
Restricted shares forfeited	(20)	10.13	(18)	11.07	(1)	9.81
Outstanding at end of year	1,459	10.21	595	10.92	418	10.55
At December 31, 2015, the outstanding restricted stock had vesting schedules between January 2016 and March 2018. Stock-based compensation expense of $1.9 million was recognized for the year ended December 31, 2015 in connection with equity awards granted in March 2015 and June 2015 to employees of Ashford LLC and certain employees of Remington Lodging and are included in “advisory services fee” and “management fees”, respectively, in our consolidated statements of operations. Additionally, $180,000 of stock-based compensation expense was recognized for the year ended December 31, 2015 in connection with common stock issued to Ashford Trust’s Directors, which vested immediately, and is included in “corporate general and administrative” expense on our consolidated statements of operations. Stock-based compensation expense of $2.8 million and $2.3 million was recognized for the years ended December 31, 2014 and 2013, respectively. The restricted stock that vested during 2015 had a fair value of $3.1 million at the date of vesting. At December 31, 2015, the unamortized cost of the unvested shares of restricted stock was $5.4 million which will be amortized over a period of 2.2 years. In connection with the Ashford Inc. spin-off in 2014, all unvested restricted stock was transferred to Ashford Inc., in accordance with the applicable accounting guidance as all of Ashford Trust’s employees became employees of Ashford Inc. As a result, no equity-based compensation expense was recorded subsequent to November 12, 2014 for these unvested shares.
17. Employee Benefit Plans
401(k) Plan – Effective January 1, 2006, we established our 401(k) Plan, a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1000 hours annually. The 401(k) Plan allows eligible employees to contribute subject to IRS imposed limitations, to various investment funds. We make matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. Participant contributions vest immediately whereas company matches vest 25% annually. For the years ended December 31, 2014 and 2013, we incurred matching expense of $260,000 and $211,000, respectively. In connection with spin-off of Ashford Inc. on November 12, 2014, the 401(k) Plan is now administered by Ashford Inc.
Employee Savings and Incentive Plan (ESIP) – Our ESIP, a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. We match 25% of the first 10% each employee contributes. Matches are only made for employees not participating in the 401(k) Plan. Employee contributions vest immediately whereas company contributions vest 25% annually. For the years ended December 31, 2014 and 2013, we incurred matching expenses of $13,000 and $70,000, respectively. In connection with spin-off of Ashford Inc. on November 12, 2014, the ESIP is now administered by Ashford Inc.
Deferred Compensation Plan – Effective January 1, 2008, we established a nonqualified deferred compensation plan for certain executive officers. The plan allows participants to defer up to 100% of their base salary, bonus and stock awards and select an investment fund for measurement of the deferred compensation liability. In connection with the spin-off of Ashford Inc., the $11.5 million deferred compensation obligation included in additional paid-in-capital was transferred to Ashford Inc. During 2013, we recorded stock-based compensation expense of $4.3 million, included in “Corporate, general and administrative” expense, as a result of modifications to the deferred compensation plan in connection with the Ashford Prime spin-off in which plan participants were granted additional shares of our stock.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
At December 31, 2015, all of our 132 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income of $23.4 million, $17.3 million and $22.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table reconciles the income tax expense at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense at federal statutory income tax rate of 35%	$(8,205)	$(6,041)	$(7,907)
State income tax expense, net of federal income tax benefit	(827)	(528)	(469)
Permanent differences	(388)	(558)	(761)
State and local income tax (expense) benefit on pass-through entity subsidiaries	—	(19)	(34)
Gross receipts and margin taxes	(886)	(700)	(631)
Interest and penalties	(14)	(10)	(20)
Valuation allowance	5,610	6,590	8,311
Income tax expense for income from continuing operations	(4,710)	(1,266)	(1,511)
Income tax benefit for income from discontinued operations	—	—	—
Income tax expense for gain on sale of hotel property	—	(12)	—
Total income tax expense	$(4,710)	$(1,278)	$(1,511)
The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(3,377)	$(416)	$(919)
State	(1,225)	(721)	(684)
Total current	(4,602)	(1,137)	(1,603)
Deferred:
Federal	(30)	—	157
State	(78)	(129)	(65)
Total deferred	(108)	(129)	92
Total income tax expense	$(4,710)	$(1,266)	$(1,511)
For the years ended December 31, 2015, 2014 and 2013 income tax expense includes interest and penalties paid to taxing authorities of $14,000, $10,000 and $20,000, respectively. At December 31, 2015 and 2014, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2015 and 2014, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2015	2014
Allowance for doubtful accounts	$277	$94
Unearned income	3,128	317
Unfavorable management contract liability	1,302	2,088
Federal and state net operating losses	15,537	25,046
Accrued expenses	2,587	1,310
Prepaid expenses	(4,009)	(4,046)
Alternative minimum tax credit	1,718	1,347
Tax property basis less than book basis	(1,743)	(2,031)
Tax derivatives basis greater than book basis	2,911	3,042
Deferred gain	—	1,757
Other	(162)	411
Deferred tax asset	21,546	29,335
Valuation allowance	(20,670)	(29,335)
Net deferred tax asset	$876	$—
At December 31, 2015, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $40.9 million, which begin to expire in 2022, and are available to offset future taxable income, if any, through 2032. Approximately $10.1 million of the $40.9 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use. At December 31, 2015, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $383.3 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2035.
At December 31, 2015 and 2014, we maintained a valuation allowance of $20.7 million and $29.3 million, respectively. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT pays out its taxable income as dividends to stockholders, and in turn, the stockholders pay income taxes on those dividends. At December 31, 2015 and 2014, we fully reserved the deferred tax assets of several of our TRS as we believe it is more likely than not that these deferred tax assets will not be considered realized on a consolidated basis due to significant consolidated pretax losses for the REIT and its subsidiaries. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses, the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries and other negative evidence outweigh the positive evidence of taxable income in the TRS. We also considered our current forecasts. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable by our current transfer pricing arrangements. The transfer pricing arrangements are updated upon the expiration and renewal of the intercompany leases starting in 2017 and 2018. The intercompany rents are determined in accordance with the arms' length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. During 2015, we have acquired control of one TRS, PIM Highland, now a consolidated subsidiary, which has an immaterial amount of deferred tax assets and no valuation allowance due to availability of a carryback source of income.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$29,335	$35,146	$45,398
Additions	4,774	1,855	4,315
Deductions	(13,439)	(7,666)	(14,567)
Balance at end of year	$20,670	$29,335	$35,146

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Income (loss) attributable to common stockholders – Basic and diluted:
Income (loss) from continuing operations attributable to the Company	$270,939	$(31,430)	$(41,197)
Less: Dividends on preferred stocks	(33,962)	(33,962)	(33,962)
Less: Dividends on common stock	(46,498)	(41,592)	(36,841)
Less: Dividends on unvested restricted shares	(692)	(302)	(213)
Less: Undistributed income from continuing operations allocated to unvested shares	(2,390)	—	—
Undistributed income (loss)	187,397	(107,286)	(112,213)
Add back: Dividends on common stock	46,498	41,592	36,841
Distributed and undistributed income (loss) from continuing operations - basic	$233,895	$(65,694)	$(75,372)
Add back: Income from continuing operations allocated to operating partnership units	35,503	—	—
Distributed and undistributed net income (loss) from continuing operations - diluted	$269,398	$(65,694)	$(75,372)

Income (loss) from discontinued operations allocated to common stockholders:
Income (loss) from discontinued operations attributable to the Company	$—	$29	$(86)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	96,290	87,622	75,155
Effect of assumed conversion of operating partnership units	18,591	—	—
Weighted average common shares outstanding - basic and diluted	114,881	87,622	75,155

Basic income (loss) per share:
Income (loss) from continuing operations allocated to common stockholders per share	$2.43	$(0.75)	$(1.00)
Income from discontinued operations allocated to common stockholders per share	—	—	—
Net income (loss) allocated to common stockholders per share	$2.43	$(0.75)	$(1.00)

Diluted income (loss) per share:
Income (loss) from continuing operations allocated to common stockholders per share	$2.35	$(0.75)	$(1.00)
Income from discontinued operations allocated to common stockholders per share	—	—	—
Net income (loss) allocated to common stockholders per share	$2.35	$(0.75)	$(1.00)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$3,082	$302	$213
Loss attributable to redeemable noncontrolling interests in operating partnership	—	(6,404)	(8,171)
Total	$3,082	$(6,102)	$(7,958)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	485	174	128
Effect of assumed conversion of operating partnership units	—	19,447	18,699
Total	485	19,621	18,827

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2015 and 2014, all of our hotel properties were domestically located.
21. Related Party Transactions
We have management agreements with parties owned by our Chairman and Chief Executive Officer and our Chairman Emeritus. Under the agreements, we pay Remington Lodging a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) through November 12, 2014, the date of the Ashford Inc. spin-off, other general and administrative expense reimbursements, approved by our independent directors, including rent, payroll, office supplies, travel, and accounting and subsequent to the spin-off other general and administrative expense reimbursements primarily related to accounting services. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
At December 31, 2015, the related party managed 89 of our 132 hotels and the WorldQuest condominium properties included in continuing operations and we incurred the following fees (including discontinued operations) related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2015	2014	2013
Property management fees, including incentive property management fees	$29,004	$17,800	$14,299
Market service fees	14,291	13,494	9,439
Corporate general and administrative and fixed asset reimbursements	4,677	7,689	4,299
Total	$47,972	$38,983	$28,037
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

employment and travel expenses of employees of Ashford LLC providing internal audit services, as specified in the advisory agreement.
For the 2014 period noted above, we received advisory service revenues of $10.7 million from Ashford Prime. These revenues were comprised of a base advisory fee of $7.5 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.4 million and advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of $1.8 million. For the 2013 period noted above, we received advisory service revenue of $1.0 million from Ashford Prime. These revenues were comprised of a base advisory fee of $878,000, reimbursable overhead of $53,000 and internal audit reimbursements of $116,000. No incentive management fee was earned for 2014 or 2013. At December 31, 2015, we have a receivable of $528,000, included in due from Ashford Prime OP, net, associated with reimbursable expenses.
In connection with the previously discussed spin-off of Ashford Inc., we entered into an advisory agreement with Ashford LLC, which was a subsidiary of ours until November 12, 2014, when it spun off and became a subsidiary of Ashford Inc. Ashford LLC acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. The advisory agreement was amended in June 2015. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2015, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is based on our total return performance as compared to our peer group as well as to reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
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
Beginning November 12, 2014, we incurred advisory services fees to Ashford Inc. The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2015	2014
Advisory services fee
Base advisory fee	$33,833	$3,999
Reimbursable expenses (1)	6,471	534
Equity-based compensation (2)	2,719	—
Total advisory services fee	$43,023	$4,533
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford LLC.
In connection with our acquisition of the Le Pavillon and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. will be providing $4.0 million of key money consideration to purchase furniture, fixtures and equipment.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2015, we had a payable of $9.9 million, included in due to Ashford Inc., net, associated with the advisory services fee discussed above. At December 31, 2014, we had a payable of $8.2 million, included in due to Ashford Inc., net, associated with reimbursable expenses in connection with the spin-off and the advisory services fee discussed above.
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
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 147,000 shares of restricted stock under the Ashford Trust Stock Plan on June 30, 2015. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $213,000 was recognized for the year ended December 31, 2015. The unamortized fair value of the grants was $682,000 as of December 31, 2015, which will be amortized over a period of 2.2 years.
22. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is to acquire full service hotels in the upscale and upper-upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. During 2015, approximately 10.3% of our total hotel revenue was generated from 10 hotels located in the Washington D.C. area. In addition, all hotels securing our mortgage loans are located domestically at December 31, 2015. Our remaining mezzanine loan is collateralized by income-producing real property. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, U.S. government treasury bill holdings and amounts due or payable under our derivative contracts. At December 31, 2015, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Total revenue	$250,235	$369,338	$364,516	$352,877	$1,336,966
Total operating expenses	218,130	334,139	323,634	323,148	1,199,051
Operating income	32,105	35,199	40,882	29,729	137,915
Income (loss) from continuing operations	366,807	(14,757)	(20,110)	(26,127)	305,813
Income (loss) from continuing operations attributable to the Company	321,496	(12,244)	(16,321)	(21,992)	270,939
Income (loss) from continuing operations attributable to common stockholders	313,006	(20,735)	(24,811)	(30,483)	236,977
Diluted income (loss) from continuing operations attributable to common stockholders per share	$3.25	$(0.21)	$(0.26)	$(0.33)	$2.35	(1)
Weighted average diluted common shares	113,912	99,755	95,888	94,012	114,881
2014
Total revenue	$194,861	$208,163	$201,457	$190,368	$794,849
Total operating expenses	168,468	190,698	182,189	176,802	718,157
Operating income	26,393	17,465	19,268	13,566	76,692
Income (loss) from continuing operations	(6,787)	(2,375)	(16,266)	(16,303)	(41,731)
Income (loss) from continuing operations attributable to the Company	(2,391)	(1,605)	(13,550)	(13,884)	(31,430)
Income (loss) from continuing operations attributable to common stockholders	(10,881)	(10,096)	(22,040)	(22,375)	(65,392)
Diluted income (loss) from continuing operations attributable to common stockholders per share	$(0.13)	$(0.11)	$(0.24)	$(0.25)	$(0.75)	(1)
Weighted average diluted common shares	81,690	88,781	90,322	89,589	87,622
(1) The sum of the diluted income (loss) from continuing operations attributable to common stockholders per share for the four quarters in 2015 and 2014 differs from the annual diluted income (loss) from continuing operations attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework), (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2015, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ashford Hospitality Trust, Inc. and subsidiaries
Dallas, Texas

We have audited Ashford Hospitality Trust, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Ashford Hospitality Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ashford Hospitality Trust, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended, and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA LLP
Dallas, Texas
February 29, 2016

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officer, and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement and Schedules

(a)	Financial Statements and Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 72 through 124 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedules are included herein on pages 130 through 135 hereof.
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
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 136 through 142.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President	February 29, 2016
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	February 29, 2016
Benjamin J. Ansell, M.D.

/s/ THOMAS E. CALLAHAN	Director	February 29, 2016
Thomas E. Callahan

/s/ AMISH GUPTA	Director	February 29, 2016
Amish Gupta

/s/ KAMAL JAFARNIA	Director	February 29, 2016
Kamal Jafarnia

/s/ PHILLIP S. PAYNE	Director	February 29, 2016
Philip S. Payne

/s/ ALAN L. TALLIS	Director	February 29, 2016
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$24,200	$1,204	$9,388	$193	$6,397	$1,397	$15,785	$17,182	$7,395	08/1998		(1),(2),(3)
Embassy Suites	Dallas, TX	13,700	1,878	8,907	238	6,578	2,116	15,485	17,601	7,642	12/1998		(1),(2),(3)
Embassy Suites	Herndon, VA	17,700	1,303	9,836	277	6,836	1,580	16,672	18,252	7,029	12/1998		(1),(2),(3)
Embassy Suites	Las Vegas, NV	20,100	3,307	16,952	397	6,023	3,704	22,975	26,679	9,049	05/1999		(1),(2),(3)
Embassy Suites	Syracuse, NY	19,599	2,839	9,778	—	7,582	2,839	17,360	20,199	6,639		10/2003	(1),(2),(3)
Embassy Suites	Flagstaff, AZ	10,884	1,267	4,278	—	6,992	1,267	11,270	12,537	5,040		10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	21,200	1,799	10,404	—	5,261	1,799	15,665	17,464	5,449		03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	17,700	3,277	13,949	—	9,138	3,277	23,087	26,364	6,830		03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	34,513	5,791	34,819	—	8,568	5,791	43,387	49,178	11,618		12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	36,342	7,452	25,334	—	5,843	7,452	31,177	38,629	8,620		12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	44,802	36,065	41,588	—	9,335	36,065	50,923	86,988	13,774		04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	75,360	11,110	60,048	—	7,882	11,110	67,930	79,040	16,922		04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	62,473	8,948	46,239	—	3,840	8,948	50,079	59,027	12,094		04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	15,373	5,674	21,593	—	3,306	5,674	24,899	30,573	5,797		04/2007	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	9,200	1,751	9,164	—	1,700	1,751	10,864	12,615	3,476		11/2003	(1),(2),(3)
Hilton Garden Inn	Austin, TX	45,760	7,605	48,725	—	1,735	7,605	50,460	58,065	1,987		03/2015	(1),(2),(3)
Hilton Garden Inn	Baltimore, MD	19,680	4,027	20,199	—	232	4,027	20,431	24,458	781		03/2015	(1),(2),(3)
Hilton Garden Inn	Virginia Beach, VA	24,720	4,101	26,329	—	162	4,101	26,491	30,592	918		03/2015	(1),(2),(3)
Hilton Garden Inn	Wisconsin Dells, WI	12,000	867	14,318	—	71	867	14,389	15,256	278		08/2015	(1),(2),(3)
Hilton	Ft. Worth, TX	51,202	4,538	13,922	—	16,501	4,538	30,423	34,961	11,276		03/2005	(1),(2),(3)
Hilton	Houston, TX	23,200	2,200	13,247	—	11,321	2,200	24,568	26,768	10,184		03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	40,700	2,991	13,907	—	16,323	2,991	30,230	33,221	10,468		03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	17,971	7,004	10,689	—	14,665	7,004	25,354	32,358	10,876		12/2006	(1),(2),(3)
Hilton	Bloomington, MN	52,644	5,685	59,139	—	14,031	5,685	73,170	78,855	18,170		04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	64,960	12,917	91,791	—	18,243	12,917	110,034	122,951	29,246		04/2007	(1),(2),(3)
Hilton	Boston, MA	98,016	62,555	134,407	—	810	62,555	135,217	197,772	4,457		03/2015	(1),(2),(3)
Hilton	Parsippany, NJ	53,120	7,293	58,098	—	7,996	7,293	66,094	73,387	3,652		03/2015	(1),(2),(3)
Hilton	Tampa, FL	21,440	5,206	21,186	—	846	5,206	22,032	27,238	1,722		03/2015	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	10,086	697	3,808	—	1,349	697	5,157	5,854	1,617		11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	11,900	1,301	5,034	—	3,850	1,301	8,884	10,185	3,639		09/2004	(1),(2),(3)
Hampton Inn	Parsippany, NJ	22,400	3,268	24,306	—	1,169	3,268	25,475	28,743	1,287		03/2015	(1),(2),(3)
Hampton Inn	Buford, GA	5,744	1,168	5,338	—	1,129	1,168	6,467	7,635	2,063		07/2004	(1),(2),(3)
Hampton Inn	Phoenix, AZ	11,267	853	10,145	—	228	853	10,373	11,226	370		06/2015	(1),(2),(3)
Hampton Inn - Waterfront	Pittsburgh, PA	12,786	2,335	18,663	—	68	2,335	18,731	21,066	568		06/2015	(1),(2),(3)
Hampton Inn - Washington	Pittsburgh, PA	17,341	2,760	19,739	—	73	2,760	19,812	22,572	586		06/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hampton Inn	Columbus, OH	21,017	1,789	27,210	—	96	1,789	27,306	29,095	817		06/2015	(1),(2),(3)
Hampton Inn	Gainesville, FL	21,200	3,695	20,141	—	110	3,695	20,251	23,946	725		04/2015	(1),(2),(3)
Marriott	Beverly Hills, CA	98,240	6,510	22,061	—	30,883	6,510	52,944	59,454	12,715		03/2005	(1),(2),(3)
Marriott	Durham, NC	24,792	1,794	25,056	—	4,671	1,794	29,727	31,521	8,219		02/2006	(1),(2),(3)
Marriott	Arlington, VA	98,420	20,637	101,376	—	26,256	20,637	127,632	148,269	33,789		07/2006	(1),(2),(3)
Marriott	Bridgewater, NJ	71,936	5,059	89,268	—	4,061	5,059	93,329	98,388	22,377		04/2007	(1),(2),(3)
Marriott	Dallas, TX	25,707	2,701	30,893	—	5,455	2,701	36,348	39,049	8,343		04/2007	(1),(2),(3)
Marriott	Fremont, CA	37,500	5,800	44,200	—	765	5,800	44,965	50,765	4,430		8/2014	(1),(2),(3)
Marriott	Memphis, TN	33,300	6,210	37,284	—	292	6,210	37,576	43,786	1,513		02/2015	(1),(2),(3)
Marriott	Irving, TX	73,600	8,330	82,272	—	1,435	8,330	83,707	92,037	3,737		03/2015	(1),(2),(3)
Marriott	Omaha, NE	45,920	6,641	49,887	—	564	6,641	50,451	57,092	2,636		03/2015	(1),(2),(3)
Marriott	San Antonio, TX	33,920	9,764	31,384	—	998	9,764	32,382	42,146	1,713		03/2015	(1),(2),(3)
Marriott	Sugarland, TX	80,000	9,047	84,043	—	392	9,047	84,435	93,482	3,122		03/2015	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	—	1,348	7,111	—	1,605	1,348	8,716	10,064	2,583		11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	14,417	2,502	13,206	—	3,908	2,502	17,114	19,616	4,817		05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	7,005	1,106	5,021	—	555	1,106	5,576	6,682	1,720		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	9,150	1,132	6,089	—	1,741	1,132	7,830	8,962	2,890		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Gaithersburg, MD	9,429	2,200	19,746	(356)	(5,008)	1,844	14,738	16,582	618		06/2005	(1),(2),(3),(4)
SpringHill Suites by Marriott	Centerville, VA	6,101	1,806	11,712	—	803	1,806	12,515	14,321	3,519		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Charlotte, NC	13,748	1,235	6,818	—	2,111	1,235	8,929	10,164	3,173		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	7,171	1,090	3,991	—	2,313	1,090	6,304	7,394	2,580		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Orlando, FL	28,828	8,620	27,699	—	9,596	8,620	37,295	45,915	9,143		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	20,915	5,726	21,187	—	2,939	5,726	24,126	29,852	6,639		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	19,083	3,210	24,578	—	3,131	3,210	27,709	30,919	7,503		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Glen Allen, VA	14,585	2,045	15,802	—	2,378	2,045	18,180	20,225	5,134		04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	5,495	840	4,359	—	973	840	5,332	6,172	1,912		07/2004	(1),(2),(3)
Fairfield Inn by Marriott	Orlando, FL	15,200	6,507	9,895	—	9,056	6,507	18,951	25,458	3,866		04/2007	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	11,600	900	10,741	—	2,270	900	13,011	13,911	3,835		09/2004	(1),(2),(3)
Courtyard by Marriott - Tremont	Boston, MA	88,800	24,494	85,246	—	6,724	24,494	91,970	116,464	3,467		03/2015	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	5,070	673	4,804	—	1,952	673	6,756	7,429	2,033		09/2004	(1),(2),(3)
Courtyard by Marriott	Denver, CO	31,680	9,342	29,656	—	193	9,342	29,849	39,191	1,444		03/2015	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	19,203	1,352	12,266	—	2,805	1,352	15,071	16,423	5,558		09/2004	(1),(2),(3)
Courtyard by Marriott	Gaithersburg, MD	28,960	5,128	30,522	—	43	5,128	30,565	35,693	1,488		03/2015	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	37,600	5,411	38,610	—	4,795	5,411	43,405	48,816	12,817		06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	21,681	2,244	18,520	—	2,715	2,244	21,235	23,479	6,235		06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	9,464	1,868	14,030	—	5,271	1,868	19,301	21,169	5,157		06/2005	(1),(2),(3)
Courtyard by Marriott	Palm Desert, CA	11,330	2,722	11,995	—	5,095	2,722	17,090	19,812	4,614		06/2005	(1),(2),(3)
Courtyard by Marriott	Savannah, GA	31,440	6,948	31,755	—	266	6,948	32,021	38,969	1,243		03/2015	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	20,900	2,447	16,005	—	2,800	2,447	18,805	21,252	5,409		06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	15,900	2,244	12,345	—	4,348	2,244	16,693	18,937	4,551		06/2005	(1),(2),(3)
Courtyard by Marriott	Orlando, FL	27,852	7,389	26,817	—	4,451	7,389	31,268	38,657	7,652		04/2007	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Courtyard by Marriott	Oakland, CA	22,902	5,112	19,429	—	3,977	5,112	23,406	28,518	5,805		04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AZ	21,987	3,700	22,134	—	5,246	3,700	27,380	31,080	6,639		04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	18,786	2,115	22,360	—	3,348	2,115	25,708	27,823	6,946		04/2007	(1),(2),(3)
Courtyard by Marriott	Edison, NJ	12,061	2,147	11,865	—	1,406	2,147	13,271	15,418	3,561		04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	5,942	2,863	10,723	—	4,273	2,863	14,996	17,859	4,162		04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	6,745	1,301	7,430	—	3,021	1,301	10,451	11,752	3,225		04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	40,686	5,419	45,304	—	3,158	5,419	48,462	53,881	11,587		04/2007	(1),(2),(3)
Courtyard by Marriott	Wichita, KS	18,380	291	23,090	—	116	291	23,206	23,497	653		06/2015	(1),(2),(3)
Courtyard by Marriott - Billerica	Boston, MA	29,807	3,528	29,352	—	854	3,528	30,206	33,734	999		06/2015	(1),(2),(3)
Homewood Suites	Pittsburgh, PA	25,492	1,906	28,093	—	73	1,906	28,166	30,072	722		06/2015	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	26,637	2,555	20,367	—	2,344	2,555	22,711	25,266	7,016		03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	7,300	961	5,972	—	3,199	961	9,171	10,132	2,361		09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	27,645	6,554	40,539	—	3,019	6,554	43,558	50,112	12,046		06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	24,200	2,752	34,979	—	3,816	2,752	38,795	41,547	10,376		06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	25,400	3,156	29,514	—	5,447	3,156	34,961	38,117	10,098		06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	17,001	1,897	16,357	—	4,620	1,897	20,977	22,874	6,316		06/2005	(1),(2),(3)
Marriott Residence Inn	Palm Desert, CA	12,817	3,280	10,463	—	4,644	3,280	15,107	18,387	4,852		06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	27,884	18,177	39,568	(6,185)	(11,185)	11,992	28,383	40,375	1,889		04/2007	(1),(2),(3),(4)
Marriott Residence Inn	Phoenix, AZ	22,089	4,100	23,187	—	6,290	4,100	29,477	33,577	7,159		04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	14,084	2,045	16,869	—	3,528	2,045	20,397	22,442	5,152		04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	10,610	3,272	11,706	—	5,189	3,272	16,895	20,167	4,545		04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	7,214	1,462	8,306	—	3,832	1,462	12,138	13,600	2,906		04/2007	(1),(2),(3)
Marriott Residence Inn	Atlanta, GA	15,203	1,901	16,749	—	4,946	1,901	21,695	23,596	5,899		04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	10,529	1,997	16,084	—	3,069	1,997	19,153	21,150	5,494		05/2007	(1),(2),(3)
Marriott Residence Inn	Stillwater, OK	7,911	930	15,070	—	24	930	15,094	16,024	431		06/2015	(1),(2),(3)
Marriott Residence Inn	Tampa, FL	17,600	2,175	19,491	—	133	2,175	19,624	21,799	861		03/2015	(1),(2),(3)
TownePlace Suites by Marriott	Manhattan Beach, CA	19,303	4,805	17,543	—	2,129	4,805	19,672	24,477	4,693		04/2007	(1),(2),(3)
Ritz-Carlton	Atlanta, GA	69,920	2,477	80,139	—	646	2,477	80,785	83,262	3,852		03/2015	(1),(2),(3)
One Ocean	Atlantic Beach, FL	32,688	5,815	14,817	—	25,621	5,815	40,438	46,253	17,787		04/2004	(1),(2),(3)
Renaissance	Nashville, TN	74,729	20,671	158,260	—	3,025	20,671	161,285	181,956	6,959		03/2015	(1),(2),(3)
Renaissance	Palm Springs, CA	51,440	—	74,112	—	472	—	74,584	74,584	3,213		03/2015	(1),(2),(3)
Renaissance	Portsmouth, VA	16,080	—	19,794	—	604	—	20,398	20,398	1,939		03/2015	(1),(2),(3)
Sheraton Hotel	Ann Arbor, MI	35,200	4,158	35,042	—	362	4,158	35,404	39,562	939		06/2015	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	17,540	2,037	12,424	—	12,689	2,037	25,113	27,150	8,478		07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	21,591	2,953	14,280	—	10,594	2,953	24,874	27,827	7,849		03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	50,200	3,100	22,041	—	21,497	3,100	43,538	46,638	15,099		03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	47,316	4,023	39,363	—	11,169	4,023	50,532	54,555	14,108		12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	29,185	7,294	36,382	—	11,225	7,294	47,607	54,901	14,081		12/2006	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hyatt Regency	Coral Gables, FL	63,600	4,805	50,820	—	9,104	4,805	59,924	64,729	14,557		04/2007	(1),(2),(3)
Hyatt Regency	Hauppauge, NY	34,080	6,284	35,669	—	844	6,284	36,513	42,797	3,600		03/2015	(1),(2),(3)
Hyatt Regency	Savannah, GA	70,480	14,041	72,721	—	3,965	14,041	76,686	90,727	3,810		03/2015	(1),(2),(3)
Crowne Plaza	Atlanta, GA	65,600	5,870	74,885	—	2,241	5,870	77,126	82,996	3,812		03/2015	(1),(2),(3)
Crowne Plaza	Key West, FL	72,006	—	27,514	—	20,236	—	47,750	47,750	16,474		03/2005	(1),(2),(3)
Crowne Plaza	Annapolis, MD	—	—	9,903	—	2,898	—	12,801	12,801	420		03/2015	(1),(2),(3)
Annapolis Inn	Annapolis, MD	20,234	3,028	7,833	—	8,239	3,028	16,072	19,100	4,981		03/2005	(1),(2),(3)
Lakeway Resort & Spa	Austin, TX	25,100	4,541	28,940	—	2,193	4,541	31,133	35,674	1,737		02/2015	(1),(2),(3)
Silversmith	Chicago, IL	22,080	4,782	22,398	—	277	4,782	22,675	27,457	1,256		03/2015	(1),(2),(3)
The Churchill	Washington, DC	47,280	25,898	32,304	—	4,980	25,898	37,284	63,182	1,660		03/2015	(1),(2),(3)
The Melrose	Washington, DC	74,560	29,277	62,507	—	809	29,277	63,316	92,593	2,420		03/2015	(1),(2),(3)
Le Pavillon	New Orleans, LA	43,750	10,933	51,549	—	208	10,933	51,757	62,690	1,493		06/2015	(1),(2),(3)
The Ashton	Ft. Worth, TX	5,524	800	7,187	—	652	800	7,839	8,639	319		07/2014	(1),(2),(3)
Westin	Princeton, NJ	32,325	6,475	52,195	—	1,029	6,475	53,224	59,699	2,452		03/2015	(1),(2),(3)
W	Atlanta, GA	40,500	2,353	54,383	—	280	2,353	54,663	57,016	1,417		07/2015	(1),(2),(3)
W	Minneapolis, MN	55,524	8,430	79,713	—	6	8,430	79,719	88,149	457		11/2015	(1),(2),(3)
Le Meridien	Minneapolis, MN	—	2,752	12,248	—	19	2,752	12,267	15,019	278		07/2015	(1),(2),(3)
Hotel Indigo	Atlanta, GA	16,002	3,230	23,713	—	14	3,230	23,727	26,957	289		10/2015	(1),(2),(3)
WorldQuest Resort	Orlando, FL	—	1,432	9,870	(80)	858	1,352	10,728	12,080	2,398		03/2011	(1),(2),(3)
Total		$3,868,991	$711,402	$3,886,418	$(5,516)	$589,162	$705,886	$4,475,580	$5,181,466	$761,782
_________________________
(1) Estimated useful life for buildings is 39 years.
(2) Estimated useful life for building improvements is 7.5 years.
(3) Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4) Amounts include impairment charges.

	Year Ended December 31,
	2015	2014	2013
Investment in Real Estate:
Beginning balance	$2,719,716	$2,671,002	$3,509,744
Additions	2,531,312	171,542	184,106
Reclassification	—	—	622
Impairment/write-offs	(57,596)	(22,286)	(99,460)
Sales/disposals	(11,966)	(100,542)	(924,010)
Ending balance	5,181,466	2,719,716	2,671,002
Accumulated Depreciation:
Beginning balance	591,105	507,208	637,840
Depreciation expense	211,434	110,464	127,273
Reclassification	—	—	373
Impairment/write-offs	(37,647)	(22,286)	(99,460)
Sales/disposals	(3,110)	(4,281)	(158,818)
Ending balance	761,782	591,105	507,208
Investment in Real Estate, net	$4,419,684	$2,128,611	$2,163,794

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
December 31, 2015
(in thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G
Description		Prior Liens	Balance at December 31, 2015	Delinquent Principal December 31, 2015	Being Foreclosed at December 31, 2015	Accrued Interest at December 31, 2015	Interest Income During the Year Ended December 31, 2015
Ritz Carlton	Key Biscayne, FL	—	10,829	—	—	—	—
Valuation allowance			(7,083)	—
Net carrying value			$3,746	$—

	Year Ended December 31,
	2015	2014	2013
Investment in Mortgage Loans:
Balance at January 1	$3,553	$3,384	$3,233
Principal payments	(246)	(246)	(245)
Amortization of discounts/deferred income	—	—	—
Valuation allowance adjustments	439	415	396
Balance at December 31	$3,746	$3,553	$3,384

EXHIBIT INDEX

Exhibit	Description
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
10.3.1.1
First Amendment to the Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.3.1.1 of Form 10-K, filed on March 3, 2014)

10.3.2
2011 Stock Incentive Plan of Ashford Hospitality Trust, Inc. dated May 17, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 20, 2011, for the event dated May 17, 2011)

10.3.2.1	Amendment No. 1 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated May 13, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on May 19, 2014)
10.3.3	Form of LTIP Unit Award Agreement, dated March 21, 2008 (incorporated by reference to Exhibit 10.3.3 of Form 10-K, filed on March 3, 2014)
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

10.23.2	MIP Loan Extension Agreement, dated December 9, 2011, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.23.2 of Form 10-K, filed on February 28, 2012)

Exhibit	Description
10.25.1.1
Mortgage, Security Agreement, Assignment of Rents and Fixture Filing from Ashford Edison LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Courtyard Edison, Edison, New Jersey (incorporated by reference to Exhibit 10.25.1.1 of Form 10-K, filed March 2, 2015)

10.25.1.1a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K
10.25.1.2
Guaranty for Fixed-Rate Pool 1, executed as of April 11, 2007 by the Registrant, for the benefit of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25.1.2 of Form 10-K, filed March 2, 2015)

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

Exhibit	Description
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

Exhibit	Description
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
10.47
Third Amended and Restated Limited Partnership Agreement of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014)

10.48
Second Amended and Restated Limited Liability Company Operating Agreement of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014)

10.49
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 6, 2014, for the event dated October 31, 2014)

10.50
Advisory Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014)

10.50.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on June 12, 2015)

10.51
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014)

10.52
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014)

10.53
Letter Agreement dated December 14, 2014, between PRISA III Investments, LLC, a Delaware limited liability company and Ashford Hospitality Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on December 19, 2014)

10.54
Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 of Form 10-Q, filed on May 11, 2015)

10.54.1
Termination Letter, dated May 8, 2015, of the Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.1 of Form 10-Q, filed on May 11, 2015)

10.55
Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership, Ashford Credit Holdings LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.2 of Form 10-Q, filed on May 11, 2015)

10.55.1
Termination Letter, dated May 8, 2015, of the Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership, Ashford Credit Holdings LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.2.1 of Form 10-Q, filed on May 11, 2015)

10.56
Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS VI Corporation, Ashford Hospitality Select, Inc. and Ashford Hospitality Select Limited Partnership (incorporated by reference to Exhibit 10.3 of Form 10-Q, filed on May 11, 2015)

10.56.1
Termination Letter, dated May 8, 2015, of the Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS VI Corporation, Ashford Hospitality Select, Inc. and Ashford Hospitality Select Limited Partnership (incorporated by reference to Exhibit 10.3.1 of Form 10-Q, filed on May 11, 2015)

10.57
Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS Corporation, Ashford TRS VI Corporation and Ashford Select TRS Corporation (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on May 11, 2015)

10.57.1
Termination Letter, dated May 8, 2015, of the Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS Corporation, Ashford TRS VI Corporation and Ashford Select TRS Corporation (incorporated by reference to Exhibit 10.4.1 of Form 10-Q, filed on May 11, 2015)

Exhibit	Description
10.58
Loan Agreement, dated March 6, 2015, between each of the Parties set forth on Schedule I, which are subsidiaries of the Company, collectively as Borrower, and Column Financial, Inc. as Lender (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

10.59
Mezzanine A Loan Agreement, dated March 6, 2015, between HH Swap A LLC and HH Swap G LLC, collectively as Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

10.60
Mezzanine B Loan Agreement, dated March 6, 2015, between HH Mezz Borrower A-2 LLC and HH Mezz Borrower G-2 LLC, collectively as Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

10.61
Mezzanine C Loan Agreement, dated March 6, 2015, between HH Mezz Borrower A-3 LLC and HH Mezz Borrower G-3 LLC, collectively as Borrower, and Column Financial, Inc., as Lender(incorporated by reference to Exhibit 10.4 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

10.62
Mezzanine D Loan Agreement, dated March 6, 2015, between HH Mezz Borrower A-4 LLC and HH Mezz Borrower G-4 LLC, collectively as Borrower, and Column Financial, Inc., as Lender(incorporated by reference to Exhibit 10.5 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

10.63
Equity Distribution Agreement, dated May 15, 2015, between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford Hospitality Advisors LLC and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to Form 8-K, filed May 18, 2015)

10.64
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Trust, Inc., and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2015)

12.0*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1*	Registrant’s Subsidiaries Listing as of December 31, 2015
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2015
23.1*	Consent of BDO USA LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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