Form 10-K/A
period 2015-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2016-03-15
CIK 1232582

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
As of March 11, 2016, the registrant had 95,470,903 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2016 Annual Meeting of Shareholders are incorporated herein by reference into Part III of the Form 10-K, to which this Form 10-K/A amends.

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2015 of Ashford Hospitality Trust, Inc. (“Ashford Trust” or the "Company"), which was filed with the Securities and Exchange Commission on February 29, 2016. This Form 10-K/A is being filed for the purpose of providing separate consolidated financial statements of PIM Highland Holding LLC and subsidiaries (the “Company”) in accordance with Rule 3-09 of Regulation S-X and to correct a typographical error in the exhibit index of the originally filed Annual Report on Form 10-K. The Company’s Consolidated Financial Statements as of March 5, 2015 and for the period from January 1, 2015 through March 5, 2015, and Audited Consolidated Financial Statements as of December 31, 2014, and for the years ended December 31, 2014 and 2013, and Report of Independent Auditors, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K/A. Ashford owned a 71.74% common equity interest and a 50% preferred equity interest in the Company, and Ashford accounted for its interest under the equity method of accounting. As of March 6, 2015, Ashford Trust owns 100% interest in PIM Highland Holding LLC. The consolidated financial statements of the Company as of March 5, 2015 and for the period from January 1, 2015 through March 5, 2015, were not available at the time that Ashford Trust filed its Annual Report on Form 10-K on February 29, 2016.
The consent of Ernst & Young LLP, independent auditors for PIM Highland Holding LLC, is also filed as an exhibit to this Amendment No. 1 to the Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in Ashford Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows, or related disclosures in Ashford Trust’s Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of February 29, 2016. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

PART IV
Item 15. Financial Statement Schedules and Exhibits

(a)	Financial Statements and Schedules
The consolidated financial statements of Ashford Hospitality Trust, Inc. and subsidiaries were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.
The following financial statement schedules were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.
Schedule III – Real Estate and Accumulated Depreciation
Schedule IV – Mortgage Loans on Real Estate
The following financial statements are included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-K.
PIM Highland Holding LLC and Subsidiaries Consolidated Financial Statements as of March 5, 2015 and for the period from January 1, 2015 through March 5, 2015, and Audited Consolidated Financial Statements as of December 31, 2014, and for the years ended December 31, 2014 and 2013,
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)	Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2016.

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

12.0+	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1+	Registrant’s Subsidiaries Listing as of December 31, 2015
21.2+	Registrant’s Special-Purpose Entities Listing as of December 31, 2015
23.1+	Consent of BDO USA LLP
23.2+	Consent of Ernst & Young LLP
23.3*	Consent of Ernst & Young LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

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

99.1*
PIM Highland Holding LLC and Subsidiaries Consolidated Financial Statements as of March 5, 2015 and for the period from January 1, 2015 through March 5, 2015, and Audited Consolidated Financial Statements as of December 31, 2014, and for the years ended December 31, 2014 and 2013.

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document	Submitted electronically with the original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016
101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with the original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016
101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with the original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with the original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016
101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with the original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with the original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016
_______________________

*	Filed herewith
+	Previously filed as an exhibit to the original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016.