Form 10-Q
period 2016-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2016-05-10
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	95,686,492
(Class)	Outstanding at May 6, 2016

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	March 31, 2016	December 31, 2015
Assets
Investments in hotel properties, net	$4,393,701	$4,419,684
Cash and cash equivalents	226,877	215,078
Restricted cash	162,146	153,680
Accounts receivable, net of allowance of $724 and $715, respectively	55,367	40,438
Inventories	4,785	4,810
Note receivable, net of allowance of $6,971 and $7,083, respectively	3,797	3,746
Investment in unconsolidated entities	60,983	62,568
Deferred costs, net	3,642	3,847
Prepaid expenses	22,693	12,458
Derivative assets, net	10,833	3,435
Other assets	12,303	10,647
Intangible assets, net	11,294	11,343
Due from Ashford Prime OP, net	13	528
Due from related party, net	1,865	—
Due from third-party hotel managers	17,783	22,869
Total assets	$4,988,082	$4,965,131
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,879,225	$3,840,617
Accounts payable and accrued expenses	140,473	123,444
Dividends and distributions payable	22,890	22,678
Unfavorable management contract liabilities	2,861	3,355
Due to Ashford Inc., net	11,080	9,856
Due to related party, net	—	1,339
Due to third-party hotel managers	2,555	2,504
Intangible liabilities, net	16,396	16,494
Other liabilities	17,020	14,539
Total liabilities	4,092,500	4,034,826
Commitments and contingencies (note 13)
Redeemable noncontrolling interests in operating partnership	125,162	118,449

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at March 31, 2016 and December 31, 2015	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at March 31, 2016 and December 31, 2015	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 95,686,492 and 95,470,903 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	957	955
Additional paid-in capital	1,597,087	1,597,194
Accumulated deficit	(828,514)	(787,221)
Total stockholders’ equity of the Company	769,688	811,086
Noncontrolling interests in consolidated entities	732	770
Total equity	770,420	811,856
Total liabilities and equity	$4,988,082	$4,965,131
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue
Rooms	$290,615	$200,990
Food and beverage	63,055	39,553
Other hotel revenue	13,709	8,832
Total hotel revenue	367,379	249,375
Other	393	860
Total revenue	367,772	250,235
Expenses
Hotel operating expenses:
Rooms	63,102	43,153
Food and beverage	43,101	26,280
Other expenses	113,137	74,782
Management fees	13,695	9,657
Total hotel expenses	233,035	153,872
Property taxes, insurance, and other	18,612	11,594
Depreciation and amortization	62,162	37,864
Impairment charges	(111)	(106)
Transaction costs	95	499
Advisory services fee	10,903	9,567
Corporate, general, and administrative	1,673	4,840
Total expenses	326,369	218,130
Operating income	41,403	32,105
Equity in loss of unconsolidated entities	(3,585)	(6,622)
Interest income	63	16
Gain (loss) on acquisition of PIM Highland JV and sale of hotel properties	(114)	380,705
Other income (expense)	(252)	4,330
Interest expense and amortization of premiums and loan costs	(55,943)	(34,635)
Write-off of loan costs and exit fees	—	(4,767)
Unrealized loss on marketable securities	—	(1,802)
Unrealized gain (loss) on derivatives	6,918	(1,698)
Income (loss) from continuing operations before income taxes	(11,510)	367,632
Income tax expense	(629)	(825)
Net income (loss)	(12,139)	366,807
Loss from consolidated entities attributable to noncontrolling interest	38	25
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,112	(45,336)
Net income (loss) attributable to the Company	(9,989)	321,496
Preferred dividends	(8,490)	(8,490)
Net income (loss) attributable to common stockholders	$(18,479)	$313,006

Income (loss) per share - basic and diluted:
Basic:
Net income (loss) attributable to common stockholders	$(0.20)	$3.25
Weighted average common shares outstanding – basic	94,136	95,539
Diluted:
Net income (loss) attributable to common stockholders	$(0.20)	$3.13
Weighted average common shares outstanding – diluted	94,136	113,912

Dividends declared per common share	$0.12	$0.12

Amounts attributable to common stockholders:
Income (loss) from continuing operations, net of tax	$(9,989)	$321,496
Preferred dividends	(8,490)	(8,490)
Net income (loss) attributable to common stockholders	$(18,479)	$313,006
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(12,139)	$366,807
Other comprehensive income, net of tax:
Total other comprehensive income	—	—
Comprehensive income (loss)	(12,139)	366,807
Less: Comprehensive loss attributable to noncontrolling interest in consolidated entities	38	25
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,112	(45,336)
Comprehensive income (loss) attributable to the Company	$(9,989)	$321,496
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Preferred Stock								Additional Paid In Capital		Noncontrolling Interests In Consolidated Entities		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2016	1,657	$17	9,469	$95	4,630	$46	95,471	$955	$1,597,194	$(787,221)	$770	$811,856	$118,449
Purchases of common shares	—	—	—	—	—	—	(124)	(1)	(740)	—	—	(741)	—
Equity-based compensation	—	—	—	—	—	—	—	—	636	—	—	636	348
Forfeitures of restricted shares	—	—	—	—	—	—	(11)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	350	3	(3)	—	—	—	61
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	(11,521)	—	(11,521)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	(886)	—	(886)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	(5,000)	—	(5,000)	—
Dividends declared – preferred shares- Series E	—	—	—	—	—	—	—	—	—	(2,604)	—	(2,604)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(2,877)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	(11,293)	—	(11,293)	11,293
Net loss	—	—	—	—	—	—	—	—	—	(9,989)	(38)	(10,027)	(2,112)
Balance at March 31, 2016	1,657	$17	9,469	$95	4,630	$46	95,686	$957	$1,597,087	$(828,514)	$732	$770,420	$125,162
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(12,139)	$366,807
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	62,162	37,864
Impairment charges	(111)	(106)
Amortization of intangibles	(49)	—
Bad debt expense	183	152
Equity in loss of unconsolidated entities	3,585	6,622
Distribution of earnings from unconsolidated entities	—	249
(Gain) loss on acquisition of PIM Highland JV and sale of properties, net	114	(380,705)
Realized and unrealized gain on trading securities	—	(2,275)
Purchases of marketable securities	—	(64,346)
Sales of marketable securities	—	64,036
Net settlement of trading derivatives	(176)	(1,367)
Payments for derivatives	(231)	—
Realized and unrealized (gains) losses on derivatives	(6,918)	1,698
Amortization of loan costs and write-off of loan costs and exit fees	5,657	7,646
Equity-based compensation	984	171
Changes in operating assets and liabilities, exclusive of effect of hotel acquisitions and dispositions of hotel properties:
Restricted cash	(5,260)	3,003
Accounts receivable and inventories	(13,709)	(10,405)
Prepaid expenses and other assets	(11,891)	(6,690)
Accounts payable and accrued expenses	17,527	13,780
Due to/from affiliates	—	3,473
Due to/from related party	(3,256)	(6,315)
Due to/from third-party hotel managers	5,137	(8,295)
Due to/from Ashford Prime OP, net	515	561
Due to/from Ashford Inc., net	484	918
Other liabilities	2,116	3,851
Net cash provided by operating activities	44,724	30,327
Cash Flows from Investing Activities
Investment in unconsolidated entity	(2,000)	—
Proceeds from sale/payments of note receivable	60	60
Acquisition of hotel properties, net of cash acquired	—	(287,618)
Change in restricted cash related to improvements and additions to hotel properties	(3,206)	49,703
Improvements and additions to hotel properties	(40,688)	(28,812)
Net proceeds from sales of assets/properties	2,484	7,502
Payments for initial franchise fees	(30)	(175)
Proceeds from property insurance	33	282
Net cash used in investing activities	(43,347)	(259,058)
Cash Flows from Financing Activities
Borrowings on indebtedness	37,500	1,581,032
Repayments of indebtedness	(3,625)	(1,267,467)
Payments of loan costs and exit fees	(764)	(31,558)
Payments of dividends and distributions	(22,676)	(21,888)
Repurchases of common shares	(1)	(446)
Payments for derivatives	(73)	(1,250)
Proceeds from common stock offering	—	110,939
Other	61	33
Net cash provided by financing activities	10,422	369,395
Net increase in cash and cash equivalents	11,799	140,664
Cash and cash equivalents at beginning of period	215,078	215,063
Cash and cash equivalents at end of period	$226,877	$355,727
Supplemental Cash Flow Information
Interest paid	$48,809	$26,543
Income taxes paid	305	197
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$7,026	$6,522
Dividend receivable from Ashford Prime OP	—	249
Dividends and distributions declared but not paid	22,890	23,346
Common stock repurchase accrued but not paid	740	—

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
As of March 31, 2016, we owned interests in the following assets:

•
132 consolidated hotel properties, including 130 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 27,977 total rooms (or 27,950 net rooms excluding those attributable to our partners);

•	85 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 29.8% ownership in Ashford Inc. common stock with a carrying value of $6.1 million;

•
a 52.4% ownership in Ashford Quantitative Alternatives (U.S.), LP (the “AQUA U.S. Fund”) previously named AIM Real Estate Hedged Equity (U.S.) Fund, LP (the “REHE Fund”) with a carrying value of $52.9 million and

•	a mezzanine loan with a carrying value of $3.8 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2016, our 132 hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of March 31, 2016, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 89 of our 132 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and eighty percent of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. The acquisition is subject to the satisfaction of various conditions, and if completed, will not impact our management agreements with Remington Lodging.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2015 Annual Report to Stockholders on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016, and March 15, 2016, respectively.
Ashford Trust OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Trust OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Ashford Trust OP General Partner LLC, its general partner. As such, we consolidate Ashford Trust OP.
The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

•
On February 6, 2015, we acquired the Lakeway Resort & Spa, on February 25, 2015, we acquired the Memphis Marriott East hotel, on April 29, 2015, we acquired the Hampton Inn & Suites Gainesville, on June 3, 2015, we acquired the Le Pavillon Hotel, on June 17, 2015, we acquired a 9 hotel portfolio, on July 1, 2015, we acquired the W Atlanta Downtown hotel, on July 23, 2015, we acquired the Le Meridien Minneapolis, on August 5, 2015, we acquired the Hilton Garden Inn - Wisconsin Dells, on October 15, 2015, we acquired the Hotel Indigo, on November 10, 2015, we acquired the W Minneapolis Foshay. The results of these hotels are included in our results of operations as of their respective acquisition dates.

•
On March 6, 2015, we acquired the remaining approximate 28.26% interest in the 28 hotels of the PIM Highland JV. For the period from January 1, 2015 through March 5, 2015, the results of the PIM Highland JV are included in equity in loss of unconsolidated entities. Beginning March 6, 2015, we consolidated the results of operations of these hotels.

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for investments in hotel properties for the three months ended March 31, 2016 and 2015.
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 12.2% to 52.4% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity loss in unconsolidated entities. No such impairment was recorded in the three months ended March 31, 2016 and 2015.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. VIE’s, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Marketable Securities—Prior to our investment in the AQUA U.S. Fund, we held marketable securities. Marketable securities, included U.S. treasury bills, publicly traded equity securities and stocks, and put and call options on certain publicly traded securities. All of these investments were recorded at fair value. Put and call options were considered derivatives. The fair value of these investments was based on the closing price as of the balance sheet date. The cost of securities sold was determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains or losses and costs of investment, was reported as a component of “other income (expense).” Unrealized gains and losses on these investments were reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
Revenue Recognition—Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income (including accretion of discounts on the mezzanine loan using the effective interest method) is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. We were reimbursed by PIM Highland JV for costs associated with managing its day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management and other services. These reimbursements were recorded as “other” revenue. As of March 6, 2015, we acquired the remaining approximate 28.26% of the PIM Highland JV which discontinued the aforementioned reimbursements.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance that results in recording expense, included in “advisory services fee,” and “management fees” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) and performance-based Long-Term Incentive Plan (“Performance LTIP”) units granted to certain executive officers are accounted for at fair value at period end based on a Monte Carlo simulation valuation model that results in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Recently Adopted Accounting Standards—In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the principal versus agent implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We are evaluating the impact that ASU 2016-01 will have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$701,934	$704,534
Buildings and improvements	4,042,970	4,026,857
Furniture, fixtures, and equipment	419,181	406,893
Construction in progress	21,640	31,235
Condominium properties	11,703	11,947
Total cost	5,197,428	5,181,466
Accumulated depreciation	(803,727)	(761,782)
Investments in hotel properties, net	$4,393,701	$4,419,684

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Final Purchase Price Allocation
Hotel Indigo - Atlanta
On October 15, 2015, we acquired a 100% interest in the Hotel Indigo (“Indigo Atlanta”) in Atlanta, Georgia for total consideration of $26.9 million. As part of the transaction, we assumed a mortgage loan with a fair value of $16.6 million. See note 6. The remaining purchase price was funded in cash. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$3,230
Buildings and improvements	22,135
Furniture, fixtures, and equipment	1,576
26,941
Indebtedness	(16,581)
Net other assets and liabilities	425
4. Note Receivable
At March 31, 2016 and December 31, 2015, we had one mezzanine loan receivable with a net carrying value of $3.8 million and $3.7 million, respectively, net of a valuation allowance of $7.0 million and $7.1 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. No impairment charges were recorded during the three months ended March 31, 2016 and 2015. Valuation adjustments of $111,000 and $106,000 were credited to impairment charges during the three months ended March 31, 2016 and 2015, respectively. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Investment in Unconsolidated Entities
Ashford Inc.
We hold approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 29.8% ownership interest in Ashford Inc. as of March 31, 2016, with a fair value of $27.3 million.
The following tables summarize the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 and the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
Total assets	$164,799	$166,991
Total liabilities	31,997	30,115
Redeemable noncontrolling interests	1,119	240
Total stockholders’ equity of Ashford Inc.	30,565	32,165
Noncontrolling interests in consolidated entities	101,118	104,471
Total equity	131,683	136,636
Total liabilities and equity	$164,799	$166,991
Our ownership interest in Ashford Inc.	$6,097	$6,616
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2016	2015
Total revenue	$13,409	$13,118
Total operating expenses	(13,921)	(21,752)
Operating loss	(512)	(8,634)
Realized and unrealized loss on investment in unconsolidated entity, net	(1,460)	—
Realized and unrealized gain (loss) on investments, net	(5,684)	45
Other	(102)	7
Income tax expense	(640)	(231)
Net loss	(8,398)	(8,813)
Loss from consolidated entities attributable to noncontrolling interests	6,548	961
Net loss attributable to redeemable noncontrolling interests	118	18
Net loss attributable to Ashford Inc.	$(1,732)	$(7,834)
Our equity in loss of Ashford Inc.	$(519)	$(2,741)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 52.4% ownership interest in the AQUA U.S. Fund, previously named the REHE Fund. The AQUA U.S. Fund, is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016, the AQUA U.S. Fund was consolidated by Ashford Inc. The AQUA U.S. Fund invests substantially all of its assets in the Ashford Quantitative Alternatives Master Fund, LP (the “Master Fund”), previously named the AIM Real Estate Hedged Equity Master Fund, LP, and as a consequence of our investment in the AQUA U.S. Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the AQUA U.S. Fund.
The following tables summarize the consolidated balance sheets as of March 31, 2016 and December 31, 2015 and the consolidated statements of operations for the three months ended March 31, 2016 of the AQUA U.S. Fund (in thousands):
Ashford Quantitative Alternatives (U.S.), LP
Condensed Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
Total assets	$100,938	$106,792
Partners’ capital	100,938	106,792
Total liabilities and partners’ capital	$100,938	$106,792
Our ownership interest in the AQUA U.S. Fund	$52,886	$55,952
Ashford Quantitative Alternatives (U.S.), LP
Condensed Statement of Operations
(unaudited)

Three Months Ended March 31, 2016
Total investment income	$18
Net expenses	(189)
Net investment income	(171)
Net unrealized gain on investments	1,118
Net realized loss on investments	(6,801)
Net loss attributable to the AQUA U.S. Fund	$(5,854)
Our equity in loss of the AQUA U.S. Fund	$(3,066)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The AQUA U.S. Fund records its investment in the Master Fund at its proportionate share of net assets. Income (loss) and distributions are allocated to the AQUA U.S. Fund’s partners based on their ownership percentage of the AQUA U.S. Fund. Our equity in loss in the AQUA U.S. Fund represents our share of the AQUA U.S. Fund’s loss for the three months ended March 31, 2016. We generally may redeem our investment in the AQUA U.S. Fund on the last business day of the month after providing written notice. As of March 31, 2016, we have no unfunded commitments. We are not obligated to pay any portion of the management fee or the performance allocation in favor of the AQUA U.S. Fund’s investment manager and general partner, respectively, but do share pro rata in all other applicable expenses of the AQUA U.S. Fund. As of March 31, 2016 and December 31, 2015, we owned an approximate 52.4% ownership interest in the AQUA U.S. Fund.
Other
In March 2016, the Company invested $2.0 million in an unconsolidated entity that is controlled and consolidated by Ashford Inc., for a 12.2% ownership interest. Our investment is recorded as a component of investment in unconsolidated entities in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. For the three months ended March 31, 2016, our equity in the loss in the unconsolidated entity was immaterial.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of December 31, 2015, we held a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons property in Nevis, which had a carrying value of zero. In February 2016, the Four Seasons hotel property in Nevis, was sold. No gain or loss was recognized associated with our 14.4% subordinated beneficial interest. As a result of the sale, we have no ownership interest in the hotel property as of March 31, 2016.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2016	December 31, 2015
Mortgage loan (3)	7 hotels	August 2016	LIBOR (1) + 4.35%	$301,000	$301,000
Mortgage loan (3)	5 hotels	August 2016	LIBOR (1) + 4.38%	62,900	62,900
Mortgage loan (3)	1 hotel	August 2016	LIBOR (1) + 4.20%	37,500	37,500
Secured revolving credit facility (4)	None	October 2016	Base Rate (2) + 2.00% or LIBOR (1) + 3.00%	—	—
Mortgage loan (3)	8 hotels	January 2017	LIBOR (1) + 4.95%	376,800	376,800
Mortgage loan (5)	5 hotels	February 2017	LIBOR (1) + 4.75%	200,000	200,000
Mortgage loan (6)	24 hotels	April 2017	LIBOR (1) + 4.39%	1,070,560	1,070,560
Mortgage loan (3)	1 hotel	April 2017	LIBOR (1) + 4.95%	33,300	33,300
Mortgage loan	5 hotels	April 2017	5.95%	109,892	110,302
Mortgage loan	5 hotels	April 2017	5.95%	98,775	99,144
Mortgage loan	5 hotels	April 2017	5.95%	150,297	150,860
Mortgage loan	7 hotels	April 2017	5.95%	120,221	120,671
Mortgage loan (3)	1 hotel	May 2017	LIBOR (1) + 5.10%	25,100	25,100
Mortgage loan (3)	1 hotel	June 2017	LIBOR (1) + 5.10%	43,750	43,750
Mortgage loan	1 hotel	June 2017	5.98%	15,934	16,002
Mortgage loan (3)	8 hotels	July 2017	LIBOR (1) + 4.09%	144,000	144,000
Mortgage loan (3)	1 hotel	July 2017	LIBOR (1) + 4.15%	35,200	35,200
Mortgage loan (3)	1 hotel	July 2017	LIBOR (1) + 5.10%	40,500	40,500
Mortgage loan (6) (9)	17 hotels	December 2017	LIBOR (1) + 5.52%	412,500	375,000
Mortgage loan	1 hotel	January 2018	4.38%	97,556	98,016
Mortgage loan	2 hotels	January 2018	4.44%	106,713	107,054
Mortgage loan (7)	1 hotel	July 2018	LIBOR (1) + 4.50%	21,200	21,200
Mortgage loan (7)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	12,000
Mortgage loan (8)	1 hotel	July 2019	LIBOR (1) + 3.75%	5,524	5,524
Mortgage loan	1 hotel	November 2020	6.26%	98,035	98,420
Mortgage loan	1 hotel	May 2023	5.46%	55,314	55,524
Mortgage loan	1 hotel	January 2024	5.49%	10,491	10,529
Mortgage loan	1 hotel	January 2024	5.49%	7,188	7,214
Mortgage loan	1 hotel	May 2024	4.99%	6,719	6,745
Mortgage loan	3 hotels	August 2024	5.20%	67,520	67,520
Mortgage loan	2 hotels	August 2024	4.85%	12,500	12,500
Mortgage loan	3 hotels	August 2024	4.90%	24,980	24,980
Mortgage loan	3 hotels	February 2025	4.45%	53,957	54,110
Mortgage loan	2 hotels	February 2025	4.45%	24,079	24,147
Mortgage loan	2 hotels	February 2025	4.45%	20,861	20,919
				3,902,866	3,868,991
Premiums, net				5,105	5,626
Deferred loan costs, net				(28,746)	(34,000)
Total				$3,879,225	$3,840,617
____________________________________
(1) LIBOR rates were 0.437% and 0.430% at March 31, 2016 and December 31, 2015, respectively.
(2) Base Rate, as defined in the secured revolving credit facility agreement is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5% or (iii) LIBOR + 1.0%.
(3) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions.
(4) Our borrowing capacity under our secured revolving credit facility is $100.0 million.
(5) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions and a LIBOR floor of 0.20%. The first one-year extension period began in February 2016.
(6) This mortgage loan has four one-year extension options subject to satisfaction of certain conditions.
(7) This mortgage loan has two one-year extension options subject to satisfaction of certain conditions.
(8) This mortgage loan provides for an interest rate of LIBOR + 3.75% with a 0.25% LIBOR floor for the first 18 months. Beginning February 2016, the interest rate is fixed at 4.0%.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(9) These mortgage loans are collateralized by the same properties.
On December 2, 2015, we refinanced three mortgage loans totaling $273.5 million. The initial amount of the new loan was $375.0 million. On March 1, 2016, we increased the loan amount by $37.5 million. The loan balance is now $412.5 million, which is interest only and provides for a floating interest rate of LIBOR + 5.52%. The stated maturity is December 2017, with four one-year extension options. The new loan is secured by 17 hotel properties. The SpringHill Suites in Jacksonville, Florida is now unencumbered.
During the three months ended March 31, 2016 and 2015, we recognized premium amortization of $521,000 and $127,000, respectively. The amortization of the premium is computed using the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of March 31, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Income (loss) allocated to common stockholders:
Income (loss) attributable to the Company	$(9,989)	$321,496
Less: Dividends on preferred stock	(8,490)	(8,490)
Less: Dividends on common stock	(11,333)	(11,964)
Less: Dividends on unvested performance stock units	(40)	—
Less: Dividends on unvested restricted shares	(148)	(165)
Less: Undistributed income allocated to unvested shares	—	(2,035)
Undistributed income (loss)	(30,000)	298,842
Add back: Dividends on common stock	11,333	11,964
Distributed and undistributed income (loss) - basic	$(18,667)	$310,806
Add back: Income allocated to operating partnership units	—	45,336
Distributed and undistributed net income (loss) - diluted	$(18,667)	$356,142

Weighted average shares outstanding:
Weighted average common shares outstanding - basic	94,136	95,539
Effect of assumed conversion of operating partnership units	—	18,373
Weighted average shares outstanding - diluted	94,136	113,912

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.20)	$3.25

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.20)	$3.13
Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2016	2015
Income (loss) allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$148	$2,200
Income allocated to unvested performance stock units	40	—
Loss attributable to noncontrolling interest in operating partnership units	(2,112)	—
Total	$(1,924)	$2,200

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	127	432
Effect of assumed conversion of operating partnership units	19,043	—
Total	19,170	432

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives and interest rate floors to hedge our debt and our cash flows. The interest rate derivatives currently include interest rate caps and interest rate floors. These derivatives are subject to master netting settlement arrangements. As of March 31, 2016, maturities on these instruments range from August 2016 to July 2020. To mitigate the nonperformance risk, we routinely use a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.
In 2016, we entered into interest rate caps with notional amounts totaling $237.5 million and strike rates ranging from 2.25% to 4.50%. These interest rate caps had effective dates from February 2016 to March 2016, and maturity dates from February 2017 to December 2017, and a total cost of $73,000. These instruments were not designated as cash flow hedges. These instruments cap the interest rates on our mortgage loans with principal balances of $237.5 million and maturity dates from February 2017 to December 2017.
In 2015, we entered into interest rate caps with notional amounts totaling $1.5 billion and strike rates ranging from 2.50% to 3.00%. These interest rate caps had effective dates from January 2015 to March 2015, and maturity dates from January 2017 to April 2017, for a total cost of $1.3 million. These instruments were not designated as cash flow hedges. At March 31, 2015, we had instruments capping the interest rates on our mortgage loans with principal balances totaling $1.5 billion and maturity dates from January 2017 to April 2017. We also entered into interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to zero percent. These interest rate floors had effective dates from April 2015 to July 2015, and maturity dates from April 2020 to July 2020, for a total cost of $9.4 million.
Credit Default Swap Derivatives—A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $4.7 million as of March 31, 2016. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
Options on Futures Contracts—In March 2016, we purchased an option on Eurodollar futures for upfront costs of $250,000, including commissions of $20,000, and a maturity date of June 2017.
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
Fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date (Level 1 inputs). These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.
Fair values of marketable securities and liabilities associated with marketable securities, including public equity securities, equity put and call options, and other investments, are based on their quoted market closing prices (Level 1 inputs).
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2016, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.437% to 0.990% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total

March 31, 2016:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$9,447	$—	$—	$9,447	(2)
Interest rate derivatives - caps	—	97	—	—	97	(2)
Credit default swaps	—	4,666	—	(3,882)	784	(2)
Options on futures contracts	505	—	—	—	505	(2)
Total	$505	$14,210	$—	$(3,882)	$10,833

December 31, 2015:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1,747	$—	$—	$1,747	(2)
Interest rate derivatives - caps	—	361	—	—	361	(2)
Credit default swaps	—	5,152	—	(4,059)	1,093	(2)
Options on futures contracts	234	—	—	—	234	(2)
Total	$234	$7,260	$—	$(4,059)	$3,435
____________________________________
(1) Represents cash collateral posted by our counterparty.
(2) Reported net as “derivative assets, net” in the consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2016		2015
Assets
Derivative assets:
Interest rate derivatives - floors	$7,701		$(1,018)
Interest rate derivatives - caps	(337)		—
Credit default swaps	(485)	(5)	(737)
Options on futures contracts	39		—
Equity put options	—		(1,290)
Equity call options	—		80
Non-derivative assets:
Equity - American Depositary Receipt	—		(65)
Equity	—		2,063
U.S. Treasury	—		406
Total	6,918		(561)
Liabilities
Derivative liabilities:
Short equity put options	$—		$595
Short equity call options	—		579
Non-derivative liabilities:
Short equity securities	—		(36)
Total	—		1,138
Net	$6,918		$577
Total combined
Interest rate derivatives - floors	$7,701		$(1,018)
Interest rate derivatives - caps	(337)		—
Credit default swaps	(485)		(680)
Options on futures contracts	39		—
Total derivatives	6,918	(1)	(1,698)	(1)
Unrealized gain (loss) on marketable securities	—		(1,802)	(3)
Realized gain on marketable securities	—		4,077	(2) (4)
Net	$6,918		$577

____________________________________
(1) Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.
(2) Included in “other income (expense)” in the consolidated statements of operations.
(3) Reported as “unrealized loss on marketable securities” in the consolidated statements of operations.
(4) Includes costs of $57 for the three months ended March 31, 2015, associated with credit default swaps.
(5)Excludes costs of $190, included in “other income (expense)” for the three months ended March 31, 2016, associated with credit default swaps.

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

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets, net	$10,833	$10,833	$3,435	$3,435

Financial assets not measured at fair value:
Cash and cash equivalents	$226,877	$226,877	$215,078	$215,078
Restricted cash	162,146	162,146	153,680	153,680
Accounts receivable, net	55,367	55,367	40,438	40,438
Note receivable, net	3,797	3,423 to 3,783	3,746	3,344 to 3,696
Due from Ashford Prime OP, net	13	13	528	528
Due from related party, net	1,865	1,865	—	—
Due from third-party hotel managers	17,783	17,783	22,869	22,869

Financial liabilities not measured at fair value:
Indebtedness	$3,907,971	$3,707,908 to $4,098,218	$3,874,617	$3,683,196 to $4,070,904
Accounts payable and accrued expenses	140,473	140,473	123,444	123,444
Dividends payable	22,890	22,890	22,678	22,678
Due to Ashford Inc., net	11,080	11,080	9,856	9,856
Due to related party, net	—	—	1,339	1,339
Due to third-party hotel managers	2,555	2,555	2,504	2,504
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
Note receivable, net. Fair value of notes receivable is determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for this note. We estimated the fair value of the note receivable to be approximately 9.8% to 0.4% lower than the carrying value of $3.8 million at March 31, 2016 and approximately 10.7% to 1.3% lower than the carrying value of $3.7 million at December 31, 2015. This is considered a Level 2 valuation technique.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 94.9% to 104.9% of the carrying value of $3.9 billion at March 31, 2016 and approximately 95.1% to 105.1% of the carrying value of $3.9 billion at December 31, 2015. This is considered a Level 2 valuation technique.
Derivative assets, net. Fair value of interest rate derivatives is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Fair value of interest rate floors is determined by obtaining the last market bid prices from several counterparties for a similar

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

investment as of the measurement date. Fair values of options on futures contracts are valued at their last reported settlement price as of the measurement date. See notes 2, 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.
11. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to the Class B common units. Class B common units have a fixed dividend rate of 7.2% and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B common units, all other outstanding units represent common units. Beginning one year after issuance, each common unit (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, up to one share of our common stock. Beginning in July 2016, each Class B common unit may be converted into a common unit at either party’s discretion. As a result of the Ashford Inc. spin-off, holders of our common stock were distributed one share of Ashford Inc. common stock for every 87 shares of our common stock, while our unitholders received one common unit of the operating limited liability company subsidiary of Ashford Inc. for each common unit of our operating partnership the holder held, and such holder then had the opportunity to exchange up to 99% of those units for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. Following the spin-off, Ashford Trust continues to hold 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, and all of our remaining lodging investments are owned by Ashford Trust OP. Therefore, each common unit and LTIP unit was worth approximately 95% of one share of our common stock at both March 31, 2016 and December 31, 2015, respectively.
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, have a vesting period of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
On March 31, 2016, the compensation committee of the board of directors of the Company approved Performance LTIP units to certain executive officers. The award agreements provide for the grant of a maximum number of approximately 804,000 Performance LTIP units that will be settled in LTIPs or common units of the Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2016 and ends on December 31, 2018. The actual number of units earned may be adjusted from 0% to 100% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. The unamortized fair value of Performance LTIP units of $2.6 million at March 31, 2016 will be expensed over a period of 3.0 years. No compensation expense was recorded for the three months ended March 31, 2016.
As of March 31, 2016, we have issued a total of 10.0 million LTIP units (including performance-based LTIP units), all of which, other than approximately 1.2 million and 662,000 issued in March 2016 and March 2015, respectively, have reached full economic parity with, and are convertible into, common units. Expense of $348,000 and $64,000 was recognized for the three months ended March 31, 2016 and 2015, respectively, all of which was associated with LTIP units issued to Ashford LLC’s employees and is included in “advisory services fee” in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unrecognized cost of LTIP units, which was $7.8 million at March 31, 2016, will be expensed over a period of 3.0 years.
During the three months ended March 31, 2016, no common units were redeemed. During the three months ended March 31, 2015, 150,000 common units with an aggregate fair value of $1.5 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of March 31, 2016 and December 31, 2015 were $125.2 million and $118.4 million, respectively, which represents ownership of our operating partnership of 13.55% and 13.36%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2016 and December 31, 2015 included adjustments of $106.3 million and $95.0 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net loss of $2.1 million and net income of $45.3 million for the three months ended March 31, 2016 and 2015, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.9 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively.
12. Equity and Equity-Based Compensation
Common Stock Dividends—For each of the 2016 and 2015 quarters, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2016.
Stock-Based Compensation—Stock-based compensation expense for the three months ended March 31, 2016 was $636,000, which is associated with restricted shares of our common stock issued to Ashford LLC’s employees and certain employees of Remington Lodging and are included in “advisory services fee” and “management fees,” respectively, in our consolidated statements of operations. Stock-based compensation expense for the three months ended March 31, 2015, was $107,000, which is associated with restricted shares of our common stock issued to Ashford LLC’s employees and are included in “advisory services fee” in our consolidated statements of operations. The fair value of the unrecognized cost of restricted shares, which was $9.2 million at March 31, 2016, will be expensed over a period of approximately 3.0 years.
Performance Stock Units—On March 31, 2016, the compensation committee of the board of directors of the Company approved grants of PSUs to certain executive officers. The award agreements provide for the grant of a target number of approximately 336,000 PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2016 and ends on December 31, 2018. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At March 31, 2016, the outstanding PSUs had an unamortized fair value of $2.2 million. No compensation expense was recorded for the three months ended March 31, 2016.
Preferred Dividends—During the three months ended March 31, 2016, the board of directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9.00% Series E preferred stock. During the three months ended March 31, 2015, the board of directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $732,000 and $770,000 at March 31, 2016 and December 31, 2015, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated losses of $38,000 and $25,000 for the three months ended March 31, 2016 and 2015, respectively.
13. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2016, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at March 31, 2016, we pay franchisor royalty fees between 2% and 6% of gross rooms revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 6% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2017 and 2040. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We incurred franchise fees of $17.1 million for the three months ended March 31, 2016 and $11.9 million for the three months ended March 31, 2015.
Management Fees—Under management agreements for our hotel properties existing at March 31, 2016, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 1.5% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2017 through 2044, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes— We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2011 through 2015 remain subject to potential examination by certain federal and state taxing authorities.
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
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord filed an appeal with the 4th District Court of Appeals in Florida. Both parties have fully briefed the Appeal and oral argument is scheduled for May 31, 2016.
As a result of the jury verdict, we recorded the $10.8 million judgment, pre-judgment interest of $802,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees during 2014 and 2015. For the three months ended March 31, 2016, we recorded additional pre-judgment interest of $24,000. Including the judgment, pre-judgment interest and estimated loss of legal expenses, total expenses recorded were $12.0 million through March 31, 2016. The additional charges related to pre-judgment interest are included in “other” hotel expenses in the consolidated statements of operations for the three months ended March 31, 2016.
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
14. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2016 and December 31, 2015, all of our hotel properties were domestically located.
15. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. The advisory agreement was amended in June 2015. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. We are also required to pay Ashford LLC an incentive fee that is based on our total return performance as compared to our peer group as well as to reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2016	2015
Advisory services fee
Base advisory fee	$8,540	$8,011
Reimbursable expenses (1)	1,463	1,385
Equity-based compensation (2)	900	171
Total advisory services fee	$10,903	$9,567
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford LLC.
In connection with our acquisition of the Le Pavillon and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. will be providing $4.0 million of key money consideration to purchase furniture, fixtures and equipment.
At March 31, 2016 and December 31, 2015, we had a payable of $11.1 million and $9.9 million, respectively, included in due to Ashford Inc., net, associated with the advisory services fee discussed above.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 147,000 shares of restricted stock under the Ashford Trust Stock Plan on June 30, 2015. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $84,000 was recognized for the three months ended March 31, 2016. The unamortized fair value of the grants was $555,000 as of March 31, 2016, which will be amortized over a period of 2.0 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Subsequent Events
On April 14, 2016, Ashford OP General Partner LLC, a Delaware limited liability company and wholly-owned subsidiary of Ashford Trust, as general partner of Ashford Trust OP, and Ashford OP Limited Partner LLC, a Delaware limited liability company, as a limited partner of Ashford Trust OP, entered into that certain Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (the “Amended Partnership Agreement”). The Amended Partnership Agreement was amended to, among other things:

•
incorporate Amendment No. 1 to the Sixth Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership dated November 12, 2014, which adjusted the conversion factor used by the Company to determine the number of shares of Company common stock issuable, at the option of the Company, upon the exercise of a redemption right by a limited partner of Ashford Trust OP and related provisions, including definitions (the “Conversion Factor”);

•
incorporate Amendment No. 2 to the Sixth Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership dated July 20, 2015, which specifically provided for the distribution of common units of Ashford Hospitality Prime Limited Partnership to the common unitholders of Ashford Trust OP;

•	add a provision regarding new federal income tax partnership audit matters as a result of tax legislation enacted in December 2015; and

•	clarify the computation of the Conversion Factor.
On April 18, 2016, the Company announced it has entered into a definitive agreement to sell a 5-hotel, 1,396-room portfolio of select-service hotels for approximately $142.0 million in cash. The portfolio is comprised of the Courtyard Edison in Edison, NJ; the Residence Inn Buckhead in Atlanta, GA; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, FL. The transaction is scheduled to close in the second quarter, subject to certain closing conditions. The carrying value of the land, building and furniture, fixtures and equipment was approximately $117.5 million at March 31, 2016.

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
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
factors discussed in our Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 29, 2016, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

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
In June 2015, our board of directors modified our investment strategy to focus predominantly on full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the national average. The change in our investment strategy was made in conjunction with our announcement that we plan to sell the vast majority of our select-service hotel portfolio. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice.
Recent Developments
In February 2016, the Four Seasons hotel property in Nevis, was sold. No gain or loss was recognized associated with our 14.4% subordinated beneficial interest. As a result of the sale, we have no ownership interest in the hotel property as of March 31, 2016.
On December 2, 2015, we refinanced three mortgage loans totaling $273.5 million. The initial amount of the new loan was $375.0 million. On March 1, 2016, we increased the loan amount by $37.5 million. The loan balance is now $412.5 million, which is interest only and provides for a floating interest rate of LIBOR + 5.52%. The stated maturity is December 2017, with four one-year extension options. The new loan is secured by 17 hotel properties. The SpringHill Suites in Jacksonville, Florida is now unencumbered.
In March 2016, the Company invested $2.0 million in an unconsolidated entity that is controlled and consolidated by Ashford Inc., for a 12.2% ownership interest.
On April 14, 2016, Ashford OP General Partner LLC, a Delaware limited liability company and wholly-owned subsidiary of Ashford Trust, as general partner of Ashford Trust OP, and Ashford OP Limited Partner LLC, a Delaware limited liability company, as a limited partner of Ashford Trust OP, entered into that certain Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (the “Amended Partnership Agreement”). The Amended Partnership Agreement was amended to, among other things:

•
incorporate Amendment No. 1 to the Sixth Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership dated November 12, 2014, which adjusted the conversion factor used by the Company to determine the number of shares of Company common stock issuable, at the option of the Company, upon the exercise of a redemption right by a limited partner of Ashford Trust OP and related provisions, including definitions (the “Conversion Factor”);

•
incorporate Amendment No. 2 to the Sixth Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership dated July 20, 2015, which specifically provided for the distribution of common units of Ashford Hospitality Prime Limited Partnership to the common unitholders of Ashford Trust OP;

•	add a provision regarding new federal income tax partnership audit matters as a result of tax legislation enacted in December 2015; and

•	clarify the computation of the Conversion Factor.

On April 18, 2016, the Company announced it has entered into a definitive agreement to sell a 5-hotel, 1,396-room portfolio of select-service hotels for approximately $142.0 million in cash. The portfolio is comprised of the Courtyard Edison in Edison, NJ; the Residence Inn Buckhead in Atlanta, GA; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, FL. The transaction is scheduled to close in the second quarter, subject to certain closing conditions. The carrying value of the land, building and furniture, fixtures and equipment was approximately $117.5 million at March 31, 2016.
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
Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into ground lease and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and ground lease expenses. This could affect our liquidity and our ability to make distributions to our stockholders.
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
In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. While the ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached, we cannot issue shares under the ATM program until such time as a new prospectus is filed with the SEC. Through March 31, 2016, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the three months ended March 31, 2016, no shares were issued under this ATM program.
In May 2015, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $150.0 million of our common stock at market prices. No shares have been sold under this ATM program since its inception. The ATM program will remain in effect until such time that either party elects to terminate the program or the $150.0 million cap is reached.
On December 2, 2015, we refinanced three mortgage loans totaling $273.5 million. The initial amount of the new loan was $375.0 million. On March 1, 2016, we increased the loan amount by $37.5 million. The loan balance is now $412.5 million, which is interest only and provides for a floating interest rate of LIBOR + 5.52%. The stated maturity is December 2017, with four one-year extension options. The new loan is secured by 17 hotel properties. The SpringHill Suites in Jacksonville, Florida is now unencumbered.
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

The secured revolving credit facility also contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, we are subject to restrictions on incurring additional indebtedness, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of our business, investments, and capital expenditures. We also are subject to certain financial covenants, as set forth below, which are tested on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•	Total funded indebtedness (less unrestricted cash in excess of $25 million) to EBITDA shall not be greater than 9.0x. Our ratio was 8.8x at March 31, 2016.

•	Consolidated fixed charge coverage ratios to EBITDA for the previous four consecutive fiscal quarters shall not be less than 1.25x. Our ratio was 1.72x at March 31, 2016.

•	Consolidated tangible net worth not less than approximately $1.17 billion plus 75% of the net proceeds of any future equity issuances. Our net worth was $1.56 billion at March 31, 2016.
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at March 31, 2016.
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
The secured revolving credit facility is a one-year interest-only facility with all outstanding principal being due at maturity in October 2016. No amounts were drawn under the secured revolving credit facility as of March 31, 2016.
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
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $44.7 million and $30.3 million for the three months ended March 31, 2016 and 2015, respectively. Cash flows from operations were impacted by changes in hotel operations, the operating results of our 2015 hotel acquisitions, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Used in Investing Activities. For the three months ended March 31, 2016, investing activities used net cash flows of $43.3 million, which consisted of cash outflows of $40.7 million for capital improvements made to various hotel properties, $3.2 million of net deposits to restricted cash for capital expenditures, $2.0 million investment in an unconsolidated entity and $30,000 for initial franchise fees. These outflows were partially offset by inflows of $2.5 million attributable to cash proceeds received from the sale of a vacant lot associated with Le Pavillon, $33,000 of proceeds from property insurance and $60,000 of cash payments received on previously impaired mezzanine loans. For the three months ended March 31, 2015, investing activities used net cash flows of $259.1 million, which primarily consisted of cash outflows of $287.6 million primarily attributable the purchase of the Lakeway Resort, Memphis Marriott and the remaining approximate 28.26% interest in the PIM Highland JV hotel properties, $28.8 million for capital improvements made to various hotel properties and $175,000 for initial franchise fees. These outflows were partially offset by inflows of $49.7 million of reductions in restricted cash for capital expenditures, $7.5 million attributable to cash proceeds received from the sale of the Hampton Inn in Terre Haute, Indiana, $282,000 of proceeds from property insurance and $60,000 of cash payments received on previously impaired mezzanine loans.

Net Cash Flows Provided by Financing Activities. For the three months ended March 31, 2016, net cash flows provided by financing activities were $10.4 million. Cash inflows consisted primarily of $37.5 million in borrowings on indebtedness. Cash inflows were partially offset by cash outlays primarily consisting of $22.7 million dividend payments to common and preferred stockholders and unitholders, $3.6 million for repayments of indebtedness, $764,000 for payments of loan costs and exit fees and $73,000 of payments for derivatives. For the three months ended March 31, 2015, net cash flows provided by financing activities were $369.4 million. Cash inflows consisted primarily of $1.6 billion in borrowings on indebtedness and $110.9 million from issuance of common stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $1.3 billion for repayments of indebtedness, $31.6 million for payments of loan costs and exit fees, $21.9 million for dividend payments to common and preferred stockholders and unitholders, $1.3 million of payments for derivatives and $446,000 for repurchase of common stock.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of March 31, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
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
Dividend Policy. During the three month periods ended March 31, 2016 and 2015, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock. In December 2015, the board of directors approved our 2016 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2016. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Favorable/ (Unfavorable) Change
	2016	2015
Total revenue	$367,772	$250,235	$117,537
Total hotel operating expenses	(233,035)	(153,872)	(79,163)
Property taxes, insurance, and other	(18,612)	(11,594)	(7,018)
Depreciation and amortization	(62,162)	(37,864)	(24,298)
Impairment charges	111	106	5
Transaction costs	(95)	(499)	404
Advisory services fee	(10,903)	(9,567)	(1,336)
Corporate, general, and administrative	(1,673)	(4,840)	3,167
Operating income	41,403	32,105	9,298
Equity in loss of unconsolidated entities	(3,585)	(6,622)	3,037
Interest income	63	16	47
Gain (loss) on acquisition of PIM Highland JV and sale of hotel properties	(114)	380,705	(380,819)
Other income (expense)	(252)	4,330	(4,582)
Interest expense and amortization of premiums and loan costs, net	(55,943)	(34,635)	(21,308)
Write-off of loan costs and exit fees	—	(4,767)	4,767
Unrealized loss on marketable securities	—	(1,802)	1,802
Unrealized gain (loss) on derivatives	6,918	(1,698)	8,616
Income tax expense	(629)	(825)	196
Net income (loss)	(12,139)	366,807	(378,946)
Loss from consolidated entities attributable to noncontrolling interests	38	25	13
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,112	(45,336)	47,448
Net income (loss) attributable to the Company	$(9,989)	$321,496	$(331,485)
The following table illustrates key performance indicators for our 132 hotel properties for the three months ended March 31, 2016 and 2015. The operating results of the Lakeway Resort & Spa (“Lakeway Resort”) in Austin, Texas, which was acquired on February 6, 2015, the Memphis Marriott East (“Memphis Marriott”) hotel in Memphis, Tennessee, which was acquired on February 25, 2015, the Hampton Inn & Suites (“Hampton Inn Gainesville”) in Gainesville, Florida, which was acquired on April 29, 2015, of the Le Pavillon Hotel (“Le Pavillon”) in New Orleans, Louisiana, which was acquired on June 3, 2015, a 9-hotel portfolio (“Rockbridge Portfolio”), which was acquired on June 17, 2015, the W Atlanta Downtown (“W Atlanta”) in Atlanta, Georgia, which was acquired on July 23, 2015, the Le Meridien Chambers Minneapolis (“Le Meridien Minneapolis”) in Minneapolis, Minnesota, which was acquired on July 23, 2015, the Hilton Garden Inn - Wisconsin Dells in Wisconsin Dells, Wisconsin, which was acquired on August 5, 2015, the operating results of the Hotel Indigo (“Indigo Atlanta”) in Atlanta, Georgia, which was acquired on October 15, 2015, the operating results of the W Minneapolis Foshay (“W Minneapolis”) in Minneapolis, Minnesota, which was acquired on November 10, 2015 (collectively the “New Hotel Acquisitions”), are included in continuing operations since their respective acquisition dates. The operating results of the PIM Highland JV for the period from January 1, 2015 through March 5, 2015, are included in equity in loss of unconsolidated entities. Beginning March 6, 2015, we consolidate the results of operations of the PIM Highland JV hotels.

The following table illustrates the key performance indicators of these hotels:

	Three Months Ended March 31,
	2016	2015
RevPar (revenue per available room)	$113.55	$112.81
Occupancy	74.38%	77.01%
ADR (average daily rate)	$152.67	$146.48
The following table illustrates the key performance indicators of the 86 hotels that were included for the full three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
RevPar (revenue per available room)	$115.40	$110.18
Occupancy	77.22%	76.92%
ADR (average daily rate)	$149.44	$143.25
Comparison of the Three Months Ended March 31, 2016 and 2015
Net income (loss) attributable to the Company. Net income (loss) attributable to the Company decreased $331.5 million, from net income of $321.5 million for the three months ended March 31, 2015 (the “2015 quarter”) to net loss of $10.0 million for the three months ended March 31, 2016 (the “2016 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotels increased $89.6 million, or 44.6%, to $290.6 million during the 2016 quarter compared to the 2015 quarter. We experienced an increase in rooms revenue of $55.3 million as a result of the PIM Highland JV acquisition, $24.5 million associated with the New Hotel Acquisitions, and $9.8 million from our remaining hotels and WorldQuest, which experienced an increase of 30 basis points in occupancy and an increase of 4.3% in room rates. Food and beverage revenue experienced an increase of $23.5 million, or 59.4%, to $63.1 million during the 2016 quarter compared to the 2015 quarter. This increase is a result of $19.6 million from the PIM Highland JV acquisition and $4.3 million associated with the New Hotel Acquisitions, offset by a decrease of $416,000 from our remaining hotel properties and WorldQuest. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $4.9 million, or 55.2%, to $13.7 million during the 2016 quarter compared to the 2015 quarter. This increase is a result of $2.8 million from the PIM Highland JV acquisition, $1.9 million associated with the New Hotel Acquisitions and $220,000 from our remaining hotel properties and WorldQuest. Other non-hotel revenue decreased $467,000, or 54.3%, to $393,000 during the 2016 quarter compared to the 2015 quarter. The decrease in other non-hotel revenue is primarily attributable to the acquisition of the PIM Highland JV in March 2015. Prior to the acquisition, we received expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services.
Hotel Operating Expenses. Hotel operating expenses increased $79.2 million, or 51.4%, to $233.0 million during the 2016 quarter compared to the 2015 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $38.3 million in direct expenses and $40.8 million in indirect expenses and management fees in the 2016 quarter. The increase in direct expenses was comprised of $26.6 million from the PIM Highland JV acquisition, $9.6 million as a result of the New Hotel Acquisitions and $2.2 million from our remaining hotels and WorldQuest. The increase in indirect expenses was comprised of $26.2 million from the PIM Highland JV acquisition, $11.3 million from the New Hotel Acquisitions and $3.3 million from our remaining hotels and WorldQuest. Direct expenses were 30.4% and 29.4% of total hotel revenue for the 2016 quarter and the 2015 quarter, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $7.0 million or 60.5%, to $18.6 million during the 2016 quarter compared to the 2015 quarter. The increase was primarily due to $4.4 million of property taxes, insurance, and other associated with the PIM Highland JV acquisition, $2.2 million associated with the New Hotel Acquisitions and $371,000 from our remaining hotel properties and WorldQuest.
Depreciation and Amortization. Depreciation and amortization increased $24.3 million or 64.2%, to $62.2 million during the 2016 quarter compared to the 2015 quarter. The increase was primarily due to $14.0 million of depreciation and amortization associated with the PIM Highland JV acquisition and $6.6 million associated with the New Hotel Acquisitions. The remaining increase of $3.8 million is attributable to capital expenditures that have occurred since March 31, 2015.

Impairment Charges. We recorded impairment credits of $111,000 and $106,000 for the 2016 quarter and the 2015 quarter, respectively. The impairment credit related to valuation adjustments on a previously impaired mezzanine loan.
Transaction Costs. Transaction costs were $95,000 in the 2016 quarter compared to $499,000 in the 2015 quarter. The decrease is primarily attributable to costs related to the acquisitions of the PIM Highland JV, Lakeway Resort and Memphis Marriott in the 2015 quarter.
Advisory Services Fee. Advisory services fees increased $1.3 million or 14.0%, to $10.9 million in the 2016 quarter compared to the 2015 quarter, which represent fees paid in connection with the advisory agreement between Ashford Inc. and us. For the 2016 quarter, the advisory services fee was comprised of a base advisory fee of $8.5 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.5 million and equity-based compensation of $900,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2015 quarter, the advisory services fee comprised of a base advisory fee of $8.0 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.4 million and equity-based compensation of $171,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $3.2 million, or 65.4%, to $1.7 million during the 2016 quarter compared to the 2015 quarter. The decrease was primarily attributable to $3.4 million of transaction, acquisition and management conversion costs in the 2015 quarter, offset by increases to public company costs, office expenses, professional fees and other miscellaneous expenses totaling approximately $258,000.
Equity in Loss of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $3.6 million and $6.6 million for the 2016 quarter and the 2015 quarter, respectively. The 2016 quarter includes equity in loss in Ashford Inc. of $519,000 and $3.1 million in the AQUA U.S. Fund. The 2015 quarter includes equity in loss in PIM Highland JV of $3.8 million, $2.7 million in Ashford Inc. and $45,000 in Ashford Prime.
Interest Income. Interest income was $63,000 and $16,000 for the 2016 quarter and the 2015 quarter, respectively.
Gain (Loss) on Acquisition of PIM Highland JV and Sale of Hotel Properties. Gain (loss) on acquisition of PIM Highland JV and sale of hotel properties was a loss of $114,000 for the 2016 quarter and a gain of $380.7 million for the 2015 quarter. The loss in the 2016 quarter was related to the sale of a vacant lot associated with the Le Pavillon Hotel in New Orleans, Louisiana. The gain in the 2015 quarter primarily related to the acquisition of the remaining interest in the PIM Highland JV in March 2015.
Other Income (Expense). Other income (expense) changed $4.6 million, or 105.8%, from other income of $4.3 million to other expense of $252,000 during the 2016 quarter compared to the 2015 quarter. The change is primarily attributable to the contribution of certain marketable securities in consideration for an ownership interest in the AQUA U.S. Fund. As a result, we no longer have realized gain or loss on marketable securities and dividend income. For the quarter in 2015 prior to our contribution to the AQUA U.S. Fund, we had a realized gain on marketable securities of $4.1 million and dividend income of $165,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $21.3 million or 61.5%, to $55.9 million during the 2016 quarter compared to the 2015 quarter. The increase is primarily due to $12.2 million of interest expense and amortization associated with the PIM Highland JV acquisition and refinance. The remaining increase is associated with higher loan cost amortization and interest expense as a result of new financings on the majority of the New Hotel Acquisitions of $6.3 million and higher loan cost amortization and interest expense as a result of refinances on our remaining hotel properties of $2.9 million. The average LIBOR rates for the 2016 quarter and the 2015 quarter were 0.43% and 0.17%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $4.8 million for the 2015 quarter. For the 2015 quarter, we wrote-off unamortized loan costs of $86,000 and incurred defeasance and other exit fees of $4.7 million. There were no write-off of loan costs and exit fees in the 2016 quarter.
Unrealized Loss on Marketable Securities. Unrealized loss on marketable securities was $1.8 million for the 2015 quarter, was based on changes in closing market prices during the quarter. There was no unrealized loss on marketable securities in the 2016 quarter as a result of the previously discussed contribution of marketable securities to the AQUA U.S. Fund.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $8.6 million or 507.4%, from a loss of $1.7 million to a gain of $6.9 million during the 2016 quarter compared to the 2015 quarter. The 2016 quarter had an unrealized gain consisting of $7.7 million related to interest rate floors, offset by unrealized losses of $429,000, $337,000 and $17,000, on credit default swaps, interest rate derivatives and options on futures contracts, respectively. In the 2015 quarter, we had losses consisting of $1.0 million and $680,000 related to interest rate derivatives and credit default swaps, respectively. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. Income tax expense decreased $196,000, or 23.8% to $629,000 during the 2016 quarter compared to the 2015 quarter. The decrease in income tax expense is primarily due to an increase in certain indirect expenses recognized by our TRS entities.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated losses of $38,000 and $25,000 during the 2016 quarter and the 2015 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $2.1 million and net income of $45.3 million in the 2016 quarter and the 2015 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 13.55% and 13.36% in the operating partnership at March 31, 2016 and 2015, respectively.
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties and cash on hand will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations and cash on hand are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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
CONTRACTUAL OBLIGATIONS
There have been no material changes since December 31, 2015, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2015 Form 10-K. There have been no material changes in these critical accounting policies.
NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, Funds From Operations (“FFO”) and Adjusted FFO (“AFFO”) are made to assist our investors evaluate our operating performance.

EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of premiums and loan costs, net, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gain/loss on acquisition of PIM Highland JV and sale of hotel properties, impairment charges, write-off of loan costs and exit fees, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, and non-cash items such as amortization of unfavorable management contract liabilities, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments and the AQUA U.S. Fund, as well as our portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(12,139)	$366,807
Loss from consolidated entities attributable to noncontrolling interest	38	25
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,112	(45,336)
Net income (loss) attributable to the Company	(9,989)	321,496
Interest income	(63)	(16)
Interest expense and amortization of premiums and loan costs, net	55,913	34,606
Depreciation and amortization	62,101	37,820
Income tax expense	629	825
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(2,112)	45,336
Equity in loss of unconsolidated entities	519	6,622
Company's portion of EBITDA of unconsolidated entities (Ashford Inc.)	115	(2,278)
Company's portion of EBITDA of unconsolidated entities (Ashford Prime OP)	—	2,910
Company's portion of EBITDA of unconsolidated entities (PIM Highland JV)	—	11,982
EBITDA available to the Company and OP unitholders	107,113	459,303
Amortization of unfavorable management contract liabilities	(494)	(494)
Impairment charges	(111)	(106)
(Gain) loss on acquisition of PIM Highland JV and sale of hotel properties	114	(380,705)
Write-off of loan costs and exit fees	—	4,767
Other (income) expense (1)	252	(4,330)
Transaction, acquisition and management conversion costs	218	3,924
Legal judgment	24	24
Unrealized loss on marketable securities	—	1,802
Unrealized (gain) loss on derivatives	(6,918)	1,698
Dead deal costs	(3)	55
Non-cash stock/unit-based compensation	984	171
Company's portion of unrealized loss of AQUA U.S. Fund	3,066	—
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	748	3,324
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	—	(82)
Adjusted EBITDA available to the Company and OP unitholders	$104,993	$89,351
____________________________________

(1)
Other (income) expense, which primarily consists of costs associated with credit default swaps in both periods and net realized gain/loss on marketable securities in 2015, is excluded from Adjusted EBITDA.

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, other impairment charges, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, and non-cash items such as unrealized gains/losses on marketable securities, derivative instruments and the AQUA U.S. Fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(12,139)	$366,807
Loss from consolidated entities attributable to noncontrolling interest	38	25
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,112	(45,336)
Preferred dividends	(8,490)	(8,490)
Net income (loss) attributable to common stockholders	(18,479)	313,006
Depreciation and amortization of real estate	62,101	37,820
(Gain) loss on acquisition of PIM Highland JV and sale of hotel properties	114	(380,705)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(2,112)	45,336
Equity in loss of unconsolidated entities	519	6,622
Company's portion of FFO of unconsolidated entities (Ashford Inc.)	(155)	(2,747)
Company's portion of FFO of unconsolidated entities (Ashford Prime OP)	—	1,452
Company's portion of FFO of unconsolidated entities (PIM Highland JV)	—	3,791
FFO available to the Company and OP unitholders	41,988	24,575
Write-off of loan costs and exit fees	—	4,767
Other impairment charges	(111)	(106)
Transaction, acquisition and management conversion costs	218	3,924
Other (income) expense (1)	252	(4,330)
Legal judgment and related legal costs	24	24
Unrealized loss on marketable securities	—	1,802
Unrealized (gain) loss on derivatives	(6,918)	1,698
Dead deal costs	(3)	55
Non-cash stock/unit-based compensation	984	171
Company's portion of unrealized loss of AQUA U.S. Fund	3,066	—
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	748	1,744
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	—	(148)
Adjusted FFO available to the Company and OP unitholders	$40,248	$34,176
____________________________________
(1) Other (income) expense, which primarily consists of costs associated with credit default swaps in both periods and net realized gain/loss on marketable securities in 2015, is excluded from Adjusted FFO.

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2016:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Syracuse, NY	Full service	215	100	215
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	257	100	257
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Hampton Inn	Gainesville, FL	Select service	124	100	124
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	697	100	697
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	Omaha, NE	Full service	300	100	300
Marriott	San Antonio, TX	Full service	251	100	251
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100	162
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Orlando, FL	Select service	400	100	400
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Fairfield Inn by Marriott	Orlando, FL	Select service	388	100	388
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Palm Desert, CA	Select service	151	100	151
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Orlando, FL	Select service	312	100	312
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Edison, NJ	Select service	146	100	146
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Palm Desert, CA	Select service	130	100	130

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Atlanta, GA	Select service	150	100	150
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
Marriott Residence Inn	Tampa, FL	Select service	109	100	109
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	144	100	144
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	253	100	253
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Crowne Plaza	Atlanta, GA	Full service	495	100	495
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, DC	Full service	173	100	173
The Melrose	Washington, DC	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Select service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	140	100	140
Ground Lease Properties
Crown Plaza	Key West, FL	Full service	160	100%	160
Crown Plaza	Annapolis, MD	Full service	196	100	196
Hilton	Ft. Worth, TX	Full service	294	100	294
Renaissance	Palm Springs, CA	Full service	410	100	410
Renaissance	Portsmouth, VA	Full service	249	100	249
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
Total			27,977		27,950

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments, our derivatives portfolio and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At March 31, 2016, our total indebtedness of $3.9 billion included $2.8 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2016 would be approximately $7.0 million annually. Interest rate changes have no impact on the remaining $1.1 billion of fixed-rate debt. At December 31, 2015, the total consolidated indebtedness of $3.9 billion included $2.8 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2015 would be approximately $7.0 million per year. Interest rate changes will have no impact on the remaining $1.1 billion of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2016 and December 31, 2015, respectively, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We have entered into credit default swap transactions for notional amounts totaling $240.0 million, to hedge financial and capital market risk for upfront costs of $11.4 million, that was subsequently returned to us as collateral by our counterparties. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $4.7 million at March 31, 2016.
We have purchased options on Eurodollar futures to hedge our cash flow risk for total upfront costs of $829,000, including commissions of $138,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are fulfilled.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2016 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord filed an appeal with the 4th District Court of Appeals in Florida. Both parties have fully briefed the Appeal and oral argument is scheduled for May 31, 2016.
As a result of the jury verdict, we recorded the $10.8 million judgment, pre-judgment interest of $802,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees during 2014 and 2015. For the three months ended March 31, 2016, we recorded additional pre-judgment interest of $24,000. Including the judgment, pre-judgment interest and estimated loss of legal expenses, total expenses recorded were $12.0 million through March 31, 2016. The additional charges related to pre-judgment interest are included in “other” hotel expenses in the consolidated statements of operations for the three months ended March 31, 2016.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At March 31, 2016, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31,2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31 (1)	1,151	$—	(3)	—	$200,000,000
February 1 to February 29(1)	2,952	—	(3)	—	200,000,000
March 1 to March 31 (1)	130,860	5.85	(3)	—	200,000,000
Total	134,963	$5.85		—
____________________

(1)	Includes shares that were repurchased when former employees of Ashford LLC, who held restricted shares of our common stock, forfeited the shares upon termination of employment.

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	May 10, 2016	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 10, 2016	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer