Form 10-Q
period 2016-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2016-08-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	96,176,799
(Class)	Outstanding at August 5, 2016

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Investments in hotel properties, net	$4,236,009	$4,419,684
Cash and cash equivalents	261,821	215,078
Restricted cash	161,935	153,680
Accounts receivable, net of allowance of $877 and $715, respectively	55,147	40,438
Inventories	4,765	4,810
Note receivable, net of allowance of $6,856 and $7,083, respectively	3,850	3,746
Investment in unconsolidated entities	60,696	62,568
Deferred costs, net	3,347	3,847
Prepaid expenses	24,103	12,458
Derivative assets, net	15,800	3,435
Other assets	12,159	10,647
Intangible assets, net	11,245	11,343
Due from Ashford Prime OP, net	15	528
Due from related party, net	2,202	—
Due from third-party hotel managers	18,040	22,869
Assets held for sale	29,831	—
Total assets	$4,900,965	$4,965,131
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,758,767	$3,840,617
Accounts payable and accrued expenses	138,786	123,444
Dividends and distributions payable	23,097	22,678
Unfavorable management contract liabilities	2,367	3,355
Due to Ashford Inc., net	7,336	9,856
Due to related party, net	—	1,339
Due to third-party hotel managers	2,989	2,504
Intangible liabilities, net	16,297	16,494
Other liabilities	16,789	14,539
Liabilities related to assets held for sale	24,429	—
Total liabilities	3,990,857	4,034,826
Commitments and contingencies (note 14)
Redeemable noncontrolling interests in operating partnership	109,703	118,449

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at June 30, 2016 and December 31, 2015	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at June 30, 2016 and December 31, 2015	95	95
Series E Cumulative Preferred Stock, 4,630,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	46	46
Common stock, $0.01 par value, 200,000,000 shares authorized, 96,176,799 and 95,470,903 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	962	955
Additional paid-in capital	1,598,486	1,597,194
Accumulated deficit	(799,939)	(787,221)
Total stockholders’ equity of the Company	799,667	811,086
Noncontrolling interests in consolidated entities	738	770
Total equity	800,405	811,856
Total liabilities and equity	$4,900,965	$4,965,131
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Rooms	$325,906	$291,670	$616,521	$492,660
Food and beverage	69,206	64,765	132,261	104,318
Other hotel revenue	15,115	12,473	28,824	21,305
Total hotel revenue	410,227	368,908	777,606	618,283
Other	443	430	836	1,290
Total revenue	410,670	369,338	778,442	619,573
Expenses
Hotel operating expenses:
Rooms	67,193	60,735	130,295	103,888
Food and beverage	45,419	42,041	88,520	68,321
Other expenses	119,612	108,395	232,749	183,177
Management fees	14,880	13,385	28,575	23,042
Total hotel expenses	247,104	224,556	480,139	378,428
Property taxes, insurance, and other	19,293	17,576	37,905	29,170
Depreciation and amortization	60,079	52,616	122,241	90,480
Impairment charges	(116)	19,840	(227)	19,734
Transaction costs	(18)	4,959	77	5,458
Advisory services fee	12,076	11,472	22,979	21,039
Corporate, general, and administrative	2,785	3,120	4,458	7,960
Total expenses	341,203	334,139	667,572	552,269
Operating income	69,467	35,199	110,870	67,304
Equity in earnings (loss) of unconsolidated entities	(287)	1,907	(3,872)	(4,715)
Interest income	74	30	137	46
Gain on acquisition of PIM Highland JV and sale of hotel properties	23,094	—	22,980	380,705
Other income (expense)	(3,085)	(2,283)	(3,337)	2,047
Interest expense and amortization of premiums and loan costs	(56,462)	(47,495)	(112,405)	(82,130)
Write-off of loan costs and exit fees	(3,941)	—	(3,941)	(4,767)
Unrealized gain on marketable securities	—	1,929	—	127
Unrealized gain (loss) on derivatives	6,878	(1,955)	13,796	(3,653)
Income (loss) from continuing operations before income taxes	35,738	(12,668)	24,228	354,964
Income tax expense	(603)	(2,089)	(1,232)	(2,914)
Net income (loss)	35,135	(14,757)	22,996	352,050
(Income) loss from consolidated entities attributable to noncontrolling interest	(6)	(14)	32	11
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(4,376)	2,527	(2,264)	(42,809)
Net income (loss) attributable to the Company	30,753	(12,244)	20,764	309,252
Preferred dividends	(8,491)	(8,491)	(16,981)	(16,981)
Net income (loss) attributable to common stockholders	$22,262	$(20,735)	$3,783	$292,271

Income (loss) per share - basic and diluted:
Basic:
Net income (loss) attributable to common stockholders	$0.23	$(0.21)	$0.04	$2.96
Weighted average common shares outstanding – basic	94,474	99,755	94,309	97,661
Diluted:
Net income (loss) attributable to common stockholders	$0.23	$(0.21)	$0.04	$2.86
Weighted average common shares outstanding – diluted	94,474	99,755	94,309	116,118

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$35,135	$(14,757)	$22,996	$352,050
Other comprehensive income, net of tax:
Total other comprehensive income	—	—	—	—
Comprehensive income (loss)	35,135	(14,757)	22,996	352,050
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(6)	(14)	32	11
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(4,376)	2,527	(2,264)	(42,809)
Comprehensive income (loss) attributable to the Company	$30,753	$(12,244)	$20,764	$309,252
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Preferred Stock								Additional Paid In Capital		Noncontrolling Interests In Consolidated Entities		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2016	1,657	$17	9,469	$95	4,630	$46	95,471	$955	$1,597,194	$(787,221)	$770	$811,856	$118,449
Purchases of common shares	—	—	—	—	—	—	(124)	(1)	(733)	—	—	(734)	—
Equity-based compensation	—	—	—	—	—	—	—	—	2,009	—	—	2,009	1,317
Forfeitures of restricted shares	—	—	—	—	—	—	(19)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	845	8	(8)	—	—	—	66
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	(23,104)	—	(23,104)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	(1,771)	—	(1,771)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	(10,001)	—	(10,001)	—
Dividends declared – preferred shares- Series E	—	—	—	—	—	—	—	—	—	(5,209)	—	(5,209)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(5,766)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	4	—	24	(11)	—	13	(13)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	6,614	—	6,614	(6,614)
Net income (loss)	—	—	—	—	—	—	—	—	—	20,764	(32)	20,732	2,264
Balance at June 30, 2016	1,657	$17	9,469	$95	4,630	$46	96,177	$962	$1,598,486	$(799,939)	$738	$800,405	$109,703
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$22,996	$352,050
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	122,241	90,480
Impairment charges	(227)	19,734
Amortization of intangibles	(99)	(68)
Bad debt expense	693	466
Equity in loss of unconsolidated entities	3,872	4,715
Distribution of earnings from unconsolidated entities	—	498
Gain on acquisition of PIM Highland JV and sale of properties, net	(22,980)	(380,705)
Realized and unrealized gain on trading securities	—	(1,906)
Purchases of marketable securities	—	(96,322)
Sales of marketable securities	—	95,963
Net settlement of trading derivatives	(560)	(1,420)
Payments for derivatives	(230)	(3,000)
Realized and unrealized (gains) losses on derivatives	(11,074)	3,653
Amortization of loan costs and write-off of loan costs and exit fees	15,247	11,771
Equity-based compensation	3,326	1,860
Changes in operating assets and liabilities, exclusive of effect of hotel acquisitions and dispositions of hotel properties:
Restricted cash	(15,874)	(12,524)
Accounts receivable and inventories	(13,646)	(11,790)
Prepaid expenses and other assets	(13,370)	(6,866)
Accounts payable and accrued expenses	15,553	16,079
Due to/from affiliates	—	3,473
Due to/from related party	(4,019)	(4,056)
Due to/from third-party hotel managers	5,314	(6,132)
Due to/from Ashford Prime OP, net	513	(185)
Due to/from Ashford Inc., net	(2,520)	1,129
Other liabilities	1,614	3,363
Net cash provided by operating activities	106,770	80,260
Cash Flows from Investing Activities
Investment in unconsolidated entity	(2,000)	—
Proceeds from sale/payments of note receivable	123	122
Proceeds from franchise agreement extensions	—	2,500
Acquisition of hotel properties, net of cash acquired	—	(613,449)
Change in restricted cash related to improvements and additions to hotel properties	6,354	58,377
Improvements and additions to hotel properties	(88,169)	(72,716)
Net proceeds from sales of assets/properties	142,792	7,502
Payments for initial franchise fees	(30)	(298)
Proceeds from property insurance	194	320
Net cash provided by (used in) investing activities	59,264	(617,642)
Cash Flows from Financing Activities
Borrowings on indebtedness	37,500	1,850,282
Repayments of indebtedness	(105,888)	(1,272,501)
Payments of loan costs and exit fees	(4,575)	(36,900)
Payments of dividends and distributions	(45,432)	(45,234)
Repurchases of common shares	(734)	(543)
Payments for derivatives	(73)	(1,617)
Proceeds from common stock offering	—	110,870
Distributions to noncontrolling interests in consolidated entities	—	—
Other	66	35
Net cash provided by (used in) financing activities	(119,136)	604,392

	Six Months Ended June 30,
	2016	2015
Net increase in cash and cash equivalents	46,898	67,010
Cash and cash equivalents at beginning of period	215,078	215,063
Cash and cash equivalents held for sale at the end of period	(155)	—
Cash and cash equivalents at end of period	$261,821	$282,073
Supplemental Cash Flow Information
Interest paid	$100,521	$70,400
Income taxes paid	1,312	4,638
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$7,817	$6,321
Dividend receivable from Ashford Prime OP	—	498
Investment in unconsolidated entity	—	59,338
Acquisition of land	—	3,100
Dividends and distributions declared but not paid	23,097	23,369

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
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of June 30, 2016, we owned interests in the following assets:

•
127 consolidated hotel properties, including 125 (two that are held for sale) directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 26,580 total rooms (or 26,553 net rooms excluding those attributable to our partners);

•	85 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 29.7% ownership in Ashford Inc. common stock with a carrying value of $5.7 million;

•
a 92.7% ownership in Ashford Quantitative Alternatives (U.S.), LP (the “AQUA U.S. Fund”) previously named AIM Real Estate Hedged Equity (U.S.) Fund, LP (the “REHE Fund”) with a carrying value of $53.1 million and

•	a mezzanine loan with a carrying value of $3.9 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2016, our 127 hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of June 30, 2016, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 87 of our 127 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. On June 22, 2016, Ashford Inc. amended the agreement extending the date with respect to which Ashford Inc. and Remington Lodging have the right to terminate the agreement if the acquisition is not consummated by October 7, 2016. The acquisition is subject to the satisfaction of various conditions, and if completed, will not impact our management agreements with Remington Lodging.
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
The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

•
On February 6, 2015, we acquired the Lakeway Resort & Spa, on February 25, 2015, we acquired the Memphis Marriott East hotel, on April 29, 2015, we acquired the Hampton Inn & Suites Gainesville, on June 3, 2015, we acquired the Le Pavillon Hotel, on June 17, 2015, we acquired a 9 hotel portfolio, on July 1, 2015, we acquired the W Atlanta Downtown hotel, on July 23, 2015, we acquired the Le Meridien Minneapolis, on August 5, 2015, we acquired the Hilton Garden Inn - Wisconsin Dells, on October 15, 2015, we acquired the Hotel Indigo and on November 10, 2015, we acquired the W Minneapolis Foshay. The results of these hotel properties are included in our results of operations as of their respective acquisition dates.

•
On March 6, 2015, we acquired the remaining approximate 28.26% interest in the 28 hotels of the PIM Highland JV. For the period from January 1, 2015 through March 5, 2015, the results of the PIM Highland JV are included in equity in loss of unconsolidated entities. On March 6, 2015, we began to consolidate the results of operations of these hotel properties.

•
On June 1, 2016, we sold five hotel properties comprised of the Courtyard Edison in Edison, New Jersey, the Residence Inn Buckhead in Atlanta, Georgia, and Courtyard Lake Buena Vista, Fairfield Inn Lake Buena Vista and SpringHill Suites Lake Buena Vista in Orlando, Florida (the “Noble Five Hotels”).

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for investments in hotel properties for the three and six months ended June 30, 2016. We recorded impairment charges of $19.9 million for both the three and six months ended June 30, 2015. See note 4.
Hotel Dispositions—Discontinued operations are defined as the disposal of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. We believe that individual dispositions of hotel properties do not represent a strategic shift that has (or will have) a major effect on our operations and financial results. The sale of the Noble Five Hotels on June 1, 2016, does not represent a strategic shift that has (or will have) a major effect on our operations or financial results. See note 4.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets Held for Sale—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity that represents a strategic shift that has (or will have) a major effect on our operations and cash flows. The definitive agreement to sell the Courtyard Palm Desert and the Residence Inn Palm Desert in Palm Desert, California, announced on June 1, 2016, is considered probable and expected to sell within one year. As such, the two hotel properties have been reclassified as held for sale assets as of June 30, 2016. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. The sale of these two hotel properties does not represent a strategic shift that has (or will have) a major effect on our operations or financial results. Therefore, these two assets have not been reclassified to discontinued operations for the three and six months ended June 30, 2016. The sale is expected to close in the third quarter.
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 12.2% to 92.7% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity loss in unconsolidated entities. No such impairment was recorded in the three and six months ended June 30, 2016 and 2015.
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
Marketable Securities—Prior to our investment in the AQUA U.S. Fund, we held marketable securities. Marketable securities included U.S. treasury bills, publicly traded equity securities and stocks, and put and call options on certain publicly traded securities. All of these investments were recorded at fair value. Put and call options were considered derivatives. The fair value of these investments was based on the closing price as of the balance sheet date. The cost of securities sold was determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains or losses and costs of investment, was reported as a component of “other income (expense).” Unrealized gains and losses on these investments were reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
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
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$669,368	$704,534
Buildings and improvements	3,930,876	4,026,857
Furniture, fixtures, and equipment	411,832	406,893
Construction in progress	26,075	31,235
Condominium properties	11,250	11,947
Total cost	5,049,401	5,181,466
Accumulated depreciation	(813,392)	(761,782)
Investments in hotel properties, net	$4,236,009	$4,419,684
Final Purchase Price Allocation
Hotel Indigo - Atlanta
On October 15, 2015, we acquired a 100% interest in the Hotel Indigo (“Indigo Atlanta”) in Atlanta, Georgia for total consideration of $26.9 million. As part of the transaction, we assumed a mortgage loan with a fair value of $16.6 million. See note 7. The remaining purchase price was funded in cash. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm during the three months ended March 31, 2016. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$3,230
Buildings and improvements	22,135
Furniture, fixtures, and equipment	1,576
26,941
Indebtedness	(16,581)
Net other assets and liabilities	425
4. Hotel Dispositions, Assets Held For Sale and Impairments
On June 1, 2016, the Company sold the Noble Five Hotels, a 5-hotel portfolio of select-service hotel properties for approximately $142.0 million in cash. The sale resulted in a gain of $23.1 million for the three and six months ended June 30, 2016 and is included in “gain on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations. The portfolio is comprised of the Courtyard Edison in Edison, New Jersey; the Residence Inn Buckhead in Atlanta, Georgia; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, Florida. We included the results of operations for these assets through the date of disposition in net income (loss) as shown in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table includes condensed financial information from these assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total hotel revenue	$7,707	$11,765	$21,645	$25,342
Total hotel operating expenses	(5,769)	(7,582)	(14,182)	(15,701)
Operating income	1,938	4,183	7,463	9,641
Property taxes, insurance and other	(428)	(609)	(875)	(1,212)
Depreciation and amortization	(380)	(1,644)	(2,255)	(3,193)
Gain on sale of hotel properties	23,094	—	23,094	—
Interest expense and amortization of loan costs	(1,015)	(1,536)	(2,502)	(3,059)
Net income	23,209	394	24,925	2,177
Net income from continuing operations attributable to redeemable noncontrolling interests in operating partnership	(3,242)	(50)	(3,475)	(271)
Net income (loss) from continuing operations attributable to the Company	$19,967	$344	$21,450	$1,906
Assets Held For Sale
On June 1, 2016, we announced that we had entered into a definitive agreement for the sale of the Courtyard Palm Desert and the Residence Inn Palm Desert in Palm Desert, California for approximately $36.0 million. At June 30, 2016, the Courtyard Palm Desert and the Residence Inn Palm Desert in Palm Desert, California, were classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2. Since the sale of the properties does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operations were not reported as discontinued operations in the consolidated financial statements. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. The sale is expected to close in the third quarter. For the three and six months ended June 30, 2016, total revenue of $2.6 million and $6.3 million, respectively, and net income of $408,000 and $1.4 million, respectively, are included in our consolidated statements of operations.
The major classes of assets and liabilities related to the assets held for sale included in the consolidated balance sheet at June 30, 2016 were as follows:

June 30, 2016
Assets
Investments in hotel properties, net	$27,973
Cash and cash equivalents	155
Restricted cash	1,265
Accounts receivable	155
Inventories	17
Prepaid expenses	175
Other assets	38
Due from related party, net	53
Assets held for sale	$29,831

Liabilities
Indebtedness, net	$23,815
Accounts payable and accrued expenses	614
Liabilities related to assets held for sale	$24,429

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Hotel Impairments
In 2015, we announced a plan to commence the process to list for sale 24 select-service hotels. While we have determined this announcement did not meet the criteria to classify the 24 select-service hotels as held for sale, we have concluded that these properties were not to be held long-term. Based on our impairment assessment of individual properties, we recorded an impairment charge of $19.9 million related to two hotel properties during the three and six months ended June 30, 2015: Residence Inn in Las Vegas, Nevada and the SpringHill Suites in Gaithersburg, Maryland, in the amounts of $17.1 million and $2.8 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. Our estimates of fair value reduced the respective carrying values of the Residence Inn in Las Vegas, Nevada and the SpringHill Suites in Gaithersburg, Maryland to $37.5 million and $15.3 million, respectively.
5. Note Receivable
At June 30, 2016 and December 31, 2015, we had one mezzanine loan receivable with a net carrying value of $3.9 million and $3.7 million, respectively, net of a valuation allowance of $6.9 million and $7.1 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. No impairment charges were recorded during the three and six months ended June 30, 2016 and 2015. Valuation adjustments of $116,000 and $227,000 were credited to impairment charges during the three and six months ended June 30, 2016 and $109,000 and $215,000 during the three and six months ended June 30, 2015, respectively. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.
6. Investment in Unconsolidated Entities
Ashford Inc.
We hold approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 29.7% ownership interest in Ashford Inc. as of June 30, 2016, with a fair value of $29.9 million.
The following tables summarize the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 and the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
Total assets	$126,312	$166,991
Total liabilities	37,608	30,115
Redeemable noncontrolling interests	1,267	240
Total stockholders’ equity of Ashford Inc.	32,374	32,165
Noncontrolling interests in consolidated entities	55,063	104,471
Total equity	87,437	136,636
Total liabilities and equity	$126,312	$166,991
Our ownership interest in Ashford Inc.	$5,742	$6,616

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue	$18,152	$14,489	$31,561	$27,607
Total operating expenses	(20,344)	(10,629)	(34,265)	(32,381)
Operating income (loss)	(2,192)	3,860	(2,704)	(4,774)
Realized and unrealized loss on investment in unconsolidated entity, net	—	(1,066)	(1,460)	(1,066)
Realized and unrealized gain (loss) on investments, net	236	(2,000)	(5,448)	(1,955)
Other	22	207	(80)	214
Income tax expense	655	(233)	15	(464)
Net income (loss)	(1,279)	768	(9,677)	(8,045)
(Income) loss from consolidated entities attributable to noncontrolling interests	(182)	3,154	6,366	4,115
Net (income) loss attributable to redeemable noncontrolling interests	355	(8)	473	10
Net income (loss) attributable to Ashford Inc.	$(1,106)	$3,914	$(2,838)	$(3,920)
Our equity in earnings (loss) of Ashford Inc.	$(355)	$1,483	$(874)	$(1,258)
AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 52.4% ownership interest in the AQUA U.S. Fund, previously named the REHE Fund. The AQUA U.S. Fund, is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016, the AQUA U.S. Fund was consolidated by Ashford Inc. The AQUA U.S. Fund invests substantially all of its assets in the Ashford Quantitative Alternatives Master Fund, LP (the “Master Fund”), previously named the AIM Real Estate Hedged Equity Master Fund, LP, and as a consequence of our investment in the AQUA U.S. Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the AQUA U.S. Fund.
The following tables summarize the consolidated balance sheets as of June 30, 2016 and December 31, 2015 and the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 of the AQUA U.S. Fund (in thousands):
Ashford Quantitative Alternatives (U.S.), LP
Condensed Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
Total assets	$57,281	$106,792
Total liabilities	2,311	—
Partners’ capital	54,970	106,792
Total liabilities and partners’ capital	$57,281	$106,792
Our ownership interest in the AQUA U.S. Fund	$53,070	$55,952

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Quantitative Alternatives (U.S.), LP
Condensed Statement of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total investment income	$34	$216	$52	$223
Net expenses	(73)	(33)	(262)	(31)
Net investment income	(39)	183	(210)	192
Net unrealized gain (loss) on investments	(178)	(3,028)	940	(2,982)
Net realized gain (loss) on investments	470	1,033	(6,331)	1,030
Net income (loss) attributable to the AQUA U.S. Fund	$253	$(1,812)	$(5,601)	$(1,760)
Our equity in earnings (loss) of the AQUA U.S. Fund	$184	$(948)	$(2,882)	$(948)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The AQUA U.S. Fund records its investment in the Master Fund at its proportionate share of net assets. Income (loss) and distributions are allocated to the AQUA U.S. Fund’s partners based on their ownership percentage of the AQUA U.S. Fund. Our equity in loss in the AQUA U.S. Fund represents our share of the AQUA U.S. Fund’s loss for the three and six months ended June 30, 2016 and 2015. We generally may redeem our investment in the AQUA U.S. Fund on the last business day of the month after providing written notice. As of June 30, 2016, we have no unfunded commitments. We are not obligated to pay any portion of the management fee or the performance allocation in favor of the AQUA U.S. Fund’s investment manager and general partner, respectively, but do share pro rata in all other applicable expenses of the AQUA U.S. Fund. As of June 30, 2016 and December 31, 2015, we owned an approximate 92.7% and 52.4% ownership interest in the AQUA U.S. Fund, respectively.
Other
In March 2016, the Company invested $2.0 million in an unconsolidated entity that is controlled and consolidated by Ashford Inc., for a 12.2% ownership interest. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of June 30, 2016, our ownership interest had a carrying value of $1.9 million. For both the three and six months ended June 30, 2016, our equity in the loss in the unconsolidated entity was $116,000.
As of December 31, 2015, we held a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons property in Nevis, which had a carrying value of zero. In February 2016, the Four Seasons hotel property in Nevis was sold. No gain or loss was recognized associated with our 14.4% subordinated beneficial interest. As a result of the sale, we have no ownership interest in the hotel property as of June 30, 2016.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2016	December 31, 2015
Mortgage loan (3)	7 hotels	August 2016	LIBOR (1) + 4.35%	$301,000	$301,000
Mortgage loan (3)	5 hotels	August 2016	LIBOR (1) + 4.38%	62,900	62,900
Mortgage loan (3)	1 hotel	August 2016	LIBOR (1) + 4.20%	37,500	37,500
Secured revolving credit facility (4)	None	October 2016	Base Rate (2) + 2.00% or LIBOR (1) + 3.00%	—	—
Mortgage loan (3)	8 hotels	January 2017	LIBOR (1) + 4.95%	376,800	376,800
Mortgage loan (5)	5 hotels	February 2017	LIBOR (1) + 4.75%	200,000	200,000
Mortgage loan (6)	24 hotels	April 2017	LIBOR (1) + 4.39%	1,070,560	1,070,560
Mortgage loan (3)	1 hotel	April 2017	LIBOR (1) + 4.95%	33,300	33,300
Mortgage loan	5 hotels	April 2017	5.95%	109,492	110,302
Mortgage loan	5 hotels	April 2017	5.95%	—	99,144
Mortgage loan	5 hotels	April 2017	5.95%	149,752	150,860
Mortgage loan	7 hotels	April 2017	5.95%	119,784	120,671
Mortgage loan (3)	1 hotel	May 2017	LIBOR (1) + 5.10%	25,100	25,100
Mortgage loan (3)	1 hotel	June 2017	LIBOR (1) + 5.10%	43,750	43,750
Mortgage loan	1 hotel	June 2017	5.98%	15,868	16,002
Mortgage loan (3)	8 hotels	July 2017	LIBOR (1) + 4.09%	144,000	144,000
Mortgage loan (3)	1 hotel	July 2017	LIBOR (1) + 4.15%	35,200	35,200
Mortgage loan (3)	1 hotel	July 2017	LIBOR (1) + 5.10%	40,500	40,500
Mortgage loan (6) (9)	17 hotels	December 2017	LIBOR (1) + 5.52%	412,500	375,000
Mortgage loan	1 hotel	January 2018	4.38%	97,103	98,016
Mortgage loan	2 hotels	January 2018	4.44%	106,222	107,054
Mortgage loan (7)	1 hotel	July 2018	LIBOR (1) + 4.50%	21,200	21,200
Mortgage loan (7)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	12,000
Mortgage loan (8)	1 hotel	July 2019	LIBOR (1) + 3.75%	5,492	5,524
Mortgage loan	1 hotel	November 2020	6.26%	97,659	98,420
Mortgage loan	1 hotel	May 2023	5.46%	55,110	55,524
Mortgage loan	1 hotel	January 2024	5.49%	10,454	10,529
Mortgage loan	1 hotel	January 2024	5.49%	7,163	7,214
Mortgage loan	1 hotel	May 2024	4.99%	6,693	6,745
Mortgage loan	3 hotels	August 2024	5.20%	67,520	67,520
Mortgage loan	2 hotels	August 2024	4.85%	12,500	12,500
Mortgage loan	3 hotels	August 2024	4.90%	24,980	24,980
Mortgage loan	3 hotels	February 2025	4.45%	53,741	54,110
Mortgage loan	2 hotels	February 2025	4.45%	23,983	24,147
Mortgage loan	2 hotels	February 2025	4.45%	20,777	20,919
				3,800,603	3,868,991
Premiums, net				4,581	5,626
Deferred loan costs, net				(22,601)	(34,000)
Total indebtedness				$3,782,583	$3,840,617
Indebtedness related to assets held for sale (10)	2 hotels	February 2025	4.45%	23,983
Deferred loan costs, net				(167)
Indebtedness, net				$3,758,767
____________________________________
(1) LIBOR rates were 0.465% and 0.430% at June 30, 2016 and December 31, 2015, respectively.
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
(9) These mortgage loans are collateralized by the same properties.
(10) This loan relates to the Courtyard Palm Desert and the Residence Inn Palm Desert in Palm Desert, California. See notes 4 and 17.
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
During the three and six months ended June 30, 2016 we recognized premium amortization of $524,000 and $1.0 million, respectively, and during the three and six ended June 30, 2015 we recognized $484,000 and $611,000, respectively. The amortization of the premium is computed using the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of June 30, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) allocated to common stockholders:
Income (loss) attributable to the Company	$30,753	$(12,244)	$20,764	$309,252
Less: Dividends on preferred stock	(8,491)	(8,491)	(16,981)	(16,981)
Less: Dividends on common stock	(11,340)	(11,971)	(22,673)	(23,935)
Less: Dividends on unvested performance stock units	(40)	—	(80)	—
Less: Dividends on unvested restricted shares	(203)	(176)	(351)	(341)
Less: Undistributed income allocated to unvested performance stock units	(6)	—	—	—
Less: Undistributed income allocated to unvested shares	(187)	—	—	(2,691)
Undistributed income (loss)	10,486	(32,882)	(19,321)	265,304
Add back: Dividends on common stock	11,340	11,971	22,673	23,935
Distributed and undistributed income (loss) - basic	$21,826	$(20,911)	$3,352	$289,239
Add back: Income allocated to operating partnership units	—	—	—	42,809
Distributed and undistributed net income (loss) - diluted	$21,826	$(20,911)	$3,352	$332,048

Weighted average shares outstanding:
Weighted average common shares outstanding - basic	94,474	99,755	94,309	97,661
Effect of assumed conversion of operating partnership units	—	—	—	18,457
Weighted average shares outstanding - diluted	94,474	99,755	94,309	116,118

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$0.23	$(0.21)	$0.04	$2.96

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$0.23	$(0.21)	$0.04	$2.86
Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$390	$176	$351	$3,032
Income allocated to unvested performance stock units	46	—	80	—
Income (loss) attributable to noncontrolling interest in operating partnership units	4,376	(2,527)	2,264	—
Total	$4,812	$(2,351)	$2,695	$3,032

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	396	347	262	389
Effect of unvested performance stock units	30	—	15	—
Effect of assumed conversion of operating partnership units	18,844	18,542	18,943	—
Total	19,270	18,889	19,220	389

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
For the six months ended June 30, 2016, we entered into interest rate caps with notional amounts totaling $237.5 million and strike rates ranging from 2.25% to 4.50%. These interest rate caps had effective dates from February 2016 to March 2016, and maturity dates from February 2017 to December 2017, and a total cost of $73,000. These instruments were not designated as cash flow hedges. These instruments cap the interest rates on our mortgage loans with principal balances of $237.5 million and maturity dates from February 2017 to December 2017.
For the six months ended June 30, 2015, we entered into interest rate caps with notional amounts totaling $1.7 billion and strike rates ranging from 1.50% to 3.00%. These interest rate caps had effective dates from January 2015 to June 2015, and maturity dates from January 2017 to July 2018, for a total cost of $1.6 million. These instruments were not designated as cash flow hedges. We also entered into interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to 0%. These interest rate floors had effective dates from April 2015 to July 2015, and maturity dates from April 2020 to July 2020, for a total cost of $9.4 million.
As of June 30, 2016, we had interest rate caps with notional amounts totaling $2.8 billion and strike rates ranging from 1.5% to 4.5%. These instruments had maturity dates ranging from August 2016 to August 2018. As of June 30, 2016, we had interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to 0%. These instruments had maturity dates ranging from April 2020 to July 2020.
Credit Default Swap Derivatives—A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $4.6 million as of June 30, 2016. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
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
Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. These expected future cash flows are probability-weighted projections based on the contract terms, accounting for both the magnitude and likelihood of potential payments, which are both computed using the appropriate LIBOR forward curve and market implied volatilities as of the valuation date (Level 2 inputs).
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2016, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.465% to 0.730% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total

June 30, 2016:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$14,729	$—	$—	$14,729	(2)
Interest rate derivatives - caps	—	13	—	—	13	(2)
Credit default swaps	—	3,779	—	(3,071)	708	(2)
Options on futures contracts	350	—	—	—	350	(2)
Total	$350	$18,521	$—	$(3,071)	$15,800

December 31, 2015:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1,747	$—	$—	$1,747	(2)
Interest rate derivatives - caps	—	361	—	—	361	(2)
Credit default swaps	—	5,152	—	(4,059)	1,093	(2)
Options on futures contracts	234	—	—	—	234	(2)
Total	$234	$7,260	$—	$(4,059)	$3,435
____________________________________
(1) Represents net cash collateral posted between us and our counterparty.
(2) Reported net as “derivative assets, net” in the consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2016		2015
Assets
Derivative assets:
Interest rate derivatives - floors	$5,281		$(2,030)
Interest rate derivatives - caps	(83)		(411)
Credit default swaps	(888)	(5)	353
Options on futures contracts	(154)		—
Equity put options	—		(426)
Equity call options	—		(54)
Non-derivative assets:
Equity - American Depositary Receipt	—		(85)
Equity	—		(989)
U.S. Treasury	—		(93)
Total	4,156		(3,735)
Liabilities
Derivative liabilities:
Short-equity put options	—		407
Short-equity call options	—		891
Non-derivative liabilities:
Short-equity securities	—		114
Total	—		1,412
Net	$4,156		$(2,323)

Total combined
Interest rate derivatives - floors	$5,281		$(2,030)
Interest rate derivatives - caps	(83)		(411)
Credit default swaps	1,834		486
Options on futures contracts	(154)		—
Total derivatives	6,878	(1)	(1,955)	(1)
Realized loss on credit default swaps	(2,722)	(2) (5)	—
Unrealized loss on marketable securities	—		1,929	(3)
Realized gain on marketable securities	—		(2,297)	(2) (4)
Net	$4,156		$(2,323)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2016		2015
Assets
Derivative assets:
Interest rate derivatives - floors	$12,982		$(2,030)
Interest rate derivatives - caps	(420)		(1,428)
Credit default swaps	(1,373)	(5)	(384)
Options on futures contracts	(115)		—
Equity put options	—		(1,717)
Equity call options	—		26
Non-derivative assets:
Equity - American Depositary Receipt	—		(150)
Equity	—		1,072
U.S. Treasury	—		314
Total	11,074		(4,297)
Liabilities
Derivative liabilities:
Short equity put options	$—		$1,002
Short equity call options	—		1,470
Non-derivative liabilities:
Short equity securities	—		78
Total	—		2,550
Net	$11,074		$(1,747)
Total combined
Interest rate derivatives - floors	$12,982		$(2,030)
Interest rate derivatives - caps	(420)		(1,428)
Credit default swaps	1,349		(195)
Options on futures contracts	(115)		—
Total derivatives	13,796	(1)	(3,653)	(1)
Realized loss on credit default swaps	(2,722)	(2) (5)	—
Unrealized gain (loss) on marketable securities	—		127	(3)
Realized gain on marketable securities	—		1,779	(2) (4)
Net	$11,074		$(1,747)

____________________________________
(1) Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.
(2) Included in “other income (expense)” in the consolidated statements of operations.
(3) Reported as “unrealized loss on marketable securities” in the consolidated statements of operations.
(4) Includes costs of $133 and $189 for the three and six months ended June 30, 2015, respectively, associated with credit default swaps.
(5)Excludes costs of $188 and $378, included in “other income (expense)” for the three and six months ended June 30, 2016, respectively, associated with credit default swaps.

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

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets, net	$15,800	$15,800	$3,435	$3,435

Financial assets not measured at fair value:
Cash and cash equivalents	$261,821	$261,821	$215,078	$215,078
Restricted cash	161,935	161,935	153,680	153,680
Accounts receivable, net	55,147	55,147	40,438	40,438
Note receivable, net	3,850	3,509 to 3,879	3,746	3,344 to 3,696
Due from Ashford Prime OP, net	15	15	528	528
Due from related party, net	2,202	2,202	—	—
Due from third-party hotel managers	18,040	18,040	22,869	22,869

Financial liabilities not measured at fair value:
Indebtedness	$3,805,184	$3,626,701 to $4,008,462	$3,874,617	$3,683,196 to $4,070,904
Accounts payable and accrued expenses	138,786	138,786	123,444	123,444
Dividends payable	23,097	23,097	22,678	22,678
Due to Ashford Inc., net	7,336	7,336	9,856	9,856
Due to related party, net	—	—	1,339	1,339
Due to third-party hotel managers	2,989	2,989	2,504	2,504
Cash, cash equivalents, and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, accounts payable and accrued expenses, dividends payable, due to/from Ashford Prime OP, due to/from related party, due to/from Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Note receivable, net. Fair value of notes receivable is determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for this note. We estimated the fair value of the note receivable to be approximately 8.9% to 0.8% lower than the carrying value of $3.9 million at June 30, 2016 and approximately 10.7% to 1.3% lower than the carrying value of $3.7 million at December 31, 2015. This is considered a Level 2 valuation technique.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 95.3% to 105.3% of the carrying value of $3.8 billion at June 30, 2016 and approximately 95.1% to 105.1% of the carrying value of $3.9 billion at December 31, 2015. This is considered a Level 2 valuation technique.
Derivative assets, net. Fair value of interest rate derivatives is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. Fair values of options on futures contracts are valued at their

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

last reported settlement price as of the measurement date. See notes 2, 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
12. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to the Class B common units. Class B common units have a fixed dividend rate of 7.2% and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B common units, all other outstanding units represent common units. Beginning one year after issuance, each common unit (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, up to one share of our common stock. Beginning in July 2016, each Class B common unit may be converted into a common unit at either party’s discretion. As a result of the Ashford Inc. spin-off, holders of our common stock were distributed one share of Ashford Inc. common stock for every 87 shares of our common stock, while our unitholders received one common unit of the operating limited liability company subsidiary of Ashford Inc. for each common unit of our operating partnership the holder held, and such holder then had the opportunity to exchange up to 99% of those units for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. Following the spin-off, Ashford Trust continues to hold 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, and all of our remaining lodging investments are owned by Ashford Trust OP. Therefore, each common unit and LTIP unit was worth approximately 94% and 95% of one share of our common stock at June 30, 2016 and December 31, 2015, respectively.
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, have vesting periods from three to five years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
On March 31, 2016, the compensation committee of the board of directors of the Company approved Performance LTIP units to certain executive officers. The award agreements provide for the grant of a maximum number of approximately 804,000 Performance LTIP units that will be settled in LTIPs or common units of the Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2016 and ends on December 31, 2018. The actual number of units earned may be adjusted from 0% to 100% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. The unamortized fair value of Performance LTIP units of $1.7 million at June 30, 2016 will be expensed over a period of 2.5 years. Compensation expense of $168,000 was recorded for both the three and six months ended June 30, 2016.
As of June 30, 2016, we have issued a total of 10.1 million LTIP units (including Performance LTIP units), all of which, other than approximately 104,000, 1.2 million and 662,000 issued in May 2016, March 2016 and March 2015, respectively, have reached full economic parity with, and are convertible into, common units. Expense of $801,000 and $1.1 million was recognized for the three and six months ended June 30, 2016, respectively, and expense of $820,000 and $884,000 was recognized for the three and six months ended June 30, 2015, respectively, which was associated with LTIP units issued to Ashford LLC’s employees and Ashford Trust’s directors and is included in “advisory services fee” and “corporate, general and administrative,” respectively, in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unrecognized cost of LTIP units, which was $3.9 million at June 30, 2016, will be expensed over a period of approximately 2.75 years.
During the three and six months ended June 30, 2016, approximately 5,000 common units with an aggregate fair value of approximately $24,000 were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price. During the three and six months ended June 30, 2015, 2,000 and 150,000 common units with an aggregate fair

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

value of $23,000 and $1.5 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of June 30, 2016 and December 31, 2015 were $109.7 million and $118.4 million, respectively, which represents ownership of our operating partnership of 13.97% and 13.36%, respectively. The carrying value of redeemable noncontrolling interests as of June 30, 2016 and December 31, 2015 included adjustments of $88.4 million and $95.0 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net income of $4.4 million and $2.3 million for the three and six months ended June 30, 2016, respectively, and net loss of $2.5 million and net income of $42.8 million for the three and six months ended June 30, 2015, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.9 million and $5.8 million for the three and six months ended June 30, 2016, respectively, and $2.7 million and $5.5 million for the three and six months ended June 30, 2015, respectively.
13. Equity and Equity-Based Compensation
Common Stock Dividends—For each of the 2016 and 2015 quarters, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2016.
Restricted Stock Units—Restricted stock unit compensation expense for the three and six months ended June 30, 2016 was $1.2 million and $1.9 million, respectively, which is associated with restricted shares of our common stock issued to Ashford LLC’s employees and certain employees of Remington Lodging and are included in “advisory services fee” and “management fees,” respectively, in our consolidated statements of operations. Stock-based compensation expense for the three and six months ended June 30, 2015, was $869,000 and $976,000, respectively, which is associated with restricted shares of our common stock issued to Ashford LLC’s employees and Ashford Trust’s directors and is included in “advisory services fee” and “corporate, general and administrative”, respectively, in our consolidated statements of operations. The fair value of the unrecognized cost of restricted shares, which was $7.3 million at June 30, 2016, will be expensed over a period of approximately 2.75 years.
Performance Stock Units—On March 31, 2016, the compensation committee of the board of directors of the Company approved grants of PSUs to certain executive officers. The award agreements provide for the grant of a target number of approximately 336,000 PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2016 and ends on December 31, 2018. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Compensation expense of $143,000 was recorded for both the three and six months ended June 30, 2016. The fair value of the unrecognized cost of PSUs, which was $1.4 million at June 30, 2016, will be expensed over a period of approximately 2.5 years.
Preferred Dividends—During the three months ended June 30, 2016, the board of directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, and $0.5625 per share for our 9.00% Series E preferred stock. During the three months ended June 30, 2015, the board of directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $738,000 and $770,000 at June 30, 2016 and December 31, 2015, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated income of $6,000 and loss of $32,000 for the three and six months ended June 30, 2016, respectively, and allocated income of $14,000 and loss of $11,000 for the three and six months ended June 30, 2015, respectively.
14. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2016, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at June 30, 2016, we pay franchisor royalty fees between 2% and 6% of gross rooms revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 6% of gross rooms revenue and, in some cases,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

food and beverage revenues. These franchise agreements expire on varying dates between 2017 and 2040. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
We incurred franchise fees of $19.1 million and $36.2 million for the three and six months ended June 30, 2016, respectively, and $16.9 million and $28.8 million for the three and six months ended June 30, 2015, respectively. Franchise fees are included in “other” hotel expenses in the consolidated statements of operations.
Management Fees—Under management agreements for our hotel properties existing at June 30, 2016, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 1.5% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2017 through 2044, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes— We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2012 through 2015 remain subject to potential examination by certain federal and state taxing authorities.
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
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord filed an appeal with the 4th District Court of Appeals in Florida. Both parties have fully briefed the Appeal and oral argument took place on May 31, 2016. A decision from the Court of Appeals will likely be announced during late summer/early fall of 2016. The parties have agreed to table any hearings to establish attorney's fees until after the Court of Appeals decision.
As a result of the jury verdict, we recorded the $10.8 million judgment, pre-judgment interest of $802,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees during 2014 and 2015. For the three and six months ended June 30, 2016, we recorded additional pre-judgment interest of $24,000 and $48,000, respectively. Including the judgment, pre-judgment interest and estimated loss of legal expenses, total expenses recorded were $12.1 million through June 30, 2016. The additional charges related to pre-judgment interest are included in “other” hotel expenses in the consolidated statements of operations for the three and six months ended June 30, 2016.

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
15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2016 and December 31, 2015, all of our hotel properties were domestically located.
16. Related Party Transactions
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Advisory services fee
Base advisory fee	$8,726	$8,505	$17,266	$16,516
Reimbursable expenses (1)	1,602	1,816	3,065	3,201
Equity-based compensation (2)	1,748	1,151	2,648	1,322
Total advisory services fee	$12,076	$11,472	$22,979	$21,039
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford LLC.
In connection with our acquisition of the Le Pavillon and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. will be providing $4.0 million of key money consideration to purchase furniture, fixtures and equipment.
At June 30, 2016 and December 31, 2015, we had a payable of $7.3 million and $9.9 million, respectively, included in due to Ashford Inc., net, associated with the advisory services fee discussed above.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 147,000 shares and 167,000 shares of restricted stock under the Ashford Trust Stock Plan on June 30, 2015 and April 1, 2016, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $71,000 and $155,000 was recognized for the three and six months ended June 30, 2016, respectively. No expense was recognized for both the three and six months ended June 30, 2015. The unamortized fair value of these grants was $1.3 million as of June 30, 2016, which will be amortized over a period of 2.75 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17. Subsequent Events
In June 2016, the Company entered into a definitive agreement to sell the Hampton Inn & Suites in Gainesville, Florida for approximately $26.5 million in cash. Subsequent to June 30, 2016, the sale was considered probable and expected to sell within one year, subject to certain closing conditions. The carrying value of the land, building and furniture, fixtures and equipment was approximately $23.0 million at June 30, 2016.
On July 6, 2016, the Company agreed to issue 4.8 million shares of Series F Preferred Stock. As set forth in Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the “Articles Supplementary”) filed with the Maryland State Department of Assessments and Taxation on July 11, 2016, the Series F Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock, 8.45% Series D Cumulative Preferred Stock and 9.000% Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), prior to the redemption of the Series E Preferred Stock announced by the Company on July 8, 2016) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
The Company will pay cumulative dividends on the Series F Preferred Stock in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series F Preferred Stock sold in this offering will be paid on October 17, 2016 and will be in the amount of $0.39948 per share.
On August 8, 2016, the Company redeemed its 9.000% Series E Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the redemption date, in an amount equal to $0.23125 per share, for a total redemption price of $25.23125 per share.

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
Recent Developments
In February 2016, the Four Seasons hotel property in Nevis, was sold. No gain or loss was recognized associated with our 14.4% subordinated beneficial interest. As a result of the sale, we have no ownership interest in the hotel property as of June 30, 2016.
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

On June 1, 2016, the Company sold a 5-hotel portfolio of select-service hotel properties for approximately $142.0 million in cash. The sale resulted in gain of $23.1 million which is included in our continuing operations for the three and six months ended June 30, 2016. The portfolio is comprised of the Courtyard Edison in Edison, New Jersey; the Residence Inn Buckhead in Atlanta, Georgia; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, Florida (the “Noble Five Hotels”).
On June 1, 2016, we announced that we had entered into a definitive agreement for the sale of the Courtyard Palm Desert and the Residence Inn Palm Desert in Palm Desert, California for approximately $36.0 million. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. The sale is expected to close in the third quarter.
In June 2016, the Company entered into a definitive agreement to sell the Hampton Inn & Suites in Gainesville, Florida for approximately $26.5 million in cash. Subsequent to June 30, 2016, the sale was considered probable and expected to sell within one year, subject to certain closing conditions. The carrying value of the land, building and furniture, fixtures and equipment was approximately $23.0 million at June 30, 2016.
On July 6, 2016, the Company agreed to issue 4.8 million shares of Series F Preferred Stock. As set forth in Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the “Articles Supplementary”) filed with the Maryland State Department of Assessments and Taxation on July 11, 2016, the Series F Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock, 8.45% Series D Cumulative Preferred Stock and 9.000% Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), prior to the redemption of the Series E Preferred Stock announced by the Company on July 8, 2016) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
The Company will pay cumulative dividends on the Series F Preferred Stock in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series F Preferred Stock sold in this offering will be paid on October 17, 2016 and will be in the amount of $0.39948 per share.
On August 8, 2016, the Company redeemed its 9.000% Series E Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the redemption date, in an amount equal to $0.23125 per share, for a total redemption price of $25.23125 per share.
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
In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. A prospectus supplement will be required to be filed related to the ATM prior to our being able to issue additional shares under the ATM program. Through June 30, 2016, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the six months ended June 30, 2016, no shares were issued under this ATM program.
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
On July 6, 2016, the Company agreed to issue 4.8 million shares of Series F Preferred Stock. As set forth in Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the “Articles Supplementary”) filed with the Maryland State Department of Assessments and Taxation on July 11, 2016, the Series F Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock, 8.45% Series D Cumulative Preferred Stock and 9.000% Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), prior to the redemption of the Series E Preferred Stock announced by the Company on July 8, 2016) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
The Company will pay cumulative dividends on the Series F Preferred Stock in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series F Preferred Stock sold in this offering will be paid on October 17, 2016 and will be in the amount of $0.39948 per share.
On August 8, 2016, the Company redeemed its 9.000% Series E Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the redemption date, in an amount equal to $0.23125 per share, for a total redemption price of $25.23125 per share.
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
The secured revolving credit facility also contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, we are subject to restrictions on incurring additional indebtedness, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of our business, investments, and capital expenditures. We also are subject to certain financial covenants, as set forth below, which are tested on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•	Total funded indebtedness (less unrestricted cash in excess of $25 million) to EBITDA shall not be greater than 9.0x. Our ratio was 8.6x at June 30, 2016.

•	Consolidated fixed charge coverage ratios to EBITDA for the previous four consecutive fiscal quarters shall not be less than 1.25x. Our ratio was 1.75x at June 30, 2016.

•	Consolidated tangible net worth not less than approximately $1.17 billion plus 75% of the net proceeds of any future equity issuances. Our net worth was $1.61 billion at June 30, 2016.

All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at June 30, 2016.
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
The secured revolving credit facility is a one-year interest-only facility with all outstanding principal being due at maturity in October 2016. No amounts were drawn under the secured revolving credit facility as of June 30, 2016.
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
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $106.8 million and $80.3 million for the six months ended June 30, 2016 and 2015, respectively. Cash flows from operations were impacted by changes in hotel operations, the sale of the Noble Five Hotels, the operating results of our 2015 hotel acquisitions, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2016, net cash flows provided by investing activities were $59.3 million. Cash inflows primarily consisted of $142.8 million attributable to cash net proceeds received from the sale of the Noble Five Hotels and a vacant lot associated with Le Pavillon, $6.4 million of reductions in restricted cash for capital expenditures, $194,000 of proceeds from property insurance and $123,000 of cash payments received on previously impaired mezzanine loans. Cash inflows were partially offset by cash outlays primarily consisting of $88.2 million for capital improvements made to various hotel properties, $2.0 million investment in an unconsolidated entity and $30,000 for initial franchise fees. For the six months ended June 30, 2015, investing activities used net cash flows of $617.6 million, which primarily consisted of cash outflows of $613.4 million primarily attributable to our 2015 hotel acquisitions including the remaining approximate 28.26% interest in the PIM Highland JV hotel properties, $72.7 million for capital improvements made to various hotel properties and $298,000 for initial franchise fees. These outflows were partially offset by inflows of $58.4 million of reductions in restricted cash for capital expenditures, $7.5 million attributable to cash proceeds received from the sale of the Hampton Inn in Terre Haute, Indiana, $2.5 million of proceeds from the extension of a certain franchise agreement, $320,000 of proceeds from property insurance and $122,000 of cash payments received on previously impaired mezzanine loans.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2016, net cash flows used in financing activities were $119.1 million. Cash outlays primarily consisted of $45.4 million for dividend payments to common and preferred stockholders and unitholders, $105.9 million for repayments of indebtedness, $4.6 million for payments of loan costs and exit fees and $73,000 of payments for derivatives. Cash outlays were partially offset by cash inflows consisting primarily of $37.5 million in borrowings on indebtedness. For the six months ended June 30, 2015, net cash flows provided by financing activities were $604.4 million. Cash inflows consisted primarily of $1.9 billion in borrowings on indebtedness and $110.9 million from issuance of common stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $1.3 billion for repayments of indebtedness, $36.9 million for payments of loan costs and exit fees, $45.2 million for dividend payments to common and preferred stockholders and unitholders, $1.6 million of payments for derivatives and $543,000 for repurchase of common stock.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of June 30, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
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
Dividend Policy. During the six month periods ended June 30, 2016 and 2015, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock. In December 2015, the board of directors approved our 2016 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2016. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS
RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the ADR charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotel properties (comparable hotel properties represent hotel properties we have owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Favorable/ (Unfavorable) Change	Six Months Ended June 30,		Favorable/ (Unfavorable) Change
	2016	2015		2016	2015
Total revenue	$410,670	$369,338	$41,332	$778,442	$619,573	$158,869
Total hotel operating expenses	(247,104)	(224,556)	(22,548)	(480,139)	(378,428)	(101,711)
Property taxes, insurance, and other	(19,293)	(17,576)	(1,717)	(37,905)	(29,170)	(8,735)
Depreciation and amortization	(60,079)	(52,616)	(7,463)	(122,241)	(90,480)	(31,761)
Impairment charges	116	(19,840)	19,956	227	(19,734)	19,961
Transaction costs	18	(4,959)	4,977	(77)	(5,458)	5,381
Advisory services fee	(12,076)	(11,472)	(604)	(22,979)	(21,039)	(1,940)
Corporate, general, and administrative	(2,785)	(3,120)	335	(4,458)	(7,960)	3,502
Operating income	69,467	35,199	34,268	110,870	67,304	43,566
Equity in earnings (loss) of unconsolidated entities	(287)	1,907	(2,194)	(3,872)	(4,715)	843
Interest income	74	30	44	137	46	91
Gain on acquisition of PIM Highland JV and sale of hotel properties	23,094	—	23,094	22,980	380,705	(357,725)
Other income (expense)	(3,085)	(2,283)	(802)	(3,337)	2,047	(5,384)
Interest expense and amortization of premiums and loan costs, net	(56,462)	(47,495)	(8,967)	(112,405)	(82,130)	(30,275)
Write-off of loan costs and exit fees	(3,941)	—	(3,941)	(3,941)	(4,767)	826
Unrealized gain on marketable securities	—	1,929	(1,929)	—	127	(127)
Unrealized gain (loss) on derivatives	6,878	(1,955)	8,833	13,796	(3,653)	17,449
Income tax expense	(603)	(2,089)	1,486	(1,232)	(2,914)	1,682
Net income (loss)	35,135	(14,757)	49,892	22,996	352,050	(329,054)
(Income) loss from consolidated entities attributable to noncontrolling interests	(6)	(14)	8	32	11	21
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(4,376)	2,527	(6,903)	(2,264)	(42,809)	40,545
Net income (loss) attributable to the Company	$30,753	$(12,244)	$42,997	$20,764	$309,252	$(288,488)
The following table illustrates key performance indicators for our 127 hotel properties for both the three and six months ended June 30, 2016 and 2015. The operating results of the Noble Five Hotels sold on June 1, 2016 are included for the period from January 1, 2016 through May 31, 2016 and for the three and six months ended June 30, 2015. The operating results of the Lakeway Resort & Spa (“Lakeway Resort”) in Austin, Texas, which was acquired on February 6, 2015, the Memphis Marriott East (“Memphis Marriott”) hotel in Memphis, Tennessee, which was acquired on February 25, 2015, the Hampton Inn & Suites (“Hampton Inn Gainesville”) in Gainesville, Florida, which was acquired on April 29, 2015, the Le Pavillon Hotel (“Le Pavillon”) in New Orleans, Louisiana, which was acquired on June 3, 2015, a 9-hotel portfolio (“Rockbridge Portfolio”), which was acquired on June 17, 2015, the W Atlanta Downtown (“W Atlanta”) in Atlanta, Georgia, which was acquired on July 1, 2015, the Le Meridien Chambers Minneapolis (“Le Meridien Minneapolis”) in Minneapolis, Minnesota, which was acquired on July 23, 2015, the Hilton Garden Inn - Wisconsin Dells in Wisconsin Dells, Wisconsin (“Hilton Garden Inn - Wisconsin Dells”), which was acquired on August 5, 2015, the Hotel Indigo (“Indigo Atlanta”) in Atlanta, Georgia, which was acquired on October 15, 2015, and the W Minneapolis Foshay (“W Minneapolis”) in Minneapolis, Minnesota, which was acquired on November 10, 2015 (collectively the “2015 Hotel Acquisitions”), are included in continuing operations since their respective acquisition dates. The operating results of the PIM Highland JV for the period from January 1, 2015 through March 5, 2015, are included in equity in loss of unconsolidated entities. On March 6, 2015, we began to consolidate the results of operations of the PIM Highland JV hotels.

The following table illustrates the key performance indicators of these hotels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
RevPar (revenue per available room)	$129.14	$123.05	$121.16	$118.53
Occupancy	81.72%	80.84%	78.04%	79.14%
ADR (average daily rate)	$158.03	$152.22	$155.25	$149.77
The following table illustrates the key performance indicators of the 111 and 81 comparable hotel properties that were included for the full three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
RevPar (revenue per available room)	$132.26	$125.43	$121.79	$115.91
Occupancy	82.35%	81.00%	79.91%	79.00%
ADR (average daily rate)	$160.61	$154.85	$152.42	$146.72
Comparison of the Three Months Ended June 30, 2016 and 2015
Net Income (Loss) attributable to the Company. Net income (loss) attributable to the Company increased $43.0 million, from a net loss of $12.2 million to net income of $30.8 million as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties increased $34.2 million, or 11.7%, to $325.9 million during the three months ended June 30, 2016 (the “2016 quarter”) compared to the three months ended June 30, 2015 (the “2015 quarter”). We experienced an increase in rooms revenue of $23.0 million associated with the Hampton Inn Gainesville, Le Pavillon, Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells, Indigo Atlanta and W Minneapolis (“Hotel Acquisitions”) that were purchased in 2015 and $15.0 million from our comparable hotel properties and WorldQuest, which experienced an increase of 135 basis points in occupancy and a 3.7% increase in room rates. This was offset by lower revenue of $3.8 million resulting from the sale of the Noble Five Hotels in June 2016.
Food and beverage revenue experienced an increase of $4.4 million, or 6.9%, to $69.2 million. This increase is a result of $4.2 million associated with the Hotel Acquisitions and $436,000 from our comparable hotel properties and WorldQuest, offset by lower revenue of $159,000 resulting from the sale of the Noble Five Hotels.
Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $2.6 million, or 21.2%, to $15.1 million. This increase is a result of $2.1 million of revenue associated with the Hotel Acquisitions and $585,000 of revenue from our comparable hotel properties and WorldQuest, offset by lower revenue of $71,000 resulting from the sale of the Noble Five Hotels. Other non-hotel revenue decreased $13,000, or 3.0%, to $443,000.
Hotel Operating Expenses. Hotel operating expenses increased $22.5 million, or 10.0%, to $247.1 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $10.5 million in direct expenses and $12.0 million in indirect expenses and management fees in the 2016 quarter, which were primarily attributable to increases in direct expenses and indirect expenses and management fees of $8.5 million and $9.7 million, respectively as a result of the Hotel Acquisitions and $3.1 million and $3.0 million, respectively, from our comparable hotel properties and WorldQuest. The increases from our comparable hotel properties and WorldQuest are attributable to higher hotel revenues at those properties. This was offset by lower direct and indirect expense of $1.1 million and $714,000, respectively, resulting from the sale of the Noble Five Hotels. Direct expenses were 28.9% and 29.3% of total hotel revenue for the 2016 quarter and the 2015 quarter, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance and other increased $1.7 million, or 9.8%, to $19.3 million during the 2016 quarter compared to the 2015 quarter. The increase was primarily due to $2.0 million of property taxes, insurance, and other associated with the Hotel Acquisitions, slightly offset by a decrease of $93,000 from our comparable hotel properties and WorldQuest and $181,000 resulting from the sale of the Noble Five Hotels.
Depreciation and Amortization. Depreciation and amortization increased $7.5 million, or 14.2%, to $60.1 million during the 2016 quarter compared to the 2015 quarter. The increase was primarily due to $5.3 million associated with the Hotel Acquisitions and $3.4 million which is attributable to capital expenditures at our comparable hotel properties that have occurred since June 30, 2015. These increases were offset by a decrease of $1.3 million resulting from the sale of the Noble Five Hotels.

Impairment Charges. We recorded an impairment credit of $116,000 for the 2016 quarter and impairment charges of $19.8 million for the 2015 quarter. The change was due to no impairments in the 2016 quarter and impairment charges on two hotel properties totaling $19.9 million in the 2015 quarter, offset by a $109,000 impairment credit related to valuation adjustments on a previously impaired mezzanine loan in the 2015 quarter.
Transaction Costs. Transaction costs were a credit of $18,000 in the 2016 quarter compared to an expense of $5.0 million in the 2015 quarter. The 2015 quarter included costs related to the acquisitions of the PIM Highland JV, Hampton Inn Gainesville, Le Pavillon, Rockbridge Portfolio and W Atlanta.
Advisory Services Fee. Advisory services fee increased $604,000 or 5.3%, to $12.1 million in the 2016 quarter compared to the 2015 quarter, which represent fees paid in connection with the advisory agreement between Ashford Inc. and the Company. For the 2016 quarter, the advisory services fee was comprised of a base advisory fee of $8.7 million, reimbursable expenses of $1.6 million and equity-based compensation of $1.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2015 quarter, the advisory services fee comprised of a base advisory fee of $8.5 million, reimbursable expenses of $1.8 million and equity-based compensation of $1.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $335,000, or 10.7%, to $2.8 million during the 2016 quarter compared to the 2015 quarter. The decrease was primarily attributable to $571,000 of transaction, acquisition and management conversion costs in the 2015 quarter, offset by increases to public company costs, office expenses, professional fees and other miscellaneous expenses totaling approximately $236,000.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $287,000 for the 2016 quarter and equity in earnings of $1.9 million for the 2015 quarter. The 2016 quarter includes equity in loss in Ashford Inc. of $355,000 and in an unconsolidated entity of $116,000, offset by equity in earnings of $184,000 in the AQUA U.S. Fund. The 2015 quarter included equity in earnings in Ashford Prime of $1.4 million and in Ashford Inc. of $1.5 million, offset by equity in loss of $948,000 in the AQUA U.S. Fund.
Interest Income. Interest income was $74,000 and $30,000 for the 2016 quarter and the 2015 quarter, respectively.
Gain on Acquisition of PIM Highland JV and Sale of Hotel Properties. Gain on acquisition of PIM Highland JV and sale of hotel properties was $23.1 million for the 2016 quarter related to the sale of the Noble Five Hotels.
Other Expense. Other expense increased $802,000, or 35.1%, to $3.1 million during the 2016 quarter compared to the 2015 quarter. In the 2016 quarter, we recognized a realized loss of $2.7 million related to the maturity of a CMBX tranche and a loss of $150,000 as a result of an investment write-off. Due to the contribution of certain marketable securities in consideration for an ownership interest in the AQUA U.S. Fund, we no longer have realized gain or loss on marketable securities and dividend income. For the 2015 quarter prior to our contribution to the AQUA U.S. Fund, we had a realized loss on marketable securities of $2.2 million and dividend income of $90,000.
Interest Expense and Amortization of Premiums and Loan Costs, net. Interest expense and amortization of premiums and loan costs, net, increased $9.0 million, or 18.9%, to $56.5 million during the 2016 quarter compared to the 2015 quarter. The increase is primarily due to higher loan cost amortization and interest expense of $4.1 million as a result of new financings on the majority of the Hotel Acquisitions and higher loan cost amortization and interest expense as a result of refinances on our comparable hotel properties of $5.4 million, offset by a decrease of $520,000 resulting from the sale of the Noble Five Hotels. The average LIBOR rates for the 2016 quarter and the 2015 quarter were 0.42% and 0.18%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $3.9 million for the 2016 quarter, resulting from the write-off of unamortized loan costs of $110,000 and defeasance and other exit fees of $3.8 million related to the sale of the Noble Five Hotels. There were no write-off of loan costs and exit fees in the 2015 period.
Unrealized Gain on Marketable Securities. Unrealized gain on marketable securities was $1.9 million for the 2015 quarter. There was no gain or loss on marketable securities for the 2016 quarter. Unrealized gain or loss on marketable securities were based on changes in closing market prices during the 2015 quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $8.8 million, from an unrealized loss of $2.0 million in the 2015 quarter to an unrealized gain of $6.9 million during the 2016 quarter. The 2016 quarter had an unrealized gain of $5.3 million related to interest rate floors and $2.7 million of an unrealized gain associated with the recognition of a realized loss from a CMBX tranche maturity, offset by unrealized losses of $888,000, $155,000 and $83,000 on the remaining CMBX tranches, options on futures contracts and interest rate derivatives, respectively. In the 2015 quarter, we had losses consisting of $2.0 million and $411,000 related to interest rate floors and interest rate derivatives, respectively, offset by an unrealized gain of

$486,000 related to credit default swaps. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. Income tax expense decreased $1.5 million, or 71.1%, to $603,000 during the 2016 quarter compared to the 2015 quarter. The decrease in income tax expense is primarily due to a decrease in taxable income recognized by our TRS entities.
Income from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated income of $6,000 and $14,000 for the 2016 quarter and the 2015 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in operating partnership were allocated net income of $4.4 million and net losses of $2.5 million in the 2016 quarter and the 2015 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 13.97% and 12.69% in the operating partnership at June 30, 2016 and 2015, respectively.
Comparison of the Six Months Ended June 30, 2016 and 2015
Net Income attributable to the Company. Net income attributable to the Company decreased $288.5 million, from net income of $309.3 million for the six months ended June 30, 2015 (the “2015 period”) to net income of $20.8 million for the six months ended June 30, 2016 (the “2016 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties increased $123.9 million, or 25.1%, to $616.5 million during the 2016 period compared to the 2015 period. We experienced an increase in rooms revenue of $60.9 million as a result of the PIM Highland JV acquisition, $48.1 million associated with the 2015 Hotel Acquisitions and $18.4 million from our comparable hotel properties and WorldQuest, which experienced an increase of 91 basis points in occupancy and an increase of 3.9% in room rates. This was offset by lower revenue of $3.6 million resulting from the sale of the Noble Five Hotels.
Food and beverage revenue experienced an increase of $27.9 million, or 26.8%, to $132.3 million during the 2016 period compared to the 2015 period. This increase is a result of $20.0 million from the PIM Highland JV acquisition and $8.8 million associated with the 2015 Hotel Acquisitions, offset by lower revenue of $852,000 from our comparable hotel properties and WorldQuest and $85,000 resulting from the sale of the Noble Five Hotels. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $7.5 million, or 35.3%, to $28.8 million during the 2016 period compared to the 2015 period. This increase is a result of $3.1 million from the PIM Highland JV acquisition, $4.0 million associated with the 2015 Hotel Acquisitions and $520,000 from our comparable hotel properties and WorldQuest, offset by lower revenue of $26,000 resulting from the sale of the Noble Five Hotels.
Other non-hotel revenue decreased $454,000, or 35.2%, to $836,000 during the 2016 period compared to the 2015 period. The decrease in other non-hotel revenue is primarily attributable to the acquisition of the PIM Highland JV. Prior to the acquisition, we received expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services.
Hotel Operating Expenses. Hotel operating expenses increased $101.7 million, or 26.9%, to $480.1 million during the 2016 period compared to the 2015 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $48.9 million in direct expenses and $52.8 million in indirect expenses and management fees in the 2016 period as compared to the 2015 period. The increase in direct expenses was comprised of $27.4 million from the PIM Highland JV acquisition, $18.3 million as a result of the 2015 Hotel Acquisitions and $4.1 million from our comparable hotel properties and WorldQuest. The increase in indirect expenses was comprised of $27.2 million from the PIM Highland JV acquisition, $21.0 million from the 2015 Hotel Acquisitions and $5.2 million from our comparable hotel properties and WorldQuest. This was offset by lower direct and indirect expense of $919,000 and $600,000, respectively, resulting from the sale of the Noble Five Hotels. Direct expenses were 29.6% and 29.3% of total hotel revenue for the 2016 period and the 2015 period, respectively.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $8.7 million or 29.9%, to $37.9 million during the 2016 period compared to the 2015 period. The increase was primarily due to $3.7 million of property taxes, insurance, and other associated with the PIM Highland JV acquisition, $4.5 million associated with the 2015 Hotel Acquisitions and $857,000 from our comparable hotel properties and WorldQuest, offset by lower property taxes, insurance, and other of $337,000 resulting from the sale of the Noble Five Hotels.

Depreciation and Amortization. Depreciation and amortization increased $31.8 million or 35.1%, to $122.2 million during the 2016 period compared to the 2015 period. The increase was primarily due to $14.1 million of depreciation and amortization associated with the PIM Highland JV acquisition, $12.2 million associated with the 2015 Hotel Acquisitions and $6.4 million which is attributable to capital expenditures at our comparable hotel properties that have occurred since June 30, 2015. These increases were offset by a decrease of $937,000 resulting from the sale of the Noble Five Hotels.
Impairment Charges. We recorded an impairment credit of $227,000 for the 2016 period and impairment charges of $19.7 million for the 2015 period. The change was due to impairment charges on two hotel properties totaling $19.9 million in the 2015 period.
Transaction Costs. Transaction costs were $77,000 in the 2016 period compared to $5.5 million in the 2015 period. The decrease is primarily attributable to costs related to the acquisitions of the PIM Highland JV, Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, Rockbridge Portfolio and W Atlanta in the 2015 period.
Advisory Services Fee. Advisory services fee increased $1.9 million or 9.2%, to $23.0 million in the 2016 period compared to the 2015 period, which represent fees paid in connection with the advisory agreement between Ashford Inc. and us. For the 2016 period, the advisory services fee was comprised of a base advisory fee of $17.3 million, reimbursable expenses of $3.1 million and equity-based compensation of $2.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2015 period, the advisory services fee comprised of a base advisory fee of $16.5 million, reimbursable expenses of $3.2 million and equity-based compensation of $1.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $3.5 million, or 44.0%, to $4.5 million during the 2016 period compared to the 2015 period. The decrease was primarily attributable to $4.0 million of transaction, acquisition and management conversion costs in the 2015 period, offset by increases to public company costs, office expenses, professional fees and other miscellaneous expenses totaling approximately $493,000.
Equity in Loss of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $3.9 million and $4.7 million for the 2016 period and the 2015 period, respectively. The 2016 period includes equity in loss of $2.9 million in the AQUA U.S. Fund, $874,000 in Ashford Inc. and $116,000 in an unconsolidated entity. The 2015 period includes equity in loss of $3.8 million in PIM Highland JV, $1.3 million in Ashford Inc. and $948,000 in the AQUA U.S. Fund, offset by equity in earnings in Ashford Prime of $1.3 million.
Interest Income. Interest income was $137,000 and $46,000 for the 2016 period and the 2015 period, respectively.
Gain on Acquisition of PIM Highland JV and Sale of Hotel Properties. Gain on acquisition of PIM Highland JV and sale of hotel properties was $23.0 million and $380.7 million for the 2016 period and 2015 period, respectively. The gain in the 2016 period was primarily related to the sale of the Noble Five Hotels, slightly offset by a loss on the sale of a vacant lot associated with the Le Pavillon Hotel in New Orleans, Louisiana. See note 4 to the consolidated financial statements. The gain in the 2015 period primarily related to the acquisition of the remaining interest in the PIM Highland JV in March 2015.
Other Income (Expense). Other income (expense) changed $5.4 million, or 263.0%, from other income of $2.0 million during the 2015 period to other expense of $3.3 million during the 2016 period. In the 2016 period we recognized a realized loss of $2.7 million related to the maturity of a CMBX tranche and a loss of $150,000 as a result of an investment write-off. As a result of the contribution of certain marketable securities in consideration for an ownership interest in the AQUA U.S. Fund we no longer have realized gain or loss on marketable securities and dividend income. For the 2015 period prior to our contribution to the AQUA U.S. Fund we had a realized gain on marketable securities of $1.9 million and dividend income of $255,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $30.3 million or 36.9%, to $112.4 million during the 2016 period compared to the 2015 period. The increase is primarily due to $14.6 million of interest expense and amortization associated with the PIM Highland JV acquisition and refinance, higher interest expense and loan cost amortization as a result of new financings on the majority of the 2015 Hotel Acquisitions of $9.7 million and higher interest expense and loan cost amortization of $6.5 million as a result of refinances on our comparable hotel properties, offset by lower interest expense and amortization of loan costs of $558,000 resulting from the sale of the Noble Five Hotels. The average LIBOR rates for the 2016 period and the 2015 period were 0.42% and 0.18%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $3.9 million and $4.8 million for the 2016 period and 2015 period, respectively. For the 2016 period, we wrote-off unamortized loan costs of $110,000 and incurred defeasance and other exit fees of $3.8 million. For the 2015 period, we wrote-off unamortized loan costs of $86,000 and incurred defeasance and other exit fees of $4.7 million.

Unrealized Gain on Marketable Securities. Unrealized gain on marketable securities was $127,000 for the 2015 period, which was based on changes in closing market prices during the period. There was no unrealized loss on marketable securities in the 2016 period as a result of the previously discussed contribution of marketable securities to the AQUA U.S. Fund.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $17.4 million or 477.7%, from an unrealized loss of $3.7 million to an unrealized gain of $13.8 million during the 2016 period compared to the 2015 period. The 2016 period consisted of an unrealized gain of $13.0 million related to interest rate floors and a $2.7 million unrealized gain associated with the recognition of the realized loss from a CMBX tranche maturity, offset by unrealized losses of $1.4 million, $115,000 and $420,000 on the remaining CMBX tranches, options on futures contracts and interest rate derivatives, respectively. In the 2015 period, we had unrealized losses consisting of $2.0 million, $1.4 million and $195,000 related to interest rate floors, interest rate derivatives and credit default swaps, respectively. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. Income tax expense decreased $1.7 million, or 57.7% to $1.2 million during the 2016 period compared to the 2015 period. The decrease in income tax expense is primarily due to a decrease in taxable income recognized by our TRS entities.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated losses of $32,000 and $11,000 during the 2016 period and the 2015 period, respectively.
Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $2.3 million and $42.8 million in the 2016 period and the 2015 period, respectively. Redeemable noncontrolling interests represented ownership interests of 13.97% and 12.69% in the operating partnership at June 30, 2016 and 2015, respectively.
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
OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we form partnerships or joint ventures that operate certain hotels. We evaluate each partnership and joint venture to determine whether the entity is a Variable Interest Entity (“VIE”). If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion of the company’s VIEs, see notes 2 and 6 to our consolidated financial statements.
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
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of premiums and loan costs, net, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gain on acquisition of PIM Highland JV and sale of hotel properties, impairment charges, write-off of loan costs and exit fees, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, and non-cash items such as amortization of unfavorable management contract liabilities, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, unconsolidated entities and the AQUA U.S. Fund, as well as our portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$35,135	$(14,757)	$22,996	$352,050
(Income) loss from consolidated entities attributable to noncontrolling interest	(6)	(14)	32	11
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(4,376)	2,527	(2,264)	(42,809)
Net income (loss) attributable to the Company	30,753	(12,244)	20,764	309,252
Interest income	(74)	(30)	(137)	(46)
Interest expense and amortization of premiums and loan costs, net	56,434	47,465	112,347	82,071
Depreciation and amortization	60,018	52,566	122,119	90,386
Income tax expense	603	2,089	1,232	2,914
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	4,376	(2,527)	2,264	42,809
Equity in (earnings) loss of unconsolidated entities	355	(2,855)	874	3,767
Company's portion of EBITDA of unconsolidated entities (Ashford Inc.)	(487)	1,586	(372)	(692)
Company's portion of EBITDA of unconsolidated entities (Ashford Prime OP)	—	4,221	—	7,131
Company's portion of EBITDA of unconsolidated entities (PIM Highland JV)	—	—	—	11,982
EBITDA available to the Company and OP unitholders	151,978	90,271	259,091	549,574
Amortization of unfavorable management contract liabilities	(494)	(494)	(988)	(988)
Impairment charges	(116)	19,840	(227)	19,734
Gain on acquisition of PIM Highland JV and sale of hotel properties	(23,094)	—	(22,980)	(380,705)
Write-off of loan costs and exit fees	3,941	—	3,941	4,767
Other (income) expense	3,085	2,283	3,337	(2,047)
Transaction, acquisition and management conversion costs	427	5,665	645	9,589
Legal judgment and related legal costs	24	24	48	48
Unrealized gain on marketable securities	—	(1,929)	—	(127)
Unrealized (gain) loss on derivatives	(6,878)	1,955	(13,796)	3,653
Dead deal costs	304	192	301	247
Non-cash stock/unit-based compensation	2,342	1,689	3,326	1,860
Company's portion of unrealized (gain) loss of unconsolidated entities and of the AQUA U.S. Fund	(68)	948	2,998	948
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	1,388	(668)	2,136	2,655
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	—	238	—	156
Adjusted EBITDA available to the Company and OP unitholders	$132,839	$120,014	$237,832	$209,364

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, other impairment charges, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, and non-cash items such as non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, unconsolidated entities and the AQUA U.S. Fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$35,135	$(14,757)	$22,996	$352,050
(Income) loss from consolidated entities attributable to noncontrolling interest	(6)	(14)	32	11
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(4,376)	2,527	(2,264)	(42,809)
Preferred dividends	(8,491)	(8,491)	(16,981)	(16,981)
Net income (loss) attributable to common stockholders	22,262	(20,735)	3,783	292,271
Depreciation and amortization of real estate	60,018	52,566	122,119	90,386
Gain on acquisition of PIM Highland JV and sale of hotel properties	(23,094)	—	(22,980)	(380,705)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	4,376	(2,527)	2,264	42,809
Equity in (earnings) loss of unconsolidated entities	355	(2,855)	874	3,767
Impairment charges on real estate	—	19,949	—	19,949
Company's portion of FFO of unconsolidated entities (Ashford Inc.)	(357)	1,679	(512)	(1,067)
Company's portion of FFO of unconsolidated entities (Ashford Prime OP)	—	2,856	—	4,308
Company's portion of FFO of unconsolidated entities (PIM Highland JV)	—	—	—	3,791
FFO available to common stockholders and OP unitholders	63,560	50,933	105,548	75,509
Write-off of loan costs and exit fees	3,941	—	3,941	4,767
Other impairment charges	(116)	(109)	(227)	(215)
Other (income) expense	3,085	2,283	3,337	(2,047)
Transaction, acquisition and management conversion costs	427	5,665	645	9,589
Legal judgment and related legal costs	24	24	48	48
Unrealized gain on marketable securities	—	(1,929)	—	(127)
Unrealized (gain) loss on derivatives	(6,878)	1,955	(13,796)	3,653
Dead deal costs	304	192	301	247
Non-cash stock/unit-based compensation	2,342	1,689	3,326	1,860
Company's portion of unrealized (gain) loss of unconsolidated entities and of the AQUA U.S. Fund	(68)	948	2,998	948
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	1,388	(1,759)	2,136	(16)
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	—	168	—	20
Adjusted FFO available to common stockholders and OP unitholders	$68,009	$60,060	$108,257	$94,236

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2016:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Syracuse, NY	Full service	215	100	215
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	257	100	257
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Hampton Inn	Gainesville, FL	Select service	124	100	124
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	697	100	697
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	Omaha, NE	Full service	300	100	300
Marriott	San Antonio, TX	Full service	251	100	251
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Gaithersburg, MD	Select service	162	100	162
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott (1)	Palm Desert, CA	Select service	151	100	151
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn (1)	Palm Desert, CA	Select service	130	100	130
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
Marriott Residence Inn	Tampa, FL	Select service	109	100	109
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	253	100	253
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Crowne Plaza	Atlanta, GA	Full service	495	100	495
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, DC	Full service	173	100	173
The Melrose	Washington, DC	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Select service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	140	100	140
Ground Lease Properties
Crown Plaza	Key West, FL	Full service	160	100%	160
Crown Plaza	Annapolis, MD	Full service	196	100	196
Hilton	Ft. Worth, TX	Full service	294	100	294
Renaissance	Palm Springs, CA	Full service	410	100	410
Renaissance	Portsmouth, VA	Full service	249	100	249
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
Total			26,580		26,553
____________________
(1) These properties are held for sale as of June 30, 2016. See note 4 in the notes to the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments, our derivatives portfolio and notes receivable that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At June 30, 2016, our total indebtedness of $3.8 billion included $2.8 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2016 would be approximately $7.0 million annually. Interest rate changes have no impact on the remaining $984.3 million of fixed-rate debt. At December 31, 2015, the total consolidated indebtedness of $3.9 billion included $2.8 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2015 would be approximately $7.0 million per year. Interest rate changes will have no impact on the remaining $1.1 billion of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2016 and December 31, 2015, respectively, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We have entered into credit default swap transactions for notional amounts totaling $240.0 million, to hedge financial and capital market risk for upfront costs of $11.4 million, that was subsequently returned to us as collateral by our counterparties. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $4.6 million at June 30, 2016.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2016 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord filed an appeal with the 4th District Court of Appeals in Florida. Both parties have fully briefed the Appeal and oral argument took place on May 31, 2016. A decision from the Court of Appeals will likely be announced during late summer/early fall of 2016. The parties have agreed to table any hearings to establish attorney's fees until after the Court of Appeals decision.
As a result of the jury verdict, we recorded the $10.8 million judgment, pre-judgment interest of $802,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees during 2014 and 2015. For the three and six months ended June 30, 2016, we recorded additional pre-judgment interest of $24,000 and $48,000, respectively. Including the judgment, pre-judgment interest and estimated loss of legal expenses, total expenses recorded were $12.1 million through June 30, 2016. The additional charges related to pre-judgment interest are included in “other” hotel expenses in the consolidated statements of operations for the three and six months ended June 30, 2016.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At June 30, 2016, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31,2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30 (1)	1,175	$—	(3)	—	$200,000,000
May 1 to May 31(1)	—	—	(3)	—	200,000,000
June 1 to June 30 (1)	7,479	—	(3)	—	200,000,000
Total	8,654	$—		—
____________________

(1)	Includes shares that were repurchased when former employees of Ashford LLC, who held restricted shares of our common stock, forfeited the shares upon termination of employment.

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
3.1
Articles of Amendment and Restatement, as amended by Amendment Number One to Articles of Amendment and Restatement (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed May 15, 2015) (File No. 333-204235)

3.2
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015 and by Amendment No. 3 on August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 8, 2016)

4.1
Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on July 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 12, 2016.

10.1
Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 15, 2016)

10.2
Amendment No. 1 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated July 12, 2016 (incorporated by reference to Exhibit 10,1 to the Registrant’s Form 8-K, filed on July 12, 2016)

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	August 9, 2016	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 9, 2016	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer