Form 10-Q
period 2016-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2016-11-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	96,178,680
(Class)	Outstanding at November 7, 2016

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Investments in hotel properties, net	$4,187,939	$4,419,684
Cash and cash equivalents	256,421	215,078
Restricted cash	149,865	153,680
Accounts receivable, net of allowance of $722 and $715, respectively	61,019	40,438
Inventories	4,776	4,810
Note receivable, net of allowance of $6,739 and $7,083, respectively	3,906	3,746
Investment in unconsolidated entities	60,136	62,568
Deferred costs, net	2,974	3,847
Prepaid expenses	23,188	12,458
Derivative assets, net	7,851	3,435
Other assets	13,408	10,647
Intangible assets, net	9,294	11,343
Due from Ashford Prime OP, net	—	528
Due from third-party hotel managers	15,672	22,869
Assets held for sale	43,295	—
Total assets	$4,839,744	$4,965,131
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,728,645	$3,840,617
Accounts payable and accrued expenses	150,119	123,444
Dividends and distributions payable	22,547	22,678
Unfavorable management contract liabilities	1,873	3,355
Due to Ashford Inc., net	10,240	9,856
Due to Ashford Prime OP, net	7	—
Due to related party, net	831	1,339
Due to third-party hotel managers	2,737	2,504
Intangible liabilities, net	16,224	16,494
Other liabilities	16,691	14,539
Liabilities related to assets held for sale	25,982	—
Total liabilities	3,975,896	4,034,826
Commitments and contingencies (note 14)
Redeemable noncontrolling interests in operating partnership	118,926	118,449

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at September 30, 2016 and December 31, 2015	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at September 30, 2016 and December 31, 2015	95	95
Series E Cumulative Preferred Stock, 0 and 4,630,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	46
Series F Cumulative Preferred Stock, 4,800,000 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	48	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 96,178,680 and 95,470,903 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	962	955
Additional paid-in capital	1,605,978	1,597,194
Accumulated deficit	(862,932)	(787,221)
Total stockholders’ equity of the Company	744,168	811,086
Noncontrolling interests in consolidated entities	754	770
Total equity	744,922	811,856
Total liabilities and equity	$4,839,744	$4,965,131
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Rooms	$300,875	$294,768	$917,396	$787,428
Food and beverage	56,206	55,210	188,467	159,528
Other hotel revenue	14,389	14,097	43,213	35,402
Total hotel revenue	371,470	364,075	1,149,076	982,358
Other	461	441	1,297	1,731
Total revenue	371,931	364,516	1,150,373	984,089
Expenses
Hotel operating expenses:
Rooms	65,474	65,402	195,769	169,290
Food and beverage	41,086	40,570	129,606	108,891
Other expenses	114,377	112,759	347,126	295,936
Management fees	13,616	13,324	42,191	36,366
Total hotel expenses	234,553	232,055	714,692	610,483
Property taxes, insurance, and other	17,172	17,997	55,077	47,167
Depreciation and amortization	60,170	58,741	182,411	149,221
Impairment charges	4,922	(111)	4,695	19,623
Transaction costs	124	392	201	5,850
Advisory services fee	11,948	10,788	34,927	31,827
Corporate, general, and administrative	1,968	3,772	6,426	11,732
Total expenses	330,857	323,634	998,429	875,903
Operating income	41,074	40,882	151,944	108,186
Equity in loss of unconsolidated entities	(560)	(4,369)	(4,432)	(9,084)
Interest income	92	21	229	67
Gain on acquisition of PIM Highland JV and sale of hotel properties	1,448	—	24,428	380,705
Other income (expense)	(926)	(314)	(4,263)	1,733
Interest expense and amortization of premiums and loan costs	(55,762)	(51,859)	(168,167)	(133,989)
Write-off of loan costs and exit fees	(972)	—	(4,913)	(4,767)
Unrealized gain on marketable securities	—	—	—	127
Unrealized gain (loss) on derivatives	(9,548)	(2,750)	4,248	(6,403)
Income (loss) from continuing operations before income taxes	(25,154)	(18,389)	(926)	336,575
Income tax benefit (expense)	16	(1,721)	(1,216)	(4,635)
Income (loss) from continuing operations	(25,138)	(20,110)	(2,142)	331,940
Gain on sale of hotel properties, net of tax	—	599	—	599
Net income (loss)	(25,138)	(19,511)	(2,142)	332,539
(Income) loss from consolidated entities attributable to noncontrolling interest	(16)	(3)	16	8
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,009	3,193	2,745	(39,616)
Net income (loss) attributable to the Company	(20,145)	(16,321)	619	292,931
Preferred dividends	(8,875)	(8,490)	(25,856)	(25,471)
Extinguishment of issuance costs upon redemption of Series E preferred stock	(6,124)	—	(6,124)	—
Net income (loss) attributable to common stockholders	$(35,144)	$(24,811)	$(31,361)	$267,460

Income (loss) per share - basic and diluted:
Basic:
Net income (loss) attributable to common stockholders	$(0.37)	$(0.26)	$(0.34)	$2.72
Weighted average common shares outstanding – basic	94,531	95,888	94,384	97,061
Diluted:
Net income (loss) attributable to common stockholders	$(0.37)	$(0.26)	$(0.34)	$2.63
Weighted average common shares outstanding – diluted	94,531	95,888	94,384	115,560

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(25,138)	$(19,511)	$(2,142)	$332,539
Other comprehensive income, net of tax:
Total other comprehensive income	—	—	—	—
Comprehensive income (loss)	(25,138)	(19,511)	(2,142)	332,539
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(16)	(3)	16	8
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,009	3,193	2,745	(39,616)
Comprehensive income (loss) attributable to the Company	$(20,145)	$(16,321)	$619	$292,931
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Preferred Stock										Additional Paid In Capital		Noncontrolling Interests In Consolidated Entities		Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series E		Series F		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2016	1,657	$17	9,469	$95	4,630	$46	—	$—	95,471	$955	$1,597,194	$(787,221)	$770	$811,856	$118,449
Purchases of common shares	—	—	—	—	—	—	—	—	(124)	(1)	(731)	—	—	(732)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3,340	—	—	3,340	2,171
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	(34)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	862	8	(8)	—	—	—	66
Redemption of preferred shares	—	—	—	—	(4,630)	(46)	—	—	—	—	(109,580)	(6,124)	—	(115,750)	—
Issuances of preferred shares	—	—	—	—	—	—	4,800	48	—	—	115,739	—	—	115,787	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	(34,686)	—	(34,686)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	(2,657)	—	(2,657)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	(15,001)	—	(15,001)	—
Dividends declared – preferred shares- Series E	—	—	—	—	—	—	—	—	—	—	—	(6,280)	—	(6,280)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	(1,918)	—	(1,918)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,655)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	4	—	24	(11)	—	13	(13)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	(9,653)	—	(9,653)	9,653
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	619	(16)	603	(2,745)
Balance at September 30, 2016	1,657	$17	9,469	$95	—	$—	4,800	$48	96,179	$962	$1,605,978	$(862,932)	$754	$744,922	$118,926
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(2,142)	$332,539
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	182,411	149,221
Impairment charges	4,695	19,623
Amortization of intangibles	(157)	(117)
Write-off of intangibles	564	—
Bad debt expense	863	786
Equity in loss of unconsolidated entities	4,432	9,084
Distribution of earnings from unconsolidated entities	—	996
Gain on acquisition of PIM Highland JV and sale of hotel properties, net	(24,428)	(381,304)
Realized and unrealized gain on trading securities	—	(1,776)
Purchases of marketable securities	—	(96,322)
Sales of marketable securities	—	95,963
Net settlement of trading derivatives	(3,259)	(170)
Payments for derivatives	(230)	(9,975)
Realized and unrealized (gain) loss on derivatives	(823)	6,403
Amortization of loan costs and write-off of loan costs and exit fees	21,340	16,699
Equity-based compensation	5,511	2,436
Changes in operating assets and liabilities, exclusive of effect of hotel acquisitions and dispositions of hotel properties:
Restricted cash	(13,065)	(11,980)
Accounts receivable and inventories	(19,190)	(8,410)
Prepaid expenses and other assets	(13,849)	(8,337)
Accounts payable and accrued expenses	26,751	19,369
Due to/from affiliates	—	3,473
Due to/from related party	(940)	(3,923)
Due to/from third-party hotel managers	7,405	(6,300)
Due to/from Ashford Prime OP, net	535	774
Due to/from Ashford Inc., net	384	1,691
Other liabilities	1,150	2,829
Net cash provided by operating activities	177,958	133,272
Cash Flows from Investing Activities
Investment in unconsolidated entity	(2,000)	—
Proceeds from payments on note receivable	184	184
Proceeds from franchise agreement extensions	—	2,500
Acquisition of hotel properties, net of cash acquired	(2,106)	(695,969)
Change in restricted cash related to improvements and additions to hotel properties	15,709	63,452
Improvements and additions to hotel properties	(137,897)	(114,926)
Net proceeds from sales of assets/properties	168,831	7,502
Payments for initial franchise fees	(30)	(498)
Proceeds from property insurance	268	385
Net cash provided by (used in) investing activities	42,959	(737,370)
Cash Flows from Financing Activities
Borrowings on indebtedness	37,500	1,902,782
Repayments of indebtedness	(141,528)	(1,277,606)
Payments for loan costs and exit fees	(5,119)	(38,338)
Payments for dividends and distributions	(69,328)	(68,602)
Repurchases of common stock	(732)	(52,293)
Redemption of preferred stock	(115,750)	—
Payments for derivatives	(104)	(1,832)
Proceeds from common stock offering	—	110,870
Proceeds from preferred stock offering	115,769	—
Other	66	35
Net cash provided by (used in) financing activities	(179,226)	575,016
Net increase in cash and cash equivalents	41,691	(29,082)
Cash and cash equivalents at beginning of period	215,078	215,063
Cash and cash equivalents held for sale at the end of period	(348)	—
Cash and cash equivalents at end of period	$256,421	$185,981

	Nine Months Ended September 30,
	2016	2015
Supplemental Cash Flow Information
Interest paid	$152,378	$116,463
Income taxes paid	1,611	7,033
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$9,941	$6,686
Investment in unconsolidated entity	—	59,338
Acquisition of land	—	3,100
Dividends and distributions declared but not paid	22,547	22,679
Distribution of Ashford Prime OP units	—	55,633

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
As of September 30, 2016, we owned interests in the following assets:

•
126 consolidated hotel properties, including 124 (three that are held for sale) directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 26,456 total rooms (or 26,429 net rooms excluding those attributable to our partners);

•	86 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 29.7% ownership in Ashford Inc. common stock with a carrying value of $5.7 million;

•
a 96.6% ownership in Ashford Quantitative Alternatives (U.S.), LP (the “AQUA U.S. Fund”) previously named AIM Real Estate Hedged Equity (U.S.) Fund, LP (the “REHE Fund”) with a carrying value of $52.7 million; and

•	a mezzanine loan with a carrying value of $3.9 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2016, our 126 hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of September 30, 2016, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 86 of our 126 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. On June 22, 2016 and September 22, 2016, Ashford Inc. amended the agreement extending the date with respect to which Ashford Inc. and Remington Lodging have the right to terminate the agreement if the acquisition is not consummated to April 7, 2017. The acquisition is subject to the satisfaction of various conditions, and if completed, will not impact our management agreements with Remington Lodging.
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
The following items affect reporting comparability related to our consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

•	On September 1, 2016, we sold the Hampton Inn & Suites in Gainesville, Florida (“Hampton Inn Gainesville”).
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded an impairment charge of $5.0 million to investments in hotel properties for the three and nine months ended September 30, 2016. No impairment charges were recorded for the three months ended September 30, 2015. We recorded an impairment charge of $19.9 million for the nine months ended September 30, 2015. See note 4.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The sale of the Noble Five Hotels and Hampton Inn Gainesville on June 1, 2016 and September 1, 2016, respectively, does not represent a strategic shift that has (or will have) a major effect on our operations or financial results. See note 4.
Assets Held for Sale—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity that represents a strategic shift that has (or will have) a major effect on our operations and cash flows. On October 1, 2016, we completed the sale of the SpringHill Suites Gaithersburg in Gaithersburg, Maryland (“SpringHill Suites Gaithersburg”). The sale of the Courtyard Palm Desert and the Residence Inn Palm Desert in Palm Desert, California (“Palm Desert Hotels”) was completed on October 7, 2016. As such, these three hotel properties have been reclassified as held for sale assets as of September 30, 2016. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. The sale of these three hotel properties does not represent a strategic shift that has (or will have) a major effect on our operations or financial results. Therefore, these three assets have not been reclassified to discontinued operations for the three and nine months ended September 30, 2016. See note 4.
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 12.2% to 96.6% are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in loss of unconsolidated entities. No such impairment was recorded in the three and nine months ended September 30, 2016 and 2015.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. The Company is currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2016-15 will have on our consolidated financial statements and related disclosures.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$665,729	$704,534
Buildings and improvements	3,917,407	4,026,857
Furniture, fixtures, and equipment	416,187	406,893
Construction in progress	29,181	31,235
Condominium properties	11,299	11,947
Total cost	5,039,803	5,181,466
Accumulated depreciation	(851,864)	(761,782)
Investments in hotel properties, net	$4,187,939	$4,419,684
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
Marriott San Antonio - Land Acquisition
On September 13, 2016, we acquired a 100% interest in the land underlying and adjacent to the Marriott San Antonio hotel in San Antonio, Texas for total consideration of $2.0 million in cash. Upon purchase of the land, we wrote-off approximately $564,000 of an intangible asset associated with a below market lease reported as a component of “other expenses” in the consolidated statements of operations.
4. Hotel Dispositions, Assets Held For Sale and Impairments
On June 1, 2016, the Company sold the Noble Five Hotels, a 5-hotel portfolio of select-service hotel properties for approximately $142.0 million in cash. The sale resulted in a gain of $22.9 million for the nine months ended September 30, 2016 and is included in “gain on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations. The portfolio is comprised of the Courtyard Edison in Edison, New Jersey; the Residence Inn Buckhead in Atlanta, Georgia; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, Florida.
On September 1, 2016, the Company sold the Hampton Inn Gainesville for approximately $26.5 million in cash. The sale resulted in a gain of $1.6 million for the three and nine months ended September 30, 2016 and is included in “gain on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We included the results of operations for these assets through the date of disposition in net income (loss) as shown in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively. The following table includes condensed financial information from these assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total hotel revenue	$926	$11,918	$25,673	$38,247
Total hotel operating expenses	(560)	(8,379)	(16,316)	(24,615)
Operating income	366	3,539	9,357	13,632
Property taxes, insurance and other	(84)	(821)	(1,185)	(2,078)
Depreciation and amortization	(61)	(1,991)	(2,881)	(5,368)
Gain on sale of hotel properties	1,448	—	24,428	—
Interest expense and amortization of loan costs	(223)	(1,855)	(3,363)	(4,933)
Write-off of loan costs and exit fees	(940)	—	(940)	—
Net income (loss)	506	(1,128)	25,416	1,253
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(71)	150	(3,561)	(166)
Net income (loss) attributable to the Company	$435	$(978)	$21,855	$1,087
Assets Held For Sale
At September 30, 2016, the Palm Desert Hotels and the SpringHill Suites Gaithersburg were classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2. Since the sale of the properties does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operations were not reported as discontinued operations in the consolidated financial statements. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. For the three and nine months ended September 30, 2016, total revenue of $2.8 million and $11.2 million, respectively, and net loss (excluding impairment charges discussed below) of $34,000 and net income of $952,000, respectively, are included in our consolidated statements of operations. On October 1, 2016, we completed the sale of the SpringHill Suites Gaithersburg for approximately $13.2 million. On October 7, 2016, we completed the sale of the Palm Desert Hotels for approximately $36.0 million. See note 17.
The major classes of assets and liabilities related to the assets held for sale included in the consolidated balance sheet at September 30, 2016 were as follows:

September 30, 2016
Assets
Investments in hotel properties, net	$40,838
Cash and cash equivalents	348
Restricted cash	1,171
Accounts receivable	520
Inventories	17
Prepaid expenses	280
Other assets	96
Due from third-party hotel managers	25
Assets held for sale	$43,295

Liabilities
Indebtedness, net	$23,686
Accounts payable and accrued expenses	2,306
Due to related party, net	(10)
Liabilities related to assets held for sale	$25,982

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Hotel Impairments
During the three and nine months ended September 30, 2016, we recorded an impairment charge of $5.0 million related to the SpringHill Suites Gaithersburg. The impairment charge was based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. On October 1, 2016, the Company completed the sale of the property for approximately $13.2 million. After impairment charges, the carrying value of the land, building and furniture, fixtures and equipment was approximately $12.9 million at September 30, 2016.
In 2015, we announced a plan to commence the process to list for sale 24 select-service hotels. While we have determined this announcement did not meet the criteria to classify the 24 select-service hotels as held for sale, we have concluded that these properties were not to be held long-term. Based on our impairment assessment of individual properties, we recorded an impairment charge of $19.9 million related to two hotel properties during the nine months ended September 30, 2015: Residence Inn in Las Vegas, Nevada and the SpringHill Suites in Gaithersburg, Maryland, in the amounts of $17.1 million and $2.8 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. Our estimates of fair value reduced the respective carrying values of the Residence Inn in Las Vegas, Nevada and the SpringHill Suites in Gaithersburg, Maryland to $37.5 million and $15.3 million, respectively.
5. Note Receivable
At September 30, 2016 and December 31, 2015, we had one mezzanine loan receivable with a net carrying value of $3.9 million and $3.7 million, respectively, net of a valuation allowance of $6.7 million and $7.1 million, respectively. This note is secured by one hotel property, bears interest at a rate of 6.09%, and matures in 2017. All required payments on this loan are current. No impairment charges were recorded during the three and nine months ended September 30, 2016 and 2015. Valuation adjustments of $117,000 and $344,000 were credited to impairment charges during the three and nine months ended September 30, 2016 and $111,000 and $326,000 during the three and nine months ended September 30, 2015, respectively. Ongoing payments are treated as reductions of carrying value with related valuation allowance adjustments recorded as credits to impairment charges.
6. Investment in Unconsolidated Entities
Ashford Inc.
We held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 29.7% ownership interest in Ashford Inc. as of September 30, 2016, with a fair value of $28.5 million.
The following tables summarize the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2016	December 31, 2015
Total assets	$125,957	$166,991
Total liabilities	35,648	30,115
Redeemable noncontrolling interests	1,386	240
Total stockholders’ equity of Ashford Inc.	34,346	32,165
Noncontrolling interests in consolidated entities	54,577	104,471
Total equity	88,923	136,636
Total liabilities and equity	$125,957	$166,991
Our ownership interest in Ashford Inc.	$5,657	$6,616

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	$16,538	$14,496	$48,099	$42,103
Total operating expenses	(16,673)	(13,219)	(50,938)	(45,600)
Operating income (loss)	(135)	1,277	(2,839)	(3,497)
Realized and unrealized loss on investment in unconsolidated entity, net	—	(1,954)	(1,460)	(3,020)
Realized and unrealized loss on investments, net	(441)	(7,826)	(5,889)	(9,781)
Other	59	385	(21)	599
Income tax expense	(575)	(1,036)	(560)	(1,500)
Net loss	(1,092)	(9,154)	(10,769)	(17,199)
Loss from consolidated entities attributable to noncontrolling interests	486	9,208	6,852	13,323
Net loss attributable to redeemable noncontrolling interests	321	—	794	10
Net income (loss) attributable to Ashford Inc.	$(285)	$54	$(3,123)	$(3,866)
Our equity in earnings (loss) of Ashford Inc.	$(85)	$16	$(959)	$(1,242)
AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 52.4% ownership interest in the AQUA U.S. Fund, previously named the REHE Fund. The AQUA U.S. Fund is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016, the AQUA U.S. Fund was consolidated by Ashford Inc. The AQUA U.S. Fund invests substantially all of its assets in the Ashford Quantitative Alternatives Master Fund, LP (the “Master Fund”), previously named the AIM Real Estate Hedged Equity Master Fund, LP, and as a consequence of our investment in the AQUA U.S. Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the AQUA U.S. Fund.
The following tables summarize the consolidated balance sheets as of September 30, 2016 and December 31, 2015 and the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 of the AQUA U.S. Fund (in thousands):
Ashford Quantitative Alternatives (U.S.), LP
Condensed Balance Sheets
(unaudited)

	September 30, 2016	December 31, 2015
Total assets	$56,871	$106,792
Total liabilities	2,311	—
Partners’ capital	54,560	106,792
Total liabilities and partners’ capital	$56,871	$106,792
Our ownership interest in the AQUA U.S. Fund	$52,675	$55,952

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Quantitative Alternatives (U.S.), LP
Condensed Statement of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total investment income	$42	$508	$94	$732
Net expenses	(58)	(205)	(320)	(235)
Net investment income (loss)	(16)	303	(226)	497
Net unrealized gain (loss) on investments	254	(7,839)	1,194	(10,829)
Net realized gain (loss) on investments	(649)	29	(6,980)	1,064
Net loss attributable to the AQUA U.S. Fund	$(411)	$(7,507)	$(6,012)	$(9,268)
Our equity in loss of the AQUA U.S. Fund	$(395)	$(3,932)	$(3,277)	$(4,880)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The AQUA U.S. Fund records its investment in the Master Fund at its proportionate share of net assets. Income (loss) and distributions are allocated to the AQUA U.S. Fund’s partners based on their ownership percentage of the AQUA U.S. Fund. Our equity in loss in the AQUA U.S. Fund represents our share of the AQUA U.S. Fund’s loss for the three and nine months ended September 30, 2016 and 2015. We generally may redeem our investment in the AQUA U.S. Fund on the last business day of the month after providing written notice. As of September 30, 2016, we have no unfunded commitments. We are not obligated to pay any portion of the management fee or the performance allocation in favor of the AQUA U.S. Fund’s investment manager and general partner, respectively, but do share pro rata in all other applicable expenses of the AQUA U.S. Fund. As of September 30, 2016 and December 31, 2015, we owned an approximate 96.6% and 52.4% ownership interest in the AQUA U.S. Fund, respectively.
Other
In July 2015, we announced that our board of directors declared the distribution (1) to our stockholders of approximately 4.1 million shares of common stock of Ashford Hospitality Prime, Inc. (“Ashford Prime”) to be received by us upon redemption of common units of Ashford Hospitality Prime Limited Partnership, the operating partnership of Ashford Prime (“Ashford Prime OP”) and (2) to the common unitholders of Ashford Trust OP of our remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015. As a result of the distribution, we no longer retain an interest in Ashford Prime. The previously deferred gain of $599,000 from the sale of the Pier House Resort in March 2014 was recognized during the three and nine months ended September 30, 2015.
In March 2016, the Company invested $2.0 million in OpenKey, which is controlled and consolidated by Ashford Inc., for a 12.2% ownership interest. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of September 30, 2016, our ownership interest had a carrying value of $1.8 million. For the three and nine months ended September 30, 2016, our equity in the loss in the unconsolidated entity was $80,000 and $196,000, respectively. Subsequent to September 30, 2016, we made an additional investment in OpenKey. See note 17.
As of December 31, 2015, we held a 14.4% subordinated beneficial interest in a trust that holds the Four Seasons property in Nevis, which had a carrying value of zero. In February 2016, the Four Seasons hotel property in Nevis was sold. No gain or loss was recognized associated with our 14.4% subordinated beneficial interest. As a result of the sale, we have no ownership interest in the hotel property as of September 30, 2016.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2016	December 31, 2015
Secured revolving credit facility (3)	None	October 2016	Base Rate (2) + 2.00% or LIBOR (1) + 3.00%	$—	$—
Mortgage loan (4)	8 hotels	January 2017	LIBOR (1) + 4.95%	376,800	376,800
Mortgage loan (5)	5 hotels	February 2017	LIBOR (1) + 4.75%	200,000	200,000
Mortgage loan (6)	24 hotels	April 2017	LIBOR (1) + 4.39%	1,070,560	1,070,560
Mortgage loan (4)	1 hotel	April 2017	LIBOR (1) + 4.95%	33,300	33,300
Mortgage loan (12)	5 hotels	April 2017	5.95%	109,087	110,302
Mortgage loan	5 hotels	April 2017	5.95%	—	99,144
Mortgage loan (12)	5 hotels	April 2017	5.95%	149,197	150,860
Mortgage loan (12)	7 hotels	April 2017	5.95%	119,341	120,671
Mortgage loan (4)	1 hotel	May 2017	LIBOR (1) + 5.10%	25,100	25,100
Mortgage loan (4)	1 hotel	June 2017	LIBOR (1) + 5.10%	43,750	43,750
Mortgage loan	1 hotel	June 2017	5.98%	15,800	16,002
Mortgage loan (4)	8 hotels	July 2017	LIBOR (1) + 4.09%	144,000	144,000
Mortgage loan (4)	1 hotel	July 2017	LIBOR (1) + 4.15%	35,200	35,200
Mortgage loan (4)	1 hotel	July 2017	LIBOR (1) + 5.10%	40,500	40,500
Mortgage loan (7)	7 hotels	August 2017	LIBOR (1) + 4.35%	301,000	301,000
Mortgage loan (7) (8)	4 hotels	August 2017	LIBOR (1) + 4.38%	52,530	62,900
Mortgage loan (7) (12)	1 hotels	August 2017	LIBOR (1) + 4.20%	37,500	37,500
Mortgage loan (6)	17 hotels	December 2017	LIBOR (1) + 5.52%	412,500	375,000
Mortgage loan	1 hotel	January 2018	4.38%	96,644	98,016
Mortgage loan	2 hotels	January 2018	4.44%	105,551	107,054
Mortgage loan (9)	1 hotel	July 2018	LIBOR (1) + 4.50%	—	21,200
Mortgage loan (9)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	12,000
Mortgage loan (10)	1 hotel	July 2019	LIBOR (1) + 3.75%	5,460	5,524
Mortgage loan	1 hotel	November 2020	6.26%	97,278	98,420
Mortgage loan	1 hotel	May 2023	5.46%	54,903	55,524
Mortgage loan	1 hotel	January 2024	5.49%	10,417	10,529
Mortgage loan	1 hotel	January 2024	5.49%	7,138	7,214
Mortgage loan	1 hotel	May 2024	4.99%	6,668	6,745
Mortgage loan	3 hotels	August 2024	5.20%	67,391	67,520
Mortgage loan	2 hotels	August 2024	4.85%	12,471	12,500
Mortgage loan	3 hotels	August 2024	4.90%	24,922	24,980
Mortgage loan	3 hotels	February 2025	4.45%	53,443	54,110
Mortgage loan	2 hotels	February 2025	4.45%	23,850	24,147
Mortgage loan	2 hotels	February 2025	4.45%	20,662	20,919
				3,764,963	3,868,991
Premiums, net				4,053	5,626
Deferred loan costs, net				(16,685)	(34,000)
				$3,752,331	$3,840,617

Indebtedness related to assets held for sale (11)				23,850	—
Deferred loan costs related to assets held for sale, net				(164)	—
Indebtedness, net				$3,728,645	$3,840,617
____________________________________
(1) LIBOR rates were 0.531% and 0.430% at September 30, 2016 and December 31, 2015, respectively.
(2) Base Rate, as defined in the secured revolving credit facility agreement is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5% or (iii) LIBOR + 1.0%.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(3) Our borrowing capacity under our secured revolving credit facility is $100.0 million. The secured revolving credit facility expired in October 2016. See note 17.
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
(7) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions. The first one-year extension period began in August 2016.
(8) This loan had a $10.4 million pay down of principal related to the SpringHill Suites Gaithersburg on September 30, 2016. See notes 4 and 17.
(9) This mortgage loan has two one-year extension options subject to satisfaction of certain conditions.
(10) This mortgage loan provides for an interest rate of LIBOR + 3.75% with a 0.25% LIBOR floor for the first 18 months. Beginning February 2016, the interest rate is fixed at 4.0%.
(11) This mortgage loan relates to the Courtyard Palm Desert and the Residence Inn Palm Desert in Palm Desert, California. See note 4.
(12) This mortgage loan was refinanced subsequent to September 30, 2016. See note 17.
On September 30, 2016, we repaid $10.4 million of principal on our mortgage loan partially secured by the SpringHill Suites Gaithersburg. This hotel property was sold on October 1, 2016. See note 4.
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
During the three and nine months ended September 30, 2016 we recognized premium amortization of $527,000 and $1.6 million, respectively, and during the three and nine months ended September 30, 2015 we recognized $365,000 and $976,000, respectively. The amortization of the premium is computed using the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios, maintaining an overall minimum net worth, maintaining a maximum loan to value ratio, and maintaining an overall minimum total assets. As of September 30, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) allocated to common stockholders:
Income (loss) attributable to the Company	$(20,145)	$(16,321)	$619	$292,931
Less: Dividends on preferred stock	(8,875)	(8,490)	(25,856)	(25,471)
Less: Extinguishment of issuance costs upon redemption of Series E preferred stock	(6,124)	—	(6,124)	—
Less: Dividends on common stock	(11,345)	(11,281)	(34,018)	(35,216)
Less: Dividends on unvested performance stock units	(40)	—	(120)	—
Less: Dividends on unvested restricted shares	(197)	(176)	(548)	(517)
Less: Undistributed income allocated to unvested shares	—	—	—	(2,713)
Undistributed income (loss)	(46,726)	(36,268)	(66,047)	229,014
Add back: Dividends on common stock	11,345	11,281	34,018	35,216
Distributed and undistributed income (loss) - basic	$(35,381)	$(24,987)	$(32,029)	$264,230
Add back: Income allocated to operating partnership units	—	—	—	39,616
Distributed and undistributed net income (loss) - diluted	$(35,381)	$(24,987)	$(32,029)	$303,846

Weighted average shares outstanding:
Weighted average common shares outstanding - basic	94,531	95,888	94,384	97,061
Effect of assumed conversion of operating partnership units	—	—	—	18,499
Weighted average shares outstanding - diluted	94,531	95,888	94,384	115,560

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.37)	$(0.26)	$(0.34)	$2.72

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.37)	$(0.26)	$(0.34)	$2.63
Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$197	$176	$548	$3,230
Income allocated to unvested performance stock units	40	—	120	—
Loss attributable to noncontrolling interest in operating partnership units	(5,009)	(3,193)	(2,745)	—
Total	$(4,772)	$(3,017)	$(2,077)	$3,230

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	479	543	334	440
Effect of unvested performance stock units	41	—	24	—
Effect of assumed conversion of operating partnership units	19,252	18,581	19,046	—
Total	19,772	19,124	19,404	440

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows. The interest rate derivatives currently include interest rate caps and interest rate floors. These derivatives are subject to master netting settlement arrangements. To mitigate the nonperformance risk, we routinely use a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.
During the nine months ended September 30, 2016, we entered into interest rate caps with notional amounts totaling $628.5 million and strike rates ranging from 2.00% to 4.50%. These interest rate caps had effective dates from February 2016 to August 2016, maturity dates from February 2017 to December 2017, and a total cost of $104,000. These instruments were not designated as cash flow hedges. These instruments cap the interest rates on our mortgage loans with principal balances of $628.5 million and maturity dates from February 2017 to December 2017.
During the nine months ended September 30, 2015, we entered into interest rate caps with notional amounts totaling $1.8 billion and strike rates ranging from 1.50% to 3.00%. These interest rate caps had effective dates from January 2015 to August 2015, maturity dates from January 2017 to August 2018, and a total cost of $1.8 million. These instruments were not designated as cash flow hedges. We also entered into interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to 0%. These interest rate floors had effective dates from April 2015 to July 2015, maturity dates from April 2020 to July 2020, and a total cost of $9.4 million.
As of September 30, 2016, we held interest rate caps with notional amounts totaling $2.8 billion and strike rates ranging from 1.5% to 4.5%. These instruments had maturity dates ranging from January 2017 to August 2018. As of September 30, 2016, we held interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to 0%. These instruments had maturity dates ranging from April 2020 to July 2020.
Credit Default Swap Derivatives—A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $8.2 million as of September 30, 2016. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
Options on Futures Contracts—During the nine months ended September 30, 2016, we purchased an option on Eurodollar futures for total costs of $250,000, and a maturity date of June 2017. During the nine months ended September 30, 2015, we purchased options on Eurodollar futures for total costs of $743,000, and maturity dates ranging from September 2016 to March 2017.

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2016, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.531% to 0.880% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total

September 30, 2016:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$6,527	$—	$—	$6,527
Interest rate derivatives - caps	—	4	—	—	4
Credit default swaps	—	5,483	—	(4,358)	1,125
Options on futures contracts	195	—	—	—	195
Total	$195	$12,014	$—	$(4,358)	$7,851	(2)

December 31, 2015:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1,747	$—	$—	$1,747
Interest rate derivatives - caps	—	361	—	—	361
Credit default swaps	—	5,152	—	(4,059)	1,093
Options on futures contracts	234	—	—	—	234
Total	$234	$7,260	$—	$(4,059)	$3,435	(2)
____________________________________
(1) Represents net cash collateral posted between us and our counterparties.
(2) Reported net as “derivative assets, net” in the consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2016		2015
Assets
Derivative assets:
Interest rate derivatives - floors	$(8,202)		$(3,336)
Interest rate derivatives - caps	(40)		(406)
Credit default swaps	(1,854)	(5)	992
Options on futures contracts	(155)		—
Total	(10,251)		(2,750)

Total combined
Interest rate derivatives - floors	$(8,202)		$(3,336)
Interest rate derivatives - caps	(40)		(406)
Credit default swaps	(1,307)		992
Options on futures contracts	1		—
Unrealized loss on derivatives	(9,548)	(1)	(2,750)	(1)
Realized loss on credit default swaps	(547)	(2) (5)	—
Realized loss on options on futures contracts	(156)	(2)	—
Net	$(10,251)		$(2,750)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2016		2015
Assets
Derivative assets:
Interest rate derivatives - floors	$4,780		$(5,366)
Interest rate derivatives - caps	(460)		(1,834)
Credit default swaps	(3,227)	(5)	797
Options on futures contracts	(270)		—
Equity put options	—		(1,717)
Equity call options	—		26
Non-derivative assets:
Equity - American Depositary Receipt	—		(150)
Equity	—		1,072
U.S. Treasury	—		314
Total	823		(6,858)
Liabilities
Derivative liabilities:
Short equity put options	$—		$1,002
Short equity call options	—		1,470
Non-derivative liabilities:
Short equity securities	—		78
Total	—		2,550
Net	$823		$(4,308)
Total combined
Interest rate derivatives - floors	$4,780		$(5,366)
Interest rate derivatives - caps	(460)		(1,834)
Credit default swaps	42		797
Options on futures contracts	(114)		—
Unrealized gain (loss) on derivatives	4,248	(1)	(6,403)	(1)
Realized loss on credit default swaps	(3,269)	(2) (5)	—
Realized loss on options on futures contracts	(156)	(2)	—
Unrealized gain (loss) on marketable securities	—		127	(3)
Realized gain on marketable securities	—		1,968	(2) (4)
Net	$823		$(4,308)

____________________________________
(1) Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.
(2) Included in “other income (expense)” in the consolidated statements of operations.
(3) Reported as “unrealized loss on marketable securities” in the consolidated statements of operations.
(4) Includes costs of $130 and $319 for the three and nine months ended September 30, 2015, respectively, associated with credit default swaps.
(5)Excludes costs of $237 and $615, included in “other income (expense)” for the three and nine months ended September 30, 2016, respectively, associated with credit default swaps.

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

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets, net	$7,851	$7,851	$3,435	$3,435

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$256,769	$256,769	$215,078	$215,078
Restricted cash (1)	151,036	151,036	153,680	153,680
Accounts receivable, net (1)	61,539	61,539	40,438	40,438
Note receivable, net	3,906	3,598 to 3,977	3,746	3,344 to 3,696
Due from Ashford Prime OP, net	—	—	528	528
Due from third-party hotel managers (1)	15,697	15,697	22,869	22,869

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,769,016	$3,600,253 to $3,979,226	$3,874,617	$3,683,196 to $4,070,904
Accounts payable and accrued expenses (1)	152,425	152,425	123,444	123,444
Dividends and distributions payable	22,547	22,547	22,678	22,678
Due to Ashford Inc., net	10,240	10,240	9,856	9,856
Due to Ashford Prime OP, net	7	7	—	—
Due to related party, net (1)	821	821	1,339	1,339
Due to third-party hotel managers	2,737	2,737	2,504	2,504
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of September 30, 2016. See note 4.
Cash, cash equivalents, and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, accounts payable and accrued expenses, dividends payable, due to/from Ashford Prime OP, due to/from related party, due to/from Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Note receivable, net. Fair value of notes receivable is determined using similar loans with similar collateral. We relied on our internal analysis of what we believe a willing buyer would pay for this note. We estimated the fair value of the note receivable to be approximately 7.9% lower to 1.8% higher than the carrying value of $3.9 million at September 30, 2016 and approximately 10.7% to 1.3% lower than the carrying value of $3.7 million at December 31, 2015. This is considered a Level 2 valuation technique.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 95.5% to 105.6% of the carrying value of $3.8 billion at September 30, 2016 and approximately 95.1% to 105.1% of the carrying value of $3.9 billion at December 31, 2015. This is considered a Level 2 valuation technique.
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
12. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to the Class B common units. Class B common units have a fixed dividend rate of 7.2% and have priority in payment of cash dividends over common units but otherwise have no preference over common units. Aside from the Class B common units, all other outstanding units represent common units. Beginning one year after issuance, each common unit (including each Class B common unit) may be redeemed for either cash or, at our sole discretion, up to one share of our common stock. Beginning in July 2016, each Class B common unit may be converted into a common unit at either party’s discretion. As a result of the Ashford Inc. spin-off, holders of our common stock were distributed one share of Ashford Inc. common stock for every 87 shares of our common stock, while our unitholders received one common unit of the operating limited liability company subsidiary of Ashford Inc. for each common unit of our operating partnership the holder held, and such holder then had the opportunity to exchange up to 99% of those units for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. Following the spin-off, Ashford Trust continues to hold 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, and all of our remaining lodging investments are owned by Ashford Trust OP. Therefore, each common unit and LTIP unit was worth approximately 95% of one share of our common stock at both September 30, 2016 and December 31, 2015.
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
On March 31, 2016, the compensation committee of the board of directors of the Company approved Performance LTIP units to certain executive officers. The award agreements provide for the grant of a maximum number of approximately 804,000 Performance LTIP units that will be settled in LTIPs or common units of the Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2016 and ends on December 31, 2018. The actual number of units earned may be adjusted from 0% to 100% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. The Performance LTIP units unamortized fair value of $1.9 million at September 30, 2016 will be expensed over a period of 2.3 years. Compensation expense of $290,000 and $458,000 was recorded for the three and nine months ended September 30, 2016, respectively.
As of September 30, 2016, we have issued a total of 10.1 million LTIP units (including Performance LTIP units), all of which, other than approximately 1.2 million and 662,000 issued in March 2016 and March 2015, respectively, have reached full economic parity with, and are convertible into, common units. Expense of $563,000 and $1.7 million was recognized for the three and nine months ended September 30, 2016, respectively, and expense of $174,000 and $1.1 million was recognized for the three and nine months ended September 30, 2015, respectively, which was associated with LTIP units issued to Ashford LLC’s employees and Ashford Trust’s directors and is included in “advisory services fee” and “corporate, general and administrative,” respectively, in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unrecognized cost of LTIP units, which was $3.8 million at September 30, 2016, will be expensed over a period of approximately 2.5 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the nine months ended September 30, 2016, approximately 5,000 common units with an aggregate fair value of approximately $24,000 were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price. During the nine months ended September 30, 2015, 152,000 common units with an aggregate fair value of $1.5 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of September 30, 2016 and December 31, 2015 were $118.9 million and $118.4 million, respectively, which represent ownership of our operating partnership of 14.01% and 13.36%, respectively. The carrying value of redeemable noncontrolling interests as of September 30, 2016 and December 31, 2015 included adjustments of $104.7 million and $95.0 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net loss of $5.0 million and $2.7 million for the three and nine months ended September 30, 2016, respectively, and net loss of $3.2 million and net income of $39.6 million for the three and nine months ended September 30, 2015, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.9 million and $8.7 million for the three and nine months ended September 30, 2016, respectively, and $2.7 million and $8.2 million for the three and nine months ended September 30, 2015, respectively.
13. Equity and Equity-Based Compensation
Common Stock Dividends—For each of the 2016 and 2015 quarters, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2016.
Restricted Stock Units—Restricted stock unit compensation expense for the three and nine months ended September 30, 2016 was $1.1 million and $3.0 million, respectively, which is associated with restricted shares of our common stock issued to Ashford LLC’s employees, Ashford Trust’s directors and certain employees of Remington Lodging and are included in “advisory services fee,” “corporate, general and administrative” and “management fees,” respectively, in our consolidated statements of operations. Restricted stock unit compensation expense for the three and nine months ended September 30, 2015, was $402,000 and $1.4 million, respectively, which is associated with restricted shares of our common stock issued to Ashford LLC’s employees, Ashford Trust’s directors and certain employees of Remington Lodging and is included in “advisory services fee,” “corporate, general and administrative” and “management fees,” respectively, in our consolidated statements of operations. The fair value of the unrecognized cost of restricted shares, which was $7.1 million at September 30, 2016, will be expensed over a period of approximately 2.5 years.
Performance Stock Units—On March 31, 2016, the compensation committee of the board of directors of the Company approved grants of PSUs to certain executive officers. The award agreements provide for the grant of a target number of approximately 336,000 PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2016 and ends on December 31, 2018. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Compensation expense of $246,000 and $389,000 was recorded for the three and nine months ended September 30, 2016, respectively. The fair value of the unrecognized cost of PSUs, which was $1.7 million at September 30, 2016, will be expensed over a period of approximately 2.5 years.
Preferred Stock Issuance & Redemption—On July 6, 2016, the Company agreed to issue 4.8 million shares of 7.375% Series F Preferred Stock. The Series F Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock and 8.45% Series D Cumulative Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Dividends on the Series F Preferred Stock accrue in the amount of $1.8438 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series F Preferred Stock sold in this offering was paid on October 17, 2016 in the amount of $0.3995 per share.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On August 8, 2016, the Company redeemed its 9.00% Series E Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the redemption date, in an amount equal to $0.2313 per share, for a total redemption price of $25.2313 per share.
Preferred Dividends—During the three months ended September 30, 2016, the board of directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.3995 per share for our 7.375% Series F preferred stock. The Series F preferred stock dividend is pro-rated for the number of days it was outstanding during the quarter. During the three months ended September 30, 2015, the board of directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $754,000 and $770,000 at September 30, 2016 and December 31, 2015, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated income of $16,000 and loss of $16,000 for the three and nine months ended September 30, 2016, respectively, and allocated income of $3,000 and loss of $8,000 for the three and nine months ended September 30, 2015, respectively.
14. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2016, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at September 30, 2016, we pay franchisor royalty fees between 2% and 6% of gross rooms revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2017 and 2040. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
We incurred franchise fees of $18.2 million and $54.4 million for the three and nine months ended September 30, 2016, respectively, and $17.6 million and $46.4 million for the three and nine months ended September 30, 2015, respectively. Franchise fees are included in “other” hotel expenses in the consolidated statements of operations.
Management Fees—Under management agreements for our hotel properties existing at September 30, 2016, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 1.5% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2017 through 2044, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord filed an appeal with the 4th District Court of Appeals in Florida. Both parties have fully briefed the Appeal and oral argument took place on May 31, 2016. The parties have agreed to table any hearings to establish attorney's fees until after the Court of Appeals decision, which has yet to be rendered by the Court of Appeals. A decision from the Court of Appeals will likely be announced during the fourth quarter of 2016.
As a result of the jury verdict, we recorded the $10.8 million judgment, pre-judgment interest of $802,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees during 2014 and 2015. For the three and nine months ended September 30, 2016, we recorded additional pre-judgment interest of $23,000 and $71,000, respectively. Including the judgment, pre-judgment interest and estimated loss of legal expenses, total expenses recorded were $12.1 million through September 30, 2016. The additional charges related to pre-judgment interest are included in “other” hotel expenses in the consolidated statements of operations for the three and nine months ended September 30, 2016.
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
15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2016 and December 31, 2015, all of our hotel properties were domestically located.
16. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. The advisory agreement was amended in June 2015. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. We are also required to pay Ashford LLC an incentive fee that is based on our total return performance as compared to our peer group as well as to reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Advisory services fee
Base advisory fee	$8,576	$8,701	$25,842	$25,217
Reimbursable expenses (1)	1,485	1,619	4,550	4,820
Equity-based compensation (2)	1,887	468	4,535	1,790
Total advisory services fee	$11,948	$10,788	$34,927	$31,827
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford LLC.
In connection with our acquisition of the Le Pavillon and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. will be providing up to $4.0 million of key money consideration to purchase furniture, fixtures and equipment.
At September 30, 2016 and December 31, 2015, we had a payable of $10.2 million and $9.9 million, respectively, included in due to Ashford Inc., net, associated with the advisory services fee discussed above.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 147,000 shares, 167,000 shares and 6,100 shares of restricted stock under the Ashford Trust Stock Plan on June 30, 2015, April 1, 2016 and July 1, 2016, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $230,000 and $372,000 was recognized for the three and nine months ended September 30, 2016, respectively. Expense of $108,000 was recognized for both the three and nine months ended September 30, 2015. The unamortized fair value of these grants was $1.2 million as of September 30, 2016, which will be amortized over a period of 2.5 years.
17. Subsequent Events
On October 1, 2016, the Company closed on the sale of the SpringHill Suites Gaithersburg for approximately $13.2 million. The consideration received from the sale was a combination of cash and approximately 2.0 million Class B common units of the Company’s operating partnership. The Class B operating partnership units were redeemed at a price of $5.74 per unit, or a price of $6.05 per common share after taking into account the current conversion factor. The Company also paid off approximately $10.4 million of debt associated with the property. The carrying value of the land, building and furniture, fixtures and equipment was approximately $12.9 million at September 30, 2016.
On October 4, 2016, we invested an additional $322,000 in OpenKey, resulting in a 13.34% total ownership interest.
On October 7, 2016, the Company completed the sale of the Palm Desert Hotels for $36 million. The portfolio had an existing debt balance of approximately $24 million that was assumed by the buyer. After debt assumption and transaction costs, the net proceeds were approximately $11 million. The carrying value of the land, building and furniture, fixtures and equipment was approximately $28.0 million at September 30, 2016.
On October 7, 2016, the Company refinanced four mortgage loans with existing outstanding balances totaling approximately $415 million. The previous mortgage loans that were refinanced were the Wachovia 1, Wachovia 2 and Wachovia 6 loans with final maturity dates in April 2017, and the JP Morgan Chase Marriott Fremont loan with a final maturity date in August 2019. The new loan totals $450 million.
The mortgage loans were refinanced through one new mortgage loan with a two-year initial term and four one-year extension options, subject to the satisfaction of certain conditions. The loan is interest only, provides for a floating interest rate of LIBOR + 4.55%, and contains flexible release provisions for the potential sale of assets. The loan is secured by eighteen hotel properties: Courtyard Basking Ridge, Courtyard Newark, Courtyard Oakland, Courtyard Plano, Courtyard Scottsdale, Residence Inn Newark, Residence Inn Phoenix, Residence Inn Plano, SpringHill Suites Glen Allen, SpringHill Suites Manhattan Beach, SpringHill Suites

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Plymouth Meeting, Towneplace Suites Manhattan Beach, Embassy Suites Flagstaff, Marriott Bridgewater, Marriott Raleigh Durham, Marriott Suites Dallas, Sheraton Bucks County, and Marriott Fremont.
On October 13, 2016, the Company adopted and approved an amendment and restatement to each of the Company’s Performance Stock Unit Award Agreement (the “Original PSU Agreement” and, as amended and restated, the “Amended PSU Agreement”) and the Company’s Performance LTIP Unit Award Agreement (the “Original LTIP Agreement” and, as amended and restated, the “Amended LTIP Agreement”). The Amended LTIP Agreement replaces the Original LTIP Agreement under which LTIP units were granted to certain officers on March 31, 2016. The Amended PSU Agreement and the Amended LTIP Agreement modified certain provisions of the Original PSU Agreement and the Original LTIP Agreement, respectively, and do not represent a grant of new awards.
Pursuant to the Amended PSU Agreement and the Amended LTIP Agreement, the PSUs will be settled in shares of common stock of the Company and the performance LTIP units will be settled in LTIP units of Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance period, which began on January 1, 2016 and ends on December 31, 2018, unless shortened pursuant to the Amended PSU Agreement or the Amended LTIP Agreement, as applicable. In addition, the Amended PSU Agreement and the Amended LTIP Agreement, among other things, modified the definition of “Termination of Service” and modified the vesting method in the event of a change of control of the Company or the participant’s involuntary termination, death or disability. Furthermore, the Company amended the Original PSU Agreement to clarify that the grant of PSUs will be made in connection with the participant’s service to the Company only and not to Ashford Inc. and/or their respective affiliates.
On October 13, 2016, the Company agreed to issue 6.0 million shares of 7.375% Series G Preferred Stock. On October 17, 2016, the underwriters exercised the over-allotment option to purchase an additional 200,000 shares of the Series G Preferred Stock. The Series G Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock, 8.45% Series D Cumulative Preferred Stock and 7.375% Series F Cumulative Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Dividends on the Series G Preferred Stock accrue in the amount of $1.8438 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series G Preferred Stock is expected to be paid on January 17, 2017 in the amount of $0.3795 per share.
Closing of the issuance and sale of the Series G Preferred Stock occurred on October 18, 2016. The Company received net proceeds from the offering of approximately $149.8 million, including proceeds from the exercise of the over-allotment option by the underwriters, after deducting underwriting discounts, advisory fees and commissions and estimated offering expenses payable by the Company.
In October 2016, our secured revolving credit facility expired. We did not draw on the secured revolving credit facility while it was outstanding.

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
Recent Developments
In February 2016, the Four Seasons hotel property in Nevis, was sold. No gain or loss was recognized associated with our 14.4% subordinated beneficial interest. As a result of the sale, we have no ownership interest in the hotel property as of September 30, 2016.
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
In March 2016, the Company invested $2.0 million in an unconsolidated entity, OpenKey, that is controlled and consolidated by Ashford Inc., for a 12.2% ownership interest. On October 4, 2016, we invested an additional $322,000 in OpenKey, resulting in a 13.34% total ownership interest.
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

On June 1, 2016, the Company sold a 5-hotel portfolio of select-service hotel properties for approximately $142.0 million in cash. The sale resulted in gain of $22.9 million which is included in our continuing operations for the nine months ended September 30, 2016. The portfolio is comprised of the Courtyard Edison in Edison, New Jersey; the Residence Inn Buckhead in Atlanta, Georgia; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, Florida (the “Noble Five Hotels”).
On July 6, 2016, the Company agreed to issue 4.8 million shares of Series F Preferred Stock. The Series F Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock and 8.45% Series D Cumulative Preferred Stock), and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Dividends on the Series F Preferred Stock accrue in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series F Preferred Stock sold in this offering was paid on October 17, 2016 and will be in the amount of $0.39948 per share.
On August 8, 2016, the Company redeemed its 9.000% Series E Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the redemption date, in an amount equal to $0.23125 per share, for a total redemption price of $25.2313 per share.
On September 1, 2016, the Company sold the Hampton Inn Gainesville for approximately $26.5 million in cash. The sale resulted in a gain of $1.6 million for the three and nine months ended September 30, 2016 and is included in “gain on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations.
On September 13, 2016, we acquired a 100% interest in the land underlying the Marriott San Antonio hotel in San Antonio, Texas for total consideration of $2.0 million in cash. Upon purchase of the land underlying the Marriott San Antonio, we wrote-off approximately $564,000 of an intangible asset associated with a below market lease.
On October 1, 2016, the Company completed the sale of the SpringHill Suites Gaithersburg for approximately $13.2 million. The consideration received from the sale was a combination of cash and approximately 2.0 million Class B common units of the Company’s operating partnership. The Class B operating partnership units were redeemed at a price of $5.74 per unit, or a price of $6.05 per common share after taking into account the current conversion factor. The Company also paid off approximately $10.4 million of debt associated with the property. The carrying value of the land, building and furniture, fixtures and equipment was approximately $12.9 million at September 30, 2016.
On October 7, 2016, the Company completed the sale of the Courtyard Palm Desert and the Residence Inn Palm Desert in Palm Desert, California (“Palm Desert Hotels”) for approximately $36 million. The portfolio had an existing debt balance of approximately $24 million that was assumed by the buyer. After debt assumption and transaction costs, the net proceeds were approximately $11 million. The carrying value of the land, building and furniture, fixtures and equipment was approximately $28.0 million at September 30, 2016.
On October 7, 2016, the Company refinanced four mortgage loans with existing outstanding balances totaling approximately $415 million. The previous mortgage loans that were refinanced were the Wachovia 1, Wachovia 2 and Wachovia 6 loans with final maturity dates in April 2017, and the JP Morgan Chase Marriott Fremont loan with a final maturity date in August 2019. The new loan totals $450 million.
The mortgage loans were refinanced through one new mortgage loan with a two-year initial term and four one-year extension options, subject to the satisfaction of certain conditions. The loan is interest only, provides for a floating interest rate of LIBOR + 4.55%, and contains flexible release provisions for the potential sale of assets. The loan is secured by eighteen hotel properties: Courtyard Basking Ridge, Courtyard Newark, Courtyard Oakland, Courtyard Plano, Courtyard Scottsdale, Residence Inn Newark, Residence Inn Phoenix, Residence Inn Plano, SpringHill Suites Glen Allen, SpringHill Suites Manhattan Beach, SpringHill Suites Plymouth Meeting, Towneplace Suites Manhattan Beach, Embassy Suites Flagstaff, Marriott Bridgewater, Marriott Raleigh Durham, Marriott Suites Dallas, Sheraton Bucks County, and Marriott Fremont.
On October 13, 2016, the Company agreed to issue 6.0 million shares of 7.375% Series G Preferred Stock. On October 17, 2016, the underwriters exercised the over-allotment option to purchase an additional 200,000 shares of the Series G Preferred Stock. The Series G Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock, 8.45%

Series D Cumulative Preferred Stock and 7.375% Series F Cumulative Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Dividends on the Series G Preferred Stock accrue in the amount of $1.8438 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series G Preferred Stock sold in this offering is expected to be paid on January 17, 2017 in the amount of $0.3795 per share.
Closing of the issuance and sale of the Series G Preferred Stock occurred on October 18, 2016. The Company received net proceeds from the offering of approximately $149.8 million, including proceeds from the exercise of the over-allotment option by the underwriters, after deducting underwriting discounts, advisory fees and commissions and estimated offering expenses payable by the Company.
In October 2016, our secured revolving credit facility expired. We did not draw on the secured revolving credit facility while it was outstanding. Cash flows from operations, capital market activities and property refinancing proceeds have provided sufficient liquidity throughout the term of the secured revolving credit facility. Accordingly, the absence of a credit facility is not expected to have a significant impact on our liquidity.
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
Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotel properties decline. When these provisions are triggered, substantially all of the profit generated by our hotel properties is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into ground lease and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and ground lease expenses. This could affect our liquidity and our ability to make distributions to our stockholders.
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
In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. A prospectus supplement will be required to be filed related to the ATM prior to our being able to issue additional shares under the ATM program. Through September 30, 2016, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the nine months ended September 30, 2016, no shares were issued under this ATM program.
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

On July 6, 2016, the Company agreed to issue 4.8 million shares of Series F Preferred Stock. The Series F Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock and 8.45% Series D Cumulative Preferred Stock), and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Dividends on the Series F Preferred Stock accrue in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series F Preferred Stock sold in this offering was paid on October 17, 2016 and will be in the amount of $0.39948 per share.
On August 8, 2016, the Company redeemed its 9.000% Series E Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the redemption date, in an amount equal to $0.23125 per share, for a total redemption price of $25.2313 per share.
On October 7, 2016, the Company refinanced four mortgage loans with existing outstanding balances totaling approximately $415 million. The previous mortgage loans that were refinanced were the Wachovia 1, Wachovia 2 and Wachovia 6 loans with final maturity dates in April 2017, and the JP Morgan Chase Marriott Fremont loan with a final maturity date in August 2019. The new loan totals $450 million.
The mortgage loans were refinanced through one new mortgage loan with a two-year initial term and four one-year extension options, subject to the satisfaction of certain conditions. The loan is interest only, provides for a floating interest rate of LIBOR + 4.55%, and contains flexible release provisions for the potential sale of assets. The loan is secured by eighteen hotel properties: Courtyard Basking Ridge, Courtyard Newark, Courtyard Oakland, Courtyard Plano, Courtyard Scottsdale, Residence Inn Newark, Residence Inn Phoenix, Residence Inn Plano, SpringHill Suites Glen Allen, SpringHill Suites Manhattan Beach, SpringHill Suites Plymouth Meeting, Towneplace Suites Manhattan Beach, Embassy Suites Flagstaff, Marriott Bridgewater, Marriott Raleigh Durham, Marriott Suites Dallas, Sheraton Bucks County, and Marriott Fremont.
On October 13, 2016, the Company agreed to issue 6.0 million shares of 7.375% Series G Preferred Stock. On October 17, 2016, the underwriters exercised the over-allotment option to purchase an additional 200,000 shares of the Series G Preferred Stock. The Series G Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock, 8.45% Series D Cumulative Preferred Stock and 7.375% Series F Cumulative Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Dividends on the Series G Preferred Stock accrue in the amount of $1.8438 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series G Preferred Stock sold in this offering is expected to be paid on January 17, 2017 in the amount of $0.3795 per share.
Closing of the issuance and sale of the Series G Preferred Stock occurred on October 18, 2016. The Company received net proceeds from the offering of approximately $149.8 million, including proceeds from the exercise of the over-allotment option by the underwriters, after deducting underwriting discounts, advisory fees and commissions and estimated offering expenses payable by the Company.
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

The secured revolving credit facility also contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, we are subject to restrictions on incurring additional indebtedness, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of our business, investments, and capital expenditures. We also are subject to certain financial covenants, as set forth below, which are tested on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•	Total funded indebtedness (less unrestricted cash in excess of $25 million) to EBITDA shall not be greater than 9.0x. Our ratio was 8.5x at September 30, 2016.

•	Consolidated fixed charge coverage ratios to EBITDA for the previous four consecutive fiscal quarters shall not be less than 1.25x. Our ratio was 1.76x at September 30, 2016.

•	Consolidated tangible net worth not less than approximately $1.17 billion plus 75% of the net proceeds of any future equity issuances. Our net worth was $1.60 billion at September 30, 2016.
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at September 30, 2016.
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
Borrowings under the secured revolving credit facility bear interest, at our option, at LIBOR plus an applicable margin, or the base rate (as defined in the credit agreement) plus an applicable margin. The applicable margin for borrowings under the secured revolving credit facility for base rate loans are 2.0% per annum and the applicable margin for borrowings under the secured revolving credit facility for LIBOR loans are 3.0% per annum.
The secured revolving credit facility is a one-year interest-only facility with all outstanding principal being due at maturity in October 2016. No amounts were drawn under the secured revolving credit facility as of September 30, 2016.
In October 2016, our secured revolving credit facility expired. We did not draw on the secured revolving credit facility while it was outstanding. Cash flows from operations, capital market activities and property refinancing proceeds have provided sufficient liquidity throughout the term of the secured revolving credit facility. Accordingly, the absence of a credit facility is not expected to have a significant impact on our liquidity.
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
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $178.0 million and $133.3 million for the nine months ended September 30, 2016 and 2015, respectively. Cash flows from operations were impacted by changes in hotel operations, the sale of the Noble Five Hotels, the Hampton Inn Gainesville, the operating results of our 2015 hotel acquisitions, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2016, net cash flows provided by investing activities were $43.0 million. Cash inflows primarily consisted of $168.8 million attributable to cash net proceeds received from the sale of the Noble Five Hotels, the Hampton Inn Gainesville and a vacant lot associated with Le Pavillon, $15.7 million of reductions in restricted cash for capital expenditures, $268,000 of proceeds from property insurance and $184,000 of cash payments received on a previously impaired mezzanine loan. Cash inflows were partially offset by cash outlays primarily consisting of $137.9 million for capital improvements made to various hotel properties, $2.1 million for the purchase of the land underlying the San Antonio Marriott and a WorldQuest unit, a $2.0 million investment in OpenKey and $30,000 for initial franchise fees. For the nine months ended September 30, 2015, investing activities used net cash flows of $737.4 million, which primarily consisted of cash outflows of $696.0 million primarily attributable to our 2015 hotel acquisitions including the remaining approximate 28.26% interest in the PIM Highland JV hotel properties, $114.9 million for capital improvements made to various hotel properties and $498,000 for initial franchise fees. These outflows were partially offset by inflows of $63.5 million of reductions in restricted cash for capital expenditures, $7.5 million attributable to cash proceeds received from the sale of the Hampton Inn in

Terre Haute, Indiana, $2.5 million of proceeds from the extension of a certain franchise agreement, $385,000 of proceeds from property insurance and $184,000 of cash payments received on a previously impaired mezzanine loan.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2016, net cash flows used in financing activities were $179.2 million. Cash outlays primarily consisted of $69.3 million for dividend payments to common and preferred stockholders and unitholders, $141.5 million for repayments of indebtedness, $115.8 million for the redemption of preferred stock, $5.1 million for payments of loan costs and exit fees, $732,000 for the repurchase of common stock and $104,000 of payments for derivatives. Cash outlays were partially offset by cash inflows consisting primarily of $115.8 million from issuance of preferred stock and $37.5 million in borrowings on indebtedness. For the nine months ended September 30, 2015, net cash flows provided by financing activities were $575.0 million. Cash inflows consisted primarily of $1.9 billion in borrowings on indebtedness and $110.9 million from issuance of common stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $1.3 billion for repayments of indebtedness, $38.3 million for payments of loan costs and exit fees, $68.6 million for dividend payments to common and preferred stockholders and unitholders, $1.8 million of payments for derivatives and $52.3 million for repurchase of common stock.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of September 30, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
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
Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2017 and 2018 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.
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
Our existing hotel properties are mostly located in developed areas with competing hotel properties. Future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.
Dividend Policy. During the nine month periods ended September 30, 2016 and 2015, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock. In December 2015, the board of directors approved our 2016 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2016. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS
RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the ADR charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotel properties between periods and to analyze results of our comparable hotel properties (comparable hotel properties represent hotel properties we have owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Change	Nine Months Ended September 30,		Favorable/ (Unfavorable) Change
	2016	2015		2016	2015
Total revenue	$371,931	$364,516	$7,415	$1,150,373	$984,089	$166,284
Total hotel operating expenses	(234,553)	(232,055)	(2,498)	(714,692)	(610,483)	(104,209)
Property taxes, insurance, and other	(17,172)	(17,997)	825	(55,077)	(47,167)	(7,910)
Depreciation and amortization	(60,170)	(58,741)	(1,429)	(182,411)	(149,221)	(33,190)
Impairment charges	(4,922)	111	(5,033)	(4,695)	(19,623)	14,928
Transaction costs	(124)	(392)	268	(201)	(5,850)	5,649
Advisory services fee	(11,948)	(10,788)	(1,160)	(34,927)	(31,827)	(3,100)
Corporate, general, and administrative	(1,968)	(3,772)	1,804	(6,426)	(11,732)	5,306
Operating income	41,074	40,882	192	151,944	108,186	43,758
Equity in loss of unconsolidated entities	(560)	(4,369)	3,809	(4,432)	(9,084)	4,652
Interest income	92	21	71	229	67	162
Gain on acquisition of PIM Highland JV and sale of hotel properties	1,448	—	1,448	24,428	380,705	(356,277)
Other income (expense)	(926)	(314)	(612)	(4,263)	1,733	(5,996)
Interest expense and amortization of premiums and loan costs, net	(55,762)	(51,859)	(3,903)	(168,167)	(133,989)	(34,178)
Write-off of loan costs and exit fees	(972)	—	(972)	(4,913)	(4,767)	(146)
Unrealized gain on marketable securities	—	—	—	—	127	(127)
Unrealized gain (loss) on derivatives	(9,548)	(2,750)	(6,798)	4,248	(6,403)	10,651
Income tax benefit (expense)	16	(1,721)	1,737	(1,216)	(4,635)	3,419
Income (loss) from continuing operations	(25,138)	(20,110)	(5,028)	(2,142)	331,940	(334,082)
Gain on sale of hotel properties, net of tax	—	599	(599)	—	599	(599)
Net income (loss)	(25,138)	(19,511)	(5,627)	(2,142)	332,539	(334,681)
(Income) loss from consolidated entities attributable to noncontrolling interests	(16)	(3)	(13)	16	8	8
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,009	3,193	1,816	2,745	(39,616)	42,361
Net income (loss) attributable to the Company	$(20,145)	$(16,321)	$(3,824)	$619	$292,931	$(292,312)
The following table illustrates key performance indicators for our hotel properties for the three and nine months ended September 30, 2016 and 2015. The operating results of the Noble Five Hotels sold on June 1, 2016 are included for the period from January 1, 2016 through May 31, 2016 and for the three and nine months ended September 30, 2015. The operating results of the Hampton Inn Gainesville which was acquired on April 29, 2015 and sold on September 1, 2016 is included for the period from January 1, 2016 through August 31, 2016 and for the period from April 29, 2015 through September 30, 2015. The operating results of the Lakeway Resort & Spa (“Lakeway Resort”) in Austin, Texas, which was acquired on February 6, 2015, the Memphis Marriott East (“Memphis Marriott”) hotel in Memphis, Tennessee, which was acquired on February 25, 2015, the Le Pavillon Hotel (“Le Pavillon”) in New Orleans, Louisiana, which was acquired on June 3, 2015, a 9-hotel portfolio (“Rockbridge Portfolio”), which was acquired on June 17, 2015, the W Atlanta Downtown (“W Atlanta”) in Atlanta, Georgia, which was acquired on July 1, 2015, the Le Meridien Chambers Minneapolis (“Le Meridien Minneapolis”) in Minneapolis, Minnesota, which was acquired on July 23, 2015, the Hilton Garden Inn - Wisconsin Dells in Wisconsin Dells, Wisconsin (“Hilton Garden Inn - Wisconsin Dells”), which was acquired on August 5, 2015, the Hotel Indigo (“Indigo Atlanta”) in Atlanta, Georgia, which was acquired on October 15, 2015, and the W Minneapolis Foshay (“W Minneapolis”) in Minneapolis, Minnesota, which was acquired on November 10, 2015 (collectively the “2015 Hotel Acquisitions”), are included in continuing operations since their respective acquisition dates.

The operating results of the PIM Highland JV for the period from January 1, 2015 through March 5, 2015, are included in equity in loss of unconsolidated entities. On March 6, 2015, we began to consolidate the results of operations of the PIM Highland JV hotels.
The following table illustrates the key performance indicators of these hotel properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
RevPAR (revenue per available room)	$122.24	$115.84	$121.51	$117.59
Occupancy	79.36%	78.79%	78.47%	79.04%
ADR (average daily rate)	$154.02	$147.03	$154.84	$148.77
The following table illustrates the key performance indicators of the 121 and 81 comparable hotel properties that were included for the full three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
RevPAR (revenue per available room)	$121.40	$117.39	$121.01	$115.34
Occupancy	79.36%	78.89%	80.14%	79.22%
ADR (average daily rate)	$152.97	$148.79	$151.01	$145.59
Comparison of the Three Months Ended September 30, 2016 and 2015
Net Loss attributable to the Company. Net loss attributable to the Company increased $3.8 million, from a net loss of $16.3 million to net loss of $20.1 million, as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties increased $6.1 million, or 2.1%, to $300.9 million during the three months ended September 30, 2016 (the “2016 quarter”) compared to the three months ended September 30, 2015 (the “2015 quarter”). We experienced an increase in rooms revenue of $6.6 million associated with the Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells, Indigo Atlanta and W Minneapolis (“Hotel Acquisitions”) that were purchased in 2015 and $9.5 million from our comparable hotel properties and WorldQuest, which experienced an increase of 47 basis points in occupancy and a 2.8% increase in room rates. This was offset by lower revenue of $9.9 million resulting from the sale of the Noble Five Hotels and the Hampton Inn Gainesville in June 2016 and September 2016, respectively (“Hotel Dispositions”).
Food and beverage revenue experienced an increase of $996,000, or 1.8%, to $56.2 million. This increase is a result of $885,000 associated with the Hotel Acquisitions and $751,000 from our comparable hotel properties and WorldQuest, offset by lower revenue of $640,000 resulting from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $292,000, or 2.1%, to $14.4 million. This increase is a result of $981,000 of revenue associated with the Hotel Acquisitions, offset by lower revenue of $286,000 from our comparable hotel properties and WorldQuest, and $403,000 resulting from our Hotel Dispositions. Other non-hotel revenue increased $20,000, or 4.5%, to $461,000.
Hotel Operating Expenses. Hotel operating expenses increased $2.5 million, or 1.1%, to $234.6 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced an increase of $516,000 in direct expenses in the 2016 quarter as compared to the 2015 quarter, which was primarily attributable to increases of $2.1 million as a result of the Hotel Acquisitions and $2.2 million from our comparable hotel properties and WorldQuest, offset by decreases of $3.8 million resulting from our Hotel Dispositions. Direct expenses were 30.2% and 30.7% of total hotel revenue for the 2016 quarter and the 2015 quarter, respectively. We experienced an increase of $2.0 million in indirect expenses and management fees in the 2016 quarter as compared to the 2015 quarter, which was primarily attributable to increases of $2.5 million as a result of the Hotel Acquisitions and $3.5 million from our comparable hotel properties and WorldQuest, offset by decreases of $4.0 million resulting from our Hotel Dispositions. The increases from our comparable hotel properties and WorldQuest are attributable to higher hotel revenues at those properties.
Property Taxes, Insurance, and Other. Property taxes, insurance and other decreased $825,000, or 4.6%, to $17.2 million during the 2016 quarter compared to the 2015 quarter. The decrease was a result of our Hotel Dispositions and from our comparable hotel properties and WorldQuest of $737,000 and $603,000, respectively. This decrease was offset by an increase of $515,000 from Hotel Acquisitions.
Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 2.4%, to $60.2 million during the 2016 quarter compared to the 2015 quarter. The increase was primarily due to $1.3 million associated with the Hotel Acquisitions and $2.0 million which is attributable to capital expenditures at our comparable hotel properties that have occurred since September 30, 2015. These increases were offset by a decrease of $1.9 million resulting from our Hotel Dispositions.
Impairment Charges. We recorded an impairment charge of $4.9 million for the 2016 quarter and an impairment credit of $111,000 for the 2015 quarter. The change was due to an impairment charge on the SpringHill Suites Gaithersburg totaling $5.0 million in the 2016 quarter.
Transaction Costs. Transaction costs decreased $268,000, or 68.4%, to $124,000 during the 2016 quarter compared to the 2015 quarter. The 2015 quarter included costs related to the acquisitions of the PIM Highland JV, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells, the Rockbridge Portfolio, W Atlanta and the W Minneapolis.
Advisory Services Fee. Advisory services fee increased $1.2 million or 10.8%, to $11.9 million in the 2016 quarter compared to the 2015 quarter, which represent fees paid in connection with the advisory agreement between Ashford Inc. and the Company. For the 2016 quarter, the advisory services fee was comprised of a base advisory fee of $8.6 million, reimbursable expenses of $1.5 million and equity-based compensation of $1.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2015 quarter, the advisory services fee comprised of a base advisory fee of $8.7 million, reimbursable expenses of $1.6 million and equity-based compensation of $468,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $1.8 million, or 47.8%, to $2.0 million during the 2016 quarter compared to the 2015 quarter. The decrease was primarily attributable to $1.6 million of transaction, acquisition and management conversion costs in the 2015 quarter and a decrease of $231,000 for public company costs, office expenses, professional fees and other miscellaneous expenses.
Equity in Loss of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $560,000 and $4.4 million for the 2016 and 2015 quarter, respectively. The 2016 quarter includes equity in loss in Ashford Inc. of $85,000, in OpenKey of $80,000 and in the AQUA U.S. Fund of $395,000. The 2015 quarter included equity in loss in the AQUA U.S. Fund of $3.9 million and in Ashford Prime of $453,000, offset by equity in earnings of $16,000 in Ashford Inc.
Interest Income. Interest income was $92,000 and $21,000 for the 2016 quarter and the 2015 quarter, respectively.
Gain on Acquisition of PIM Highland JV and Sale of Hotel Properties. Gain on acquisition of PIM Highland JV and sale of hotel properties was $1.4 million for the 2016 quarter related to the sale of the Hampton Inn Gainesville.
Other Expense. Other expense increased $612,000, or 194.9%, to $926,000 during the 2016 quarter compared to the 2015 quarter. In the 2016 quarter, we recognized a realized loss of $547,000 related to the maturity of a CMBX tranche, a loss of $156,000 related to the maturity of options on futures contracts and $237,000 related to CMBX premiums and usage fees. Due to the contribution of certain marketable securities in consideration for an ownership interest in the AQUA U.S. Fund, we no longer have realized gain or loss on marketable securities and dividend income in the 2015 quarter.
Interest Expense and Amortization of Premiums and Loan Costs, net. Interest expense and amortization of premiums and loan costs, net, increased $3.9 million, or 7.5%, to $55.8 million during the 2016 quarter compared to the 2015 quarter. The increase is primarily due to higher loan cost amortization and interest expense of $1.0 million as a result of new financings on the majority of the Hotel Acquisitions and higher loan cost amortization and interest expense as a result of refinances on our comparable hotel properties of $4.5 million, offset by a decrease of $1.6 million resulting from our Hotel Dispositions. The average LIBOR rates for the 2016 quarter and the 2015 quarter were 0.51% and 0.20%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $972,000 for the 2016 quarter, resulting from the write-off of unamortized loan costs of $460,000 and exit fees of $512,000 million primarily related to the sale of the Hampton Inn Gainesville. There were no write-off of loan costs and exit fees in the 2015 period.
Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $6.8 million, from an unrealized loss of $2.8 million in the 2015 quarter to an unrealized loss of $9.5 million during the 2016 quarter. The 2016 quarter had unrealized losses of $8.2 million, $1.9 million, $155,000 and $40,000 on interest rate floors, our remaining CMBX tranches, options on futures contracts and interest rate derivatives, respectively, offset by $547,000 and $156,000 of an unrealized gain associated with the recognition of a realized loss from a CMBX tranche maturity and the maturity of an option on futures contracts, respectively. In the 2015 quarter, we had losses consisting of $3.3 million and $406,000 related to interest rate floors and interest rate derivatives, respectively, offset by an unrealized gain of $992,000 related to credit default swaps. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Benefit (Expense). Income tax benefit (expense) decreased $1.7 million, or 100.9%, to a benefit of $16,000 during the 2016 quarter compared to the 2015 quarter. The decrease in income tax expense is primarily due to a decrease in taxable income recognized by our TRS entities, as well as a decrease in forecasted full-year income tax expense for our TRS entities, as determined in accordance with the authoritative accounting guidance.
Gain on Sale of Hotel Properties, net of tax. Gain on sale of hotel properties, net of tax, was a gain of $599,000 for the 2015 quarter. We recognized a previously deferred gain of $599,000 on the sale of the Pier House Resort as a result of the distribution of Ashford Prime OP common units to our stockholders and OP unitholders that eliminated our equity investment in Ashford Prime OP. See note 4 to the consolidated financial statements.
Income from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated income of $16,000 and $3,000 for the 2016 quarter and the 2015 quarter, respectively.
Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in operating partnership were allocated net losses of $5.0 million and $3.2 million in the 2016 quarter and the 2015 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 14.01% and 13.28% in the operating partnership at September 30, 2016 and 2015, respectively.
Comparison of the Nine Months Ended September 30, 2016 and 2015
Net Income attributable to the Company. Net income attributable to the Company decreased $292.3 million, from net income of $292.9 million for the nine months ended September 30, 2015 (the “2015 period”) to net income of $619,000 for the nine months ended September 30, 2016 (the “2016 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties increased $130.0 million, or 16.5%, to $917.4 million during the 2016 period compared to the 2015 period. We experienced an increase in rooms revenue of $64.0 million as a result of the PIM Highland JV acquisition, $52.1 million associated with the 2015 Hotel Acquisitions and $25.4 million from our comparable hotel properties and WorldQuest, which experienced an increase of 92 basis points in occupancy and an increase of 3.7% in room rates. This was offset by lower revenue of $11.5 million resulting from our Hotel Dispositions.
Food and beverage revenue experienced an increase of $28.9 million, or 18.1%, to $188.5 million during the 2016 period compared to the 2015 period. This increase is a result of $20.6 million from the PIM Highland JV acquisition and $9.7 million associated with the 2015 Hotel Acquisitions, offset by lower revenue of $567,000 from our comparable hotel properties and WorldQuest and $725,000 resulting from our Hotel Dispositions. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $7.8 million, or 22.1%, to $43.2 million during the 2016 period compared to the 2015 period. This increase is a result of $3.0 million from the PIM Highland JV acquisition, $4.8 million associated with the 2015 Hotel Acquisitions and $319,000 from our comparable hotel properties and WorldQuest, offset by lower revenue of $322,000 resulting from our Hotel Dispositions.
Other non-hotel revenue decreased $434,000, or 25.1%, to $1.3 million during the 2016 period compared to the 2015 period. The decrease in other non-hotel revenue is primarily attributable to the acquisition of the PIM Highland JV. Prior to the acquisition, we received expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services.
Hotel Operating Expenses. Hotel operating expenses increased $104.2 million, or 17.1%, to $714.7 million during the 2016 period compared to the 2015 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced an increase in direct expenses of $49.4 million in the 2016 period as compared to the 2015 period, which was comprised of increases of $28.8 million from the PIM Highland JV acquisition, $19.7 million from our 2015 Hotel Acquisitions and $5.2 million from our comparable hotel properties and WorldQuest, partially offset by decreases of $4.3 million resulting from our Hotel Dispositions. Direct expenses were 29.8% of hotel revenue for both the 2016 period and the 2015 period. We experienced an increase in indirect expenses and management fees of $54.8 million in the 2016 period as compared to the 2015 period, which was comprised of increases of $29.6 million from the PIM Highland JV acquisition, $22.7 million from our 2015 Hotel Acquisitions and $6.5 million from our comparable hotel properties and WorldQuest, offset by decreases of $4.0 million from our Hotel Dispositions. The increases from our comparable hotel properties and WorldQuest are attributable to higher hotel revenues at those properties.

Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $7.9 million or 16.8%, to $55.1 million during the 2016 period compared to the 2015 period. The increase was primarily due to $3.4 million of property taxes, insurance, and other associated with the PIM Highland JV acquisition, $4.6 million associated with the 2015 Hotel Acquisitions and $878,000 from our comparable hotel properties and WorldQuest, offset by lower property taxes, insurance, and other of $893,000 resulting from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $33.2 million or 22.2%, to $182.4 million during the 2016 period compared to the 2015 period. The increase was primarily due to $13.4 million of depreciation and amortization associated with the PIM Highland JV acquisition, $13.6 million associated with the 2015 Hotel Acquisitions and $8.6 million which is attributable to capital expenditures at our comparable hotel properties that have occurred since September 30, 2015. These increases were offset by a decrease of $2.5 million resulting from our Hotel Dispositions.
Impairment Charges. We recorded impairment charges of $4.7 million and $19.6 million for the 2016 and 2015 period, respectively. We recorded an impairment charge on the SpringHill Suites Gaithersburg totaling $5.0 million for the 2016 period and on the SpringHill Suites Gaithersburg and Residence Inn Las Vegas totaling $19.9 million in the 2015 period.
Transaction Costs. Transaction costs were $201,000 in the 2016 period compared to $5.9 million in the 2015 period. The decrease is primarily attributable to costs related to the acquisitions of the PIM Highland JV, Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells and W Minneapolis in the 2015 period.
Advisory Services Fee. Advisory services fee increased $3.1 million or 9.7%, to $34.9 million in the 2016 period compared to the 2015 period, which represent fees paid in connection with the advisory agreement between Ashford Inc. and us. For the 2016 period, the advisory services fee was comprised of a base advisory fee of $25.8 million, reimbursable expenses of $4.6 million and equity-based compensation of $4.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2015 period, the advisory services fee comprised of a base advisory fee of $25.2 million, reimbursable expenses of $4.8 million and equity-based compensation of $1.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $5.3 million, or 45.2%, to $6.4 million during the 2016 period compared to the 2015 period. The decrease was primarily attributable to $5.6 million of transaction, acquisition and management conversion costs in the 2015 period, offset by increases to public company costs, office expenses, professional fees and other miscellaneous expenses in the 2016 period totaling approximately $262,000.
Equity in Loss of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $4.4 million and $9.1 million for the 2016 period and the 2015 period, respectively. The 2016 period includes equity in loss of $3.3 million in the AQUA U.S. Fund, $959,000 in Ashford Inc. and $196,000 in OpenKey. The 2015 period includes equity in loss of $4.9 million in the AQUA U.S. Fund, $3.8 million in PIM Highland JV and $1.2 million in Ashford Inc., offset by equity in earnings in Ashford Prime of $874,000.
Interest Income. Interest income was $229,000 and $67,000 for the 2016 period and the 2015 period, respectively.
Gain on Acquisition of PIM Highland JV and Sale of Hotel Properties. Gain on acquisition of PIM Highland JV and sale of hotel properties was $24.4 million and $380.7 million for the 2016 period and 2015 period, respectively. The gain in the 2016 period was primarily related to our Hotel Dispositions, slightly offset by a loss on the sale of a vacant lot associated with the Le Pavillon Hotel in New Orleans, Louisiana. See note 4 to the consolidated financial statements. The gain in the 2015 period primarily related to the acquisition of the remaining interest in the PIM Highland JV in March 2015.
Other Income (Expense). Other income (expense) changed $6.0 million, or 346.0%, from other income of $1.7 million during the 2015 period to other expense of $4.3 million during the 2016 period. In the 2016 period we recognized a realized loss of $3.3 million related to the maturities of CMBX tranches, $156,000 related to the maturity of options on futures contracts, $150,000 as a result of an investment write-off and $615,000 related to CMBX premiums and usage fees. As a result of the contribution of certain marketable securities in consideration for an ownership interest in the AQUA U.S. Fund we no longer have realized gain or loss on marketable securities and dividend income. For the 2015 period prior to our contribution to the AQUA U.S. Fund we had a realized gain on marketable securities of $1.9 million and dividend income of $255,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $34.2 million or 25.5%, to $168.2 million during the 2016 period compared to the 2015 period. The increase is primarily due to $13.9 million of higher interest expense and amortization associated with the PIM Highland JV acquisition and refinance, higher interest expense and loan cost amortization as a result of new financings on the majority of the 2015 Hotel Acquisitions of $11.8 million and higher interest expense and loan cost amortization of $10.1 million as a result of refinances on our comparable hotel properties, offset by lower interest expense and amortization of loan costs of $1.6 million resulting from our Hotel Dispositions. The average LIBOR rates for the 2016 period and the 2015 period were 0.45% and 0.18%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $4.9 million and $4.8 million for the 2016 period and 2015 period, respectively. For the 2016 period, we wrote-off unamortized loan costs of $570,000 and incurred defeasance and other exit fees of $4.3 million. For the 2015 period, we wrote-off unamortized loan costs of $86,000 and incurred defeasance and other exit fees of $4.7 million.
Unrealized Gain on Marketable Securities. Unrealized gain on marketable securities was $127,000 for the 2015 period, which was based on changes in closing market prices during the period. There was no unrealized loss on marketable securities in the 2016 period as a result of the previously discussed contribution of marketable securities to the AQUA U.S. Fund.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $10.7 million or 166.3%, from an unrealized loss of $6.4 million to an unrealized gain of $4.2 million during the 2016 period compared to the 2015 period. The 2016 period consisted of an unrealized gain of $4.8 million related to interest rate floors, a $3.3 million unrealized gain associated with the recognition of the realized loss from CMBX tranche maturities and a $156,000 unrealized gain associated with the maturity of an option on futures contract, offset by unrealized losses of $3.2 million, $270,000 and $460,000 on the remaining CMBX tranches, options on futures contracts and interest rate derivatives, respectively. In the 2015 period, we had unrealized losses consisting of $5.4 million and $1.8 million related to interest rate floors and interest rate derivatives, respectively, offset by an unrealized gain of $797,000 on credit default swaps. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Expense. Income tax expense decreased $3.4 million, or 73.8% to $1.2 million during the 2016 period compared to the 2015 period. The decrease in income tax expense is primarily due to a decrease in taxable income recognized by our TRS entities.
Gain on Sale of Hotel Properties, net of tax. Gain on sale of hotel properties, net of tax, was a gain of $599,000 for the 2015 period. We recognized a previously deferred gain of $599,000 on the sale of the Pier House Resort as a result of the distribution of Ashford Prime OP common units to our stockholders and OP unitholders that eliminated our equity investment in Ashford Prime OP. See note 4 to the consolidated financial statements.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated losses of $16,000 and $8,000 during the 2016 period and the 2015 period, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $2.7 million and net income of $39.6 million in the 2016 period and the 2015 period, respectively. Redeemable noncontrolling interests represented ownership interests of 14.01% and 13.28% in the operating partnership at September 30, 2016 and 2015, respectively.
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
OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we form partnerships or joint ventures that operate certain hotel properties. We evaluate each partnership and joint venture to determine whether the entity is a Variable Interest Entity (“VIE”). If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion of the company’s VIEs, see notes 2 and 6 to our consolidated financial statements.

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
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of premiums and loan costs, net, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gain on acquisition of PIM Highland JV and sale of hotel properties, impairment charges, write-off of loan costs and exit fees, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, unconsolidated entities and investment in securities investment fund, as well as our portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(25,138)	$(19,511)	$(2,142)	$332,539
(Income) loss from consolidated entities attributable to noncontrolling interest	(16)	(3)	16	8
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,009	3,193	2,745	(39,616)
Net income (loss) attributable to the Company	(20,145)	(16,321)	619	292,931
Interest income	(92)	(21)	(229)	(67)
Interest expense and amortization of premiums and loan costs, net	55,732	51,829	168,078	133,900
Depreciation and amortization	60,108	58,682	182,227	149,068
Income tax (benefit) expense	(16)	1,721	1,216	4,635
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,009)	(3,193)	(2,745)	39,616
Equity in loss of unconsolidated entities	85	437	959	4,204
Company's portion of EBITDA of unconsolidated entities (Ashford Inc.)	165	680	(207)	(13)
Company's portion of EBITDA of unconsolidated entities (Ashford Prime OP)	—	509	—	7,640
Company's portion of EBITDA of unconsolidated entities (PIM Highland JV)	—	—	—	11,982
EBITDA available to the Company and OP unitholders	90,828	94,323	349,918	643,896
Amortization of unfavorable contract liabilities	(543)	(543)	(1,629)	(1,593)
Impairment charges	4,922	(111)	4,695	19,623
Gain on acquisition of PIM Highland JV and sale of hotel properties	(1,448)	(599)	(24,428)	(381,304)
Write-off of loan costs and exit fees	972	—	4,913	4,767
Other (income) expense	926	314	4,263	(1,733)
Transaction, acquisition and management conversion costs	778	1,963	1,422	11,552
Legal judgment and related legal costs	23	23	71	71
Unrealized gain on marketable securities	—	—	—	(127)
Unrealized (gain) loss on derivatives	9,548	2,750	(4,248)	6,403
Dead deal costs	30	320	331	567
Non-cash stock/unit-based compensation	2,185	468	5,511	2,328
Company's portion of unrealized (gain) loss of unconsolidated entities and of the AQUA U.S. Fund	475	3,932	3,473	4,880
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	793	528	2,929	3,184
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	—	582	—	738
Adjusted EBITDA available to the Company and OP unitholders	$109,489	$103,950	$347,221	$313,252
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes extinguishment of issuance costs upon redemption of Series E preferred stock, write-off of loan costs and exit fees, other impairment charges, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, and non-cash items such as non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, unconsolidated entities and investment in securities investment fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(25,138)	$(19,511)	$(2,142)	$332,539
(Income) loss from consolidated entities attributable to noncontrolling interest	(16)	(3)	16	8
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,009	3,193	2,745	(39,616)
Preferred dividends	(8,875)	(8,490)	(25,856)	(25,471)
Extinguishment of issuance costs upon redemption of Series E preferred stock	(6,124)	—	(6,124)	—
Net income (loss) attributable to common stockholders	(35,144)	(24,811)	(31,361)	267,460
Depreciation and amortization of real estate	60,108	58,682	182,227	149,068
Gain on acquisition of PIM Highland JV and sale of hotel properties	(1,448)	(599)	(24,428)	(381,304)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,009)	(3,193)	(2,745)	39,616
Equity in loss of unconsolidated entities	85	437	959	4,204
Impairment charges on real estate	5,039	—	5,039	19,949
Company's portion of FFO of unconsolidated entities (Ashford Inc.)	(85)	372	(597)	(619)
Company's portion of FFO of unconsolidated entities (Ashford Prime OP)	—	63	—	4,371
Company's portion of FFO of unconsolidated entities (PIM Highland JV)	—	—	—	3,791
FFO available to common stockholders and OP unitholders	23,546	30,951	129,094	106,536
Extinguishment of issuance costs upon redemption of Series E preferred stock	6,124	—	6,124	—
Write-off of loan costs and exit fees	972	—	4,913	4,767
Other impairment charges	(117)	(111)	(344)	(326)
Other (income) expense	926	314	4,263	(1,733)
Transaction, acquisition and management conversion costs	778	1,963	1,422	11,552
Legal judgment and related legal costs	23	23	71	71
Unrealized gain on marketable securities	—	—	—	(127)
Unrealized (gain) loss on derivatives	9,548	2,750	(4,248)	6,403
Dead deal costs	30	320	331	567
Non-cash stock/unit-based compensation	2,185	468	5,511	2,328
Company's portion of unrealized (gain) loss of unconsolidated entities and of the AQUA U.S. Fund	475	3,932	3,473	4,880
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	793	(484)	2,929	(498)
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	—	573	—	593
Adjusted FFO available to common stockholders and OP unitholders	$45,283	$40,699	$153,539	$135,013

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2016:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Syracuse, NY	Full service	215	100	215
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	257	100	257
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	697	100	697
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	San Antonio, TX	Full service	251	100	251
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott (1)	Gaithersburg, MD	Select service	162	100	162
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott (1)	Palm Desert, CA	Select service	151	100	151
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn (1)	Palm Desert, CA	Select service	130	100	130
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
Marriott Residence Inn	Tampa, FL	Select service	109	100	109
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	253	100	253
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Crowne Plaza	Atlanta, GA	Full service	495	100	495
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, DC	Full service	173	100	173
The Melrose	Washington, DC	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	140	100	140
Ground Lease Properties
Crown Plaza	Key West, FL	Full service	160	100	160
Crown Plaza	Annapolis, MD	Full service	196	100	196
Hilton	Ft. Worth, TX	Full service	294	100	294
Renaissance	Palm Springs, CA	Full service	410	100	410
Renaissance	Portsmouth, VA	Full service	249	100	249
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
Total			26,456		26,429
(1) These hotel properties were held for sale as of September 30, 2016. See note 4 to the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments and our derivatives portfolio that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At September 30, 2016, our total indebtedness of $3.8 billion included $2.8 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2016 would be approximately $7.0 million annually. Interest rate changes have no impact on the remaining $980.2 million of fixed-rate debt. At December 31, 2015, the total consolidated indebtedness of $3.9 billion included $2.8 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2015 would be approximately $7.0 million per year. Interest rate changes will have no impact on the remaining $1.1 billion of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2016 and December 31, 2015, respectively, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We have entered into credit default swap transactions, excluding those that have matured, for notional amounts totaling $226.0 million, to hedge financial and capital market risk for upfront costs of $10.7 million, which was subsequently returned to us as collateral by our counterparties. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $8.2 million at September 30, 2016.
We have purchased options on Eurodollar futures, excluding those that have matured, to hedge our cash flow risk for total costs of $798,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are fulfilled.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2016 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord filed an appeal with the 4th District Court of Appeals in Florida. Both parties have fully briefed the Appeal and oral argument took place on May 31, 2016. The parties have agreed to table any hearings to establish attorney's fees until after the Court of Appeals decision, which has yet to be rendered by the Court of Appeals. A decision from the Court of Appeals will likely be announced during the fourth quarter of 2016.
As a result of the jury verdict, we recorded the $10.8 million judgment, pre-judgment interest of $802,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees during 2014 and 2015. For the three and nine months ended September 30, 2016, we recorded additional pre-judgment interest of $23,000 and $71,000, respectively. Including the judgment, pre-judgment interest and estimated loss of legal expenses, total expenses recorded were $12.1 million through September 30, 2016. The additional charges related to pre-judgment interest are included in “other” hotel expenses in the consolidated statements of operations for the three and nine months ended September 30, 2016.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At September 30, 2016, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31,2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the third quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	6,171	(1)	$—	(3)	—	$200,000,000
August 1 to August 31	5,452	(1)	—	(3)	—	200,000,000
September 1 to September 30	3,209	(1)	—	(3)	—	200,000,000
Total	14,832		$—		—
____________________

(1)	Includes shares that were repurchased when former employees of Ashford LLC, who held restricted shares of our common stock, forfeited the shares upon termination of employment.

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

(3)	There is no cost associated with the forfeiture of restricted shares of our common stock.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1
Articles of Amendment and Restatement, as amended by Amendment Number One to Articles of Amendment and Restatement (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed May 15, 2015) (File No. 333-204235)

3.2
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015 and by Amendment No. 3 on August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 8, 2016)

4.1
Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on July 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 12, 2016)

4.2
Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on October 17, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on October 18, 2016)

10.1
Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 15, 2016)

10.2
Amendment No. 1 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 12, 2016)

10.3
Amendment No. 2 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated October 18, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on October 18, 2016)

10.4	Amendment No.2 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated August 2, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 8, 2016)

12*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	November 9, 2016	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 9, 2016	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer