Form 10-K
period 2016-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2017-03-16
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-31775
ASHFORD HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-1062192
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Preferred Stock, Series A	New York Stock Exchange
Preferred Stock, Series D	New York Stock Exchange
Preferred Stock, Series F	New York Stock Exchange
Preferred Stock, Series G	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2016, the aggregate market value of 90,907,639 shares of the registrant’s common stock held by non-affiliates was approximately $488,174,000.
As of March 14, 2017, the registrant had 96,727,989 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2017 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2016

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
Our hotel properties are primarily operated under the widely recognized upscale and upper-upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotels Group. Currently, all of our hotel properties are located in the United States. As of December 31, 2016, we owned interests in the following:

•
123 consolidated hotel properties, including 121 (two that are held for sale) directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 26,013 total rooms (or 25,986 net rooms excluding those attributable to our partner);

•	86 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•
a 96.6% ownership in Ashford Quantitative Alternatives (U.S.), LP (the “AQUA U.S. Fund”) previously named AIM Real Estate Hedged Equity (U.S.) Fund, LP (the “REHE Fund”) with a carrying value of $50.9 million.

•	a 29.7% ownership in Ashford Inc. common stock with a carrying value of $5.9 million; and

•	a 13.3% ownership in OpenKey with a carrying value of $2.0 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2016, all of our 123 hotel properties were leased or owned by our wholly-owned and majority-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages eligible independent contractors to operate the hotel properties under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), is one of our property managers, and is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus. As of December 31, 2016, Remington Lodging managed 84 of our 123 hotel properties and the WorldQuest Resort. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. The agreement was subsequently amended to extend the date by which each of Ashford Inc. and Remington Lodging may unilaterally terminate the agreement if the acquisition has not been consummated to April 7, 2017. The acquisition is subject to the satisfaction of various conditions, and if completed, will not impact our management agreements with Remington Lodging. Third-party management companies managed our remaining hotel properties.
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
In June 2015, our board of directors modified our investment strategy to focus predominantly on full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. The change in our investment strategy was made in conjunction with our announcement that we plan to sell the vast majority our select-service hotel portfolio over time as market conditions warrant and values are supported. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice.
While our current investment strategy is focused on direct hotel investments, as the business cycle changes and the hotel markets continue to improve, we may invest in a variety of lodging-related assets based upon our evaluation of diverse market conditions including our cost of capital and the expected returns from those investments. Our investments may include: (i) direct hotel investments; (ii) mezzanine financing through origination or acquisition; (iii) first-lien mortgage financing through origination or acquisition; (iv) sale-leaseback transactions; and (v) other hospitality transactions.
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
Direct Hotel Investments—In selecting hotels to acquire, we target hotels that offer either a high current return or the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy primarily targets full-service hotels with RevPAR less than twice the national average in primary, secondary, and resort markets, typically throughout the United States and will seek to achieve both current income and appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that do not fit our investment strategy or criteria due to micro or macro market changes or other reasons.
Mezzanine Financing—Subordinated loans, or mezzanine loans, that we acquire or originate may relate to a diverse segment of hotels that are located across the U.S. These mezzanine loans are secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels. As the global economic environment improves and the hotel industry stabilizes, we may refocus our efforts on the acquisition or origination of mezzanine loans. Given the greater repayment risks of these types of loans, to the extent we acquire or originate them in the future, we will have a more conservative approach in underwriting these assets. Mezzanine loans that we acquire in the future may be secured by individual assets as well as cross-collateralized portfolios of assets.
First Mortgage Financing—From time to time, we may acquire or originate first mortgages. As the dynamics in the capital markets and the hotel industry make first-mortgage investments more attractive, we may acquire, potentially at a discount to par, or originate loans secured by first priority mortgages on hotels. We may be subject to certain state-imposed licensing regulations related to commercial mortgage lenders, with which we intend to comply. However, because we are not a bank or a federally chartered lending institution, we are not subject to state and federal regulatory constraints imposed on such entities.
Sale-Leaseback Transactions—To date, we have not participated in any sale-leaseback transactions. However, if the lodging industry fundamentals shift such that sale-leaseback transactions become more attractive investments, we may purchase hotels and lease them back to their existing hotel owners.

Other Transactions—We may also invest in other lodging related assets or businesses that offer diversification, attractive risk adjusted returns, and/or capital allocation benefits.
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
We may incur debt in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, or financing from banks, institutional investors, or other lenders. Any such indebtedness may be secured or unsecured by mortgages or other interests in our properties. This indebtedness may be recourse, non-recourse, or cross-collateralized. If recourse, such recourse may include our general assets or be limited to the particular investment to which the indebtedness relates. In addition, we may invest in properties or loans subject to existing loans secured by mortgages or similar liens on the properties, or we may refinance properties acquired on a leveraged basis. We may also from time to time receive additional capital from our advisor in the form of key money.
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
DISTRIBUTION POLICY
In December 2015, the board of directors approved our dividend policy for 2016 with an annualized target of $0.48 per share. For the year ended December 31, 2016, we have declared annual dividends of $0.48 per share. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. In December 2016, the board of directors approved our dividend policy for 2017 and we expect to pay a quarterly dividend of $0.12 per share during 2017. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
Our charter allows us to issue preferred stock with a preference on distributions, such as our Series A, Series D, Series F and Series G preferred stock. The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distributions, such as our Class B common units (which were converted to common units in 2016). The issuance of these series of preferred stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common stockholders.
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
EMPLOYEES
We have no employees. Our appointed officers and employees are provided by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc. (collectively, our “advisor”). Services which would otherwise be provided by employees are provided by Ashford LLC and by our executive officers. Ashford LLC has approximately 103 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
INSURANCE
We maintain comprehensive insurance, including liability, property, workers’ compensation, rental loss, environmental, terrorism, and, when available on commercially reasonable terms, flood, wind and earthquake insurance, with policy specifications, limits, and deductibles customarily carried for similar properties. Certain types of losses (for example, matters of a catastrophic nature such as acts of war or substantial known environmental liabilities) are either uninsurable or require substantial premiums that are not economically feasible to maintain. Certain types of losses, such as those arising from subsidence activity, are insurable only to the extent that certain standard policy exceptions to insurability are waived by agreement with the insurer. We believe, however, that our properties are adequately insured, consistent with industry standards.
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
As of December 31, 2016, we owned interests in 123 hotel properties, 118 of which operated under the following franchise licenses or brand management agreements:
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
Le Meridien is a registered trademark of Marriott International, Inc.
Sheraton is a registered trademark of Marriott International, Inc.

W is a registered trademark of Marriott International, Inc.
Westin is a registered trademark of Marriott International, Inc.
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
The hotel business is highly competitive. Our hotel properties will compete on the basis of location, room rates, quality, amenities, reputation and reservations systems, among many factors. There are many competitors in the hotel industry, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels. Over-building in the lodging industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the fixed costs of operating hotels. We may also face competition from services such as AirBnB for leisure, price sensitive guests with longer average stays.
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
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor a quarterly base management fee (subject to a minimum fee described below), that is based on a declining scale percentage of our total market capitalization (as defined in our advisory agreement) plus the Key Money Asset Management Fee (as defined in our advisory agreement), an annual incentive fee that will be based on our achievement of certain minimum performance thresholds and certain expense reimbursements. For each quarter, the minimum base management fee will be equal to the greater of (i) 90% of the base fee paid for the same quarter in the prior year; and (ii) the “G&A Ratio” multiplied by our total market capitalization for such quarter. The “G&A Ratio” will be calculated as the simple average of the ratios of total general and administrative expenses paid, less any non-cash expenses but including any dead-deal costs, in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member (as provided in our advisory agreement.) Since the base management fee is subject to this minimum amount and because a portion of such fees are contingent on our performance, the fees we pay to our advisor may fluctuate over time. However, regardless of our advisor’s performance, the total amount of fees and reimbursements paid to our advisor as a percentage of market capitalization will never be less than the average of internalized expenses of our industry peers (as provided in our advisory agreement), and there may be times when the total amount of fees and incentives paid to our advisor greatly exceeds the average of internalized expenses of our industry peers.

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
Our business plan contemplates a period of continued growth in the next several years. We cannot assure you that we will be able to adapt our management, administrative, accounting, and operational systems, or our advisor will be able to hire and retain sufficient operational staff to successfully integrate and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisitions of any additional portfolios of properties or mortgages would generate additional operating expenses for us. Any future acquisitions may also require us to enter into property improvement plans that will increase our operating expenses. As we acquire additional assets, we will be subject to the operational risks associated with owning those assets. Our failure to successfully integrate any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to our stockholders.
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
We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Monty J. Bennett, to manage 84 of our 123 hotel properties and the WorldQuest condominium properties as of December 31, 2016. We have hired unaffiliated third-party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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
The hotel business is competitive. Our hotels compete on the basis of location, room rates, quality, service levels, amenities, loyalty programs, reputation and reservation systems, among many other factors. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available to meet debt service obligations, operating expenses and requisite distributions to our stockholders.
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
We identified a material weakness in our internal controls over financial reporting that existed for the period ended December 31, 2016. If we fail to properly remediate this material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. As discussed in “Item 9A. Controls and Procedures,” we became aware of a deficiency in the operating effectiveness of our controls that led to a misstatement in our consolidated financial statements related to the release of a valuation allowance reserve for our deferred tax assets. We have corrected the misstatement; however, the lack of proper controls resulted in a material weakness in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 5.
Although we have taken remedial actions to address the material weakness, there can be no assurance that our remedial actions will be sufficient to address this material weakness or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial actions that we have taken and may take in the future are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any additional changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.
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
As of December 31, 2016, we had aggregated borrowings of approximately $3.8 billion outstanding, including $3.2 billion of variable interest rate debt. The interest we pay on variable-rate debt increases as interest rates increase above any floor rates, which may decrease cash available for distribution to our stockholders. We are also subject to the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to our stockholders, (iv) increase the risk that we could be forced to liquidate assets or repay debt, either of which could have a material adverse effect on us, and (v) create other challenging situations for us.
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

We had approximately $3.8 billion of mortgage debt outstanding as of December 31, 2016. We may face issues with these loans or with other loans or borrowings that we incur in the future, some of which issues may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt agreements, could have an adverse effect on our ability to raise equity or debt capital, could increase the cost of such capital or could otherwise have an adverse effect on our business, results of operations or financial condition.
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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as H1N1 influenza (swine flu), avian flu, SARS and the Zika virus, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

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
Five of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, our business could be materially and adversely affected.
Five of our hotels are on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those five hotels. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. We may not be able to renew any ground lease upon its expiration. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects.
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
Our operating expenses may increase in the future which could cause us to raise our room rates, which may deplete room occupancy, or cause us to realize lower net operating income as a result of increased expenses that are not offset by increased room rates, in either case decreasing our cash flow and our operating results.
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
During 2016, approximately 9.3% of our total hotel revenue was generated from nine hotels located in the Washington D.C. areas, areas considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
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
Because each of our executive officers are also key employees of our advisor or its affiliates and have ownership interests in our advisor and because our chairman of our board has an ownership interest in Remington Lodging, our advisory agreement as well as our mutual exclusivity agreement and master management agreement with Remington Lodging were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with our advisor and Remington Lodging.

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
The initial term of our advisory agreement with our advisor is 10 years from the effective date of the advisory agreement, with automatic five-year renewal terms thereafter unless previously terminated. Our board will review our advisor’s performance and fees annually and, following the 10 year initial term the advisory agreement may be terminated by us with the payment of the termination fee described below and 180 days’ prior notice upon the affirmative vote of at least two-thirds of our independent directors based upon a good faith finding that either: (1) there has been unsatisfactory performance by our advisor that is materially detrimental to us and our subsidiaries taken as a whole, or (2) the base fee and/or incentive fee is not fair (and our advisor does not offer to negotiate a lower fee that a majority of our independent directors determines is fair). Additionally, if there is a change of control transaction, we will have the right to terminate the advisory agreement with the payment of the termination fee described below. If we terminate or do not renew the advisory agreement without cause, including pursuant to clauses (1) or (2) above (following a contractual renegotiation process in the case of clause (2) above) or upon a change of control, we will be required to pay our advisor a termination fee equal to:
•(A) 1.1 multiplied by the greater of (i) 12 times the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement or (ii) the earnings multiple (calculated as our advisor’s total enterprise value on the trading day immediately preceding the day the termination notice is given to our advisor divided by our advisor’s most recently reported adjusted EBITDA) for our advisor’s common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; or (iii) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement (calculated as our advisor’s total enterprise value on the last trading day of each of the three preceding fiscal years divided by, in each case, our advisor’s adjusted EBITDA for the same periods), multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement, plus
•(B) an additional amount such that the total net amount received by our advisor after the reduction by state and federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (A) and (B) shall equal the amount described in (A).
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
Certain of our executive officers also serve as key employees and as officers of our advisor and Ashford Prime, and will continue to do so. Furthermore, Mr. Monty J. Bennett, our chairman, is also the chief executive officer and chairman of our advisor and chairman of Ashford Prime. Our advisory agreement requires our advisor to present investments that satisfy our investment guidelines to us before presenting them to Ashford Prime or any future client of our advisor. Additionally, in the future our advisor may advise other clients, some of which may have investment guidelines substantially similar to ours.
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
We rely on our advisor and its employees for the day-to-day operation of our business. Certain key employees of our advisor are executive officers of Ashford Prime and Ashford Inc. Because our advisor’s key employees have duties to Ashford Prime and Ashford Inc., as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company, Ashford Prime and Ashford Inc. Our advisor may also manage other entities in the future. During turbulent market conditions or other times when we need focused support and assistance from our advisor, other entities for which our advisor also acts as an external advisor will likewise require greater focus and attention as well, placing competing high levels of demand on the limited time and resources of our advisor’s key employees. Additionally, activist investors have, and in the future, may commence campaigns seeking to influence other entities advised by our advisor to take particular actions favored by the activist or gain representation on the board of directors of such entities, which could result in additional disruption and diversion of management's attention. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
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
Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our board of directors, Mr. Monty J. Bennett, serves as the Chief Executive Officer of Remington Lodging and Mr. Archie Bennett, Jr., who is our Chairman Emeritus, serves as Chairman of the board of directors of Remington Lodging. Messrs. Archie and Monty J. Bennett beneficially own 100% of Remington Lodging, which, as of December 31, 2016, managed 84 of our 123 hotel properties and the WorldQuest condominium properties; and provides related services, including property management services and project management services.
Messrs. Archie and Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging, and Mr. Monty J. Bennett's management obligations to Remington Lodging reduces the time and effort he spends on Ashford. Our board of directors has adopted a policy that requires all material approvals, actions or decisions to which we have the right to make under the management agreements with Remington Lodging be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude to Remington Lodging under the management agreements to which we are a party, Messrs. Archie and Monty J. Bennett, as officers of Remington Lodging, could take actions or make decisions that are not in our stockholders’ best interest or that are otherwise inconsistent with their obligations under the management agreement or our obligations under the applicable franchise agreements.
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
Pursuant to the terms of our mutual exclusivity agreement with Remington, if investment opportunities that satisfy our investment criteria are identified by Remington or its affiliates, Remington will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Prime, pursuant to an existing agreement between Ashford Prime and Remington, on materially the same terms and conditions as offered to us. If we were to reject such an investment opportunity, either Ashford Prime or Remington could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, our chairman, in his capacity as chairman of Ashford Prime or chief executive officer of Remington could be in a position of directly competing with us.
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
In order to avoid any actual or perceived conflicts of interest with our directors or officers or our advisor’s employees, we adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities. Although under this policy the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors or officers or our advisor or it has an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us.

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
Credit default hedging could fail to protect us or adversely affect us because if a swap counterparty cannot perform under the terms of our credit default swap, we may not receive payments due under such agreement and, thus, we may lose any potential benefit associated with such credit default swap. Additionally, we may also risk the loss of any cash collateral we have pledged to secure our obligations under such credit default swaps if the counterparty becomes insolvent or files for bankruptcy.
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
The performance of our prior investments is not necessarily indicative of the results that can be expected for the investments to be made by our investment subsidiary. On any given investment, total loss of the investment is possible. Although our management team has experience and has had success in making investments in real estate-related lodging debt and hotel assets, the past performance of these investments is not necessarily indicative of the results of our future investments.
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
The U.S. credit and financial markets may experience severe dislocations and liquidity disruptions. The values of our investments are likely to be sensitive to the volatility of the U.S. credit and financial markets, and, to the extent that turmoil in the U.S. credit and financial markets continues or intensifies, such volatility has the potential to materially affect the value of our investment portfolio.
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
We conduct operations so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Due to the gain we recognized as a result of the spin-off of Ashford Prime, if Ashford Prime were to fail to qualify as a REIT for 2013, we may have failed to qualify as a REIT for 2013 and subsequent taxable years. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. The Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contained a number of changes to the Internal Revenue Code provisions applicable to REITs (with various effective dates), including, among others, (1) a reduction from 25% to 20% of the maximum permitted value of a REIT’s assets that can consist of stock or securities of one or more TRSs, (2) treatment of debt instruments issued by publicly offered REITs as “real estate assets” (however, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of one of the REIT gross income tests, the 75% gross income test, and (ii) all such debt instruments may represent no more than 25% of the value of a REIT’s assets), and (3) a new 100% excise tax that applies to the extent it is determined that a REIT has been undercharged for certain services provided by a taxable REIT subsidiary. We expect that the changes will not materially impact our operations, but will continue to monitor as regulatory guidance is issued.
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
Note that although partnerships have traditionally not been subject to federal income tax at the entity level as described above, new audit rules, currently scheduled to become effective for tax years ending after December 31, 2017, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We may utilize exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. It is unclear to what extent these elections will be available to the partnership and how any such elections may affect the procedural rules available to challenge any audit adjustment that would otherwise be available in the absence of any such elections. Proposed Treasury Regulations were recently promulgated implementing portions of these new partnership audit rules, but these proposed Treasury Regulations were withdrawn without legal effect by the Trump Administration.
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
For federal income tax purposes, we recorded a gain of approximately $145.7 million as a result of the spin-off of Ashford Prime in November 2013. If Ashford Prime qualified for taxation as a REIT for 2013, that gain was qualifying income for purposes of our 2013 REIT income tests. If, however, Ashford Prime failed to qualify as a REIT for 2013, that gain would be non-qualifying income for purposes of the 75% gross income test. Although Ashford Prime covenanted in the Separation and Distribution Agreement to use reasonable best efforts to qualify as a REIT in 2013, no assurance can be given that it so qualified. If Ashford Prime failed to qualify, we would have failed our 2013 REIT income tests, which would either result in our loss of our REIT status for 2013 and the following 4 taxable years or result in a significant tax in 2013 that has not been accrued or paid and thereby would materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.
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
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2016, we had ownership interests in 123 hotel properties that were included in our consolidated operations, which included direct ownership in 121 hotel properties and 85% ownership in two hotel properties through equity investments with joint venture partners. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2016
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150	81.53%	$162.62	$132.58
Embassy Suites	Dallas, TX	Full service	150	100	150	79.40%	$137.62	$109.27
Embassy Suites	Herndon, VA	Full service	150	100	150	80.88%	$150.38	$121.62
Embassy Suites	Las Vegas, NV	Full service	220	100	220	87.06%	$122.79	$106.89
Embassy Suites (6)	Syracuse, NY	Full service	215	100	215	71.82%	$121.83	$87.50
Embassy Suites	Flagstaff, AZ	Full service	119	100	119	88.06%	$146.80	$129.27
Embassy Suites	Houston, TX	Full service	150	100	150	73.40%	$154.19	$113.18
Embassy Suites	West Palm Beach, FL	Full service	160	100	160	82.87%	$140.61	$116.52
Embassy Suites	Philadelphia, PA	Full service	263	100	263	81.30%	$155.89	$126.74
Embassy Suites	Walnut Creek, CA	Full service	249	100	249	85.32%	$172.45	$147.14
Embassy Suites	Arlington, VA	Full service	267	100	267	89.83%	$190.87	$171.45
Embassy Suites	Portland, OR	Full service	276	100	276	87.55%	$218.87	$191.61
Embassy Suites	Santa Clara, CA	Full service	257	100	257	82.16%	$233.84	$192.11
Embassy Suites	Orlando, FL	Full service	174	100	174	83.22%	$137.26	$114.22
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119	78.06%	$123.52	$96.42
Hilton Garden Inn	Austin, TX	Select service	254	100	254	79.41%	$186.10	$147.78
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158	82.77%	$116.01	$96.02
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176	88.91%	$132.75	$118.03
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128	74.25%	$122.24	$90.77
Hilton	Houston, TX	Full service	242	100	242	69.85%	$126.77	$88.55
Hilton	St. Petersburg, FL	Full service	333	100	333	78.58%	$144.00	$113.16
Hilton	Santa Fe, NM	Full service	158	100	158	85.29%	$154.67	$131.91
Hilton	Bloomington, MN	Full service	300	100	300	85.38%	$132.72	$113.31
Hilton	Costa Mesa, CA	Full service	486	100	486	85.54%	$132.88	$113.67
Hilton	Boston, MA	Full service	390	100	390	85.19%	$240.36	$204.76
Hilton	Parsippany, NJ	Full service	353	100	353	66.61%	$157.34	$104.81
Hilton	Tampa, FL	Full service	238	100	238	82.73%	$129.66	$107.27
Hampton Inn	Lawrenceville, GA	Select service	85	100	85	74.12%	$105.60	$78.27
Hampton Inn	Evansville, IN	Select service	140	100	140	70.44%	$118.38	$83.39
Hampton Inn	Parsippany, NJ	Select service	152	100	152	70.25%	$140.36	$98.60
Hampton Inn	Buford, GA	Select service	92	100	92	85.90%	$120.64	$103.63
Hampton Inn	Phoenix, AZ	Select service	106	100	106	81.44%	$120.75	$98.34
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113	73.23%	$127.71	$93.52
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103	55.27%	$107.00	$59.14
Hampton Inn	Columbus, OH	Select service	145	100	145	75.38%	$141.92	$106.98
Marriott	Beverly Hills, CA	Full service	260	100	260	84.57%	$262.98	$222.39
Marriott	Durham, NC	Full service	225	100	225	69.55%	$144.45	$100.46
Marriott	Arlington, VA	Full service	697	100	697	78.92%	$177.88	$140.38
Marriott	Bridgewater, NJ	Full service	347	100	347	68.23%	$210.00	$143.28
Marriott	Dallas, TX	Full service	265	100	265	74.50%	$141.93	$105.74
Marriott	Fremont, CA	Full service	357	100	357	80.86%	$179.30	$144.99
Marriott	Memphis, TN	Full service	232	100	232	78.59%	$152.04	$119.48
Marriott	Irving, TX	Full service	491	100	491	76.23%	$140.84	$107.35

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2016
						Occupancy	ADR	RevPAR
Marriott	Omaha, NE	Full service	300	100	300	61.61%	$131.43	$80.97
Marriott	San Antonio, TX	Full service	251	100	251	67.51%	$137.49	$92.82
Marriott	Sugarland, TX	Full service	300	100	300	69.64%	$149.44	$104.07
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102	77.18%	$106.49	$82.19
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133	79.93%	$108.36	$86.61
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90	80.70%	$116.85	$94.30
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97	82.72%	$111.68	$92.38
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136	70.85%	$94.30	$66.81
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136	76.14%	$114.56	$87.23
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120	76.92%	$104.11	$80.09
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164	88.92%	$152.10	$135.24
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199	72.73%	$118.70	$86.33
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136	66.34%	$101.06	$67.05
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86	78.70%	$108.98	$85.77
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117	65.52%	$133.77	$87.64
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315	76.94%	$223.06	$171.63
Courtyard by Marriott	Columbus, IN	Select service	90	100	90	70.33%	$100.34	$70.57
Courtyard by Marriott	Denver, CO	Select service	202	100	202	82.12%	$129.74	$106.54
Courtyard by Marriott	Louisville, KY	Select service	150	100	150	77.30%	$140.09	$108.28
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210	69.11%	$144.94	$100.17
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272	84.39%	$142.87	$120.57
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174	75.67%	$126.79	$95.95
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168	66.04%	$116.37	$76.85
Courtyard by Marriott	Savannah, GA	Select service	156	100	156	84.85%	$143.92	$122.11
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156	76.13%	$131.13	$99.83
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154	75.31%	$137.12	$103.26
Courtyard by Marriott	Oakland, CA	Select service	156	100	156	88.42%	$160.05	$141.52
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180	77.77%	$113.78	$88.49
Courtyard by Marriott	Plano, TX	Select service	153	100	153	70.37%	$137.76	$96.94
Courtyard by Marriott	Newark, CA	Select service	181	100	181	79.38%	$163.00	$129.39
Courtyard by Marriott	Manchester, CT	Select service	90	85	77	75.74%	$130.88	$99.12
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235	68.32%	$193.71	$132.34
Courtyard by Marriott	Wichita, KS	Select service	128	100	128	77.15%	$123.45	$95.23
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210	66.93%	$139.57	$93.41
Homewood Suites	Pittsburgh, PA	Select service	148	100	148	60.21%	$132.24	$79.61
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210	75.97%	$125.99	$95.71
Marriott Residence Inn	Evansville, IN	Select service	78	100	78	79.69%	$124.23	$99.00
Marriott Residence Inn	Orlando, FL	Select service	350	100	350	86.29%	$121.51	$104.85
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159	71.69%	$142.91	$102.45
Marriott Residence Inn	San Diego, CA	Select service	150	100	150	84.76%	$155.48	$131.78
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144	75.44%	$117.06	$88.31
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256	86.30%	$119.43	$103.07
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200	80.22%	$114.70	$92.01
Marriott Residence Inn	Plano, TX	Select service	126	100	126	85.55%	$115.74	$99.02
Marriott Residence Inn	Newark, CA	Select service	168	100	168	86.64%	$173.25	$150.10
Marriott Residence Inn	Manchester, CT	Select service	96	85	82	83.97%	$138.81	$116.56
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120	85.00%	$120.98	$102.83
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101	68.77%	$113.13	$77.80
Marriott Residence Inn	Tampa, FL	Select service	109	100	109	80.47%	$146.73	$118.08
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143	82.22%	$142.17	$116.89
One Ocean	Atlantic Beach, FL	Full service	193	100	193	68.10%	$208.16	$141.76
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197	74.79%	$152.73	$114.22

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2016
						Occupancy	ADR	RevPAR
Sheraton Hotel	Langhorne, PA	Full service	186	100	186	70.90%	$119.84	$84.97
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220	71.36%	$130.00	$92.77
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378	79.31%	$122.02	$96.77
Sheraton Hotel	Anchorage, AK	Full service	370	100	370	71.25%	$136.01	$96.90
Sheraton Hotel	San Diego, CA	Full service	260	100	260	82.26%	$134.77	$110.87
Hyatt Regency	Coral Gables, FL	Full service	253	100	253	84.56%	$192.15	$162.48
Hyatt Regency	Hauppauge, NY	Full service	358	100	358	66.32%	$133.41	$88.47
Hyatt Regency	Savannah, GA	Full service	351	100	351	83.11%	$184.24	$153.12
Renaissance	Nashville, TN	Full service	673	100	673	84.40%	$234.12	$197.61
Crowne Plaza	Atlanta, GA	Full service	495	100	495	71.59%	$118.81	$85.05
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124	62.99%	$153.99	$97.00
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168	62.22%	$175.58	$109.25
Silversmith	Chicago, IL	Full service	144	100	144	75.28%	$184.12	$138.61
The Churchill	Washington, DC	Full service	173	100	173	69.00%	$194.89	$134.47
The Melrose	Washington, DC	Full service	240	100	240	82.64%	$201.49	$166.51
Le Pavillon	New Orleans, LA	Full service	226	100	226	66.27%	$154.82	$102.60
The Ashton	Ft. Worth, TX	Full service	39	100	39	78.88%	$201.33	$158.81
Westin	Princeton, NJ	Full service	296	100	296	70.62%	$149.65	$105.68
W	Atlanta, GA	Full service	237	100	237	77.53%	$210.03	$162.83
W	Minneapolis, MN	Full service	229	100	229	84.60%	$207.63	$175.65
Le Meridien	Minneapolis, MN	Full service	60	100	60	85.10%	$218.24	$185.72
Hotel Indigo	Atlanta, GA	Full service	140	100	140	73.15%	$136.34	$99.73
Ritz-Carlton	Atlanta, GA	Full service	444	100	444	75.69%	$218.74	$165.57
Ground Lease Properties
Crown Plaza (1)	Key West, FL	Full service	160	100	160	86.43%	$276.62	$239.09
Crown Plaza (2)	Annapolis, MD	Full service	196	100	196	50.69%	$109.34	$55.43
Hilton (3)	Ft. Worth, TX	Full service	294	100	294	76.77%	$161.64	$124.09
Renaissance (4)	Palm Springs, CA	Full service	410	100	410	68.75%	$153.74	$105.70
Renaissance (5) (6)	Portsmouth, VA	Full service	249	100	249	71.69%	$103.43	$74.15
Total			26,013		25,986	76.99%	$155.63	$119.83
________
(1) The ground lease expires in 2084.
(2) The ground lease expires in 2114.
(3) The ground lease expires in 2040.
(4) The ground lease expires in 2059.
(5) The ground lease expires in 2049.
(6) These hotel properties were held for sale as of December 31, 2016. See note 6 to the consolidated financial statements.

Item 3.	Legal Proceedings
Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord filed an appeal with the 4th District Court of Appeals in Florida. As a result of the jury verdict, we recorded the $10.8 million judgment, pre and post-judgment interest of $707,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees for the year ended December 31, 2014. For the year ended December 31, 2015, we recorded post-judgment interest of $95,000.
Both parties have fully briefed the Appeal and oral argument took place on May 31, 2016. The parties have agreed to table any hearings to establish attorney's fees until after the Court of Appeals decision. In December 2016, the 4th District Court of Appeals issued a decision which affirmed the wrongful eviction judgment and reversed certain other judgments. The Court of Appeals also ruled that the plaintiff was entitled to pre-judgment interest on the wrongful eviction judgment. The decision reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment resulting in a total loss as of December 31, 2016, including the judgment and pre and post-judgment interest, of $12.8 million, or $13.2 million including a reasonable estimate of $400,000 for legal fees, which is included in accounts payable and accrued expenses on our consolidated balance sheet.
On January 11, 2017, we filed a motion for rehearing, rehearing en banc (meaning rehearing by the entire Appellate Court) as well as certification of the issues. On March 7, 2017, the Appellate Court denied our motions. We are currently evaluating our options for further appeal to the Florida Supreme Court.
For the year ended December 31, 2016, we recorded expense of $1.2 million, which included the revised judgment and pre and post-judgment interest. The charges are included in “other” hotel expenses in the consolidated statements of operations.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On March 14, 2017, there were 370 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of one Section 13G filer that presently holds in excess of 9.8% of our outstanding common shares, but our board of directors has granted a waiver which provides this holder with an exception to our ownership restrictions.

The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per share of common stock. The sales prices have not been adjusted for the impact of the Ashford Inc. spin-off. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the spin-off transaction.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$6.40	$6.40	$7.16	$7.91
Low	4.15	4.79	5.10	5.35
Close	6.38	5.37	5.89	7.76
Cash dividends declared per share	0.12	0.12	0.12	0.12
2015
High	$11.05	$10.18	$9.25	$7.51
Low	9.52	7.77	6.01	5.85
Close	9.62	8.46	6.10	6.31
Cash dividends declared per share	0.12	0.12	0.12	0.12
For the years ended December 31, 2016 and 2015, we declared and paid dividends of $0.48 per share, paid at a rate of $0.12 per share per quarter. In December 2016, the board of directors approved our dividend policy for 2017, and we expect to pay a quarterly dividend of $0.12 per share for 2017. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2016			2015			2014
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.4800	(1)	100.00	0.4800	(1)	100.00	0.4800	(1)	100.00
Total	$0.4800		100.00%	$0.4800		100.00%	$0.4800		100.00%
Common Stock (stock):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—%
Return of capital	—		—	0.6099		100.00	0.6437		100.00%
Total	$—		—%	$0.6099		100.00%	$0.6437		100.00%
Preferred Stock – Series A:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	1.8277	(1)	85.51	—		—
Return of capital	2.1376	(1)	100.00	0.3098	(1)	14.49	1.6031	(1)	100.00
Total	$2.1376		100.00%	$2.1375		100.00%	$1.6031		100.00%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	1.8064	(1)	85.51	—		—
Return of capital	2.1124	(1)	100.00	0.3061	(1)	14.49	1.5844	(1)	100.00
Total	$2.1124		100.00%	$2.1125		100.00%	$1.5844		100.00%
Preferred Stock – Series E:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	1.9239	(1)	85.51	—		—
Return of capital	1.6875	(1)	100.00	0.3261	(1)	14.49	1.6875	(1)	100.00
Total	$1.6875		100.00%	$2.2500		100.00%	$1.6875		100.00%
Preferred Stock – Series F:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.3995	(1)	23.67	—		—	—		—
Total	$0.3995		23.67%	$—		—%	$—		—%
____________________

(1)
The fourth quarter 2014 preferred and common distributions paid January 15, 2015 are treated as 2015 distributions for tax purposes. The fourth quarter 2015 common distributions paid January 15, 2016 are treated as 2016 distributions for tax purposes. The fourth quarter 2016 preferred and common distributions paid January 17, 2017 are treated as 2017 distributions for tax purposes.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	None	N/A	2,121,263	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	2,121,263
____________________

(1)
As of December 31, 2016, there were 2,121,263 shares of our common stock, or securities convertible into 2,121,263 shares of our common stock that remained available for issuance under our Amended and Restated 2011 Stock Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2011 through December 31, 2016, assuming an initial investment of $100 in stock on December 31, 2011 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	1,194	(1)	$—	(3)	—	$200,000,000
November 1 to November 30	731	(1)	—	(3)	—	200,000,000
December 1 to December 31	10,850	(1)	—	(3)	—	200,000,000
Total	12,775		$—		—
____________________

(1)	Includes shares that were repurchased when former employees of Ashford LLC, who held restricted shares of our common stock, forfeited the shares upon termination of employment.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$1,492,043	$1,336,966	$794,849	$939,527	$919,657
Total operating expenses	1,336,339	1,199,051	718,157	822,630	805,542
Operating income (loss)	155,704	137,915	76,692	116,897	114,115
Income (loss) from continuing operations	(58,782)	305,813	(41,731)	(48,460)	(58,760)
Income (loss) from discontinued operations	—	—	33	(98)	(3,448)
Net income (loss) attributable to the Company	(46,285)	270,939	(31,401)	(41,283)	(53,780)
Net income (loss) attributable to common stockholders	(88,681)	236,977	(65,363)	(75,245)	(87,582)
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.95)	$2.35	$(0.75)	$(1.00)	$(1.26)
Income (loss) from discontinued operations attributable to common stockholders	—	—	—	—	(0.04)
Net income (loss) attributable to common stockholders	$(0.95)	$2.35	$(0.75)	$(1.00)	$(1.30)
Weighted average diluted common shares	94,426	114,881	87,622	75,155	67,533

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheets Data:
Investments in hotel properties, net	$4,160,563	$4,419,684	$2,128,611	$2,164,389	$2,872,304
Cash and cash equivalents	347,091	215,078	215,063	128,780	185,935
Restricted cash	144,014	153,680	85,830	61,498	84,786
Notes receivable	—	3,746	3,553	3,384	11,331
Total assets	4,891,544	4,965,131	2,770,110	2,668,973	3,450,507
Indebtedness, net	3,723,559	3,840,617	1,943,133	1,810,900	2,325,188
Total stockholders’ equity of the Company	791,621	811,086	531,633	617,789	831,942

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Other Data:
Cash provided by (used in) operating activities	$175,055	$208,955	$111,319	$145,457	$130,635
Cash provided by (used in) investing activities	(7,916)	(853,544)	(207,245)	(353,998)	(68,446)
Cash provided by (used in) financing activities	(34,150)	644,604	182,209	151,386	(43,863)
Cash dividends declared per common share	0.48	0.48	0.48	0.48	0.44
EBITDA (unaudited) (1)	410,825	732,550	290,469	314,526	317,035
Funds From Operations (FFO) (unaudited) (1)	129,532	132,863	85,097	95,523	84,209
____________________

(1)
A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
General
We believe that industry fundamentals continue to show RevPAR growth through 2017, albeit at a slower pace. We will continue to seek ways to benefit from the cyclical nature of the hotel industry.
As of December 31, 2016, we owned 123 consolidated hotel properties, including 121 (two that are held for sale) hotel properties directly owned, and two hotel properties owned through a majority-owned investment in a consolidated entity, which represents 26,013 total rooms, or 25,986 net rooms excluding those attributable to our partner. Currently, all of our hotel properties are located in the United States.
On February 27, 2014, we announced that our board of directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. The distribution was made on November 12, 2014. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock, which represents an approximate 30% ownership interest in Ashford Inc. at December 31, 2016. In connection with the spin-off we entered into an advisory agreement with Ashford Inc.
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
In June 2015, our board of directors modified our investment strategy to focus predominantly on full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the national average. The change in our investment strategy was made in conjunction with our announcement that we plan to sell the vast majority of our select-service hotel portfolio over time as market conditions warrant and values are supported. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice.
RECENT DEVELOPMENTS
In February 2016, the Four Seasons hotel property in Nevis was sold. No gain or loss was recognized associated with our 14.4% subordinated beneficial interest. As a result of the sale, we have no ownership interest in the hotel property as of December 31, 2016.
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
On June 1, 2016, the Company sold a 5-hotel portfolio of select-service hotel properties for approximately $142.0 million in cash. The sale resulted in a gain of $22.8 million which is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations for the year ended December 31, 2016. The portfolio is comprised of the Courtyard Edison in Edison, New Jersey; the Residence Inn Buckhead in Atlanta, Georgia; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, Florida (the “Noble Five Hotels”).
On July 6, 2016, the Company agreed to issue 4.8 million shares of our 7.375% Series F Cumulative Preferred Stock (the “Series F Preferred Stock”). The Series F Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (our 8.55% Series A Cumulative Preferred Stock, 8.45% Series D Cumulative Preferred Stock and 7.375% Series G Cumulative Preferred Stock (the “Series G Preferred Stock” noted below), and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Dividends on the Series F Preferred Stock accrue in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series F Preferred Stock sold in this offering was paid on October 17, 2016 in the amount of $0.39948 per share. Closing of the issuance and sale of the Series F Preferred Stock occurred on July 13, 2016. The Company received net proceeds from the offering of approximately $115.8 million after deducting underwriting discounts, advisory fees and commissions and estimated offering expenses payable by the Company.
On August 8, 2016, the Company redeemed its 9.000% Series E Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the redemption date, in an amount equal to $0.23125 per share, for a total redemption price of $25.2313 per share.
On September 1, 2016, the Company sold the Hampton Inn Gainesville for approximately $26.5 million in cash. The sale resulted in a gain of $1.6 million for the year ended December 31, 2016 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations.
On September 13, 2016, we acquired a 100% interest in the land underlying the Marriott San Antonio hotel in San Antonio, Texas for total consideration of $2.0 million in cash. Upon purchase of the land underlying the Marriott San Antonio, we wrote-off approximately $564,000 of an intangible asset associated with the related below market lease.
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

On October 7, 2016, the Company completed the sale of the Courtyard Palm Desert and the Residence Inn Palm Desert in Palm Desert, California (“Palm Desert Hotels”) for approximately $36 million. The consideration received from the sale was a combination of cash and assumption of approximately $23.8 million of mortgage debt associated with the hotel properties. The sale resulted in a gain of $7.5 million for the year ended December 31, 2016 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations.
On October 7, 2016, the Company refinanced four mortgage loans with existing outstanding balances totaling approximately $415.1 million with a new loan totaling $450.0 million. The mortgage loans were refinanced through one new mortgage loan with a two-year initial term and four one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only, provides for a floating interest rate of LIBOR + 4.55%, and contains flexible release provisions for the potential sale of assets. The mortgage loan is secured by eighteen hotel properties: Courtyard Basking Ridge, Courtyard Newark, Courtyard Oakland, Courtyard Plano, Courtyard Scottsdale, Residence Inn Newark, Residence Inn Phoenix, Residence Inn Plano, SpringHill Suites Glen Allen, SpringHill Suites Manhattan Beach, SpringHill Suites Plymouth Meeting, TownePlace Suites Manhattan Beach, Embassy Suites Flagstaff, Marriott Bridgewater, Marriott Raleigh Durham, Marriott Suites Dallas, Sheraton Bucks County, and Marriott Fremont.
On October 13, 2016, the Company agreed to issue 6.0 million shares of Series G Preferred Stock. On October 17, 2016, the underwriters exercised the over-allotment option to purchase an additional 200,000 shares of the Series G Preferred Stock. The Series G Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (our 8.55% Series A Cumulative Preferred Stock, 8.45% Series D Cumulative Preferred Stock and Series F Cumulative Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Dividends on the Series G Preferred Stock accrue in the amount of $1.8438 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series G Preferred Stock sold in this offering was paid on January 17, 2017 in the amount of $0.3739 per share.
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
On January 19, 2017, AHT SMA, LP, a Delaware limited partnership (“Client”) and a wholly-owned subsidiary of Ashford Trust entered into an Investment Management Agreement (the “Agreement”) with Ashford Investment Management, LLC (“AIM”), a subsidiary of Ashford Inc., to manage all or a portion of Ashford Trust’s excess cash (the “Account”). Pursuant to the Agreement, Client retained and appointed AIM as the investment manager of Client. The Agreement will govern the relationship between Client and AIM, as well as grant AIM certain rights, powers and duties to act on behalf of Client. AIM will not be compensated by Client for its services under the Agreement. Client bears all costs and expenses of the establishment and ongoing maintenance of the Account as well as all costs and expenses of AIM.
On February 1, 2017, the Company completed the sale of the Renaissance hotel in Portsmouth, Virginia for approximately $9.2 million. The carrying value of the land, building and furniture, fixtures and equipment was approximately $8.8 million at December 31, 2016.
On February 20, 2017, the board of directors of the Company appointed Mr. Douglas A. Kessler as Chief Executive Officer of the Company, effective February 21, 2017. Also on February 20, 2017, Mr. Monty J. Bennett ceased to serve as the Company’s Chief Executive Officer. Mr. Bennett remains the Chairman of the Board.
In connection with the appointment of Mr. Kessler as Chief Executive Officer of the Company, the Company and Mr. Kessler entered into a Restricted Stock Award Agreement (the “Award Agreement”), pursuant to which Mr. Kessler will receive 359,477 shares of Restricted Stock (as defined in the Award Agreement).
On February 21, 2017, the Company announced a proposal to acquire all of the outstanding shares of common stock of FelCor Lodging Trust Incorporated (“FelCor”) comprised of a fixed exchange ratio of 1.192 shares of Ashford Trust common stock for one share of FelCor common stock, 400,000 shares of Ashford Inc. common stock and 100,000 warrants to purchase shares of Ashford Inc. common stock.
On March 2, 2017, we invested an additional $650,000 in OpenKey, resulting in a 15.35% total ownership interest.
On March 6, 2017, the Company completed the sale of the Embassy Suites in Syracuse, New York for approximately $8.8 million. The carrying value of the land, building and furniture, fixtures and equipment was approximately $8.4 million at December 31, 2016.
On March 7, 2017, AIM REHE Funds GP, LP (“AIM GP”), the general partner of the AQUA U.S. Fund, provided written notice to Ashford Trust of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”).
The balance of Ashford Trust’s capital account in the AQUA U.S. Fund, less an audit hold-back of 5%, will be distributed in cash on the Dissolution Date, and thereafter Ashford Trust will cease to be a limited partner of the AQUA U.S. Fund. The balance will be paid (without interest) promptly following the completion of the audits of the AQUA U.S. Fund’s and the Master Fund’s financial statements for the period January 1, 2017 through March 31, 2017, which is expected to be on or before June 30, 2017.
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
In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. While the ATM program remains in effect until such time that either party elects to terminate or the share or dollar thresholds are reached, we cannot issue shares under the ATM program until such time as a new prospectus is filed with the SEC. Through December 31, 2016, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the years ended December 31, 2016, 2015 and 2014, no shares were issued under this ATM program.
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
On July 6, 2016, the Company agreed to issue 4.8 million shares of Series F Preferred Stock. The Series F Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock, 8.45% Series D Cumulative Preferred Stock and 7.375% Series G Cumulative Preferred Stock (noted below)), and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Dividends on the Series F Preferred Stock accrue in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series F Preferred Stock sold in this offering was paid on October 17, 2016 in the amount of $0.39948 per share. Closing of the issuance and sale of the Series F Preferred Stock occurred on July 13, 2016. The Company received net proceeds from the offering of approximately $115.8 million after deducting underwriting discounts, advisory fees and commissions and estimated offering expenses payable by the Company.
On August 8, 2016, the Company redeemed its 9.000% Series E Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the redemption date, in an amount equal to $0.23125 per share, for a total redemption price of $25.2313 per share.
On October 7, 2016, the Company refinanced four mortgage loans with existing outstanding balances totaling approximately $415.1 million with a new loan totaling $450.0 million. The mortgage loans were refinanced through one new mortgage loan with a two-year initial term and four one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only, provides for a floating interest rate of LIBOR + 4.55%, and contains flexible release provisions for the potential sale of assets. The mortgage loan is secured by eighteen hotel properties: Courtyard Basking Ridge, Courtyard Newark, Courtyard Oakland, Courtyard Plano, Courtyard Scottsdale, Residence Inn Newark, Residence Inn Phoenix, Residence Inn Plano, SpringHill Suites Glen Allen, SpringHill Suites Manhattan Beach, SpringHill Suites Plymouth Meeting, TownePlace Suites Manhattan Beach, Embassy Suites Flagstaff, Marriott Bridgewater, Marriott Raleigh Durham, Marriott Suites Dallas, Sheraton Bucks County, and Marriott Fremont.
On October 13, 2016, the Company agreed to issue 6.0 million shares of the Series G Preferred Stock. On October 17, 2016, the underwriters exercised the over-allotment option to purchase an additional 200,000 shares of the Series G Preferred Stock. The Series G Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A Cumulative Preferred Stock, 8.45% Series D Cumulative Preferred Stock and 7.375% Series F Cumulative Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Dividends on the Series G Preferred Stock accrue in the amount of $1.8438 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share of Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series G Preferred Stock sold in this offering was paid on January 17, 2017 in the amount of $0.3739 per share. Closing of the issuance and sale of the Series G Preferred Stock occurred on October 18, 2016. The Company received net proceeds from the offering of approximately $149.8 million, including proceeds from the exercise of the over-allotment option by the underwriters, after deducting underwriting discounts, advisory fees and commissions and estimated offering expenses payable by the Company.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $175.1 million and $209.0 million for the years ended December 31, 2016 and 2015, respectively. Cash flows from operations were impacted by changes in hotel operations, the operating results of our 2016 and 2015 hotel acquisitions and dispositions, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2016, investing activities used net cash flows of $7.9 million, which consisted of cash outflows of $204.0 million for capital improvements made to various hotel properties, $3.3 million for (i) the purchase of the land underlying the San Antonio Marriott; (ii) an interest in a permanent exclusive docking easement, a leasehold interest and certain floating docks on riverfront land located in front of the Hyatt Savannah; and (iii) a WorldQuest condominium unit, a $2.3 million investment in OpenKey and $30,000 for franchise agreements. These outflows were partially offset by inflows of $183.4 million attributable to net cash proceeds received from the sale of the Noble Five Hotels, the Hampton Inn Gainesville, SpringHill Suites Gaithersburg, the Palm Desert hotel properties and a vacant lot associated with Le Pavillon, $12.3 million of reductions in restricted cash for capital expenditures, $4.2 million of cash payments received on a previously impaired mezzanine loan and $1.9 million of proceeds from property insurance. For the year ended December 31, 2015, investing activities used net cash flows of $853.5 million, which primarily consisted of cash outflows of $735.0 million primarily attributable the purchase of the Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, the Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells, Indigo Atlanta, W Minneapolis and the remaining approximate 28.26% interest in the PIM Highland JV hotel properties, $175.2 million for capital improvements made to various hotel properties and $568,000 for franchise agreements. These outflows were partially offset by inflows of $41.4 million of reductions in restricted cash for capital expenditures, $7.7 million attributable to cash proceeds received from the sale of the Hampton Inn in Terre Haute, Indiana and a WorldQuest condominium unit, $7.5 million of key money proceeds from a franchisor related to the extension of a certain franchise agreement, $385,000 of proceeds from property insurance and $245,000 of cash payments received on a previously impaired mezzanine loan.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2016, net cash flows used in financing activities were $34.2 million. Cash outflows consisted of $559.0 million for repayments of indebtedness, $115.8 million for the redemption of preferred stock, $91.5 million for dividend and distribution payments to common and preferred stockholders and unitholders, $20.2 million for payments of loan costs and exit fees, $729,000 for the repurchase of common stock and $199,000 of payments for derivatives. Cash outflows were partially offset by cash inflows of $487.5 million in borrowings on indebtedness and $265.6 million from issuance of preferred stock. For the year ended December 31, 2015, net cash flows provided by financing activities were $644.6 million. Cash inflows consisted primarily of $2.3 billion in borrowings on indebtedness and proceeds of $110.9 million from issuance of common stock associated with our equity offering. Cash inflows were partially offset by cash outlays primarily consisting of $1.6 billion for repayments of indebtedness, $91.3 million for dividend payments to common and preferred stockholders and unitholders, $52.3 million for repurchase of common stock, $48.0 million for payments of loan costs and exit fees and $2.2 million of payments for derivatives.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of December 31, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
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

Dividend Policy. During each of the years ended December 31, 2016, 2015 and 2014 our board of directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2016, the board of directors approved our 2017 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for 2017. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

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
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2016	2015	2014	2016 to 2015	2015 to 2014
Total revenue	$1,492,043	$1,336,966	$794,849	$155,077	$542,117
Total hotel expenses	(938,399)	(840,244)	(507,024)	(98,155)	(333,220)
Property taxes, insurance and other	(73,457)	(65,301)	(38,499)	(8,156)	(26,802)
Depreciation and amortization	(243,863)	(210,410)	(110,653)	(33,453)	(99,757)
Impairment charges	(17,816)	(19,511)	415	1,695	(19,926)
Gain (loss) on insurance settlements	—	—	5	—	(5)
Transaction costs	(77)	(6,252)	(625)	6,175	(5,627)
Advisory service fee	(54,361)	(43,023)	(4,533)	(11,338)	(38,490)
Corporate general and administrative	(8,366)	(14,310)	(57,243)	5,944	42,933
Operating income (loss)	155,704	137,915	76,692	17,789	61,223
Equity in earnings (loss) of unconsolidated entities	(6,110)	(6,831)	2,495	721	(9,326)
Interest income	331	90	62	241	28
Gain (loss) on acquisition of PIM Highland JV and sale of hotel properties	31,599	380,752	—	(349,153)	380,752
Other income (expense)	(4,517)	(864)	6,573	(3,653)	(7,437)
Interest expense and amortization of loan costs	(223,967)	(187,514)	(114,502)	(36,453)	(73,012)
Write-off of premiums, loan costs and exit fees	(12,702)	(5,750)	(10,353)	(6,952)	4,603
Unrealized gain (loss) on marketable securities	4,946	127	(332)	4,819	459
Unrealized gain (loss) on derivatives	(2,534)	(7,402)	(1,100)	4,868	(6,302)
Income tax benefit (expense)	(1,532)	(4,710)	(1,266)	3,178	(3,444)
Income (loss) from continuing operations	(58,782)	305,813	(41,731)	(364,595)	347,544
Income (loss) from discontinued operations	—	—	33	—	(33)
Gain (loss) on sale of hotel property, net of tax	—	599	3,491	(599)	(2,892)
Net income (loss)	(58,782)	306,412	(38,207)	(365,194)	344,619
(Income) loss from consolidated entities attributable to noncontrolling interests	14	30	406	(16)	(376)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	12,483	(35,503)	6,400	47,986	(41,903)
Net income (loss) attributable to the Company	$(46,285)	$270,939	$(31,401)	$(317,224)	$302,340

Comparison of Year Ended December 31, 2016 with Year Ended December 31, 2015
All hotel properties owned during the years ended December 31, 2016 and 2015 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2016 and 2015. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Lakeway Resort & Spa (1)	Austin, TX	Acquisition	February 6, 2015
Memphis Marriott East (1)	Memphis, TN	Acquisition	February 25, 2015
PIM Highland JV (28.26% interest) (28 hotels)	Various	Acquisition	March 6, 2015
Hampton Inn & Suites (1)	Gainesville, FL	Acquisition	April 29, 2015
Le Pavillon Hotel (1)	New Orleans, LA	Acquisition	June 3, 2015
9-hotel portfolio (1)	Various	Acquisition	June 17, 2015
W Atlanta Downtown (1)	Atlanta, GA	Acquisition	July 1, 2015
Le Meridien Minneapolis (1)	Minneapolis, MN	Acquisition	July 23, 2015
Hilton Garden Inn - Wisconsin Dells (1)	Wisconsin Dells, WI	Acquisition	August 5, 2015
Hotel Indigo Atlanta (1)	Atlanta, GA	Acquisition	October 15, 2015
W Minneapolis Foshay (1)	Minneapolis, MI	Acquisition	November 10, 2015
5-hotel portfolio (2)	Various	Disposition	June 1, 2016
Hampton Inn & Suites (2)	Gainesville, FL	Disposition	September 1, 2016
SpringHill Suites Gaithersburg (2)	Gaithersburg, MD	Disposition	October 1, 2016
2-hotel portfolio (2)	Palm Desert, CA	Disposition	October 7, 2016
____________________________________
(1) Collectively reported as (“2015 Hotel Acquisitions”)
(2) Collectively reported as (“2016 Hotel Dispositions”)
The following table illustrates the key performance indicators of the hotel properties (including WorldQuest) included in our results of operations:

	Year Ended December 31,
	2016	2015
RevPAR (revenue per available room)	$118.44	$114.25
Occupancy	77.00%	77.27%
ADR (average daily rate)	$153.83	$147.85
The following table illustrates the key performance indicators of the 78 hotel properties (including WorldQuest) that were included for the full years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015
RevPar	$118.21	$113.52
Occupancy	78.86%	78.21%
ADR	$149.91	$145.15
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $317.2 million, from net income of $270.9 million for the year ended December 31, 2015 (“2015”) to a net loss of $46.3 million for the year ended December 31, 2016 (“2016”) as a result of the factors discussed below.

Revenue. Rooms revenue from our hotel properties increased $121.2 million, or 11.4%, to $1.2 billion during 2016 compared to 2015. We experienced an increase in rooms revenue of $66.6 million as a result of the PIM Highland JV acquisition, $53.5 million associated with the 2015 Hotel Acquisitions and $27.1 million from our comparable hotel properties and WorldQuest, which experienced an increase of 65 basis points in occupancy and an increase of 3.3% in room rates. This increase was offset by lower revenue of $26.0 million resulting from our 2016 Hotel Dispositions.
Food and beverage revenue experienced an increase of $26.1 million, or 11.5%, to $253.2 million during 2016 compared to 2015. This increase is a result of $20.2 million from the PIM Highland JV acquisition, $10.0 million associated with the 2015 Hotel Acquisitions, offset by lower revenue of $2.2 million from our comparable hotel properties and WorldQuest and $1.5 million resulting from our 2016 Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $8.2 million, or 16.8%, to $56.9 million during 2016 compared to 2015. This increase is a result of $3.3 million from the PIM Highland JV acquisition, $5.4 million associated with the 2015 Hotel Acquisitions and $270,000 from our comparable hotel properties and WorldQuest, offset by lower revenue of $815,000 from our 2016 Hotel Dispositions. Other non-hotel revenue decreased $414,000, or 19.2% to $1.7 million during 2016 compared to 2015. The decrease in other non-hotel revenue is primarily attributable to the acquisition of the PIM Highland JV. Prior to the acquisition, we received expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services.
Hotel Operating Expenses. Hotel operating expenses increased $98.2 million, or 11.7%, to $938.4 million during 2016 compared to 2015. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced an increase in direct expenses of $44.9 million in 2016 compared to 2015. The increase in direct expenses was comprised of $29.5 million from the PIM Highland JV acquisition, $20.0 million as a result of the 2015 Hotel Acquisitions and $4.5 million from our comparable hotel properties and WorldQuest, offset by a decrease of $9.1 million from our 2016 Hotel Dispositions. Direct expenses were 30.2% and 30.4% of total hotel revenue in 2016 and 2015, respectively. We experienced an increase in indirect expenses and management fees of $53.3 million in 2016 compared to 2015, which was comprised of $31.1 million from the PIM Highland JV acquisition, $23.2 million from the 2015 Hotel Acquisitions and $8.3 million from our comparable hotel properties and WorldQuest, offset by a decrease of $9.4 million from our 2016 Hotel Dispositions. The increases from our comparable hotel properties and WorldQuest are attributable to higher hotel revenues at those properties.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $8.2 million or 12.5%, to $73.5 million during 2016 compared to 2015. The increase was comprised of $3.7 million of property taxes, insurance, and other associated with the PIM Highland JV acquisition, $5.0 million associated with the 2015 Hotel Acquisitions and $1.6 million from our comparable hotel properties and WorldQuest. This increase was partially offset by $1.7 million from our 2016 Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $33.5 million or 15.9%, to $243.9 million during 2016 compared to 2015. The increase was primarily due to $12.8 million of depreciation and amortization associated with the PIM Highland JV acquisition and $14.7 million associated with the 2015 Hotel Acquisitions. The remaining increase of $11.6 million is attributable to capital expenditures at our comparable hotel properties that have occurred since December 31, 2015. These increases were offset by a decrease of $5.6 million from our 2016 Hotel Dispositions.
Impairment Charges. We recorded impairment charges of $17.8 million and $19.5 million in 2016 and 2015, respectively. We recorded impairment charges on the SpringHill Suites Gaithersburg, Embassy Suites Syracuse and Renaissance Portsmouth totaling $18.3 million, offset by an impairment credit of $500,000 in 2016 and on the SpringHill Suites Gaithersburg and Residence Inn Las Vegas totaling $19.9 million, offset by an impairment credit of $439,000 in 2015.
Transaction Costs. Transaction costs decreased $6.2 million or 98.8%, to $77,000 in 2016 compared to 2015. The decrease is primarily attributable to the costs related to the acquisitions of the PIM Highland JV, Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells, Indigo Atlanta and W Minneapolis in 2015.
Advisory Service Fee. Advisory services fees increased $11.3 million or 26.4%, to $54.4 million in 2016 compared to 2015, which represent fees paid in connection with our advisory agreement with Ashford Inc. For 2016, the advisory services fee comprised of a base advisory fee of $34.6 million, reimbursable expenses of $5.9 million, an incentive fee of $5.4 million and equity-based compensation of $8.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. in connection with providing advisory services. For 2015, the advisory services fee comprised of a base advisory fee of $33.8 million, reimbursable expenses of $6.5 million and equity-based compensation of $2.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.

Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $5.9 million, or 41.5%, to $8.4 million during 2016 compared to 2015. The decrease was primarily attributable to $5.4 million of transaction, acquisition and management conversion costs in the 2015, as well as lower public company costs, office expenses, professional fees and other miscellaneous expenses of approximately $502,000 in 2016.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $6.1 million and $6.8 million in 2016 and 2015, respectively. In 2016, we recorded equity in loss of $5.1 million in AQUA U.S. Fund, $743,000 in Ashford Inc. and $305,000 in OpenKey. In 2015, we recorded equity in loss of $3.4 million in the AQUA U.S. Fund, $3.8 million in PIM Highland JV and $483,000 in Ashford Inc., offset by equity in earnings in Ashford Prime of $874,000.
Interest Income. Interest income was $331,000 and $90,000 in 2016 and 2015, respectively.
Gain (Loss) on Acquisition of PIM Highland JV and Sale of Hotel Properties. Gain on acquisition of PIM Highland JV and sale of hotel properties was $31.6 million and $380.8 million for 2016 and 2015, respectively. The gain in 2016 was primarily related to our 2016 Hotel Dispositions, offset by a loss on the sale of a vacant lot associated with the Le Pavillon Hotel in New Orleans, Louisiana. See note 6 to the consolidated financial statements. The gain in 2015 was primarily related to the acquisition of the remaining interest in the PIM Highland JV in March 2015.
Other Income (Expense). Other income (expense) increased $3.7 million, or 422.8%, from a loss of $864,000 during 2015 to a loss of $4.5 million during 2016. In 2016 we recognized a realized loss of $3.3 million related to the termination of CMBX tranches, $313,000 related to the maturity of options on futures contracts, $150,000 as a result of an investment write-off and $872,000 related to CMBX premiums and usage fees. As a result of the contribution of certain marketable securities in consideration for an ownership interest in the AQUA U.S. Fund we no longer have realized gain or loss on marketable securities and dividend income. In 2015 prior to our contribution to the AQUA U.S. Fund we recognized a realized gain on marketable securities of $1.9 million and dividend income of $255,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $36.5 million or 19.4%, to $224.0 million during 2016 compared to 2015. The increase is primarily due to $14.8 million of higher interest expense and amortization associated with the PIM Highland JV acquisition and refinance, higher interest expense and loan cost amortization as a result of new financings on the majority of the 2015 Hotel Acquisitions of $12.5 million and higher interest expense and loan cost amortization of $12.6 million as a result of refinances on our comparable hotel properties, offset by lower interest expense and amortization of loan costs of $3.4 million resulting from our 2016 Hotel Dispositions. The average LIBOR rates in 2016 and 2015 were 0.45% and 0.20%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $12.7 million and $5.8 million in 2016 and 2015, respectively. For 2016, we wrote-off unamortized loan costs of $897,000 and incurred defeasance and other exit fees of $11.8 million. For 2015, we wrote-off unamortized loan costs of $122,000 and incurred defeasance and other exit fees of $5.6 million.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was a gain of $4.9 million and $127,000 in 2016 and 2015, respectively, which are based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives decreased $4.9 million or 65.8%, to a loss of $2.5 million during 2016 compared to 2015. In 2016, we had an unrealized gain of $611,000 related to interest rate floors, a $3.3 million unrealized gain associated with the recognition of the realized loss from CMBX tranche terminations and a $313,000 unrealized gain associated with the maturity of an option on futures contract, offset by unrealized losses of $5.8 million, $348,000 and $536,000 on the remaining CMBX tranches, options on futures contracts and interest rate caps, respectively. In 2015, we had unrealized losses consisting of $7.6 million, $2.0 million and $391,000 related to interest rate floors, interest rate caps and options on futures contracts, respectively, offset by an unrealized gain of $2.6 million on credit default swaps. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Benefit (Expense). Income tax benefit (expense) decreased $3.2 million, or 67.5% from expense of $4.7 million in 2015 to $1.5 million during 2016. The decrease in income tax expense is primarily due to a decrease in profitability for our wholly owned TRS entities.
Gain (Loss) on Sale of Hotel Property, net of tax. Gain (loss) on sale of hotel properties, net of tax, was a gain of $599,000 in 2015. We recognized a previously deferred gain of $599,000 on the sale of the Pier House Resort as a result of the distribution of Ashford Prime OP common units to our stockholders and OP unitholders that eliminated our equity investment in Ashford Prime OP. See note 5 to our consolidated financial statements.

(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated losses of $14,000 and $30,000 during 2016 and 2015, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in our operating partnership were allocated their proportionate share of net loss of $12.5 million and net income of $35.5 million in 2016 and 2015, respectively. Redeemable noncontrolling interests represented ownership interests of 14.48% and 13.36% in the operating partnership at December 31, 2016 and 2015, respectively.
Comparison of Year Ended December 31, 2015 with Year Ended December 31, 2014
All hotel properties owned for the years ended December 31, 2015 and 2014 have been included in our results of operations during the respective periods. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2015 and 2014. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Pier House Resort	Key West, FL	Disposition	March 1, 2014
The Ashton (1)	Fort Worth, TX	Acquisition	July 18, 2014
Marriott Fremont Silicon Valley (1)	Fremont, CA	Acquisition	August 6, 2014
Lakeway Resort & Spa (1)	Austin, TX	Acquisition	February 6, 2015
Memphis Marriott East (1)	Memphis, TN	Acquisition	February 25, 2015
PIM Highland JV (28.26% interest) (28 hotels)	Various	Acquisition	March 6, 2015
Hampton Inn & Suites (1)	Gainesville, FL	Acquisition	April 29, 2015
Le Pavillon Hotel (1)	New Orleans, LA	Acquisition	June 3, 2015
9-hotel portfolio (1)	Various	Acquisition	June 17, 2015
W Atlanta Downtown (1)	Atlanta, GA	Acquisition	July 1, 2015
Le Meridien Minneapolis (1)	Minneapolis, MN	Acquisition	July 23, 2015
Hilton Garden Inn - Wisconsin Dells (1)	Wisconsin Dells, WI	Acquisition	August 5, 2015
Hotel Indigo Atlanta (1)	Atlanta, GA	Acquisition	October 15, 2015
W Minneapolis Foshay (1)	Minneapolis, MI	Acquisition	November 10, 2015
____________________________________
(1) Collectively reported as (“New Hotel Acquisitions”)
The following table illustrates the key performance indicators of the hotel properties (including WorldQuest) included in our results of operations:

	Year Ended December 31,
	2015	2014
RevPAR (revenue per available room)	$114.25	$102.30
Occupancy	77.27%	76.25%
ADR (average daily rate)	$147.85	$134.16

The following table illustrates the key performance indicators of the 85 hotel properties (including WorldQuest) that were included for the full years ended 2015 and 2014, respectively:

	Year Ended December 31,
	2015	2014
RevPar (revenue per available room)	$109.78	$101.98
Occupancy	78.11%	76.29%
ADR (average daily rate)	$140.55	$133.68
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company increased $302.3 million, from a net loss of $31.4 million for the year ended December 31, 2014 (“2014”) to net income of $270.9 million for the year ended December 31, 2015 (“2015”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties increased $418.7 million, or 65.4%, to $1.1 billion during 2015 compared to 2014. We experienced an increase in rooms revenue of $303.8 million as a result of the PIM Highland JV acquisition, $74.1 million associated with the New Hotel Acquisitions and $44.2 million from our remaining hotels and WorldQuest, which experienced an increase of 182 basis points in occupancy and an increase of 5.1% in room rates. These increases were offset by revenue of $3.4 million from the Pier House Resort that was sold in 2014. Food and beverage revenue experienced an increase of $114.4 million, or 101.5%, to $227.1 million during 2015 compared to 2014. This increase is a result of $93.1 million from the PIM Highland JV acquisition, $16.7 million associated with the New Hotel Acquisitions and $5.2 million from our remaining hotel properties and WorldQuest, offset by revenue of $597,000 from the Pier House Resort that was sold in 2014. Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $21.7 million, or 80.6%, to $48.7 million during 2015 compared to 2014. This increase is a result of $13.1 million from the PIM Highland JV acquisition, $4.9 million associated with the New Hotel Acquisitions and $4.0 million from our remaining hotel properties and WorldQuest, offset by revenue of $247,000 from the Pier House Resort that was sold in 2014. In the 2014, we recorded advisory services revenue of $10.7 million from an agreement between Ashford LLC and Ashford Prime that was in place prior to the spin-off of Ashford, Inc. The advisory services revenue was comprised of a base advisory fee of $7.5 million and reimbursable expenses of $1.4 million. We also recorded advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of approximately $1.8 million in connection with providing advisory services. Other non-hotel revenue decreased $2.0 million, or 47.9%, to $2.2 million during 2015 compared to 2014. The decrease in other non-hotel revenue is primarily attributable to the acquisition of the PIM Highland JV. Prior to the acquisition, we received expense reimbursements related to our managing the day-to-day operations and providing corporate administrative services such as accounting, insurance, marketing support, asset management, and other services.
Hotel Operating Expenses. Hotel operating expenses increased $333.2 million, or 65.7%, to $840.2 million during 2015 compared to 2014. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced increases of $168.6 million in direct expenses and $164.6 million in indirect expenses and management fees in 2015. The increase in direct expenses was comprised of $127.6 million from the PIM Highland JV acquisition, $30.5 million as a result of the New Hotel Acquisitions and $10.5 million from our remaining hotel properties and WorldQuest. The increase in indirect expenses was comprised of $129.1 million from the PIM Highland JV acquisition, $32.3 million from the New Hotel Acquisitions and $3.2 million from our remaining hotel properties and WorldQuest. Direct expenses were 30.4% and 30.3% of total hotel revenue for 2015 and 2014, respectively.
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
Impairment Charges. We recorded impairment charges of $19.5 million and impairment credits of $415,000 in 2015 and 2014, respectively. In 2015 the amount was comprised of an impairment charge on two hotel properties totaling $19.9 million, offset by a $439,000 impairment credit related to valuation adjustments on a previously impaired mezzanine loan.

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
Corporate, General, and Administrative. Corporate, general, and administrative expenses decreased $42.9 million, or 75.0%, to $14.3 million during 2015 compared to 2014. Other general and administrative expenses decreased $24.3 million and non-cash equity-based compensation decreased $18.6 million in 2015. The decrease in other general and administrative expenses was primarily attributable to salaries and benefits of $23.4 million associated with the Ashford Inc. spin-off, as such expenses are no longer recognized with all employees moving to Ashford Inc. Additionally, non-cash equity-based compensation decreased $18.6 million as a result of the Ashford Inc. spin-off. The remaining decrease is primarily attributable to lower office expenses, professional fees and other miscellaneous expenses totaling approximately $3.5 million. These decreases were partially offset by $2.5 million of transaction, acquisition and management conversion costs.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $6.8 million and equity in earnings of $2.5 million in 2015 and 2014, respectively. In 2015, we recorded equity in loss in Ashford Inc. of $483,000, $3.4 million in the REHE Fund and $3.8 million in PIM Highland JV, offset by equity in earnings in Ashford Prime of $874,000. In 2014, we recorded equity in earnings in Ashford Prime and in PIM Highland JV of $258,000 and $5.5 million, respectively, and equity in loss in Ashford Inc. of $3.2 million.
Interest Income. Interest income was $90,000 and $62,000 for 2015 and 2014, respectively.
Gain (Loss) on Acquisition of PIM Highland JV and Sale of Hotel Properties. Gain (loss) on acquisition of PIM Highland JV and sale of hotel properties was a gain of $380.8 million for 2015. This gain is a result of remeasuring our equity interest in PIM Highland JV before the business combination of $381.8 million and $47,000 on the sale of a WorldQuest unit. The gain was offset by a loss of $1.1 million on the sale of the Hampton Inn in Terre Haute, Indiana. No gain was recorded in 2014.
Other Income (Expense). Other income (expense) changed $7.4 million, or 113.1%, from other income of $6.6 million to other expense of $864,000 during 2015 compared to 2014. The change in other income (expense) is primarily attributable to the contribution of certain marketable securities in consideration for an ownership interest in the AQUA U.S. Fund. As a result, we no longer have realized gain or loss on marketable securities and dividend income. For the period in 2015 prior to our contribution to the AQUA U.S. Fund, we recognized a realized gain on marketable securities of $1.9 million and dividend income of $255,000 compared to a realized gain on marketable securities of $5.8 million and dividend income of $789,000 in 2014. Additionally, we recognized a realized loss of $2.5 million related to the termination of a CMBX tranche for the year ended December 31, 2015.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $73.0 million or 63.8%, to $187.5 million during 2015 compared to 2014. The increase is primarily due to $54.6 million of interest expense and amortization associated with the PIM Highland JV acquisition and refinance. The remaining increase is associated with higher loan cost amortization and interest expense as a result of new financings on the majority of the New Hotel Acquisitions of $13.6 million and higher loan cost amortization and interest expense as a result of refinances on our remaining hotel properties of $5.6 million. These expenses were offset by $718,000 as a result of transferring the mortgage loan associated with the Pier House Resort as a result of its sale to Ashford Prime. The average LIBOR rates in 2015 and 2014 were 0.20% and 0.15%, respectively.
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
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was an unrealized gain of $127,000 and an unrealized loss of $332,000 in 2015 and 2014, respectively, are based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives increased $6.3 million or 572.9%, to a loss of $7.4 million during 2015 compared to 2014. In 2015, we had losses consisting of $7.6 million, $2.0 million and $391,000 related to interest rate floors, interest rate derivatives and futures contracts, respectively, offset by an unrealized gain of $2.6 million on credit default swaps. In 2014, we had losses consisting of $484,000 and $616,000 related to interest rate derivatives and credit default swaps, respectively. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Benefit (Expense). Income tax benefit (expense) increased $3.4 million, or 272.0% to an expense of $4.7 million during 2015 compared to 2014. The increase in income tax expense is primarily due to the acquisition of the remaining interest in the PIM Highland JV. Prior to the acquisition, the PIM Highland JV was accounted for under the equity method of accounting. After the acquisition, the PIM Highland JV became wholly-owned and income tax expense for its TRS is now included in consolidated income tax expense.
Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations was income of $33,000 in 2014 related to the sale of the Homewood Suites Mobile hotel in Mobile, Alabama in November 2014. There were no discontinued operations in the 2015.
Gain (Loss) on Sale of Hotel Property, net of tax. Gain (loss) on sale of hotel properties, net of tax, was a gain of $599,000 and a gain of $3.5 million in 2015 and 2014, respectively. In 2015, we recognized a previously deferred gain of $599,000 on the sale of the Pier House Resort as a result of the final distribution of Ashford Prime OP common units to our stockholders and OP unitholders that eliminated our equity investment in Ashford Prime OP. In 2014, we recognized a gain of $3.5 million in connection with the sale of the Pier House Resort to Ashford Prime. We deferred a portion of the gain of the Pier House Resort in the amount of $599,000, in accordance with the applicable accounting guidance, as a result of our equity investment in Ashford Prime OP.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases with regard to our continuing operations and capital commitments, each as of December 31, 2016 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$2,760,554	$677,077	$101,170	$234,803	$3,773,604
Estimated interest obligations (1)	113,816	56,723	30,174	28,183	228,896
Operating lease obligations	2,771	4,935	4,736	117,249	129,691
Capital commitments	83,803	—	—	—	83,803
Total contractual obligations	$2,960,944	$738,735	$136,080	$380,235	$4,215,994
_________________________

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2016.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2017 through 2044. See note 13 to our consolidated financial statements.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded impairment charges of $18.3 million and $19.9 million for the years ended December 31, 2016 and 2015, respectively. See note 6 to our consolidated financial statements. No impairment charge was recorded for investments in hotel properties for the year ended December 31, 2014.
Depreciation and Amortization Expense—Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.

Hotel Dispositions—Effective January 1, 2015, discontinued operations are defined as the disposal of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. We believe that individual dispositions of hotel properties do not represent a strategic shift that has (or will have) a major effect on our operations and financial results as most will not fit the definition. This new guidance was implemented prospectively. As such, hotel property dispositions that occurred prior to December 31, 2014, will continue to be reported as discontinued operations in the statements of operations for all applicable periods presented. See note 6 to our consolidated financial statements.
Assets Held for Sale—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity that represents a strategic shift that has (or will have) a major effect on our operations and cash flows. Depreciation and amortization will cease as of the date assets have met the criteria to be deemed held for sale.
Income Taxes—At December 31, 2016 and 2015, we recorded a valuation allowance of $15.4 million and $20.7 million, respectively. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. At December 31, 2016, we had net operating loss carryforwards for federal income tax purposes of $29.7 million that begin to expire in 2029. The loss carryforwards may be available to offset future taxable income, if any, through 2034. Approximately $10.1 million of the $29.7 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on its use. Management determined that it is more likely than not that as of December 31, 2016 $15.4 million of our net deferred tax assets will not be realized, and a valuation allowance has been recorded accordingly. At December 31, 2016, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $388.8 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2035.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2012 through 2016 remain subject to potential examination by certain federal and state taxing authorities.
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 13.3% to 96.6% at December 31, 2016, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded for the years ended December 31, 2016, 2015 and 2014.
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
Derivative Instruments and Hedges—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors and flooridors. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All of our derivatives are subject to master- netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are made good.
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives, credit default swaps and options on futures contracts are reported as “derivative assets, net” in the consolidated balance sheets. For interest rate derivatives, credit default swaps and options on futures contracts, changes in fair value and realized gains and losses are recognized in earnings as “unrealized gain (loss) on derivatives” and “other income (expense)”, respectively, in the consolidated statements of operations. Accrued interest on interest rate derivatives is included in “accounts receivable, net” in the consolidated balance sheets.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the initial stages of evaluating the effect of the standard on our consolidated financial statements, including as it pertains to accounting for real estate sales, and continue to evaluate the available transition methods. However, we have not yet selected a transition method. Based on our initial and ongoing assessment of ASU 2014-09, we do not currently believe there will be a material impact to the amount or timing of revenue recognition for rooms revenue, food and beverage revenue and other hotel revenue.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We do not expect that ASU 2016-01 will have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in note 13 to our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-07 will have on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - Debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We anticipate that our restricted cash will be included with cash and cash equivalents in our consolidated statements of cash flows upon adoption of ASU 2016-18. We are currently evaluating whether we will early adopt ASU 2016-18.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for annual reporting beginning after December 15, 2017. Early adoption is permitted. While we are currently evaluating the potential impact of the standard, we currently expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions).
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU “2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective approach. We are evaluating the impact that ASU 2017-05 will have on our consolidated financial statements and related disclosures.

NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO and Adjusted FFO are made to help our investors in evaluating our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of premiums and loan costs, net, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gain/loss on acquisition of PIM Highland JV and sale of hotel properties, impairment charges, write-off of loan costs and exit fees, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs, compensation adjustment related to modified employment terms and non-cash items such as amortization of unfavorable contract liabilities, gain /loss on insurance settlements, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(58,782)	$306,412	$(38,207)
Loss from consolidated entities attributable to noncontrolling interests	14	30	406
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	12,483	(35,503)	6,400
Net income (loss) attributable to the Company	(46,285)	270,939	(31,401)
Interest income	(331)	(90)	(63)
Interest expense and amortization of premiums and loan costs, net	223,850	187,396	114,709
Depreciation and amortization	243,617	210,197	110,770
Income tax (benefit) expense	1,532	4,710	1,278
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(12,483)	35,503	(6,400)
Equity in (income) loss of unconsolidated entities	1,048	3,445	(2,495)
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	180	828	(3,016)
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(303)	—	—
Company’s portion of EBITDA of unconsolidated entities (Ashford Prime OP)	—	7,640	11,643
Company’s portion of EBITDA of unconsolidated entities (PIM Highland JV)	—	11,982	95,444
EBITDA available to the Company and OP unitholders	410,825	732,550	290,469
Amortization of unfavorable contract liabilities	(2,101)	(1,975)	(1,975)
Impairment charges	17,816	19,511	(415)
(Gain) loss on acquisition of PIM Highland JV and sale of hotel properties	(31,599)	(381,351)	(3,503)
(Gain) loss on insurance settlements	(456)	—	(5)
Write-off of loan costs and exit fees	12,702	5,750	10,353
Other (income) expense, net	4,517	864	(6,573)
Transaction, acquisition and management conversion costs	1,778	12,348	4,856
Dead deal costs	391	769	—
Software implementation costs	—	—	320
Legal judgment and related legal costs	1,176	95	11,907
Unrealized (gain) loss on marketable securities	(4,946)	(127)	332
Unrealized (gain) loss on derivatives	2,534	7,402	1,100
Compensation adjustment related to modified employment terms	—	—	2,997
Non-cash stock/unit-based compensation	9,672	3,470	16,918
Company’s portion of unrealized loss of AQUA U.S. Fund	5,062	3,386	—
Company’s portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	3,729	3,652	3,427
Company’s portion of adjustments to EBITDA of unconsolidated entities (OpenKey)	8	—	—
Company’s portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	—	738	634
Company’s portion of adjustments to EBITDA of unconsolidated entities (PIM Highland JV)	—	—	(669)
Adjusted EBITDA available to the Company and OP unitholders	$431,108	$407,082	$330,173

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes extinguishment of issuance costs upon redemption of Series E preferred stock, write-off of loan costs and exit fees, other impairment charges, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs, compensation adjustment related to modified employment terms and non-cash items such as gain/loss on insurance settlements, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(58,782)	$306,412	$(38,207)
(Income) loss from consolidated entities attributable to noncontrolling interests	14	30	406
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	12,483	(35,503)	6,400
Preferred dividends	(36,272)	(33,962)	(33,962)
Extinguishment of issuance costs upon redemption of Series E preferred stock	(6,124)	—	—
Net income (loss) available to common stockholders	(88,681)	236,977	(65,363)
Depreciation and amortization on real estate	243,617	210,197	110,465
(Gain) loss on acquisition of PIM Highland JV and sale of hotel properties	(31,599)	(381,351)	(3,503)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(12,483)	35,503	(6,400)
Equity in (income) loss of unconsolidated entities	1,048	3,445	(2,495)
Impairment charges on real estate	18,316	19,949	—
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	(380)	(19)	(3,252)
Company’s portion of FFO of unconsolidated entities (OpenKey)	(306)	—	—
Company’s portion of FFO of unconsolidated entities (Ashford Prime OP)	—	4,371	5,897
Company’s portion of FFO of unconsolidated entities (PIM Highland JV)	—	3,791	49,748
FFO available to common stockholders and OP unitholders	129,532	132,863	85,097
Extinguishment of issuance costs upon redemption of Series E preferred stock	6,124	—	—
Write-off of loan costs and exit fees	12,702	5,750	10,353
(Gain) loss on insurance settlements	(456)	—	(5)
Other impairment charges	(500)	(438)	(415)
Transaction, acquisition and management conversion costs	1,778	12,348	4,856
Other (income) expense, net	4,517	864	(6,573)
Legal judgment and related legal costs	1,176	95	11,907
Dead deal costs	391	769	—
Software implementation costs	—	—	320
Compensation adjustment related to modified employment terms	—	—	2,997
Non-cash stock/unit-based compensation	9,672	3,470	16,918
Unrealized (gain) loss on marketable securities	(4,946)	(127)	332
Unrealized (gain) loss on derivatives	2,534	7,402	1,100
Company’s portion of unrealized loss of AQUA U.S. Fund	5,062	3,386	—
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	3,729	(1,032)	2,558
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	8	—	—
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	—	593	398
Company’s portion of adjustments to FFO of unconsolidated entities (PIM Highland JV)	—	—	(669)
Adjusted FFO available to common stockholders and OP unitholders	$171,323	$165,943	$129,174

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments and our derivatives portfolio that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2016, our total indebtedness of $3.8 billion included $3.2 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2016 would be approximately $8.0 million annually. Interest rate changes have no impact on the remaining $576.4 million of fixed-rate debt. At December 31, 2015, the total consolidated indebtedness of $3.9 billion included $2.8 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2015 would be approximately $7.0 million per year. Interest rate changes will have no impact on the remaining $1.1 billion of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2016 and December 31, 2015, respectively, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $226.0 million, to hedge financial and capital market risk for upfront costs of $10.7 million, which was subsequently returned to us as collateral by our counterparties. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $8.0 million at December 31, 2016.
We have purchased options on Eurodollar futures, excluding those that have matured, to hedge our cash flow risk for total costs of $602,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are fulfilled.
We hold interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to zero percent. Our total exposure is capped at our initial upfront costs totaling $9.4 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc. and subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedules as of and for the years ended December 31, 2016 and 2015 listed in the accompanying index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashford Hospitality Trust, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ashford Hospitality Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017, expressed an adverse opinion thereon.

/s/ BDO USA LLP
Dallas, Texas
March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc. and subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Ashford Hospitality Trust, Inc. and subsidiaries (the Company) for the year ended December 31, 2014. Our audit also included the financial statement schedules listed in the index at Item 15(a) as they relate to information included therein as of and for the year ended December 31, 2014. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Ashford Hospitality Trust, Inc. and subsidiaries’ operations and cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules as they relate to information included therein as of and for the year ended December 31, 2014, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Dallas, Texas
March 2, 2015

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments in hotel properties, net	4,160,563	4,419,684
Cash and cash equivalents	347,091	215,078
Restricted cash	144,014	153,680
Marketable securities	53,185	—
Accounts receivable, net of allowance of $690 and $715, respectively	44,629	40,438
Inventories	4,530	4,810
Note receivable, net of allowance of $0 and $7,083, respectively	—	3,746
Investment in unconsolidated entities	58,779	62,568
Deferred costs, net	2,846	3,847
Prepaid expenses	17,578	12,458
Derivative assets, net	3,614	3,435
Other assets	11,718	10,647
Intangible asset, net	10,061	11,343
Due from Ashford Prime OP, net	—	528
Due from third-party hotel managers	13,348	22,869
Assets held for sale	19,588	—
Total assets	$4,891,544	$4,965,131
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,723,559	$3,840,617
Accounts payable and accrued expenses	126,986	123,444
Dividends payable	24,765	22,678
Unfavorable management contract liabilities	1,380	3,355
Due to Ashford Inc., net	15,716	9,856
Due to Ashford Prime OP, net	488	—
Due to related party, net	1,001	1,339
Due to third-party hotel managers	2,714	2,504
Intangible liabilities, net	16,195	16,494
Other liabilities	16,548	14,539
Liabilities related to assets held for sale	37,047	—
Total liabilities	3,966,399	4,034,826
Commitments and contingencies (note 13)
Redeemable noncontrolling interests in operating partnership	132,768	118,449
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at December 31, 2016 and 2015	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at December 31, 2016 and 2015	95	95
Series E Cumulative Preferred Stock, 0 and 4,630,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	46
Series F Cumulative Preferred Stock, 4,800,000 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	48	—
Series G Cumulative Preferred Stock, 6,200,000 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	62	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 96,376,827 and 95,470,903 shares issued and outstanding at December 31, 2016 and 2015, respectively	964	955
Additional paid-in capital	1,764,450	1,597,194
Accumulated deficit	(974,015)	(787,221)
Total stockholders’ equity of the Company	791,621	811,086
Noncontrolling interests in consolidated entities	756	770
Total equity	792,377	811,856
Total liabilities and equity	$4,891,544	$4,965,131
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue
Rooms	$1,180,199	$1,059,012	$640,325
Food and beverage	253,211	227,099	112,701
Other	56,891	48,699	26,958
Total hotel revenue	1,490,301	1,334,810	779,984
Advisory services revenue	—	—	10,724
Other	1,742	2,156	4,141
Total revenue	1,492,043	1,336,966	794,849
Expenses
Hotel operating expenses:
Rooms	255,317	231,614	143,751
Food and beverage	172,530	153,340	77,653
Other expenses	455,818	405,896	254,495
Management fees	54,734	49,394	31,125
Total hotel expenses	938,399	840,244	507,024
Property taxes, insurance and other	73,457	65,301	38,499
Depreciation and amortization	243,863	210,410	110,653
Impairment charges	17,816	19,511	(415)
Gain (loss) on insurance settlement	—	—	(5)
Transaction costs	77	6,252	625
Advisory services fee	54,361	43,023	4,533
Corporate, general and administrative	8,366	14,310	57,243
Total expenses	1,336,339	1,199,051	718,157
Operating income (loss)	155,704	137,915	76,692
Equity in earnings (loss) of unconsolidated entities	(6,110)	(6,831)	2,495
Interest income	331	90	62
Gain (loss) on acquisition of PIM Highland JV and sale of hotel properties	31,599	380,752	—
Other income (expense)	(4,517)	(864)	6,573
Interest expense and amortization of premiums and loan costs	(223,967)	(187,514)	(114,502)
Write-off of loan costs and exit fees	(12,702)	(5,750)	(10,353)
Unrealized gain (loss) on marketable securities	4,946	127	(332)
Unrealized gain (loss) on derivatives	(2,534)	(7,402)	(1,100)
Income (loss) from continuing operations before income taxes	(57,250)	310,523	(40,465)
Income tax benefit (expense)	(1,532)	(4,710)	(1,266)
Income (loss) from continuing operations	(58,782)	305,813	(41,731)
Income (loss) from discontinued operations	—	—	33
Gain (loss) on sale of hotel properties, net of tax	—	599	3,491
Net income (loss)	(58,782)	306,412	(38,207)
(Income) loss from consolidated entities attributable to noncontrolling interests	14	30	406
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	12,483	(35,503)	6,400
Net income (loss) attributable to the Company	(46,285)	270,939	(31,401)
Preferred dividends	(36,272)	(33,962)	(33,962)
Extinguishment of issuance costs upon redemption of Series E preferred stock	(6,124)	—	—
Net income (loss) available to common stockholders	$(88,681)	$236,977	$(65,363)
Income (loss) per share – basic and diluted:
Basic:
Income (loss) from continuing operations attributable to common stockholders	$(0.95)	$2.43	$(0.75)
Income (loss) from discontinued operations attributable to common stockholders	—	—	—
Net income (loss) attributable to common stockholders	$(0.95)	$2.43	$(0.75)
Weighted average common shares outstanding – basic	94,426	96,290	87,622
Diluted:
Income (loss) from continuing operations attributable to common stockholders	$(0.95)	$2.35	$(0.75)
Income (loss) from discontinued operations attributable to common stockholders	—	—	—
Net income (loss) attributable to common stockholders	$(0.95)	$2.35	$(0.75)
Weighted average common shares outstanding – diluted	94,426	114,881	87,622
Dividends declared per common share	$0.48	$0.48	$0.48
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(58,782)	$306,412	$(38,207)
Other comprehensive income (loss), net of tax:
Reclassification to interest expense	—	—	100
Total other comprehensive income (loss)	—	—	100
Total comprehensive income (loss)	(58,782)	306,412	(38,107)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	14	30	406
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	12,483	(35,503)	6,497
Comprehensive income (loss) attributable to the Company	$(46,285)	$270,939	$(31,204)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Series F		Series G		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2014	1,657	$17	9,469	$95	4,630	$46	—	$—	—	$—	80,566	$805	$1,513,133	$(896,110)	$(197)	$1,048	$618,837	$134,206
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(41)	—	(458)	—	—	—	(458)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,782	—	—	—	2,782	16,373
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(18)	—	23	—	—	—	23	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	423	4	(4)	—	—	—	—	50
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	8,350	83	85,757	—	—	—	85,840	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(41,894)	—	—	(41,894)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,542)	—	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,002)	—	—	(20,002)	—
Dividends declared - preferred shares- Series E	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,418)	—	—	(10,418)	—
Reclassification to interest expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	197	—	197	(97)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(255)	(255)	(10,715)
Sale of consolidated noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	640	—	—	560	1,200	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	160	2	1,814	(401)	—	—	1,415	(1,434)
Ashford Inc. spin-off	—	—	—	—	—	—	—	—	—	—	—	—	(18,413)	—	—	(147)	(18,560)	(6,235)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(45,988)	—	—	(45,988)	45,988
Unvested operating partnership units reclassified to equity	—	—	—	—	—	—	—	—	—	—	—	—	(5,328)	—	—	—	(5,328)	5,328
Deferred compensation to be settled in shares	—	—	—	—	—	—	—	—	—	—	—	—	958	(567)	—	—	391	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,401)	—	(406)	(31,807)	(6,400)
Balance at December 31, 2014	1,657	$17	9,469	$95	4,630	$46	—	$—	—	$—	89,440	$894	$1,580,904	$(1,050,323)	$—	$800	$532,433	$177,064
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(5,803)	(57)	(52,235)	—	—	—	(52,292)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,054	—	—	—	2,054	1,416
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(20)	—	17	—	—	—	17	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,183	12	(12)	—	—	—	—	35
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	10,530	105	110,765	—	—	—	110,870	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,190)	—	—	(47,190)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,542)	—	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,002)	—	—	(20,002)	—
Dividends declared - preferred shares- Series E	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,418)	—	—	(10,418)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,919)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	141	1	1,544	—	—	—	1,545	(1,545)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Series F		Series G		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Distribution of Ashford Prime OP units	—	—	—	—	—	—	—	—	—	—	—	—	(45,843)	—	—	—	(45,843)	(9,790)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	73,315	—	—	73,315	(73,315)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	270,939	—	(30)	270,909	35,503
Balance at December 31, 2015	1,657	$17	9,469	$95	4,630	$46	—	$—	—	$—	95,471	$955	$1,597,194	$(787,221)	$—	$770	$811,856	$118,449
Purchases of common shares	—	—	—	—	—	—	—	—	—	—	(124)	(1)	(728)	—	—	—	(729)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	5,746	—	—	—	5,746	3,926
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(47)	—	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	862	8	(8)	—	—	—	—	66
Redemption of preferred shares	—	—	—	—	(4,630)	(46)	—	—	—	—	—	—	(109,580)	(6,124)		—	(115,750)	—
Issuances of preferred shares	—	—	—	—	—	—	4,800	48	6,200	62	—	—	265,510	—	—	—	265,620	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(46,292)	—	—	(46,292)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,542)	—	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,002)	—	—	(20,002)	—
Dividends declared – preferred shares- Series E	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,280)	—	—	(6,280)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,130)		—	(4,130)	—
Dividends declared – preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,318)		—	(2,318)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,988)
Redemption of operating partnership units for sale of hotel property	—	—	—	—	—	—	—	—	—	—	—	—	4,718	—	—	—	4,718	(16,423)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	215	2	1,598	(2,571)	—	—	(971)	971
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,250)	—	—	(49,250)	49,250
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(46,285)	—	(14)	(46,299)	(12,483)
Balance at December 31, 2016	1,657	$17	9,469	$95	—	$—	4,800	$48	6,200	$62	96,377	$964	$1,764,450	$(974,015)	$—	$756	$792,377	$132,768
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(58,782)	$306,412	$(38,207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	243,863	210,410	110,931
Impairment charges	17,816	19,511	(415)
Amortization of intangibles	(156)	(167)	—
Write-off of intangibles	564	—	—
Bad debt expense	1,185	1,059	346
Equity in (earnings) loss of unconsolidated entities	6,110	6,831	(2,495)
Distributions of earnings from unconsolidated entities	—	996	995
(Gain) loss on acquisition of PIM Highland JV and sale of properties, net	(31,599)	(381,351)	(3,731)
Realized and unrealized (gain) loss on trading securities	(4,946)	(1,776)	(5,447)
Purchases of marketable securities	(48,239)	(96,322)	(169,605)
Sales of marketable securities	—	95,963	143,732
(Gain) loss on insurance settlement	(456)	—	(5)
Net settlement of trading derivatives	(5,866)	(1,106)	(505)
Payments for derivatives	(230)	(9,975)	—
Realized and unrealized (gains) losses on derivatives	6,116	9,861	1,100
Amortization of loan costs and premiums, write-off of loan costs and exit fees	34,696	23,059	17,590
Equity-based compensation	9,672	3,470	19,155
Changes in operating assets and liabilities, exclusive of effect of hotel acquisitions and dispositions of hotel properties and Ashford Inc. spin-off:
Restricted cash	(4,668)	5,378	2,257
Accounts receivable and inventories	(880)	5,325	(174)
Prepaid expenses and other assets	(7,453)	(1,042)	415
Accounts payable and accrued expenses	1,670	(1,373)	12,445
Due to/from affiliates	—	3,473	(2,171)
Due to/from related party	(610)	(2,624)	1,630
Due to/from third-party hotel managers	9,731	8,858	22,169
Due to/from Ashford Prime OP, net	1,016	136	(1,699)
Due to/from Ashford Inc., net	5,860	1,654	1,518
Other liabilities	641	2,295	1,490
Net cash provided by (used in) operating activities	175,055	208,955	111,319
Cash Flows from Investing Activities
Investment in unconsolidated entity	(2,321)	—	—
Proceeds from payments on notes receivable	4,246	245	246
Proceeds from franchise agreement extensions	—	7,500	—
Cash contribution to Ashford Inc.	—	—	(32,119)
Acquisition of hotel properties and assets, net of cash acquired	(3,339)	(734,998)	(71,591)
Change in restricted cash related to improvements and additions to hotel properties	12,346	41,401	(30,243)
Improvements and additions to hotel properties	(204,040)	(175,159)	(120,105)
Net proceeds from sale of assets/properties	183,350	7,650	30,269
Due from Ashford Prime OP	—	—	13,635
Payments for initial franchise fees	(30)	(568)	(208)
Proceeds from sale of consolidated noncontrolling interest	—	—	1,200
Proceeds from property insurance	1,872	385	1,671
Net cash provided by (used in) investing activities	(7,916)	(853,544)	(207,245)
Cash Flows from Financing Activities
Borrowings on indebtedness	487,500	2,277,782	718,825
Repayments of indebtedness	(559,037)	(1,550,299)	(514,657)
Payments for loan costs and exit fees	(20,156)	(47,993)	(20,054)
Payments for dividends and distributions	(91,465)	(91,282)	(85,417)
Purchases of common stock	(729)	(52,292)	(458)
Redemption of preferred stock	(115,750)	—	—
Payments for derivatives	(199)	(2,217)	(666)
Proceeds from common stock offering	—	110,870	85,840
Proceeds from preferred stock offerings	265,620	—	—
Distributions to noncontrolling interests in consolidated entities	—	—	(1,235)
Other	66	35	31
Net cash provided by (used in) financing activities	(34,150)	644,604	182,209
Net change in cash and cash equivalents	132,989	15	86,283
Cash and cash equivalents at beginning of year	215,078	215,063	128,780
Cash and cash equivalents held for sale at the end of period	(976)	—	—
Cash and cash equivalents at end of year	$347,091	$215,078	$215,063

	Year Ended December 31,
	2016	2015	2014
Supplemental Cash Flow Information
Interest paid	$201,895	$165,809	$108,013
Income taxes paid	1,882	8,730	1,159

Supplemental Disclosure of Investing and Financing Activities
Non-cash deferred compensation	$—	$—	$958
Dividend receivable from Ashford Prime	—	—	249
Accrued but unpaid capital expenditures	11,402	7,525	2,774
Transfer of debt to Ashford Prime	—	—	69,000
Dividends declared but not paid	24,765	22,678	21,889
Investment in unconsolidated entity	—	59,338	—
Net liabilities distributed to Ashford Inc. (net of cash contributed)	—	—	7,324
Assumption of debt	—	74,320	—
Acquisition of land	—	3,100	—
Transfer of debt upon sale of hotel property	23,850	—	—
Redemption of operating partnership units for sale of hotel property	11,705	—	—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014
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
As of December 31, 2016, we owned interests in the following assets:

•
123 consolidated hotel properties, including 121 (two that are held for sale) directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 26,013 total rooms (or 25,986 net rooms excluding those attributable to our partner);

•	86 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•
a 96.6% ownership in Ashford Quantitative Alternatives (U.S.), LP (the “AQUA U.S. Fund”) previously named AIM Real Estate Hedged Equity (U.S.) Fund, LP (the “REHE Fund”) with a carrying value of $50.9 million.

•	a 29.7% ownership in Ashford Inc. common stock with a carrying value of $5.9 million; and

•	a 13.3% ownership in OpenKey with a carrying value of $2.0 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2016, our 123 hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of December 31, 2016, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 84 of our 123 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. On June 22, 2016 and September 22, 2016, Ashford Inc. amended the agreement extending the date with respect to which Ashford Inc. and Remington Lodging have the right to terminate the agreement if the acquisition is not consummated prior to April 7, 2017. The acquisition is subject to the satisfaction of various conditions, and if completed, will not impact our management agreements with Remington Lodging.
2. Significant Accounting Policies
Basis of Presentation—The accompanying consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
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
The following acquisitions/dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Acquisition/Disposition	Acquisition/Disposition Date
Pier House Resort	Key West, Florida	Disposition	March 1, 2014
The Ashton	Fort Worth, Texas	Acquisition	July 18, 2014
Marriott Fremont Silicon Valley	Fremont, California	Acquisition	August 6, 2014
Lakeway Resort & Spa	Austin, Texas	Acquisition	February 6, 2015
Memphis Marriott East	Memphis, Tennessee	Acquisition	February 25, 2015
PIM Highland JV (28.26% interest)	Various	Acquisition	March 6, 2015
Hampton Inn & Suites	Gainesville, Florida	Acquisition	April 29, 2015
Le Pavillon Hotel	New Orleans, Louisiana	Acquisition	June 3, 2015
9-hotel portfolio	Various	Acquisition	June 17, 2015
W Atlanta Downtown	Atlanta, Georgia	Acquisition	July 1, 2015
Le Meridien Minneapolis	Minneapolis, Minnesota	Acquisition	July 23, 2015
Hilton Garden Inn - Wisconsin Dells	Wisconsin Dells, Wisconsin	Acquisition	August 5, 2015
Hotel Indigo Atlanta	Atlanta, Georgia	Acquisition	October 15, 2015
W Minneapolis Foshay	Minneapolis, Minnesota	Acquisition	November 10, 2015
5-hotel portfolio	Various	Disposition	June 1, 2016
Hampton Inn & Suites	Gainesville, Florida	Disposition	September 1, 2016
SpringHill Suites Gaithersburg	Gaithersburg, Maryland	Disposition	October 1, 2016
2-hotel portfolio	Palm Desert, California	Disposition	October 7, 2016
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
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.
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
Accounts Receivable—Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. We generally do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of guests to make required payments for services. The allowance is maintained at a level believed adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions, and other relevant factors, including specific reserves for certain accounts.
Inventories—Inventories, which primarily consist of food, beverages, and gift store merchandise, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. See note 6.
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
Assets Held for Sale—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity that represents a strategic shift that has (or will have) a major effect on our operations and cash flows. Depreciation and amortization will cease as of the date assets have met the criteria to be deemed held for sale. See note 6.
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 13.3% to 96.6%, at December 31, 2016, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded for the years ended December 31, 2016, 2015 and 2014.
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
Note Receivable—Mezzanine loan financing, classified as note receivable, represented a loan held for investment and intended to be held to maturity. Note receivable was recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the years ended December 31, 2016, 2015 and 2014. Our note receivable was paid in full on December 2, 2016. See note 4.
VIEs, as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIE does not effectively disperse risks among the parties involved. We no longer hold the mezzanine note receivable at December 31, 2016, which was secured by a hotel property and was subordinate to the controlling interest in the secured hotel property. Although the note receivable was considered to be a variable interest in the entity that owns the related hotel, we were not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we did not consolidate the hotel property for which we had provided financing. We will evaluate the interests in entities acquired or created in the future to determine whether

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Impairment of Notes Receivable—We review notes receivable for impairment each reporting period. A loan is impaired when, based on current information and events, collection of all amounts recorded as assets on the balance sheet is no longer considered probable. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the years ended December 31, 2016, 2015 and 2014. Valuation adjustments of $500,000, $439,000 and $415,000 on previously impaired notes were credited to impairment charges for the years ended December 31, 2016, 2015 and 2014, respectively. See note 4.
Marketable Securities—Marketable securities include U.S. treasury bills and publicly traded equity securities. All of these investments are recorded at fair value. Prior to our investment in the AQUA U.S. Fund, it also included put and call options in certain publicly traded equity securities. Put and call options are considered derivatives. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “marketable securities” or “liabilities associated with marketable securities and other” in the consolidated balance sheets. The cost of securities sold is determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains and losses and costs of investment, is reported as a component of “other income (expense).” Unrealized gains and losses on these investments are reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
Deferred Costs, net—Debt issuance costs are reflected as a direct reduction to the related debt obligation on our consolidated balance sheets. Prior to its expiration, debt issuance costs associated with our secured revolving credit facility were presented as an asset on our consolidated balance sheets. Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight line basis over the terms of the related franchise agreements and are presented as an asset on our consolidated balance sheets. See notes 7 and 9.
Intangible Assets and Liabilities—Intangible assets and liabilities represent the assets and liabilities recorded on certain hotel properties’ ground lease contracts that were below or above market rates at the date of acquisition. These assets and liabilities are amortized using the straight line method over the remaining terms of the respective lease contracts. See note 8.
Derivative Instruments and Hedging—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors, flooridors. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We also use credit default swaps to hedge financial and capital market risk. All of our derivatives are subject to master- netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are made good.
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives, credit default swaps and options on futures contracts are reported as “derivative assets, net” in the consolidated balance sheets. Interest rate derivatives and futures, changes in fair value are recognized in earnings as “unrealized gain (loss) on derivatives” in the consolidated statements of operations. Accrued interest on non-hedge designated interest rate derivatives is included in “accounts receivable, net” in the consolidated balance sheets. For interest rate derivatives designated as cash flow hedges:

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
the ineffective portion of changes in fair value is recognized directly in earnings as “unrealized gain (loss) on derivatives” in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014 there was no ineffectiveness.

For non-hedge designated interest rate derivatives, credit default swaps and options on futures contracts, changes in fair value and realized gains and losses are recognized in earnings as “unrealized gain (loss) on derivatives” and “other income (expense)”, respectively, in the consolidated statements of operations.
Due to/from Related Party—Due to/from related party represents current receivables and payables resulting from transactions related to hotel management, project management and market services with a related party. Due to/from related party is generally settled within a period not exceeding one year.
Due to/from Ashford Prime OP, net—Due to/from Ashford Prime OP represents receivables and payables resulting from certain expenses. Due to/from Ashford Prime OP is generally settled within a period not exceeding one year.
Due to/from Ashford Inc.—Due to/from Ashford Inc. represents current receivables and payables resulting primarily from advisory services fee, including reimbursable expenses. Due to/from Ashford Inc., is generally settled within a period not exceeding one year.
Due to/from Third-Party Hotel Managers—Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, real estate taxes and other items. Due to/from third-party hotel managers also represents current receivables and payables resulting from transactions related to hotel management.
Unfavorable Management Contract Liabilities—Certain management agreements assumed in previous acquisitions had terms that were more favorable to the respective managers than typical market management agreements at the acquisition dates. As a result, we recorded unfavorable contract liabilities related to those management agreements totaling $23.4 million based on the present value of expected cash outflows over the initial terms of the related agreements. The unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, our analysis involves considerable management judgment and assumptions.
Noncontrolling Interests—The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period plus distributions paid to these limited partners’ Class B unit holdings. The redeemable noncontrolling interests in our operating partnership is classified in the mezzanine section of the consolidated balance sheets as these redeemable operating partnership units do not meet the requirements for permanent equity classification prescribed by the authoritative accounting guidance because these redeemable operating partnership units may be redeemed by the holder as described in note 14. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interests in consolidated entities represent ownership interests of 15% in two hotel properties held by one joint venture at December 31, 2016 and 2015, and is reported in equity in the consolidated balance sheets.
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
Other Hotel Expenses—Other hotel expenses include internet, telephone charges, guest laundry, valet parking, and hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2016, 2015 and 2014, our continuing operations incurred advertising costs of $6.4 million, $5.6 million and $3.3 million, respectively. Advertising costs related to continuing operations are included in “other” hotel expenses in the accompanying consolidated statements of operations.
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
Depreciation and Amortization—Owned hotel properties are depreciated over the estimated useful life of the assets and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation and amortization expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2012 through 2016 remain subject to potential examination by certain federal and state taxing authorities.
Income (Loss) Per Share—Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive. Diluted income (loss) per common share reflects the potential dilution

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.
Recently Adopted Accounting Standards—In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the initial stages of evaluating the effect of the standard on our consolidated financial statements, including as it pertains to accounting for real estate sales, and continue to evaluate the available transition methods. However, we have not yet selected a transition method. Based on our initial and ongoing assessment of ASU 2014-09, we do not currently believe there will be a material impact to the amount or timing of revenue recognition for rooms revenue, food and beverage revenue and other hotel revenue.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We do not expect that ASU 2016-01 will have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in note 13. We have not yet selected a transition method.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-07 will have on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - Debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We anticipate that our restricted cash will be included with cash and cash equivalents in our consolidated statements of cash flows upon adoption of ASU 2016-18. We are currently evaluating whether we will early adopt ASU 2016-18.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. While we are currently evaluating the potential impact of the standard, we currently expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions).
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU “2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective approach. We are evaluating the impact that ASU 2017-05 will have on our consolidated financial statements and related disclosures.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Investments in Hotel Properties
Investments in hotel properties consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$663,013	$704,534
Buildings and improvements	3,913,377	4,026,857
Furniture, fixtures and equipment	434,091	406,893
Construction in progress	32,525	31,235
Condominium properties	11,558	11,947
Total cost	5,054,564	5,181,466
Accumulated depreciation	(894,001)	(761,782)
Investments in hotel properties, net	$4,160,563	$4,419,684
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $3.4 billion and $3.7 billion as of December 31, 2016 and 2015.
For the years ended December 31, 2016, 2015 and 2014, we recognized depreciation expense, including depreciation of discontinued hotel properties, of $243.6 million, $210.1 million and $110.6 million, respectively.
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
Acquisitions
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
Savannah - Dock Acquisition
On October 6, 2016, we acquired a 100% interest in a permanent exclusive docking easement, a leasehold interest and certain floating docks in riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia for total consideration of approximately $1.2 million in cash.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Note Receivable
In February 2010, the mezzanine loan secured by the Ritz-Carlton hotel property in Key Biscayne, Florida, with a principal amount of $38.0 million and a net carrying value of $23.0 million at December 31, 2009 was restructured. In connection with the restructuring, we received a cash payment of $20.2 million and a $4.0 million note receivable. We recorded a net impairment charge of $10.7 million in 2009 on the original mezzanine loan. The restructured note bore interest at a rate of 6.09% and was set to mature in June 2017 with interest only payments through maturity. The note receivable was recorded at its net present value of $3.0 million at restructuring, based on its future cash flows. The interest payments were recorded as reductions of the principal of the note receivable, and the valuation adjustments to the net carrying amount of this note was recorded as a credit to impairment charges.
On December 2, 2016, the note receivable was paid in full. The remaining valuation allowance of $6.6 million related to the original mezzanine loan was removed upon settlement.
The following table summarizes the changes in allowance for losses for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance at beginning of period	$7,083	$7,522	$7,937
Valuation adjustments (credits to impairment charges)	(500)	(439)	(415)
Charge-offs	(6,583)	—	—
Balance at end of period	$—	$7,083	$7,522
5. Investment in Unconsolidated Entities

Ashford Inc.
On February 27, 2014, we announced that our board of directors had approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a taxable special distribution. The spin-off was completed on November 12, 2014, with a pro-rata taxable distribution of Ashford Inc.’s common stock to our common stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of our common stock held by our stockholders. In addition for each common unit of our operating partnership, the holder received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. The exchange occurred on November 12, 2014, simultaneously with the distribution to common stockholders. Following the spin-off, we continue to hold approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 30.1% ownership interest in Ashford Inc. at the time of the spin-off. In connection with the spin-off, we entered into an advisory agreement with Ashford Inc. As of December 31, 2016, we owned an approximate 29.7% ownership interest, with a fair value of $25.8 million, in Ashford Inc.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the condensed balance sheets as of December 31, 2016 and 2015 and the condensed statements of operations for the years ended December 31, 2016, 2015 and 2014 of Ashford Inc. as well as our equity in loss since November 13, 2014 (in thousands):
Ashford Inc.
Condensed Balance Sheets

	December 31, 2016	December 31, 2015
Total assets	$129,797	$166,991
Total liabilities	38,168	30,115
Redeemable noncontrolling interests	1,480	240
Total stockholders’ equity of Ashford Inc.	37,377	32,165
Noncontrolling interests in consolidated entities	52,772	104,471
Total equity	90,149	136,636
Total liabilities and equity	$129,797	$166,991
Our ownership interest in Ashford Inc.	$5,873	$6,616
Ashford Inc.
Condensed Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Total revenue	$67,607	$58,981	$17,288
Total expenses	(70,064)	(60,332)	(63,586)
Operating income (loss)	(2,457)	(1,351)	(46,298)
Realized and unrealized gain (loss) on investment in unconsolidated entity, net	(1,460)	(2,141)	—
Realized and unrealized gain (loss) on investments, net	(7,787)	(7,600)	—
Other income (expense)	81	1,114	—
Income tax benefit (expense)	(780)	(2,066)	(783)
Net income (loss)	(12,403)	(12,044)	(47,081)
(Income) loss from consolidated entities attributable to noncontrolling interests	8,860	10,852	647
Net (income) loss attributable to redeemable noncontrolling interests	1,147	2	24
Net income (loss) attributable to Ashford Inc.	$(2,396)	$(1,190)	$(46,410)
Our equity in earnings (loss) of Ashford Inc.	$(743)	$(483)	$(3,245)
AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 52.4% ownership interest in the AQUA U.S. Fund, previously named the REHE Fund. The AQUA U.S. Fund is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of and for the year ended December 31, 2016, the AQUA U.S. Fund was consolidated by Ashford Inc. The AQUA U.S. Fund invests substantially all of its assets in the AIM Real Estate Hedged Equity Master Fund, LP (the “Master Fund”), and as a consequence of our investment in the AQUA U.S. Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the AQUA U.S. Fund.
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The AQUA U.S. Fund records its investment in the Master Fund at its proportionate share of net assets. Income (loss) and distributions are allocated to the AQUA U.S. Fund’s partners based on their ownership percentage of the AQUA U.S. Fund. Our equity in loss in the AQUA U.S. Fund represents our share of the AQUA U.S. Fund’s loss for the year ended December 31, 2016 and for the period from June 1, 2015 through December 31, 2015. We generally may redeem our investment in the AQUA U.S. Fund on the last business day of the month after providing written notice. As of December 31, 2016, we have no unfunded

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

commitments. We are not obligated to pay any portion of the management fee or the performance allocation in favor of the AQUA U.S. Fund’s investment manager and general partner, respectively, but do share pro rata in all other applicable expenses of the AQUA U.S. Fund. As of December 31, 2016 and 2015, we owned an approximate 96.6% and 52.4% ownership interest in the AQUA U.S. Fund, respectively.
The following tables summarize the balance sheets as of December 31, 2016 and 2015 and the statements of operations for the years ended December 31, 2016 and 2015 of the AQUA U.S. Fund (in thousands):
Ashford Quantitative Alternatives (U.S.), LP
Condensed Balance Sheets

	December 31, 2016	December 31, 2015
Total assets	$55,022	$106,792
Total liabilities	2,311	—
Partners’ capital	52,711	106,792
Total liabilities and partners’ capital	$55,022	$106,792
Our ownership interest in the AQUA U.S. Fund	$50,890	$55,952
Ashford Quantitative Alternatives (U.S.), LP
Condensed Statements of Operations

	Year Ended December 31,
	2016	2015
Total investment income	$200	$1,266
Net expenses	(401)	(273)
Net investment income (loss)	(201)	993
Net unrealized gain (loss) on investments	1,114	(2,308)
Net realized gain (loss) on investments	(8,773)	(5,103)
Net gain (loss) attributable to the AQUA U.S. Fund	$(7,860)	$(6,418)
Our equity in earnings (loss) of the AQUA U.S. Fund	$(5,062)	$(3,386)
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
In 2016, the Company made investments totaling $2.3 million in OpenKey, which is controlled and consolidated by Ashford Inc., for a 13.3% ownership interest. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of December 31, 2016, our 13.3% ownership interest had a carrying value of $2.0 million. For the year ended December 31, 2016, our equity in loss of the unconsolidated entity was $305,000.
We held a 14.4% subordinated beneficial interest in a trust of the Four Seasons property in Nevis, which had a carrying value of zero. In February 2016, the Four Seasons hotel property in Nevis was sold. No gain or loss was recognized associated with our 14.4% subordinated beneficial interest. As a result of the sale, we have no ownership interest in the hotel property as of December 31, 2016.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Hotel Dispositions, Assets Held for Sale and Impairment Charges
Hotel Dispositions
On June 1, 2016, the Company sold the Noble Five Hotels, a 5-hotel portfolio of select-service hotel properties for approximately $142.0 million in cash. The sale resulted in a gain of $22.8 million for the year ended December 31, 2016 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations. The portfolio is comprised of the Courtyard Edison in Edison, New Jersey; the Residence Inn Buckhead in Atlanta, Georgia; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, Florida.
On September 1, 2016, the Company sold the Hampton Inn Gainesville for approximately $26.5 million in cash. The sale resulted in a gain of $1.6 million for the year ended December 31, 2016 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations.
On October 1, 2016, the Company sold the SpringHill Suites in Gaithersburg, Maryland for approximately $13.2 million. The consideration received from the sale was a combination of cash and approximately 2.0 million Class B common units of the Company’s operating partnership. The Class B operating partnership units were redeemed at a price of $5.74 per unit, or a price of $6.05 per common share after taking into account the current conversion factor. The Company also paid off approximately $10.4 million of debt associated with the hotel property. The sale resulted in a loss of $223,000 for the year ended December 31, 2016 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations (see impairment discussion below).
On October 7, 2016, the Company sold the Courtyard and Residence Inn in Palm Desert, California for $36.0 million. The consideration received from the sale was a combination of cash and assumption of approximately $23.8 million of mortgage debt associated with the hotel properties. The sale resulted in a gain of $7.5 million for the year ended December 31, 2016 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations.
We included the results of operations for these hotel properties through the date of disposition in net income (loss) as shown in the consolidated statements of operations for the year ended December 31, 2016, 2015 and 2014, respectively. The following table includes condensed financial information from these hotel properties (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total hotel revenue	$36,985	$65,328	$56,547
Total hotel operating expenses	(23,276)	(41,801)	(37,002)
Operating income (loss)	13,709	23,527	19,545
Property taxes, insurance and other	(1,699)	(3,402)	(2,817)
Depreciation and amortization	(4,564)	(10,131)	(7,533)
Impairment charges	(5,039)	(2,817)	—
Gain (loss) on sale of hotel properties	31,599	—	—
Interest expense and amortization of loan costs	(4,684)	(8,418)	(8,097)
Write-off of loan costs and exit fees	(5,076)	—	—
Income (loss) before income taxes	24,246	(1,241)	1,098
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(3,511)	166	(143)
Income (loss) before income taxes attributable to the Company	$20,735	$(1,075)	$955

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2014, we completed the sale of the Homewood Suites hotel in Mobile, Alabama. Since this hotel property sold prior to our adoption of ASU 2014-08, we will continue to present the operating results as discontinued operations in the statements of operations for all applicable periods presented. The following table includes condensed financial information from this hotel for the year ended December 31, 2014 (in thousands):

Year Ended December 31,
2014
Hotel revenues	$2,479
Hotel operating expenses	(1,678)
Operating income (loss)	801
Property taxes, insurance and other	(109)
Depreciation and amortization	(278)
Interest expense and amortization of loan costs	(332)
Income (loss) on sale of hotel property	(49)
Income (loss) from discontinued operations	33
(Income) loss from discontinued operations attributable to redeemable noncontrolling interests in operating partnership	(4)
Income (loss) from discontinued operations attributable to the Company	$29
Assets Held For Sale
At December 31, 2016, the Renaissance hotel in Portsmouth, Virginia (“Renaissance Portsmouth”) and the Embassy Suites in Syracuse, New York (“Embassy Suites Syracuse”) were classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2. Since the sale of the properties does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operation were not reported as discontinued operations in the consolidated financial statements. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. For the year ended December 31, 2016, total revenue of $18.7 million, and net income (excluding impairment charges discussed below) of $499,000, are included in our consolidated statements of operations. On February 1, 2017, we completed the sale of the Renaissance Portsmouth for approximately $9.2 million. On March 6, 2017, we completed the sale of the Embassy Suites Syracuse for approximately $8.8 million. See note 24.
The major classes of assets and liabilities related to the assets held for sale included in the consolidated balance sheet at December 31, 2016 were as follows:

December 31, 2016
Assets
Investments in hotel properties, net	$17,232
Cash and cash equivalents	976
Restricted cash	392
Accounts receivable	305
Inventories	96
Deferred costs, net	4
Prepaid expenses	309
Other assets	274
Assets held for sale	$19,588

Liabilities
Indebtedness, net	$35,679
Accounts payable and accrued expenses	1,323
Due to related party, net	45
Liabilities related to assets held for sale	$37,047

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Hotel Impairments
During 2016, we recorded impairment charges of $18.3 million related to three hotel properties. The impairment charges occurred at the SpringHill Suites Gaithersburg, Embassy Suites Syracuse and the Renaissance Portsmouth in the amounts of $5.0 million, $4.1 million and $9.2 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. On October 1, 2016, the Company completed the sale of the SpringHill Suites Gaithersburg for approximately $13.2 million.
In 2015, we announced a plan to commence the process to list for sale 24 select-service hotels. While we have determined this announcement did not meet the criteria to classify the 24 select-service hotels as held for sale, we have concluded that these properties were not to be held long-term. Based on our impairment assessment of individual properties, we recorded an impairment charge of $19.9 million related to two hotel properties in the second quarter of 2015. The impairment charges occurred at the Residence Inn in Las Vegas, Nevada and the SpringHill Suites in Gaithersburg, Maryland, in the amounts of $17.1 million and $2.8 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. Our estimates of fair value reduced the respective carrying values of the Residence Inn in Las Vegas, Nevada and the SpringHill Suites in Gaithersburg, Maryland to $37.5 million and $15.3 million, respectively.
7. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2016	2015
Deferred franchise fees	$4,602	$5,086
Deferred loan costs	—	638
Total costs	4,602	5,724
Accumulated amortization	(1,752)	(1,877)
	$2,850	$3,847
Deferred costs related to assets held for sale	(4)
Deferred costs, net	$2,846
8. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liability, net
	December 31,		December 31,
	2016	2015	2016	2015
Cost	$10,276	$11,499	$16,846	$16,817
Accumulated amortization	(215)	(156)	(651)	(323)
	$10,061	$11,343	$16,195	$16,494
The intangible assets and intangible liabilities noted above represent the above-market rate leases (liability) and below-market rate leases (asset) that were determined based on the comparison of rent due under the ground lease contracts assumed in the acquisitions to market rates for the remaining duration of the lease contracts and are amortized over their respective ground lease terms with expiration dates ranging from 2024 to 2114. For the years ended December 31, 2016 and 2015, net amortization related to intangibles was a reduction in lease expense of $156,000 and $167,000, respectively.
In connection with the acquisition of the land underlying and adjacent to the Marriott San Antonio in San Antonio, Texas discussed in note 3, we wrote-off approximately $564,000 of an intangible asset associated with a below market lease. Also, as a result of the sale of the Hampton Inn & Suites in Gainesville, Florida discussed in note 6, we wrote-off approximately $1.4 million of an intangible asset associated with a below market lease. In connection with the acquisition of the permanent exclusive docking easement for riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia discussed in note 3, we recorded an intangible asset of approximately $797,000. This intangible asset is not subject to amortization and has a carrying value of $797,000 as of December 31, 2016.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future net amortization expense for intangible assets and intangible liabilities for each of the next five years is as follows (in thousands):

	Intangible Assets	Intangible Liabilities
2017	$118	$356
2018	118	356
2019	118	356
2020	118	356
2021	118	356
Thereafter	8,674	14,415
Total	$9,264	$16,195

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Indebtedness, net
Indebtedness of our continuing operations and the carrying values of related collateral were as follows at December 31, 2016 and 2015 (in thousands):

				December 31, 2016		December 31, 2015
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Secured revolving credit facility (3)	None	October 2016	Base Rate (2) + 2.00% or LIBOR (1) + 3.00%	$—	$—	$—	$—
Mortgage loan (4)	8 hotels	January 2017	LIBOR (1) + 4.95%	376,800	355,707	376,800	366,160
Mortgage loan (5)	5 hotels	February 2017	LIBOR (1) + 4.75%	200,000	205,111	200,000	209,550
Mortgage loan (7) (14)	24 hotels	April 2017	LIBOR (1) + 4.39%	1,070,560	1,278,932	1,070,560	1,301,840
Mortgage loan (6)	1 hotel	April 2017	LIBOR (1) + 4.95%	33,300	40,738	33,300	42,273
Mortgage loan (8)	5 hotels	April 2017	5.95%	—	—	110,302	124,038
Mortgage loan (13)	5 hotels	April 2017	5.95%	—	—	99,144	118,946
Mortgage loan (8)	5 hotels	April 2017	5.95%	—	—	150,860	156,217
Mortgage loan (8)	7 hotels	April 2017	5.95%	—	—	120,671	140,860
Mortgage loan (6)	1 hotel	May 2017	LIBOR (1) + 5.10%	25,100	33,801	25,100	33,938
Mortgage loan (6)	1 hotel	June 2017	LIBOR (1) + 5.10%	43,750	60,260	43,750	61,197
Mortgage loan	1 hotel	June 2017	5.98%	15,729	25,714	16,002	26,668
Mortgage loan (6)	8 hotels	July 2017	LIBOR (1) + 4.09%	144,000	178,738	144,000	182,139
Mortgage loan (6)	1 hotel	July 2017	LIBOR (1) + 4.15%	35,200	37,375	35,200	38,623
Mortgage loan (6)	1 hotel	July 2017	LIBOR (1) + 5.10%	40,500	53,526	40,500	55,600
Mortgage loan (9) (15)	7 hotels	August 2017	LIBOR (1) + 4.35%	301,000	185,804	301,000	193,777
Mortgage loan (9) (10)	4 hotels	August 2017	LIBOR (1) + 4.38%	52,530	66,725	62,900	85,463
Mortgage loan (8)	1 hotel	August 2017	LIBOR (1) + 4.20%	—	—	37,500	46,335
Mortgage loan (7)	17 hotels	December 2017	LIBOR (1) + 5.52%	412,500	302,417	375,000	295,020
Mortgage loan	1 hotel	January 2018	4.38%	96,169	195,768	98,016	193,321
Mortgage loan	2 hotels	January 2018	4.44%	105,047	228,433	107,054	232,247
Mortgage loan (11) (13)	1 hotel	July 2018	LIBOR (1) + 4.50%	—	—	21,200	23,222
Mortgage loan (11)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	15,010	12,000	14,978
Mortgage loan (8)	18 hotels	October 2018	LIBOR (1) + 4.55%	450,000	457,040	—	—
Mortgage loan (12)	1 hotel	July 2019	4.00%	5,436	8,326	5,524	8,320
Mortgage loan	1 hotel	November 2020	6.26%	96,873	124,654	98,420	114,480
Mortgage loan	1 hotel	May 2023	5.46%	54,685	84,854	55,524	87,692
Mortgage loan	1 hotel	January 2024	5.49%	10,378	15,229	10,529	15,655
Mortgage loan	1 hotel	January 2024	5.49%	7,111	10,092	7,214	10,698
Mortgage loan	1 hotel	May 2024	4.99%	6,641	7,922	6,745	8,528
Mortgage loan	3 hotels	August 2024	5.20%	67,164	51,659	67,520	46,358
Mortgage loan	2 hotels	August 2024	4.85%	12,427	8,910	12,500	9,223
Mortgage loan	3 hotels	August 2024	4.90%	24,836	16,647	24,980	15,880
Mortgage loan (13)	2 hotels	February 2025	4.45%	—	—	24,147	28,739
Mortgage loan	3 hotels	February 2025	4.45%	53,293	69,036	54,110	70,637
Mortgage loan	2 hotels	February 2025	4.45%	20,575	10,952	20,919	11,807
				3,773,604	$4,129,380	$3,868,991	4,370,429
Premiums, net				3,523		5,626
Deferred loan costs, net				(17,889)		(34,000)
				$3,759,238		$3,840,617

Indebtedness related to assets held for sale (14)	1 hotel	April 2017	LIBOR (1) + 4.39%	16,080
Indebtedness related to assets held for sale (15)	1 hotel	August 2017	LIBOR (1) + 4.35%	19,599
Indebtedness, net				$3,723,559
____________________________________

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) LIBOR rates were 0.772% and 0.430% at December 31, 2016 and 2015, respectively.
(2) Base Rate, as defined in the secured revolving credit facility agreement is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5% or (iii) LIBOR + 1.0%.
(3) Our borrowing capacity under our secured revolving credit facility was $100.0 million. The secured revolving credit facility expired in October 2016.
(4) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions. The first one-year extension period began in January 2017.
(5) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions and a LIBOR floor of 0.20%. The second one-year extension period began in February 2017.
(6) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions.
(7) This mortgage loan has four one-year extension options subject to satisfaction of certain conditions.
(8) On October 7, 2016, we refinanced four mortgage loans totaling $415.0 million set to mature from April 2017 to August 2017 with a new $450.0 million loan with a two year initial term and four one-year extension options subject to satisfaction of certain conditions. See discussion below.
(9) This mortgage loan has three one-year extension options subject to satisfaction of certain conditions. The first one-year extension period began in August 2016.
(10) This mortgage loan had a $10.4 million pay down of principal on September 30, 2016 related to the SpringHill Suites Gaithersburg. See note 6.
(11) This mortgage loan has two one-year extension options subject to satisfaction of certain conditions.
(12) This mortgage loan provides for an interest rate of LIBOR + 3.75% with a 0.25% LIBOR floor for the first 18 months. Beginning February 2016, the interest rate is fixed at 4.0%.
(13) This mortgage loan relates to hotel properties sold during 2016.
(14) A portion of this mortgage loan relates to the Renaissance Portsmouth. See note 24.
(15) A portion of this mortgage loan relates to the Embassy Suites Syracuse. See note 24.
On October 7, 2016, the Company refinanced four mortgage loans with existing outstanding balances totaling approximately $415.1 million with a new loan totaling $450.0 million. The mortgage loans were refinanced through one new mortgage loan with a two-year initial term and four one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only, provides for a floating interest rate of LIBOR + 4.55%, and contains flexible release provisions for the potential sale of assets. The mortgage loan is secured by eighteen hotel properties: Courtyard Basking Ridge, Courtyard Newark, Courtyard Oakland, Courtyard Plano, Courtyard Scottsdale, Residence Inn Newark, Residence Inn Phoenix, Residence Inn Plano, SpringHill Suites Glen Allen, SpringHill Suites Manhattan Beach, SpringHill Suites Plymouth Meeting, TownePlace Suites Manhattan Beach, Embassy Suites Flagstaff, Marriott Bridgewater, Marriott Raleigh Durham, Marriott Suites Dallas, Sheraton Bucks County, and Marriott Fremont.
On September 30, 2016, we repaid $10.4 million of principal on our mortgage loan partially secured by the SpringHill Suites Gaithersburg. This hotel property was sold on October 1, 2016. See note 6.
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
On October 30, 2015, we obtained a new $100.0 million secured revolving credit facility which expired in October 2016. The credit facility provided for a one-year revolving line of credit priced at 200 to 300 basis points over LIBOR or the base rate. The credit facility also contained customary financial covenant tests with respect to minimum fixed charge coverage ratio and maximum leverage tests allowable. No amounts were drawn under the credit facility while it was outstanding.
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
On March 6, 2015, we acquired the remaining approximate 28.26% interest in the PIM Highland JV. Subsequent to the close of the transaction, $907.6 million of assumed mortgage loans due March 2015 were refinanced with a $1.07 billion non-recourse mortgage loan due April 2017. The new loan is interest only and provides for a floating interest rate of LIBOR plus 4.39%. Additionally we assumed two mortgage loans which included a $99.3 million mortgage due January 2018 with a fixed interest rate of 4.38% and a $108.6 million mortgage loan due January 2018 with a fixed interest rate of 4.44%.
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
During the years ended December 31, 2016 and 2015, we recognized premium amortization of $2.1 million and $1.4 million, respectively. The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of December 31, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities and scheduled amortizations of indebtedness as of December 31, 2016 for each of the five following years and thereafter are as follows (in thousands):

2017	$2,760,554
2018	665,468
2019	11,609
2020	96,217
2021	4,953
Thereafter	234,803
Total	$3,773,604
10. Derivative Instruments and Hedging
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
During the year ended December 31, 2016, we entered into interest rate caps with notional amounts totaling $1.5 billion and strike rates ranging from 2.00% to 4.50%. These interest rate caps had effective dates from February 2016 to January 2017, maturity dates from February 2017 to October 2018, and a total cost of $199,000. These instruments were not designated as cash flow hedges.
During the year ended December 31, 2015, we entered into interest rate caps with notional amounts totaling $2.2 billion and strike rates ranging from 1.50% to 3.00%. These interest rate caps had effective dates from January 2015 to December 2015, maturity dates from January 2017 to August 2018, and a total cost of $2.2 million. These instruments were not designated as cash flow hedges. We also entered into interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to 0%. These interest rate floors had effective dates from April 2015 to July 2015, maturity dates from April 2020 to July 2020, and a total cost of $9.4 million.
As of December 31, 2016, we held interest rate caps with notional amounts totaling $3.6 billion and strike rates ranging from 1.50% to 4.50%. These instruments had maturity dates ranging from January 2017 to October 2018. These instruments cap the interest rates on our mortgage loans with principal balances of $3.1 billion and maturity dates from January 2017 to October 2018. As of December 31, 2016, we held interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to 0%. These instruments had maturity dates ranging from April 2020 to July 2020.
Credit Default Swap Derivatives—A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $8.0 million as of December 31, 2016. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
Futures Contracts—During the year ended December 31, 2016, we purchased an option on Eurodollar futures for a total cost of $250,000 and a maturity date of June 2017. During the year ended December 31, 2015, we purchased options on Eurodollar futures for total costs of $743,000, and maturity dates ranging from September 2016 to March 2017.

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2016, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.77% to 1.70% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting (1)	Total
December 31, 2016:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$2,358	$—	$—	$2,358	(2)
Interest rate derivatives – caps	—	24	—	—	24	(2)
Credit default swaps	—	2,867	—	(1,751)	1,116	(2)
Options on futures contracts	116	—	—	—	116	(2)
Non-derivative assets:
Equity securities	53,185	—	—	—	53,185	(3)
Total	$53,301	$5,249	$—	$(1,751)	$56,799

December 31, 2015:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$1,747	$—	$—	$1,747
Interest rate derivatives – caps	—	361	—	—	361
Credit default swaps	—	5,152	—	(4,059)	1,093
Options on futures contracts	234	—	—	—	234
Total	$234	$7,260	$—	$(4,059)	$3,435	(2)
_________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in the consolidated balance sheets.

(3)	Reported as “marketable securities” in the consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statement of operations (in thousands):

	Gain or (Loss) Recognized in Income						Reclassified from Accumulated OCI into Interest Expense
	Year Ended December 31,						Year Ended December 31,
	2016		2015		2014		2016	2015	2014
Assets
Derivative assets:
Interest rate derivatives - floors	$611		$(7,603)		$—		$—	$—	$—
Interest rate derivatives - caps	(535)		(2,038)		(484)		—	—	100
Credit default swaps	(5,843)	(5)	171	(5)	—		—	—	—
Options on futures contracts	(348)		(391)		—		—	—	—
Equity put options	—		26		—		—	—	—
Equity call options	—		(1,717)		(3,942)		—	—	—
Non-derivative assets:
Equity - American Depositary Receipt	—		(150)		—		—	—	—
Equity	4,946		1,072		7,932		—	—	—
U.S. Treasury	—		314		—		—	—	—
Total	(1,169)		(10,316)		3,506		—	—	100
Liabilities
Derivative liabilities:
Credit default swaps	—		—		(699)		—	—	—
Short-equity put options	—		1,002		1,111		—	—	—
Short-equity call options	—		1,470		429		—	—	—
Non-derivative liabilities:
Short-equity securities	—		78		—		—	—	—
Total	—		2,550		841		—	—	—
Net	$(1,169)		$(7,766)		$4,347		$—	$—	$100

Total combined
Interest rate derivatives - floors	$611		$(7,603)		$—		$—	$—	$—
Interest rate derivatives - caps	(535)		(2,038)		(484)		—	—	100
Credit default swaps	(2,574)		2,630		(616)		—	—	—
Options on futures contracts	(36)		(391)		—		—	—	—
Total derivatives	(2,534)	(1)	(7,402)	(1)	(1,100)	(1)	—	—	100
Realized gain (loss) on credit default swaps	(3,269)	(2) (5)	(2,459)	(2)	—		—	—	—
Realized gain (loss) on options on futures contracts	(312)	(2)	—		—		—	—	—
Unrealized gain (loss) on marketable securities	4,946	(3)	127	(3)	(332)	(3)	—	—	—
Realized gain (loss) on marketable securities	—		1,968	(2)	5,779	(2) (4)	—	—	—
Net	$(1,169)		$(7,766)		$4,347		$—	$—	$100
_________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(2)	Included in “other income (expense)” in the consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

(4)	Includes costs of $83 in 2014 associated with credit default swaps.

(5)	Excludes costs of $873 and $486 in 2016 and 2015, respectively, included in “other income (expense)” associated with credit default swaps.

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

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets, net	$3,614	$3,614	$3,435	$3,435
Marketable securities	53,185	53,185	—	—

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$348,067	$348,067	$215,078	$215,078
Restricted cash (1)	144,406	144,406	153,680	153,680
Accounts receivable, net (1)	44,934	44,934	40,438	40,438
Note receivable, net	—	—	3,746	3,344 to 3,696
Due from Ashford Prime OP, net	—	—	528	528
Due from third-party hotel managers	13,348	13,348	22,869	22,869

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,777,127	$3,600,691 to $3,979,713	$3,874,617	$3,683,196 to $4,070,904
Accounts payable and accrued expenses (1)	128,309	128,309	123,444	123,444
Dividends payable	24,765	24,765	22,678	22,678
Due to Ashford Inc., net	15,716	15,716	9,856	9,856
Due to Ashford Prime OP, net	488	488	—	—
Due to related party, net (1)	1,046	1,046	1,339	1,339
Due to third-party hotel managers	2,714	2,714	2,504	2,504
_________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of December 31, 2016. See note 6.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 95.3% to 105.4% of the carrying value of $3.8 billion at December 31, 2016 and approximately 95.1% to 105.1% of the carrying value of $3.9 billion at December 31, 2015. This is considered a Level 2 valuation technique.
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
13. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2016, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at December 31, 2016, we pay franchisor royalty fees between 1% and 6% of gross rooms revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2017 and 2040. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
Our continuing operations incurred franchise fees of $70.5 million, $62.8 million and $37.4 million, respectively, for the years ended December 31, 2016, 2015 and 2014, which are included in “other” hotel expenses.
Management Fees—Under management agreements for our hotel properties existing at December 31, 2016, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2017 through 2044, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2114, including five ground leases related to our hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2016, 2015 and 2014, our continuing operations recognized rent expense of $5.3 million, $3.8 million and $1.5 million, respectively, which included contingent rent of $1.7 million, $1.3 million and $712,000, respectively. Rent expense related to continuing operations is included in “other” hotel expenses in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum rentals due under non-cancelable leases are as follows for each of the five following years and thereafter are as follows (in thousands):

2017	$2,771
2018	2,551
2019	2,384
2020	2,369
2021	2,367
Thereafter	117,249
Total	$129,691
At December 31, 2016, we had capital commitments of $83.8 million relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord filed an appeal with the 4th District Court of Appeals in Florida. As a result of the jury verdict, we recorded the $10.8 million judgment, pre and post-judgment interest of $707,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees for the year ended December 31, 2014. For the year ended December 31, 2015, we recorded post-judgment interest of $95,000.
Both parties have fully briefed the Appeal and oral argument took place on May 31, 2016. The parties have agreed to table any hearings to establish attorney's fees until after the Court of Appeals decision. In December 2016, the 4th District Court of Appeals issued a decision which affirmed the wrongful eviction judgment and reversed certain other judgments. The Court of Appeals also ruled that the plaintiff was entitled to pre-judgment interest on the wrongful eviction judgment. The decision reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment resulting in a total loss as of December 31, 2016, including the judgment and pre and post-judgment interest, of $12.8 million, or $13.2 million including a reasonable estimate of $400,000 for legal fees, which is included in accounts payable and accrued expenses on our consolidated balance sheet.
On January 11, 2017, we filed a motion for rehearing, rehearing en banc (meaning rehearing by the entire Appellate Court) as well as certification of the issues. On March 7, 2017, the Appellate Court denied our motions. We are currently evaluating our options for further appeal to the Florida Supreme Court.
For the year ended December 31, 2016, we recorded expense of $1.2 million, which included the revised judgment and pre and post-judgment interest. The charges are included in “other” hotel expenses in the consolidated statements of operations.
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
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2012 through 2016 remain subject to potential examination by certain federal and state taxing authorities.
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
14. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to the Class B common units. Class B common units had a fixed dividend rate of 7.2% and had priority in payment of cash dividends over common units but otherwise had no preference over common units. During the fourth quarter of 2016, the Class B common units were converted, at the Company’s election, to common units. Beginning one year after issuance, each common unit may be redeemed for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either (i) issued pursuant to an effective registration statement, (ii) included in an effective registration statement providing for the resale of such common stock or (iii) issued subject to a registration rights agreement. As a result of the Ashford Inc. spin-off, holders of our common stock were distributed one share of Ashford Inc. common stock for every 87 shares of our common stock, while our unitholders received one common unit of the operating limited liability company subsidiary of Ashford Inc. for each common unit of our operating partnership the holder held, and such holder then had the opportunity to exchange up to 99% of those units for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. Following the spin-off, Ashford Hospitality Trust, Inc. continues to hold 598,000 shares of Ashford Inc. common stock, and all of our remaining lodging investments are owned by Ashford Trust OP. Therefore, each common unit and LTIP unit was worth approximately 96% and 95% of one share of our common stock at December 31, 2016 and 2015, respectively.
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
During 2016, the compensation committee of the board of directors of the Company approved Performance LTIP units to certain executive officers. The award agreements provide for the grant of a maximum number of approximately 803,000 Performance LTIP units that will be settled in LTIPs or common units of the Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2016 and ends on December 31, 2018. The actual number of units earned may be adjusted from 0% to 100% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. The Performance LTIP units unamortized fair value of $3.1 million at December 31, 2016 will be expensed over a period of 2.0 years, subject to future mark to market adjustments. Compensation expense of $1.2 million was recorded for the year ended December 31, 2016.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2016, we have issued a total of 10.1 million LTIP and Performance LTIP units, all of which, other than approximately 1.2 million units (803,000 of which are Performance LTIP units) and 660,000 units, issued in March 2016 and March 2015, respectively, have reached full economic parity with, and are convertible into, common units. Expense of $3.9 million and $1.4 million was recognized for the year ended December 31, 2016 and 2015, respectively, which was associated with LTIP and Performance LTIP units issued to Ashford LLC’s employees and Ashford Trust’s directors and is included in “advisory services fee” and “corporate, general and administrative,” respectively, in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. Compensation expense of $16.4 million associated with the issuance of LTIP units was recognized for the year ended December 31, 2014, while we were self-advised. The fair value of the unrecognized cost of LTIP units, which was $4.5 million at December 31, 2016, will be expensed over a period of 2.2 years.
During the year ended December 31, 2016, 224,000 common units with an aggregate fair value of $1.6 million, were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption price. Also during 2016, as discussed in note 6, 2.0 million Class B common units were redeemed as part of the sale of the SpringHill Suites Gaithersburg. The Class B units had a fair value of $11.7 million as of the date of conversion.
During the year ended December 31, 2015, 152,000 common units with an aggregate fair value of $1.5 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price. During the year ended December 31, 2014, 160,000 common units with an aggregate fair value of $1.8 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price. Also during 2014, 2,000 common units with a fair value of $19,000 were redeemed for cash at our election.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of December 31, 2016 and 2015 were $132.8 million and $118.4 million, which represented ownership of our operating partnership of 14.48% and 13.36% respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2016 and 2015 included adjustments of $144.3 million and $95.0 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net loss of $12.5 million, net income of $35.5 million and net loss of $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $11.0 million, $10.9 million and $10.7 million for the years ended December 31, 2016, 2015 and 2014 respectively.
A summary of the activity of the units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2016	2015	2014
Outstanding at beginning of year	20,388	19,836	18,991
LTIP units issued	515	704	1,007
Performance LTIP units issued	803	—	—
Common units redeemed for cash of $19 in 2014	—	—	(2)
Common units converted for sale of hotel property	(2,039)	—	—
Common units converted to common shares	(224)	(152)	(160)
Outstanding at end of year	19,443	20,388	19,836
Common units convertible/redeemable at end of year	17,531	16,918	17,068

15. Equity
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
Common Stock Repurchases—For the years ended December 31, 2016, 2015 and 2014, no shares of our common stock have been repurchased under the share repurchase program.
In addition, we acquired 124,463 shares, 52,661 shares and 41,198 shares of our common stock in 2016, 2015 and 2014, respectively, to satisfy employees’ statutory minimum federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
Preferred Stock—In accordance with Ashford Trust’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series A cumulative preferred stock, Series D cumulative preferred stock, Series F cumulative preferred stock and Series G cumulative preferred stock.
Series A Preferred Stock. At December 31, 2016 and 2015, we had 1.7 million shares of 8.55% Series A cumulative preferred stock outstanding. Series A preferred stock has no maturity date, and we are not required to redeem these shares at any time. Series A preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series A preferred stock dividends are payable quarterly, when and as declared, at the rate of 8.55% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1375 per share). In general, Series A preferred stock holders have no voting rights.
Series D Preferred Stock. At December 31, 2016 and 2015, we had 9.5 million shares of 8.45% Series D cumulative preferred stock outstanding. Series D preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25 liquidation preference (equivalent to an annual dividend rate of $2.1125 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D preferred stock holders have no voting rights.
Series E Preferred Stock. At December 31, 2015, we had 4.6 million shares of our 9.00% Series E cumulative preferred stock outstanding. The Series E preferred stock had no maturity date, and we were not required to redeem the shares at any time. Prior to April 18, 2016, Series E preferred stock was not redeemable, except in certain limited circumstances such as to preserve the status of our qualification as a REIT or in the event a change of control occurs. If we chose not to redeem the Series E shares upon a change of control, each holder of Series E preferred stock can convert their shares into shares of our common stock based on a formula specified in the agreement. However, on and after April 18, 2016, Series E preferred stock was redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. On August 8, 2016, the Company redeemed its Series E cumulative preferred stock at a redemption price of $25 per share, plus accrued and unpaid dividends to, but not including, the redemption date, in an amount equal to $0.2313 per share, for a total redemption price of $25.2313 per share.
Series F Preferred Stock. On July 6, 2016, the Company agreed to issue 4.8 million shares of 7.375% Series F cumulative preferred stock. The Series F preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A cumulative preferred stock, 8.45% Series D cumulative preferred stock and 7.375% Series G cumulative preferred stock (noted below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series F preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series F preferred stock is redeemable at our option for cash (on or after July 15, 2021), in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series F preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series F preferred stock is convertible into a maximum 9.68992 shares of our common stock. The actual number is based on a formula as defined in the Series F preferred stock agreement (unless the Company exercises its right to redeem the Series F preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series F preferred stock to common stock have not been met as of period end. Therefore, Series F preferred stock will not impact our earnings per share

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

calculations. Series F preferred stock quarterly dividends are set at the rate of 7.375% of the $25 liquidation preference (equivalent to an annual dividend rate of $1.8438 per share). In general, Series F preferred stock holders have no voting rights.
Series G Preferred Stock. On October 13, 2016, the Company agreed to issue 6.0 million shares of 7.375% Series G cumulative preferred stock. On October 17, 2016, the underwriters exercised the over-allotment option to purchase an additional 200,000 shares of the Series G preferred stock. The 6.2 million of Series G preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A cumulative preferred stock, 8.45% Series D cumulative preferred stock and 7.375% Series F cumulative preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series G preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series G preferred stock is redeemable at our option for cash (on or after October 18, 2021), in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series G preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series G preferred stock is convertible into a maximum 8.33333 shares of our common stock. The actual number is based on a formula as defined in the Series G preferred stock agreement (unless the Company exercises its right to redeem the Series G preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series G preferred stock to common stock have not been met as of period end. Therefore, Series G preferred stock will not impact our earnings per share calculations. Series G preferred stock quarterly dividends are set at the rate of 7.375% of the $25 liquidation preference (equivalent to an annual dividend rate of $1.8438 per share). In general, Series G preferred stock holders have no voting rights.
Dividends—A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Common stock	$46,292	$47,190	$41,894
Preferred stocks:
Series A preferred stock	3,542	3,542	3,542
Series D preferred stock	20,002	20,002	20,002
Series E preferred stock	6,280	10,418	10,418
Series F preferred stock	4,130	—	—
Series G preferred stock	2,318	—	—
Total dividends declared	$82,564	$81,152	$75,856
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $756,000 and $770,000 at December 31, 2016 and 2015, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated losses of $14,000, $30,000 and $406,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
16. Stock-Based Compensation
Under the Amended and Restated 2011 Stock Incentive Plan approved by stockholders, we are authorized to grant 11.5 million restricted stock units and performance stock units of our common stock as incentive stock awards. At December 31, 2016, 2.1 million shares were available for future issuance under the Amended and Restated 2011 Stock Incentive Plan.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units—Stock-based compensation expense of $4.5 million and $1.9 million was recognized for the years ended December 31, 2016 and 2015 in connection with equity awards granted during 2016 and 2015 to employees of Ashford LLC and certain employees of Remington Lodging and is included in “advisory services fee” and “management fees,” respectively, in our consolidated statements of operations. Additionally, $247,000 and $180,000 of stock-based compensation expense was recognized for the years ended December 31, 2016 and 2015, respectively, in connection with common stock issued to Ashford Trust’s directors, which vested immediately, and is included in “corporate general and administrative” expense on our consolidated statements of operations. In connection with the Ashford Inc. spin-off in 2014, all unvested restricted stock was transferred to Ashford Inc., in accordance with the applicable accounting guidance as all of Ashford Trust’s employees became employees of Ashford Inc. As a result, no equity-based compensation expense was recorded subsequent to November 12, 2014 for these unvested shares. Stock-based compensation expense of $2.8 million was recognized for the year ended December 31, 2014 while we were self-advised. At December 31, 2016, the unamortized cost of the unvested shares of restricted stock was $8.0 million which will be amortized over a period of 2.2 years, subject to future mark to market adjustments, and had vesting schedules between February 2017 and March 2021.
A summary of our restricted stock unit activity is as follows (shares in thousands):

	Year Ended December 31,
	2016		2015		2014
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	1,459	$10.21	595	$10.92	418	$10.55
Restricted shares granted	862	6.26	1,183	9.93	423	11.04
Restricted shares vested	(647)	9.92	(299)	10.53	(228)	10.47
Restricted shares forfeited	(47)	7.95	(20)	10.13	(18)	11.07
Outstanding at end of year	1,627	8.30	1,459	10.21	595	10.92
Performance Stock Units—During 2016, the compensation committee of the board of directors of the Company approved grants of PSUs to certain executive officers. The award agreements provide for the grant of a target number of approximately 336,000 PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2016 and ends on December 31, 2018. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Compensation expense of $982,000 was recorded for the year ended December 31, 2016. The fair value of the unrecognized cost of PSUs, which was $2.6 million at December 31, 2016, will be expensed over a period of approximately 2.3 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31, 2016
	PSUs	Weighted Average Price at Grant
Outstanding at beginning of year	—	$—
PSUs granted	336	6.38
Outstanding at end of year	336	6.38
17. Employee Benefit Plans
401(k) Plan—Effective January 1, 2006, we established our 401(k) Plan, a qualified defined contribution retirement plan that covered employees 21 years of age or older who have completed one year of service and work a minimum of 1000 hours annually. The 401(k) Plan allowed eligible employees to contribute subject to IRS imposed limitations, to various investment funds. We made matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. Participant contributions vest immediately whereas company matches vest 25% annually. In connection with spin-off of Ashford Inc. on November 12, 2014, the 401(k) Plan is now administered by Ashford Inc. For the year ended December 31, 2014, we incurred matching expense of $260,000.
Employee Savings and Incentive Plan (ESIP)—The ESIP, a nonqualified compensation plan that covered employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. We matched 25% of the first 10% each employee contributes. Matches were only made to employees not participating in the 401(k) Plan. Employee contributions vested immediately whereas company contributions vest 25% annually. In connection with spin-off of Ashford Inc. on November 12, 2014, the ESIP is now administered by Ashford Inc. For the year ended December 31, 2014, we incurred matching expense of $13,000.
Deferred Compensation Plan—Effective January 1, 2008, we established a nonqualified deferred compensation plan for certain executive officers. The plan allows participants to defer up to 100% of their base salary, bonus and stock awards and select an investment fund for measurement of the deferred compensation liability. In connection with the spin-off of Ashford Inc., the $11.5 million deferred compensation obligation included in additional paid-in-capital was transferred to Ashford Inc.
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
At December 31, 2016, all of our 123 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income of $13.6 million, $23.4 million and $17.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table reconciles the income tax expense at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax expense at federal statutory income tax rate of 35%	$(4,764)	$(8,205)	$(6,041)
State income tax expense, net of federal income tax benefit	(742)	(827)	(528)
Permanent differences	(798)	(388)	(558)
State and local income tax (expense) benefit on pass-through entity subsidiaries	—	—	(19)
Gross receipts and margin taxes	(692)	(886)	(700)
Interest and penalties	(7)	(14)	(10)
Valuation allowance	5,471	5,610	6,590
Income tax (expense) benefit from continuing operations	(1,532)	(4,710)	(1,266)
Income tax (expense) benefit from discontinued operations	—	—	—
Income tax (expense) benefit from gain on sale of hotel property	—	—	(12)
Total income tax (expense) benefit	$(1,532)	$(4,710)	$(1,278)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(605)	$(3,377)	$(416)
State	(1,229)	(1,225)	(721)
Total current	(1,834)	(4,602)	(1,137)
Deferred:
Federal	278	(30)	—
State	24	(78)	(129)
Total deferred	302	(108)	(129)
Total income tax (expense) benefit	$(1,532)	$(4,710)	$(1,266)
For the years ended December 31, 2016, 2015 and 2014 income tax expense includes interest and penalties paid to taxing authorities of $7,000, $14,000 and $10,000, respectively. At December 31, 2016 and 2015, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2016 and 2015, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2016	2015
Allowance for doubtful accounts	$260	$277
Unearned income	2,764	3,128
Unfavorable management contract liability	516	1,302
Federal and state net operating losses	10,841	15,537
Accrued expenses	2,582	2,587
Prepaid expenses	(4,591)	(4,009)
Alternative minimum tax credit	2,005	1,718
Tax property basis less than book basis	(1,379)	(1,743)
Tax derivatives basis greater than book basis	2,851	2,911
Other	681	(162)
Deferred tax asset	16,530	21,546
Valuation allowance	(15,353)	(20,670)
Net deferred tax asset	$1,177	$876
At December 31, 2016, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $29.7 million, which begin to expire in 2029, and are available to offset future taxable income, if any, through 2034. Approximately $10.1 million of the $29.7 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on their use. At December 31, 2016, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $388.8 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2035.
At December 31, 2016 and 2015, we maintained a valuation allowance of $15.4 million and $20.7 million, respectively. At December 31, 2016 and 2015, we fully reserved the deferred tax assets of several of our TRS’s as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. We also considered our current forecasts. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable by our current transfer pricing arrangements. The transfer pricing arrangements are updated upon the expiration and renewal of the intercompany leases starting in 2017 and 2018. The intercompany rents are determined in accordance with the arms' length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$20,670	$29,335	$35,146
Additions	2,169	4,774	1,855
Deductions	(7,486)	(13,439)	(7,666)
Balance at end of year	$15,353	$20,670	$29,335

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Income (loss) attributable to common stockholders – Basic and diluted:
Income (loss) from continuing operations attributable to the Company	$(46,285)	$270,939	$(31,430)
Less: Dividends on preferred stocks	(36,272)	(33,962)	(33,962)
Less: Extinguishment of issuance costs upon redemption of Series E preferred stock	(6,124)	—	—
Less: Dividends on common stock	(45,388)	(46,498)	(41,592)
Less: Dividends on unvested performance stock units	(161)	—	—
Less: Dividends on unvested restricted shares	(743)	(692)	(302)
Less: Undistributed (income) from continuing operations allocated to unvested shares	—	(2,390)	—
Undistributed income (loss)	(134,973)	187,397	(107,286)
Add back: Dividends on common stock	45,388	46,498	41,592
Distributed and undistributed income (loss) from continuing operations - basic	$(89,585)	$233,895	$(65,694)
Add back: Income from continuing operations allocated to operating partnership units	—	35,503	—
Distributed and undistributed net income (loss) from continuing operations - diluted	$(89,585)	$269,398	$(65,694)

Income (loss) from discontinued operations allocated to common stockholders:
Income (loss) from discontinued operations attributable to the Company	$—	$—	$29

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	94,426	96,290	87,622
Effect of assumed conversion of operating partnership units	—	18,591	—
Weighted average common shares outstanding - diluted	94,426	114,881	87,622

Basic income (loss) per share:
Income (loss) from continuing operations allocated to common stockholders per share	$(0.95)	$2.43	$(0.75)
Income (loss) from discontinued operations allocated to common stockholders per share	—	—	—
Net income (loss) allocated to common stockholders per share	$(0.95)	$2.43	$(0.75)

Diluted income (loss) per share:
Income (loss) from continuing operations allocated to common stockholders per share	$(0.95)	$2.35	$(0.75)
Income (loss) from discontinued operations allocated to common stockholders per share	—	—	—
Net income (loss) allocated to common stockholders per share	$(0.95)	$2.35	$(0.75)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income (loss) from continuing operations allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$743	$3,082	$302
Income allocated to unvested performance stock units	161	—	—
Loss attributable to redeemable noncontrolling interests in operating partnership	(12,483)	—	(6,404)
Total	$(11,579)	$3,082	$(6,102)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	373	485	174
Effect of unvested performance stock units	102	—	—
Effect of assumed conversion of operating partnership units	18,727	—	19,447
Total	19,202	485	19,621
20. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2016 and 2015, all of our hotel properties were domestically located.
21. Related Party Transactions
As of December 31, 2016, we have management agreements with parties owned by our Chairman and our Chairman Emeritus. Under the agreements, we pay Remington Lodging a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) through November 12, 2014, the date of the Ashford Inc. spin-off, other general and administrative expense reimbursements, approved by our independent directors, including rent, payroll, office supplies, travel, and accounting and subsequent to the spin-off other general and administrative expense reimbursements primarily related to accounting services. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
At December 31, 2016, the related party managed 84 of our 123 hotel properties and the WorldQuest condominium properties included in continuing operations and we incurred the following fees (including discontinued operations) related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2016	2015	2014
Property management fees, including incentive property management fees	$31,164	$29,004	$17,800
Market service fees	18,751	14,291	13,494
Corporate general and administrative and fixed asset reimbursements	5,435	4,677	7,689
Total	$55,350	$47,972	$38,983
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Upon formation, we also agreed to indemnify certain related parties, including our Chairman and our Chairman Emeritus, who contributed hotel properties in connection with our initial public offering in exchange for operating partnership units, against the income tax such related parties may incur if we dispose of one or more of those contributed properties under the terms of the agreement.
In connection with the spin-off of Ashford Prime in 2013, our former subsidiary Ashford LLC entered into an advisory agreement with Ashford Prime, in which it acted as its external advisor, and as a result, we received advisory fees from Ashford Prime from the periods from January 1, 2014 through November 12, 2014. Upon the previously discussed spin-off of Ashford Inc. on November 12, 2014, our subsidiary Ashford LLC, was contributed to Ashford Inc. Ashford Prime is required to pay Ashford LLC a quarterly base fee equal to 0.70% per annum of the total market capitalization of Ashford Prime, subject to a minimum quarterly base fee, as payment for managing the day-to-day operations of Ashford Prime and its subsidiaries in conformity with Ashford Prime’s investment guidelines. Ashford Prime is also required to pay Ashford LLC an incentive fee that is based on Ashford Prime’s total return performance as compared to Ashford Prime’s peer group as well as to reimburse Ashford LLC for certain expenses, including equity-based compensation and certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement.
For the 2014 period noted above, we received advisory service revenues of $10.7 million from Ashford Prime. These revenues were comprised of a base advisory fee of $7.5 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.4 million and advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees of $1.8 million. No incentive fee was earned in 2014.
In connection with the previously discussed spin-off of Ashford Inc., we entered into an advisory agreement with Ashford LLC, which was a subsidiary of ours until November 12, 2014, when it spun off and became a subsidiary of Ashford Inc. Ashford LLC acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. The advisory agreement was amended in June 2015. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2016, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is based on our total return performance as compared to our peer group as well as to reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Beginning November 12, 2014, we incur advisory services fees payable to Ashford Inc. The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2016	2015	2014
Advisory services fee
Base advisory fee	$34,589	$33,833	$3,999
Reimbursable expenses (1)	5,917	6,471	534
Equity-based compensation (2)	8,429	2,719	—
Incentive fee	5,426	—	—
Total advisory services fee	$54,361	$43,023	$4,533
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In connection with our acquisition of the Le Pavillon in 2015 and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. agreed to provide $4.0 million of key money consideration to purchase furniture, fixtures and equipment (“FF&E”). During the fourth quarter of 2016, the $4.0 million of key money consideration was invested in FF&E by Ashford Inc. to be used by Ashford Trust, which represented all of the key money consideration for Le Pavillon. Lease expense of $112,000 was recognized for the year ended December 31, 2016 and was included in “other” hotel expense in the consolidated statements of operations.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee will be allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. As a result, $112,000 of advisory expense was allocated to lease expense for the year ended December 31, 2016.
At December 31, 2016 and 2015, we had payables of $15.7 million and $9.9 million, respectively, included in due to Ashford Inc., net, associated with the advisory services fee discussed above.
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
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 173,000 and 147,000 shares of restricted stock under the Ashford Trust Stock Plan during 2016 and 2015, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $639,000 and $213,000 was recognized for the year ended December 31, 2016 and 2015, respectively. The unamortized fair value of the grants was $1.3 million as of December 31, 2016, which will be recognized over a period of 2.3 years, subject to future mark to market adjustments.
22. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is to acquire full service hotels in the upscale and upper-upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. During 2016, approximately 9.3% of our total hotel revenue was generated from nine hotel properties located in the Washington D.C. area. In addition, all hotel properties securing our mortgage loans are located domestically at December 31, 2016. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, U.S. government treasury bill holdings and amounts due or payable under our derivative contracts. At December 31, 2016, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.
23. Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Total revenue	$367,772	$410,670	$371,931	$341,670	$1,492,043
Total operating expenses	326,369	341,203	330,857	337,910	1,336,339
Operating income (loss)	$41,403	$69,467	$41,074	$3,760	$155,704
Income (loss) from continuing operations	$(12,139)	$35,135	$(25,138)	$(56,640)	$(58,782)
Income (loss) from continuing operations attributable to the Company	$(9,989)	$30,753	$(20,145)	$(46,904)	$(46,285)
Income (loss) from continuing operations attributable to common stockholders	$(18,479)	$22,262	$(35,144)	$(57,320)	$(88,681)
Diluted income (loss) from continuing operations attributable to common stockholders per share	$(0.20)	$0.23	$0.37	$(0.61)	$(0.95)	(1)
Weighted average diluted common shares	94,136	94,474	94,531	94,585	94,426
2015
Total revenue	$250,235	$369,338	$364,516	$352,877	$1,336,966
Total operating expenses	218,130	334,139	323,634	323,148	1,199,051
Operating income (loss)	$32,105	$35,199	$40,882	$29,729	$137,915
Income (loss) from continuing operations	$366,807	$(14,757)	$(20,110)	$(26,127)	$305,813
Income (loss) from continuing operations attributable to the Company	$321,496	$(12,244)	$(16,321)	$(21,992)	$270,939
Income (loss) from continuing operations attributable to common stockholders	$313,006	$(20,735)	$(24,811)	$(30,483)	$236,977
Diluted income (loss) from continuing operations attributable to common stockholders per share	$3.25	$(0.21)	$(0.26)	$(0.33)	$2.35	(1)
Weighted average diluted common shares	113,912	99,755	95,888	94,012	114,881
_________________
(1) The sum of the diluted income (loss) from continuing operations attributable to common stockholders per share for the four quarters in 2016 and 2015 differs from the annual diluted income (loss) from continuing operations attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. Subsequent Events
On January 19, 2017, AHT SMA, LP, a Delaware limited partnership (“Client”) and a wholly-owned subsidiary of Ashford Trust entered into an Investment Management Agreement (the “Agreement”) with Ashford Investment Management, LLC (“AIM”), a subsidiary of Ashford Inc., to manage all or a portion of Ashford Trust’s excess cash (the “Account”). Pursuant to the Agreement, Client retained and appointed AIM as the investment manager of Client. The Agreement will govern the relationship between Client and AIM, as well as grant AIM certain rights, powers and duties to act on behalf of Client. AIM will not be compensated by Client for its services under the Agreement. Client bears all costs and expenses of the establishment and ongoing maintenance of the Account as well as all costs and expenses of AIM.
On February 1, 2017, the Company completed the sale of the Renaissance Portsmouth for approximately $9.2 million. The carrying value of the land, building and furniture, fixtures and equipment was approximately $8.8 million at December 31, 2016.
On February 20, 2017, the board of directors of the Company appointed Mr. Douglas A. Kessler as Chief Executive Officer of the Company, effective February 21, 2017. Also on February 20, 2017, Mr. Monty J. Bennett ceased to serve as the Company’s Chief Executive Officer. Mr. Bennett will remain the Chairman of the Board.
In connection with the appointment of Mr. Kessler as Chief Executive Officer of the Company, the Company and Mr. Kessler entered into a Restricted Stock Award Agreement (the “Award Agreement”), pursuant to which Mr. Kessler will receive 359,477 shares of Restricted Stock (as defined in the Award Agreement).
On February 21, 2017, the Company announced a proposal to acquire all of the outstanding shares of common stock of FelCor Lodging Trust Incorporated (“FelCor”) comprised of a fixed exchange ratio of 1.192 shares of Ashford Trust common stock for one share of FelCor common stock, 400,000 shares of Ashford Inc. common stock. and 100,000 warrants to purchase shares of Ashford Inc. common stock.
On March 2, 2017, we invested an additional $650,000 in OpenKey, resulting in a 15.35% total ownership interest.
On March 6, 2017, the Company completed the sale of the Embassy Suites Syracuse for approximately $8.8 million. The carrying value of the land, building and furniture, fixtures and equipment was approximately $8.4 million at December 31, 2016.
On March 7, 2017, AIM REHE Funds GP, LP (“AIM GP”), the general partner of the AQUA U.S. Fund, provided written notice to Ashford Trust of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”).
The balance of Ashford Trust’s capital account in the AQUA U.S. Fund, less an audit hold-back of 5%, will be distributed in cash on the Dissolution Date, and thereafter Ashford Trust will cease to be a limited partner of the AQUA U.S. Fund. The balance will be paid (without interest) promptly following the completion of the audits of the AQUA U.S. Fund’s and the Master Fund’s financial statements for the period January 1, 2017 through March 31, 2017, which is expected to be on or before June 30, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, as a result of the material weakness in our internal control over financial reporting related to the valuation allowance on deferred tax assets, our disclosure controls and procedures were not effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As further described below, the material weakness was limited to a control specific to assessing the need for a valuation allowance on deferred tax assets of certain of our TRS entities.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, and as a result of the material weakness discussed below, we concluded that, as of December 31, 2016, our internal control over financial reporting was not effective.
In March 2017, during our financial statement close process for the year ended December 31, 2016, we identified a material weakness solely related to the review controls over assessing the need for a valuation allowance on deferred tax assets for certain of our TRS entities as of December 31, 2016 (the “Valuation Allowance Assessment”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As part of the Valuation Allowance Assessment and related review control, the Company applied inappropriate judgment, which resulted in a judgmental misstatement in the Company's consolidated financial statements prior to being issued. The execution of the related control is highly complex and involves significant judgment for which there are varying interpretations, and the facts and circumstances underlying the deficiency occur infrequently. The operation of the control used in reaching the Company’s accounting conclusion, which is highly judgmental, resulted in a misstatement that ultimately caused the control to be ineffective.
Since the deficiency was identified prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2016, the consolidated financial statements have been corrected. To prevent future material weaknesses from arising in similar circumstances, the views regarding the judgment of the Company have been further clarified in that we will modify the weight given to various factors involved in the assessment if similar facts and circumstances arise in the future. In addition, we have identified additional external consultations that may be undertaken, if considered necessary.
We reviewed the results of management’s assessment with the audit committee of our board of directors.

Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with GAAP. This material weakness did not result in any restatement of prior-period financial statements, and there were no changes in previously released financial results.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Subsequent to December 31, 2016, we have implemented the remedial actions described above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ashford Hospitality Trust, Inc. and subsidiaries
Dallas, Texas

We have audited Ashford Hospitality Trust, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashford Hospitality Trust, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain controls over the evaluation of the deferred tax asset valuation allowance has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 16, 2017 on those financial statements.
In our opinion, Ashford Hospitality Trust, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ashford Hospitality Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended, and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA LLP
Dallas, Texas
March 16, 2017

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officer, and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV

Item 15.	Exhibits, Financial Statement and Schedules

(a)	Financial Statements and Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 69 through 118 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedules are included herein on pages 124 through 129 hereof.
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
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 130 through 136.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2017.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 16, 2017
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	Chief Executive Officer (Principal Executive Officer)	March 16, 2017
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 16, 2017
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2017
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	March 16, 2017
Benjamin J. Ansell, M.D.

/s/ FREDERICK J. KLEISNER	Director	March 16, 2017
Frederick J. Kleisner

/s/ AMISH GUPTA	Director	March 16, 2017
Amish Gupta

/s/ KAMAL JAFARNIA	Director	March 16, 2017
Kamal Jafarnia

/s/ PHILLIP S. PAYNE	Director	March 16, 2017
Philip S. Payne

/s/ ALAN L. TALLIS	Director	March 16, 2017
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$26,600	$1,204	$9,388	$193	$6,790	$1,397	$16,178	$17,575	$6,798	08/1998		(1),(2),(3)
Embassy Suites	Dallas, TX	15,100	1,878	8,907	238	7,255	2,116	16,162	18,278	7,259	12/1998		(1),(2),(3)
Embassy Suites	Herndon, VA	17,700	1,303	9,836	277	9,566	1,580	19,402	20,982	8,285	12/1998		(1),(2),(3)
Embassy Suites	Las Vegas, NV	22,100	3,307	16,952	397	13,651	3,704	30,603	34,307	10,961	05/1999		(1),(2),(3)
Embassy Suites	Syracuse, NY	19,599	2,839	9,778	(2,839)	(9,778)	—	—	—	—		10/2003	(1),(2),(3),(4)
Embassy Suites	Flagstaff, AZ	14,814	1,267	4,278	—	5,803	1,267	10,081	11,348	4,872		10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	23,300	1,799	10,404	—	6,819	1,799	17,223	19,022	5,142		03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	19,500	3,277	13,949	—	9,413	3,277	23,362	26,639	8,381		03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	34,513	5,791	34,819	—	11,389	5,791	46,208	51,999	13,526		12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	36,342	7,452	25,334	—	8,503	7,452	33,837	41,289	9,810		12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	44,802	36,065	41,588	—	8,417	36,065	50,005	86,070	14,532		04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	75,360	11,110	60,048	—	9,009	11,110	69,057	80,167	19,407		04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	62,473	8,948	46,239	—	4,062	8,948	50,301	59,249	13,460		04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	15,373	5,674	21,593	—	7,498	5,674	29,091	34,765	7,007		04/2007	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	10,100	1,751	9,164	—	1,929	1,751	11,093	12,844	3,950		11/2003	(1),(2),(3)
Hilton Garden Inn	Austin, TX	45,760	7,605	48,725	—	6,585	7,605	55,310	62,915	5,196		03/2015	(1),(2),(3)
Hilton Garden Inn	Baltimore, MD	19,680	4,027	20,199	—	426	4,027	20,625	24,652	1,751		03/2015	(1),(2),(3)
Hilton Garden Inn	Virginia Beach, VA	24,720	4,101	26,329	—	684	4,101	27,013	31,114	2,079		03/2015	(1),(2),(3)
Hilton Garden Inn	Wisconsin Dells, WI	12,000	867	14,318	—	852	867	15,170	16,037	1,027		08/2015	(1),(2),(3)
Hilton	Ft. Worth, TX	51,202	4,538	13,922	—	17,912	4,538	31,834	36,372	13,119		03/2005	(1),(2),(3)
Hilton	Houston, TX	25,500	2,200	13,247	—	10,195	2,200	23,442	25,642	9,769		03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	44,800	2,991	13,907	—	18,155	2,991	32,062	35,053	12,672		03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	17,971	7,004	10,689	—	14,840	7,004	25,529	32,533	12,289		12/2006	(1),(2),(3)
Hilton	Bloomington, MN	52,644	5,685	59,139	—	13,859	5,685	72,998	78,683	21,324		04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	64,960	12,917	91,791	—	18,819	12,917	110,610	123,527	33,286		04/2007	(1),(2),(3)
Hilton	Boston, MA	96,169	62,555	134,407	—	5,841	62,555	140,248	202,803	7,035		03/2015	(1),(2),(3)
Hilton	Parsippany, NJ	53,120	7,293	58,098	—	9,930	7,293	68,028	75,321	8,808		03/2015	(1),(2),(3)
Hilton	Tampa, FL	21,440	5,206	21,186	—	1,719	5,206	22,905	28,111	1,590		03/2015	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	5,712	697	3,808	—	3,139	697	6,947	7,644	2,065		11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	13,100	1,301	5,034	—	3,883	1,301	8,917	10,218	4,315		09/2004	(1),(2),(3)
Hampton Inn	Parsippany, NJ	22,400	3,268	24,306	—	1,597	3,268	25,903	29,171	1,704		03/2015	(1),(2),(3)
Hampton Inn	Buford, GA	9,097	1,168	5,338	—	1,197	1,168	6,535	7,703	2,382		07/2004	(1),(2),(3)
Hampton Inn	Phoenix, AZ	11,267	853	10,145	—	569	853	10,714	11,567	1,123		06/2015	(1),(2),(3)
Hampton Inn - Waterfront	Pittsburgh, PA	12,786	2,335	18,663	—	175	2,335	18,838	21,173	1,637		06/2015	(1),(2),(3)
Hampton Inn - Washington	Pittsburgh, PA	17,341	2,760	19,739	—	449	2,760	20,188	22,948	1,709		06/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hampton Inn	Columbus, OH	21,017	1,789	27,210	—	631	1,789	27,841	29,630	2,386		06/2015	(1),(2),(3)
Marriott	Beverly Hills, CA	98,240	6,510	22,061	—	30,978	6,510	53,039	59,549	17,652		03/2005	(1),(2),(3)
Marriott	Durham, NC	23,714	1,794	25,056	—	5,073	1,794	30,129	31,923	9,326		02/2006	(1),(2),(3)
Marriott	Arlington, VA	96,873	20,637	101,376	—	43,272	20,637	144,648	165,285	40,633		07/2006	(1),(2),(3)
Marriott	Bridgewater, NJ	64,520	5,059	89,268	—	4,978	5,059	94,246	99,305	25,274		04/2007	(1),(2),(3)
Marriott	Dallas, TX	24,624	2,701	30,893	—	11,852	2,701	42,745	45,446	10,253		04/2007	(1),(2),(3)
Marriott	Fremont, CA	60,684	5,800	44,200	—	(1,941)	5,800	42,259	48,059	3,935		8/2014	(1),(2),(3)
Marriott	Memphis, TN	33,300	6,210	37,284	—	608	6,210	37,892	44,102	3,364		02/2015	(1),(2),(3)
Marriott	Irving, TX	73,600	8,330	82,272	—	154	8,330	82,426	90,756	4,401		03/2015	(1),(2),(3)
Marriott	Omaha, NE	45,920	6,641	49,887	—	6,223	6,641	56,110	62,751	6,315		03/2015	(1),(2),(3)
Marriott	San Antonio, TX	33,920	9,764	31,384	2,024	3,148	11,788	34,532	46,320	4,043		03/2015	(1),(2),(3)
Marriott	Sugarland, TX	80,000	9,047	84,043	—	887	9,047	84,930	93,977	7,016		03/2015	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	—	1,348	7,111	—	3,157	1,348	10,268	11,616	3,108		11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	14,164	2,502	13,206	—	4,016	2,502	17,222	19,724	5,728		05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	6,964	1,106	5,021	—	557	1,106	5,578	6,684	1,862		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	10,026	1,132	6,089	—	1,576	1,132	7,665	8,797	3,052		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Centreville, VA	5,992	1,806	11,712	—	1,014	1,806	12,726	14,532	3,916		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Charlotte, NC	13,522	1,235	6,818	—	1,332	1,235	8,150	9,385	2,872		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	7,053	1,090	3,991	—	1,323	1,090	5,314	6,404	1,965		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	24,430	5,726	21,187	—	2,528	5,726	23,715	29,441	7,131		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	14,498	3,210	24,578	—	2,895	3,210	27,473	30,683	8,292		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Glen Allen, VA	7,277	2,045	15,802	—	1,540	2,045	17,342	19,387	4,891		04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	5,463	840	4,359	—	751	840	5,110	5,950	1,862		07/2004	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	12,800	900	10,741	—	4,157	900	14,898	15,798	4,701		09/2004	(1),(2),(3)
Courtyard by Marriott - Tremont	Boston, MA	88,800	24,494	85,246	—	12,038	24,494	97,284	121,778	8,718		03/2015	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	4,981	673	4,804	—	2,675	673	7,479	8,152	2,526		09/2004	(1),(2),(3)
Courtyard by Marriott	Denver, CO	31,680	9,342	29,656	—	524	9,342	30,180	39,522	3,243		03/2015	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	19,101	1,352	12,266	—	1,517	1,352	13,783	15,135	4,655		09/2004	(1),(2),(3)
Courtyard by Marriott	Gaithersburg, MD	28,960	5,128	30,522	—	(655)	5,128	29,867	34,995	1,450		03/2015	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	41,400	5,411	38,610	—	4,493	5,411	43,103	48,514	13,435		06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	21,566	2,244	18,520	—	6,381	2,244	24,901	27,145	7,088		06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	9,321	1,868	14,030	—	5,416	1,868	19,446	21,314	6,294		06/2005	(1),(2),(3)
Courtyard by Marriott	Savannah, GA	31,440	6,948	31,755	—	475	6,948	32,230	39,178	2,790		03/2015	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	23,000	2,447	16,005	—	3,920	2,447	19,925	22,372	6,189		06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	17,500	2,244	12,345	—	4,579	2,244	16,924	19,168	5,551		06/2005	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	23,714	5,112	19,429	—	4,882	5,112	24,311	29,423	6,923		04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AZ	16,048	3,700	22,134	—	4,717	3,700	26,851	30,551	7,396		04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	16,958	2,115	22,360	—	2,888	2,115	25,248	27,363	7,433		04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	29,993	2,863	10,723	—	3,949	2,863	14,672	17,535	4,557		04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	6,641	1,301	7,430	—	3,010	1,301	10,440	11,741	3,819		04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	38,528	5,419	45,304	—	5,339	5,419	50,643	56,062	13,149		04/2007	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Courtyard by Marriott	Wichita, KS	18,380	291	23,090	—	322	291	23,412	23,703	1,901		06/2015	(1),(2),(3)
Courtyard by Marriott - Billerica	Boston, MA	29,807	3,528	29,352	—	3,548	3,528	32,900	36,428	3,290		06/2015	(1),(2),(3)
Homewood Suites	Pittsburgh, PA	25,492	1,906	28,093	—	1,537	1,906	29,630	31,536	2,170		06/2015	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	26,496	2,555	20,367	—	6,268	2,555	26,635	29,190	8,068		03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	8,000	961	5,972	—	3,330	961	9,302	10,263	3,076		09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	27,227	6,554	40,539	—	4,709	6,554	45,248	51,802	13,334		06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	26,600	2,752	34,979	—	6,156	2,752	41,135	43,887	12,088		06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	27,900	3,156	29,514	—	5,488	3,156	35,002	38,158	11,597		06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	16,745	1,897	16,357	—	4,612	1,897	20,969	22,866	7,318		06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	27,394	18,177	39,568	(6,185)	(11,416)	11,992	28,152	40,144	3,658		04/2007	(1),(2),(3),(4)
Marriott Residence Inn	Phoenix, AZ	17,868	4,100	23,187	—	6,338	4,100	29,525	33,625	8,617		04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	12,085	2,045	16,869	—	3,546	2,045	20,415	22,460	6,091		04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	31,771	3,272	11,706	—	4,927	3,272	16,633	19,905	5,495		04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	7,111	1,462	8,306	—	4,076	1,462	12,382	13,844	3,752		04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	10,378	1,997	16,084	—	2,763	1,997	18,847	20,844	5,615		05/2007	(1),(2),(3)
Marriott Residence Inn	Stillwater, OK	7,911	930	15,070	—	1,247	930	16,317	17,247	1,291		06/2015	(1),(2),(3)
Marriott Residence Inn	Tampa, FL	17,600	2,175	19,491	—	(131)	2,175	19,360	21,535	942		03/2015	(1),(2),(3)
TownePlace Suites by Marriott	Manhattan Beach, CA	18,168	4,805	17,543	—	4,480	4,805	22,023	26,828	5,623		04/2007	(1),(2),(3)
Ritz-Carlton	Atlanta, GA	69,920	2,477	80,139	—	1,624	2,477	81,763	84,240	4,073		03/2015	(1),(2),(3)
One Ocean	Atlantic Beach, FL	32,688	5,815	14,817	—	26,099	5,815	40,916	46,731	19,681		04/2004	(1),(2),(3)
Renaissance	Nashville, TN	73,328	20,671	158,260	—	9,769	20,671	168,029	188,700	16,510		03/2015	(1),(2),(3)
Renaissance	Palm Springs, CA	51,440	—	74,112	—	(68)	—	74,044	74,044	3,833		03/2015	(1),(2),(3)
Renaissance	Portsmouth, VA	16,080	—	19,794	—	(19,794)	—	—	—	—		03/2015	(1),(2),(3),(4)
Sheraton Hotel	Ann Arbor, MI	35,200	4,158	35,042	—	962	4,158	36,004	40,162	2,787		06/2015	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	10,306	2,037	12,424	—	12,825	2,037	25,249	27,286	10,338		07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	21,591	2,953	14,280	—	10,375	2,953	24,655	27,608	9,321		03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	55,200	3,100	22,041	—	23,867	3,100	45,908	49,008	18,464		03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	47,316	4,023	39,363	—	11,428	4,023	50,791	54,814	15,801		12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	29,185	7,294	36,382	—	11,358	7,294	47,740	55,034	16,259		12/2006	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	63,600	4,805	50,820	—	13,738	4,805	64,558	69,363	17,099		04/2007	(1),(2),(3)
Hyatt Regency	Hauppauge, NY	34,080	6,284	35,669	—	2,093	6,284	37,762	44,046	7,973		03/2015	(1),(2),(3)
Hyatt Regency	Savannah, GA	70,480	14,041	72,721	—	9,438	14,041	82,159	96,200	9,554		03/2015	(1),(2),(3)
Crowne Plaza	Atlanta, GA	65,600	5,870	74,885	—	4,640	5,870	79,525	85,395	8,862		03/2015	(1),(2),(3)
Crowne Plaza	Key West, FL	72,007	—	27,514	—	18,569	—	46,083	46,083	18,177		03/2005	(1),(2),(3)
Crowne Plaza	Annapolis, MD	—	—	9,903	—	7,380	—	17,283	17,283	1,670		03/2015	(1),(2),(3)
Annapolis Inn	Annapolis, MD	20,234	3,028	7,833	—	8,754	3,028	16,587	19,615	6,216		03/2005	(1),(2),(3)
Lakeway Resort & Spa	Austin, TX	25,100	4,541	28,940	—	4,374	4,541	33,314	37,855	4,054		02/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Silversmith	Chicago, IL	22,080	4,782	22,398	—	572	4,782	22,970	27,752	2,841		03/2015	(1),(2),(3)
The Churchill	Washington, DC	47,280	25,898	32,304	—	10,678	25,898	42,982	68,880	3,063		03/2015	(1),(2),(3)
The Melrose	Washington, DC	74,560	29,277	62,507	—	1,413	29,277	63,920	93,197	5,521		03/2015	(1),(2),(3)
Le Pavillon	New Orleans, LA	43,750	10,933	51,549	(2,600)	4,610	8,333	56,159	64,492	4,237		06/2015	(1),(2),(3)
The Ashton	Ft. Worth, TX	5,436	800	7,187	—	1,099	800	8,286	9,086	760		07/2014	(1),(2),(3)
Westin	Princeton, NJ	31,719	6,475	52,195	—	776	6,475	52,971	59,446	3,203		03/2015	(1),(2),(3)
W	Atlanta, GA	40,500	2,353	54,383	—	1,068	2,353	55,451	57,804	4,278		07/2015	(1),(2),(3)
W	Minneapolis, MN	54,685	8,430	79,713	—	441	8,430	80,154	88,584	3,730		11/2015	(1),(2),(3)
Le Meridien	Minneapolis, MN	—	2,752	12,248	—	400	2,752	12,648	15,400	946		07/2015	(1),(2),(3)
Hotel Indigo	Atlanta, GA	15,729	3,230	23,713	—	452	3,230	24,165	27,395	1,681		10/2015	(1),(2),(3)
WorldQuest Resort	Orlando, FL	—	1,432	9,870	(72)	393	1,360	10,263	11,623	1,679		03/2011	(1),(2),(3)
Total		$3,773,604	$672,941	$3,731,048	$(8,567)	$659,142	$664,374	$4,390,190	$5,054,564	$894,001
_________________________
(1) Estimated useful life for buildings is 39 years.
(2) Estimated useful life for building improvements is 7.5 years.
(3) Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4) Amounts include impairment charges.

	Year Ended December 31,
	2016	2015	2014
Investment in Real Estate:
Beginning balance	$5,181,466	$2,719,716	$2,671,002
Additions	206,022	2,531,312	171,542
Impairment/write-offs	(85,338)	(57,596)	(22,286)
Sales/disposals	(227,988)	(11,966)	(100,542)
Assets held for sale	(19,598)	—	—
Ending balance	5,054,564	5,181,466	2,719,716
Accumulated Depreciation:
Beginning balance	761,782	591,105	507,208
Depreciation expense	245,953	211,434	110,464
Impairment/write-offs	(67,022)	(37,647)	(22,286)
Sales/disposals	(44,346)	(3,110)	(4,281)
Assets held for sale	(2,366)	—	—
Ending balance	894,001	761,782	591,105
Investment in Real Estate, net	$4,160,563	$4,419,684	$2,128,611

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
December 31, 2016
(in thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G
Description		Prior Liens	Balance at December 31, 2016	Delinquent Principal December 31, 2016	Being Foreclosed at December 31, 2016	Accrued Interest at December 31, 2016	Interest Income During the Year Ended December 31, 2016
Ritz Carlton	Key Biscayne, FL	$—	$—	$—	$—	$—	$—
Valuation allowance			—	—
Net carrying value			$—	$—

	Year Ended December 31,
	2016	2015	2014
Investment in Mortgage Loans:
Balance at January 1	$3,746	$3,553	$3,384
Principal payments	(4,246)	(246)	(246)
Amortization of discounts/deferred income	—	—	—
Valuation allowance adjustments	500	439	415
Balance at December 31	$—	$3,746	$3,553

EXHIBIT INDEX

Exhibit	Description
2.1
Separation and Distribution Agreement, dated October 31, 2014, by and between Ashford Hospitality Trust, Inc., Ashford OP Limited Partner LLC, Ashford Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 2.1 to Form 8-K, filed on November 6, 2014, for the event dated October 31, 2014) (File No. 001-31775)

3.1
Articles of Amendment and Restatement, as amended by Amendment Number One to Articles of Amendment and Restatement (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed May 15, 2015)

3.2
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015 and by Amendment No. 3 on August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 8, 2016) (File No. 001-31775)

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003) (File No. 001-31775)
4.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.1.1 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)
4.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1.2 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)
4.2.1	Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)
4.2.2	Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)
4.3.1	Articles Supplementary for Series E Cumulative Preferred Stock, dated April 15, 2011 (incorporated by reference to Exhibit 3.6 to the Registrant’s Form 8-A, filed April 18, 2011)
4.3.2	Form of Certificate of Series E Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed April 18, 2011)
4.4
Articles Supplementary for Series F Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on July 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed July 12, 2016) (File No. 001-31775)

4.5
Articles Supplementary for Series G Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on October 17, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on October 18, 2016) (File No. 001-31775)

10.1
Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 15, 2016) (File No. 001-31775)

10.1.2
Amendment No. 1 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 12, 2016) (File No. 001-31775)

10.1.3
Amendment No. 2 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated October 18, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on October 18, 2016) (File No. 001-31775)

10.2
Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003) (File No. 001-31775)

10.3.1†
Amended and Restated Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated March 31, 2008 (incorporated by reference to Exhibit 10.3.1 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)

10.3.1.1†
First Amendment to the Ashford Hospitality Trust, Inc. Nonqualified Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.3.1.1 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)

10.3.2†
2011 Stock Incentive Plan of Ashford Hospitality Trust, Inc. dated May 17, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 20, 2011, for the event dated May 17, 2011) (File No. 001-31775)

10.3.2.1†	Amendment No. 1 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated May 13, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on May 19, 2014) (File No. 001-31775)
10.3.2.2†
Amendment No. 2. to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated August 2, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed August 8, 2016) (File No.001-31775)

10.3.3†	Form of LTIP Unit Award Agreement, dated March 21, 2008 (incorporated by reference to Exhibit 10.3.3 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)
10.3.4†	Form of Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on April 7, 2016) (File No. 001-31775)
10.3.5†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on April 7, 2016) (File No. 001-31775)

Exhibit	Description
10.3.6*†	Amended and Restated Form of Performance Stock Unit Award Agreement
10.3.7*†	Amended and Restated Form of Performance LTIP Unit Award Agreement
10.4
Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)

10.5.1†
Employment Agreement, dated as of June 13, 2014, between Ashford Hospitality Trust, Inc. and Deric Eubanks (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on June 19, 2014) (File No. 001-31775)

10.5.2
Chairman Emeritus Agreement, dated January 7, 2013, between Ashford Hospitality Trust, Inc. Ashford Hospitality Limited Partnership, and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 9, 2013) (File No. 001-31775)

10.6	Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003) (File No. 001-31775)
10.6.1	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS companies (incorporated by reference to Exhibit 10.6.1 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)
10.6.2
Hotel Master Management Agreement between Remington Lodging & Hospitality, LLC and PHH TRS Corporation (incorporated by reference to Exhibit 10.6.2 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.6.3
First Amendment to Hotel Master Management Agreement between Remington Lodging & Hospitality, LLC and Ashford TRS Corporation dated August 29, 2003, effective November 19, 2013 (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013) (File No. 001-31775)

10.6.4
First Amendment to Hotel Master Management Agreement between Remington Lodging & Hospitality, LLC and Ashford TRS Corporation dated September 29, 2006, effective November 19, 2013 (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013) (File No. 001-31775)

10.7
Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003) (File No. 001-31775)

10.8.1
Mutual Exclusivity Agreement by and between Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., Remington Hotel Corporation and Remington Lodging and Hospitality, L.P. (incorporated by reference to Exhibit 10.22 of Form S-11/A, filed on July 31, 2003) (File No. 001-31775)

10.8.2
First Amendment to the Mutual Exclusivity Agreement between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Remington Lodging and Hospitality LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013) (File No. 001-31775)

10.9
Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.12 of Form 10-K, filed on March 1, 2013) (File No. 001-31775)

10.10
Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.10.1
Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.1 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.10.2
Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.2 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.10.3
Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.3 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.10.4
Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.4 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.10.5
Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.5 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.10.6
Amended and Restated Loan Agreement, dated as of October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.6 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.10.7
Amended and Restated Cross-Collateralization and Cooperation Agreement, dated October 13, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.7 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.10.8
Amended and Restated Loan Agreement, dated as of December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.8 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.10.9
Amended and Restated Cross-Collateralization and Cooperation Agreement, dated December 20, 2005, between the Registrant and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.13.9 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

Exhibit	Description
10.11
Mortgage Loan Agreement (Pool 1), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.14 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.11.1
Mortgage Loan Agreement (Pool 2), dated November 14, 2005, between the Registrant and UBS Real Estate Investments, Inc. (incorporated by reference to Exhibit 10.14.1 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.11.2
Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.14.2 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.11.3
Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 1 (incorporated by reference to Exhibit 10.14.3 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.11.4
Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.14.4 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.11.5
Guaranty of Recourse Obligations, dated November 14, 2005, by the Registrant for the benefit of UBS Real Estate Investments, Inc. with respect to Pool 2 (incorporated by reference to Exhibit 10.14.5 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.12
Purchase and Sale Agreement, dated May 18, 2006, between the Registrant and EADS Associates Limited Partnership (incorporated by reference to Exhibit 10.21 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.13.1
Loan Agreement, dated December 7, 2006, between the Registrant and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.23.1 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.13.2
MIP Loan Extension Agreement, dated December 9, 2011, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.23.2 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.14.1.1
Mortgage, Security Agreement, Assignment of Rents and Fixture Filing from Ashford Edison LP, as Borrower to Wachovia Bank, National Association, as Lender, dated April 11, 2007, with respect to Courtyard Edison, Edison, New Jersey (incorporated by reference to Exhibit 10.25.1.1 of Form 10-K, filed March 2, 2015) (File No. 001-31775)

10.14.1.1a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.1.1a of Form 10-K filed March 2, 2015) (File No. 001-31775)
10.14.1.2
Guaranty for Fixed-Rate Pool 1, executed as of April 11, 2007 by the Registrant, for the benefit of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25.1.2 of Form 10-K, filed March 2, 2015) (File No. 001-31775)

10.14.1.2a	Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.25.1.2a of Form 10-K filed March 2, 2015) (File No. 001-31775)
10.14.1.3
Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of Wells Fargo Bank, National Association, dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.11 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.14.1.4
Mezzanine 1 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.15 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.14.1.5
Mezzanine 2 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.16 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.14.1.6
Mezzanine 3 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of BRE/HH Acquisitions LLC and Barclay Capital Real Estate Finance, Inc., dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.17 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.14.1.7
Mezzanine 4 Guaranty and Indemnity Agreement by Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP for the benefit of GSRE III, Ltd. dated March 10, 2011 (incorporated by reference to Exhibit 10.25.4.18 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.15
ISDA Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)

10.15.1
Schedule to the Master Agreement between Ashford Hospitality Limited Partnership and Wachovia Bank, National Association, dated March 12, 2008 (incorporated by reference to Exhibit 10.27.1 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)

10.16.1
Confirmation of Amended and Restated Swap Transaction, dated November 4, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.7 to the Registrant’s Form 10-K, filed on March 4, 2011) (File No. 001-31775)

10.16.2
Confirmation of Termination of Swap Transaction, dated November 4, 2010, related to the termination of an interest rate swap by Ashford Hospitality Limited Partnership from Wells Fargo Bank, N.A. as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.8 to the Registrant’s Form 10-K, filed on March 4, 2011) (File No. 001-31775)

Exhibit	Description
10.16.3
Confirmation of Trade, dated November 19, 2010, related to the trade of an interest rate swap by Ashford Hospitality Limited Partnership from Credit Agricole Corporate and Investment Bank New York Branch as effected on October 13, 2010 (incorporated by reference to Exhibit 10.30.9 to the Registrant’s Form 10-K, filed on March 4, 2011) (File No. 001-31775)

10.17
Release and Waiver Agreement, Dated March 31, 2011, by and between Ashford Hospitality Trust, Inc. and Mr. Alan Tallis, former Executive Vice President of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 6, 2011, for the event dated April 11, 2011) (File No. 001-31775)

10.18
Stock Repurchase Agreement, dated April 11, 2011, by and between Ashford Hospitality Trust, Inc. and Security Capital Preferred Growth Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 11, 2011, for the event dated April 11, 2011) (File No. 001-31775)

10.19
Indemnity Agreement dated March 10, 2011, between the Registrant and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q, filed on May 10, 2011) (File No. 001-31775)

10.20.1
Amended and Restated Mezzanine 1 Loan Agreement, dated March 10, 2011, between HH Swap A LLC, HH Swap C LLC, HH Swap C-1 LLC, HH Swap D LLC, HH Swap F LLC, HH Swap F-1 LLC, HH Swap G LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.1 of Form 10-K, filed on February 28, 2012)

10.20.1.1
Omnibus Agreement and Consent, dated December 17, 2012, by and among (i) American Equity Investment Life Insurance Company, Athene Annuity & Life Assurance Company, Newcastle CDO VIII 1, Limited, Newcastle CDO IX 1, Limited, Principal Life Insurance Company, (ii) HH SWAP A LLC, HH SWAP C LLC, HH SWAP C-1 LLC, HH SWAP D LLC, HH SWAP F LLC, HH SWAP F-1 LLC, and HH SWAP G LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.1.1 of Form 10-K, filed on March 1, 2013) (File No. 001-31775)

10.20.1.2
Consent Agreement, dated December 27, 2012, by and among (i) American Equity Investment Life Insurance Company, Athene Annuity & Life Assurance Company, Newcastle CDO VIII 1, Limited, Newcastle CDO IX 1, Limited, Principal Life Insurance Company, (ii) HH SWAP A LLC, HH SWAP C LLC, HH SWAP C-1 LLC, HH SWAP D LLC, HH SWAP F LLC, HH SWAP F-1 LLC, and HH SWAP G LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.1.2 of Form 10-K, filed on March 1, 2013) (File No. 001-31775)

10.20.2
Amended and Restated Mezzanine 2 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, HH Mezz Borrower G-2 LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.2 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.20.2.1
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) Starwood Property Mortgage SUB-10-A, L.L.C., (ii) HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, and HH Mezz Borrower G-2 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.2.1 of Form 10-K, filed on March 1, 2013) (File No. 001-31775)

10.20.2.2
Consent Agreement dated December 27, 2012, by and among (i) Starwood Property Mortgage SUB-10-A, L.L.C., (ii) HH Mezz Borrower A-2 LLC, HH Mezz Borrower C-2 LLC, HH Mezz Borrower D-2 LLC, HH Mezz Borrower F-2 LLC, and HH Mezz Borrower G-2 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.2.2 of Form 10-K, filed on March 1, 2013) (File No. 001-31775)

10.20.3
Amended and Restated Mezzanine 3 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, HH Mezz Borrower G-3 LLC, collectively as Borrower, and BRE/HH Acquisition LLC and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.3 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.20.3.1
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) LVS I SPE II LLC, (ii) HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, and HH Mezz Borrower G-3 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.3.1 of Form 10-K, filed on March 1, 2013) (File No. 001-31775)

10.20.3.2
Consent Agreement dated December 27, 2012, by and among (i) LVS I SPE II, LLC, (ii) HH Mezz Borrower A-3 LLC, HH Mezz Borrower C-3 LLC, HH Mezz Borrower D-3 LLC, HH Mezz Borrower F-3 LLC, and HH Mezz Borrower G-3 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.3.2 of Form 10-K, filed on March 1, 2013) (File No. 001-31775)

10.20.4
Amended and Restated Mezzanine 4 Loan Agreement, dated March 10, 2011, between HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, HH Mezz Borrower G-4 LLC, collectively as Borrower, and GSRE III, LTD, as Lender (incorporated by reference to Exhibit 10.35.4 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.20.4.1
Omnibus Amendment and Consent dated December 17, 2012, by and among (i) GSR3LP, LLC, (ii) HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, and HH Mezz Borrower G-4 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.4.1 of Form 10-K, filed on March 1, 2013) (File No. 001-31775)

Exhibit	Description
10.20.4.2
Consent Agreement dated December, 2012, by and among (i) GSR3LP, LLC, (ii) HH Mezz Borrower A-4 LLC, HH Mezz Borrower C-4 LLC, HH Mezz Borrower D-4 LLC, HH Mezz Borrower F-4 LLC, and HH Mezz Borrower G-4 LLC, and (iii) Ashford Hospitality Limited Partnership and PRISA III REIT Operating LP (incorporated by reference to Exhibit 10.36.4.2 of Form 10-K, filed on March 1, 2013) (File No. 001-31775)

10.20.5
Amended and Restated Mortgage Loan Agreement, dated March 10, 2011, between Entities set forth on Schedule I and II, collectively as Borrower, and Wells Fargo Bank, National Association and Barclays Capital Real Estate Finance, Inc., collectively as Lender (incorporated by reference to Exhibit 10.35.5 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.21
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.6 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013) (File No. 001-31775)

10.22
Option Agreement Pier House Resort by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.7 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013) (File No. 001-31775)

10.23
Option Agreement Crystal Gateway Marriott by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.8 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013) (File No. 001-31775)

10.24
Registration Rights Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.9 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013) (File No. 001-31775)

10.25
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Monty Bennett, regarding the sale of Class B company interests of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014) (File No. 001-31775)

10.26
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Rob Hays, regarding the sale of Class B company interests of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014) (File No. 001-31775)

10.27
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Monty Bennett, regarding the sale of Class B limited partnership interests of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.5 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014) (File No. 001-31775)

10.28
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Rob Hays, regarding the sale of Class B limited partnership interests of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.6 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014) (File No. 001-31775)

10.29	Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 15, 2014) (File No. 001-31775)
10.30
Third Amended and Restated Limited Partnership Agreement of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014) (File No. 001-31775)

10.31
Second Amended and Restated Limited Liability Company Operating Agreement of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014) (File No. 001-31775)

10.32
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 6, 2014, for the event dated October 31, 2014) (File No. 001-31775)

10.33
Advisory Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014) (File No. 001-31775)

10.33.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on June 12, 2015) (File No. 001-31775)

10.34
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014) (File No. 001-31775)

10.35
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014) (File No. 001-31775)

Exhibit	Description
10.36
Letter Agreement dated December 14, 2014, between PRISA III Investments, LLC, a Delaware limited liability company and Ashford Hospitality Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on December 19, 2014) (File No. 001-31775)

10.37
Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 of Form 10-Q, filed on May 11, 2015) (File No. 001-31775)

10.37.1
Termination Letter, dated May 8, 2015, of the Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1.1 of Form 10-Q, filed on May 11, 2015) (File No. 001-31775)

10.38
Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership, Ashford Credit Holdings LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.2 of Form 10-Q, filed on May 11, 2015) (File No. 001-31775)

10.38.1
Termination Letter, dated May 8, 2015, of the Contribution Agreement, dated February 18, 2015, by and between Ashford Hospitality Select, Inc., Ashford Hospitality Select Limited Partnership, Ashford Credit Holdings LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.2.1 of Form 10-Q, filed on May 11, 2015) (File No. 001-31775)

10.39
Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS VI Corporation, Ashford Hospitality Select, Inc. and Ashford Hospitality Select Limited Partnership (incorporated by reference to Exhibit 10.3 of Form 10-Q, filed on May 11, 2015) (File No. 001-31775)

10.39.1
Termination Letter, dated May 8, 2015, of the Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS VI Corporation, Ashford Hospitality Select, Inc. and Ashford Hospitality Select Limited Partnership (incorporated by reference to Exhibit 10.3.1 of Form 10-Q, filed on May 11, 2015) (File No. 001-31775)

10.40
Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS Corporation, Ashford TRS VI Corporation and Ashford Select TRS Corporation (incorporated by reference to Exhibit 10.4 of Form 10-Q, filed on May 11, 2015) (File No. 001-31775)

10.40.1
Termination Letter, dated May 8, 2015, of the Purchase and Sale Agreement, dated February 18, 2015, by and between Ashford TRS Corporation, Ashford TRS VI Corporation and Ashford Select TRS Corporation (incorporated by reference to Exhibit 10.4.1 of Form 10-Q, filed on May 11, 2015) (File No. 001-31775)

10.41
Loan Agreement, dated March 6, 2015, between each of the Parties set forth on Schedule I, which are subsidiaries of the Company, collectively as Borrower, and Column Financial, Inc. as Lender (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015) (File No. 001-31775)

10.42
Mezzanine A Loan Agreement, dated March 6, 2015, between HH Swap A LLC and HH Swap G LLC, collectively as Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015)

10.43
Mezzanine B Loan Agreement, dated March 6, 2015, between HH Mezz Borrower A-2 LLC and HH Mezz Borrower G-2 LLC, collectively as Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015) (File No. 001-31775)

10.44
Mezzanine C Loan Agreement, dated March 6, 2015, between HH Mezz Borrower A-3 LLC and HH Mezz Borrower G-3 LLC, collectively as Borrower, and Column Financial, Inc., as Lender(incorporated by reference to Exhibit 10.4 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015) (File No. 001-31775)

10.45
Mezzanine D Loan Agreement, dated March 6, 2015, between HH Mezz Borrower A-4 LLC and HH Mezz Borrower G-4 LLC, collectively as Borrower, and Column Financial, Inc., as Lender(incorporated by reference to Exhibit 10.5 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015) (File No. 001-31775)

10.46
Equity Distribution Agreement, dated May 15, 2015, between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford Hospitality Advisors LLC and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to Form 8-K, filed May 18, 2015) (File No. 001-31775)

10.47
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Trust, Inc., and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2015) (File No. 001-31775)

12.0*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1*	Registrant’s Subsidiaries Listing as of December 31, 2016
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2016
23.1*	Consent of BDO USA LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit	Description
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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
_________________________
* Filed herewith.
† Management contract or compensatory plan or arrangement.