Form 10-Q
period 2017-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2017-05-10
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	97,438,253
(Class)	Outstanding at May 5, 2017

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Investments in hotel properties, net	$4,152,741	$4,160,563
Cash and cash equivalents	306,670	347,091
Restricted cash	165,262	144,014
Marketable securities	50,382	53,185
Accounts receivable, net of allowance of $586 and $690, respectively	59,740	44,629
Inventories	4,494	4,530
Investment in unconsolidated entities	7,724	58,779
Deferred costs, net	2,834	2,846
Prepaid expenses	24,668	17,578
Derivative assets, net	1,884	3,614
Other assets	13,627	11,718
Intangible assets, net	10,032	10,061
Due from Ashford Prime OP, net	6	—
Due from AQUA U.S. Fund	2,579	—
Due from related party, net	1,392	—
Due from third-party hotel managers	18,583	13,348
Assets held for sale	—	19,588
Total assets	$4,822,618	$4,891,544
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,720,040	$3,723,559
Accounts payable and accrued expenses	156,388	126,986
Dividends and distributions payable	25,786	24,765
Unfavorable management contract liabilities	1,035	1,380
Due to Ashford Inc., net	15,750	15,716
Due to Ashford Prime OP, net	—	488
Due to related party, net	—	1,001
Due to third-party hotel managers	2,667	2,714
Intangible liabilities, net	16,106	16,195
Derivative liabilities, net	198	—
Other liabilities	17,439	16,548
Liabilities related to assets held for sale	—	37,047
Total liabilities	3,955,409	3,966,399
Commitments and contingencies (note 13)
Redeemable noncontrolling interests in operating partnership	111,273	132,768
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 1,657,206 shares issued and outstanding at March 31, 2017 and December 31, 2016	17	17
Series D Cumulative Preferred Stock, 9,468,706 shares issued and outstanding at March 31, 2017 and December 31, 2016	95	95
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	62	62
Common stock, $0.01 par value, 200,000,000 shares authorized, 97,019,295 and 96,376,827 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	970	964
Additional paid-in capital	1,763,675	1,764,450
Accumulated deficit	(1,009,656)	(974,015)
Total stockholders’ equity of the Company	755,211	791,621
Noncontrolling interests in consolidated entities	725	756
Total equity	755,936	792,377
Total liabilities and equity	$4,822,618	$4,891,544
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue
Rooms	$276,705	$290,615
Food and beverage	62,850	63,055
Other hotel revenue	13,766	13,709
Total hotel revenue	353,321	367,379
Other	388	393
Total revenue	353,709	367,772
Expenses
Hotel operating expenses:
Rooms	59,873	63,102
Food and beverage	42,170	43,101
Other expenses	111,733	113,137
Management fees	12,826	13,695
Total hotel expenses	226,602	233,035
Property taxes, insurance, and other	18,333	18,612
Depreciation and amortization	64,698	62,162
Impairment charges	—	(111)
Transaction costs	3	95
Advisory services fee	10,641	10,903
Corporate, general, and administrative	5,170	1,673
Total expenses	325,447	326,369
Operating income (loss)	28,262	41,403
Equity in earnings (loss) of unconsolidated entities	(763)	(3,585)
Interest income	208	63
Gain (loss) on sale of hotel properties	(83)	(114)
Other income (expense)	(3,120)	(252)
Interest expense and amortization of premiums and loan costs	(55,305)	(55,943)
Write-off of loan costs and exit fees	(54)	—
Unrealized gain (loss) on marketable securities	(3,346)	—
Unrealized gain (loss) on derivatives	1,418	6,918
Income (loss) before income taxes	(32,783)	(11,510)
Income tax benefit (expense)	846	(629)
Net income (loss)	(31,937)	(12,139)
(Income) loss from consolidated entities attributable to noncontrolling interest	31	38
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,493	2,112
Net income (loss) attributable to the Company	(25,413)	(9,989)
Preferred dividends	(10,956)	(8,490)
Net income (loss) attributable to common stockholders	$(36,369)	$(18,479)

Income (loss) per share - basic and diluted:
Basic:
Net income (loss) attributable to common stockholders	$(0.39)	$(0.20)
Weighted average common shares outstanding – basic	94,840	94,136
Diluted:
Net income (loss) attributable to common stockholders	$(0.39)	$(0.20)
Weighted average common shares outstanding – diluted	94,840	94,136

Dividends declared per common share	$0.12	$0.12
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(31,937)	$(12,139)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	(31,937)	(12,139)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	31	38
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,493	2,112
Comprehensive income (loss) attributable to the Company	$(25,413)	$(9,989)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Preferred Stock										Additional Paid In Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series F		Series G		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2017	1,657	$17	9,469	$95	4,800	$48	6,200	$62	96,377	$964	$1,764,450	$(974,015)	$756	$792,377	$132,768
Purchases of common stock	—	—	—	—	—	—	—	—	(203)	(2)	(1,273)	—	—	(1,275)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	345	—	—	345	83
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	(18)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	843	8	(8)	—	—	—	88
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	(11,741)	—	(11,741)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	(886)	—	(886)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	(5,000)	—	(5,000)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,543)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	20	—	161	—	—	161	(161)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	12,469	—	12,469	(12,469)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(25,413)	(31)	(25,444)	(6,493)
Balance at March 31, 2017	1,657	$17	9,469	$95	4,800	$48	6,200	62	97,019	$970	$1,763,675	$(1,009,656)	$725	$755,936	$111,273
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(31,937)	$(12,139)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	64,698	62,162
Impairment charges	—	(111)
Amortization of intangibles	(60)	(49)
Amortization of deferred income	(114)	—
Bad debt expense	183	183
Deferred income tax (benefit) expense	(1,134)	—
Equity in (earnings) loss of unconsolidated entities	763	3,585
(Gain) loss on sale of hotel properties, net	83	114
Realized and unrealized (gain) loss on marketable securities	3,346	—
Purchases of marketable securities	(543)	—
Net settlement of trading derivatives	323	(176)
Payments for derivatives	—	(231)
Realized and unrealized (gain) loss on derivatives	1,885	(6,918)
Amortization of loan costs and premiums, write-off of loan costs and exit fees	4,866	5,657
Equity-based compensation	428	984
Changes in operating assets and liabilities, exclusive of effect of hotel acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	(12,827)	(13,709)
Prepaid expenses and other assets	(7,273)	(11,891)
Accounts payable and accrued expenses	25,767	17,527
Due to/from related party	(2,551)	(3,256)
Due to/from third-party hotel managers	(5,282)	5,137
Due to/from Ashford Prime OP, net	(494)	515
Due to/from Ashford Inc., net	(1,247)	484
Other liabilities	660	2,116
Net cash provided by (used in) operating activities	39,540	49,984
Cash Flows from Investing Activities
Investment in unconsolidated entity	(650)	(2,000)
Proceeds from payments on note receivable	—	60
Improvements and additions to hotel properties	(56,765)	(40,688)
Net proceeds from sales of assets/properties	17,325	2,484
Liquidation of AQUA U.S. Fund	48,363	—
Payments for initial franchise fees	(75)	(30)
Proceeds from property insurance	190	33
Net cash provided by (used in) investing activities	8,388	(40,141)
Cash Flows from Financing Activities
Borrowings on indebtedness	—	37,500
Repayments of indebtedness	(43,441)	(3,625)
Payments for loan costs and exit fees	(623)	(764)
Payments for dividends and distributions	(24,219)	(22,676)
Purchases of common stock	6	(1)
Payments for derivatives	(280)	(73)
Other	88	61
Net cash provided by (used in) financing activities	(68,469)	10,422
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,541)	20,265
Cash, cash equivalents and restricted cash at beginning of period	492,473	368,758
Cash, cash equivalents and restricted cash and at end of period	$471,932	$389,023

	Three Months Ended March 31,
	2017	2016
Supplemental Cash Flow Information
Interest paid	$50,110	$48,809
Income taxes paid	—	305
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$13,313	$7,026
Dividends and distributions declared but not paid	25,786	22,890
Common stock repurchase accrued but not paid	1,281	740
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$347,091	$215,078
Cash and cash equivalents at beginning of period included in assets held for sale	976	—
Restricted cash at beginning of period	144,014	153,680
Restricted cash at beginning of period included in assets held for sale	392	—
Cash, cash equivalents and restricted cash at beginning of period	$492,473	$368,758

Cash and cash equivalents at end of period	$306,670	$226,877
Restricted cash at end of period	165,262	162,146
Cash, cash equivalents and restricted cash at end of period	$471,932	$389,023

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”) focused on investing in full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the national average, and in all methods including direct real estate, equity, and debt. Other than Ashford Hospitality Trust, Inc.’s investment in Ashford Inc. common stock, we own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. In this report, terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of March 31, 2017, we owned interests in the following assets:

•
121 consolidated hotel properties, including 119 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 25,553 total rooms (or 25,526 net rooms excluding those attributable to our partners);

•	86 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 29.7% ownership in Ashford Inc. common stock with a carrying value of $5.2 million; and

•	a 15.35% ownership in OpenKey with a carrying value of $2.6 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2017, our 121 hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of March 31, 2017, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 82 of our 121 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. On March 24, 2017, the agreement was terminated as Ashford Inc. was unsuccessful in receiving an acceptable private letter ruling from the Internal Revenue Service. The receipt of the private letter ruling was a condition to the closing of the transaction.
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2016 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The following acquisitions/dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Acquisition/Disposition	Acquisition/Disposition Date
5-hotel portfolio (1)	Various	Disposition	June 1, 2016
Hampton Inn & Suites	Gainesville, FL	Disposition	September 1, 2016
SpringHill Suites Gaithersburg	Gaithersburg, MD	Disposition	October 1, 2016
2-hotel portfolio (2)	Palm Desert, CA	Disposition	October 7, 2016
Renaissance	Portsmouth, Virginia	Disposition	February 1, 2017
Embassy Suites	Syracuse, New York	Disposition	March 6, 2017
(1) The 5-hotel portfolio is comprised of the Courtyard Edison in Edison, New Jersey; the Residence Inn Buckhead in Atlanta, Georgia; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, Florida.
(2) The 2-hotel portfolio is comprised of the Courtyard and Residence Inn in Palm Desert, California.
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
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions. We early adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash effective January 1, 2017. See discussion in recently adopted accounting standards below.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for investments in hotel properties for the three months ended March 31, 2017 and 2016.
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
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 15.4% to 29.7%, at March 31, 2017, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entities. No such impairment was recorded for the three months ended March 31, 2017 and 2016.
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
Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance that results in recording expense, included in “advisory services fee” and “management fees” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) and performance-based Long-Term Incentive Plan (“Performance LTIP”) units granted to certain executive officers are accounted for at fair value at period end based on a Monte Carlo simulation valuation model that results in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Recently Adopted Accounting Standards—In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017, and the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result net cash provided by operating activities increased $5.3 million and net cash used in investing activities decreased $3.2 million in the three months ended March 31, 2016. Our beginning-of-period cash, cash equivalents and restricted cash increased $144.4 million and $153.7 million in 2017 and 2016, respectively.

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
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$663,013	$663,013
Buildings and improvements	3,933,063	3,913,377
Furniture, fixtures, and equipment	428,784	434,091
Construction in progress	33,139	32,525
Condominium properties	11,612	11,558
Total cost	5,069,611	5,054,564
Accumulated depreciation	(916,870)	(894,001)
Investments in hotel properties, net	$4,152,741	$4,160,563
4. Hotel Dispositions and Assets Held For Sale
On June 1, 2016, the Company sold the Noble Five Hotels, a 5-hotel portfolio of select-service hotel properties for approximately $142.0 million in cash. The sale resulted in a gain of $22.8 million for the year ended December 31, 2016. The portfolio is comprised of the Courtyard Edison in Edison, New Jersey; the Residence Inn Buckhead in Atlanta, Georgia; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, Florida.
On September 1, 2016, the Company sold the Hampton Inn Gainesville for approximately $26.5 million in cash. The sale resulted in a gain of $1.6 million for the year ended December 31, 2016.
On October 1, 2016, the Company sold the SpringHill Suites in Gaithersburg, Maryland for approximately $13.2 million. The consideration received from the sale was a combination of cash and approximately 2.0 million Class B common units of the Company’s operating partnership. The Class B operating partnership units were redeemed at a price of $5.74 per unit, or a price of $6.05 per common share after taking into account the current conversion factor. The Company also paid off approximately $10.4 million of debt associated with the hotel property. The sale resulted in a loss of $223,000 for the year ended December 31, 2016.
On October 7, 2016, the Company sold the Courtyard and Residence Inn in Palm Desert, California for $36.0 million. The consideration received from the sale was a combination of cash and assumption of approximately $23.8 million of mortgage debt associated with the hotel properties. The sale resulted in a gain of $7.5 million for the year ended December 31, 2016.
On February 1, 2017, the Company sold the Renaissance hotel in Portsmouth, Virginia (“Renaissance Portsmouth”) for approximately $9.2 million in cash. The sale resulted in a loss of $43,000 for the three months ended March 31, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also paid off approximately $20.2 million of debt associated with the hotel property. See note 6.
On March 6, 2017, the Company sold the Embassy Suites in Syracuse, New York (“Embassy Suites Syracuse”) for approximately $8.8 million in cash. The sale resulted in a loss of $40,000 for the three months ended March 31, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also paid off approximately $20.6 million of debt associated with the hotel property. See note 6.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We included the results of operations for these hotel properties through the date of disposition in net income (loss). The following table includes condensed financial information from these hotel properties in the consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Total hotel revenue	$1,592	$23,630
Total hotel operating expenses	(1,769)	(14,732)
Operating income (loss)	(177)	8,898
Property taxes, insurance and other	(157)	(1,020)
Depreciation and amortization	(51)	(3,792)
Gain (loss) on sale of hotel properties	(83)	(114)
Interest expense and amortization of loan costs	(483)	(2,719)
Write-off of loan costs and exit fees	(54)	—
Net income (loss)	(1,005)	1,253
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	155	(170)
Net income (loss) attributable to the Company	$(850)	$1,083
Assets Held For Sale
At December 31, 2016, the Renaissance Portsmouth and the Embassy Suites Syracuse were classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2. Since the sale of the properties did not represent a strategic shift that had (or will have had) a major effect on our operations or financial results, their results of operation were not reported as discontinued operations in the consolidated financial statements. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. On February 1, 2017, we completed the sale of the Renaissance Portsmouth for approximately $9.2 million. On March 6, 2017, we completed the sale of the Embassy Suites Syracuse for approximately $8.8 million.
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
5. Investment in Unconsolidated Entities
Ashford Inc.
We held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 29.7% ownership interest in Ashford Inc. as of March 31, 2017, with a fair value of $35.3 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 and the condensed consolidated statements of operations of Ashford Inc. and our equity in earnings (loss) for the three months ended March 31, 2017 and 2016 (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2017	December 31, 2016
Total assets	$91,154	$129,797
Total liabilities	$51,278	$38,168
Redeemable noncontrolling interests	1,671	1,480
Total stockholders’ equity of Ashford Inc.	37,877	37,377
Noncontrolling interests in consolidated entities	328	52,772
Total equity	38,205	90,149
Total liabilities and equity	$91,154	$129,797
Our ownership interest in Ashford Inc.	$5,165	$5,873
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Total revenue	$13,013	$13,409
Total operating expenses	(15,149)	(13,921)
Operating income (loss)	(2,136)	(512)
Realized and unrealized gain (loss) on investment in unconsolidated entity, net	—	(1,460)
Realized and unrealized gain (loss) on investments, net	(75)	(5,684)
Other income (expense)	118	(102)
Income tax benefit (expense)	(630)	(640)
Net income (loss)	(2,723)	(8,398)
(Income) loss from consolidated entities attributable to noncontrolling interests	(25)	6,548
Net (income) loss attributable to redeemable noncontrolling interests	363	118
Net income (loss) attributable to Ashford Inc.	$(2,385)	$(1,732)
Our equity in earnings (loss) of Ashford Inc.	$(708)	$(519)
AQUA U.S. Fund
The AQUA U.S. Fund was managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, the AQUA U.S. Fund was consolidated by Ashford Inc. The AQUA U.S. Fund invested substantially all of its assets in the Ashford Quantitative Alternatives Master Fund, LP (the “Master Fund”), previously named the AIM Real Estate Hedged Equity Master Fund, LP, and as a consequence of our investment in the AQUA U.S. Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the AQUA U.S. Fund.
During the first quarter of 2017, we liquidated our investment in the AQUA U.S. Fund subject to a 5% hold back which is expected to be paid upon completion of the audit of the AQUA U.S. Fund’s financial statements, or sooner at the general partner’s discretion. As of March 31, 2017, we had a receivable from the AQUA U.S. Fund of $2.6 million.
The Master Fund generally invested in publicly traded equity securities and put and call options on publicly traded equity securities. The AQUA U.S. Fund recorded its investment in the Master Fund at its proportionate share of net assets. Income (loss)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and distributions are allocated to the AQUA U.S. Fund’s partners based on their ownership percentage of the AQUA U.S. Fund. Our equity in loss in the AQUA U.S. Fund represented our share of the AQUA U.S. Fund’s loss for the three months ended March 31, 2017 and 2016. We were not obligated to pay any portion of the management fee or the performance allocation in favor of the AQUA U.S. Fund’s investment manager and general partner, respectively, but did share pro rata in all other applicable expenses of the AQUA U.S. Fund. As of December 31, 2016, we owned an approximate 96.6% ownership interest in the AQUA U.S. Fund.
The following tables summarize the balance sheet as of December 31, 2016 and the statements of operations for the three months ended March 31, 2017 and 2016 of the AQUA U.S. Fund (in thousands):
Ashford Quantitative Alternatives (U.S.), LP
Condensed Balance Sheet
(unaudited)

December 31, 2016
Total assets	$55,022
Total liabilities	$2,311
Partners’ capital	52,711
Total liabilities and partners’ capital	$55,022
Our ownership interest in the AQUA U.S. Fund	$50,890
Ashford Quantitative Alternatives (U.S.), LP
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Total investment income	$97	$18
Net expenses	99	(189)
Net investment income (loss)	196	(171)
Net unrealized gain (loss) on investments	50	1,118
Net realized gain (loss) on investments	(100)	(6,801)
Net income (loss) attributable to the AQUA U.S. Fund	$146	$(5,854)
Our equity in earnings (loss) of the AQUA U.S. Fund	$52	$(3,066)
OpenKey
In 2016, the Company made investments totaling $2.3 million in OpenKey, which is controlled and consolidated by Ashford Inc., for a 13.3% ownership interest. On March 2, 2017, we invested an additional $650,000. As of March 31, 2017, the Company has made investments totaling $3.0 million, for a 15.35% ownership interest. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of March 31, 2017, our ownership interest had a carrying value of $2.6 million. For the three months ended March 31, 2017, our equity in earnings (loss) in the unconsolidated entity was a loss of $107,000. For the three months ended March 31, 2016, our equity in earnings (loss) in the unconsolidated entity was immaterial.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2017	December 31, 2016
Mortgage loan (2)	1 hotel	April 2017	LIBOR (1) + 4.95%	$33,300	$33,300
Mortgage loan (3) (4) (12)	23 hotels	April 2017	LIBOR (1) + 4.39%	1,050,374	1,070,560
Mortgage loan (5)	1 hotel	May 2017	LIBOR (1) + 5.10%	25,100	25,100
Mortgage loan (5)	1 hotel	June 2017	LIBOR (1) + 5.10%	43,750	43,750
Mortgage loan	1 hotel	June 2017	5.98%	15,654	15,729
Mortgage loan (5)	8 hotels	July 2017	LIBOR (1) + 4.09%	144,000	144,000
Mortgage loan (5)	1 hotel	July 2017	LIBOR (1) + 4.15%	35,200	35,200
Mortgage loan (5)	1 hotel	July 2017	LIBOR (1) + 5.10%	40,500	40,500
Mortgage loan (6) (7) (13)	6 hotels	August 2017	LIBOR (1) + 4.35%	280,421	301,000
Mortgage loan (6)	4 hotels	August 2017	LIBOR (1) + 4.38%	52,530	52,530
Mortgage loan (8)	17 hotels	December 2017	LIBOR (1) + 5.52%	412,500	412,500
Mortgage loan	1 hotel	January 2018	4.38%	95,677	96,169
Mortgage loan	2 hotels	January 2018	4.44%	104,511	105,047
Mortgage loan (9)	8 hotels	January 2018	LIBOR (1) + 4.95%	376,800	376,800
Mortgage loan (10)	5 hotels	February 2018	LIBOR (1) + 4.75%	200,000	200,000
Mortgage loan (11)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	12,000
Mortgage loan (8)	18 hotels	October 2018	LIBOR (1) + 4.55%	450,000	450,000
Mortgage loan	1 hotel	July 2019	4.00%	5,411	5,436
Mortgage loan	1 hotel	November 2020	6.26%	96,446	96,873
Mortgage loan	1 hotel	May 2023	5.46%	54,455	54,685
Mortgage loan	1 hotel	January 2024	5.49%	10,336	10,378
Mortgage loan	1 hotel	January 2024	5.49%	7,082	7,111
Mortgage loan	1 hotel	May 2024	4.99%	6,613	6,641
Mortgage loan	3 hotels	August 2024	5.20%	66,915	67,164
Mortgage loan	2 hotels	August 2024	4.85%	12,380	12,427
Mortgage loan	3 hotels	August 2024	4.90%	24,742	24,836
Mortgage loan	3 hotels	February 2025	4.45%	52,982	53,293
Mortgage loan	2 hotels	February 2025	4.45%	20,484	20,575
				3,730,163	3,773,604
Premiums, net				2,989	3,523
Deferred loan costs, net				(13,112)	(17,889)
				$3,720,040	$3,759,238

Indebtedness related to assets held for sale (12)	1 hotel	April 2017	LIBOR (1) + 4.39%	—	16,080
Indebtedness related to assets held for sale (13)	1 hotel	August 2017	LIBOR (1) + 4.35%	—	19,599
Indebtedness, net				$3,720,040	$3,723,559
____________________________________
(1) LIBOR rates were 0.983% and 0.772% at March 31, 2017 and December 31, 2016, respectively.
(2) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in April 2017.
(3) This mortgage loan has four one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in April 2017.
(4) This mortgage loan had a $20.2 million pay down of principal related to the sale of the Renaissance Portsmouth that was sold on February 1, 2017.
(5) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(6) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in August 2016.
(7) This mortgage loan had a $20.6 million pay down of principal related to the sale of the Embassy Suites Syracuse that was sold on March 6, 2017.
(8) This mortgage loan has four one-year extension options, subject to satisfaction of certain conditions.
(9) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in January 2017.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(10) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions and a LIBOR floor of 0.20%. The second one-year extension period began in February 2017.
(11) This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(12) A portion of this loan at December 31, 2016 relates to the Renaissance Portsmouth that was sold on February 1, 2017. See note 4.
(13) A portion of this loan at December 31, 2016 relates to the Embassy Suites Syracuse that was sold on March 6, 2017. See note 4.
On February 1, 2017, we repaid $20.2 million of principal on our mortgage loan partially secured by the Renaissance Portsmouth. This hotel property was sold on February 1, 2017.
On March 6, 2017, we repaid $20.6 million of principal on our mortgage loan partially secured by the Embassy Suites Syracuse. This hotel property was sold on March 6, 2017.
During the three months ended March 31, 2017 and 2016, we recognized premium amortization of $534,000 and $521,000, respectively. The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of March 31, 2017, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Income (loss) allocated to common stockholders:
Income (loss) attributable to the Company	$(25,413)	$(9,989)
Less: Dividends on preferred stock	(10,956)	(8,490)
Less: Dividends on common stock	(11,438)	(11,333)
Less: Dividends on unvested performance stock units	(98)	(40)
Less: Dividends on unvested restricted shares	(205)	(148)
Undistributed income (loss)	(48,110)	(30,000)
Add back: Dividends on common stock	11,438	11,333
Distributed and undistributed income (loss) - basic and diluted	$(36,672)	$(18,667)

Weighted average shares outstanding:
Weighted average common shares outstanding - basic	94,840	94,136

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.39)	$(0.20)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.39)	$(0.20)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2017	2016
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$205	$148
Income (loss) allocated to unvested performance stock units	98	40
Income (loss) attributable to noncontrolling interest in operating partnership units	(6,493)	(2,112)
Total	$(6,190)	$(1,924)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	117	127
Effect of unvested performance stock units	40	—
Effect of assumed conversion of operating partnership units	17,265	19,043
Effect of incentive fee shares	300	—
Total	17,722	19,170
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
During the three months ended March 31, 2017, we entered into interest rate caps with notional amounts totaling $1.3 billion and strike rates ranging from 2.50% to 4.44%. These interest rate caps had effective dates from February 2017 to April 2017, maturity dates from January 2018 to April 2018, and a total cost of $280,000. These instruments were not designated as cash flow hedges.
During the three months ended March 31, 2016, we entered into interest rate caps with notional amounts totaling $237.5 million and strike rates ranging from 2.25% to 4.50%. These interest rate caps had effective dates from February 2016 to March 2016, maturity dates from February 2017 to December 2017, and a total cost of $73,000. These instruments were not designated as cash flow hedges.
As of March 31, 2017, we held interest rate caps with notional amounts totaling $3.1 billion and strike rates ranging from 1.50% to 4.45%. These instruments had maturity dates ranging from April 2017 to October 2018. These instruments cap the interest rates on our mortgage loans with principal balances of $3.1 billion and maturity dates from April 2017 to February 2018. As of March 31, 2017, we held interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to 0%. These instruments have maturity dates ranging from April 2020 to July 2020.
Credit Default Swap Derivatives—A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $7.7 million as of March 31, 2017. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Options on Futures Contracts—During the three months ended March 31, 2016, we purchased options on Eurodollar futures for a total cost of $250,000 and maturity date of June 2017. There were no purchases during the three months ended March 31, 2017.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2017, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.983% to 1.904% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total

March 31, 2017:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$721	$—	$—	$721	(2)
Interest rate derivatives - caps	—	3	—	—	3	(2)
Credit default swaps	—	1,645	—	(524)	$1,121	(2)
Options on futures contracts	39	—	—	—	39	(2)
	39	2,369	—	(524)	1,884
Non-derivative assets:
Equity securities	50,382	—	—	—	50,382	(3)
Total	$50,421	$2,369	$—	$(524)	$52,266

Liabilities
Derivative liabilities:
Credit default swaps	—	1,352	—	(1,550)	(198)	(4)
Net	$50,421	$3,721	$—	$(2,074)	$52,068

December 31, 2016:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$2,358	$—	$—	$2,358	(2)
Interest rate derivatives - caps	—	24	—	—	24	(2)
Credit default swaps	—	2,867	—	(1,751)	1,116	(2)
Options on futures contracts	116	—	—	—	116	(2)
	116	5,249	—	(1,751)	3,614
Non-derivative assets:
Equity securities	53,185	—	—	—	53,185	(3)
Total	$53,301	$5,249	$—	$(1,751)	$56,799
____________________________________
(1) Represents net cash collateral posted between us and our counterparties.
(2) Reported net as “derivative assets, net” in the consolidated balance sheets.
(3) Reported as “marketable securities” in the consolidated balance sheets.
(4) Reported net as “derivative liabilities, net” in the consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2017		2016
Assets
Derivative assets:
Interest rate derivatives - floors	$(1,637)		$7,701
Interest rate derivatives - caps	(300)		(337)
Credit default swaps	82	(4)	(485)	(4)
Options on futures contracts	(78)		39
	(1,933)		6,918
Non-derivative assets:
Equity	(3,346)		—
Total	(5,279)		6,918

Liabilities
Derivative liabilities:
Credit default swaps	48	(4)	—	(4)
Net	(5,231)		6,918

Total combined
Interest rate derivatives - floors	$(1,637)		$7,701
Interest rate derivatives - caps	(300)		(337)
Credit default swaps	3,120		(485)
Options on futures contracts	235		39
Unrealized gain (loss) on derivatives	1,418	(1)	6,918	(1)
Realized loss on credit default swaps	(2,990)	(2) (4)	—
Realized loss on options on futures contracts	(313)	(2)	—
Unrealized gain (loss) on marketable securities	(3,346)	(3)	—
Net	$(5,231)		$6,918

____________________________________
(1) Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.
(2) Included in “other income (expense)” in the consolidated statements of operations.
(3) Included in “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
(4) Excludes costs of $253 and $190, included in “other income (expense)” for the three months ended March 31, 2017 and 2016, respectively, associated with credit default swaps.

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

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$50,382	$50,382	$53,185	$53,185
Derivative assets, net	1,884	1,884	3,614	3,614
Derivative liabilities, net	198	198	—	—

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$306,670	$306,670	$348,067	$348,067
Restricted cash (1)	165,262	165,262	144,406	144,406
Accounts receivable, net (1)	59,740	59,740	44,934	44,934
Due from Ashford Prime OP, net	6	6	—	—
Due from AQUA U.S. Fund	2,579	2,579	—	—
Due from related party, net	1,392	1,392	—	—
Due from third-party hotel managers	18,583	18,583	13,348	13,348

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,733,152	$3,543,119 to $3,916,077	$3,777,127	$3,600,691 to $3,979,713
Accounts payable and accrued expenses (1)	156,388	156,388	128,309	128,309
Dividends and distributions payable	25,786	25,786	24,765	24,765
Due to Ashford Inc., net	15,750	15,750	15,716	15,716
Due to Ashford Prime OP, net	—	—	488	488
Due to related party, net (1)	—	—	1,046	1,046
Due to third-party hotel managers	2,667	2,667	2,714	2,714
____________________________________
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
Accounts receivable, net, accounts payable and accrued expenses, dividends payable, due to/from Ashford Prime OP, due from AQUA U.S. Fund, due to/from related party, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Derivative assets, net, and derivative liabilities, net. Fair value of interest rate derivatives is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. Fair values of options on futures contracts are valued at their last reported settlement price as of the measurement date. See notes 2, 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 94.9% to 104.9% of the carrying value of $3.7 billion at March 31, 2017 and approximately 95.3% to 105.4% of the carrying value of $3.8 billion at December 31, 2016. This is considered a Level 2 valuation technique.
11. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period. Beginning one year after issuance, each common unit may be redeemed for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either (i) issued pursuant to an effective registration statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement. Ashford Trust continues to hold 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, and all of our remaining lodging investments are owned by Ashford Trust OP. Each common unit and LTIP unit was worth approximately 95% and 96% of one share of our common stock at both March 31, 2017 and December 31, 2016, respectively, as a result of the specific distribution characteristics to unitholders in the Ashford Inc. spin-off.
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
The compensation committee of the board of directors of the Company approved Performance LTIP units to certain executive officers, which have a three year cliff vesting. The award agreements provide for the grant of a maximum number of Performance LTIP units that will be settled in LTIPs or common units of the Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The actual number of units earned may be adjusted from 0% to 100% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. Compensation expense was a credit of $88,000 recorded for the three months ended March 31, 2017. No compensation expense was recorded for the three months ended March 31, 2016. The Performance LTIP units unamortized fair value of $6.3 million at March 31, 2017 will be expensed over a period of 3.0 years.
As of March 31, 2017, we have issued a total of 11.8 million LTIP and Performance LTIP units, all of which, other than approximately 1.8 million (1.2 million of which are Performance LTIP units) and 660,000 units, issued in March 2017 and March 2015, respectively, have reached full economic parity with, and are convertible into, common units. Expense of $171,000 and $348,000 was recognized for the three months ended March 31, 2017 and 2016, respectively, which was associated with LTIP and Performance LTIP units issued to Ashford LLC’s employees and is included in “advisory services fee” in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unrecognized cost of LTIP units, which was $6.6 million at March 31, 2017, will be expensed over a period of 3.0 years.
During the three months ended March 31, 2017, approximately 21,000 common units with an aggregate fair value of approximately $161,000 were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption. During the three months ended March 31, 2016, no common units were redeemed.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of March 31, 2017 and December 31, 2016, were $111.3 million and $132.8 million, respectively, which represent ownership of our operating partnership of 15.40% and 14.48%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2017 and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

December 31, 2016, included adjustments of $131.8 million and $144.3 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net loss of $6.5 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.5 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively.
12. Equity and Equity-Based Compensation
Common Stock Dividends—For each of the 2017 and 2016 quarters, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2017.
Restricted Stock Units—Stock-based compensation expense of $415,000 and $636,000 was recognized for the three months ended March 31, 2017 and 2016, respectively, in connection with equity awards granted to employees of Ashford LLC and certain employees of Remington Lodging and is included in “advisory services fee” and “management fees,” respectively, in our consolidated statements of operations. At March 31, 2017, the unamortized cost of the unvested shares of restricted stock was $10.7 million which will be amortized over a period of 3.0 years, subject to future mark to market adjustments, and had vesting schedules between February 2018 and March 2020.
Performance Stock Units—The compensation committee of the board of directors of the Company approved PSUs to certain executive officers, which have a three year cliff vesting. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Compensation expense was a credit of $71,000 recorded for the three months ended March 31, 2017. No compensation expense was recorded for the three months ended March 31, 2016. The fair value of unrecognized cost of PSUs, which was $5.2 million at March 31, 2017, will be expensed over a period of approximately 3.0 years.
Preferred Dividends—During the three months ended March 31, 2017, the board of directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock, $0.4609 per share for our 7.375% Series F preferred stock and $0.4609 per share for our 7.375% Series G preferred stock. During the three months ended March 31, 2016, the board of directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D preferred stock and $0.5625 per share for our 9.00% Series E preferred stock.
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $725,000 and $756,000 at March 31, 2017 and December 31, 2016, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated losses of $31,000 and $38,000 for the three months ended March 31, 2017 and 2016, respectively.
13. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2017, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at March 31, 2017, we pay franchisor royalty fees between 1% and 6% of gross rooms revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2017 and 2040. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
We incurred franchise fees of $16.4 million and $17.1 million for the three months ended March 31, 2017 and 2016, respectively. Franchise fees are included in “other” hotel expenses in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Management Fees—Under management agreements for our hotel properties existing at March 31, 2017, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees , and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2017 through 2044, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord filed an appeal with the 4th District Court of Appeals in Florida. The parties agreed to table any hearings to establish attorney's fees until after the Court of Appeals decision. As a result of the jury verdict, we recorded the $10.8 million judgment, pre- and post-judgment interest of $707,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees for the year ended December 31, 2014. For the year ended December 31, 2015, we recorded post-judgment interest of $95,000.
Oral argument for the appeal took place on May 31, 2016. In December 2016, the 4th District Court of Appeals issued a decision which affirmed the wrongful eviction judgment and reversed certain other judgments. The Court of Appeals also ruled that the plaintiff was entitled to pre-judgment interest on the wrongful eviction judgment. The decision reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment resulting in a total loss as of December 31, 2016, including the judgment and pre- and post-judgment interest, of $12.8 million, or $13.2 million including a reasonable estimate of $400,000 for legal fees, which is included in accounts payable and accrued expenses on our consolidated balance sheet.
On January 11, 2017, we filed a motion for rehearing, rehearing en banc (meaning rehearing by the entire Appellate Court) as well as certification of the issues. On March 7, 2017, the Appellate Court denied our motions. On March 21, 2017, we filed our Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court and on April 10, 2017, we filed our Petitioners Brief on Jurisdiction. On April 18, 2017, Nantucket filed its Respondent’s Brief on Jurisdiction. The Florida Supreme Court review remains pending on jurisdictional briefs and, if discretionary jurisdiction is exercised, then full briefing and review on the merits will ensue.
On May 5, 2017, the 4th District Court of Appeals issued its Mandate, which resulted in an estimated final judgment of approximately $14.4 million, including pre-judgment interest. The Company estimates post-judgment interest to be approximately

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

$1.8 million and has increased its estimate of total loss related to reimbursement of the plaintiff’s legal fees to $800,000, bringing the total amount of the recorded loss to approximately $17.0 million as of March 31, 2017. This resulted in an additional accrual in the three months ended March 31, 2017 of approximately $3.8 million.This matter remains under appeal, and there is no assurance that the ultimate resolution will not differ from the amount currently estimated by the Company.
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
14. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2017 and December 31, 2016, all of our hotel properties were domestically located.
15. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At March 31, 2017, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is earned annually by Ashford LLC in each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group, subject to the FCCR Condition, as defined in the advisory agreement. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2017	2016
Advisory services fee
Base advisory fee	$8,716	$8,540
Reimbursable expenses (1)	1,522	1,463
Equity-based compensation (2)	403	900
Total advisory services fee	$10,641	$10,903
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In 2016, the $4.0 million of key money consideration was invested in furniture, fixtures and equipment by Ashford Inc. to be used by Ashford Trust, which represented all of the key money consideration for Le Pavillon. The hotel advisory services and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. As a result, $164,000 of advisory expense was allocated to lease expense and was included in “other” hotel expense in the consolidated statements of operations for the three months ended March 31, 2017. No advisory expense was allocated to lease expense for the three months ended March 31, 2016.
On January 19, 2017, AHT SMA, LP, a Delaware limited partnership and a wholly-owned subsidiary of Ashford Trust entered into an Investment Management Agreement (the “Agreement”) with Ashford Investment Management, LLC (“AIM”), a subsidiary of Ashford Inc., to manage all or a portion of Ashford Trust’s excess cash (the “Account”). Pursuant to the Agreement, the Company retained and appointed AIM as the investment manager for us. The Agreement will govern the relationship between Ashford Trust and AIM, as well as grant AIM certain rights, powers and duties to act on behalf of the Company. AIM will not be compensated by us for its services under the Agreement. We bear all costs and expenses of the establishment and ongoing maintenance of the Account as well as all costs and expenses of AIM. For the three months ended March 31, 2017, investment management reimbursable expenses were $417,000 which are included in “corporate, general and administrative” expense in the consolidated statements of operations.
At March 31, 2017 and December 31, 2016, we had payables of $15.8 million and $15.7 million, respectively, included in due to Ashford Inc., net, associated with the advisory services fee discussed above. In addition, at March 31, 2017, we held a receivable from the AQUA U.S. Fund of $2.6 million, associated with the 5% hold back from the AQUA U.S. Fund.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 173,000 shares of restricted stock under the Ashford Trust Stock Plan in 2016. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $25,000 and $84,000 was recognized for the three months ended March 31, 2017 and 2016, respectively. The unamortized fair value of these grants was $906,000 as of March 31, 2017, which will be amortized over a period of 2.0 years.

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
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
factors discussed in our Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 16, 2017, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

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

Earnings Release
Subsequent to the Company issuing its earnings press release for the three months ended March 31, 2017 on Form 8-K on May 4, 2017 (the “Earnings Release”), the 4th District Court of Appeals issued its Mandate on May 5, 2017 in the lawsuit captioned Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc., which resulted in an estimated final judgment of approximately $14.4 million, including pre-judgment interest. The Company estimates post-judgment interest to be approximately $1.8 million and has increased its estimate of total loss related to reimbursement of the plaintiff’s legal fees to $800,000, bringing the total amount of the recorded loss to approximately $17.0 million as of March 31, 2017. This resulted in an additional accrual in the three months ended March 31, 2017 of approximately $3.8 million. This matter remains under appeal, and there is no assurance that the ultimate resolution will not differ from the amount currently estimated by the Company.
This revised estimate results in an increase to net loss attributable to common stockholders of $3.1 million, or $0.04 per share (basic and diluted), and a decrease to EBITDA available to the Company and OP unitholders and funds from operations (“FFO”) available to the Company and OP unitholders of $3.7 million when compared to the results reported in the Earnings Release, and does not impact Adjusted EBITDA available to the Company and OP unitholders, Adjusted funds from operations (“AFFO”) available to common stockholders and OP unitholders or Hotel EBITDA.
Overview
We believe that industry fundamentals continue to show RevPAR growth through 2017, albeit at a slower pace. We will continue to seek ways to benefit from the cyclical nature of the hotel industry.
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties that are consistent with our investment strategy;

•	disposition of non-core hotel properties;

•	pursuing capital market activities to enhance long-term stockholder value;

•	maintaining adequate liquidity;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks;

•	making other investments or divestitures that our board of directors deems appropriate; and

•	maximizing stockholder returns via capital appreciation and dividends.
Recent Developments
On January 19, 2017, AHT SMA, LP, a Delaware limited partnership and a wholly-owned subsidiary of Ashford Trust entered into an Investment Management Agreement (the “Agreement”) with Ashford Investment Management, LLC (“AIM”), a subsidiary of Ashford Inc., to manage all or a portion of Ashford Trust’s excess cash (the “Account”). Pursuant to the Agreement, the Company retained and appointed AIM as the investment manager for us. The Agreement will govern the relationship between Ashford Trust and AIM, as well as grant AIM certain rights, powers and duties to act on behalf of the Company. AIM will not be compensated by us for its services under the Agreement. We bear all costs and expenses of the establishment and ongoing maintenance of the Account as well as all costs and expenses of AIM.
On February 1, 2017, the Company sold the Renaissance hotel in Portsmouth, Virginia (“Renaissance Portsmouth”) for approximately $9.2 million in cash. The sale resulted in a loss of $43,000 for the three months ended March 31, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. We repaid $20.2 million of principal on our mortgage loan that was partially secured by the Renaissance Portsmouth.
On February 20, 2017, the board of directors of the Company appointed Mr. Douglas A. Kessler as Chief Executive Officer of the Company, effective February 21, 2017. Also on February 20, 2017, Mr. Monty J. Bennett ceased to serve as the Company’s Chief Executive Officer. Mr. Bennett remains the Chairman of the Board. In order to provide greater focus to the Company, on April 27, 2017, Mr. Kessler resigned from the Board of Directors of Ashford Prime and no longer is President of Ashford Prime.
In connection with the appointment of Mr. Kessler as Chief Executive Officer of the Company, the Company and Mr. Kessler entered into a Restricted Stock Award Agreement (the “Award Agreement”), pursuant to which Mr. Kessler received 359,477 shares of Restricted Stock (as defined in the Award Agreement).

On February 21, 2017, the Company announced a proposal to acquire all of the outstanding shares of common stock of FelCor Lodging Trust Incorporated (“FelCor”) comprised of a fixed exchange ratio of 1.192 shares of Ashford Trust common stock for one share of FelCor common stock, 400,000 shares of Ashford Inc. common stock and 100,000 warrants to purchase shares of Ashford Inc. common stock. It also announced that it is nominating a slate of seven highly-qualified, independent directors for election to FelCor's Board of Directors at FelCor’s 2017 Annual Meeting of Stockholders. On April 24, 2017, the Board of Directors of FelCor announced that FelCor had entered into a merger agreement with RLJ Lodging Trust providing for all-stock consideration for FelCor stockholders valued at $8.01 per share based on the April 24, 2017 closing share price of $22.12 per share. On April 25, 2017, the Company announced that it had submitted a revised offer to FelCor’s Board of Directors on April 20, 2017, comprised of 50% cash consideration and valued at $8.22 per share based on the April 24, 2017 closing share price of the Company’s common stock of $6.43 per share. On May 3, 2017, the Company announced it is abandoning its efforts to merge with FelCor and has withdrawn its preliminary proxy and proposed slate consisting of seven independent directors for election to FelCor’s Board of Directors.
On March 2, 2017, we invested an additional $650,000 in OpenKey, resulting in a 15.35% total ownership interest.
On March 6, 2017, the Company sold the Embassy Suites in Syracuse, New York (“Embassy Suites Syracuse”) for approximately $8.8 million in cash. The sale resulted in a loss of $40,000 for the three months ended March 31, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. We repaid $20.6 million of principal on our mortgage loan that was partially secured by the Embassy Suites Syracuse.
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
On May 5, 2017, the 4th District Court of Appeals issued its Mandate in the lawsuit captioned Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc., which resulted in an estimated final judgment of approximately $14.4 million, including pre-judgment interest. The Company estimates post-judgment interest to be approximately $1.8 million and has increased its estimate of total loss related to reimbursement of the plaintiff’s legal fees to $800,000, bringing the total amount of the recorded loss to approximately $17.0 million as of March 31, 2017. This resulted in an additional accrual in the three months ended March 31, 2017 of approximately $3.8 million. This matter remains under appeal, and there is no assurance that the ultimate resolution will not differ from the amount currently estimated by the Company. See note 13 to our consolidated financial statements.
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

In September 2011, we entered into an at-the-market (“ATM”) program with an investment banking firm, pursuant to which we may issue up to 700,000 shares of 8.55% Series A Cumulative Preferred Stock and up to 700,000 shares of 8.45% Series D Cumulative Preferred Stock at market prices up to $30.0 million in total proceeds. A prospectus supplement will be required to be filed related to the ATM prior to our being able to issue additional shares under the ATM program. Through March 31, 2017, we have issued 169,306 shares of 8.55% Series A Cumulative Preferred Stock for gross proceeds of $4.2 million and 501,909 shares of 8.45% Series D Cumulative Preferred Stock for gross proceeds of $12.3 million. During the three months ended March 31, 2017, no shares were issued under this ATM program.
In May 2015, we entered into an ATM program with an investment banking firm to offer for sale from time to time up to $150.0 million of our common stock at market prices. No shares have been sold under this ATM program since its inception. The ATM program will remain in effect until such time that either party elects to terminate the program or the $150.0 million cap is reached.
On February 1, 2017, we repaid $20.2 million of principal on our mortgage loan that was partially secured by the Renaissance Portsmouth. This hotel property was sold on February 1, 2017.
On March 6, 2017, we repaid $20.6 million of principal on our mortgage loan that was partially secured by the Embassy Suites Syracuse. This hotel property was sold on March 6, 2017.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $39.5 million and $50.0 million for the three months ended March 31, 2017 and 2016, respectively. Cash flows from operations were impacted by changes in hotel operations, our hotel dispositions in 2016 and 2017, as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2017, net cash flows provided by investing activities were $8.4 million. Cash inflows primarily consisted of $48.4 million of proceeds associated with the liquidation of our interest in the AQUA U.S. Fund, $17.3 million attributable to net cash proceeds received from the sales of the Renaissance Portsmouth and Embassy Suites Syracuse and $190,000 of proceeds from property insurance. Cash inflows were partially offset by cash outlays primarily consisting of $56.8 million for capital improvements made to various hotel properties and an additional $650,000 investment in OpenKey. For the three months ended March 31, 2016, investing activities used net cash flows of $40.1 million, which primarily consisted of cash outflows $40.7 million for capital improvements made to various hotel properties and an initial $2.0 million investment in OpenKey. These outflows were partially offset by $2.5 million attributable to cash proceeds received from the sale of a vacant lot associated with Le Pavillon and $33,000 of proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2017, net cash flows used in financing activities were $68.5 million. Cash outlays primarily consisted of $43.4 million for repayments of indebtedness, $24.2 million for dividend payments to common and preferred stockholders and unitholders, $0.0 million for the repurchase of common stock and $623,000 for payments of loan costs and exit fees. For the three months ended March 31, 2016, net cash flows provided by financing activities were $10.4 million. Cash inflows consisted primarily of $37.5 million in borrowings on indebtedness. Cash inflows were partially offset by cash outlays primarily consisting of $22.7 million for dividend payments to common and preferred stockholders and unitholders, $3.6 million for repayments of indebtedness and $764,000 for payments of loan costs and exit fees.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of March 31, 2017, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
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
Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming debt maturities, we will continue to proactively address our 2017 and 2018 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.
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
Dividend Policy. During the three month periods ended March 31, 2017 and 2016, the board of directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2016, the board of directors approved our 2017 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2017. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Favorable/ (Unfavorable) Change
	2017	2016
Total revenue	$353,709	$367,772	$(14,063)
Total hotel operating expenses	(226,602)	(233,035)	6,433
Property taxes, insurance, and other	(18,333)	(18,612)	279
Depreciation and amortization	(64,698)	(62,162)	(2,536)
Impairment charges	—	111	(111)
Transaction costs	(3)	(95)	92
Advisory services fee	(10,641)	(10,903)	262
Corporate general and administrative	(5,170)	(1,673)	(3,497)
Operating income (loss)	28,262	41,403	(13,141)
Equity in earnings (loss) of unconsolidated entities	(763)	(3,585)	2,822
Interest income	208	63	145
Gain (loss) on sale of hotel properties	(83)	(114)	31
Other income (expense)	(3,120)	(252)	(2,868)
Interest expense and amortization of loan costs	(55,305)	(55,943)	638
Write-off of premiums, loan costs and exit fees	(54)	—	(54)
Unrealized gain (loss) on marketable securities	(3,346)	—	(3,346)
Unrealized gain (loss) on derivatives	1,418	6,918	(5,500)
Income tax benefit (expense)	846	(629)	1,475
Net income (loss)	(31,937)	(12,139)	(19,798)
(Income) loss from consolidated entities attributable to noncontrolling interests	31	38	(7)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,493	2,112	4,381
Net income (loss) attributable to the Company	$(25,413)	$(9,989)	$(15,424)

All hotel properties owned during the three months ended March 31, 2017 and 2016 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended March 31, 2017 and 2016. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Acquisition/Disposition	Acquisition/Disposition Date
5-hotel portfolio (1)	Various	Disposition	June 1, 2016
Hampton Inn & Suites (1)	Gainesville, FL	Disposition	September 1, 2016
SpringHill Suites Gaithersburg (1)	Gaithersburg, MD	Disposition	October 1, 2016
2-hotel portfolio (1)	Palm Desert, CA	Disposition	October 7, 2016
Renaissance (1)	Portsmouth, Virginia	Disposition	February 1, 2017
Embassy Suites (1)	Syracuse, New York	Disposition	March 6, 2017
____________________________________
(1) Collectively reported as “Hotel Dispositions”
The following table illustrates the key performance indicators of these hotel properties:

	Three Months Ended March 31,
	2017	2016
RevPAR (revenue per available room)	$118.24	$113.55
Occupancy	74.59%	74.38%
ADR (average daily rate)	$158.51	$152.67
The following table illustrates the key performance indicators of the 121 comparable hotel properties that were included for the full three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
RevPAR (revenue per available room)	$119.23	$115.29
Occupancy	74.75%	73.99%
ADR (average daily rate)	$159.50	$155.82
Comparison of the Three Months Ended March 31, 2017 and 2016
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company increased $15.4 million, from a net loss of $10.0 million for the three months ended March 31, 2016 (the “2016 quarter”) to a net loss of $25.4 million for the three months ended March 31, 2017 (the “2017 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $13.9 million, or 4.8%, to $276.7 million in the 2017 quarter compared to the 2016 quarter. This decrease is primarily attributable to lower room revenues of $19.8 million related to our Hotel Dispositions. This decrease was partially offset by higher aggregate room revenue of $5.9 million from our comparable hotel properties and WorldQuest, which experienced an increase of 76 basis points in occupancy and an increase of 2.4% in room rates.
Food and beverage revenue experienced a decrease of $205,000, or 0.3%, to $62.9 million in the 2017 quarter compared to the 2016 quarter. This decrease is primarily attributable to lower food and beverage revenue of $1.6 million related to our Hotel Dispositions. This decrease was partially offset by higher aggregate food and beverage revenue of $1.4 million from our comparable hotel properties and WorldQuest.
Other hotel revenue, which consists mainly of Internet access, parking, and spa, experienced an increase of $57,000, or 0.4%, to $13.8 million in the 2017 quarter compared to the 2016 quarter. This increase is a result of $692,000 from our comparable hotel properties and WorldQuest, partially offset by lower other hotel revenue of $635,000 related to our Hotel Dispositions. Other non-hotel revenue decreased $5,000, or 1.3%, to $388,000.

Hotel Operating Expenses. Hotel operating expenses decreased $6.4 million, or 2.8%, to $226.6 million in the 2017 quarter compared to the 2016 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced a decrease in direct expenses of $4.5 million in the 2017 quarter as compared to the 2016 quarter, which was comprised of a decrease of $6.2 million related to our Hotel Dispositions, partially offset by an increase of $1.7 million from our comparable hotel properties and WorldQuest. Direct expenses were 30.3% and 30.4% of hotel revenue in the 2017 and 2016 quarters, respectively. We experienced a decrease in indirect expenses and management fees of $1.9 million in the 2017 quarter as compared to the 2016 quarter, which was comprised of a decrease of $6.8 million from our Hotel Dispositions, partially offset by an increase of $1.0 million from our comparable hotel properties and WorldQuest and $3.8 million associated with an additional accrual related to the final judgment in the lawsuit captioned Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. See note 13 to our consolidated financial statements. The increase from our comparable hotel properties and WorldQuest are attributable to higher hotel revenue at those properties.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other decreased $279,000 or 1.5%, to $18.3 million in the 2017 quarter compared to the 2016 quarter. The decrease was primarily due to $863,000 from our Hotel Dispositions, partially offset by an increase of $584,000 from our comparable hotel properties and WorldQuest.
Depreciation and Amortization. Depreciation and amortization increased $2.5 million or 4.1%, to $64.7 million in the 2017 quarter compared to the 2016 quarter. The increase was primarily due to $6.3 million of depreciation and amortization on capital expenditures at our comparable hotel properties and WorldQuest that have occurred since March 31, 2016. These increases were offset by a decrease of $3.7 million related to our Hotel Dispositions.
Impairment Charges. We recorded an impairment credit of $111,000 in the 2016 quarter. The impairment credit related to valuation adjustments on a previously impaired mezzanine loan.
Transaction Costs. Transaction costs were $3,000 in the 2017 quarter compared to $95,000 in the 2016 quarter.
Advisory Services Fee. Advisory services fee decreased $262,000 or 2.4%, to $10.6 million in the 2017 quarter compared to the 2016 quarter, which represent fees paid in connection with the advisory agreement between Ashford Inc. and us. In the 2017 quarter, the advisory services fee was comprised of a base advisory fee of $8.7 million, reimbursable expenses of $1.5 million and equity-based compensation of $403,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2016 quarter, the advisory services fee was comprised of a base advisory fee of $8.5 million, reimbursable expenses of $1.5 million and equity-based compensation of $900,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate, General, and Administrative. Corporate, general, and administrative expenses increased $3.5 million, or 209.0%, to $5.2 million in the 2017 quarter compared to the 2016 quarter. The increase was primarily attributable to $2.6 million of transaction, acquisition and management conversion costs and higher public company costs, office expenses, professional fees and other miscellaneous expenses of $863,000 in the 2017 quarter.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $763,000 and $3.6 million in the 2017 and 2016 quarters, respectively. The 2017 quarter included equity in loss of $708,000 from Ashford Inc. and $106,000 from OpenKey, partially offset by equity in earnings of $52,000 from the AQUA U.S. Fund. The 2016 quarter includes equity in loss of $3.1 million from the AQUA U.S. Fund and $519,000 from Ashford Inc.
Interest Income. Interest income was $208,000 and $63,000 in the 2017 and 2016 quarters, respectively.
Gain (Loss) on Sale of Hotel Properties. Loss on sale of hotel properties was a loss of $83,000 and $114,000 in the 2017 and 2016 quarters, respectively. The loss in the 2017 quarter was related to the sale of the Renaissance Portsmouth and Embassy Suites Syracuse. The loss in the 2016 quarter primarily related to the sale of a vacant lot associated with the Le Pavillon Hotel in New Orleans, Louisiana.
Other Income (Expense). Other expense increased $2.9 million, or 1,138.1%, from $252,000 in the 2016 quarter to $3.1 million in the 2017 quarter. In the 2017 quarter we recognized a realized loss of $3.0 million related to the termination of a CMBX tranche, $313,000 related to the maturity of options on futures contracts and $253,000 related to CMBX premiums and usage fees. These expenses were partially offset by dividend income of $432,000. In the 2016 quarter we incurred expense of $190,000 related to CMBX premiums and usage fees and other miscellaneous expense of $62,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $638,000 or 1.1%, to $55.3 million in the 2017 quarter compared to the 2016 quarter. The decrease is primarily due to lower interest expense and amortization of loan costs of $2.2 million resulting from our Hotel Dispositions, partially offset by an increase of $1.6 million as a result of higher interest expense and amortization of loan costs as a result of refinances and increases in LIBOR rates on our comparable hotels properties. The average LIBOR rates in the 2017 quarter and the 2016 quarter were 0.83% and 0.42%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $54,000 in the 2017 quarter. In the 2017 quarter, we incurred defeasance and other exit fees of $54,000 related to the sale of Portsmouth Renaissance and Embassy Suites Syracuse.
Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities was $3.3 million in the 2017 quarter, which was based on changes in closing market prices during the quarter. There was no unrealized gain (loss) on marketable securities in the 2016 quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives decreased $5.5 million or 79.5%, from $6.9 million in the 2016 quarter to $1.4 million in the 2017 quarter. The 2017 quarter consisted of unrealized gains of $3.0 million related to CMBX tranche terminations, $313,000 associated with the maturity of options on futures contracts and $130,000 on the outstanding CMBX tranches. These unrealized gains were partially offset by unrealized losses of $1.6 million, $300,000 and $78,000 associated with interest rate floors, interest rate caps and options on futures contracts, respectively. In the 2016 quarter, we had unrealized gain consisting of $7.7 million related to interest rate floors, offset by unrealized losses of $429,000, $337,000 and $17,000, on credit default swaps, interest rate derivatives and options on futures contracts, respectively. The fair values of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax Benefit (Expense). Income tax benefit (expense) changed by $1.5 million, or 234.5% from expense of $629,000 in the 2016 quarter to a benefit of $846,000 in the 2017 quarter. The change in income tax benefit (expense) is primarily due to a decrease in taxable income recognized by our TRS entities.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated losses of $31,000 and $38,000 in the 2017 and 2016 quarters, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $6.5 million and $2.1 million in the 2017 and 2016 quarters, respectively. Redeemable noncontrolling interests represented ownership interests of 15.40% and 13.55% in the operating partnership at March 31, 2017 and 2016, respectively.
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
CONTRACTUAL OBLIGATIONS
There have been no material changes since December 31, 2016, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2016 Form 10-K. There have been no material changes in these critical accounting policies.

NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO and AFFO are made to assist our investors evaluate our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of premiums and loan costs, net, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gain/loss on sale of hotel properties, impairment charges, write-off of loan costs and exit fees, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, unrealized gain/loss on marketable securities, derivative instruments and investment in securities investment fund, as well as our portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(31,937)	$(12,139)
(Income) loss from consolidated entities attributable to noncontrolling interest	31	38
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,493	2,112
Net income (loss) attributable to the Company	(25,413)	(9,989)
Interest income	(208)	(63)
Interest expense and amortization of premiums and loan costs, net	55,276	55,913
Depreciation and amortization	64,635	62,101
Income tax (benefit) expense	(848)	629
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(6,493)	(2,112)
Equity in (earnings) loss of unconsolidated entities	815	519
Company's portion of EBITDA of unconsolidated entities (Ashford Inc.)	(384)	115
Company's portion of EBITDA of unconsolidated entities (OpenKey)	(124)	—
EBITDA available to the Company and OP unitholders	87,256	107,113
Amortization of unfavorable contract liabilities	(384)	(494)
Impairment charges	—	(111)
(Gain) loss on sale of hotel properties	83	114
Write-off of loan costs and exit fees	54	—
Other (income) expense	3,120	252
Transaction, acquisition and management conversion costs	2,676	218
Legal judgment and related legal costs	3,801	24
Unrealized (gain) loss on marketable securities	3,346	—
Unrealized (gain) loss on derivatives	(1,418)	(6,918)
Dead deal costs	4	(3)
Non-cash stock/unit-based compensation	428	984
Company's portion of unrealized (gain) loss of AQUA U.S. Fund	(52)	3,066
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	1,883	748
Company's portion of adjustments to EBITDA of unconsolidated entities (OpenKey)	1	—
Adjusted EBITDA available to the Company and OP unitholders	$100,798	$104,993

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, other impairment charges, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, and non-cash items such as non-cash stock/unit-based compensation, unrealized gain/loss on marketable securities, derivative instruments and investment in securities investment fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(31,937)	$(12,139)
(Income) loss from consolidated entities attributable to noncontrolling interest	31	38
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,493	2,112
Preferred dividends	(10,956)	(8,490)
Net income (loss) attributable to common stockholders	(36,369)	(18,479)
Depreciation and amortization of real estate	64,635	62,101
(Gain) loss on sale of hotel properties	83	114
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(6,493)	(2,112)
Equity in (earnings) loss of unconsolidated entities	815	519
Company's portion of FFO of unconsolidated entities (Ashford Inc.)	(709)	(155)
Company's portion of FFO of unconsolidated entities (OpenKey)	(125)	—
FFO available to common stockholders and OP unitholders	21,837	41,988
Write-off of loan costs and exit fees	54	—
Other impairment charges	—	(111)
Other (income) expense	3,120	252
Transaction, acquisition and management conversion costs	2,676	218
Legal judgment and related legal costs	3,801	24
Unrealized (gain) loss on marketable securities	3,346	—
Unrealized (gain) loss on derivatives	(1,418)	(6,918)
Dead deal costs	4	(3)
Non-cash stock/unit-based compensation	428	984
Company's portion of unrealized (gain) loss of AQUA U.S. Fund	(52)	3,066
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	1,883	748
Company's portion of adjustments to FFO of unconsolidated entities (OpenKey)	1	—
Adjusted FFO available to common stockholders and OP unitholders	$35,680	$40,248

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2017:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	257	100	257
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	San Antonio, TX	Full service	251	100	251

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
Marriott Residence Inn	Tampa, FL	Select service	109	100	109
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	253	100	253
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Crowne Plaza	Atlanta, GA	Full service	495	100	495
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, DC	Full service	173	100	173
The Melrose	Washington, DC	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	140	100	140
Ground Lease Properties
Crown Plaza	Key West, FL	Full service	160	100	160
Crown Plaza	Annapolis, MD	Full service	196	100	196
Hilton	Ft. Worth, TX	Full service	294	100	294
Renaissance	Palm Springs, CA	Full service	410	100	410
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
Total			25,553		25,526

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments and our derivatives portfolio that bear interest at variable rates that fluctuate with market interest rates. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At March 31, 2017, our total indebtedness of $3.7 billion included $3.2 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2017 would be approximately $7.9 million annually. Interest rate changes have no impact on the remaining $573.7 million of fixed-rate debt. At December 31, 2016, the total consolidated indebtedness of $3.8 billion included $3.2 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2016 would be approximately $8.0 million per year. Interest rate changes will have no impact on the remaining $576.4 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2017 and December 31, 2016, respectively, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $200.0 million, to hedge financial and capital market risk for upfront costs of $7.6 million, which was subsequently returned to us as collateral by our counterparties. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $7.7 million at March 31, 2017.
We have purchased options on Eurodollar futures, excluding those that have matured, to hedge our cash flow risk for total costs of $250,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are fulfilled.
We hold interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to zero percent. Our total exposure is capped at our initial upfront costs totaling $9.4 million. These instruments have maturity dates ranging from April 2020 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2017 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting except as it relates to the remedial actions that were implemented as described in Item 9A. Controls and Procedures of the Annual Report on Form 10-K for the year ended December 31, 2016.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. A final judgment was entered and the landlord filed an appeal with the 4th District Court of Appeals in Florida. The parties agreed to table any hearings to establish attorney's fees until after the Court of Appeals decision. As a result of the jury verdict, we recorded the $10.8 million judgment, pre- and post-judgment interest of $707,000 and accrued a reasonable estimate of $400,000 of loss related to legal fees for the year ended December 31, 2014. For the year ended December 31, 2015, we recorded post-judgment interest of $95,000.
Oral argument for the appeal took place on May 31, 2016. In December 2016, the 4th District Court of Appeals issued a decision which affirmed the wrongful eviction judgment and reversed certain other judgments. The Court of Appeals also ruled that the plaintiff was entitled to pre-judgment interest on the wrongful eviction judgment. The decision reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment resulting in a total loss as of December 31, 2016, including the judgment and pre- and post-judgment interest, of $12.8 million, or $13.2 million including a reasonable estimate of $400,000 for legal fees, which is included in accounts payable and accrued expenses on our consolidated balance sheet.
On January 11, 2017, we filed a motion for rehearing, rehearing en banc (meaning rehearing by the entire Appellate Court) as well as certification of the issues. On March 7, 2017, the Appellate Court denied our motions. On March 21, 2017, we filed our Notice to Invoke Discretionary Jurisdiction of the Florida Supreme Court and on April 10, 2017, we filed our Petitioners Brief on Jurisdiction. On April 18, 2017, Nantucket filed its Respondent’s Brief on Jurisdiction. The Florida Supreme Court review remains pending on jurisdictional briefs and, if discretionary jurisdiction is exercised, then full briefing and review on the merits will ensue.
On May 5, 2017, the 4th District Court of Appeals issued its Mandate, which resulted in an estimated final judgment of approximately $14.4 million, including pre-judgment interest. The Company estimates post-judgment interest to be approximately $1.8 million and has increased its estimate of total loss related to reimbursement of the plaintiff’s legal fees to $800,000, bringing the total amount of the recorded loss to approximately $17.0 million as of March 31, 2017. This resulted in an additional accrual in the three months ended March 31, 2017 of approximately $3.8 million. This matter remains under appeal, and there is no assurance that the ultimate resolution will not differ from the amount currently estimated by the Company.

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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At March 31, 2017, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the first quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	10,408		$—	(3)	—	$200,000,000
February 1 to February 28	31,364	(1)	6.80	(3)	—	200,000,000
March 1 to March 31	178,974	(1)	6.22	(3)	—	200,000,000
Total	220,746		$6.30		—
____________________

(1)	Includes 28,052 shares and 175,247 shares in February and March, respectively, that were purchased from employees of Ashford LLC to satisfy stock vesting tax withholdings.

(2)
In September 2011, our board of directors announced the reinstatement of our 2007 share repurchase program and authorized an increase in repurchase plan authorization from the remaining $58.4 million to $200.0 million. The plan provides for: (i) the repurchase of shares of our common stock, Series A preferred stock and Series D preferred stock, and /or (ii) discounted purchases of outstanding debt obligations, including debt secured by hotel assets. No shares of common or preferred stock have been repurchased under this program since September 2011and none are authorized for purchase without further authorization from our board of directors.

(3)	There is no cost associated with the forfeiture of restricted shares of 10,408, 3,312 and 3,727 of our common stock in January, February and March, respectively.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1
Articles of Amendment and Restatement, as amended by Amendment Number One to Articles of Amendment and Restatement (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed May 15, 2015) (File No. 333-204235)

3.2
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015 and by Amendment No. 3 on August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 8, 2016)

10.1
Restricted Stock Award Agreement, dated as of February 20, 2017 by and between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on February 21, 2017)

10.2
Amended and Restated Employment Agreement, dated February 20, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Douglas A. Kessler (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on February 21, 2017)

10.3
Indemnification Agreement, dated February 20, 2017, by and between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on February 21, 2017)

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	May 9, 2017	By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
President and Chief Executive Officer

Date:	May 9, 2017	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer